Form 10-K
period 1997-12-31
MCCLATCHY CO
filed 1998-03-30
CIK 1056087

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K
(MARK ONE)
   x             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
   -                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________.

                          Commission File Number 1-9824

                              THE MCCLATCHY COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    52-2080478
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

    2100 "Q" STREET, SACRAMENTO, CA.                           95816
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (916) 321-1846

                            ------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED
       -------------------                          -------------------
 Class A Common Stock, par value                  New York Stock Exchange
         $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
                                                     ---

         Aggregate market value of the Company's voting stock held by non-affiliates on March 26, 1998, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date: approximately $653,878,909. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

         Shares outstanding at March 27, 1998:
                                     Class A Common Stock -  15,814,374 shares
                                     Class B Common Stock -  28,675,912 shares
         Documents incorporated by reference:

         Definitive Proxy Statement for the Company's May 21, 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

================================================================================

                         INDEX TO THE McCLATCHY COMPANY

                                 1997 FORM 10-K

Item No.                                                                   Page
--------                                                                   ----
                                     PART I

1.   Business...............................................................  1
     Recent Event...........................................................  2
     California Newspapers..................................................  3
     Northwest Newspapers...................................................  4
     Carolinas Newspapers...................................................  6
     Other Operations.......................................................  9
     Raw Materials..........................................................  9
     Competition............................................................ 10
     Employees - Labor...................................................... 10
2.   Properties............................................................. 11
3.   Legal Proceedings...................................................... 12
4.   Submission of Matters to a Vote of Security
         Holders............................................................ 12


                                     PART II

5.   Market for the Registrant's Common Stock
         and Related Stockholder Matters.................................... 12
6.   Selected Financial Data................................................ 13
7.   Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 14
8.   Financial Statements and Supplementary Data............................ 21
9.   Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure............................. 42


                                    PART III

10.  Directors and Executive Officers of the
         Registrant......................................................... 42
11.  Executive Compensation................................................. 43
12.  Security Ownership of Certain Beneficial
         Owners and Management.............................................. 43
13.  Certain Relationships and Related
         Transactions....................................................... 43


                                     PART IV

14.  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K............................................ 43

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         The McClatchy Company, a Delaware corporation, is a successor in interest to McClatchy Newspapers, Inc., a Delaware corporation, and was created as a result of the Amended and Restated Agreement and Plan of Merger and Reorganization (the "merger"), dated as of February 13, 1998, between (among others) McClatchy Newspapers, Inc. and Cowles Media Company, a Delaware corporation ("Cowles"). Pursuant to the merger agreement, McClatchy Newspapers, Inc. and Cowles each became wholly-owned subsidiaries of The McClatchy Company. All references to the "Company" herein include the predecessor in interest, McClatchy Newspapers, Inc. Prior to the merger, the Company owned and published 23 newspapers in three regions of the Country -- California, Northwest (Alaska and Washington) and the Carolinas. These newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 31, 1997, the Company had an average paid daily circulation of 979,900, Sunday circulation of 1,176,700 and non-daily circulation of 69,400. The following discussion reviews the Company's existing businesses prior to the merger. Please see the Recent Event section below for a discussion of the merger.

         Each of the Company's newspapers is semiautonomous in its business and editorial operations so as to meet most effectively the needs of the communities it serves. Publishers, editors and general managers of the newspapers make the day-to-day decisions and within limits are responsible for their own budgeting and planning. Policies on such matters as the amount and type of capital expenditures, key personnel changes, and strategic planning and operating budgets including wage and pricing matters, are approved or established by the Company's senior management or Board of Directors.

         The Company's overall strategy is to concentrate on developing its newspapers and smaller related businesses. Each of its ten largest daily newspapers has the largest circulation of any newspaper servicing its particular metropolitan area. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 79% of consolidated revenues in 1997 and 78% of consolidated revenues in 1996. Circulation revenues approximated 17% of consolidated revenues in 1997 and 18% of consolidated revenues in 1996.

         The Company's newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the Easter holiday and spring advertising season, and Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits.

         Other businesses owned by the Company include Nando, the Company's on-line publishing operation, and McClatchy Printing Company and Benson Printing Company, commercial printing operations in California and North Carolina. The Company also owns The Newspaper Network (TNN), a distributor of preprinted advertising inserts and run-of-press advertising. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in Washington State.

         The Company is in the process of addressing the issue that many automated information systems may not operate effectively as of January 1, 2000. Please see the discussion in Part II, Item 7 under the heading "Year 2000 Compliance".

         When used in this Report, the words "expect" and "project" and similar expressions are generally intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, including those discussed in "Forward Looking Information" in Part II, Item 7, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.


RECENT EVENT

         On February 13, 1998 the Company signed an amended and restated agreement to acquire all of the outstanding shares of Cowles Media Company (Cowles) in a transaction valued at $1.4 billion, including the assumption of approximately $81 million in existing Cowles debt. Cowles publishes the STAR TRIBUNE newspaper, which serves the Twin Cities of Minneapolis and St. Paul, and also owns four separate subsidiaries that publish business magazines, special-interest magazines and home improvement books. In January 1998, the Company signed agreements to sell Cowles' magazine and book publishing subsidiaries to two separate buyers. The combined proceeds plus debt and other liabilities assumed by the buyers is valued in excess of $208 million and the company used the proceeds to repay debt associated with the Cowles merger.

         In connection with the merger, the Company issued approximately 6.4 million shares of Class A Common Stock and paid cash for the remainder of the purchase price. The Class A shares were subject to an exchange ratio of 3.01667 shares of McClatchy Class A Common for each Cowles share (valued at $90.50 per share). The Company obtained bank debt through a syndicate of banks and financial institutions to finance the cash portion of the merger and to refinance its existing debt, as well as Cowles existing debt. The merger and the sales of the non-newspaper businesses closed on March 19, 1998.

         The primary asset retained by the Company is the STAR TRIBUNE, the leading newspaper in Minnesota with daily circulation of 373,000 and Sunday circulation of 673,000. It is the 16th largest newspaper on a daily basis and the 12th largest Sunday newspaper in the nation and is now the Company's largest newspaper.

         The merger will be accounted for as a purchase, and accordingly, assets acquired and liabilities assumed will be recorded at their fair market values. The Company will undertake an appraisal of substantially all assets and liabilities as soon as possible. Cowles results of operations beginning as of March 19, 1998, have been included in the Company's results. None of Cowles results have been included in this Report. As a result of higher depreciation and amortization, higher interest expense on the new debt, and the issuance of additional stock, the acquisition is expected to be dilutive to the Company's 1998 net income and earnings per share.

CALIFORNIA NEWSPAPERS

         The three "Bee" newspapers have formed the core of the Company's operations for many years and continue to have a significant influence on the civic, political, economic and cultural life of California's Central Valley. These newspapers are summarized below:

                                  1997 Circulation (1)
                       -----------------------------------------
  Newspaper            Daily/Weekly     Sunday     1997 Revenues    1996 Revenues
  ---------            ------------     ------     -------------    -------------
The Sacramento Bee       284,200       349,100     $ 188,842,000    $ 178,801,000
The Fresno Bee           155,200       190,000        81,439,000       79,554,000
The Modesto Bee           83,300        90,400        45,319,000       43,332,000
Other newspapers           4,300             -         2,627,000        9,032,000

(1) Based on calendar year average paid daily circulation.

         THE BEE newspapers and other California papers produced approximately 49.6% of the total Company revenues in 1997, about the same as 1996. In February 1997, the Company sold four of its California newspapers that had a combined daily circulation of approximately 10,150 and weekly circulation of 12,800. These newspapers generated $7.6 million in revenues in 1996.

THE SACRAMENTO BEE

         THE SACRAMENTO BEE, the Company's largest newspaper in 1997, is a morning newspaper serving the California state capital and its metropolitan area. In 1997, THE SACRAMENTO BEE'S average paid circulation increased 0.8% daily and decreased 0.3% Sunday from 1996. As of December 31, 1997, approximately 87.0% of the daily, and 82.0% of the Sunday circulation was home delivered.

         THE SACRAMENTO BEE'S advertising linage for the years ended December
31, 1997 and 1996 is set forth in the following table:
                                                                 1997       1996
                                                                 ----       ----
 Advertising Linage (in thousands of six-column inches):
      Full Run                                                  2,284      2,237
      Part Run                                                    377        289
      Total Market Coverage                                       132        151

         Net revenues of THE SACRAMENTO BEE increased 5.6% from 1996.

THE FRESNO BEE

         THE FRESNO BEE is a morning newspaper serving the Fresno, California metropolitan area. THE FRESNO BEE'S average paid circulation increased 0.2% daily and was up 0.7% on Sunday versus 1996. As of December 31, 1997, approximately 88.2% of THE FRESNO BEE'S daily and 89.5% of the Sunday circulation was home delivered.

         THE FRESNO BEE'S advertising linage for the years ended December 31, 1997 and 1996 is set forth in the following table:

                                                                 1997      1996
                                                                 ----      ----
Advertising Linage (in thousands of six-column inches):
      Full Run                                                  1,247     1,300
      Part Run                                                    192       138
      Total Market Coverage                                       143       143

         Net revenues of THE FRESNO BEE increased 2.4% from 1996.

THE MODESTO BEE

         THE MODESTO BEE is a morning newspaper that serves the Modesto, California metropolitan area, located between Sacramento and Fresno. THE MODESTO BEE'S average paid circulation declined 1.0% daily and 0.2% Sunday versus 1996. As of December 31, 1997, approximately 88.5% of the daily and 86.8% of the Sunday circulation was home delivered.

         THE MODESTO BEE'S advertising linage for the years ended December 31, 1997, and 1996 is set forth in the following table:

                                                               1997      1996
                                                               ----      ----
Advertising Linage (in thousands of six-column inches):
      Full Run                                                1,083     1,078
      Part Run                                                   72        54
      Total Market Coverage                                     471       501

         Net revenues of THE MODESTO BEE decreased 4.6% from 1996.

OTHER CALIFORNIA NEWSPAPER

         In February 1997, the Company sold four of its nondaily California newspapers, with the CLOVIS INDEPENDENT remaining its sole nondaily paper in the region.


NORTHWEST NEWSPAPERS

         The Company began to diversify geographically outside of California in 1979 when it purchased the ANCHORAGE DAILY NEWS. Later that year the Company purchased the TRI-CITY HERALD in Southeastern Washington. In 1986, the Company purchased its fourth (fifth after the Cowles merger) largest newspaper, THE (Tacoma) NEWS TRIBUNE. In June 1995, the Company acquired the PENINSULA GATEWAY in Gig Harbor, Washington, and in December 1996, the Company sold the Ellensburg DAILY RECORD. The Company now publishes four newspapers in Washington State and the largest daily newspaper in Alaska. These newspapers are summarized below:

                                    1997 Circulation (1)
          Newspaper          Daily/Weekly     Sunday      1997 Revenues         1996 Revenues
          ---------          ------------     ------      -------------         -------------
The News Tribune (Tacoma)         128,600     148,000     $  70,561,000         $  69,906,000
Anchorage Daily News               73,200      90,200        50,689,000            49,352,000
Tri-City Herald                    39,600      43,500        18,939,000            18,708,000
Other newspapers                   18,147           -         3,968,000             5,603,000
(1)  Based on calendar year average paid circulation

          The Company's northwest newspapers produced approximately 22.5% of the Company's total revenues in 1997 versus 23.0% in 1996.

THE NEWS TRIBUNE

         THE NEWS TRIBUNE, a morning newspaper, primarily serves the Tacoma, Washington metropolitan area in Pierce and South King Counties. It is the third largest newspaper in the state. In 1996 the average paid circulation of THE NEWS TRIBUNE declined 0.3% daily and increased 0.1% Sunday versus 1996.

         Tacoma is approximately 30 miles south of Seattle. THE NEWS TRIBUNE competes in the northern most fringes of its market with the major Seattle daily newspapers. As of December 31, 1997 approximately 84.0% of the daily and 82.0% of the Sunday circulation was home delivered.

         THE NEWS TRIBUNE'S advertising linage for the years ended December 31, 1997 and 1996 is set forth in the following table:

                                                                1997      1996
                                                                ----      ----
Advertising Linage (in thousands of six-column inches):
      Full Run                                                 1,080     1,138
      Part Run                                                    32        36
      Total Market Coverage                                       75        93

         Net revenues of THE NEWS TRIBUNE increased 0.9% from 1996.

ANCHORAGE DAILY NEWS

         The ANCHORAGE DAILY NEWS, a morning newspaper, is Alaska's largest newspaper. The ANCHORAGE DAILY NEWS circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprised of metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

         The DAILY NEWS' average paid daily circulation declined 0.3% in 1997, while Sunday circulation declined 1.5% from 1996. As of December 31, 1997 approximately 72.0% of the daily and 65.0% of the Sunday circulation was home delivered.

         Comparative amounts of linage for the years ended December 31, 1997 and 1996 are set forth in the following table:

                                                              1997       1996
                                                              ----       ----
Advertising Linage (in thousands of six-column inches):
 Full Run                                                    1,100      1,108
 Total Market Coverage                                          28         28

        Net revenues of the ANCHORAGE DAILY NEWS increased 2.7% over 1996.

TRI-CITY HERALD

         The TRI-CITY HERALD is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. The Tri-Cities economy has benefited by the Department of Energy's (DOE) efforts to clean up nuclear waste at nearby Hanford Nuclear reservation. However, recent layoffs by the DOE at Hanford have begun to slow economic growth in the area.

         The TRI-CITY HERALD'S average paid circulation has declined 1.3% daily and 0.5% Sunday from 1996. As of December 31, 1997, approximately 91.0% of the daily and 89.0% of the Sunday circulation was home delivered.

         The TRI-CITY HERALD'S advertising linage for the years ended December 31, 1997 and 1996 is set forth in the following table:

                                                              1997     1996
                                                              ----     ----
Advertising Linage (in thousands of six-column inches):
      Full Run                                                 860      853
      Total Market Coverage                                     39       67

         Net revenues of the TRI-CITY HERALD increased 1.2% over 1996.

OTHER NORTHWESTERN NEWSPAPERS

         The Ellensburg DAILY RECORD was sold in December 1996. The Company's other non-daily newspapers include the PENINSULA GATEWAY in South Puget Sound and the PIERCE COUNTY HERALD which circulates twice a week in Puyallup, near Tacoma. The combined net revenues of the other northwestern newspapers declined 29.2% mostly due to the sale of The DAILY RECORD whose revenues were $1.6 million in 1996.

CAROLINAS NEWSPAPERS

         In 1990, the Company purchased three daily and three nondaily newspapers in South Carolina from The News and Observer Publishing Company (N&O). On August 1, 1995, the Company purchased the remainder of N&O which included THE NEWS & OBSERVER newspaper and six non-daily newspapers (and other businesses discussed below). In mid 1997, the FORT MILL TIMES, a weekly newspaper, was purchased in South Carolina.

         The Carolinas newspapers are summarized below:

                                            1997 Circulation (1)
                                 -----------------------------------------
            Newspaper             Daily/Weekly     Sunday    1997 Revenues   1996 Revenues (2)
            ---------             ------------     ------    -------------   -----------------
The News & Observer (Raleigh)         160,200      206,700   $ 124,182,000   $   112,023,000
The Herald (Rock Hill)                 30,400       31,800      12,761,000        11,355,000
The Island Packet (Hilton Head)        14,500       16,600      10,041,000         9,068,000
Beaufort Gazette                       10,800       10,400       4,924,000         4,389,000
Nondaily newspapers (2)                46,900            -      15,571,000        16,839,000

(1) Based on calendar year average paid circulation.
(2) Four South Carolina non-daily newspapers revenues are consolidated with revenues of THE (Rock Hill) HERALD in 1997.

         The Carolinas newspapers produced 26.1% of total Company revenues in 1997 versus 24.6% in 1996.

THE NEWS & OBSERVER

         THE NEWS & OBSERVER, the Company's second largest newspaper in 1997, is a morning daily serving North Carolina's state capital, Raleigh, and the thriving Research Triangle which includes Raleigh, Durham and Chapel Hill, North Carolina.

         THE NEWS & OBSERVER'S average paid circulation in 1997 increased approximately 2.2% daily and 1.1% Sunday over calendar year 1996. As of December 31, 1997 approximately 79.0% of the daily and 58.0% of the Sunday circulation was home delivered.

         THE NEWS & OBSERVER'S advertising linage for the year ended December
31, 1997 and December 31, 1996 is set forth in the following table:
                                                              1997      1996
                                                              ----      ----
Advertising Linage (in thousands of six-column inches):
      Full Run                                               2,019     1,868
      Part Run                                                  87        95
      Total Market Coverage                                      9         8

        THE NEWS & OBSERVER'S revenues for 1997 increased 10.9% over 1996.

THE HERALD

         THE HERALD is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is a community approximately 25 miles southwest of Charlotte, North Carolina. In 1997, THE HERALD'S average paid circulation increased 0.4% daily and was up 1.0% Sunday from 1996.

         THE HERALD'S main competitor is a zoned edition of the CHARLOTTE OBSERVER, whose circulation in THE HERALD'S primary circulation area is estimated to be approximately a third of THE HERALD'S circulation.

As of December 31, 1997, approximately 80.0% of the daily and 77.0% of the Sunday circulation was home delivered.

         Advertising linage for the years ended December 31, 1997 and 1996 were as follows:

                                                              1997      1996
                                                              ----      ----
Advertising Linage (in thousands of six-column inches):
      Full Run                                                 945       910
      Total Market Coverage                                     71        58

         Net revenues of THE HERALD increased 6.2% over 1996.

THE ISLAND PACKET AND THE BEAUFORT GAZETTE

         THE ISLAND PACKET and THE BEAUFORT GAZETTE serve Beaufort County in southeastern South Carolina. THE ISLAND PACKET serves Hilton Head Island where tourism and retirement communities and services are the economic mainstays. THE GAZETTE serves the city of Beaufort and northern Beaufort County encompassing surrounding islands of Lady's, St. Helena, Fripp and Paris.

         The average paid circulation increased 5.4% daily and 0.2% Sunday at THE ISLAND PACKET and was up 2.0% daily and declined 0.7% Sunday at THE GAZETTE.

         As of December 31, 1997, approximately 67.0% of the daily and 59.0% of the Sunday circulation of THE PACKET was home delivered. Comparable amounts for THE GAZETTE were 70.0% daily and 72.0% Sunday.

         Advertising linage for the years ended December 31, 1997 and 1996 for the newspapers were:

                                                               1997      1996
                                                               ----      ----
Advertising Linage (in thousands of six-column inches):
      Packet Full Run                                           754       716
      Packet Part Run                                            37        21
      Packet Total Market Coverage                                4         2
      Gazette Full Run                                          547       409
      Gazette Total Market Coverage                              51        57

        Net revenues of THE PACKET increased 10.7 % over 1996, while THE GAZETTE'S net revenues were up 12.2%.

CAROLINAS NONDAILY NEWSPAPERS

         The South Carolina nondaily newspapers include the CLOVER HERALD, the YORKVILLE ENQUIRER, the LAKE WYLIE MAGAZINE and since mid 1997 the FORT MILL TIMES, and serve small communities in Chester and York counties.

         The North Carolina nondailies are newspapers that serve small communities generally surrounding Raleigh. They are (circulation in parenthesis): CHAPEL HILL NEWS (21,000 primarily free distribution), CARY NEWS (12,300), ZEBULON RECORD (3,300), GOLD LEAF FARMER (3,300), MOUNT OLIVE TRIBUNE (3,800) and SMITHFIELD HERALD (14,800). N&O also publishes Business North Carolina, a monthly magazine distributed to approximately 24,000 homes throughout North Carolina. Total net revenues for these operations for the year ended December 31, 1997 were $15,571,000.


OTHER OPERATIONS

         The Company continues to expand the distribution of preprinted advertising inserts and run-of-press advertising nationally under The Newspaper Network, Inc. The Newspaper Network has launched a national business of offering advertisers one-order, one-bill sales of advertising in newspapers throughout the country. The Company believes that this initiative is important for both McClatchy and the newspaper industry in competing with direct mail on a national basis.

         As a result of the Company's continued research and development of new technologies for its news and data, most of its larger papers are providing subscriber and advertiser services through various forms of electronic distribution. All ten of the Company's largest newspapers are available on-line through the World Wide Web. In addition to business, sports, national and international news and other information, Nando, the Company's on-line publishing operations, includes classified advertising listings for the Company's daily newspapers. As Nando continues to evolve, it has also become a technology and content partner with other McClatchy newspapers' internet sites.

         McClatchy Printing Company, located in Clovis, California and Benson Printing, located in Benson, N.C. are commercial printers. They print various commercial products and preprinted advertisements for third party customers and also print various publications for some of the Company's newspapers.

         Revenues for these other operations were $12,087,000, down 26.2% from 1996, and declined mostly due to the sale of Nando's internet access business in 1996 and a reorganization at McClatchy Printing in 1997. Revenues from these ventures represent 1.8% of total revenues in 1997 and 2.6% in 1996.

RAW MATERIALS

         In 1997, the Company consumed approximately 169,000 metric tons of newsprint compared to 167,000 metric tons in 1996. The Company currently obtains its supply of newsprint from a number of suppliers under long-term contracts.

         Newsprint and supplement expense accounted for approximately 18.4% of operating expenses in 1997 compared to 20.9% in 1996. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated needs. A world-wide imbalance between newsprint supply and demand caused significant fluctuations in newsprint prices in 1995, 1996 and 1997. Significant increases in the price of newsprint would adversely affect the operating results of the Company to the extent that it was not offset by advertising and circulation volume and/or rate increases.

         The Company, through a wholly-owned subsidiary, Newsprint Ventures, Inc., and four other publishers and a Canadian newsprint manufacturer, are partners in Ponderay Newsprint Company, a general partnership which owns and operates a newsprint mill located sixty miles northeast of Spokane, Washington. The mill became operational in late 1989 and has a production capacity in excess of 225,000 metric tons annually. The publisher partners have committed to take 126,000 metric tons of this anticipated production on a "take-if-tendered" basis with the balance to be sold on the open market. The Company's annual commitment is 28,400 metric tons. See Part II, Items 7 and 8 for further discussion of the impact of this investment on the Company's business.

COMPETITION

         The Company faces competition for advertising revenues from television, radio and direct mail programs, suburban neighborhood and national newspapers and other publications. Competition for advertising is based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation is generally based upon the content, journalistic quality and price of the newspaper. The Company's major daily newspapers are well ahead of their newspaper competitors in both advertising linage and general circulation in all of their markets.

EMPLOYEES - LABOR

         As of December 31, 1997, the Company had 7,461 full and part-time employees, of whom approximately 9.4% were represented by unions. All union represented employees are currently working under labor agreements, the majority of which will expire on December 31, 1998.

         While the Company's newspapers have not had a strike since 1978 and they do not currently anticipate a strike occurring, the Company cannot preclude the possibility that a strike may occur at one or more of its newspapers when future negotiations occur. The Company believes that, in the event of a newspaper strike, it would be able to continue to publish and deliver to subscribers, a capability which is critical to retaining revenues from advertising and circulation.

ITEM 2.  PROPERTIES

         The corporate headquarters of the Company are located at 2100 "Q" Street, Sacramento, California. The general character, location and approximate size of the principal physical properties used by the Company at December 31, 1997, are set forth below.

                                                         Approximate Area
                                                          in Square Feet
                                                          ---------------
                                                     Owned            Leased
                                                     -----            ------
Printing plants, business and editorial
offices and warehouse space located in:

Sacramento, California                              685,914            22,367
Fresno, California                                  406,000             8,015
Tacoma, Washington                                  319,599             5,544
Raleigh, North Carolina                             212,700            52,060
Modesto, California                                 153,603            19,574
Anchorage, Alaska                                   129,926
Garner, North Carolina                              131,500
Kennewick, Washington                                98,081
Rock Hill, South Carolina                            49,000
Clovis, California                                   27,100             9,900
Beaufort, South Carolina                             16,500               450
Gig Harbor, Washington                               13,200
Mount Olive, North Carolina                          13,200
Smithfield, North Carolina                           11,149
Benson, North Carolina                               10,700
Chapel Hill, North Carolina                          10,504
Hilton Head, South Carolina                           9,700
Puyallup, Washington                                  6,500             1,606
Durham, North Carolina                                                 21,000
Cary, North Carolina                                                   10,539
Federal Way, Washington                                                 3,008
York, South Carolina                                                    3,694
Other--principally northern California                2,800           177,368

         The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of its newspapers.

ITEM 3.  LEGAL PROCEEDINGS

         The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy and wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning labor, environmental and other claims. Management believes that the outcome of pending claims or proceedings will not have a material adverse effect upon the Company's consolidated results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                 Not Applicable.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Company's Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol - MNI). Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company's Class B Stock is not publicly traded. The following table lists dividends paid on Common Stock and the prices of the Company's Class A Common Stock as reported by these exchanges for 1997 and 1996:

                               1997                            1996
                   -----------------------------    -----------------------------
                     HIGH     LOW     DIVIDENDS       High     Low     Dividends
                   -------- -------- -----------    -------- -------- -----------
1st Quarter         $28.00   $23.75     $0.95        $19.70   $17.40     $.076
2nd Quarter         $30.50   $23.38     $0.95        $22.10   $18.60     $.076
3rd Quarter         $35.19   $29.25     $0.95        $22.80   $19.50     $.076
4th Quarter         $34.69   $26.50     $0.95        $28.10   $21.90     $.095

The high and low sales prices and dividends per share have been adjusted for 1996 to reflect the impact of a five-for-four stock split paid on January 2, 1997.

         The Company's Board of Directors does not anticipate reducing the present level of quarterly dividend payments. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company's future earnings, financial condition and requirements, and other factors considered relevant by the Board.

         The number of record holders of Class A and Class B Common Stock at March 27, 1998 was 1,774 and 24, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

                           FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in thousands, except per share amounts)

                                              1997             1996             1995            1994             1993
                                          --------------   --------------   -------------   --------------   --------------
CONSOLIDATED INCOME STATEMENT DATA:
REVENUES - NET:
     Advertising                               $504,745         $484,460        $418,841         $368,068         $350,046
     Circulation                                107,298          108,317          95,248           85,017           83,729
     Other                                       29,907           31,456          26,790           18,333           15,340
                                          --------------   --------------   -------------   --------------   --------------
          Total                                 641,950          624,233         540,879          471,418          449,115

OPERATING EXPENSES:
     Depreciation and amortization               53,269           52,954          44,000           38,140           35,583
     Other costs and expenses                   472,926          486,044         434,505          361,410          348,428
                                          --------------   --------------   -------------   --------------   --------------
          Total                                 526,195          538,998         478,505          399,550          384,011
                                          --------------   --------------   -------------   --------------   --------------

OPERATING INCOME                                115,755           85,235          62,374           71,868           65,104
Partnership (income) losses                         500          (3,024)             630            5,469            6,171
Other nonoperating expenses (income)            (1,005)           10,344           2,729          (3,166)               17
                                          --------------   --------------   -------------   --------------   --------------

INCOME BEFORE INCOME TAX PROVISION              116,260           77,915          59,015           69,565           58,916
Income tax provision                             47,461           33,422          25,397           22,920           27,118
                                          --------------   --------------   -------------   --------------   --------------
NET INCOME                                      $68,799          $44,493         $33,618          $46,645          $31,798
                                          ==============   ==============   =============   ==============   ==============

EARNINGS PER DILUTED COMMON SHARE:
     Basic                                        $1.81            $1.18           $0.90            $1.26            $0.88
                                          ==============   ==============   =============   ==============   ==============
     Diluted                                      $1.80            $1.18           $0.90            $1.26            $0.88
                                          ==============   ==============   =============   ==============   ==============


DIVIDENDS PER COMMON SHARE                       $0.380           $0.323          $0.304           $0.264           $0.216
                                          ==============   ==============   =============   ==============   ==============

CONSOLIDATED BALANCE SHEET DATA:

     Total assets                              $853,781         $875,666        $892,958         $586,637         $525,163
     Long-term bank debt                         94,000          190,000         243,000                -                -
     Stockholders' equity                       564,669          503,114         465,694          442,220          383,523


All per share amounts have been adjusted for a five-for-four stock split paid on January 2, 1997. Results for 1997 include a pre-tax gain of $9.3 million for the sale of certain business operations and real estate. Results for 1996 include a pre-tax gain of $2.8 million on the sale of a newspaper and other business operations. Results for 1995 include a $2.7 million pre-tax charge related to early retirement programs while 1994 includes a $6.0 million favorable adjustment (included in the income tax provision) related to the resolution of income tax audits. This summary should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RECENT EVENTS AND TRENDS

         On December 4, 1996 the Company declared a five-for-four stock split in the form of a 25% stock dividend which was paid on January 2, 1997. All outstanding shares and per share amounts have been restated in this discussion to reflect the stock dividend.

         On February 13, 1998 the Company signed an amended and restated agreement to acquire all of the outstanding shares of Cowles Media Company (Cowles) in a transaction valued at $1.4 billion, including the assumption of approximately $81 million in existing Cowles debt. Cowles publishes the STAR TRIBUNE newspaper, which serves the Twin Cities of Minneapolis and St. Paul, and also owns four separate subsidiaries that publish business magazines, special-interest magazines and home improvement books. On January 9, 1998, the Company announced that definitive agreements had been reached to sell the Cowles' magazine publishing subsidiaries to PRIMEDIA Inc. and to sell the book publishing subsidiary to a management group led by the subsidiary's president. The combined proceeds plus debt and other liabilities assumed by the buyers is valued in excess of $208 million and the Company used the proceeds to repay debt associated with the Cowles merger. All three transactions closed on March 19, 1998. The STAR TRIBUNE is Minnesota's largest newspaper with daily circulation of 387,000 and 673,000 on Sunday and is now the Company's largest newspaper. The results of Cowles operations have not been included in the Company's results for the year ended December 31, 1997 and were included beginning on March 19, 1998. Because of the stock issued in the merger, interest expense related to the debt incurred and amortization of intangible assets created by the merger, the Company expects to report substantially lower income and earnings per share in 1998. See note 2 to the consolidated financial statements and the "Recent Event" section of Item I of this Report.

         In October 1996, the Company announced that it had entered into agreements in principle to sell five community newspapers. In December 1996, the Company completed the sale of the Ellensburg DAILY RECORD and recorded a pre-tax gain of $3.2 million in other nonoperating (expenses) income. In February 1997, the sale of the remaining four newspapers was completed and in the fourth quarter, the Company sold Legi-Tech, its on-line legislative tracking company and other non-strategic real estate assets. The Company recorded a nonrecurring pre-tax gain of $9.3 million in nonoperating (expenses) income for its 1997 dispositions.

         On August 1, 1995 the Company purchased The News and Observer Publishing Company (N&O) (see note 3 to the consolidated financial statements). N&O publishes THE NEWS AND OBSERVER (Raleigh, N.C.) newspaper, seven other non-daily publications in North Carolina and Nando, an on-line publishing company. The N&O newspaper has a daily circulation of approximately 160,000 and 207,000 on Sunday. The results of N&O have been included in the Company's consolidated results beginning on August 1, 1995.

         Newsprint prices fluctuated substantially during 1995 and 1996, reaching an all-time high in early 1996. Prices began declining during the second quarter of 1996 and the Company's newsprint purchases in the first nine months of 1997 were made at average newsprint prices that were below the 1996 levels. While newsprint prices in the fourth quarter exceeded those paid in 1996, average newsprint prices in 1997 were below 1996 average prices. During the period of increasing prices, the

Company increased its inventory levels to minimize the effect of expected further increases. As prices began to decline in 1996, the Company began reducing its inventory levels in anticipation of further price decreases. Accordingly, the Company's LIFO reserve in 1996 declined $4.2 million. The change in the LIFO reserve in 1997 was not material to 1997 newsprint expense.

         In September 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (REPORTING COMPREHENSIVE INCOME), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic area, and major customers. Adoption of these statements is not expected to impact the Company's consolidated financial position, results of operations or cash flows or manner of reporting its financial results. Both statements are effective in 1998.


RESULTS OF OPERATIONS

1997 COMPARED TO 1996

         Net income was $68.8 million or $1.80 per share in 1997 compared to $44.5 million or $1.18 per share in 1996. Net income from ongoing operations -- excluding the gains on the sales of community newspapers, other businesses and non-strategic assets in 1997 and 1996 -- was $63.3 million or $1.66 per share in 1997 versus $42.9 million or $1.14 per share in 1996.

         Much of the increase in earnings reflect higher revenues at the Company's newspapers in the Carolinas, THE SACRAMENTO BEE and THE MODESTO BEE, and lower average newsprint prices in 1997 than 1996. Net income also benefited from lower interest expense as the Company repaid debt.

         Revenues increased $17.7 million to $641.9 million, up 2.8% in 1997, but were up $26.1 million excluding the sold community newspapers from the comparisons. At ongoing operations, advertising revenues increased 5.6% -- mostly reflecting rate increases. Circulation revenues were up nominally as only one of the Company's newspapers implemented a home delivery rate increase in 1997.

OPERATING REVENUES (in thousands):

                                           1997                 1996               % Change
                                     ------------------   ------------------   ------------------

California newspapers                      $   318,227             $310,719           2.4%
Carolinas newspapers                           167,479              153,674           9.0
Northwest newspapers                           144,157              143,569           0.4
Non-newspaper operations                        12,087               16,271         (25.7)
                                     ------------------   ------------------
                                           $   641,950             $624,233           2.8%
                                     ==================   ==================

         The California newspapers generated 49.6% of total revenues in 1997 and revenues increased $7.5 million over 1996. Revenues were up $14.1 million or 4.7% excluding the four community newspapers sold in February 1997. The three Bee newspapers, located in Sacramento, Fresno and Modesto, California are the Company's primary businesses in this region and recorded $12.0 million in higher advertising revenues. Circulation revenues declined nominally, while revenues from non-traditional sources, i.e. niche products, on-line services, etc., increased $2.0 million (primarily at The Sacramento Bee).

         Full run, run-of-press (ROP) advertising linage, which is found in the body of the newspaper and generates a majority of advertising revenues, increased 1.6% at the three Bees, but most of the revenue growth resulted from advertising rate increases implemented in the first quarter of 1997. Daily circulation was up 0.7% and Sunday was up 0.1% at the three Bees.

         The Carolina newspapers generated 26.1% of total revenues in 1997 and increased $13.8 million, with $12.2 million from the North Carolina newspapers -- primarily The News & Observer in Raleigh, and the remainder from the Company's three South Carolina dailies. Advertising revenues increased $12.2 million while circulation revenues were up $918,000. Full run ROP advertising linage increased 7.1%, and advertising rates were increased generally in the first quarter of 1997. Daily circulation was up 2.1% and Sunday circulation increased 0.9% in 1997.

         The Northwest newspapers generated 22.5% of total revenues and reported a $588,000 increase in revenues. Operating revenues were up $2.2 million or 1.6% excluding the Ellensburg Daily Record which was sold in December 1996. Retailer consolidation in the two Washington markets, Tacoma and Tri-Cities, and lower commercial printing revenues at the Anchorage Daily News slowed the growth in revenues in this region. Advertising revenues increased $2.1 million (excluding Ellensburg) while circulation revenues declined $446,000 at the ongoing operations. Full run ROP advertising linage was down 1.9%. Daily and Sunday circulation declined 0.3% and 0.5%, respectively.

         Revenues at the Company's non-newspaper operations declined $4.2 million. These operations which account for 1.8% of total company revenues included The Newspaper Network, N&O's New Media Division (primarily Nando, the Company's on-line publishing company), McClatchy Printing Company, Benson Printing Company, and Legi-Tech. Revenues declined due mostly to the sale of Nando's internet access business and a reorganization at McClatchy Printing Company.

OPERATING EXPENSES:

         Operating expenses were down 2.4% in 1997. However, excluding the operating expenses of the sold newspapers, expenses were down 0.7%. At the Company's ongoing operations, newsprint and supplement cost declined 13.4% due primarily to lower average newsprint prices. Excluding newsprint and supplement cost and expenses of the sold newspapers, total other operating expenses were up 2.7% reflecting increased costs associated with new product development and promotions in 1997. Other expense increases were tempered by the low rate of inflation in 1997.

NON-OPERATING (EXPENSES) INCOME - NET:

         Interest expense declined $4.6 million as the Company paid down debt. The Ponderay Newsprint Company (Ponderay) in which the Company owns a 13.5% interest (see note 1 to the consolidated financial statements) reported a loss in 1997 due to lower newsprint prices. Hence, the Company recorded a loss of $500,000 in 1997 versus income of $3.0 million in 1996 as its share of Ponderay's results.

         A pre-tax gain of $6.7 million was realized on the sale of four community newspapers in 1997 versus a pre-tax gain of $2.8 million on the sale of the Ellensburg Daily Record in 1996. Also, a pre-tax gain of $2.5 million was recorded on the sale of Legi-Tech and other non-strategic real estate assets.

         The Company's effective tax rate was 40.8% in 1997 versus 42.9% in 1996. The tax rate was lower primarily because of a difference in the book and tax basis of intangibles at some of the sold operations -- see note 5 to the consolidated financial statements.


1996 COMPARED TO 1995

         Net income was $44.5 million, or $1.18 per share, and included a net-after-tax gain of $1.6 million on the sale of the Ellensburg Daily Record and various other non-newspaper business operations. Net income in 1995 was $33.6 million, or $0.90 per share, and included an after-tax charge of $1.5 million for the cost of early retirement programs at THE SACRAMENTO BEE and THE (Tacoma) NEWS TRIBUNE.

         The earnings improvement in 1996 was largely due to strong revenue growth at the Company's Carolinas newspapers, declining newsprint prices and cost controls throughout the Company.

OPERATING REVENUES (in thousands):

                                    1996                 1995               % Change
                              ------------------   ------------------   ------------------

California newspapers              $   310,719           $  314,293             (1.1)%
Carolinas newspapers                   153,674               72,944              NM
Northwest newspapers                   143,569              140,839              1.9
Non-newspaper operations                16,271               12,803             27.1
                              ------------------   ------------------
                                   $   624,233           $  540,879              NM
                              ==================   ==================

          NM - Not meaningful due to N&O acquisition on August 1, 1995.

         Revenues at the Company's California newspapers declined $3.6 million, with advertising revenues down $4.3 million, offset partially by a $1.0 million gain in circulation revenues. Advertising revenues declined primarily due to a lackluster retail advertising climate at the Company's three Bee newspapers located in Sacramento, Fresno and Modesto. These newspapers were also affected by the consolidation of Macy's and Weinstocks department stores, previously their two largest advertisers. Full run ROP advertising linage was down 5.6% at the three Bee newspapers. This decline was partially offset by rate increases implemented in the first quarter of 1996.

         The Company's Northwestern newspapers, located in the states of Alaska and Washington, contributed 23.0% of its net revenues and posted a $2.7 million increase over 1995. Advertising revenues increased $3.0 million, largely from gains at the ANCHORAGE DAILY NEWS where advertising revenues increased $2.8 million. Full run ROP advertising linage declined 2.8% at the three larger daily newspapers in the region. Circulation revenues increased $306,000, while other revenues declined $538,000. The decline in other revenues was primarily attributable to a decline in commercial printing at the ANCHORAGE DAILY NEWS.

         Revenues at the Company's Carolina newspapers increased $80.7 million. Revenues from THE NEWS & OBSERVER and its sister non-daily newspapers were up $78.2 million from inclusion of a full twelve months in 1996 versus five months (August through December) in 1995. On a pro forma basis, i.e. including the seven months prior to the Company's acquisition of N&O, revenues were up approximately 10.0%. Meanwhile, revenues at the Company's South Carolina newspapers were up 11.2% with strong growth in both advertising and circulation revenues. Full run ROP advertising linage was up 9.7% at the South Carolina dailies.

         Revenues from the Company's non-newspaper operations increased $3.5 million. The increases were primarily at Benson Printing Company, The Newspaper Network and N&O's New Media Division.

OPERATING EXPENSES:

         Operating expenses increased 12.6%, due primarily to including a full year of N&O expenses in 1996 versus only five months in 1995. Compensation costs were up 12.3%, but after excluding N&O expenses from both periods and the early retirement charges from 1995, compensation expenses declined 0.7%. Excluding N&O costs from both periods, newsprint and supplement costs declined 11.4%, owing to falling newsprint prices in the second half of 1996. All other operating expenses, including depreciation and amortization, and excluding N&O from both periods, increased only 0.7%, reflecting ongoing cost controls in place throughout the Company.

NONOPERATING INCOME (EXPENSES) - NET:

         The Company incurred $13.3 million in interest expense in 1996 on debt incurred in 1995 to complete the N&O acquisition (see notes 2 and 3 to the consolidated financial statements). In 1995 the Company earned $3.9 million in investment income through July 31 and incurred $7.0 million in interest expense from August through year-end.

         The Company's share of income in 1996 from its investment in Ponderay totaled $3.0 million versus a loss of $630,000 in 1995. Also included in nonoperating income (expense) is a net pre-tax gain of $2.8 million related to the sale of the Ellensburg DAILY RECORD and various small business operations.

         The Company's effective tax rate was 42.9% in 1996 versus 43.0% in 1995. See note 5 to the consolidated financial statements for a discussion of taxes.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $8.7 million at December 31, 1997 versus $5.9 million at the end of 1996. See notes 3 and 4 to the consolidated financial statements for a discussion of the impact of the acquisition of N&O on the Company's liquidity and capital resources, and notes 2 and 4 to the consolidated financial statements (and below) for a discussion of the Cowles merger.

         The Company generated $117.4 million of cash from operating activities in 1997 and has generated an aggregate of $286.2 million over the last three years. During 1997, the Company received $14.3 million in proceeds from the sale of businesses and assets. The major uses of cash over the three year period have been to consummate the N&O acquisition ($241.4 million in 1995 - see note 8 to the consolidated financial statements for a discussion of this amount), to purchase property, plant and equipment (see below), to invest in interest bearing securities and to repay debt. Cash has also been used to pay dividends. In 1997, the Company repaid $96.0 million of bank debt and paid $14.4 million in dividends. Proceeds from issuing Class A stock under employee stock plans totaled $5.8 million in 1997. See the Company's Statement of Cash Flows on page 26.

         A total of $23.2 million was expended in 1997 for capital projects and equipment to improve productivity and keep pace with growth and new technology. Capital expenditures over the last three years have totaled $90.0 million and planned expenditures in 1998 are estimated to be approximately $31 million at existing operations (estimated $40 million post Cowles merger).

         See notes 1 and 9 to the consolidated financial statements for a discussion of the Company's commitments to Ponderay.

         The Company had $216 million of available credit under its current bank credit agreement at December 31, 1997; however, it replaced this credit line under a new bank agreement obtained to finance the Cowles merger (see below).

         The Company also had an interest rate swap that effectively converted $50.0 million of its debt to fixed rate debt at a rate of 6.0%, which the Company terminated upon the closing of the Cowles merger, with no significant loss to the Company.

         A syndicate of banks and financial institutions have provided the debt financing of the Cowles merger under a new Bank Credit Agreement (Credit Agreement). The Credit Agreement consists of the following: A term loan consisting of Tranche A of $735 million bears interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points, and will be payable in seven years, and Tranche B of $330 million bears interest at LIBOR plus 175 basis points and is payable in nine and one-half years. A revolving credit line of up to $200 million bears interest at LIBOR plus 125 basis points and will be payable in seven years. As the Company reduces the outstanding debt relative to cash flow (as defined in the Credit Agreement), the interest rate spread over LIBOR will decline. The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty. The Company intends to accelerate payments on this debt as cash generation allows.

         The definitive terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

         While the Company expects that most of its free cash flow generated from operations in 1998 and in the foreseeable future will be used to repay debt, management is of the opinion that operating cash flow and its credit facilities as described above are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.


YEAR 2000 COMPLIANCE

         The Company is currently in the process of addressing an issue that is facing all users of automated information systems. The issue is that many computer systems process transactions based on two digits for the year of the transaction (for example, "97" for 1997), rather than a full four digits. These computer systems may not operate effectively when the last two digits become "00", as occurs on

January 1, 2000. In some cases the new date will cause computers to stop operating, while in other cases incorrect output may result. The issue could affect a wide variety of automated information systems, such as mainframe applications, personal computers and communications systems. A corporate task force is in place to assess the needed changes to the Company's many different information systems and an implementation plan is expected to be completed in 1998. A dedicated Year 2000 Compliance Coordinator will be named in early 1998 to ensure the Company meets its own internal deadlines for compliance. Many of the necessary changes in computer instructional code are expected to be acquired during the course of normal upgrading of systems that are budgeted between now and the year 2000, and in the course of normal maintenance. Other changes will necessitate re-writing of computer instructional code, the majority of which is expected to occur in 1998 and the first half of 1999. At present, the Company does not have an estimate of the total cost of evaluating and making required changes. The costs incurred in addressing the Year 2000 issue will be expensed as incurred, in compliance with generally accepted accounting principles. The project may also impact capital expenditure budgets, through increased expenditures for vendor-supplied software and computer hardware.


FORWARD LOOKING INFORMATION

         The preceding management discussion contains estimates and other forward-looking statements covering subjects related to financial operating results. These forward-looking statements, and any other statements going beyond historical facts that McClatchy management has discussed, are subject to risks and uncertainties that could cause actual results to differ. These include changes in interest rates to be paid on the Company's debt facilities, increases in newsprint prices and/or printing and distribution costs over anticipated levels, competition from other forms of media in the Company's principal markets, increased consolidation among major retailers in the Company's newspaper markets or other events depressing the level of advertising, an economic downturn in the local economies of California's Central Valley, Washington state, Alaska, the Carolinas or Minnesota; or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


Report of Deloitte & Touche LLP                                         22
Consolidated Statement of Income                                        23
Consolidated Balance Sheet                                              24
Consolidated Statement of Cash Flows                                    26
Consolidated Statement of Stockholders' Equity                          27
Notes to Consolidated Financial Statements                              28
Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts                    47

All other schedules are omitted as not applicable under the rules of Regulation S-X.

                          INDEPENDENT AUDITORS' REPORT


McClatchy Newspapers, Inc.:

         We have audited the accompanying consolidated balance sheets of McClatchy Newspapers, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McClatchy Newspapers, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
Sacramento, California
February 20, 1998

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
                                                                             Year Ended
                                                                            December 31,
                                                      -----------------------------------------------------------
                                                           1997                  1996                 1995
                                                      ----------------     -----------------    -----------------
REVENUES - NET
     Newspapers:
           Advertising                                     $  504,745            $  484,460           $  418,841
           Circulation                                        107,298               108,317               95,248
           Other                                               17,820                15,185               13,987
                                                      ----------------     -----------------    -----------------
                                                              629,863               607,962              528,076
    Non-newspapers                                             12,087                16,271               12,803
                                                      ----------------     -----------------    -----------------
                                                              641,950               624,233              540,879
OPERATING EXPENSES
     Compensation                                             254,048               253,327              225,505
     Newsprint and supplements                                 96,869               112,716              104,587
     Depreciation and amortization                             53,269                52,954               44,000
     Other operating expenses                                 122,009               120,001              104,413
                                                      ----------------     -----------------    -----------------
                                                              526,195               538,998              478,505
                                                      ----------------     -----------------    -----------------

OPERATING INCOME                                              115,755                85,235               62,374

NONOPERATING (EXPENSES) INCOME
     Interest expense                                          (8,698)              (13,321)              (7,014)
     Investment income                                             83                   102                3,925
     Partnership income (loss)                                   (500)                3,024                 (630)
     Gain on sale of newspaper operations and
          other business operations/assets                      9,254                 2,840                    -
     Other - net                                                  366                    35                  360
                                                      ----------------     -----------------    -----------------
                                                                  505                (7,320)              (3,359)
                                                      ----------------     -----------------    -----------------

INCOME BEFORE INCOME TAX PROVISION                            116,260                77,915               59,015
INCOME TAX PROVISION                                           47,461                33,422               25,397
                                                      ----------------     -----------------    -----------------

NET INCOME                                                  $  68,799             $  44,493            $  33,618
                                                      ================     =================    =================
NET INCOME PER COMMON SHARE:
     Basic                                                      $1.81                 $1.18                $0.90
     Diluted                                                    $1.80                 $1.18                $0.90

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES:
     Basic                                                     37,971                37,593               37,420
     Diluted                                                   38,155                37,812               37,529

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)
                                                                                             December 31,
                                                                                --------------------------------------
                                                                                      1997                 1996
                                                                                -----------------    -----------------
ASSETS

CURRENT ASSETS
    Cash                                                                               $   8,671            $   5,877
    Trade receivables (less allowances of $2,162 in 1997 and $2,440 in 1996)              93,069               81,791
    Other receivables                                                                      2,143                1,911
    Newsprint, ink and other inventories                                                   7,758                8,015
    Deferred income taxes                                                                  8,437               10,223
    Other current assets                                                                   2,717                3,193
                                                                                -----------------    -----------------
                                                                                         122,795              111,010
PROPERTY, PLANT AND EQUIPMENT
    Buildings and improvements                                                           160,443              157,741
    Equipment                                                                            371,312              369,346
                                                                                -----------------    -----------------
                                                                                         531,755              527,087

    Less accumulated depreciation                                                       (246,236)            (226,420)
                                                                                -----------------    -----------------
                                                                                         285,519              300,667
    Land                                                                                  34,199               32,591
    Construction in progress                                                               5,468                8,532
                                                                                -----------------    -----------------
                                                                                         325,186              341,790

INTANGIBLES - NET                                                                        393,215              411,393

NEWSPRINT MILL INVESTMENT                                                                  8,489                8,989

OTHER ASSETS                                                                               4,096                2,484
                                                                                -----------------    -----------------

TOTAL ASSETS                                                                         $   853,781          $   875,666
                                                                                =================    =================

See notes to consolidated financial statements

                                                                                           December 31,
                                                                                --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1997                1996
                                                                                -----------------   ------------------

CURRENT LIABILITIES
    Accounts payable                                                                   $35,613              $22,806
    Accrued compensation                                                                27,956               33,567
    Income taxes                                                                         1,877                4,737
    Unearned revenue                                                                    19,308               18,103
    Carrier deposits                                                                     3,980                4,149
    Other accrued liabilities                                                            9,709                8,998
                                                                                -----------------   ------------------
                                                                                        98,443               92,360

LONG-TERM BANK DEBT                                                                     94,000              190,000

OTHER LONG-TERM OBLIGATIONS                                                             40,406               29,814

DEFERRED INCOME TAXES                                                                   56,263               60,378

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY Common stock $.01 par value:
       Class A - authorized
             100,000,000 shares, issued
             9,421,383 in 1997 and 8,941,651 in 1996                                        94                   89
       Class B - authorized
             60,000,000 shares, issued
             28,685,912 in 1997 and 28,842,287 in 1996                                     287                  288
       Additional paid-in capital                                                       74,354               67,534
       Retained earnings                                                               489,934              435,574
       Treasury stock, 25,003 Class A shares in 1996                                         -                (371)
                                                                                -----------------   ------------------
                                                                                   564,669             503,114
                                                                                -----------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $853,781             $875,666
                                                                                =================   ==================

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
                                                                                    Year Ended December 31,
                                                                  --------------------------------------------------------
                                                                        1997               1996                 1995
                                                                  -----------------  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $   68,799         $   44,493          $   33,618
    Reconciliation to net cash provided:
       Depreciation and amortization                                        53,411             53,110              44,146
       Deferred income taxes                                                (2,329)            (1,648)              7,079
       Partnership (income) losses                                             500             (3,024)                630
       Gain on sale of newspaper operations
               and other business operations/assets                         (9,254)            (2,840)                  -
       Changes in certain assets and liabilities - net                       6,537              8,880             (17,931)
       Other                                                                  (221)               585               1,637
                                                                  -----------------  -----------------   -----------------

          Net cash provided by operating activities                        117,443             99,556              69,179

CASH FLOW FROM INVESTING ACTIVITIES:
     Maturities of investments held to maturity                                  -                  -              29,789
     Proceeds from investments available for sale                                -                  -              20,539
     Purchases of investments held to maturity                                   -                  -              (5,940)
     Purchases of investments available for sale                                 -                  -              (3,637)
     Purchases of property, plant and equipment                            (23,243)           (31,737)            (34,988)
     Acquisition of newspaper and other operations                          (1,813)            (1,844)           (241,442)
     Sale of newspaper and other business operations                        14,340              6,808                   -
     Other - net                                                               732                (85)             (2,484)
                                                                  -----------------  -----------------   -----------------

          Net cash used by investing activities                             (9,984)           (26,858)           (238,163)

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                -                  -             243,000
     Repayment of long-term debt                                           (96,000)           (63,000)           (129,194)
     Payment of cash dividends                                             (14,439)           (12,163)            (11,376)
     Other - principally stock issuances                                     5,774              5,090               1,232
                                                                  -----------------  -----------------   -----------------

          Net cash (used) provided by financing activities                (104,665)           (70,073)            103,662
                                                                  -----------------  -----------------   -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      2,794              2,625             (65,322)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 5,877              3,252              68,574
                                                                  -----------------  -----------------   -----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $8,671             $5,877              $3,252
                                                                  =================  =================   =================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

                                                   Par Value        Additional                  Treasury
                                              -------------------    Paid-In      Retained       Stock
                                              Class A     Class B    Capital      Earnings       At Cost      Total
                                              --------    -------    --------    ----------     ---------   ---------

BALANCES, DECEMBER 31, 1994                       $82       $291     $61,216      $381,002       $(371)     $442,220
Net income                                                                          33,618                    33,618
Dividends paid ($.304 per share)                                                   (11,376)                  (11,376)
Conversion of 181,819 Class B
   shares to Class A                                2        (2)
Issuance of 83,548 shares
   under employee stock plans                       1                  1,231                                   1,232
                                              --------    -------    --------    ----------     ---------   ---------

BALANCES, DECEMBER 31, 1995                        85        289      62,447       403,244        (371)      465,694
Net income                                                                          44,493                    44,493
Dividends paid ($.323 per share)                                                   (12,163)                  (12,163)
Issuance of 71,875 Class B
   shares to Class A                                1         (1)
Issuance of 307,376 Class A shares
     under employee stock plans                     3                  4,453                                   4,456
Tax benefit from stock plans                                             634                                     634
                                              --------    -------    --------    ----------     ---------   ---------

BALANCES, DECEMBER 31, 1996                        89        288      67,534       435,574        (371)      503,114
Net income                                                                          68,799                    68,799
Dividends paid ($.38 per share)                                                    (14,439)                  (14,439)
Issuance of 156,375 Class B
   shares to Class A                                1        (1)
Issuance of 348,357 Class A shares
     under employee stock plans                     4                  5,805                                   5,809
Tax benefit from stock plans                                           1,386                                   1,386
Retirement of treasury stock                                            (371)                      371
                                              --------    -------    --------    ----------     ---------   ---------

BALANCES, DECEMBER 31, 1997                       $94       $287     $74,354      $489,934       $   -      $564,669
                                              ========    =======    ========    ==========     =========   =========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         McClatchy Newspapers, Inc. and its subsidiaries are engaged primarily in the publication of newspapers located in California, the Northwest (Washington and Alaska) and the Carolinas.

         THE CONSOLIDATED FINANCIAL STATEMENTS include the Company and its subsidiaries. Significant intercompany items and transactions are eliminated. All share and per share amounts have been adjusted to reflect a five-for-four stock split. See note 10. Certain amounts have been reclassified to conform to the 1997 presentation. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION - Advertising revenues are recorded when advertisements are placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues represent prepaid circulation subscriptions.

         CASH EQUIVALENTS are highly liquid debt investments with maturities of three months or less when acquired.

         CONCENTRATIONS OF CREDIT RISKS - Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. Accounts receivable are with customers located primarily in the immediate area of each city of publication. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

         INVENTORIES are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $3,977,000 at December 31, 1997 and $3,246,000 at December 31, 1996.

         RELATED PARTY TRANSACTIONS - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay") which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see note 9) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid. The Company satisfies this obligation by direct purchase (1997: $18,221,000, 1996:
$20,714,000 and 1995: $18,414,000) or reallocation to other buyers.

         PROPERTY, PLANT AND EQUIPMENT are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. Such interest aggregated $36,000 in 1997, $536,000 in 1996 and $708,000 in 1995.

         DEPRECIATION is computed generally on a straight-line basis over estimated useful lives of:
         - 10 to 60 years for buildings
         - 9 to 25  years for presses

         - 3 to 15 years for other equipment

         INTANGIBLES consist of the unamortized excess of the cost of acquiring newspaper operations over the fair values of the newspapers' tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers, covenants not to compete and commercial printing contracts, are amortized over three to forty years. The excess of purchase prices over identifiable assets is amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of each of its newspaper operations.

         STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

         DEFERRED INCOME TAXES result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes. See note 5.

         EARNINGS PER SHARE (EPS) In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standard No. 128 ("Earnings Per Share") which required the disclosure of Basic EPS and Diluted EPS. Basic EPS excludes dilution and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options -- equivalents calculated using the treasury stock method, no adjustment to net income required) in the period. All share and per share amounts have been adjusted to reflect a five-for-four stock split. See note 10.


NOTE 2.  PROPOSED COWLES MEDIA COMPANY MERGER

         On November 13, 1997 the Company signed a definitive agreement to acquire all of the outstanding shares of Cowles Media Company (Cowles) in a transaction valued at $1.4 billion, including the assumption of approximately $91 million in existing Cowles debt. Cowles publishes the STAR TRIBUNE newspaper, which serves the Twin Cities of Minneapolis and St. Paul, and also owns four separate subsidiaries that publish business magazines, special-interest magazines and home improvement books. In January 1998, the Company signed agreements to sell Cowles' magazine and book publishing subsidiaries. The combined proceeds plus debt and other liabilities assumed by the buyers is valued in excess of $208 million and the company expects to use the proceeds to repay debt associated with the Cowles merger.

         The Company has agreed to issue Class A Common Stock for between 15% to 25% of the equity value and to pay cash for the remainder of the purchase price. The Class A shares are subject to a minimum exchange ratio of 2.68820 and a maximum exchange ratio of 3.01667 shares of McClatchy Class A Common for each Cowles share (valued at $90.50 per share). The Company has obtained bank debt agreements through a syndicate of banks and financial institutions to finance the cash portion of the merger and to refinance its existing debt (see note 4) as well as Cowles existing debt upon closing of the transaction. All three of these transactions are expected to close in March 1998 and are subject to regulatory approvals and shareholder approvals for the McClatchy/Cowles merger.

         The primary asset to be retained by the Company is the STAR TRIBUNE, the leading newspaper in Minnesota with daily circulation of 373,000 and Sunday circulation of 673,000. It is the 16th largest newspaper on a daily basis and the 12th largest Sunday newspaper in the nation and will become the Company's largest newspaper.

         The merger will be accounted for as a purchase, and accordingly, assets acquired and liabilities assumed will be recorded at their fair market values. The Company will undertake an appraisal of all assets and liabilities as soon after closing as possible. Cowles results of operations beginning as of the date of closing will be included in the Company's results. As a result of higher depreciation and amortization, higher interest expense on the new debt, and the issuance of additional stock, the acquisition is expected to be dilutive to the Company's 1998 net income and earnings per share.


NOTE 3.  ACQUISITION

         On August 1, 1995, the Company purchased The News and Observer Publishing Company (N&O) for which it paid $247,000,000 in cash for all the outstanding common stock of N&O and assumed $117,000,000 of pre-existing N&O funded debt. An additional $10,000,000 was paid upon the resolution of certain contingencies (N&O holdback). The cash portion of the purchase price was financed with $138,000,000 in new long-term bank debt and $109,000,000 from existing Company cash and investments. The Company refinanced the N&O funded debt and recorded a prepayment penalty of $12,194,000 as part of N&O acquisition costs. See note 4 for discussion of the Company's long-term debt.

         N&O publishes THE NEWS & OBSERVER newspaper in Raleigh, N.C., seven other non-daily publications in North Carolina and the Nando.net on-line service. THE NEWS & OBSERVER had a daily circulation of about 154,000 and 200,000 Sunday at August 1, 1995.

         The acquisition was accounted for as a purchase, and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. Assets of N&O included approximately $1,500,000 of working capital, $72,600,000 of property, plant and equipment and $323,100,000 of intangible assets. Intangible assets include approximately $299,100,000 of goodwill which is being amortized over a 40-year period. In addition to the $117,000,000 of N&O long-term debt, the Company assumed deferred income tax and other liabilities totaling $11,500,000.

         The N&O operations have been included in the Company's consolidated results beginning on August 1, 1995. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries as though the acquisition had taken place on January 1, 1995 (in thousands, except per share amounts):

         Revenues                                      $       608,272
         Net income                                             26,445
         Diluted earnings per common share                        0.70


NOTE 4.  LONG-TERM BANK DEBT AND
         OTHER LONG-TERM OBLIGATIONS

         On July 28, 1995 the Company entered into a bank credit agreement (Credit Agreement) providing for borrowings up to $310,000,000. At December 31, 1997 and December 31, 1996 the Company had long-term bank debt of $94,000,000 and $190,000,000, respectively. In addition, the Company also has an outstanding letter of credit for $4,309,000 securing estimated obligations from workers' compensation claims. This debt is expected to be refinanced with the new credit agreement resulting from the Cowles merger. See note 2 and the discussion below.

         Under the Credit Agreement, interest only is payable through July 1, 2000. The Company may select between alternative floating interest rates for each drawdown. On December 31, 1997 the interest rate applicable to the amount drawn ranged from 6.2% to 7.0%.

         At December 31, 1997 the Company had an outstanding interest rate swap that effectively converted $50,000,000 of debt under its Credit Agreement to a fixed rate debt at a rate of 6.0%. The Company makes payments to a counterparty depending on the change in variable interest rates which are recorded as additions to or reductions of interest expense. The swap is expected to be terminated upon the closing of the Cowles merger, with no significant loss to the Company.

         A syndicate of banks and financial institutions have committed to provide the debt financing of the Cowles merger. A term loan consisting of Tranche A of $735 million will bear interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points, will be payable in seven years, and Tranche B of up to $330 million will bear interest at LIBOR plus 175 basis points and will be payable in nine and one-half years. A revolving credit line of up to $200 million will bear interest at LIBOR plus 125 basis points and will be payable in seven years. As the Company reduces the outstanding debt relative to cash flow (as defined in the proposed debt agreement), the interest rate spread over LIBOR will decline. The debt is expected to be secured by certain assets of the Company, and all of the debt will be pre-payable without penalty. The Company intends to accelerate payments on this debt as cash generation allows.

         An additional $170 million of financing will be added to Tranche B in the event that the sales of Cowles magazine and book publishing businesses do not close simultaneously with the closing of the Cowles merger.

         The definitive terms of the debt agreement are expected to include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

Other long-term obligations consist of (in thousands):

                                                                       December 31,
                                                         ----------------    -----------------
                                                              1997                 1996
                                                         ----------------    -----------------

Pension obligations                                              $28,639              $17,272

Post retirement benefits obligation                                7,895                9,058

Deferred compensation and other                                    3,872                3,484
                                                         ----------------    -----------------

     Total other long-term obligations                           $40,406              $29,814
                                                         ================    =================

NOTE 5.     INCOME TAXES

Income tax provisions consist of (in thousands):

                                                                   Year Ended December 31,
                                                  ---------------------------------------------------------
                                                        1997                1996                1995
                                                  -----------------   -----------------   -----------------
Current:
          Federal                                          $42,994             $31,449             $15,870
          State                                              6,796               3,621               2,448
Deferred:
          Federal                                          (2,342)             (4,379)               6,332
          State                                                 13               2,731                 747
                                                  -----------------   -----------------   -----------------

Income tax provision                                       $47,461             $33,422             $25,397
                                                  =================   =================   =================


The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                                  Year Ended December 31,
                                                   -----------------------------------------------------------
                                                        1997                1996                1995
                                                   ----------------   -----------------   -----------------
Statutory rate                                                  35%                 35%                 35%
State taxes, net of federal benefit                              4                   5                   4
Amortization of intangibles                                      3                   4                   4
Tax basis adjustment of intangibles sold                        (1)                  -                   -
Other                                                            -                  (1)                  -
                                                   ----------------   -----------------   -----------------

          Effective tax rate                                   41%                 43%                 43%
                                                   ================   =================   =================

         The components of deferred tax liabilities (benefits) recorded in the Company's Consolidated Balance Sheet on December 31, 1997 and 1996 are (in thousands):

                                                                 1997                1996
                                                           -----------------   ------------------

Depreciation and amortization                                   $    55,571         $    55,649
Partnership losses                                                    7,897                8,283
State taxes                                                             762                1,310
Deferred compensation                                               (18,630)             (16,540)
Other                                                                 2,226                1,453
                                                           -----------------   ------------------
          Deferred tax liability (net of $8,437
          in 1997 and $10,223 in 1996 reported
          as current assets)                                    $    47,826         $    50,155
                                                           =================   ==================

NOTE 6.       INTANGIBLES

Intangibles consist of (in thousands):

                                                                       December 31,
                                                         ------------------------------------------
                                                                1997                  1996
                                                         -------------------   --------------------
Identifiable intangible assets,
          primarily customer lists                            $     147,196          $     148,692
Excess purchase prices over
          identifiable intangible assets                            362,098                365,604
                                                         -------------------   --------------------
          Total                                                     509,294                514,296
Less accumulated amortization                                       116,079                102,903
                                                         -------------------   --------------------

Intangibles - net                                             $     393,215          $     411,393
                                                         ===================   ====================


NOTE 7.  EMPLOYEE BENEFITS

Early Retirement Charge:

         THE SACRAMENTO BEE and THE (Tacoma) NEWS TRIBUNE made early retirement programs available to certain employees. Pre-tax charges of $2,318,000 and $390,000 were recorded in September 1995 and December 1995, respectively, for these programs.

Retirement Plans:

         The Company has two defined benefit pension plans (retirement plans) which together cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of investments in marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts.

         The Company also has three supplemental retirement plans to provide key employees with additional retirement benefits. The terms of the plans are generally the same as those of the retirement plans, except that the supplemental retirement plans are limited to key employees and benefits under it are reduced by benefits received under the retirement plans. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is included in other long-term obligations.

         The elements of pension costs are as follows (in thousands):

                                                                                 December 31,
                                                           -----------------------------------------------------------
                                                                 1997                1996                 1995
                                                           -----------------   ------------------   ------------------

Cost of benefits earned during the year                         $     7,409           $    7,451           $    6,031
Interest on projected benefit obligation                             10,456                9,367                8,461
Return on plan assets - (gain)                                      (24,145)             (17,843)             (20,897)
Deferred gain - return on plan assets
    greater than assumed                                             13,309                8,128               12,948
Net amortization and other deferrals                                     22                   (8)                 (13)
                                                           -----------------   ------------------   ------------------

          Net pension cost                                      $     7,051           $    7,095               $6,530
                                                           =================   ==================   ==================

         The plans' funded status and amounts recognized in the Company's
Consolidated Balance Sheet at December 31, 1997 and 1996 are as follows (in thousands):

                                                            1997                          1996
                                              ------------------------------  -------------------------------
                                                               Supplemental                     Supplemental
                                               Retirement       Retirement      Retirement       Retirement
                                                  Plans            Plans           Plans            Plans
                                              -------------   --------------  --------------   --------------

Actuarial present value of:
     Vested benefit obligation                 $   117,282        $   8,976      $  102,825        $   7,237
                                              =============   ==============  ==============   ==============

     Accumulated benefit obligation                126,156            9,032         108,216            7,283
                                              =============   ==============  ==============   ==============

Plan assets at fair value                          150,582                          131,371
Projected benefit obligation                       147,864           10,958         127,669            8,822
                                              -------------   --------------  --------------   --------------

Plan assets over (under) projected benefit           2,718          (10,958)          3,702           (8,822)
Unrecognized losses (gains) net                    (20,817)              48         (16,597)          (1,145)
Unrecognized prior service cost                      1,559            1,403           1,920            1,600
Unrecognized net pension transition asset,
     amortized over 15 years                        (2,189)               -          (2,736)               -
                                              -------------   --------------  --------------   -------------

Accrued pension obligation                     $   (18,729)       $  (9,507)     $  (13,711)        $ (8,367)
                                              =============   ==============  ==============   ==============

Assumptions used for valuing defined benefit obligations were:

                                                                 December 31,
                                                       --------------------------------
                                                          1997                 1996
                                                       -----------          ------------
Discount rate in determining
         benefit obligation                               7.25%                7.50%
Expected long-term rate of
         return on assets                                 9.00%                9.00%
Rates of compensation increase                         3.5% - 5.0%          3.5% - 5.0%

         The Company has two deferred Compensation and Investment Plans (401(k) plans) which enable qualified employees (including N&O since 1995) to voluntarily defer compensation. The Company's mandatory matching contributions to the 401(k) plans were $5,123,000 in 1997, $4,704,000 in 1996, and $4,203,000 in 1995.

POSTRETIREMENT BENEFITS:

       The Company also provides or subsidizes certain retiree health care and life insurance benefits. In 1997, the Company terminated certain life insurance benefits for employees retiring on or after January 1, 1998, and accordingly, recorded a curtailment gain of $417,000 which is included in 1997 amortization. The elements of postretirement expenses are as follows (in thousands):

                                                                        December 31,
                                             -----------------------------------------------------------
                                                   1997                1996                 1995
                                             -----------------   ------------------   ------------------

Service costs                                    $    3                $  22                $  144
Interest costs                                      351                  401                   552
Amortization                                     (1,071)                (184)                 (105)
                                             -----------------   ------------------   ------------------

     Total postretirement benefit costs          $ (717)               $ 239                $  591
                                             =================   ==================   ==================

         The plan's funded status and amounts recognized in the Company's
Consolidated Balance Sheet at December 31, 1997 and 1996 are as follows (in thousands):

                                                                  1997                1996
                                                           -----------------   ------------------
Accumulated postretirement
     benefit obligation (APBO):
Retirees                                                          $   4,761            $   4,454
Active eligible employees                                                30                  158
Active ineligible employees                                             104                  923
                                                           -----------------   ------------------

     Total APBO                                                       4,895                5,535

     Unrecognized gains                                               3,215                3,757
                                                           -----------------   ------------------

          Net postretirement benefit liability                    $   8,110            $   9,292
                                                           =================   ==================


     Assumptions used for valuing postretirement obligations were:

                                                       December 31,
                                                   ------------------
                                                    1997        1996
                                                   ------      ------
Discount rate in determining
     benefit obligation                             7.25%       7.50%
Medical care cost trend rate                        9.50%       8.50%

         The medical care cost trend rates are estimated to decline to 5.8% by the year 2002. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO and the annual service cost by 1.4 %.

NOTE 8.  CASH FLOW INFORMATION

         No significant acquisitions were made in 1997 and 1996. See note 2 for a discussion of the proposed merger of Cowles. Net cash paid for the acquisition of newspapers and other operations in 1995 consists of (in thousands):

                                                   N&O                 Other
                                               Acquisition          Acquisitions            Total
                                            -----------------    -----------------   ------------------

Assets acquired                                 $   418,011            $   2,971            $ 420,982
Liabilities assumed                                (161,120)                (822)            (161,942)
Holdback payable                                    (10,000)                   -              (10,000)

Cash paid                                           246,891                2,149              249,040
Fees and expenses                                       644                    -                  644
Less cash acquired                                   (8,182)                 (60)              (8,242)
                                            -----------------    -----------------   ------------------

Net cash paid                                   $   239,353            $   2,089            $ 241,442
                                            =================    =================   ==================


         Cash paid during the years ended December 31, 1997, 1996 and 1995 for interest and income taxes were (in thousands):

                                                    1997                1996                1995
                                              ----------------    ---------------     --------------
Interest paid
        (net of amount capitalized)           $          9,255    $        13,699     $        9,856
Income taxes paid
           (net of refunds)                             51,262             27,543             26,167

         Cash provided or used by operations was affected by changes in certain assets and liabilities, net of the effects of acquired newspaper operations, as follows (in thousands):

                                                                                      December 31,
                                                             ----------------------------------------------------------
                                                                    1997                1996                 1995
                                                             -----------------   -----------------    -----------------
Increase (decrease) in assets:
          Trade receivables                                        $   11,875           $ 12,419            $    1,303
          Inventories                                                       7             (5,658)                4,175
          Other assets                                                    391             (5,895)                5,199
                                                             -----------------   -----------------    -----------------

               Total                                                   12,273                866                10,677
                                                             -----------------   -----------------    -----------------
Increase (decrease) in liabilities:
          Accounts payable                                             12,831               2,656               (2,013)
          Accrued compensation                                          5,408               6,024                1,730
          Income taxes                                                 (1,474)              4,737               (5,698)
          Other liabilities                                             2,045              (3,671)              (1,273)
                                                             -----------------   -----------------    -----------------

               Total                                                   18,810               9,746               (7,254)
                                                             -----------------   -----------------    -----------------
Net cash increase (decrease) from changes in
          certain assets and liabilities                           $    6,537            $  8,880           $  (17,931)
                                                             =================   =================    =================

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         The Company guarantees $20,736,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

         The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through August 2003. Total rental expense amounted to $2,838,000 in 1997, $2,584,000 in 1996, and $2,027,000 in 1995. Minimum rental commitments under operating leases with noncancelable terms in excess of one year are (in thousands):

1998                               $2,488
1999                                1,386
2000                                  897
2001                                  528
2002                                  145
Thereafter                             10
                            --------------

     Total                         $5,454
                            ==============

         There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. From time to time, the Company is involved as a party in various governmental proceedings, including environmental matters. Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 10. COMMON STOCK AND STOCK PLANS

         On December 4, 1996, the Board of Directors of the Company declared a five-for-four split on its Class A and Class B common stock in the form of a special 25% stock dividend, which was paid on January 2, 1997 to the holders of record of the common stock as of the close of business on December 16, 1996. All share and per share amounts have been adjusted in the financial statements to reflect the stock split.

         The Company's Class A and Class B common stock participate equally in dividends. Holders of Class B common stock are entitled to one vote per share and to elect as a class 75% of the Board of Directors, rounded down to the nearest whole number. Holders of Class A common stock are entitled to one-tenth of a vote per share and to elect as a class 25% of the Board of Directors, rounded up to the nearest whole number. Class B common stock is convertible at the option of the holder into Class A common stock on a share-for-share basis.

         At December 31, 1997 the Company has five stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No significant amounts of compensation costs have been recognized for its fixed stock option plans and its stock purchase plan.

         The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 31, 1997, 793,148 shares of Class A common stock have been issued under the Purchase Plan.

         The Company has three stock option plans which reserve 2,312,500 Class A common shares for issuance to key employees -- the 1987, 1994 and 1997 plans ("Employee Plans"). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A common stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative except in limited circumstances.

         The Company's amended and restated stock option plan for outside directors (the Directors' Plan) provides for the issuance of up to 187,500 shares of Class A stock. Under the plan each outside director was granted an option at fair market value at the conclusion of each regular annual meeting of stockholders for 1,875 shares. Going forward, the annual grant will be 2,500 shares. Terms of the Directors' Plan are similar to the terms of the Employee Plans. Outstanding options are summarized as follows:

                                         Employee Plans                              Directors' Plan
                            --------------------------------------      --------------------------------------
                                                    Weighted                                    Weighted
                                                     Average                                     Average
                                                    Exercise                                    Exercise
                                 Options              Price                 Options               Price
                            ------------------  ------------------      -----------------   ------------------
     December 31, 1994                815,125              $15.43                 67,500               $16.89
Granted                               184,875               17.80                 15,000                18.40
Exercised                              (6,125)              13.78                 (5,625)               16.14
Forfeited                              (4,875)              16.58                 (1,875)               18.40
                            ------------------                          -----------------
Outstanding,
     December 31, 1995                989,000               15.88                 75,000                17.22
Granted                               203,000               25.10                 15,000                18.90
Exercised                            (215,382)              13.77                 (5,625)               16.83
Forfeited                              (2,032)              16.94                      -                    -
                            ------------------                          -----------------
Outstanding,
     December 31, 1996                974,586               18.29                 84,375                17.54
Granted                               204,000               28.19                 16,875                25.75
Exercised                            (270,307)              15.83                 (7,500)               16.58
                            ------------------                          -----------------
Outstanding,
     December 31, 1997                908,279              $21.24                 93,750               $19.09
                            ==================                          =================

                                             Employee           Directors'
                                               Plans              Plans
                                             --------           ----------
Options exercisable:
   December 31, 1995                          439,156              43,594
   December 31, 1996                          367,737              50,166
   December 31, 1997                          298,834              55,792


         The following tables summarize information about fixed stock options outstanding in the Stock Plans at December 31, 1997:

                                                  EMPLOYEE PLANS
---------------------------------------------------------------------------------------------------------------
                                               AVERAGE          WEIGHTED                           WEIGHTED
                                              REMAINING          AVERAGE                            AVERAGE
 RANGE OF EXERCISE            OPTIONS      CONTRACTUAL LIFE     EXERCISE          OPTIONS          EXERCISE
       PRICES               OUTSTANDING                           PRICE         EXERCISABLE          PRICE
       ------               -----------    ----------------       -----         -----------          -----
 $ 11.50 - $ 17.30            247,531            5.21            $ 15.51          182,290           $ 14.87
 $ 17.80 - $ 19.20            253,748            6.61            $ 18.06          116,544           $ 18.30
      $ 25.10                 203,000            8.95            $ 25.10             -                 -
      $ 28.19                 204,000            9.96            $ 28.19             -                 -




                                                 DIRECTORS' PLAN
---------------------------------------------------------------------------------------------------------------
                                                AVERAGE         WEIGHTED                           WEIGHTED
 RANGE OF EXERCISE                             REMAINING         AVERAGE                            AVERAGE
       PRICES                 OPTIONS         CONTRACTUAL       EXERCISE          OPTIONS          EXERCISE
                            OUTSTANDING          LIFE             PRICE         EXERCISABLE          PRICE
       ------               -----------    ----------------       -----         -----------          -----
 $ 14.60 - $ 17.20             26,250            3.51            $ 16.24           26,250           $ 16.24
 $ 17.90 - $ 18.40             35,625            6.48            $ 18.12           25,790           $ 18.07
      $ 18.90                  15,000            8.37            $ 18.90           3,752            $ 18.90
      $ 25.75                  16,875            9.39            $ 25.75             -                 -

         Had compensation costs for the Company's four stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                              1997                 1996                1995
                                        -----------------    -----------------   ------------------

Net income:
     As reported                          $  68,799              $  44,493              $33,618
     Pro forma                            $  67,973              $  44,242              $33,449

Earnings per common share:

     As reported:
          Basic                           $    1.81              $    1.18              $  0.90
          Diluted                         $    1.80              $    1.18              $  0.90
     Pro forma
          Basic                           $    1.79              $    1.17              $  0.89
          Diluted                         $    1.78              $    1.17              $  0.89

        The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997, 1996, and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

         Compensation costs are calculated for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1997, 1996 and 1995, respectively: dividend yield of 1.2% to 1.4% for all years; an expected life of one to seven years for all years; expected volatility of .2838, .2791 and .2860; and risk-free interest rates of 5.72 % to 6.62 % in 1997 and 5.4% to 6.4% in 1996 and 1995,
respectively. The weighted-average fair value of those purchase rights granted in 1997, 1996 and 1995 was $8.99, $8.31 and $5.78, respectively for Employee Plans and $8.28, $5.61 and $5.52, respectively for the Directors' Plan.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires the determination of fair value for certain of the Company's assets, liabilities and contingent liabilities. The following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

         Cash and Cash Equivalents - The carrying amount approximates fair value based on quoted market prices.

         Long-Term Bank Debt - The carrying value approximates fair value based on interest rates available to the Company on debt instruments with similar terms.

         Interest Rate Swap Agreement - When considering interest rates at December 31, 1997, it is estimated that the Company could terminate the interest rate swap agreement with only a nominal loss, which is its intent, upon closing of the Cowles merger (see note 2).


NOTE 12. SALE OF NEWSPAPER AND
         OTHER BUSINESS OPERATIONS

         On February 28, 1997, the Company completed the sale of the GILROY DISPATCH, THE HOLLISTER FREE LANCE, the MORGAN HILL TIMES and the AMADOR LEDGER DISPATCH. These newspapers had combined daily circulation of approximately 10,150 and weekly circulation of 12,800, and generated $7,574,000 in revenues in 1996. The Company reported a $6,748,000 pre-tax gain on the sale which is included in nonoperating (expenses) income. The Company sold Legi-Tech, its on-line legislative tracking company and certain real estate and recorded a $2,506,000 pre-tax gain in this area.

         The Ellensburg DAILY RECORD in Washington state was sold in December 1996 and a pre-tax gain of $3,218,000 was recorded in nonoperating income. The Company also sold Nando's internet access operations and Legi-Tech's Florida operations in 1996 and recorded a pre-tax loss of $378,000 on the sales.


NOTE 13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The Company's business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the spring holiday and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits. The Company's quarterly results are summarized as follows (in thousands, except per share amounts):

                                            1st               2nd              3rd               4th
                                          Quarter           Quarter          Quarter           Quarter
                                       -------------    --------------    -------------    --------------
1997:
Revenues-net                           $     150,621    $      162,280    $     159,600    $      169,449
Operating income                              22,790            32,542           26,926            33,497
Net income                                    15,357            17,592           15,525            20,325
Net income per common share (1)                  .40               .46              .41               .53

1996:
Revenues-net                           $     146,303    $      156,919    $     155,543    $      165,468
Operating income                              10,097            22,195           22,639            30,304
Net income                                     4,386            11,205           11,442            17,460
Net income per common share (1)                  .12               .30              .30               .46

1995:
Revenues-net                           $     113,798    $      124,648    $     141,961    $      160,472
Operating income                              10,358            19,734           11,030            21,252
Net income                                     6,642            12,531            4,449             9,996
Net income per common share (1)                  .18               .33              .12               .27

         (1) All earnings per share (EPS) amounts have been adjusted to reflect a five-for-four stock split paid on January 2, 1997 and reflect basic and diluted EPS, except the first quarter 1997 when basic EPS is $0.41 and diluted
EPS is $0.40.

         In February 1997, the Company recorded an after-tax gain of $3,995,000 on the sale of four community newspapers, while in the third and fourth quarters of 1997 the Company recorded an after-tax gain of $298,000 and $1,178,000, respectively, on the sale of a non-newspaper business and certain real estate assets.

         In December 1996, the Company recorded an after-tax gain of $1,623,000 on the sale of various small business operations. In the third quarter of 1995, the Company acquired The News and Observer Publishing Company and separately, recorded an early retirement expense of $2,318,000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions "Nominees for Class A Directors", "Nominees for Class B Directors" and "Other Executive Officers" under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the headings "Compensation", "Executive Compensation", "Stock Option Awards", "Option Exercises and Holdings", "Pension Plans" and "Employment Agreement" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

a)   (1)&(2)      Financial Statements and Financial Statement
                  Schedules filed as a part of this Report as listed in the Index to Financial Statements and Financial Statement
                  Schedules on page 21 hereof.

     (3)          Exhibits filed as part of this Report as listed in the
                  Exhibit Index beginning on page 48 hereof.

b)   Reports on Form 8-K

                  The Company's filed a Current Report on Form 8-K dated November 13, 1997, to report under Item 5 of Form 8-K the execution of a definitive agreement in connection with the Cowles merger.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 30, 1998.

                                       THE McCLATCHY COMPANY


                                       By      /s/  GARY B. PRUITT
                                         ---------------------------------------
                                                    Gary B. Pruitt
                                           President and Chief Executive Officer


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                                             TITLE                        DATE
             ---------                                             -----                        ----

PRINCIPAL EXECUTIVE OFFICERS:



/s/            GARY B. PRUITT                              President, Chief Executive         March 30, 1998
--------------------------------------------------         Officer and Director
              (Gary B. Pruitt)


PRINCIPAL FINANCIAL OFFICER:


/s/            JAMES P. SMITH                              Vice President,                    March 30, 1998
--------------------------------------------------         Finance, Treasurer
              (James P. Smith)                             and Director


PRINCIPAL ACCOUNTING OFFICER:


/s/           ROBERT W. BERGER                             Controller                         March 30, 1998
--------------------------------------------------
             (Robert W. Berger)





SIGNATURES-(CONTINUED)

             SIGNATURE                                             TITLE                         DATE
             ---------                                             -----                         ----

DIRECTORS:



/s/           ELIZABETH BALLANTINE                         Director                           March 30, 1998
--------------------------------------------------
             (Elizabeth Ballantine))



/s/           WILLIAM K. COBLENTZ                          Director                           March 30, 1998
--------------------------------------------------
              (William K. Coblentz)



/s/     MOLLY MALONEY EVANGELISTI                          Director                           March 30, 1998
--------------------------------------------------
           (Molly Maloney Evangelisti)



/s/               JOAN F. LANE                             Director                           March 30, 1998
--------------------------------------------------
                 (Joan F. Lane)



/s/              R. LARRY JINKS                            Director                           March 30, 1998
--------------------------------------------------
                (R. Larry Jinks)



/s/            BETTY LOU MALONEY                           Director                           March 30, 1998
--------------------------------------------------
               (Betty Lou Maloney)



/s/           JAMES B. McCLATCHY                           Publisher and                      March 30, 1998
--------------------------------------------------
              (James B. McClatchy)                         Director



                                                           Director
--------------------------------------------------
           (William Ellery McClatchy)




SIGNATURES-(CONTINUED)

             SIGNATURE                                             TITLE                         DATE
             ---------                                             -----                         ----

DIRECTORS:



/s/               ERWIN POTTS                              Chairman of the Board and          March 30, 1998
--------------------------------------------------         Director
                  (Erwin Potts)



/s/          S. DONLEY RITCHEY, JR.                        Director                           March 30, 1998
--------------------------------------------------
            (S. Donley Ritchey, Jr.)



/s/             WILLIAM M. ROTH                            Director                           March 30, 1998
--------------------------------------------------
                (William M. Roth)



/s/            FREDERICK R. RUIZ                           Director                           March 30, 1998
--------------------------------------------------
               (Frederick R. Ruiz)

                                                                     SCHEDULE II

                   MCCLATCHY NEWSPAPERS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (in thousands)

              Column A                    Column B               Column C                Column D        Column E
              --------                    --------               --------                --------        --------
                                                                                        Deductions
                                                                 Additions               (1) for
                                                       ------------------------------    Purposes
                                          Balance       Charged to      Charged to      for Which     Balance at End
                                         Beginning       Costs and         Other      Accounts Were      of Period
                                         of Period       Expenses        Accounts         Set Up
                                        -------------  --------------  -------------- --------------- ----------------

YEAR ENDED DECEMBER 31, 1995:
     Deduct from assets to which
         they apply:
     Uncollectible accounts             $   (2,000)      $ (3,688)     $          -      $  3,361        $   (2,327)

YEAR ENDED DECEMBER 31, 1996:
     Deduct from assets to which
         they apply:
     Uncollectible accounts             $   (2,327)      $ (5,567)     $          -      $  5,454        $   (2,440)

YEAR ENDED DECEMBER 31, 1997:
     Deduct from assets to which
         they apply:
     Uncollectible accounts             $   (2,440)      $ (4,793)     $          -      $  5,071        $   (2,162)

(1)  Amounts written off net of bad debt recoveries.

                                INDEX OF EXHIBITS


  EXHIBIT
  -------

     3.1            The Company's Restated Certificate of Incorporation dated
                    March 18, 1998.

     3.2* The Company's By-laws included as an Exhibit 3.2 in the Company's Registration Statement No. 333-46501 on Form S-4.

     10.1* Amended and Restated Agreement and Plan of Merger and Reorganization between The McClatchy Company and Cowles Media Company dated February 13, 1998 included as an Exhibit
                    2.1 in the Company's Registration Statement No. 333-46501 on Form S-4.

     10.2 Credit Agreement dated March 10, 1998 between The McClatchy Company (formerly MNI Newco, Inc.), the lenders party thereto, Salomon Brothers, Inc., as Arranger and Syndication Agent and Bank of America National Trust and Savings Association as Swingline Lender, Administrative Agent and Collateral Agent.

     10.3* Ponderay Newsprint Company Partnership Agreement dated as of September 12, 1985 between Lake Superior Forest Products, Inc., Central Newsprint Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper Company included in
                    Exhibit 10.10 to McClatchy Newspapers, Inc. Registration Statement No. 33-17370 on Form S-1.

     **10.4* McClatchy Newspapers, Inc. Management by Objective Plan Description included in Exhibit 10.1 to McClatchy Newspapers, Inc. Registration Statement No. 33-17270 on Form S-1.

     **10.5*        Supplemental Executive Retirement Plan included in Exhibit
                    10.7 to McClatchy Newspapers, Inc. 1988 Report on Form 10-K.

     **10.6*+ Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.

     **10.7*+ Amended and Restated 1994 Stock Option Plan dated August 15, 1996 included as Exhibit 10.8 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.

     10.8+          1997 Stock Option Plan dated December 10, 1997.

     **10.9* Group Executive Life Insurance Plan included in Exhibit 10.9 to McClatchy Newspapers, Inc. Registration Statement No. 33-17270 on Form S-1.

     **10.10* Group Executive Long Term Disability Insurance Plan included in Exhibit 10.8 to McClatchy Newspapers, Inc. Registration Statement No. 33-17270 on Form S-1.

     **10.11* Executive Performance Plan adopted on January 1, 1990, included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.

     **10.12+       Amended and Restated 1990 Directors' Stock
                    Option Plan dated February 1, 1998.

     **10.13+ Employment Agreement between the Company and Gary B. Pruitt dated June 1, 1996 included as Exhibit 10.13 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.

     21             Subsidiaries of the Company.

     23             Consent of Deloitte & Touche LLP.

     27.1           Financial Data Schedule for the Year Ended December 31,
                    1997.

     27.2           Restated Financial Data Schedule for the Quarter Ended
                    March 31, 1997.

---------------

*   Incorporated by reference
** Compensation plans or arrangements for the Company's executive officers and directors.
+   Assumed by the Company from McClatchy Newspapers, Inc. on March 19, 1998.