Form 10-Q
period 1998-03-31
MCCLATCHY CO
filed 1998-05-15
CIK 1056087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 1998

                                      OR

   - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to

                       Commission File Number:  1-9824

                            THE McCLATHY COMPANY
           (Exact name of registrant as specified in its charter)

           Delaware                                         52-2080478
  (State of Incorporation)                                (IRS Employer
                                                      Identification Number)

                    2100 "Q" Street, Sacramento, CA. 95816
                   (Address of principal executive offices)

                                (916) 321-1846
                        (Registrant's telephone number)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X  No   .

The number of shares of each class of common stock outstanding as of May 8, 1998:

          Class A Common Stock               15,838,523
          Class B Common Stock               28,675,912

                              THE McCLATCHY COMPANY

                               INDEX TO FORM 10-Q


Part I - FINANCIAL INFORMATION                               Page

   Item 1 - Financial Statements:

      Consolidated Balance Sheet - March 31, 1998
          and December 31, 1997 (unaudited)                   3

      Consolidated Statement of Income for
          the Three Months Ended March 31, 1998
          and 1997 (unaudited)                                5

      Consolidated Statement of Cash Flows for
          the Three Months Ended March 31, 1998
          and 1997 (unaudited)                                6

      Consolidated Statement of Stockholders'
          Equity for the Period from December 31,
          1996 to March 31, 1998 (unaudited)                  7

      Notes to Consolidated Financial Statements
          (unaudited)                                         8

   Item 2 - Management's Discussion and Analysis of
            Results of Operations and Financial Condition    12


   Item 3 - Quantitative and Qualitative Disclosures
            about Market Risk                                16


Part II - OTHER INFORMATION                                  17

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THE McCLATCHY COMPANY
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               (In thousands)
                                                March 31,       December 31,
                                                  1998             1997
ASSETS                                                            Restated
CURRENT ASSETS
    Cash                                    $     60,465       $     8,671
    Trade receivables (less allowances
     of $4,095 in 1998 and $2,162 in 1997)       121,470            93,069
    Other receivables                              4,393             2,143
    Newsprint, ink and other inventories          16,046            11,735
    Deferred income taxes                         22,928             8,477
    Other current assets                           6,025             2,717

                                                 231,327           126,812

PROPERTY, PLANT AND EQUIPMENT
    Buildings and improvements                   203,514           160,443
    Equipment                                    437,840           371,312
                                                 641,354           531,755

    Less accumulated depreciation               (255,074)         (246,236)
                                                 386,280           285,519
    Land                                          57,024            34,199
    Construction in progress                      12,287             5,468
                                                 455,591           325,186

INTANGIBLES - NET                              1,561,673           393,215

OTHER ASSETS                                      85,660            12,585

TOTAL ASSETS                                $  2,334,251       $   857,798


See notes to consolidated financial statements


                             THE McCLATCHY COMPANY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                      (In thousands, except share amounts)
                                              March 31,       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY            1998              1997
                                                                Restated
CURRENT LIABILITIES
    Current bank debt                   $      21,675
    Accounts payable                           48,490       $     35,613
    Accrued compensation                       66,280             27,956
    Income taxes                               26,204              1,877
    Unearned revenue                           35,102             19,308
    Carrier deposits                            4,351              3,980
    Other accrued liabilities                  43,564              9,709
                                              245,666             98,443

LONG-TERM BANK DEBT                         1,103,325             94,000

OTHER LONG-TERM OBLIGATIONS                    76,847             40,406

DEFERRED INCOME TAXES                         144,725             57,894

COMMITMENTS AND CONTINGENCIES                       -                  -

STOCKHOLDERS' EQUITY
  Common stock $.01 par value:
    Class A - authorized 100,000,000
      shares, issued 15,821,488 in 1998
      and 9,421,383 in 1997                       158                94
    Class B - authorized 60,000,000
      shares, issued 28,675,912 in 1998
      and 28,685,912 in 1997                      287               287
    Additional paid-in capital                265,300            74,354
    Retained earnings                         497,943           492,320
                                              763,688           567,055

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $  2,334,251        $   857,798



                           THE McCLATCHY COMPANY
               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (In thousands, except per share amounts)
                                           Three Months Ended March 31,
                                              1998            1997
                                                            Restated
REVENUES - NET
     Newspapers:
           Advertising                   $  127,287         $ 116,643
           Circulation                       28,238            26,958
           Other                              5,566             4,233
                                            161,091           147,834
    Non-newspapers                            2,872             2,787
                                            163,963           150,621
OPERATING EXPENSES
     Compensation                            68,394            63,408
     Newsprint and supplements               27,067            21,346
     Depreciation and amortization           14,473            13,250
     Other operating expenses                31,364            29,702
                                            141,298           127,706
OPERATING INCOME                             22,665            22,915

NONOPERATING (EXPENSES) INCOME
     Interest expense                        (4,037)           (2,668)
     Partnership income (loss)                  200              (400)
     Gain on sale of certain business
       operations                                 -             6,594
     Other - net                                433               103

INCOME BEFORE INCOME TAX PROVISION           19,261            26,544

INCOME TAX PROVISION                         10,016            11,113

NET INCOME                               $    9,245         $  15,431
NET INCOME PER COMMON SHARE:
     Basic                               $     0.24         $    0.41
     Diluted                             $     0.24         $    0.41
WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES:
     Basic                                   38,989            37,823
     Diluted                                 39,102            37,984


See notes to consolidated financial statements



                              THE McCLATCHY COMPANY
                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In thousands)
                                              Three Months Ended March 31,
                                                  1998           1997
                                                               Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                               $    9,245       $  15,431
    Reconciliation to net cash provided:
       Depreciation and amortization             14,506          13,287
       Partnership (income) losses                 (200)            400
       Gain on sale of certain
         business operations                          -          (6,594)
       Changes in certain assets and
         liabilities - net                        6,140          12,124
       Other                                        (43)           (675)
    Net cash provided by operating activities    29,648          33,973

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property, plant
       and equipment                             (4,907)         (6,938)
     Merger of Cowles Media Company          (1,099,070)
     Proceeds from sale of certain
       business operations                       178,538         11,400
     Other - net                                      -               1
   Net cash (used) provided by investing
     activities                                (925,439)          4,463

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt             1,125,000               -
     Repayment of long-term debt               (175,370)        (35,000)
     Payment of cash dividends                   (3,622)         (3,597)
     Other - principally stock issuances in
       employee plans                             1,577           1,607
   Net cash provided (used) by financing
     activities                                 947,585         (36,990)

NET CHANGE IN CASH AND CASH EQUIVALENTS          51,794           1,446
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    8,671           5,877
CASH AND CASH EQUIVALENTS, END OF PERIOD     $   60,465       $   7,323

OTHER CASH FLOW INFORMATION
Cash paid during the period for:
     Income taxes (net of refunds)           $    2,726       $   5,624
     Interest paid (net of capitalized
       interest)                             $    1,382       $   2,702

MERGER
     Fair value of assets acquired           $ 1,548,238
     Fair value of liabilities assumed          (286,949)
     Issuance of common stock                   (189,157)
     Fees & expenses                              29,067
     Less cash acquired                           (2,129)

Net cash paid                                $ 1,099,070


See notes to consolidated financial statements



                              THE McCLATCHY COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (In thousands, except share and per share amounts)

                                       Additional  Restated  Treasury
                         Par Value       Paid-In   Retained    Stock  Restated
                     Class A   Class B   Capital   Earnings   At Cost   Total

BALANCES,
DECEMBER 31, 1996     $ 89     $288    $  67,534   $437,527   $ (371) $505,067
Net income (3 months)                                15,431             15,431
Dividends paid
 ($.095 per share)                                   (3,597)            (3,597)
Issuance of 101,457
  Class A shares
  under employee
  stock plans            1                 1,606                         1,607
Tax benefit
  from stock plans                           320                           320
Retirement of
  treasury stock                            (371)               371

BALANCES,
  MARCH 31, 1997        90       288     69,089      449,361    -       518,828
Net income (9 months)                                53,801             53,801
Dividends paid
  ($.285 per share)                                (10,842)           (10,842)
Conversion of 156,375
  Class B shares
  to Class A            1         (1)
Issuance of 246,900
  Class A shares
  under employee
  stock plans          3                  4,199                           4,202
Tax benefit from
  stock plans                             1,066                          1,066

BALANCES,
  DECEMBER 31, 1997   94       287       74,354     492,320      -      567,055
Net income                                           9,245                9,245
Dividends paid
  ($.095 per share)                                 (3,622)              (3,622)
Conversion of 10,000
  Class B shares
  to Class A           -         -
Issuance of 84,858
  Class A shares
  under employee
  stock plans          1                            1,576                1,577
Issuance of
  6,305,247 Class A
  shares for Cowles
  merger              63                          189,094               189,157
Tax benefit from
  stock plans                             276                              276

BALANCES,
  MARCH 31, 1998      $ 158    $287    $265,300    $497,943   $ -     $763,688


See notes to consolidated financial statements

                            THE McCLATCHY COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1. BASIS OF PRESENTATION

   The McClatchy Company (the "Company") and its subsidiaries are engaged primarily in the publication of newspapers located in Minnesota, California, Washington state, Alaska and North and South Carolina.

   The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. All adjustments are normal recurring entries except for the change in the method of accounting for inventories discussed at note 3. Such financial statements are not necessarily indicative of the results to be expected for the full year.

   During 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. The Company has no items of comprehensive income which differ from its net income. Accordingly, adoption of this statement in 1998 has not impacted the Company's consolidated financial position, results of operations or cash flows.


NOTE 2.   MERGER OF COWLES MEDIA COMPANY

     On March 19, 1998 the Company acquired all of the outstanding shares of Cowles Media Company (Cowles) in a transaction valued at approximately $1.4 billion, including the assumption of $77,350,000 in existing Cowles debt. Cowles publishes the Star Tribune newspaper, which serves the Twin Cities of Minneapolis and St. Paul. Cowles also owned four separate subsidiaries that publish business magazines, special-interest magazines and home improvement books. Simultaneously with the close of the merger, the Company sold the magazine and book publishing subsidiaries. The combined proceeds, plus debt and other liabilities assumed by the buyers in those transactions, were $208.1 million. These proceeds were used to repay debt associated with the Cowles merger.

     In connection with the Cowles merger, the Company paid 15% of the consideration by issuing 6,305,247 shares of Class A Common Stock in exhange for Cowles shares, and paid cash for the remaining shares at a value of $90.50 per Cowles share. The Class A shares were exchanged using a ratio of 3.01667 shares of McClatchy Class A Common for each Cowles share. The Company obtained bank debt through a syndicate of banks and financial institutions to finance the cash requirements of the merger and to refinance its existing debt (see note 4). Results of the Star Tribune have been included in the Company's results beginning March 20, 1998.

     The non-newspaper businesses were valued at fair market value based upon the net after-tax proceeds received by the Company on March 19, 1998, and accordingly, no gain or loss was realized on the sale.

     The primary asset retained by the Company is the Star Tribune, the largest newspaper in Minnesota with daily circulation of 373,000 and Sunday circulation of 673,000. The Star Tribune is now the Company's largest newspaper.

     The merger was accounted for as a purchase, and accordingly, assets acquired and liabilities assumed have been recorded at their fair market values. Assets retained by the Company included approximately $53,564,000 of current assets, $134,865,000 of property, plant and equipment, $1,173,597,000 of intangible assets and $69,901,000 of other assets. Intangible assets include approximately $1,038,000,000 of goodwill which is being amortized over 40 years. In addition to assuming Cowles' long-term debt, a total of $209,599,000 of deferred taxes and other liabilities were assumed. The Company is continuing to assess the value of certain assets and liabilities, including identifiable intangible assets, severance and other liabilities and will adjust its carrying values as final determinations are made.

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the three month periods ended March 31, 1998 and 1997, as though the Cowles merger had taken place on January 1, 1997:

                                               1998          1997
         Revenues                         $  246,652      $ 237,580
         Net (loss) income                   (29,655)         4,247
         Diluted earnings per share       $    (0.65)     $    0.10


     Cowles Media Company donated $10,000,000 to the Cowles Media Foundation and incurred significant investment banking, legal and other costs associated with the transaction in the first quarter of 1998, contributing to a loss in the pro forma results.


NOTE 3.   CHANGE IN METHOD OF ACCOUNTING FOR NEWSPRINT INVENTORY

     The Company has accounted for newsprint inventories by the first-in, first-out (FIFO) method beginning January 1, 1998, whereas in all prior years inventories were valued using the last-in, first-out (LIFO) method. The new method of accounting for newsprint inventory was adopted to provide for a better matching of revenues and expenses. Additionally, the change will enable the financial reporting to parallel the way management assesses the financial and operational performance of its newspapers. The financial statements of prior years have been restated to apply the new method retroactively, and accordingly, retained earnings as of December 31, 1996 have been increased by $1,953,000 to reflect the restatement. The effect of the accounting change on net income as previously reported for the quarter ended March 31, 1997 is as follows (in thousands):

         Net income as previously reported   $ 15,357
         Adjustment for effect of change
          in accounting for newsprint
          inventories applied retroactively        74

         Net income as adjusted              $ 15,431


     The adjustment did not result in a change to basic net income per share for the period but increased diluted net income per share by $0.01.

NOTE 4.   LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

     On July 28, 1995 the Company entered into a bank credit agreement providing for borrowings up to $310,000,000. At December 31, 1997, the Company had long-term bank debt of $94,000,000 and this debt was refinanced with the new credit agreement obtained in connection with the Cowles merger. See note 2 and the discussion below.

     At December 31, 1997, the Company had an outstanding interest rate swap that effectively converted $50,000,000 of debt under its Credit Agreement to a fixed rate debt at a rate of 6.0%. The swap was terminated upon the closing of the Cowles merger, with no significant loss to the Company.

     The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt, along with $77,350,000 of Cowles existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points, payable in increasing quarterly installments from June 30, 1998 through June 30, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 175 basis points and payable in semi-annual installments from September 30, 1998 through March 31, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus 125 basis points and is payable by March 19, 2005. As the Company reduces the outstanding debt relative to cash flow (as defined in the Credit Agreement), the interest rate spread over LIBOR will decline. Interest rates applicable to debt drawn down at March 31, 1998, ranged from 6.9% to 7.4%. The debt is secured by certain assets of the Company, and all of the debt is pre-payable
without penalty.   The Company intends to accelerate payments on this debt as cash generation allows.

     The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

     The Credit Agreement requires the Company to enter into one or more interest rate protection agreements within 180 days of signing the Credit Agreement, fixing interest costs on a minimum of $300,000,000 of outstanding debt. The Company had not entered into any such agreements as of March 31, 1998.

     The Company has outstanding letters of credit totaling $29,510,480 securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.


     At March 31, 1998, long-term debt consisted of (in thousands):

                                               March 31,    December 31,
                                                 1998           1997
Credit Agreement:
     Term loans                             $  1,065,000
     Revolving credit line                        60,000    $  94,000
     Total indebtedness                        1,125,000       94,000
Less current portion                              21,675            -
Long-term debt                              $  1,103,325    $  94,000



Long-term debt matures, as of March 31 of each year, as follows (in thousands):
            2000                            $     40,050
            2001                                  76,800
            2002                                  95,175
            2003                                 113,550
            2004                                 187,050
         Thereafter                              590,700
                                            $  1,103,325

NOTE 5.    INCOME TAXES

    The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                              1998          1997
Statutory rate                                35.0%         35.0%
State taxes, net of federal benefit            6.1           4.5
Amortization of intangibles                   10.3           3.2
Tax basis adjustment of intangibles sold         -          (1.0)
Other                                          0.6           0.1

     Effective tax rate                       52.0%         41.8%


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Recent Events and Trends

     On March 19, 1998 the Company acquired all of the outstanding shares of Cowles Media Company (Cowles) in a transaction valued at approximately $1.4 billion, including the assumption of $77.4 million in existing Cowles debt. Cowles publishes the Star Tribune newspaper, which serves the Twin Cities of Minneapolis and St. Paul. Cowles also owned four separate subsidiaries that publish business magazines, special-interest magazines and home improvement books. Simultaneously with the closing of the Cowles merger, the Company sold the magazine and book publishing subsidiaries. The combined proceeds, plus debt and other liabilities assumed by the buyers in those transactions, were $208.1 million. These proceeds were used to repay debt associated with the Cowles merger. See note 2 to the consolidated financial statements.

     In connection with the merger, the Company paid 15% of the consideration by issuing 6,305,247 shares of Class A Common Stock in exchange for Cowles shares and paid cash for the remaining shares at a value of $90.50 per Cowles share. The Class A shares were exchanged using a ratio of 3.01667 shares of McClatchy Class A Common for each Cowles share. The Company obtained bank debt through a syndicate of banks and financial institutions to finance the cash requirements of the merger and to refinance its existing debt (See note 4 to the consolidated financial statements). Results of the Star Tribune have been included in the Company's results beginning March 20, 1998.

     The non-newspaper businesses were valued at fair market value based upon the net after-tax proceeds received by the Company on March 19, 1998, and accordingly, no gain or loss was realized on the sale.

     The primary asset retained by the Company following the Cowles transaction is the Star Tribune, the largest newspaper in Minnesota with daily circulation of 373,000 and Sunday circulation of 675,000 at March 31, 1998. It is the 16th largest newspaper on a daily basis and the 12th largest Sunday newspaper in the nation and is now the Company's largest newspaper.

    The Company has accounted for newsprint inventories by the first-in, first-out (FIFO) method beginning January 1, 1998, whereas in all prior years inventories were valued using the last-in, first-out (LIFO) method. This change is not expected to have a material effect on 1998 results. The new method of accounting for newsprint inventory was adopted to provide for a better matching of revenues and expenses. Additionally, the change will enable the financial reporting to parallel the way management assesses the financial and operational performance of its newspapers. The financial statements of prior years have been restated to apply the new method retroactively and, accordingly, retained earnings as of December 31, 1996 have been increased by $1,953,000 to reflect the restatement. The effect of the accounting change on net income as previously reported for the quarter ended March 31, 1997 was not material. See note 3 to the consolidated financial statements.

    On February 28, 1997, the Company completed the sale of four community newspapers and recorded a pre-tax gain of $6.6 million in other non-operating (expenses) income. The after tax gain on the 1997 sale was 10 cents per share.

    During 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standard (SFAS) No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. The Company has no items of comprehensive income that differ from its net income. Accordingly, adoption of this statement in 1998 has not impacted the Company's consolidated financial position, results of operations or cash flows.

    SFAS No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic area, and major customers; and No. 132 (Employers' Disclosure about Pensions and Other Postretirement Benefits), which revises the disclosures about pension and other postretirement benefits, will be adopted in 1998 and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

First Quarter 1998 Compared to 1997

    Net income in the first quarter of 1998 was $9.2 million or 24 cents per share compared to $15.4 million or 41 cents per share in the first quarter of 1997. The 1998 income included the impact of the Cowles merger and Star Tribune's results for nine business days, while the 1997 quarter included the operating results and gain on the sale of four community newspapers and results of Legi-Tech, a non-newspaper operation sold in late 1997. Excluding the impact of the merger from 1998 and the operations and gain for the sold properties in 1997, net income would have been slightly ahead of last year, despite substantially higher newsprint costs.

    Revenues increased 8.9% to $164.0 million due primarily to the inclusion of $8.9 million of Star Tribune revenues. Excluding the Star Tribune, revenues at McClatchy's ongoing operations were up 3.9% to $155.0 million, with advertising revenues up 4.2% to $120.8 million and circulation revenues down nominally. Advertising revenues increased primarily due to rate increases, generally implemented in the first quarter of 1998. The switch of Easter to April 1998 (versus March 1997) depressed first quarter retail advertising at many of the Company's newspapers. Circulation revenues were lower as no home-delivery rate increases were implemented in 1998 and because of promotional discounting at most newspapers.


OPERATING REVENUES BY REGION:
(Amounts in thousands)

                                      1998         1997          % Change
California newspapers              $  76,361    $  75,555           1.1
Carolinas newspapers                  41,518       39,069           6.3
Northwest newspapers                  34,289       33,210           3.2
Minnesota newspaper                    8,923            -           NM
Non-newspaper operations               2,872        2,787           3.0
                                   $ 163,963    $ 150,621           8.9

NM - not meaningful due to the addition of the Star Tribune on March 20, 1998.

    The California newspaper comparison includes revenues of the sold community newspapers in 1997. Pro forma revenues were up 2.5%, led by a 2.7% increase in advertising revenues at the Company's three Bee newspapers (located in Sacramento, Fresno and Modesto, CA). Advertising revenues were affected by prolonged rainy weather in the region and the later Easter. Full-run run-of-press (ROP) advertising linage, found in the body of the newspaper and the largest contributor to advertising revenues, was down 0.8% at the three Bees.

Circulation revenues were down nominally, despite gains in daily subscribers of 2.1% and Sunday of 0.6%.

    The Carolina newspapers revenue growth reflects a strong advertising environment in both classified and retail, particularly at the North Carolina newspapers. The News & Observer (the Company's third largest newspaper) and its six sister nondailies had advertising revenues up 8.5%, while advertising revenues were up 8.2% for the whole region. Full-run ROP linage was down slightly at the daily Carolina newspapers, but was up 2.3% at The News & Observer. Circulation revenues were down nominally. The number of daily subscribers increased 4.5% and Sunday was up 1.5% at the Carolina dailies.

    The Northwest newspapers revenues recovered somewhat from sluggish trends in 1997. Advertising revenues at the three daily newspapers (The News Tribune (Tacoma, WA), Anchorage Daily News and Tri-City Herald (Kennewick, WA)) increased 3.1%, with the largest newspaper - The News Tribune - up 4.8%. Full-run ROP linage at these dailies declined 4.7%. Circulation revenues also declined nominally in this region, with the number of daily subscribers up 0.9%, but Sunday subscriptions down 0.3%.

    Revenues from the Star Tribune included $6.5 million in advertising revenues, $1.5 million in circulation revenues and $852,000 in other revenues (primarily direct marketing).

    Non newspaper revenues increased $85,000 or 3.0%, but excluding revenues from Legi-Tech (which was sold in late 1997), revenues were up $391,000 or 15.8%. These revenues include The Newspaper Network, McClatchy and Benson Printing (commercial printing operations) and New Media revenues.

OPERATING EXPENSES:

    Operating expenses increased 10.6% and reflect expenses of the Star Tribune in nine days of the quarter. Excluding Star Tribune expenses in 1998 and the expenses of sold operations in 1997, expenses at the Company's ongoing operations increased 6.1%, led by substantially higher newsprint costs. Newsprint and supplement costs increased 20.8% at ongoing operations due almost entirely to higher newsprint prices in 1998. Non newsprint costs at the ongoing operations increased 3.1%, in line with inflation.

NON OPERATING (EXPENSES) INCOME - NET:

    Interest expense increased $1.4 million, but would have declined approximately $1.5 million without the interest on the new debt associated with the Cowles merger (see Liquidity and Capital Resources below). The Company's share of income from its Ponderay newsprint mill joint venture increased $600,000 due to higher newsprint prices. The Company also recorded $433,000 of other income related mostly to the gain on the sale of some small investments.

INCOME TAXES:

    The Company's effective income tax rate was 52.0% in 1998 compared to 41.8% in 1997. The higher tax rate is primarily due to nondeductible depreciation and amortization of goodwill and other purchase price allocations created in the Cowles merger. See note 5 to the consolidated financial statements.


Liquidity & Capital Resources

    Operations generated $29.6 million in cash, and the Company received $178.5 million in cash proceeds from the sale of Cowles' non newspaper subsidiaries. In addition, the Company borrowed $1.125 billion to finance the cash requirements of the Cowles merger. Cash was used primarily to complete the Cowles merger which included refinancing Cowles and McClatchy existing debt; paying for capital expenditures and paying dividends. Capital expenditures are projected to be $40.0 million in 1998.

    The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt, along with $77.4 million of Cowles existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points, payable in increasing quarterly installments from June 30, 1998 through June 30, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 175 basis points and payable in increasing semi-annual installments from September 30, 1998 through March 31, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus 125 basis points and is payable by March 19, 2005. As the Company reduces the outstanding debt relative to cash flow (as defined in the Credit Agreement), the interest rate spread over LIBOR will decline. The Company has $110.5 million of available credit at March 31, 1998 (see note 4 to the consolidated financial statements). The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty. The Company intends to accelerate payments on this debt as cash generation allows.

    The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

    The Credit Agreement requires the Company to enter into one or more interest rate protection agreements within 180 days of signing the Credit Agreement, fixing interest costs on a minimum of $300,000,000 of outstanding debt. The Company had not entered into any such agreements as of March 31, 1998.

    The Company has outstanding letters of credit totaling $29.5 million securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.

    While the Company expects that most of its free cash flow generated from operations in 1998 and in the foreseeable future will be used to repay debt, management is of the opinion that operating cash flow and its present and future credit lines as described above are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.


Year 2000 Compliance

     The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems process transactions based on two digits for the year of the transaction (for example, "97" for 1997), rather than a full four digits. These computer systems may not operate effectively when the last two digits become "00", as occurs on January 1, 2000. In some cases the new date will cause computers to stop operating, while in other cases incorrect output may result. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers and communications systems. A corporate task force is in place to assess the needed changes to the Company's many different information systems and an implementation plan is expected to be completed by mid-1998. A dedicated Year 2000 Compliance Coordinator has been named to ensure the Company meets its own internal deadlines for compliance. Many of the necessary changes in computer instructional code are expected to be acquired during the course of normal upgrading of systems that are budgeted between now and the year 2000, and in the course of normal maintenance. Other changes will necessitate re-writing of computer instructional code, the majority of which is expected to occur in 1998 and the first half of 1999. At present, the Company does not have an estimate of the total cost of evaluating and making required changes. The costs incurred in addressing the Year 2000 problem will be expensed as incurred, in compliance with generally accepted accounting principles. The project may also impact capital expenditure budgets, through increased expenditures for vendor-supplied software and computer hardware.


Forward-Looking Information

    The preceding management discussion contains estimates and other forward-looking statements covering subjects related to financial operating results. These forward-looking statements, and any other statements going beyond historical facts that McClatchy management has discussed, are subject to risks and uncertainties that could cause actual results to differ. These include increases in newsprint prices and/or printing and distribution costs over anticipated levels, competition from other forms of media in the Company's principal markets, increased consolidation among major retailers in the Company's newspaper markets or other events depressing the level of advertising, an economic downturn in the local economies of California's Central Valley, Washington state, Alaska, the Carolinas or Minnesota, or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising.


Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
         NOT REQUIRED

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Default Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders:

The Company held a special shareholders meeting on March 19, 1998 to vote on the Cowles merger. Shareholders approved the merger by voting as follows:

       For           Against          Abstain          Broker Non-Votes
   26,909,761        22,763            12,264                  0

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K:

           (a)  Exhibits

           Exhibit 18   Deloitte & Touche LLP Letter of Preferability
           Exhibit 27   Financial Data Schedule for the Quarter Ended
                        March 31, 1998

           (b)  Reports on Form 8-K:

           The Company filed a Current Report on Form 8-K dated January 29, 1998, to report under Item 5 of Form 8-K its fourth quarter and year-end 1997 results.

           The Company filed a Current Report on Form 8-K dated March 19, 1998, to report under Item 2 of Form 8-K the closing of the Cowles merger transaction.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              THE McCLATCY COMPANY
                                   Registrant




Date:  May 15, 1998                  /s/ James P. Smith
                                         James P. Smith
                                         Vice President, Finance and Treasurer