Form 10-Q
period 1998-06-30
MCCLATCHY CO
filed 1998-08-11
CIK 1056087

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 1998

                               OR

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

The number of shares of each class of common stock outstanding as of August 7, 1998:

          Class A Common Stock               15,949,695
          Class B Common Stock               28,655,912

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      THE McCLATCHY COMPANY
             CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         (In thousands)

                                             June 30,     December 31,
                                               1998          1997
ASSETS                                                      Restated


CURRENT ASSETS
    Cash                                   $     4,586     $     8,671
    Trade receivables (less allowances of
       $4,157 in 1998 and $2,162 in 1997)      126,351          93,069
    Other receivables                            3,453           2,143
    Newsprint, ink and other inventories        18,658          11,735
    Deferred income taxes                       22,510           8,477
    Other current assets                         5,119           2,717
                                               180,677         126,812

PROPERTY, PLANT AND EQUIPMENT
    Buildings and improvements                 204,232         160,443
    Equipment                                  439,538         371,312
                                               643,770         531,755

    Less accumulated depreciation             (267,339)       (246,236)
                                               376,431         285,519
    Land                                        57,024          34,199
    Construction in progress                    16,444           5,468
                                               449,899         325,186

INTANGIBLES - NET                            1,543,859         393,215

OTHER ASSETS                                    84,080          12,585

TOTAL ASSETS                               $ 2,258,515     $   857,798

See notes to consolidated financial statements.

                      THE McCLATCHY COMPANY
             CONSOLIDATED BALANCE SHEET (UNAUDITED)
              (In thousands, except share amounts)

                                             June 30,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           1998             1997
                                                              Restated
CURRENT LIABILITIES
  Current portion of bank debt              $     6,995    $          -
  Accounts payable                               42,747          35,613
  Accrued compensation                           66,028          27,956
  Income taxes                                   46,342           1,877
  Unearned revenue                               32,949          19,308
  Carrier deposits                                4,310           3,980
  Other accrued liabilities                      28,407           9,709
                                                227,778          98,443

LONG-TERM BANK DEBT                           1,044,005          94,000

OTHER LONG-TERM OBLIGATIONS                      69,974          40,406

DEFERRED INCOME TAXES                           139,312          57,894

COMMITMENTS AND CONTINGENCIES                         -               -

STOCKHOLDERS' EQUITY
  Common stock $.01 par value:
    Class A - authorized
      100,000,000 shares, issued
      15,875,850 in 1998 and 9,421,383 in
      1997                                          158              94
    Class B - authorized
      60,000,000 shares, issued
      28,675,912 in 1998 and 28,685,912 in
      1997                                          287             287
    Additional paid-in capital                  266,607          74,354
    Retained earnings                           510,394         492,320
                                                777,446         567,055

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 2,258,515     $   857,798

                              THE McCLATCHY COMPANY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                      Three Months Ended June       Six Months Ended June
                                                30,                           30,
                                        1998          1997            1998           1997
                                                    Restated                       Restated
REVENUES - NET
     Newspapers:
           Advertising               $  207,882    $    128,317   $   335,169    $    244,960
           Circulation                   44,938          26,615        73,176          53,573
           Other                         10,852           4,401        16,418           8,634
                                        263,672         159,333       424,763         307,167
    Non-newspapers                        3,335           2,947         6,207           5,734
                                        267,007         162,280       430,970         312,901
OPERATING EXPENSES
     Compensation                        99,816          63,008       168,210         126,416
     Newsprint and supplements           42,191          23,458        69,258          44,804
     Depreciation and amortization       27,594          13,391        42,067          26,641
     Other operating expenses            44,881          29,753        76,245          59,455
                                        214,482         129,610       355,780         257,316
OPERATING INCOME                         52,525          32,670        75,190          55,585

NONOPERATING (EXPENSES) INCOME
     Interest expense                   (20,178)         (2,333)      (24,215)         (5,001)
     Partnership income (loss)              350            (300)          550            (700)
     Gain on sale of certain
     business operations                      -             109             -           6,703
     Other - net                            955             128         1,388             231
INCOME BEFORE INCOME TAX PROVISION       33,652          30,274        52,913          56,818

INCOME TAX PROVISION                     16,970          12,606        26,986          23,719

NET INCOME                           $   16,682    $     17,668   $    25,927    $     33,099
NET INCOME PER COMMON SHARE:
     Basic                           $     0.37    $       0.47   $      0.62    $       0.87
     Diluted                         $     0.37    $       0.46   $      0.62    $       0.87
WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES:
     Basic                               44,528          37,929        41,774          37,876
     Diluted                             44,660          38,091        41,905          38,038

See notes to consolidated financial statements

                              THE McCLATCHY COMPANY
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                    Six Months Ended June 30,
                                                                        1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                               Restated
    Net income                                                  $     25,927    $     33,099
    Reconciliation to net cash provided:
       Depreciation and amortization                                  42,134          26,714
       Partnership(income)losses                                        (550)            700
       Gain on sale of certain business operations                         -          (6,703)
       Changes in certain assets and liabilities - net                (8,606)          2,971
       Other                                                            (532)         (2,002)
    Net cash provided by operating activities                         58,373          54,779

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                      (11,946)        (12,707)
     Merger of Cowles Media Company                               (1,099,070)              -
     Proceeds from sale of certain business operations               178,538          11,400
     Other - net                                                         133               6
   Net cash used by investing activities                            (932,345)         (1,301)

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                  1,125,000               -
     Repayment of long-term debt                                    (249,370)        (47,000)
     Payment of cash dividends                                        (7,853)         (7,201)
     Other - principally stock issuances in employee plans             2,110           3,101
   Net cash provided (used) by financing activities                  869,887         (51,100)

NET CHANGE IN CASH AND CASH EQUIVALENTS                         $     (4,085)   $      2,378
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         8,671           5,877
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $      4,586    $      8,255

OTHER CASH FLOW INFORMATION
Cash paid during the period for:
     Income taxes (net of refunds)                              $     10,283    $     28,591
     Interest paid (net of capitalized interest)                $     15,157    $      5,475

MERGER
     Fair value of assets acquired                              $  1,544,531
     Fair value of liabilities assumed                              (282,596)
     Issuance of common stock                                       (189,803)
     Fees & expenses                                                  29,067
     Less cash acquired                                               (2,129)
Net cash paid                                                   $  1,099,070

See notes to consolidated financial statements

                              THE McCLATCHY COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (In thousands, except share and per share amounts)


                                                     Additional  Restated     Treasury
                                    Par Value        Paid-In     Retained     Stock     Restated
                                          Class B    Capital     Earnings     At Cost   Total
BALANCES, DECEMBER 31, 1996        $  89    $ 288    $  67,534   $ 437,527    $ (371)   $ 505,067
Net income (6 months)                                               33,099                 33,099
Dividends paid ($.19 per share)                                     (7,201)                (7,201)
Issuance of 194,302 Class A
  shares under employee stock
  plans                                2                 3,099                              3,101
Conversion of 112,875 Class B
  shares to Class A                    1       (1)
Tax benefit from stock plans                               616                                616
Retirement of treasury stock                              (371)                  371

BALANCES, June 30, 1997               92      287       70,878     463,425         -      534,682
Net income (6 months)                                               36,133                 36,133
Dividends paid ($.19 per share)                                     (7,238)                (7,238)
Conversion of 43,592 Class B
  shares to Class A
Issuance of 154,055 Class A
  shares under employee stock
  plans                                2                 2,706                              2,708
Tax benefit from stock plans                               770                                770

BALANCES, DECEMBER 31, 1997           94      287       74,354     492,320         -      567,055
Net income                                                          25,927                 25,927
Dividends paid ($.095 per share)                                    (7,853)                (7,853)
Conversion of 10,000 Class B
  shares to Class A                             -
Issuance of 117,692 Class A
  Shares under employee stock
  plans                                1                 2,109                              2,110
Issuance of 6,326,775 Class A
  shares for Cowles merger            63               189,740                            189,803
Tax benefit from stock plans                               404                                404
BALANCES, June 30, 1998            $ 158    $ 287    $ 266,607   $ 510,394    $    -    $ 777,446

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

   During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. The Company has no items of comprehensive income which differ from its net income. Accordingly, adoption of this statement in 1998 has not impacted the Company's consolidated financial position, results of operations or cash flows.


NOTE 2.   MERGER WITH COWLES MEDIA COMPANY

     On March 19, 1998 the Company acquired all of the outstanding shares of Cowles Media Company (Cowles) in a transaction valued at approximately $90.50 per Cowles share and the assumption of $77,350,000 in existing Cowles debt. Cowles publishes the Star Tribune newspaper, which serves the Twin Cities of Minneapolis and St. Paul. Cowles also owned four separate subsidiaries that publish business magazines, special-interest magazines and home improvement books. Simultaneously with the close of the merger, the Company sold the magazine and book publishing subsidiaries. The combined proceeds, plus debt and other liabilities assumed by the buyers in those transactions, were $208.1 million. These proceeds were used to repay debt associated with the Cowles merger.

     In connection with the Cowles merger, the Company paid 15% of the consideration by issuing 6,326,775 shares of Class A Common Stock in exchange for Cowles shares and paid cash for the remaining shares. The Class A shares were exchanged using a ratio of 3.01667 shares of McClatchy Class A Common for each Cowles share. The Company incurred bank debt through a syndicate of banks and financial institutions to finance the cash requirements of the merger and to refinance its existing debt (see note 4). Results of the Star Tribune have been included in the Company's results beginning March 20, 1998.

     The non-newspaper businesses were valued at fair market value based upon the net after-tax proceeds received by the Company on March 19, 1998, and accordingly, no gain or loss was realized on the sale.

     The primary asset retained by the Company is the Star
Tribune, the largest newspaper in Minnesota with daily circulation of 387,000 and Sunday circulation of 673,000 as of March 19, 1998. The Star Tribune is now the Company's largest newspaper.

     The merger was accounted for as a purchase, and accordingly, assets acquired and liabilities assumed have been recorded at their fair market values. Assets retained by the Company included approximately $54,350,000 of current assets, $134,865,000 of property, plant and equipment, $1,171,242,000 of intangible assets and $67,763,000 of other assets. Intangible assets include approximately $1,038,000,000 of goodwill which is being amortized over 40 years. In addition to assuming Cowles' long-term debt, a total of $213,900,000 of deferred taxes and other liabilities were assumed. The Company is continuing to assess the value of certain assets and liabilities, including identifiable intangible assets, severance and other liabilities and will adjust its carrying values as final determinations are made. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the six month periods ended June 30, 1998 and 1997, as though the Cowles merger had taken place on January 1, 1997 (in thousands, except per share amounts):

                                           1998        1997
     Revenues                           $ 513,659   $ 492,163
     Net (loss) income                    (12,973)     16,206
     Diluted (loss) earnings per share  $   (0.29)  $    0.37

     Cowles Media Company donated $10,000,000 to the Cowles Media Foundation and incurred significant investment banking, legal and other costs associated with the transaction in the first quarter of 1998, contributing to a loss in the pro forma results for the six months ended June 30, 1998.


NOTE 3.   CHANGE IN METHOD OF ACCOUNTING FOR NEWSPRINT
              INVENTORY

     The Company has accounted for newsprint inventories by the first-in, first-out (FIFO) method beginning January 1, 1998, whereas in all prior years inventories were valued using the last-in, first-out (LIFO) method. The new method of accounting for newsprint inventory was adopted to provide for a better matching of revenues and expenses. Additionally, the change will enable the financial reporting to parallel the way management assesses the financial and operational performance of its newspapers. The financial statements of prior years have been restated to apply the new method retroactively, and accordingly, retained earnings as of December 31, 1996 have been increased by $1,953,000 to reflect the restatement. The effect of the accounting change on net income as previously reported for the quarter and six months ended June 30, 1997 is as follows (in thousands):

                                       Quarter      Six months
                                      ended June    ended June
                                       30, 1997      30, 1997

Net income as previously reported     $   17,592    $   32,949

Adjustment for effect of change in
 accounting for newsprint
 inventories applied retroactively            76           150

Net income as adjusted                $   17,668    $   33,099

     The adjustment did not result in a change to basic or diluted net income per share for the six-month period.


NOTE 4.   LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

     On July 28, 1995 the Company entered into a bank credit agreement providing for borrowings up to $310,000,000. At
December 31, 1997, the Company had long-term bank debt of $94,000,000 and the remaining balance of this debt was refinanced with the new credit agreement obtained in connection with the Cowles merger. See note 2 and the discussion below.

     At December 31, 1997, the Company had an outstanding interest rate swap that effectively converted $50,000,000 of debt under its Credit Agreement to a fixed rate debt at a rate of 6.0%. The swap was terminated upon the closing of the Cowles merger, with no significant loss to the Company.

     The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 175 basis points and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus 125 basis points and is payable by March 19, 2005. As the Company reduces the outstanding debt relative to cash flow (as defined in the Credit Agreement), the interest rate spread over LIBOR will decline. Interest rates applicable to debt drawn down at June 30, 1998, ranged from 6.9% to 7.4%. The debt is secured by certain assets of the Company, and all of the debt is pre-
payable without penalty.   The Company intends to accelerate
payments on this debt as cash generation allows.

     The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

     During the second quarter, the Company entered into interest rate protection agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company is a party to three interest rate swap agreements, expiring in 2002 to 2003, with an aggregate notional amount of $300,000,000. The effect of these agreements is to fix the LIBOR interest rate exposure at 5.9% on that portion of the Company's term loans. There was no significant change in the fair value of these swaps as of June 30, 1998.

     Also during the second quarter, the Company entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%. There was no significant change in the fair value of this collar as of June 30, 1998.

     The Company has outstanding letters of credit totaling
$29,154,372 securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.

     At June 30, 1998, long-term debt consisted of (in thousands):

                                    June 30,      December 31,
                                      1998            1997
Credit Agreement:
     Term loans                 $    962,000
     Revolving credit line            89,000    $     94,000
     Total indebtedness            1,051,000          94,000
     Less current portion              6,995              -
     Long-term indebtedness     $  1,044,005          94,000

Long-term debt matures, as of June 30 of each year, as follows
(in thousands):

2000                            $        37,167
2001                                     69,323
2002                                     87,698
2003                                    119,854
2004                                    184,167
Thereafter                              545,796
                                $     1,044,005


NOTE 5.    INCOME TAXES

    For the six-month periods ended June 30, the effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                  1998        1997

Statutory rate                                   35.0%       35.0%
State taxes, net of federal benefit               6.4         4.5
Amortization of intangibles                       9.2         3.1
Tax basis adjustment of intangibles sold            -        (1.0)
Other                                             0.4         0.1

          Effective tax rate                     51.0%       41.7%


Item 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Recent Events and Trends

     On March 19, 1998 the Company acquired all of the outstanding shares of Cowles Media Company (Cowles) in a transaction valued at $90.50 per Cowles share and the assumption of $77.4 million in existing Cowles debt. Cowles publishes the Star Tribune newspaper, which serves the Twin Cities of Minneapolis and St. Paul. Cowles also owned four separate subsidiaries that publish business magazines, special-interest magazines and home improvement books. Simultaneously with the closing of the Cowles merger, the Company sold the magazine and book publishing subsidiaries. The combined proceeds, plus debt and other liabilities assumed by the buyers in those transactions, were $208.1 million. These proceeds were used to repay debt associated with the Cowles merger. See note 2 to the consolidated financial statements.

     In connection with the merger, the Company paid 15% of the consideration by issuing 6,326,775 shares of Class A Common Stock in exchange for Cowles shares and paid cash for the remaining shares. The Class A shares were exchanged using a ratio of
3.01667 shares of McClatchy Class A Common for each Cowles share. The Company obtained bank debt through a syndicate of banks and financial institutions to finance the cash requirements of the merger and to refinance its existing debt (See note 4 to the consolidated financial statements). Results of the Star Tribune have been included in the Company's results beginning March 20, 1998.

     The non-newspaper businesses were valued at fair market value based upon the net after-tax proceeds received by the Company on March 19, 1998, and accordingly, no gain or loss was realized on the sale.

     The primary asset retained by the Company following the Cowles transaction is the Star Tribune, the largest newspaper in Minnesota with daily circulation of 387,000 and Sunday circulation of 673,000 as of March 19, 1998. It is now the Company's largest newspaper.

    The Company has accounted for newsprint inventories by the first-in, first-out (FIFO) method beginning January 1, 1998, whereas in all prior years inventories were valued using the last-in, first-out (LIFO) method. This change is not expected to have a material effect on 1998 results. The new method of accounting for newsprint inventory was adopted to provide for a better matching of revenues and expenses. Additionally, the change will enable the financial reporting to parallel the way management assesses the financial and operational performance of its newspapers. The financial statements of prior years have been restated to apply the new method retroactively and, accordingly, retained earnings as of December 31, 1996 have been increased by $1,953,000 to reflect the restatement. The effect of the accounting change on net income as previously reported for the quarter ended June 30, 1997 was not material. See note 3 to the consolidated financial statements.

    On February 28, 1997, the Company completed the sale of four community newspapers and recorded a pre-tax gain of $6.7 million in other non-operating (expenses) income. The after tax gain on the 1997 sale was 10 cents per share.

    During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. The Company has no items of comprehensive income that differ from its net income. Accordingly, adoption of this statement in 1998 has not impacted the Company's consolidated financial position, results of operations or cash flows.

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

Second Quarter 1998 Compared to 1997

    Net income was $16.7 million or 37 cents (basic and diluted) per share in the second quarter of 1998, down from the $17.7 million or 46 cents (diluted) per share in the second quarter of 1997. Earnings include the results of the Star Tribune newspaper in the 1998 quarter, and reflect acquisition related expenses including intangible asset amortization, depreciation, interest and taxes. Also, primarily as a result of Class A shares issued in connection with the acquisition, the number of weighted average outstanding shares increased 6.6 million from the 1997 quarter.

    Revenues increased 64.5% to $267.0 million including $97.7 million of revenues from the Star Tribune. Excluding Star Tribune revenues from the 1998 quarter and revenues from operations that were sold from the 1997 quarter, revenues increased 4.5%. The increase of 4.5% primarily reflects higher advertising revenues generated mostly by rate increases and relatively flat advertising volumes. Circulation revenues declined nominally from the 1997 second quarter as no home-delivery rate increases were implemented in 1998.

OPERATING REVENUES BY REGION:
(Amounts in thousands)

                              1998         1997    % Change

California newspapers     $  82,347    $  80,339        2.5
Carolinas newspapers         44,785       42,224        6.1
Northwest newspapers         38,816       36,770        5.6
Minnesota newspaper          97,724            -         NM
Non-newspaper operations      3,335        2,947       13.2
                          $ 267,007    $ 162,280       64.5

NM - not meaningful due to the addition of the Star Tribune on March 20, 1998.


   Revenues at the Company's California newspapers (primarily the three "Bee" dailies in Sacramento, Fresno and Modesto) represented 30.8% of total Company revenues and were up 2.5%. Advertising revenues at the three Bee newspapers were up 2.8%, primarily reflecting rate increases implemented in the first quarter in Sacramento and Fresno, and in May at The Modesto Bee. Circulation revenues declined nominally, and other revenues, reflecting niche and on-line products, increased $345,000 or 41.6% at the three Bees.

   The Carolinas newspapers contributed 16.8% of the second quarter revenues and were up 6.1%, led by The News & Observer newspaper in Raleigh, N.C. The Carolina newspapers' revenue increase reflects strong growth in retail and classified advertising revenue. In addition, circulation revenues increased 2.0% in the region reflecting increased daily and Sunday average paid circulation.

   The Northwest newspapers' revenues trends continued to improve over a sluggish 1997 with revenue growth of 5.6%, led by advertising revenues growth at The News Tribune (Tacoma, WA) and Anchorage Daily News. The Daily News also had a resurgence of commercial printing revenues which were up $335,000 or 27.6%. Circulation revenues declined nominally at the three Northwest dailies. The Northwest newspapers contributed 14.5% of total second quarter revenues.

   The Star Tribune contributed $97.7 million of revenues in the second quarter, including $74.1 million of advertising revenues, $18.4 million of circulation revenues and $5.3 million of other revenues. The Star Tribune contributed 36.6% of total second quarter revenues. Pro-forma newspaper advertising revenues were up 3.2% in the second quarter and, helped by Metro Marketing, a direct mail company purchased in August 1997, total revenues were up 6.7% on a pro-forma basis.

   The Company's non-newspaper revenues are primarily generated by The Newspaper Network, Nando Media, and commercial printing operations. These operations contributed approximately 1.0% of total second quarter revenues.

OPERATING EXPENSES:

   Operating expenses increased 65.5% and include the expenses of the Star Tribune newspaper. Expenses excluding the Star Tribune increased primarily due to higher newsprint costs. Newsprint and supplement expenses increased 11.5% from second quarter 1997 due primarily to higher newsprint prices. Non-newsprint expenses, excluding the Star Tribune, were up 2.8%, mostly reflecting higher compensation costs.

NON OPERATING (EXPENSES) INCOME - NET:

    Interest expense increased $17.8 million reflecting the cost of the new debt incurred in the Cowles merger (see Liquidity and Capital Resources below). The Company's share of income from its Ponderay newsprint mill joint venture was $350,000 versus a loss of $300,000 in 1997 when newsprint prices were lower.

INCOME TAXES:

    The Company's effective tax rate was 50.4% in the quarter compared to 41.6% in the 1997 quarter. The higher rate reflects the non-deductible amortization of intangibles created in the Cowles merger.

Six-Month Period 1998 Compared to 1997

    Earnings in the six-month period ending June 30, 1998, were $25.9 million or 62 cents (diluted) per share compared to $33.1 million or 87 cents (diluted) in 1997. Revenues and expenses generally reflect the same factors as described in the second quarter comparisons, except for two factors:

    1) The Cowles merger was completed late in the first quarter of 1998 and had less effect on the six-month period than the second quarter.

    2) Newsprint prices were substantially higher in the first quarter of 1998 than 1997 reflecting a price increase in November 1997, while prices in the second quarter were up in the 10% range.

OPERATING REVENUES BY REGION:
(Amounts in thousands)

                              1998         1997    % Change

California newspapers     $ 158,708    $ 155,894        1.8
Carolinas newspapers         86,303       81,293        6.2
Northwest newspapers         73,105       69,980        4.5
Minnesota newspaper         106,647            -         NM
Non-newspaper operations      6,207        5,734        8.2
                          $ 430,970    $ 312,901       37.7

NM - not meaningful due to the addition of the Star Tribune on March 20, 1998.

    The California newspaper revenue growth was 1.8% for the six-month period versus 2.5% in the second quarter and was slowed by prolonged rainy weather throughout most of the first quarter of 1998. Also, 1997 revenues include $1.1 million of revenues from four community newspapers that were sold in February 1997. Excluding them, revenues were up 2.5%, with advertising revenues at the three Bee newspapers up 2.7%.

    The Carolinas and Northwest newspapers' revenues were generally up for the same factors discussed above, and the Star
Tribune's revenues reflect nine days in the month of March and all of the second quarter.

OPERATING EXPENSES:

     Operating expenses were up 35.3%, but were up 5.2% after excluding the Star Tribune's expense from 1998 and sold operations from 1997. Excluding those operations, newsprint and supplement costs were higher by 15.9% reflecting higher prices in 1998 and an approximate one percent increase in newsprint usage. All other operating expenses, including depreciation and amortization, were up 2.9%, in line with inflation.

NON OPERATING (EXPENSE) INCOME - NET:

     Interest expense increased $19.2 million reflecting the higher debt level, and the Company's share of Ponderay's income was $550,000 versus a $700,000 loss in 1997. The 1997 non-
operating income included a $6.7 million pre-tax gain on the sale of four community newspapers.

INCOME TAXES:

     The company's effective tax rate was 51.0% for the six-month period in 1998 compared to 41.7% in 1997, primarily reflecting non-deductible expenses associated with the Cowles merger. See note 5 to the consolidated financial statements.


Liquidity & Capital Resources

    Operations generated $58.4 million in cash, and the Company received $178.5 million in cash proceeds from the sale of Cowles' non-newspaper subsidiaries. Additionally, the Company borrowed $1.125 billion to finance the cash requirements of the Cowles merger. In addition to the Cowles merger, cash was used primarily to pay for capital expenditures and pay dividends. Capital expenditures are projected to be $40.0 million in 1998.

    The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 175 basis points and payable in increasing semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus 125 basis points and is payable by March 19, 2005. As the Company reduces the outstanding debt relative to cash flow (as defined in the Credit Agreement), the interest rate spread over LIBOR will decline. The Company has $81.8 million of available credit at June 30, 1998 (see note 4 to the consolidated financial statements). The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty. The Company intends to accelerate payments on this debt as cash generation allows.

    The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

     During the second quarter, the Company entered into interest rate protection agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company is a party to three interest rate swap agreements, expiring in 2002 to 2003, with an aggregate notional amount of $300,000,000. The effect of these agreements is to fix the LIBOR interest rate exposure at 5.9% on that portion of the Company's term loans. There was no significant change in the fair value of these swaps as of June 30, 1998.

     Also during the second quarter, the Company entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%. There was no significant change in the fair value of this collar as of June 30, 1998.

    The Company has outstanding letters of credit totaling $29.2 million securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.

    While the Company expects that most of its free cash flow generated from operations in 1998 and in the foreseeable future will be used to repay debt, management is of the opinion that operating cash flow and its present and future credit lines as described above are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

Year 2000 Compliance

     The Company is currently in the process of addressing a potential issue that is facing all users of automated information systems. The issue is that many computer systems process transactions based on two digits for the year of the transaction (for example, "97" for 1997), rather than a full four digits. These computer systems may not operate effectively when the last two digits become "00", as occurs on January 1, 2000. In some cases the new date will cause computers to stop operating, while in other cases incorrect output may result. The issue could affect a wide variety of automated information systems, such as mainframe applications, personal computers and communications systems. A corporate task force and task forces at the Company's individual newspapers are in place to assess the needed changes to the Company's many different information systems. An implementation plan has been developed which includes contacting the Company's material vendors and customers to verify that they are addressing this issue. A dedicated Year 2000 Compliance Coordinator has been named to monitor the Company's progress in meeting its own internal deadlines for compliance. Many of the necessary changes in computer instructional code are expected to be accomplished during the course of normal upgrading of systems that are budgeted between now and the year 2000, and in the course of normal maintenance. Other changes will necessitate re-writing of computer instructional code, the majority of which is expected to occur in 1998 and the first half of 1999. At present, the Company estimates the total cost of evaluating and making required changes will be between $1 million and $2 million over the next eighteen months. The costs incurred in addressing the Year 2000 issue will be expensed as incurred, in compliance with generally accepted accounting principles.

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

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Default Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders:

     The Company held its annual shareholders meeting on May 21, 1998 to vote on several proposals. Shareholders approved all of the proposals by voting as follows:

1. Election of Directors of the Board

                                                 VOTES
                                           FOR          WITHHELD
   Nominees for Class A Directors voted
   by Class A Stockholders
       Elizabeth Ballantine                11,106,750   142,177
       Larry Jinks                         11,093,786   155,141
       S. Donley Ritchey, Jr.              11,089,217   159,710
       Frederick R. Ruiz                   11,097,405   151,522

   Nominees for Class B Directors voted
   by Class B Stockholders
       William K. Coblentz                 27,047,455         0
       Molly Maloney Evangelisti           27,047,455         0
       Joan F. Lane                        27,047,455         0
       Betty Lou Maloney                   27,047,455         0
       James B. McClatchy                  27,047,455         0
       William Ellery McClatchy            27,047,455         0
       Erwin Potts                         27,047,455         0
       Gary B. Pruitt                      27,047,455         0
       William M. Roth                     27,047,455         0

2. To approve the Company's Amended and Restated 1994 Stock
   Option Plan voted by All Stockholders

   FOR            AGAINST        ABSTAIN      BROKER NON-VOTED
   27,576,027     437,847        21,468           137,005

3. To approve the Company's 1998 Long-Term Incentive Plan voted by All Stockholders

   FOR              AGAINST      ABSTAIN      BROKER NON-VOTED
   28,122,134       26,925       23,288              0

4. To approve the Company's Chief Executive Bonus Plan voted by
   All Stockholders

   FOR             AGAINST       ABSTAIN      BROKER NON-VOTED
   28,065,287      79,605        27,455              0

5. To ratify the appointment of Deloitte & Touche LLP as the Company's Independent Auditors for the 1998 Fiscal Year


   FOR             AGAINST       ABSTAIN      BROKER NON-VOTED
   28,160,294      1,926         10,127              0


Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K:

        a) Exhibits:

           10.1 The McClatchy Company Amended and Restated 1994 Stock Option
                         Plan dated  January 1, 1998

           10.2 McClatchy Newspapers, Inc., Long-Term Incentive Plan dated
                         January 1, 1998


           10.3 The McClatchy Company Chief Executive Officer Bonus Plan
                         dated January 1, 1998

           27.1 Financial Data Schedule for the six-months ended June 30,
                         1998

           27.2 Restated Financial Data Schedule for the three-months ended
                         March 31, 1997.

        b) Reports on Form 8-K:

           The Company filed Amendment No. 1 Current Report on
           Form 8-K/A dated March 19, 1998, to report under Item
           2 and Item 7 of Form 8-K the closing of the Cowles merger transaction and financial statements of businesses acquired.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                      The McClatchy Company
                           Registrant




Date:  August 11, 1998             /s/ James P. Smith
                                       James P. Smith
                                       Vice President, Finance and
                                       Treasurer