Form 10-Q
period 1998-09-30
MCCLATCHY CO
filed 1998-11-12
CIK 1056087

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 1998

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

The number of shares of each class of common stock outstanding as of November 6, 1998:

          Class A Common Stock                16,032,149
          Class B Common Stock                28,655,912




                      THE McCLATCHY COMPANY


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      THE McCLATCHY COMPANY
             CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         (In thousands)

                                          September 30,  December 31,
                                               1998          1997
ASSETS                                                      Restated

CURRENT ASSETS
    Cash                                    $       957    $   8,671
    Trade receivables (less allowances of
       $4,475 in 1998 and $2,162 in 1997)       130,197       93,069
    Other receivables                             7,397        2,143
    Newsprint, ink and other inventories         15,678       11,735
    Deferred income taxes                        21,908        8,477
    Other current assets                          5,297        2,717
                                                181,434      126,812

PROPERTY, PLANT AND EQUIPMENT
    Buildings and improvements                  203,359      160,443
    Equipment                                   436,079      371,312
                                                639,438      531,755

    Less accumulated depreciation              (274,717)    (246,236)
                                                364,721      285,519
    Land                                         56,764       34,199
    Construction in progress                     22,886        5,468
                                                444,371      325,186

INTANGIBLES - NET                             1,530,365      393,215

OTHER ASSETS                                     80,899       12,585

TOTAL ASSETS                                $ 2,237,069    $ 857,798

See notes to consolidated financial statements.


                      THE McCLATCHY COMPANY
             CONSOLIDATED BALANCE SHEET (UNAUDITED)
              (In thousands, except share amounts)

                                         September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1998           1997
                                                           Restated
CURRENT LIABILITIES
  Current portion of bank debt            $     6,429     $        -
  Accounts payable                             37,968         35,613
  Accrued compensation                         70,258         27,956
  Income taxes                                 36,591          1,877
  Unearned revenue                             33,075         19,308
  Carrier deposits                              4,179          3,980
  Other accrued liabilities                    27,249          9,709
                                              215,749         98,443

LONG-TERM BANK DEBT                         1,026,571         94,000

OTHER LONG-TERM OBLIGATIONS                    68,718         40,406

DEFERRED INCOME TAXES                         137,302         57,894

COMMITMENTS AND CONTINGENCIES                       -              -

STOCKHOLDERS' EQUITY
  Common stock $.01 par value:
    Class A - authorized
      100,000,000 shares, issued
      15,955,096 in 1998 and 9,421,383
      in 1997                                     159             94
    Class B - authorized
      60,000,000 shares, issued
      28,655,912 in 1998 and 28,685,912
      in 1997                                     287            287
    Additional paid-in capital                268,101         74,354
    Retained earnings                         520,182        492,320
                                              788,729        567,055

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $ 2,237,069     $  857,798

                              THE McCLATCHY COMPANY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                        Three Months Ended          Nine Months Ended
                                           September 30,              September 30,
                                        1998          1997         1998           1997
                                                   Restated                    Restated
REVENUES - NET
     Newspapers:
           Advertising                $ 204,762   $   125,549    $ 539,931    $   370,509
           Circulation                   44,631        26,882      117,807         80,455
           Other                         10,636         4,391       27,054         13,025
                                        260,029       156,822      684,792        463,989
    Non-newspapers                        3,100         2,778        9,307          8,512
                                        263,129       159,600      694,099        472,501
OPERATING EXPENSES
     Compensation                       101,353        63,257      269,563        189,673
     Newsprint and supplements           41,479        24,953      110,737         69,757
     Depreciation and amortization       25,486        13,526       67,553         40,167
     Other operating expenses            45,948        30,830      122,193         90,285
                                        214,266       132,566      570,046        389,882
OPERATING INCOME                         48,863        27,034      124,053         82,619

NONOPERATING (EXPENSES) INCOME
     Interest expense                   (20,320)       (2,004)     (44,535)        (7,005)
     Partnership income (loss)              600           640        1,150            (60)
     (Loss)/gain on sale of certain        (971)           54         (971)         6,757
     business operations
     Other - net                            452           595        1,840            826
INCOME BEFORE INCOME TAX PROVISION       28,624        26,319       81,537         83,137

INCOME TAX PROVISION                     14,598        10,730       41,584         34,449

NET INCOME                            $  14,026     $  15,589   $   39,953    $    48,688
NET INCOME PER COMMON SHARE:
     Basic                            $    0.31     $    0.41   $     0.94    $      1.28
     Diluted                          $    0.31     $    0.41   $     0.93    $      1.28
WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES:
     Basic                               44,598        38,035       42,726         37,926
     Diluted                             44,757        38,212       42,884         38,103

See notes to consolidated financial statements


                   THE McCLATCHY COMPANY
     CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      (In thousands)

                                                             Nine Months Ended September 30,
                                                                    1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                               Restated
    Net income                                                $     39,953      $    48,688
    Reconciliation to net cash provided:
       Depreciation and amortization                                69,445           40,274
       Partnership(income)losses                                    (1,150)              60
       (Loss)gain on sale of certain business operations               971           (6,757)
       Changes in certain assets and liabilities - net             (26,055)           3,230
       Other                                                          (162)          (2,277)
    Net cash provided by operating activities                       83,002           83,218

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                    (23,633)         (16,561)
     Merger of Cowles Media Company                             (1,099,518)               -
     Proceeds from sale of certain business operations             180,903           11,400
     Other - net                                                     2,770                6
   Net cash used by investing activities                          (939,478)          (5,155)

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                1,125,000                -
     Repayment of long-term debt                                  (267,370)         (71,000)
     Payment of cash dividends                                     (12,091)         (10,819)
     Other - principally stock issuances in employee plans           3,223            5,266
   Net cash provided (used) by financing activities                848,762          (76,553)

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (7,714)           1,510
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       8,671            5,877
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $        957       $    7,387

OTHER CASH FLOW INFORMATION
Cash paid during the period for:
     Income taxes (net of refunds)                            $     36,133       $   41,793
     Interest paid (net of capitalized interest)              $     34,653       $    7,431

MERGER
     Fair value of assets acquired                            $  1,542,278
     Fair value of liabilities assumed                            (282,481)
     Issuance of common stock                                     (189,804)
     Fees & expenses                                                31,654
     Less cash acquired                                             (2,129)
Net cash paid                                                 $  1,099,518


See notes to consolidated financial statements

                              THE McCLATCHY COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (In thousands, except share and per share amounts)

                                               Additional  Restated  Treasury
                                  Par  Value    Paid-In    Retained   Stock    Restated
                                Class  Class    Capital    Earnings  At Cost    Total
                                   A      B
BALANCES, DECEMBER 31, 1996     $  89   $ 288  $  67,534  $ 437,527   $ (371)  $ 505,067
Net income (9 months)                                        48,688               48,688
Dividends paid ($.285 per share)                            (10,819)             (10,819)
Issuance of 319,545 Class A
  shares under employee stock
  plans                             4              5,262                           5,266
Conversion of 156,375 Class B
  shares to Class A                 1      (1)
Tax benefit from stock plans                       1,225                           1,225
Retirement of treasury stock                        (371)                371

BALANCES, September 30, 1997       94     287     73,650    475,396        -     549,427
Net income (3 months)                                        20,544               20,544
Dividends paid ($.095 per share)                             (3,620)              (3,620)
Issuance of 28,812 Class A
  shares under employee stock
  plans                                              543                             543
Tax benefit from stock plans                         161                             161


BALANCES, DECEMBER 31, 1997        94     287     74,354    492,320        -     567,055
Net income                                                   39,953               39,953
Dividends paid ($.285 per share)                            (12,091)             (12,091)
Conversion of 30,000 Class B
  shares to Class A
Issuance of 205,424 Class A
  Shares under employee stock
  plans                             2              3,221                           3,223
Issuance of 6,328,289 Class A
  shares for Cowles merger         63            189,741                         189,804
Tax benefit from stock plans                         785                             785
BALANCES, September 30, 1998    $ 159   $ 287  $ 268,101  $ 520,182   $    -   $ 788,729

See notes to consolidated financial statements


                      THE McCLATCHY COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

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

   During 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 130
(Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources.
The Company has no items of comprehensive income, hence comprehensive income and net income are equal.


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

     In connection with the Cowles merger, the Company paid 15% of the consideration by issuing 6,328,289 shares of Class A Common Stock in exchange for Cowles shares and paid cash for the remaining shares. The Class A shares were exchanged using a ratio of 3.01667 shares of McClatchy Class A Common for each Cowles share. The Company incurred bank debt through a syndicate of banks and financial institutions to finance the cash requirements of the merger and to refinance its existing debt (see note 4). Results of the Star Tribune have been included in the Company's results beginning March 20, 1998.

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

     The merger was accounted for as a purchase, and accordingly, assets acquired and liabilities assumed have been recorded at their fair market values. Assets retained by the Company include approximately $58,322,000 of current assets, $134,865,000 of property, plant and equipment, $1,172,100,000 of intangible assets and $63,267,000 of other assets. Intangible assets include approximately $1,037,000,000 of goodwill which is being amortized over 40 years. In addition to assuming Cowles' long-term debt, a total of $213,785,000 of deferred taxes and other liabilities were assumed. The Company is continuing to assess the value of certain assets and liabilities, including identifiable intangible assets, severance and other liabilities and will adjust its carrying values as final determinations are made.

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the nine-month periods ended September 30, 1998 and 1997, as though the Cowles merger had taken place on January 1, 1997 (in thousands, except per share amounts):

                                           1998        1997
     Revenues                           $ 776,788   $ 742,930
     Net income                             1,053      39,681
     Diluted earnings per share         $    0.02   $    0.89

     Cowles Media Company donated $10,000,000 to the Cowles Media Foundation and incurred significant investment banking, legal and other costs associated with the transaction in the first quarter of 1998, contributing to the dilution in the pro forma results for the nine months ended September 30, 1998.


NOTE 3.   CHANGE IN METHOD OF ACCOUNTING FOR NEWSPRINT
          INVENTORY

     The Company has accounted for newsprint inventories by the first-in, first-out (FIFO) method beginning January 1, 1998, whereas in all prior years inventories were valued using the last-in, first-out (LIFO) method. The new method of accounting for newsprint inventory was adopted to provide for a better matching of revenues and expenses. Additionally, the change will enable the financial reporting to parallel the way management assesses the financial and operational performance of its newspapers. The financial statements of prior years have been restated to apply the new method retroactively, and accordingly, retained earnings as of December 31, 1996 have been increased by $1,953,000 to reflect the restatement. The effect of the accounting change on net income as previously reported for the quarter and nine months ended September 30, 1997 is as follows (in thousands):

                                       Quarter      Nine months
                                        ended          ended
                                      September      September
                                       30, 1997      30, 1997

Net income as previously reported     $   15,525    $   48,474

Adjustment for effect of change in
 accounting for newsprint
 inventories applied retroactively            64           214

Net income as adjusted                $   15,589    $   48,688


     The adjustment resulted in an increase of $0.01 to basic and diluted net income per share for the nine-month period.


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

     The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 175 basis points and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus 125 basis points and is payable by March 19, 2005. As the Company reduces the outstanding debt relative to cash flow (as defined in the Credit Agreement), the interest rate spread over LIBOR will decline. Interest rates applicable to debt drawn down at September 30, 1998, ranged from 6.8% to 7.4%. The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty.

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

     Also during the second quarter, the Company entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%. The fair value of these instruments as of September 30, 1998, are summarized as follows (in thousands):

                                 Notional
                                  Amount         Fair Value
Interest rate swaps            $   200,000     $      (7,079)
                                    50,000            (2,122)
                                    50,000            (2,089)
Interest rate collar               200,000            (2,796)


     The Company's Credit Agreement requires a minimum of $300,000,000 of debt be subject to interest rate protection agreements.

     The Company has outstanding letters of credit totaling
$29,154,372 securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.

     At September 30, 1998, long-term debt consisted of (in thousands):

                                 September 30,    December 31,
                                      1998            1997
Credit Agreement:
     Term loans                 $       933,000
     Revolving credit line              100,000   $      94,000
     Total indebtedness               1,033,000          94,000
     Less current portion                 6,429               -
     Long-term indebtedness     $     1,026,571   $      94,000

Long-term debt matures, as of September 30 of each year, as follows (in thousands):

2000                         $           44,093
2001                                     71,655
2002                                     90,030
2003                                    135,967
2004                                    191,092
Thereafter                              493,734
                             $        1,026,571

NOTE 5.    INCOME TAXES

    For the nine-month periods ended September 30, the effective tax rate and the statutory federal income tax rate are reconciled as follows:
                                                  1998        1997

Statutory rate                                    35.0%       35.0%
State taxes, net of federal benefit                6.4         4.2
Amortization of intangibles                        9.2         3.3
Tax basis adjustment of intangibles sold             -        (1.0)
Other                                              0.4           -

          Effective tax rate                      51.0%       41.4%



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

     In connection with the merger, the Company paid 15% of the consideration by issuing 6,328,289 shares of Class A Common Stock in exchange for Cowles shares and paid cash for the remaining shares. The Class A shares were exchanged using a ratio of
3.01667 shares of McClatchy Class A Common for each Cowles share. The Company obtained bank debt through a syndicate of banks and financial institutions to finance the cash requirements of the merger and to refinance its existing debt (See note 4 to the consolidated financial statements). Results of the Star Tribune have been included in the Company's results beginning March 20, 1998.

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

     Effective January 1, 1998, the Company began accounting for newsprint inventories by the first-in, first-out (FIFO) method, whereas in all prior years inventories were valued using the last-in, first-out (LIFO) method. This change is not expected to have a material effect on 1998 results. The new method of accounting for newsprint inventory was adopted to provide for a better matching of revenues and expenses. Additionally, the change will enable the financial reporting to parallel the way management assesses the financial and operational performance of its newspapers. The financial statements of prior years have been restated to apply the new method retroactively and, accordingly, retained earnings as of December 31, 1996 have been increased by $1,953,000 to reflect the restatement. The effect of the accounting change on net income as previously reported for the quarter ended September 30, 1997 was not material. See note 3 to the consolidated financial statements.

     On February 28, 1997, the Company completed the sale of four community newspapers and recorded a pre-tax gain of $6.7 million in other non-operating (expenses) income. The after tax gain on the 1997 sale was 10 cents per share.

     During 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 130
(Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources.
The Company has no items of comprehensive income, hence comprehensive income and net income are equal.

     SFAS No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic area, and major customers; and No. 132 (Employers' Disclosure about Pensions and Other Postretirement Benefits), which revises the disclosures about pension and other postretirement benefits, will be adopted by the Company in 1998 and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Third Quarter 1998 Compared to 1997

     The Company reported $14.0 million or 31 cents per share in the third quarter of 1998 compared to $15.6 million or 41 cents per share in 1997. The 1998 earnings reflect a one cent per share loss on the sale of certain non-core businesses. The lower earnings largely reflect greater expenses resulting from the acquisition of the Star Tribune newspaper, including greater amortization, depreciation, interest and taxes. Also, primarily as a result of Class A stock issued in the transaction, the number of weighted average shares increased 6.5 million from the 1997 quarter.

     Revenues increased 64.9% to $263.1 million, including $96.0 million from the Star Tribune. Excluding revenues from the Star Tribune in the 1998 quarter and revenues from operations sold in the 1997 quarter, revenues increased 4.9% in the third quarter. This increase primarily reflects higher advertising revenues generated mostly by rate increases and relatively flat volumes. Circulation revenues declined 1.5% from the third quarter of 1997 as no home-delivery rate increases were implemented in 1998.

OPERATING REVENUES BY REGION:
(Amounts in thousands)

                             1998          1997    % Change

Minnesota newspaper       $  95,975                      NM
California newspapers        82,061    $  78,810        4.1
Carolinas newspapers         44,146       42,190        4.6
Northwest newspapers         37,847       35,822        5.7
Non-newspaper operations      3,100        2,778       11.6
                          $ 263,129    $ 159,600         NM

NM - not meaningful due to the addition of the Star Tribune on March 20, 1998.

     The Star Tribune contributed 36.5% or $96.0 million of the Company's third quarter revenues, with advertising revenues of $72.6 million and circulation revenues of $18.2 million. On a proforma basis, advertising revenues were up 7.2% from 1997 and total revenues were up 6.0%.

     The California newspapers, which largely consist of the three Bee daily newspapers located in Sacramento, Modesto and Fresno, contributed 31.2% of total revenues. Most of the growth was in advertising revenues which were up $3.3 million or 5.2% at the three Bee newspapers, largely attributable to higher classified advertising. Circulation revenues declined $315,000 or 2.3% at the California daily newspapers.

     The Carolinas newspapers contributed 16.8% of third quarter revenues and were up 4.6%. Advertising revenues reflect strong growth in retail and classified advertising; total advertising revenues were $36.7 million up 5.6%. Circulation revenues declined nominally.

     The Company's newspapers in the Northwest (Washington State and Alaska) contributed 14.4% of total third quarter revenues and increased 5.7% over 1997, lead by the Anchorage Daily News and The News Tribune (Tacoma, WA). Advertising revenues were $28.2 million, up 5.4% as both retail and classified advertising gained over 1997. Circulation revenues were down nominally in this region as well.

     The Company's non-newspaper operations include McClatchy Printing Company and Benson Printing Company, The Newspaper Network and Nando Media, and were up 11.6% in the quarter. In September 1998, McClatchy Printing Company was sold and Benson Printing Company is expected to be sold in the fourth quarter of 1998.

OPERATING EXPENSES:

     Operating expenses increased 80.7%, including the expenses of the Star Tribune newspaper. Expenses excluding the Star Tribune increased primarily due to higher newsprint costs and higher compensation. Compensation costs were up due partially to adjustments to workers' compensation reserves resulting from an audit and several large claims at the Company's California dailies.

NON OPERATING (EXPENSES) INCOME - NET:

     Interest expense increased $18.3 million reflecting the cost of the new debt associated with the Cowles Media merger (see Liquidity and Capital Resources below). Also included in non operating expense area was a pre-tax charge of $971,000 resulting from a loss on the sale of McClatchy Printing Company and other non-core assets.

INCOME TAXES:

     The Company's effective tax rate for the quarter was 51.0% compared to 40.8 in 1997. The higher rate generally reflects the non-deductible amortization and depreciation created in the Cowles merger.

Nine-Month Period 1998 Compared to 1997

     Earnings in the nine-month period ending September 30, 1998, were $40.0 million or 93 cents (diluted) per share compared to $48.7 million or $1.28 (diluted) in 1997. Revenues and expenses generally reflect the same factors as described in the third quarter comparisons, except for two factors:

     1) The Cowles merger was completed late in the first quarter of 1998 and had less effect on the nine-month period than the third quarter.

     2) Newsprint prices were substantially higher in the first two quarters of 1998 than 1997, while prices in the third quarter were up in the 5.0% range.

OPERATING REVENUES BY REGION:
(Amounts in thousands)

                             1998         1997     % Change

California newspapers     $ 240,769    $ 234,704        2.6
Minnesota newspaper         202,622            -         NM
Carolinas newspapers        130,449      123,483        5.6
Northwest newspapers        110,952      105,802        4.9
Non-newspaper operations      9,307        8,512        9.3
                          $ 694,099    $ 472,501         NM

NM - not meaningful due to the addition of the Star Tribune on March 20, 1998.

     The California newspapers' revenue growth was 2.6% for the nine-month period versus 4.1% in the third quarter and was slowed by prolonged rainy weather throughout most of the first quarter of 1998. Also, 1997 revenues include $1.1 million of revenues from four community newspapers that were sold in February 1997. Excluding them, revenues were up 3.1%.

     The Carolinas and Northwest newspapers' revenues were generally up for the same factors discussed above, and the Star
Tribune's revenues reflect nine days in the month of March and all of the second and third quarters.

OPERATING EXPENSES:

     Operating expenses were up 50.2%, but were up 4.6% after excluding the Star Tribune's expense from 1998 and sold operations from 1997. Excluding those operations, newsprint and supplement costs were higher by 12.0% reflecting higher prices in 1998 and an approximate one percent increase in newsprint usage. After excluding expenses associated with the Star Tribune and operations sold in 1997, all other operating expenses, including depreciation and amortization, were up 2.9%, which is in line with inflation.

NON OPERATING (EXPENSE) INCOME - NET:

     Interest expense increased $37.5 million reflecting the higher debt level, and the Company's share of Ponderay's income was $1.15 million versus a $60,000 loss in 1997. The 1998 period includes a pre-tax loss of $971,000 on the sale of non-core operations while the 1997 non-operating income included a $6.7 million pre-tax gain on the sale of four community newspapers.

INCOME TAXES:

     The Company's effective tax rate was 51.0% for the nine-month period in 1998 compared to 41.4% in 1997, primarily reflecting non-deductible expenses associated with the Cowles merger. See note 5 to the consolidated financial statements.


Liquidity & Capital Resources

     Operations generated $83.0 million in cash during the nine-month period ending September 30, 1998, and the Company received $178.5 million in cash proceeds from the sale of Cowles' non-newspaper subsidiaries. Additionally, the Company borrowed $1.125 billion to finance the cash requirements of the Cowles merger. In addition to the Cowles merger, cash was used primarily to pay for capital expenditures and pay dividends. Capital expenditures are projected to be $40.0 million in 1998.

     The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 175 basis points and payable in increasing semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus 125 basis points and is payable by March 19, 2005. As the Company reduces the outstanding debt relative to cash flow (as defined in the Credit Agreement), the interest rate spread over LIBOR will decline. The Company has $70.8 million of available credit at September 30, 1998 (see note 4 to the consolidated financial statements). The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty. The Company intends to accelerate payments on this debt as cash generation allows.

     The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

     During the second quarter, the Company entered into interest rate protection agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company is a party to three interest rate swap agreements, expiring in 2002 to 2003, with an aggregate notional amount of $300,000,000. The effect of these agreements is to fix the LIBOR interest rate exposure at 5.9% on that portion of the Company's term loans. Also during the second quarter, the Company entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%. Please see footnote 4 for a discussion of the fair value of these instruments as of September 30, 1998.

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


Year 2000 Compliance Disclosure

     The Company's Year 2000 Compliance Plan includes a definition of Year 2000 conformity, compliance certification standards, reporting and risk management structures. Management believes this plan adheres to recommendations set forth by the Newspaper Association of America. A summary of the plan is available on the McClatchy web site at http://www.mcclatchy.com.

     A corporate task force and task forces at each of our newspapers are in place to assess Year 2000 issues and the necessary changes to the Company's many different systems. A Year 2000 Compliance Coordinator has been named to facilitate our progress in meeting our internal deadlines for compliance. This coordinator reports to the Corporate Director of Information Systems and the Company's Vice President, Finance.

     For purposes of achieving remediation, a combination of internal effort, upgrades from vendors, external programmers and consultants, replacement systems or in a few cases retirement of systems are being used. To date, the Company has completed an inventory and analysis of systems and equipment with date-related logic. Historical costs incurred in bringing systems to Year 2000 compliance through September 30, 1998, are estimated to be less than $1 million. At present, we estimate the incremental cost of evaluating and making required changes will be approximately $1.5 million in additional costs through December 31, 1999.

     The Company's 11 daily newspapers generate over 95% of our revenues and profits. The following describes these newspapers' state of readiness for Year 2000, the associated risks and the state of our contingency plans:

NEWSPAPER PRODUCTION FACILITIES AND PROCESSES:

Production Systems:

     The Company has reviewed its computer and mechanical systems at its production facilities. Of the 10 newspapers that have press and post-press systems, one press at The Tri-City Herald was deemed to be non-compliant and the Company believes that it has been remediated. Also, the press control system for one of the four presses at The Sacramento Bee is expected to be remediated by mid-1999. This condition would not, however, be expected to prohibit The Sacramento Bee from printing its daily newspaper.

     If the Company's presses succumbed to Year 2000 problems, it would be difficult in our larger markets to print on a timely basis. Although all of our papers have reciprocal printing agreements with other papers in each area, our largest papers, which contribute the greatest revenues, are too large to be printed in their entirety at another location. Hence, these newspapers could be printed late, with smaller editions and with less circulation. This risk would have significant negative revenue implications for the Company. Also, there are no assurances that the other newspapers with which the Company has reciprocal printing arrangements will be Year 2000 compliant.

Third Party Suppliers:

     One of the most significant risks associated with the Company's production systems in the Year 2000 may be the Company's ability to receive electrical power from the various utility companies that serve the communities in which it produces newspapers. None of the Company's newspapers currently have electrical generators sufficiently large enough to run printing presses. Hence, if electrical service is unavailable, the Company may have to rely on reciprocal printing agreements (discussed above) or may not be able to produce a daily newspaper. The Company will query its utility providers, as to their Year 2000 readiness, and must rely on representations from such vendors. If the Company's utility providers are unable to supply electrical power, it could have significant negative revenue implications for the Company.

     The Company has contacted its newsprint vendors, and we have received written statements that the Company's major newsprint suppliers generally expect to be Year 2000 compliant before January 1, 2000. In addition, we plan to determine in early 1999 whether we will increase our stock of newsprint in the last months of 1999, as additional insurance against vendor(s) non-compliance with Year 2000 remediations. The same inquiry process and determinations are being made for all other major material sources, such as ink and plates.

EDITORIAL SYSTEMS:

     The Company uses editorial systems from various vendors. We maintain software and hardware maintenance contracts with vendors of critical components, and we believe many systems at our newspapers have been made Year 2000 compliant already. Our largest newspaper, the Star Tribune is expected to complete its upgrades in early 1999. Minor upgrades in a few other newspapers are expected to bring all editorial systems into compliance.

     Although we believe that the editorial systems at our California dailies (The Sacramento Bee, The Modesto Bee and The Fresno Bee) are currently Year 2000 compliant, the Company has budgeted to replace existing editorial systems at these newspapers in 1999 with newer systems which offer increased functionality, including the ability to paginate pages (electronically assemble all elements on a page). These systems are expected to be Year 2000 compliant. The papers have or will perform interim software upgrades on existing editorial systems expected to keep them Year 2000 compliant. The testing by the application vendor and The Sacramento Bee conducted to date indicates that the existing systems can operate into 2000 without problems, should installation of the new systems extend beyond December 31,1999. Replacement of the editorial systems was already planned and budgeted; therefore, they are not directly a Year 2000 compliance expense. Costs to upgrade existing software will be expensed as incurred.

     For the reasons noted above, we believe that the risks of editorial system failure are minimal at this time. For backup purposes, our newspapers possess enough Apple Macintosh workstations (generally immune to Year 2000 issues) with input, processing and output capabilities that, in an emergency, could be used to complete an edition, or even produce new editions for several days while problems were being resolved. In the case of several newspapers, the primary editorial system functions are currently produced on Macintosh workstations, further reducing risk. In all cases, complications could result in smaller newspapers with less editorial content.

CIRCULATION SYSTEMS:

     It is expected that all circulation systems will be upgraded and be Year 2000 compliant by mid-1999. The majority of these systems will be compliant well before this date; however, two newspapers, The Modesto Bee and the Star Tribune in Minneapolis, utilize custom, in-house circulation systems that will require internal re-coding. The Company expects circulation code components to be re-coded by the end of the first quarter of 1999 at the Star Tribune. Management expects the code at The Modesto Bee to be modified, tested and compliant by mid-1999.

     Post-press (packaging and distribution) systems and mechanical equipment are believed to be either already in compliance or are in the process of being replaced as part of regular cyclical system replacements. We expect all to be Year 2000 compliant by mid-1999.

     The inability to deliver our print products would have negative impact on both circulation and advertising revenues, the primary sources of revenue for the Company.

ADVERTISING SYSTEMS/CUSTOMERS:

Display Systems:

     The Company's newspapers use various systems to produce graphics for run-of-press (display) advertising. While we believe most newspapers' advertising systems are compliant, three of our newspapers, the Star Tribune, Anchorage Daily News and The News & Observer (Raleigh, NC) rely on graphic processing subsystems from a vendor that is not yet Year 2000 compliant. These three newspapers may be required to replace the systems if the systems are not determined to be Year 2000 compliant before mid-1999.

Classified Systems:

     The classified advertising systems at the Company's newspapers are under software and hardware maintenance contracts with vendors, and in most cases, have received or expect to receive upgrades that the Company believes will provide Year 2000 compatibility. Two newspapers, however, will be replacing their classified systems with newer, more functional models. The first system at The News & Observer (Raleigh, NC) is scheduled to be installed by the end of 1998, and we believe it will be Year 2000 compliant. The other, at the Anchorage Daily News, recently applied a Year 2000 upgrade to its existing classified system, and we currently believe the system is Year 2000 compliant. Nonetheless, a replacement system, which provides added functionality and we believe it to be Year 2000 compliant, is in the process of being installed and is expected to be completed by March 1999.

General:

     If advertising systems at our newspapers are not brought into compliance, our newspapers may have to retrieve hard-copy proofs of advertising contents of the respective databases in advance and manually input graphics, which could delay the production of the newspaper. Moreover, many advertisers currently send advertising materials to the Company's newspapers electronically. If advertisers are unable to create advertising material due to their own Year 2000 issues, or external communication systems are affected, it is possible that the newspapers would have additional advertising makeup costs.

     We have a plan in place to address the issue of Year 2000 readiness with our major advertisers, as they represent a critical source of revenue. The Company is in the process of querying key advertisers, and expects responses will be received and evaluated by the end of 1998. Lack of Year 2000 compliance among major advertisers could result in lost advertising revenues.

ACCOUNTING, ADMINISTRATION AND GENERAL:

     In 1997, the Company, in the course of reviewing the effectiveness of its financial and human resource systems determined to replace the systems at all newspapers with a centralized system which we believe to be Year 2000 compliant.
Several of our newspapers have now switched to the new system. By
January 1999, the financial systems and by July 1999 the human resource systems at all newspapers within the Company are expected to operate on this centralized platform.

     We believe financial reporting and accounting responsibilities can be met without the use of automated financial systems. A failure in the Company's financial systems would result in delays in processing payables, receivables, payroll and reporting Company performance while manual
(contingency) processes were activated.

     If the automated advertising or circulation management and billing systems fail (see previous discussions of advertising and circulation systems), contingency plans will be implemented that would revert to a manual accounting system. Advertising orders would be created using hard copy advertising tickets. Charges would be manually computed. A local database or spreadsheet would be used to create run lists for pagination. Billing would also be manual, labor intensive and would experience significant delays.

     The McClatchy Year 2000 Compliance Plan addresses the need to verify the Year 2000 readiness of any third-party that could cause a material impact on the Company by requiring each McClatchy property to identify and collect Year 2000 compliance statements from material vendors and suppliers, content providers, utility companies, financial organizations and other business partners. In the absence of written representations of Year 2000 compliance, we will assume that the service or product will not be Year 2000 compliant, and we will weigh alternatives. In the event that any of the Company's material vendors, suppliers or financial institutions are unable to provide the Company with services, materials or financing required to operate the Company's business it could have a material impact on our operations.

CONTINGENCY PLANS:

     In addition to contingency plans noted in the various systems above, each of our newspapers are developing contingency plans to cope with the possibility that major systems could develop problems and are expected to have more detailed contingency plans developed by the end of 1998. These plans will be reviewed and modified throughout the first half of 1999 as testing of major systems occur. As an added measure, the Company will conduct, at all locations, start-to-finish functional tests of its production systems in mid-1999 and other significant systems in the fall of 1999.


Forward Looking Information

     We have made "forward-looking statements" in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of McClatchy. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions; reliance on customer and vendor assurances as to their Year 2000 compliance; the completeness of the Company's internal efforts to identify systems that are not Year 2000 compliant and its remediation efforts associated with such systems; increases in newsprint prices and/or printing and distribution costs over anticipated levels; increases in interest rates; competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; an economic downturn in the economies of Minnesota, California's Central Valley, the Carolinas, Washington State and Alaska; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control. Consequently, there can be no assurance that the actual results or developments we anticipate will be realized or that these results or developments will have the expected consequences.


Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK.  Not Applicable.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Default Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders -
        None

Item 5. Other Information - Submission of Stockholder Proposals for 1999 Annual Meeting

        To be considered for inclusion in the Company's proxy statement and form of proxy for our 1999 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than December 1, 1998. If a stockholder does not wish to have a proposal included in the Company's proxy statement and form of proxy for the 1999 Annual Meeting, but still wishes to have a proposal considered at our 1999 Annual Meeting, if the stockholder does not notify the Company of his or her proposal by February 14, 1999, then the persons appointed as proxies by Company management may use their discretionary voting authority to vote on the proposal when the proposal is considered at the 1999 Annual Meeting, even though there is no discussion of the proposal in the proxy statement for that meeting.

Item 6. Exhibits and Reports on Form 8-K:

        (a)  Exhibit:

             27 Financial Data Schedule for the nine-months ended September 30, 1998

        (b)  Reports on Form 8-K:

             The Company filed a Current Report on Form 8-K dated
             September 21, 1998, to report under Item 8 of Form 8-K the Board of Directors approval of a change, effective December 1, 1998, in its fiscal year from a calendar year to a 52/53 week fiscal year.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                      The McClatchy Company
                           Registrant




Date:  November 12, 1998           /s/ James P. Smith
                                       James P. Smith
                                       Vice President, Finance and
                                       Treasurer