Form 10-K
period 1998-12-27
MCCLATCHY CO
filed 1999-03-29
CIK 1056087

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K
(Mark One)
   X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 27, 1998

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

       Registrant's telephone number, including area code: (916) 321-1846
                        ---------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/ .

         Aggregate market value of the Company's voting stock held by non-affiliates on March 22, 1999, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date: approximately $651,224,010. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

         Shares outstanding at March 22, 1999:
                    Class A Common Stock -- 16,124,622 shares
                    Class B Common Stock -- 28,611,912 shares
         Documents incorporated by reference:

         Definitive Proxy Statement for the Company's May 19, 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

================================================================================

                         INDEX TO THE McCLATCHY COMPANY
                                 1998 FORM 10-K

Item No.                                                                    Page
-------                                                                     ----
                                     PART I

1.       Business........................................................     2
         Star Tribune Newspaper..........................................     3
         California Newspapers...........................................     4
         Carolinas Newspapers............................................     6
         Northwest Newspapers............................................     8
         Other Operations................................................    10
         Raw Materials...................................................    11
         Competition.....................................................    11
         Employees - Labor...............................................    12
2.       Properties......................................................    13
3.       Legal Proceedings...............................................    13
4.       Submission of Matters to a Vote of Security
             Holders.....................................................    14

                                     PART II

5.       Market for the Registrant's Common Stock
             and Related Stockholder Matters.............................    14
6.       Selected Financial Data.........................................    15
7.       Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............    16
7A.      Quantitative and Qualitative Disclosures
             About Market Risk...........................................    29
8.       Financial Statements and Supplementary Data.....................    29
9.       Changes In and Disagreements With Accountants
             on Accounting and Financial Disclosure......................    52

                                    PART III

10.      Directors and Executive Officers of the
             Registrant..................................................    53
11.      Executive Compensation..........................................    53
12.      Security Ownership of Certain Beneficial
             Owners and Management.......................................    53
13.      Certain Relationships and Related
             Transactions................................................    53

                                     PART IV

14.      Exhibits, Financial Statement Schedules
             and Reports on Form 8-K.....................................    53

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The McClatchy Company, a Delaware corporation, is a successor in interest to McClatchy Newspapers, Inc., a Delaware corporation, and was created as a result of the Amended and Restated Agreement and Plan of Merger and Reorganization (the "merger"), dated as of February 13, 1998, between (among others) McClatchy Newspapers, Inc. and Cowles Media Company (nka, The Star
Tribune Company), a Delaware corporation ("Cowles"). Pursuant to the merger agreement, McClatchy Newspapers, Inc. and Cowles each became wholly-owned subsidiaries of The McClatchy Company. All references to the "Company" herein include the predecessor in interest, McClatchy Newspapers, Inc. The Company owns and publishes 23 newspapers in four regions of the Country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). These newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 31, 1998, the Company had an average paid daily circulation of 1,363,555, Sunday circulation of 1,853,474 and non-daily circulation of 64,829. Please see the Recent Event section below for a discussion of the merger with Cowles Media Company in March 1998.

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

     The Company's overall strategy is to concentrate on developing its newspapers and smaller related businesses. Each of its eleven daily newspapers has the largest circulation of any newspaper servicing its particular metropolitan area. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 78% of consolidated revenues in 1998 and 79% of consolidated revenues in 1997. Circulation revenues approximated 17% of consolidated revenues in 1998 and 1997.

     The Company's newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the Easter holiday and spring advertising season, and Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits.

     Other businesses owned by the Company include Nando Media, the Company's on-line publishing operation, and The Newspaper Network (TNN), a distributor of preprinted advertising inserts and run-of-press advertising. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in Washington

State. In 1998, the Company sold two small commercial printing operations that were located in California and North Carolina.

     The Company is addressing the issue that many automated information systems may not operate effectively as of January 1, 2000. Please see the discussion in
Part II, Item 7 under the heading "Year 2000 Compliance Disclosure."

     When used in this Report, the words "expect" and "project" and similar expressions are generally intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, including those discussed in "Risk Factors" in Part II, Item 7, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.

RECENT EVENT - STAR TRIBUNE NEWSPAPER

     On March 19, 1998, the Company acquired all of the outstanding shares of Cowles Media Company (Cowles) in a transaction valued at approximately $90.50 per Cowles share and the assumption of $77,350,000 in existing Cowles debt. Cowles publishes the STAR TRIBUNE newspaper, which serves the Twin Cities of Minneapolis and St. Paul, Minnesota. Cowles also owned four separate subsidiaries that publish business magazines, special-interest magazines and home improvement books. Simultaneously with the close of the merger, the Company sold the magazine and book publishing subsidiaries. The combined proceeds, plus debt and other liabilities assumed by the buyers in those transactions, were $208.1 million. These proceeds were used to repay debt associated with the Cowles merger.

     In connection with the Cowles merger, the Company paid 15% of the consideration by issuing 6,330,548 shares of Class A Common Stock in exchange for Cowles shares and paid cash for the remaining shares. The Class A shares were exchanged using a ratio of 3.01667 shares of McClatchy Class A Common for each Cowles share. The Company incurred bank debt through a syndicate of banks and financial institutions to finance the cash requirements of the merger and to refinance its existing debt. Results of the STAR TRIBUNE have been included in the Company's results beginning March 20, 1998. See Item 8, notes 2 and 4 to the consolidated financial statements for further discussion of the acquisition. The merger was accounted for as a purchase, and accordingly, assets acquired and liabilities assumed have been recorded at their fair market value. The primary asset retained by the Company is the STAR TRIBUNE. A morning daily, the STAR TRIBUNE is the largest newspaper in Minnesota and now the Company's largest newspaper.

     Daily average paid circulation in 1998 increased 1.7% to 369,738 over 1997 average of 363,733, while Sunday average paid circulation was up 0.5% to 671,978 in 1998 from 668,935 in 1997. As of December 31, 1998, approximately 71% of the daily and 66% of Sunday circulation was home delivered.

     The STAR TRIBUNE'S advertising lineage for the period from March 20, 1998 to December 27, 1998 is set forth in the following table:

     Advertising Linage (in thousands of six-column inches):

          Full Run                                            1,635

          Part Run                                              271

          Total Market Coverage                                 186

     Net revenues of the STAR TRIBUNE from March 20, 1998, through December 27, 1998, were $305.9 million, up 5.7% from the same time period in 1997.

CALIFORNIA NEWSPAPERS

     The three "Bee" newspapers have formed the core of the Company's operations for many years and continue to have a significant influence on the civic, political, economic and cultural life of California's Central Valley. These newspapers are summarized below:

                     1998 Circulation (1)
                 ----------------------------
    Newspaper       Daily/Weekly     Sunday    1998 Revenues(2)    1997 Revenues
    ---------       ------------     ------    -------------       -------------
The Sacramento Bee    288,408       349,441       $194,160,000     $ 188,842,000
The Fresno Bee        157,541       192,444         84,324,000        81,439,000
The Modesto Bee        84,065        90,952         45,685,000        45,319,000
Other newspapers        4,805           n/a          1,397,000         2,627,000
   (1) Based on calendar year average paid daily circulation.
   (2) Revenues in 1998 have four fewer days than 1997 due to the Company's change to period reporting in 1998.


     The Bee newspapers and other California papers produced approximately 33.6% of the total Company revenues in 1998, compared to 49.6% in 1997. In February 1997, the Company sold four of its California newspapers, leaving the CLOVIS INDEPENDENT as California's sole non-daily paper in the region. In addition, in each of the Bee markets the company now operates separate Hispanic newspapers which have a combined circulation of about 70,000.

THE SACRAMENTO BEE

     THE SACRAMENTO BEE is a morning newspaper serving the California state capital and the surrounding metropolitan area. In 1998, THE SACRAMENTO BEE'S average paid circulation increased 1.5% daily and 0.1% Sunday from 1997. As of December 31, 1998, approximately 87% of the daily, and 82% of the Sunday circulation was home delivered.

     THE SACRAMENTO BEE'S advertising linage for the years ended December 27, 1998, and December 31, 1997, is set forth in the following table:

                                                                  1998      1997
                                                                  ----      ----
     Advertising  Linage (in  thousands of six-column inches):

          Full Run                                               2,292     2,284

          Part Run                                                 309       377

          Total Market Coverage                                    117       132

          Net revenues of THE SACRAMENTO BEE increased 2.8% from 1997.

THE FRESNO BEE

     THE FRESNO BEE is a morning newspaper serving the Fresno, California metropolitan area. THE FRESNO BEE'S average paid circulation increased 1.5% daily and was up 1.3% on Sunday versus 1997. As of December 31, 1998, approximately 89% of THE FRESNO BEE'S daily 87% of the Sunday circulation was home delivered.

     THE FRESNO BEE'S advertising linage for the years ended December 27, 1998, and December 31, 1997, is set forth in the following table:

                                                                  1998      1997
                                                                  ----      ----
     Advertising Linage (in thousands of six-column inches):

          Full Run                                               1,266     1,247

          Part Run                                                 267       192

          Total Market Coverage                                    107       143

          Net revenues of THE FRESNO BEE increased 3.5% from 1997.

THE MODESTO BEE

     THE MODESTO BEE is a morning newspaper that serves the Modesto, California, metropolitan area, located between Sacramento and Fresno. THE MODESTO BEE'S average paid circulation increased 1.0% daily and 0.6% Sunday versus 1997. As of December 31, 1998, approximately 88% of the daily and 87% of the Sunday circulation was home delivered.

     THE MODESTO BEE'S advertising linage for the years ended December 27, 1998, and December 31, 1997, is set forth in the following table:

                                                                 1998      1997
                                                                  ----      ----
     Advertising Linage (in thousands of six-column inches):

          Full Run                                               1,072     1,083

          Part Run                                                  60        72

          Total Market Coverage                                    340       471

         Net revenues of THE MODESTO BEE increased 0.8% from 1997.

CAROLINAS NEWSPAPERS

     In 1990, the Company purchased three daily and three non-daily newspapers in South Carolina from The News and Observer Publishing Company (N&O). On August 1, 1995, the Company purchased the remainder of N&O, which included THE NEWS & OBSERVER newspaper and six non-daily newspapers (and other businesses discussed below). In mid 1997, the FORT MILL TIMES, a weekly newspaper, was purchased in South Carolina. Several niche products, a commercial printing operation and one weekly newspaper, all located in North Carolina, were sold in 1998.

         The Carolinas newspapers are summarized below:


                                 1998 Circulation (1)
                             ----------------------------
         Newspaper              Daily/Weekly     Sunday     1998 Revenues(3)   1997 Revenues
         ---------              ------------     ------     --------------     -------------

The News & Observer (Raleigh)      164,277       207,929     $ 129,646,000     $ 124,182,000
The Herald (Rock Hill)              30,607        32,124        13,471,000        12,761,000
The Island Packet (Hilton Head)     15,200        17,534        10,897,000        10,041,000
Beaufort Gazette                    11,288        10,842         5,534,000         4,924,000
Non-daily newspapers (2)            42,215           n/a        15,142,000        15,571,000
  (1) Based on calendar year average paid circulation.
  (2) Four South Carolina  non-daily  newspapers  revenues are consolidated with revenues of THE (Rock Hill) HERALD.
  (3) Revenues in 1998 have four fewer days
  than 1997 due to the Company's change to period reporting in 1998.


         The Carolinas newspapers produced 18.0% of total Company revenues in 1998 versus 26.1% in 1997.

THE NEWS & OBSERVER

     THE NEWS & OBSERVER, the Company's third largest newspaper, is a morning daily serving North Carolina's state capital, Raleigh, and the thriving Research Triangle which includes Raleigh, Durham and Chapel Hill, North Carolina.

     THE NEWS & OBSERVER'S average paid circulation in 1998 increased approximately 2.6% daily and 0.6% Sunday over calendar year 1997. As of December 31, 1998 approximately 80% of the daily and 75% of the Sunday circulation was home delivered.

     THE NEWS & OBSERVER'S advertising linage for the year ended December 27, 1998, and December 31, 1997, is set forth in the following table:

                                                                  1998      1997
                                                                  ----      ----
     Advertising Linage (in thousands of six-column inches):

          Full Run                                               2,027     2,019

          Part Run                                                  79        87

          Total Market Coverage                                      8         9

          THE NEWS & OBSERVER'S revenues for 1998 increased 4.4% over 1997.

THE HERALD

     THE HERALD is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is a community approximately 25 miles southwest of Charlotte, North Carolina. In 1998, THE HERALD'S average paid circulation increased 0.5% daily and was up 1.1% Sunday from 1997.

     THE HERALD'S main competitor is a zoned edition of the CHARLOTTE OBSERVER, whose circulation in THE HERALD'S primary circulation area is estimated to be approximately a third of THE HERALD'S circulation. As of December 31, 1998, approximately 79% of the daily and 77% of the Sunday circulation was home delivered.

     Advertising linage for the years ended December 27, 1998, and December 31, 1997, were as follows:

                                                                  1998      1997
                                                                  ----      ----
     Advertising Linage (in thousands of six-column inches):

          Full Run                                                 907       945

          Total Market Coverage                                     72        71

          Net revenues of THE HERALD increased 5.6% over 1997.

THE ISLAND PACKET AND THE BEAUFORT GAZETTE

     THE ISLAND PACKET and THE BEAUFORT GAZETTE serve Beaufort County in southeastern South Carolina. THE ISLAND PACKET serves Hilton Head Island and the town of Bluffton where tourism, retirement communities and services are the economic mainstays. THE GAZETTE serves the city of Beaufort and northern Beaufort County encompassing surrounding islands of Lady's, St. Helena, Fripp and Paris.

     The average paid circulation increased 4.8% daily and 5.6% Sunday at THE ISLAND PACKET and was up 4.9% daily and declined 4.2% Sunday at THE GAZETTE.

     As of December 31, 1998, approximately 65% of the daily and 57% of the Sunday circulation of THE PACKET was home delivered. Comparable amounts for THE GAZETTE were 69% daily and 72% Sunday.

     Advertising linage for the years ended December 27, 1998, and December 31, 1997, for the newspapers were:

                                                                  1998      1997
                                                                  ----      ----
     Advertising Linage (in thousands of six-column inches):

          Packet Full Run                                          744       754

          Packet Part Run                                           27        37

          Packet Total Market Coverage                               7         4

          Gazette Full Run                                         439       547

          Gazette Total Market Coverage                             54        51

     Net revenues of THE PACKET increased 12.4% over 1997, while THE GAZETTE'S net revenues were up 8.5%.

CAROLINAS NON-DAILY NEWSPAPERS

     The South Carolina non-daily newspapers include the CLOVER HERALD, the YORKVILLE ENQUIRER, the LAKE WYLIE MAGAZINE and since mid 1997 the FORT MILL TIMES, and serve small communities in Chester and York counties.

     The North Carolina non-dailies are newspapers that serve small communities generally surrounding Raleigh. They are (circulation in parenthesis): CHAPEL HILL NEWS (21,000 primarily free distribution), CARY NEWS (12,300), ZEBULON RECORD (3,100), GOLD LEAF FARMER (3,000) and SMITHFIELD HERALD (14,500). N&O also published Business North Carolina, a monthly magazine distributed to approximately 24,000 homes throughout North Carolina and the Mount Olive Tribune, both of which were sold in 1998.

NORTHWEST NEWSPAPERS

     The Company began to diversify geographically outside of California in 1979 when it purchased the ANCHORAGE DAILY NEWS. Later that year, the Company purchased the TRI-CITY HERALD in Southeastern Washington. In 1986, the Company purchased its fifth largest newspaper, THE (Tacoma) NEWS TRIBUNE. In June 1995, the Company acquired the PENINSULA GATEWAY in Gig Harbor, Washington. The Company now publishes four newspapers in Washington State and the largest daily newspaper in Alaska. These newspapers are summarized below:


                                     1998 Circulation (1)
                               -------------------------------
         Newspaper               Daily/Weekly         Sunday          1998 Revenues(2)      1997 Revenues
         ---------               ------------         ------          --------------        -------------

The News Tribune (Tacoma)          129,557           148,166            $ 73,867,000         $ 70,561,000
Anchorage Daily News                72,970            88,769              53,499,000           50,689,000
Tri-City Herald                     39,904            43,295              19,336,000           18,939,000
Other newspapers                    17,807               n/a               3,953,000            3,968,000
   (1) Based on calendar year average paid circulation.
   (2) Revenues  in 1998 have four fewer days than 1997 due to the  Company's change to period reporting in 1998.


     The Company's northwest newspapers produced approximately 15.6% of the Company's total revenues in 1998 versus 22.5% in 1997.

THE NEWS TRIBUNE

     THE NEWS TRIBUNE, a morning newspaper, primarily serves the Tacoma, Washington metropolitan area in Pierce and South King Counties. It is the third largest newspaper in the state. In 1998 the average paid circulation of THE NEWS TRIBUNE increased 0.8% daily and increased 0.1% Sunday versus 1997.

     Tacoma is approximately 30 miles south of Seattle. THE NEWS TRIBUNE competes in the northern most fringes of its market with the major Seattle daily newspapers. As of December 31, 1998 approximately 84% of the daily and 82% of the Sunday circulation was home delivered.

     THE NEWS TRIBUNE'S advertising linage for the years ended December 27, 1998, and December 31, 1997, is set forth in the following table:

                                                                  1998      1997
                                                                  ----      ----
     Advertising Linage (in thousands of six-column inches):

          Full Run                                               1,084     1,080

          Part Run                                                  38        32

          Total Market Coverage                                    131        75

          Net revenues of THE NEWS TRIBUNE increased 4.7% from 1997.

ANCHORAGE DAILY NEWS

     The ANCHORAGE DAILY NEWS, a morning newspaper, is Alaska's largest newspaper. The ANCHORAGE DAILY NEWS circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprised of metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

     The DAILY NEWS' average paid daily circulation declined 0.4% in 1998, while Sunday circulation declined 1.6%. As of December 31, 1998, approximately 72% of the daily and 67% of the Sunday circulation was home delivered.

     Comparative amounts of linage for the years ended December 27, 1998, and December 31, 1997, are set forth in the following table:

                                                                  1998      1997
                                                                  ----      ----
     Advertising Linage (in thousands of six-column inches):

          Full Run                                               1,101     1,100

          Total Market Coverage                                     22        28

          Net revenues of the Anchorage Daily News increased 5.5% over 1997.

TRI-CITY HERALD

     The TRI-CITY HERALD is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. The Tri-Cities economy has benefited by the Department of Energy's (DOE) efforts to clean up nuclear waste at nearby Hanford Nuclear reservation.

     The TRI-CITY HERALD'S average paid circulation has increased 0.9% daily, but declined 0.4% Sunday from 1997. As of December 31, 1998, approximately 92% of the daily and 86% of the Sunday circulation was home delivered.

     The TRI-CITY HERALD'S advertising linage for the years ended December 27, 1998, and December 31, 1997, is set forth in the following table:

                                                                  1998      1997
                                                                  ----      ----
     Advertising Linage (in thousands of six-column inches):

          Full Run                                                 804       860

          Total Market Coverage                                     40        39

          Net revenues of the TRI-CITY HERALD increased 2.1% over 1997.

OTHER NORTHWESTERN NEWSPAPERS

     The Company's other non-daily newspapers include the PENINSULA GATEWAY in South Puget Sound and the PIERCE COUNTY HERALD which circulates twice a week in Puyallup, near Tacoma.

OTHER OPERATIONS

     The Company continues to expand the distribution of preprinted advertising inserts and run-of-press advertising nationally under The Newspaper Network, Inc. The Newspaper Network has launched a business of offering advertisers one-order, one-bill sales of advertising in newspapers throughout the country and has developed into a national sales and marketing company providing services to both advertisers and newspapers. The Company believes that this initiative is important for both McClatchy and the newspaper industry in competing with direct mail on a national basis.

     As a result of the Company's continued research and development of new technologies for its news and data, all of its daily papers are providing subscriber and advertiser services through various forms of electronic distribution. All eleven of the Company's largest newspapers are available online through the World Wide Web.

     Nando Media is the Company's new media subsidiary which has two roles. First, as a stand alone internet publisher it generates revenues based on audience on its websites, Nando Times and

Nando Sports Server. Secondly, Nando Media serves as a technology partner to McClatchy and other newspapers, providing hosting, programming and customized news services.

     Commercial printing operations located in Clovis, California, and Benson, N.C., were sold in 1998.

     Revenues for all other operations were $11.8 million, down 2.1% from 1997, and declined mostly due to the sale of the commercial printing operations. Revenues from these other ventures represent 1.2% of total revenues in 1998 and 1.8% in 1997.

RAW MATERIALS

     In 1998, the Company consumed approximately 242,500 metric tons of newsprint compared to 169,000 metric tons in 1997, with the bulk of the increase due to the addition of the Star Tribune. The Company currently obtains its supply of newsprint from a number of suppliers under long-term contracts.

     Newsprint and supplement expense accounted for approximately 19.6% of operating expenses in 1998 compared to 18.3% in 1997. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated needs. Significant increases in the price of newsprint would adversely affect the operating results of the Company to the extent that it was not offset by advertising and circulation volume and/or rate increases.

     The Company, through a wholly-owned subsidiary, Newsprint Ventures, Inc., and four other publishers and a major newsprint manufacturer, are partners in Ponderay Newsprint Company, a general partnership which owns and operates a newsprint mill located sixty miles northeast of Spokane, Washington. The mill became operational in late 1989 and has a production capacity in excess of 240,000 metric tons annually. The publisher partners have committed to take 126,000 metric tons of this anticipated production on a "take-if-tendered" basis with the balance to be sold on the open market. The Company's annual commitment is 28,400 metric tons. See Part II, Items 7 and 8 for further discussion of the impact of this investment on the Company's business.

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

EMPLOYEES - LABOR

     As of December 27, 1998, the Company had 10,201 full and part-time employees, of whom approximately 23% were represented by unions. The addition of the Star Tribune brought 2,975 employees, 55% of which are represented by unions. In March 1998, the Star Tribune signed two labor agreements for five and ten years, respectively, which cover 60% of the Star Tribune's union represented employees. Most of the other union represented employees are currently working under labor agreements expiring in various years.

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

ITEM 2.  PROPERTIES

     The corporate headquarters of the Company are located at 2100 "Q" Street, Sacramento, California. The general character, location and approximate size of the principal physical properties used by the Company at December 27, 1998, are set forth below.


                                                         Approximate Area
                                                          in Square Feet
                                                          --------------
                                                     Owned              Leased
                                                     -----              ------
   Printing plants, business and editorial
   offices and warehouse space located in:

   Minneapolis, Minnesota                           812,484            341,692
   Sacramento, California                           685,914            184,256
   Fresno, California                               406,000             43,748
   Tacoma, Washington                               319,599
   Raleigh, North Carolina                          212,700             49,580
   Modesto, California                              148,816             19,574
   Garner, North Carolina                           131,500
   Anchorage, Alaska                                129,926
   Kennewick, Washington                             98,081
   Rock Hill, South Carolina                         49,000
   Beaufort, South Carolina                          16,500
   Gig Harbor, Washington                            13,200
   Chapel Hill, North Carolina                       10,504
   Hilton Head, South Carolina                        9,700
   Puyallup, Washington                               6,500              9,481
   Durham, North Carolina                                               21,000
   Other                                             13,949             53,453

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                 Not Applicable.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     The McClatchy Company's Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol - MNI). A small amount of Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company's Class B Stock is not publicly traded. The following table lists dividends paid on Common Stock and the prices of the Company's Class A Common Stock as reported by the New York Stock Exchange for 1998 and 1997:


                                         1998                                              1997
                    -----------------------------------------------    ----------------------------------------------
                         High            Low          Dividends             High           Low         Dividends
                         ----            ---          ---------             ----           ---         ---------

1st Quarter             $30.44          $25.13          $.095              $28.00         $23.75         $.095
2nd Quarter             $35.88          $27.88          $.095              $30.50         $23.38         $.095
3rd Quarter             $39.56          $28.19          $.095              $35.19         $29.25         $.095
4th Quarter             $35.56          $24.94          $.095              $34.69         $26.50         $.095


     The Company's Board of Directors does not anticipate reducing the present level of quarterly dividend payments. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company's future earnings, financial condition and requirements, and other factors considered relevant by the Board.

     The number of record holders of Class A and Class B Common Stock at March 22, 1999 was 2,281 and 26, respectively.

ITEM 6. SELECTED FINANCIAL DATA

                           FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in thousands, except per share amounts)


                                                December 27,                Restated December 31,
                                                             ---------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                ------------ ------------ ------------ ------------ ------------
CONSOLIDATED INCOME STATEMENT DATA:

REVENUES - NET:
     Advertising                                $  756,052   $  504,745   $  484,460   $  418,841   $  368,068
     Circulation                                   162,433      107,298      108,317       95,248       85,017
     Other                                          50,166       29,907       31,456       26,790       18,333
                                                ------------ ------------ ------------ ------------ ------------
          Total                                    968,651      641,950      624,233      540,879      471,418

OPERATING EXPENSES:
     Depreciation and amortization                  93,786       53,269       52,954       44,000       38,140
     Other costs and expenses                      694,007      472,195      490,224      429,935      360,014
                                                ------------ ------------ ------------ ------------ ------------
          Total                                    787,793      525,464      543,178      473,935      398,154
                                                ------------ ------------ ------------ ------------ ------------

OPERATING INCOME                                   180,858      116,486       81,055       66,944       73,264
Partnership income (losses)                          1,450         (500)       3,024         (630)      (5,469)
Other non-operating (expenses) income              (60,205)       1,005      (10,344)      (2,729)       3,166
                                                ------------ ------------ ------------ ------------ ------------


INCOME BEFORE INCOME TAX PROVISION                 112,103      116,991       73,735       63,585       70,961
Income tax provision                                61,052       47,759       31,629       27,362       23,501
                                                ------------ ------------ ------------ ------------ ------------
NET INCOME                                      $   61,051   $   69,232   $   42,106     $ 36,223     $ 47,460
                                                ============ ============ ============ ============ ============

EARNINGS PER COMMON SHARE:
     Basic                                      $     1.41   $     1.82   $     1.12   $     0.97         1.28
                                                ============ ============ ============ ============ ============
     Diluted                                    $     1.41   $     1.81   $     1.11   $     0.97         1.28
                                                ============ ============ ============ ============ ============


DIVIDENDS PER COMMON SHARE                      $    0.380   $    0.380   $    0.323   $    0.304   $    0.264
                                                ============ ============ ============ ============ ============


CONSOLIDATED BALANCE SHEET DATA:

     Total assets                               $2,246,725   $  857,798   $  878,952   $  900,424   $  589,533
     Long-term bank debt                         1,004,000       94,000      190,000      243,000            -
     Stockholders' equity                          807,005      567,055      505,067      470,034      443,955



The Company changed its fiscal reporting to a 52/53 week year in 1998. This change did not have a material impact on reported results. All earnings and earnings per share amounts have been adjusted for a change in the method of accounting for inventories. Results for 1997 include a pre-tax gain of $9.3 million for the sale of certain business operations and real estate. Results for 1996 include a pre-tax gain of $2.8 million on the sale of a newspaper and other business operations. Results for 1995 include a $2.7 million pre-tax charge related to early retirement programs while 1994 includes a $6.0 million favorable adjustment (included in the income tax provision) related to the resolution of income tax audits. The financial information also gives effect to the acquisitions of the STAR TRIBUNE in March 1998 and The News and Observer Publishing Company in August 1995. This summary should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS AND TRENDS

         In 1998, the Company changed from a calendar year to a fiscal year ending on the Sunday nearest December 31. Accordingly, the Company's 1998 results are reported through December 27, versus December 31 for 1997. This change did not materially affect 1998 net income.

         On March 19, 1998 the Company acquired all of the outstanding shares of Cowles Media Company (Cowles) in a transaction valued at $90.50 per Cowles share and the assumption of $77.4 million in existing Cowles debt. Cowles publishes the STAR TRIBUNE newspaper, which serves the Twin Cities of Minneapolis and St. Paul. Cowles also owned four separate subsidiaries that publish business magazines, special-interest magazines and home improvement books. Simultaneously with the closing of the Cowles merger, the Company sold the magazine and book publishing subsidiaries. The combined proceeds, plus debt and other liabilities assumed by the buyers in those transactions, were $208.1 million. The Company used these proceeds to repay debt associated with the Cowles merger. See note 2 to the consolidated financial statements. The Company valued the non-newspaper businesses at fair market value based upon the net after-tax proceeds received by the Company on March 19, 1998, and accordingly, did not realize a gain or loss on the sale.

         In   connection   with  the  merger,   the  Company  paid  15%  of  the
consideration by issuing 6,330,548 shares of Class A Common Stock in exchange for Cowles shares and paid cash for the remaining shares. The Class A shares were exchanged using a ratio of 3.01667 shares of McClatchy Class A Common for each Cowles share. The Company obtained bank debt through a syndicate of banks and financial institutions to finance the cash requirements of the merger and to refinance its existing debt (See note 4 to the consolidated financial statements). Results of the STAR TRIBUNE have been included in the Company's results beginning March 20, 1998.

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

         In October 1996, the Company announced that it had entered into agreements in principle to sell five community newspapers. In December 1996, the Company completed the sale of the Ellensburg DAILY RECORD and recorded a pre-tax gain of $3.2 million in other non-operating (expenses) income. In February 1997, the sale of the remaining four newspapers was completed. Also in the fourth quarter of 1997, the Company sold Legi-Tech, its on-line legislative tracking company as well as other non-strategic real estate assets. The Company recorded a nonrecurring pre-tax gain of $9.3 million in non-operating (expenses) income for its 1997 dispositions.

         In the third and fourth quarters of 1998, the Company sold two commercial printing operations, a weekly newspaper, a monthly magazine and two niche publications with 1998 revenues totaling $8.7 million. The net gain on these sales was not material to 1998 results.

         Effective January 1, 1998, the Company began accounting for newsprint inventories by the first-in, first-out (FIFO) method, whereas in all prior years inventories were valued using the last-in, first-out (LIFO) method. The Company adopted FIFO accounting for newsprint inventory to provide for a better matching of revenues and expenses. Additionally, the change will enable the financial reporting to parallel the way management assesses the financial and operational performance of its newspapers. The Company has restated financial statements of prior years to apply the new method retroactively and, accordingly, retained earnings as of December 31, 1995 increased by $4,340,000 to reflect the restatement. The effect of the accounting change on 1998 results and results for prior years is not material. See note 3 to the consolidated financial statements.

         During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. The Company has no items of comprehensive income, hence comprehensive income and net income are equal.

         SFAS No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic area, and major customers; and No. 132 (Employers' Disclosure about Pensions and Other Post-retirement Benefits), which revises the disclosures about pension and other post-retirement benefits, have been adopted by the Company in 1998 and did not have a material impact on the Company's financial position, results of operations or cash flows.

         During 1998, the FASB issued SFAS 133 (Accounting for Derivative Instruments and Hedging Activities) which requires that all derivatives be carried at fair value on the balance sheet. This statement will become effective in the Company's fiscal year 2000. While adoption of this statement is not expected to materially impact the Company's financial results, management has not determined the impact on the Company's consolidated financial position.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

         Net income was $61.1 million or $1.41 per share in 1998 compared to $69.2 million or $1.81 per share in 1997. Results in 1997 includes a gain of 14 cents per share on sales of operations. The 1998 results include the STAR TRIBUNE newspaper's results and reflect dilution from acquisition-related expenses including amortization of intangibles, depreciation, interest and higher income taxes. Also, the number of weighted average shares outstanding increased in 1998, primarily as a result of Class A stock issued in connection with the acquisition of the STAR TRIBUNE.

         Revenues increased $326.7 million, with $305.9 million coming from the STAR TRIBUNE (March 20 - December 27, 1998). Total revenues excluding the Star Tribune increased 3.2%. However, management estimates that excluding operations sold in 1998 and 1997, and giving effect to the four days of December 28 through December 31, 1998, to make the years comparable, revenue would have increased
4.5 to 5.0% ("underlying revenue growth").

         Much of the underlying revenue growth at the Company's operations reflect advertising rate increases at most newspapers and growth in other revenues such as online services, direct mail, commercial printing and non-newspaper revenues (primarily from The Newspaper Network).

OPERATING REVENUES (in thousands):

                                                1998        1997     % Change
                                            ----------- ----------- -----------

            California newspapers           $  325,566  $  318,227      2.3
            Minnesota newspaper                305,905           -       NM
            Carolinas newspapers               174,690     167,479      4.3
            Northwest newspapers               150,655     144,157      4.5
            Non-newspaper operations            11,835      12,087     (2.1)
                                            =========== ============
                                            $  968,651  $  641,950       NM
                                            =========== ============

            NM - not meaningful

         CALIFORNIA - The California newspapers generated 33.6% of 1998 revenues and increased $7.3 million or 2.3%, and would have increased 2.6% excluding the four community newspapers sold in February 1997. THE SACRAMENTO BEE, THE FRESNO BEE and THE MODESTO BEE newspapers are the Company's primary operations in California and recorded $8.3 million in higher advertising revenues. Circulation revenues declined $1.1 million as the newspapers did not implement circulation price increases in 1998, but rather discounted prices to increase subscriber volume. Management estimates that revenues in the region would have increased in the 3% range if it had not changed to fiscal year reporting.

         MINNESOTA - The STAR TRIBUNE'S revenues of $305.9 million include advertising revenues of $232.0 million and circulation revenues of $57.1 million. On a proforma basis, the STAR TRIBUNE'S revenues were up 5.7%. The change in the Company's period reporting had little affect on revenue comparisons as the STAR TRIBUNE was on a similar fiscal period in 1997.

         CAROLINAS - The Carolinas newspapers contributed 18.0% of total Company revenue and reported a $7.2 million or 4.3% increase in total revenues. THE NEWS & OBSERVER in Raleigh and the Company's three smaller dailies in South Carolina generate the majority of revenues in this region. Advertising revenues were up $7.6 million or 5.7% in this region, and circulation revenues were down nominally. Most of the 1998 sales of news operations affected this region. Management estimates that excluding properties sold in 1998 and 1997, and giving effect for the change in period reporting, revenues from the Carolinas newspapers would have increased in the 5.0% range in 1998.

         NORTHWEST - The Northwest newspapers reported the strongest revenue growth percentage of all regions in 1998, although it is the Company's smallest region at 15.6% of total revenues. Revenues from the Anchorage and Washington State newspapers increased $6.5 million or 4.5%. Advertising revenues increased $4.7 million or 4.4%, circulation revenues declined $465,000 or 1.7% and other revenues, primarily commercial printing, increased $2.2 million or nearly 25.0%. Management estimates that revenues adjusted for the change in period reporting would have grown between 5.0% to 5.5%.

         Non-newspaper - Non-newspaper revenues (1.2% of total revenues) were primarily derived from The Newspaper Network (TNN), Nando Media, The McClatchy Printing Company and Benson Printing Company. Both printing companies were sold in late 1998. Revenues from ongoing operations were $7.5 million in 1998, up 39.2% from 1997 primarily due to higher revenues at TNN.

OPERATING EXPENSES:

         Total operating expenses increased 49.9% and include STAR TRIBUNE's expenses from March 20 through December 27, 1998. Excluding STAR TRIBUNE in 1998 and expenses from operations sold in 1998 and 1997, expenses from the Company's ongoing businesses increased 2.4%. Compensation increased 3.1%, newsprint and supplement expenses increased 10.6% (due mostly to higher newsprint prices) and all other operating expenses, including depreciation and amortization, increased less than 1.0%. Management estimates that, had it not changed to period reporting, operating expenses would have risen between 2.0% to 4.0%, mostly reflecting general inflation.

NON-OPERATING (EXPENSE) INCOME - NET:

         The Company's net interest expense increased to $62.2 million from $8.6 million in 1997, reflecting service on the debt incurred to complete the Star Tribune transaction. Its share of the Ponderay Newsprint Company (Ponderay) income (see note 1 to the consolidated financial statements) was $1.5 million versus a loss of $500,000 in 1997 when newsprint prices were lower.

         The 1998 non-operating (expense) income-net includes gains on the sales of certain investments and amortization of unearned covenant revenue (from the Star Tribune) totaling $2.0 million, while the 1997 results include pre-tax gains of $9.3 million on the sale of business operations and real estate holdings.

INCOME TAXES:

         The Company's effective tax rate is 50.0% in 1998, up from a 40.8% rate in 1997 due primarily to the non-deductible expenses associated with the Star Tribune transaction. See note 5 to the consolidated financial statements.

1997 COMPARED TO 1996

         Net income was $69.2 million or $1.81 per diluted share in 1997 compared to $42.1 million or $1.11 per diluted share in 1996 (both restated for the change in inventory accounting). Net income from ongoing operations -- excluding the gains on the sales of community newspapers, other businesses and non-strategic assets in 1997 and 1996 -- was $63.8 million or $1.67 per share in 1997 versus $40.5 million or $1.08 per share in 1996.

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

OPERATING REVENUES (in thousands):

                                                1997        1996    % Change
                                            ----------- ----------- -----------

            California newspapers           $  318,227  $  310,719      2.4
            Carolinas newspapers               167,479     153,674      9.0
            Northwest newspapers               144,157     143,569      0.4
            Non-newspaper operations            12,087      16,271     (25.7)
                                            =========== ===========
                                            $  641,950  $  624,233       2.8
                                            =========== ===========

         CALIFORNIA - The California newspapers generated 49.6% of total revenues in 1997 and increased $7.5 million over 1996. Revenues were up $14.1 million or 4.7% excluding the four community newspapers sold in February 1997. The three Bee newspapers, located in Sacramento, Fresno and Modesto, California are the Company's primary businesses in this region and recorded $12.0 million in higher advertising revenues. Circulation revenues declined nominally in 1997, while revenues from non-traditional sources, i.e. niche products, on-line services, etc., increased $2.0 million (primarily at THE SACRAMENTO BEE).

         CAROLINAS - The Carolina newspapers generated 26.1% of total revenues in 1997 and increased $13.8 million, with $12.2 million from the North Carolina newspapers -- primarily THE NEWS & OBSERVER in Raleigh, and the remainder from the Company's three South Carolina dailies. Advertising revenues increased $12.2 million in 1997 while circulation revenues were up $918,000.

         NORTHWEST - The Northwest newspapers generated 22.5% of total revenues and reported a $588,000 increase in revenues. Revenues were up $2.2 million or 1.6% excluding the Ellensburg DAILY RECORD which was sold in December 1996. Retailer consolidation in the two Washington markets, Tacoma and Tri-Cities, and lower commercial printing revenues at the ANCHORAGE DAILY NEWS slowed the growth in revenues in this region. Advertising revenues increased $2.1 million (excluding Ellensburg) while circulation revenues declined $446,000 at the ongoing operations.

         NON-NEWSPAPER - Revenues at the Company's non-newspaper operations declined $4.2 million. These operations which account for 1.8% of total company revenues included The Newspaper Network, N&O's New Media Division (primarily Nando Media, the Company's on-line publishing company), McClatchy Printing Company, Benson Printing Company, and Legi-Tech. Revenues declined due mostly to the sale of Nando Media's internet access business and a reorganization at McClatchy Printing Company.

OPERATING EXPENSES:

         Operating expenses were down 3.3% in 1997. However, excluding the operating expenses of the sold community newspapers, expenses were down 1.6%. At the Company's ongoing operations, newsprint and supplement cost declined 17.2% due primarily to lower average newsprint prices. Excluding newsprint and supplement cost and expenses of the sold newspapers, total other operating expenses were up 2.7% reflecting increased costs associated with new product development and promotions in 1997. Other expense increases were tempered by the low rate of inflation in 1997.

NON-OPERATING (EXPENSES) INCOME - NET:

         Interest expense declined $4.6 million as the Company paid down debt. Ponderay reported a loss in 1997 due to lower newsprint prices. Hence, the Company recorded a loss of $500,000 in 1997 versus income of $3.0 million in 1996 as its share of Ponderay's results.

         A pre-tax gain of $6.7 million was realized on the sale of four community newspapers in 1997 versus a pre-tax gain of $2.8 million on the sale of the Ellensburg DAILY RECORD in 1996. Also, a pre-tax gain of $2.5 million was recorded on the sale of Legi-Tech and other non-strategic real estate assets.

INCOME TAXES:

         The Company's effective tax rate was 40.8% in 1997 versus 42.9% in 1996. The tax rate was lower primarily because of a difference in the book and tax basis of intangibles at some of the sold operations -- see note 5 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $9.7 million at December 27, 1998, versus $8.7 million at the end of 1997. See notes 2 and 4 to the consolidated financial statements (and below) for a discussion of the impact of the acquisition of the STAR TRIBUNE on the Company's liquidity and capital resources.

         The Company generated $134.5 million of cash from operating activities in 1998 and has generated an aggregate of $352.1 million over the last three years. During 1998, the Company received $184.3 million in proceeds from the sale of businesses and assets, and $1.25 billion in proceeds from long-term debt (discussed below). The major uses of cash over the three year period have been to consummate the STAR TRIBUNE acquisition ($1.1 billion), to purchase property, plant and equipment (see below), and to repay debt. Cash has also been used to pay dividends. In 1998, the Company repaid $296.4 million of bank debt and paid $16.3 million in dividends. Proceeds from issuing Class A stock under employee stock plans totaled $4.5 million in 1998. See the Company's Statement of Cash Flows on page 34.

         The Company expended a total of $35.1 million in 1998 for capital projects and equipment to improve productivity and keep pace with growth and new technology. Capital expenditures over the last three years have totaled $90.1 million and planned expenditures in 1999 are estimated to be approximately $42 million at existing operations.

         See notes 1 and 9 to the consolidated financial statements for a discussion of the Company's commitments to Ponderay.

         A syndicate of banks and financial institutions have provided the debt financing of the Cowles merger under a new Bank Credit Agreement (Credit Agreement). The Credit Agreement consists of the following: A term loan consisting of Tranche A of $735 million bore interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points, and is payable in seven years, and Tranche B of $330 million bore interest at LIBOR plus 175 basis points and is payable in nine and one-half years. A revolving credit line of up to $200 million bore interest at LIBOR plus 125 basis points and is payable in seven years. As the Company reduces the outstanding debt relative to cash flow (as defined in the Credit Agreement), the interest rate spread over LIBOR will decline (see below). The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty. The Company intends to accelerate payments on this debt as cash generation allows.

         Beginning in 1999, the interest rate spread over LIBOR declined to 62.5 basis points for Tranche A and the revolving credit line, and declined to 150 basis points for Tranche B.

         The definitive terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

         While the Company expects that most of its free cash flow generated from operations in 1999 and in the foreseeable future will be used to repay debt, management is of the opinion that operating cash flow and its credit facilities as described above are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

         The Company had $70.2 million of available credit under its current bank credit agreement at December 27, 1998.

YEAR 2000 COMPLIANCE

         The Company's Year 2000 Compliance Plan includes a definition of Year 2000 conformity, compliance certification standards, reporting and risk management structures. The Company's target date for completion of all remediation projects is July 1, 1999. At the time of this filing, the Company remains on schedule and fully expects to meet this date of completion.

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

         For purposes of achieving remediation, a combination of internal effort, upgrades from vendors, external programmers and consultants, replacement systems or, in a few cases, retirement of systems are being used. To date, the Company has completed an inventory and analysis of systems and equipment with date-related logic and is currently in the remediation and testing phases. Historical costs incurred in bringing systems to Year 2000 compliance through December 27, 1998, are estimated to be $500,000. At present, we estimate the incremental cost of making required changes will be approximately $800,000 in additional costs through 1999. Capital projects, previously budgeted for business reasons, which, incidentally, include Year 2000 compliance, total approximately $13 million throughout the Company.

         The Company's 11 daily newspapers generate over 95% of our revenues and profits. The following describes these newspapers' state of readiness for Year 2000, the associated risks and the state of our contingency plans:

NEWSPAPER PRODUCTION FACILITIES AND PROCESSES:

Production Systems:

         The Company has reviewed its computer and mechanical systems at all production facilities and many such systems have been made Year 2000 compliant or will be remediated by the Company's target date. The STAR TRIBUNE will upgrade their press control systems in February 1999. Also, an upgrade on the press control system for one of the four presses at THE SACRAMENTO BEE has been ordered and is expected to be installed during February 1999. These upgrades are considered minor and their absence would not prohibit printing of the daily newspaper.

         If the Company's presses succumb to Year 2000 problems, it would be difficult in our larger markets to print on a timely basis. Although all of our papers have reciprocal printing agreements with other papers in each area, our largest papers, which contribute the greatest revenues, are too large to be printed in their entirety at another location. Hence, these newspapers could be printed late, with smaller editions and with less circulation. This risk would have significant negative revenue implications for the Company. Also, there are no assurances that the other newspapers with which the Company has reciprocal printing arrangements will be Year 2000 compliant. Year 2000 contingency plans at each property outline procedures for off-site printing and special year-end press schedules.

Third Party Suppliers:

         One of the most significant risks associated with the Company's production systems in the Year 2000 may be the Company's ability to receive electrical power from the various utility companies that serve the communities in which it produces newspapers. None of the Company's newspapers currently have electrical generators sufficiently large enough to run printing presses. Hence, if electrical service is unavailable, the Company may have to rely on reciprocal printing agreements (discussed above) or may not be able to produce a daily newspaper. The Company is continuing to monitor the status of its utility providers as to their Year 2000 readiness, but must rely on representations from such vendors. If the Company's utility providers are unable to supply electrical power, it could have significant negative revenue implications for the Company. Current reports from power utility companies have been promising and have led to an increased level of confidence that significant power failures are unlikely. Nonetheless, Company contingency plans and procedures are in place for short-term outages.

         The Company has contacted its newsprint vendors, and we have received written statements that the Company's major newsprint suppliers generally expect to be Year 2000 compliant before January 1, 2000. In addition, we plan to determine in the first half of 1999 whether we will increase our stock of newsprint during the last months of 1999, as additional insurance against potential Year 2000 problems that might be experienced by vendors or delivery systems. The same inquiry process and determinations are being made for all other major material sources, such as ink and plate suppliers.

EDITORIAL SYSTEMS:

         The Company uses editorial systems from various vendors. We maintain software and hardware maintenance contracts with vendors of critical components, and many systems at our newspapers have been made Year 2000 compliant. Our largest newspaper, the STAR TRIBUNE completed upgrades to their editorial system in September 1998. Minor upgrades at a few other newspapers are expected to bring all editorial systems into compliance by July 1, 1999.

         The Company has budgeted to replace existing editorial systems at our California dailies (THE SACRAMENTO BEE, THE MODESTO Bee and THE FRESNO BEE) in 1999 with newer systems which offer increased functionality, including the ability to paginate pages (electronically assemble all elements on a page). These systems are expected to be Year 2000 compliant. THE SACRAMENTO BEE has performed, and THE FRESNO BEE and THE MODESTO BEE will perform, interim software and/or hardware upgrades on the existing editorial systems to meet our Year 2000 compliance standards. Although the hardware vendor has declined to certify certain pieces of hardware as Y2K compliant, extensive testing by the application vendor and THE SACRAMENTO BEE indicates that the existing systems can operate into 2000 without problems should installation of the new systems extend beyond December 31,1999. Replacement of the editorial systems was already planned and budgeted; therefore, they are not directly a Year 2000 compliance expense. Costs to upgrade existing software will be expensed as incurred.

         For the reasons noted above, we believe at this time that the risks of editorial system failure are minimal. For backup purposes, our newspapers possess enough Apple Macintosh workstations (generally immune to Year 2000 issues) with input, processing and output capabilities that, in an emergency, could be used to complete an edition, or even produce new editions for several days, while problems were being resolved. In the case of several newspapers, the primary editorial system functions are currently produced on Macintosh workstations, further reducing risk. In all cases, complications could result in smaller newspapers with less editorial content.

CIRCULATION SYSTEMS:

         It is expected that all circulation systems will be upgraded and be Year 2000 compliant by mid-1999. The majority of these systems are supported by vendor maintenance agreements and in some cases, we rely on the vendor to provide timely releases of compliant versions. Two newspapers, the STAR TRIBUNE and THE MODESTO BEE, utilize custom, in-house circulation systems that require internal re-coding. Several components of the circulation system requiring re-coding at the STAR TRIBUNE were completed and moved into production in November 1998. The remaining portion of the remediated code will be put into production by the end of March 1999. THE MODESTO BEE remains on target to achieve compliance on their circulation system by July 1, 1999.

         In the event that a circulation system should fail, Company contingency plans provide for backup delivery lists to be created immediately prior to the end of 1999.

         Post-press (packaging and distribution) systems and mechanical equipment are believed to be either already in compliance or are in the process of being replaced as part of regular cyclical system replacements. We expect all to be Year 2000 compliant by mid-1999. We currently believe our newspapers delivery transportation fleets to be immune from Year 2000 issues.

         The inability to deliver our print products would have negative impact on both circulation and advertising revenues, the primary sources of revenue for the Company.

ADVERTISING SYSTEMS/CUSTOMERS:

Display Systems:

         The Company's newspapers use various systems to produce graphics for run-of-press (display) advertising. While we believe most newspapers' advertising systems are compliant, three of our newspapers, the STAR TRIBUNE, ANCHORAGE DAILY NEWS and THE NEWS & OBSERVER, rely on graphic processing subsystems from a vendor which has not yet provided Year 2000 readiness solutions. Progress on these highly customized systems was made during the fourth quarter of 1998, although full compliance has not been achieved. These three newspapers may be required to replace the systems if they do not achieve Year 2000 compliance, and detailed contingency plans are being developed.

Classified Systems:

         The classified advertising systems at the Company's newspapers are under software and hardware maintenance contracts with vendors, and in most cases, have received or expect to receive upgrades that the Company believes will provide Year 2000 compatibility. Two newspapers, however, will be replacing their classified systems with newer, more functional models. THE NEWS & OBSERVER installed a new, Year 2000 compliant, classified system during the fourth quarter of 1998. The
ANCHORAGE DAILY NEWS applied a Year 2000 upgrade to its existing classified system, and we currently believe the system is Year 2000 compliant; nonetheless, a replacement system is in the process of being installed and is expected to be completed by March 1999.

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

         The Company is currently reviewing a plan to address the issue of Year 2000 readiness with our major advertisers, as they represent a critical source of revenue. Lack of Year 2000 compliance among major advertisers could result in lost advertising revenues.

ACCOUNTING, ADMINISTRATION AND GENERAL:

         In 1997, the Company, in the course of reviewing the effectiveness of its financial and human resource systems, determined to replace the systems at all newspapers with a centralized system that we believe to be Year 2000 compliant. All but two of our newspapers have now switched to the new financial system, and half of our newspapers have moved to the new payroll and human resources system. By February 1999, the financial systems and by July 1999 the human resource systems at all newspapers within the Company are expected to operate on this centralized platform.

         We believe financial reporting and accounting responsibilities can be met without the use of automated financial systems. A failure in the Company's financial systems would result in delays in processing payables, receivables, payroll and reporting Company performance while manual (contingency) processes were activated.

         If the automated advertising or circulation management and billing systems fail (see previous discussions of advertising and circulation systems), contingency plans will be implemented that would revert to a manual accounting system. Billing would also be manual, labor intensive and would experience significant delays. Advertising orders would be created using hard copy advertising tickets. A local database or spreadsheet would be used to create run lists for pagination.

         The McClatchy Year 2000 Compliance Plan addressed the need to verify the Year 2000 readiness of any third party that could cause a material impact on the Company. Each McClatchy property identified and requested Year 2000 compliance statements from material vendors and suppliers, content providers, utility companies, financial organizations and other business partners. Where written representations of Year 2000 compliance have not been forthcoming, we assume that the service or product will not be Year 2000 compliant. In the event that any of the Company's material vendors, suppliers or financial institutions are unable to provide the Company with services, materials or financing required to operate the Company's business, it could have a material impact on our operations. To date, no such impact has been identified.

CONTINGENCY PLANS:

         In addition to contingency plans noted in the various systems above, each of our newspapers has developed contingency plans to cope with the possibility that major systems could develop problems. These plans are being reviewed and modified locally and at our corporate office throughout the first half of 1999 as testing of major systems indicate need for further refinement. As an added measure, the Company will conduct, at all locations, start-to-finish functional tests of its production systems in mid-1999 and other significant systems in the fall of 1999.

RISK FACTORS

         We have made "forward-looking statements" in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of McClatchy. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions; financial, reliance on customer and vendor assurances as to their Year 2000 compliance, the completeness of the Company's internal efforts to identify systems that are not Year 2000 compliant and its remediation efforts associated with such systems; increases in newsprint prices and/or printing and distribution costs over anticipated levels; increases in interest rates; competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; an economic downturn in the economies of Minnesota, California's Central Valley, the Carolinas, Washington State and Alaska; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control. Consequently, there can be no assurance that the actual results or developments we anticipate will be realized or that these results or developments will have the expected consequences.

         SUBSTANTIAL LEVERAGE; NEGATIVE NET TANGIBLE ASSETS; LIQUIDITY. On March 19, 1998, we completed a reorganization (the "Reorganization") pursuant to which we implemented a holding company structure and also acquired the STAR TRIBUNE by way of a merger with Cowles Media

Company (the "Cowles Merger"). To finance the Reorganization, we borrowed enough cash to fund payment of the cash due to Cowles stockholders, pay the fees and expenses incurred in connection with the Reorganization and refinance debt assumed from Cowles and pre-existing debt of McClatchy. As of December 27, 1998, we had $1.0 billion of long-term debt. In contrast, our pre-Reorganization consolidated indebtedness was $94.0 million. Furthermore, because $1.2 billion of the purchase price of the Cowles Merger was allocated to intangible assets, such as goodwill, we now have negative net tangible assets. Our net tangible assets as of December 27, 1998, were $(704.0) million.

         This high leverage may have important consequences for us in the future, including the following: (a) our ability to obtain additional financing for future acquisitions (if any), working capital, capital expenditures or other purposes may be impaired or, if we are able to obtain additional financing, it may not be on favorable terms; (b) a substantial portion of our cash flow available from operations, after satisfying certain liabilities arising in the ordinary course of business, will be dedicated to the payment of principal and interest on this indebtedness, thereby reducing funds that would otherwise be available to us; (c) a substantial decrease in our net operating cash flows or a substantial increase in our expenses could make it difficult for us to meet our debt service requirements, or could force us to modify our operations; and (d) our leverage may make us more vulnerable to a downturn in our business or the economy generally. In addition, the terms of the Reorganization borrowing agreements include operating and financial restrictions, such as limits on our ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. The Reorganization debt is secured by certain assets of McClatchy. All of the Reorganization debt is pre-payable without penalty. Although we have no present plan in place for early repayment of this debt, we intend to accelerate payments on this debt as cash generation allows.

         Our principal sources of liquidity are cash flow from operations and borrowings under a revolving credit facility. Our principal uses of liquidity will be to provide working capital, to meet debt service requirements and other liabilities arising in the ordinary course and to finance our strategic plans. A revolving credit facility is available for our working capital needs. A term loan facility has been drawn in full.

         EARNINGS DILUTION AS A RESULT OF THE COWLES MERGER. Our net income and earning per share for the next several years will be reduced due to increased interest expense as a result of the incurrence of additional long-term debt in the Cowles Merger, the amortization of the identifiable intangibles and goodwill associated with the Cowles Merger, and the issuance of shares of our Class A Common Stock in the Cowles Merger. Assuming that the Cowles Merger had occurred on January 1, 1997, our pro forma income from continuing operations for the fiscal year ended December 31, 1997 would have been approximately $32.5 million, as compared to $69.2 million of income from continuing operations for McClatchy Newspapers, Inc. for the same period on a historical basis (restated for a change in inventory accounting - see note 3 to the consolidated financial statements). Similarly, our pro forma interest expense for fiscal 1997 would have been approximately $83.8 million, as compared to approximately $8.7 million for McClatchy Newspapers, Inc. for the same period on a historical basis. Assuming that the Cowles Merger had occurred on January 1, 1998, our pro forma income from continuing operations for the year ended

December 27, 1998, would have been approximately $22.2 million as compared to $61.1 million of income from continuing operations for The McClatchy Company for the same period on a historical basis. Similarly, pro forma interest expense for 1998 would have been approximately $78.6 million, as compared to approximately $62.8 million for The McClatchy Company for the same period on a historical basis. There can be no assurance that this reduction in earnings per share and net income from continuing operations will not have a negative impact on the market price of our Class A Common Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

         In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements to help maintain the overall interest rate parameters set by management. None of these agreements were entered into for trading purposes. (See notes 4 and 11 to the consolidated financial statements.) As a result of this interest rate mix, a hypothetical 10 percent change in interest rates would have a $0.04 to $0.07 per share increase or decrease in the Company's results of operations. It would also impact the fair values of its market risk sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


Report of Deloitte & Touche LLP                                   30
Consolidated Statement of Income                                  31
Consolidated Balance Sheet                                        32
Consolidated Statement of Cash Flows                              34
Consolidated Statement of Stockholders' Equity                    35
Notes to Consolidated Financial Statements                        36
Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts              57

All other schedules are omitted as not applicable under the rules of Regulation S-X.

                          INDEPENDENT AUDITORS' REPORT


The McClatchy Company:

         We have audited the accompanying consolidated balance sheets of The McClatchy Company and its subsidiaries as of December 27, 1998, and December 31, 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 27, 1998. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The McClatchy Company and its subsidiaries at December 27, 1998 and December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

       As discussed in Note 3 to the consolidated financial statements, in 1998 the Company changed its method of accounting for newsprint inventory.



Deloitte & Touche LLP
Sacramento, California
February 2, 1999

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)                                        Year Ended
                                                               -------------------------------------------
                                                               December 27,            December 31,
                                                               ------------      -------------------------
                                                                   1998             1997           1996
                                                               ------------      ---------       ---------
                                                                                  Restated        Restated
REVENUES - NET Newspapers:
           Advertising                                          $ 756,052        $ 504,745       $ 484,460
           Circulation                                            162,433          107,298         108,317
           Other                                                   38,331           17,820          15,185
                                                                ---------        ---------       ---------
                                                                  956,816          629,863         607,962
    Non-newspapers                                                 11,835           12,087          16,271
                                                                ---------        ---------       ---------
                                                                  968,651          641,950         624,233
OPERATING EXPENSES
     Compensation                                                 365,760          254,048         253,327
     Newsprint and supplements                                    154,778           96,138         116,896
     Depreciation and amortization                                 93,786           53,269          52,954
     Other operating expenses                                     173,469          122,009         120,001
                                                                ---------        ---------       ---------
                                                                  787,793          525,464         543,178
                                                                ---------        ---------       ---------

OPERATING INCOME                                                  180,858          116,486          81,055

NON-OPERATING (EXPENSES) INCOME
     Interest expense                                             (62,820)          (8,698)        (13,321)
     Investment income                                                651               83             102
     Partnership income (loss)                                      1,450             (500)          3,024
     Gain (loss) on sale of newspaper operations and
          other business operations/assets                           (111)           9,254           2,840
     Other - net                                                    2,075              366              35
                                                                ---------        ---------       ---------
                                                                  (58,755)             505          (7,320)
                                                                ---------        ---------       ---------

INCOME BEFORE INCOME TAX PROVISION                                122,103          116,991          73,735
INCOME TAX PROVISION                                               61,052           47,759          31,629
                                                                ---------        ---------       ---------

NET INCOME                                                      $  61,051        $  69,232       $  42,106
                                                                =========        =========       =========
NET INCOME PER COMMON SHARE:
     Basic                                                      $    1.41        $    1.82       $    1.12
     Diluted                                                    $    1.41        $    1.81       $    1.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
     Basic                                                         43,199           37,971          37,593
     Diluted                                                       43,349           38,155          37,812
See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)                                 December 27,      December 31,
                                                                         1998             1997
                                                                    ---------------   ------------
ASSETS                                                                                  Restated

CURRENT ASSETS
    Cash                                                            $       9,650     $     8,671
    Trade receivables (less allowances of $4,835 in 1998
           and $2,162 in 1997)                                            149,685          93,069
    Other receivables                                                       2,762           2,143
    Newsprint, ink and other inventories                                   16,587          11,735
    Deferred income taxes                                                  17,441           8,477
    Other current assets                                                    4,414           2,717
                                                                    --------------   -------------
                                                                          200,539         126,812
PROPERTY, PLANT AND EQUIPMENT
    Buildings and improvements                                            203,842         160,443
    Equipment                                                             446,236         371,312
                                                                    --------------   -------------
                                                                          650,078         531,755

    Less accumulated depreciation                                        (275,230)       (246,236)
                                                                    --------------   -------------
                                                                          374,848         285,519
    Land                                                                   56,593          34,199
    Construction in progress                                               21,961           5,468
                                                                    --------------   -------------
                                                                          453,402         325,186

INTANGIBLES - NET                                                       1,510,954         393,215

OTHER ASSETS                                                               81,830          12,585
                                                                    --------------   -------------

TOTAL ASSETS                                                        $   2,246,725    $    857,798
                                                                    ==============   =============

See notes to consolidated financial statements

                                                                  December 27,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1998             1997
                                                                  -------------    -------------
                                                                                      Restated
CURRENT LIABILITIES
    Accounts payable                                                $   68,358       $  35,613
    Accrued compensation                                                62,038          27,956
    Income taxes                                                        29,222           1,877
    Unearned revenue                                                    33,602          19,308

    Carrier deposits                                                     4,071           3,980
    Other accrued liabilities                                           23,099           9,709
                                                                  -------------    ------------
                                                                       220,390          98,443

LONG-TERM BANK DEBT                                                  1,004,000          94,000

OTHER LONG-TERM OBLIGATIONS                                             75,274          40,406

DEFERRED INCOME TAXES                                                  140,056          57,894

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY Common stock $.01 par value:
       Class A - authorized
             100,000,000 shares, issued
             16,033,763 in 1998 and 9,421,383 in 1997                      160              94
       Class B - authorized
             60,000,000 shares, issued
             28,655,912 in 1998 and 28,685,912 in 1997                     287             287
       Additional paid-in capital                                      269,523          74,354
       Retained earnings                                               537,035         492,320
                                                                  -------------    ------------
                                                                       807,005        567,055
                                                                  -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 2,246,725      $  857,798
                                                                  =============    ============

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)                                                                    Year Ended
                                                                    -------------------------------------------
                                                                    December 27,             December 31,
                                                                                     --------------------------
                                                                        1998             1997           1996
                                                                    ------------     -----------    ------------
                                                                                       Restated        Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $  61,051        $ 69,232        $ 42,106
    Reconciliation to net cash provided:
       Depreciation and amortization                                    96,556          53,411          53,110
       Deferred income taxes                                             3,607          (2,031)         (3,441)
       Partnership (income) losses                                      (1,450)            500          (3,024)
       Loss (gain) on sale of newspaper operations
               and other business operations/assets                        111          (9,254)         (2,840)
       Changes in certain assets and liabilities - net                 (25,646)          5,806          13,694
       Other                                                               249            (221)            585
                                                                    ------------     -----------    ------------
          Net cash provided by operating activities                    134,478         117,443         100,190

CASH FLOWS FROM INVESTING ACTIVITIES:
     Merger of Cowles Media Company                                 (1,099,518)              -               -
     Purchases of property, plant and equipment                        (35,111)        (23,243)        (31,737)
     Other acquisitions                                                      -          (1,813)         (1,844)
     Sale of newspaper and other business operations                   184,290          14,340           6,808
     Other - net                                                             -             732             (85)
                                                                    ------------     -----------    ------------
          Net cash used by investing activities                       (950,339)         (9,984)        (26,858)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                    1,125,000               -               -
     Repayment of long-term debt                                      (296,370)        (96,000)        (63,000)
     Payment of cash dividends                                         (16,336)        (14,439)        (12,163)
     Other - principally stock issuances                                 4,546           5,774           4,456
                                                                    ------------     -----------    ------------
          Net cash provided (used) by financing activities             816,840        (104,665)        (70,707)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    979           2,794           2,625
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             8,671           5,877           3,252
                                                                    ------------     -----------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $  9,650         $ 8,671         $ 5,877
                                                                    ============     ===========    ============
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
                                                           Par Value       Additional     Restated    Treasury
                                                       -------------------   Paid-In      Retained      Stock      Restated
                                                        Class A   Class B    Capital      Earnings     At Cost       Total
                                                       ---------- -------- ------------ ------------- ---------- --------------

BALANCES, DECEMBER 31, 1995                              $    85   $  289     $ 62,447     $ 407,584    $  (371)     $ 470,034
Net income                                                                                    42,106                    42,106
Dividends paid ($.323 per share)                                                             (12,163)                  (12,163)
Conversion of 71,875 Class B
   shares to Class A                                           1      (1)
Issuance of 307,376 Class A shares
     under employee stock plans                                3                 4,453                                   4,456
Tax benefit from stock plans                                                       634                                     634
                                                       ---------- -------- ------------ ------------- ---------- --------------

BALANCES, DECEMBER 31, 1996                                   89      288       67,534       437,527       (371)       505,067
Net income                                                                                    69,232                    69,232
Dividends paid ($.38 per share)                                                              (14,439)                  (14,439)
Conversion of 156,375 Class B
   shares to Class A                                           1      (1)
Issuance of 348,357 Class A shares
     under employee stock plans                                4                 5,805                                   5,809
Tax benefit from stock plans                                                     1,386                                   1,386
Retirement of treasury stock                                                      (371)                     371
                                                       ---------- -------- ------------ ------------- ---------- --------------

BALANCES, DECEMBER 31, 1997                                   94      287       74,354       492,320          -        567,055
Net income                                                                                    61,051                    61,051
Dividends paid ($.38 per share)                                                              (16,336)                  (16,336)
Conversion of 30,000 Class B                                   -        -
   shares to Class A
Issuance of 251,832 Class A shares
     under employee stock plans                                3                 4,543                                   4,546
Issuance of 6,330,548 Class A shares
     for Cowles merger                                        63               189,741                                 189,804
Tax benefit from stock plans                                                       885                                     885
                                                       ---------- -------- ------------ ------------- ---------- --------------

BALANCES, DECEMBER 27, 1998                             $    160   $  287     $269,523     $ 537,035    $     -      $ 807,005
                                                       ========== ======== ============ ============= ========== ==============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         The McClatchy Company (the "Company") and its subsidiaries are engaged primarily in the publication of newspapers located in Minnesota, California, the Northwest (Washington and Alaska) and the Carolinas.

         The consolidated financial statements include the Company and its subsidiaries. Significant inter-company items and transactions are eliminated. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FISCAL YEAR-END - In 1998, the Company changed from a calendar year to a fiscal year ending on the Sunday nearest December 31. Accordingly, the Company's results are reported through December 27, 1998 versus December 31, in prior years. This change did not materially affect 1998 net income.

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

         INVENTORIES are stated at the lower of cost (based principally on the first-in, first-out method) or current market value. See note 3 for a discussion of a change in the method of accounting for newsprint inventory.

         RELATED PARTY TRANSACTIONS - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay") which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see note 9) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid. The Company satisfies this obligation by direct purchase (1998: $16,732,000, 1997:
$18,221,000 and 1996: $20,714,000) or reallocation to other buyers.

         PROPERTY, PLANT AND EQUIPMENT are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. No interest was capitalized in 1998. Capitalized interest aggregated $36,000 in 1997 and $536,000 in 1996.

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

         COMPREHENSIVE INCOME - The Company has no changes in its net assets during any period presented from non-owner sources. Hence, comprehensive income is equal to net income.

         SEGMENT REPORTING - The Company's primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

         EARNINGS PER SHARE (EPS) - Basic EPS excludes dilution and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options -- equivalents calculated using the treasury stock method, no adjustment to net income required) in the period. See note 10.

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

         In connection with the Cowles merger, the Company paid 15% of the consideration by issuing 6,330,548 shares of Class A Common Stock in exchange for Cowles shares and paid cash for the remaining shares. The Class A shares were exchanged using a ratio of 3.01667 shares of McClatchy Class A Common for each Cowles share. The Company incurred bank debt through a syndicate of banks and financial institutions to finance the cash requirements of the merger and to refinance its existing debt (see note 4). Results of the STAR TRIBUNE have been included in the Company's results beginning March 20, 1998.

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

         The merger was accounted for as a purchase, and accordingly, assets acquired and liabilities assumed have been recorded at their fair market values. Assets retained by the Company include approximately $55,319,000 of current assets, $143,978,000 of property, plant and equipment, $1,166,400,000 of intangible assets and $165,788,000 of other assets. Intangible assets include approximately $929,000,000 of goodwill which is being amortized over 40 years. In addition to assuming Cowles' long-term debt, a total of $214,197,000 of deferred taxes and other liabilities were assumed. The Company is continuing to assess the value of certain assets and liabilities, including identifiable intangible assets, severance and other liabilities and will adjust its carrying values as final determinations are made.

         The following table summarizes, on an unaudited proforma basis, the combined results of operations of the Company and its subsidiaries for the years ended December 27, 1998 and December 31, 1997, as though the Cowles merger had taken place on January 1, 1997 (in thousands, except per share amounts):

                                           1998            1997
                                       ------------    ------------
        Revenues                       $  1,051,340    $  1,011,784
        Net income                           22,151          32,536
        Diluted earnings per share     $       0.49  $         0.73

         Cowles Media Company donated $10,000,000 to the Cowles Media Foundation and incurred significant investment banking, legal and other costs associated with the transaction in the first quarter of 1998, contributing to the dilution in the pro forma results for the year ended December 27, 1998.

NOTE 3.   CHANGE IN METHOD OF ACCOUNTING FOR NEWSPRINT
           INVENTORY

         The Company has accounted for newsprint inventories by the first-in, first-out (FIFO) method beginning January 1, 1998, whereas in all prior years inventories were valued using the last-in, first-out (LIFO) method. The new method of accounting for newsprint inventory was adopted to provide for a better matching of revenues and expenses. Additionally, the change will enable the financial reporting to parallel the way management assesses the financial and operational performance of its newspapers. The financial statements of prior years have been restated to apply the new method retroactively, and accordingly, retained earnings as of December 31, 1995 have been increased by $4,340,000 to reflect the restatement. The effect of the accounting change on net income as previously reported for the years ended December 31, 1997 and 1996, is as follows (in thousands):

                                             1997            1996
                                         -----------     -----------

Net income as previously reported        $   68,799      $   44,493

Adjustment for effect of change in
 accounting for newsprint
 inventories applied retroactively              433          (2,387)
                                         ===========     ===========

Net income as adjusted                   $   69,232      $   42,106
                                         ===========     ===========

         The adjustment resulted in an increase of $0.01 to basic and diluted net income per share in 1997 and a reduction of $0.06 to basic and diluted net income per share in 1996.

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

         The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 175 basis points and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus 125 basis points and is payable by March 19, 2005. As the Company reduces the outstanding debt relative to cash flow (as defined in the Credit Agreement), the interest rate spread over LIBOR will decline. Interest rates applicable to debt drawn down at December 27, 1998, ranged from 6.19% to 7.28%. The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty.

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

         Also during the second quarter, the Company entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%. The fair value of these instruments as of December 27, 1998, is summarized in note 11. Payments and receipts under such agreements are recorded as adjustments to interest expense.

         At December 27 1998, the Company had outstanding letters of credit totaling $29,822,000 securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.

At the end of 1998 and 1997, long-term debt consisted of (in thousands):

                                                December 27,        December 31,
                                                    1998                1997
                                              ----------------   -------------
Credit Agreement:
     Term loans                                 $     904,000
     Revolving credit line                            100,000      $   94,000
                                              ----------------   -------------
     Total indebtedness                             1,004,000          94,000
     Less current portion                                   -               -
                                              ================   =============
     Long-term indebtedness                     $   1,004,000      $   94,000
                                              ================   =============



Long-term debt matures, as of December of each year, as follows (in thousands):

                                               2000           $   56,625
                                               2001               76,653
                                               2002               95,028
                                               2003              154,747
                                               2004              200,684
                                               Thereafter        420,263
                                                              ----------
                                                              $1,004,000
                                                              ==========

Other long-term obligations consist of (in thousands):

                                                December 27,        December 31,
                                                    1998                1997
                                              ----------------   -------------

     Pension obligations                        $      41,976      $   28,639

     Post retirement benefits obligation               17,736           7,895

     Deferred compensation and other                   15,562           3,872
                                              ----------------   -------------
           Total other long-term obligations    $      75,274      $   40,406
                                              ================   =============

NOTE 5.     INCOME TAXES

Income tax provisions consist of (in thousands):

                                                 Year Ended
                                   --------------------------------------
                                   December 27,          December 31,
                                      1998           1997          1996
                                   ------------    ---------     --------
                                                   Restated      Restated
Current:
          Federal                    $  46,348     $  42,994     $ 31,449
          State                         11,097         6,796        3,621
Deferred:
          Federal                        2,977        (2,084)      (6,212)
          State                            630            53        2,771
                                     ---------     ---------     --------
Income tax provision                 $  61,052     $  47,759     $ 31,629
                                     =========     =========     ========

The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                           Year Ended
                                                ------------------------------
                                                December 27,      December 31,
                                                ------------      ------------
                                                   1998           1997   1996
                                                ------------      ----   ----
Statutory rate                                      35%            35%    35%
State taxes, net of federal benefit                   6              4      5
Amortization of intangibles                           9              3      4
Tax basis adjustment of intangibles sold              -            (1)      -
Other                                                 -              -    (1)
          Effective tax rate                        50%            41%    43%

                                       42

         The components of deferred tax liabilities (benefits) recorded in the Company's Consolidated Balance Sheet on December 27, 1998, and December 31, 1997, are (in thousands):

                                                                    1998           1997
                                                                 ---------       --------
                                                                                 Restated
Depreciation and amortization                                    $ 115,030       $ 55,571

Partnership losses                                                   7,275          7,897

State taxes                                                          8,871            762
Deferred compensation                                              (13,492)       (18,630)

Other                                                                4,931          3,817
                                                                 ---------       ---------
          Deferred tax liability (net of $17,441
          in 1998 and $8,477 in 1997 reported
          as current assets)                                     $ 122,615       $ 49,417
                                                                 =========       ========

NOTE 6.       INTANGIBLES

Intangibles consist of (in thousands):

                                                 December 27,     December 31,
                                                     1998            1997
                                                 ------------     ------------
Identifiable intangible assets,
          primarily customer lists               $   385,073        $ 147,196
Excess purchase prices over
          identifiable intangible assets           1,290,291          362,098
                                                 ------------     ------------
          Total                                    1,675,364          509,294
Less accumulated amortization                        164,410          116,079
                                                 ------------     ------------

Intangibles - net                                $ 1,510,954        $ 393,215
                                                 ============     ============

NOTE 7.  EMPLOYEE BENEFITS

RETIREMENT PLANS:

         The Company sponsors defined benefit pension plans (retirement plans) which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of investments in marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts. The Company contributed $1.2 million to multi-employer retirement plans in 1998.

         The Company also has a number of supplemental retirement plans to provide key employees with additional retirement benefits. The terms of the plans are generally the same as those of the retirement plans, except that the supplemental retirement plans are limited to key employees and benefits under them are reduced by benefits received under the retirement plans. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is included in other long-term obligations.

         The elements of pension costs are as follows (in thousands):

                                                       December 27,            December 31,
                                                    ------------------ ---------------------------
                                                          1998             1997          1996
                                                    ------------------ ------------- -------------

Cost of benefits earned during the year                  $ 12,603         $ 7,409      $  7,451
Interest on projected benefit obligation                   21,793          10,456         9,367
Expected return on plan assets                            (30,818)        (10,836)       (9,715)
Prior service cost amortization                               741             558           566
Actuarial (gain) loss                                        (532)             11           (27)
Transition amount amortization                               (547)           (547)         (547)
                                                    ------------------ ------------- -------------

          Net pension cost                               $  3,240         $  7,051     $  7,095
                                                    ================== ============= =============

         The Company also provides or subsidizes certain retiree health care and life insurance benefits. In 1997, the Company terminated certain life insurance benefits for employees retiring on or after January 1, 1998, and accordingly, recorded a curtailment gain of $417,000. The elements of post-retirement expenses are as follows (in thousands):

                                       December 27,             December 31,
                                       ------------       ----------------------
                                           1998            1997          1996
                                         -------          -------        -------
Service                                  $   445          $     3        $    22
Interest                                     890              351            401
Actuarial gain                              (665)            (654)          (184)
Curtailment gain                               -             (417)             -
                                         -------          -------        -------
Net post-retirement
     benefit expense (income)            $   670          $  (717)       $   239
                                         =======          =======        =======

         A reconciliation of the plans' benefit obligations, fair value of assets, funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 27, 1998, and December 31, 1997, are as follows (in thousands):

                                                              Retirement Plans           Post-retirement Plans
                                                              ----------------           ---------------------
                                                          1998             1997            1998           1997
                                                          ----             ----            ----           ----
Change in benefit obligations:
     Beginning of year                                 $ 158,823        $ 136,492       $  4,895        $  5,535
     Service cost                                         12,579            7,414            445               3
     Interest costs                                       21,817           10,465            890             351
     Acquisition                                         173,499                -          9,008               -
     Plan amendments                                       2,506                -            142            (417)
     Actuarial loss (gain)                                15,397           10,361            668            (112)
     Benefits paid                                       (16,671)          (5,909)        (1,299)           (465)
                                                       ---------        ---------       --------        --------
     End of year                                         367,950          158,823         14,749           4,895
                                                       ---------        ---------       --------        --------

Change in fair market value of assets:
     Beginning of year                                   150,582          131,371              -               -
     Acquisition                                         225,250                -              -               -
     Return on assets                                     49,171           23,916              -               -
     Contributions                                           562            1,204          1,299             465
     Benefit payments                                    (16,671)          (5,909)        (1,299)           (465)
                                                       ---------        ---------       --------        --------
    End of year                                          408,894          150,582              -               -
                                                       ---------        ---------       --------        --------

Funded status                                             40,944           (8,241)       (14,749)         (4,895)
     Unrecongnized net gain                              (23,191)         (20,767)        (3,222)         (3,215)
     Transition asset                                     (1,642)          (2,189)             -               -
     Prior service costs                                   4,727            2,962              -               -
                                                       ---------        ---------       --------        --------
     Prepaid (accrued ) cost                           $  20,838        $ (28,235)      $(17,971)       $ (8,110)
                                                       =========        =========       ========        ========

Amounts recognized:
     Prepaid benefit cost                              $  61,630
     Accrued benefit liability                           (40,792)       $ (28,235)      $(17,971)       $ (8,110)
     Additional liability                                 (1,184)  -                           -  -
     Intangible asset                                      1,184   -                           -  -
                                                       ---------        ---------       --------        --------
     Net amount recognized                             $  20,838        $ (28,235)      $(17,971)       $ (8,110)
                                                       =========        =========       ========        ========

         Weighted average assumptions used for valuing benefit obligations were:

                                                        1998        1997
                                                     ----------  ----------
         Retirement and Post-retirement Plans:
              Discount rate in determining benefit
                   obligation                           6.75%         7.25%
         Retirement Plans:
              Expected long-term rate of return
                   on assets                            9.00%          9.00%
              Rates of compensation increase      3.5% - 5.0%    3.5% - 5.0%

         For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets were $20.3 million, $18.4 million and $0, respectively, as of December 27, 1998, and $11.0 million, $9.0 million and $0, respectively, as of December 31, 1997.

         For the McClatchy Newspaper, Inc., post-retirement plan (benefit obligation of $4.9 million, income of $292,000), the medical care cost trend rates are estimated to decline from 8.75% in 1998 to 5.8% by the year 2002. A 1.0% change in the assumed health care cost trend rate would have increased the APBO and the annual service cost by 1.4 %. For the STAR TRIBUNE post-retirement plan, the medical cost trend rates are expected to decline form 8.8% in 1998 to 5.5% by the year 2004. For the Star Tribune's plan (benefit obligation of $9.8 million and expense of $962,000), a 1.0% change in the assumed health care cost trend rate would have increased the benefit obligation and expense by 9.2% and 12.5%, respectively, and decreased each by 8.1% and 10.8%, respectively.

         The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. The Company's mandatory matching contributions to the 401(k) plans were $6,010,000 in 1998, $5,123,000 in 1997 and $4,704,000 in 1996.

NOTE 8.  CASH FLOW INFORMATION

         Net cash paid in connection with the Cowles merger in 1998 consists of (in thousands):

         Fair value of assets acquired          $   1,542,690
         Fair value of liabilities assumed           (282,893)
         Issuance of Class A common stock            (189,804)
         Fees and expenses                             31,654
         Less cash acquired                            (2,129)
                                                ===============
                                                $   1,099,518
                                                ===============

         No significant acquisitions were made in 1997 and 1996.

         Cash paid during the years ended December 27, 1998, and December 31, 1997 and 1996, for interest and income taxes were (in thousands):

                                                  1998      1997      1996
                                                --------  --------  --------
         Interest paid
             (net of amount capitalized)        $ 53,626  $  9,255  $ 13,699
         Income taxes paid
             (net of refunds)                     47,508    51,262    27,543

         Cash provided or used by operations was affected by changes in certain assets and liabilities, net of the effects of acquired newspaper operations, as follows (in thousands):

                                                            December 27,          December 31,
                                                          ----------------- ---------------------------
                                                                1998            1997          1996
                                                          ----------------- ------------- -------------
                                                                              Restated      Restated
Increase (decrease) in assets:
          Trade receivables                                      $  27,837     $  11,875     $ 12,419
          Inventories                                                2,066           738       (9,838)
          Other assets                                               2,005           391       (5,895)
                                                          ----------------- ------------- -------------
               Total                                                31,908        13,004       (3,314)
                                                          ----------------- ------------- -------------

Increase (decrease) in liabilities:
          Accounts payable                                          11,985        12,831        2,656
          Accrued compensation                                     (19,637)        5,408        6,024
          Income taxes                                               9,987        (1,474)       5,371
          Other liabilities                                          3,927         2,045       (3,671)
                                                          ----------------- ------------- -------------
               Total                                                 6,262        18,810       10,380
                                                          ----------------- ------------- -------------
Net cash (decrease) increase from changes in
          certain assets and liabilities                         $ (25,646)    $   5,806     $ 13,694
                                                          ================= ============= =============

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         The Company guarantees $20,539,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

         The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through January 2009. Total rental expense amounted to $5,355,000 in 1998, $2,838,000 in 1997 and $2,584,000
in 1996. Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):

                   1999                  $  6,112
                   2000                     4,183
                   2001                     2,865
                   2002                     1,927
                   2003                     1,201
                   Thereafter               1,546
                                       -----------
                                 Total   $ 17,834
                                       ===========

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

         At December 27, 1998 the Company has five stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No significant amounts of compensation costs have been recognized for its fixed stock option plans and its stock purchase plan.

         The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees.
Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 27, 1998, 867,150 shares of Class A common stock have been issued under the Purchase Plan.

         The Company has three stock option plans which reserve 3,312,500 Class A common shares for issuance to key employees -- the 1987, 1994 and 1997 plans ("Employee Plans"). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A common stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative except in limited circumstances.

         The Company's amended and restated stock option plan for outside directors (the Directors' Plan) provides for the issuance of up to 187,500 shares of Class A stock. Under the plan each outside director was granted an option at fair market value at the conclusion of each regular annual meeting of stockholders for 2,500 shares. Terms of the Directors' Plan are similar to the terms of the Employee Plans. Outstanding options are summarized as follows:

                                                   Employee Plans                    Directors' Plan
                                          ---------------------------------- --------------------------------
                                                               Weighted                         Weighted
                                                                Average                         Average
                                                               Exercise                         Exercise
                                              Options            Price          Options          Price
                                          ----------------- ---------------- -------------- -----------------
     December 31, 1995                             989,000         $  15.88         75,000          $  17.22
Granted                                            203,000            25.10         15,000             18.90
Exercised                                         (215,382)           13.77         (5,625)            16.83

Forfeited                                           (2,032)           16.94              -                 -
                                          -----------------                  --------------
Outstanding,
     December 31, 1996                             974,586            18.29         84,375             17.54
Granted                                            204,000            28.19         16,875             25.75
Exercised                                         (270,307)           15.83         (7,500)            16.58
                                          -----------------                  --------------
Outstanding,
     December 31, 1997                             908,279            21.24         93,750             19.09
Granted                                            558,362            29.10         27,500             30.00
Exercised                                         (175,955)           15.41         (1,875)            16.60
Forfeited                                          (48,528)           23.82         (2,500)            30.00
                                          -----------------                  --------------
Outstanding,
     December 27, 1998                           1,242,158            25.48        116,875             21.47
                                          =================                  ==============


                                                               Employee                        Directors'
                                                                 Plans                            Plan
                                                            ----------------                -----------------
Options exercisable:
     December 31, 1996                                              367,737                           50,166
     December 31, 1997                                              298,834                           55,792
     December 27, 1998                                              337,494                           71,260

         The following tables summarize information about fixed stock options outstanding in the stock plans at December 27, 1998:

                                                         EMPLOYEE PLANS
----------------------------------------------------------------------------------------------------------------------
                                                      Average         Weighted                           Weighted
                                                     Remaining         Average                            Average
      Range of Exercise             Options         Contractual       Exercise           Options         Exercise
            Prices                Outstanding          Life             Price          Exercisable         Price
            ------                -----------          ----             -----          -----------         -----

      $  6.35 - $ 18.10             368,190            5.38            $ 16.90           281,457          $ 15.74
      $ 19.20 - $ 28.19             451,468            8.31            $ 26.52            56,037          $ 24.26
      $ 29.75 - $ 30.63              60,000            9.32            $ 29.96              -                -
           $ 32.88                  362,500            9.93            $ 32.88              -                -


                                                           DIRECTORS' PLAN
----------------------------------------------------------------------------------------------------------------------
                                                      Average         Weighted                           Weighted
                                                     Remaining         Average                            Average
      Range of Exercise             Options         Contractual       Exercise           Options         Exercise
            Prices                Outstanding          Life             Price          Exercisable         Price
            ------                -----------          ----             -----          -----------         -----

      $ 14.60 - $ 18.20              46,875            3.66            $ 17.05           46,875           $ 17.05
      $ 18.40 - $ 25.75              45,000            7.47            $ 21.32           24,385           $ 20.27
           $ 30.00                   25,000            9.40            $ 30.00                  -           $ -


         Had compensation costs for the Company's five stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                      1998            1997            1996
                                    --------        --------        --------
Net income:                                         Restated        Restated
     As reported                    $ 61,051        $ 69,232        $ 42,106
     Pro forma                      $ 59,402        $ 68,406        $ 41,855

Earnings per common share:
     As reported
          Basic                     $   1.41        $   1.82        $   1.12
          Diluted                   $   1.41        $   1.81        $   1.11
     Pro forma
          Basic                     $   1.38        $   1.80        $   1.11
          Diluted                   $   1.37        $   1.79        $   1.10

         The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

         Compensation costs are calculated for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1998, 1997, and 1996 respectively: dividend yield of 1.2% to 1.4% for all years; an expected life of one to seven years for all years; expected volatility of .2868, .2838 and .2791; and risk-free interest rates of 4.5% to 5.8% in 1998, 5.72 % to 6.62 % in 1997 and 5.4% to 6.4% in
1996. The weighted-average fair value of those purchase rights granted in 1998, 1997, and 1996 was $9.58, $8.99 and $8.31, respectively for Employee Plans and $9.33, $8.28 and $5.61, respectively for the Directors' Plan.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires the determination of fair value for certain of the Company's assets, liabilities and contingent liabilities. In 1997, the fair market value and carrying value of the Company's financial instruments were approximately equal. The following estimates were developed using available market data for instruments held as of December 27, 1998, (in thousands):

                                       Carrying          Estimated
                                        Amount          Fair Value
                                    --------------    --------------
    Cash and cash equivalents        $      9,650     $       9,650
    Long-term debt                      1,004,000         1,004,000
    Interest rate protection
         agreements                             -            (8,009)


NOTE 12. SALE OF NEWSPAPER AND OTHER BUSINESS
                       OPERATIONS

         In 1998, the Company sold The McClatchy Printing Company, Benson Printing Company, the MOUNT OLIVE TRIBUNE (a twice-weekly newspaper in North Carolina) and several niche publications. Total revenues for the sold businesses were $8.6 million in 1998, and the Company reported a net pre-tax loss of $111,000 in non-operating income - (expense) - net.

         On February 28, 1997, the Company completed the sale of the GILROY DISPATCH, THE HOLLISTER FREE LANCE, the MORGAN HILL TIMES and the AMADOR LEDGER DISPATCH. These newspapers had combined daily circulation of approximately 10,150 and weekly circulation of 12,800, and generated $7.6 million in revenues in 1996. The Company reported a $6,748,000 pre-tax gain on the sale which is included in non-operating (expenses) income. The Company sold Legi-Tech, its on-line legislative tracking company and certain real estate and recorded a $2,506,000 pre-tax gain in this area.

         The Ellensburg DAILY RECORD in Washington state was sold in December 1996 and a pre-tax gain of $3,218,000 was recorded in non-operating income. The Company also sold Nando's internet access operations and Legi-Tech's Florida operations in 1996 and recorded a pre-tax loss of $378,000 on the sales.

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

                                          1st               2nd              3rd               4th
                                        Quarter           Quarter          Quarter           Quarter
                                     -------------    --------------    -------------    -------------
1998:
Revenues-net                         $     163,963    $      267,007    $     263,129    $     274,552
Operating income                            22,665            52,525           48,863           56,805
Net income                                   9,245            16,682           14,026           21,098
Net income per common share                   0.24              0.37             0.31             0.47

1997 RESTATED:
Revenues-net                         $     150,621    $      162,280    $     159,600    $     169,449
Operating income                            22,915            32,670           27,034           33,867
Net income (1)                              15,431            17,668           15,589           20,544
Net income per common share (1)               0.41              0.46             0.41             0.54


         (1) Net income and net income per share have been adjusted to reflect FIFO inventory accounting (see note 3) and reflect basic and diluted EPS, except the second quarter when basic EPS is $0.47 and diluted EPS is $0.46.

         In February 1997, the Company recorded an after-tax gain of 10 cents per share on the sale of four community newspapers, while in the third and fourth quarters of 1997 the Company recorded an after-tax gain of one cent per share and three cents per share, respectively, on the sale of a non-newspaper business and certain real estate assets. In 1998, the Company sold operations and recorded a one cent per share loss in the third quarter and a one cent per share gain in the fourth quarter.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions "Nominees for Class A Directors", "Nominees for Class B Directors" and "Other Executive Officers" under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the headings "Compensation", "Executive Compensation", "Stock Option Awards", "Option Exercises and Holdings", "Pension Plans" and "Employment Agreement" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the headings "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

a)   (1)&(2)      Financial Statements and Financial Statement
                  Schedules  filed as a part of this  Report  as  listed  in the
                  Index  to  Financial   Statements   and  Financial   Statement
                  Schedules on page 29 hereof.

     (3) Exhibits filed as part of this Report as listed in the Exhibit Index beginning on page 58 hereof.

b) Reports on Form 8-K - The Company filed a Form 8-K dated October 8, 1998, to report the change in the Company's fiscal year under Item 8 of Form 8-K.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 29, 1999.

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

             SIGNATURE                                                TITLE                        DATE
             ---------                                                -----                        ----

PRINCIPAL EXECUTIVE OFFICERS:



/S/            GARY B. PRUITT                              President, Chief Executive         March 29, 1999
--------------------------------------------------         Officer and Director
              (Gary B. Pruitt)


PRINCIPAL FINANCIAL OFFICER:


/S/            JAMES P. SMITH                              Vice President,                    March 29, 1999
--------------------------------------------------         Finance, Treasurer
              (James P. Smith)



PRINCIPAL ACCOUNTING OFFICER:


/S/           ROBERT W. BERGER                             Controller                         March 29, 1999
--------------------------------------------------
             (Robert W. Berger)



SIGNATURES-(CONTINUED)

             SIGNATURE                                                TITLE                        DATE
             ---------                                                -----                        ----

DIRECTORS:



/S/           ELIZABETH BALLANTINE                         Director                           March 29, 1999
--------------------------------------------------
             (Elizabeth Ballantine)




/S/            WILLIAM K. COBLENTZ                         Director                           March 29, 1999
--------------------------------------------------
              (William K. Coblentz)



/S/         MOLLY MALONEY EVANGELISTI                      Director                           March 29, 1999
-----------------------------------------
           (Molly Maloney Evangelisti)



/S/               JOAN F. LANE                             Director                           March 29, 1999
--------------------------------------------------
                 (Joan F. Lane)



/S/              R. LARRY JINKS                            Director                           March 29, 1999
--------------------------------------------------
                (R. Larry Jinks)



/S/            JAMES B. MCCLATCHY                          Publisher and                      March 29, 1999
--------------------------------------------------         Director
              (James B. McClatchy)



/S/              KEVIN MCCLATCHY                           Director                           March 29, 1999
--------------------------------------------------
                (Kevin McClatchy)



/S/            WILLIAM ELLERY MCCLATCHY                    Director                           March 29, 1999
--------------------------------------------------
           (William Ellery McClatchy)



SIGNATURES-(CONTINUED)

             SIGNATURE                                                TITLE                        DATE
             ---------                                                -----                        ----

DIRECTORS:



/S/                ERWIN POTTS                             Chairman of the Board and          March 29, 1999
--------------------------------------------------         Director
                  (Erwin Potts)



/S/          S. DONLEY RITCHEY, JR.                        Director                           March 29, 1999
--------------------------------------------------
            (S. Donley Ritchey, Jr.)



/S/              WILLIAM M. ROTH                           Director                           March 29, 1999
--------------------------------------------------
                (William M. Roth)



/S/             FREDERICK R. RUIZ                          Director                           March 29, 1999
--------------------------------------------------
               (Frederick R. Ruiz)


                                                                     SCHEDULE II

                   MCCLATCHY NEWSPAPERS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 27, 1998
                                 (in thousands)



              COLUMN A                Column B               Column C                  Column D           Column E
              --------              -----------    ----------------------------    ---------------    ----------------
                                                             Additions              Deductions(1)
                                                   ----------------------------     for Purposes
                                      Balance       Charged to      Charged to        for Which        Balance at End
                                     Beginning       Costs and         Other           Accounts          of Period
                                     of Period       Expenses        Accounts        Were Set Up
                                    -----------    ------------    ------------    ---------------    ----------------

YEAR ENDED DECEMBER 31, 1996:
     Deduct from assets to which
         they apply:
     Uncollectible accounts          $ (2,327)      $ (5,567)       $      -        $      5,454       $   (2,440)

YEAR ENDED DECEMBER 31, 1997:
     Deduct from assets to which
         they apply:
     Uncollectible accounts          $ (2,440)      $ (4,793)       $      -        $      5,071       $   (2,162)

YEAR ENDED DECEMBER 27, 1998:
     Deduct from assets to which
         they apply:
     Uncollectible accounts          $ (2,162)      $ (4,958)       $ (2,011)       $      4,296       $   (4,835)


(1)  Amounts written off net of bad debt recoveries.

                                INDEX OF EXHIBITS


         EXHIBIT
         ------

           3.1*    The Company's  Restated  Certificate of  Incorporation  dated
                   March 18, 1998, included as Exhibit 3.1 in the Company's 1997
                   Form 10-K.
           3.2*    The  Company's   By-laws  included  as  Exhibit  3.2  in  the
                   Company's Registration Statement No. 333-46501 on Form S-4.
          10.1*    Amended  and  Restated  Agreement  and  Plan  of  Merger  and
                   Reorganization between The McClatchy Company and Cowles Media
                   Company  dated  February 13, 1998  included as Exhibit 2.1 in the Company's  Registration  Statement No.  333-46501 on Form
                   S-4.
          10.2*    Credit  Agreement  dated March 10, 1998 between The McClatchy
                   Company  (formerly  MNI  Newco,   Inc.),  the  lenders  party
                   thereto,  Salomon Brothers, Inc., as Arranger and Syndication
                   Agent  and  Bank  of  America   National  Trust  and  Savings
                   Association  as Swingline  Lender,  Administrative  Agent and
                   Collateral  Agent,  included as Exhibit 10.2 in the Company's
                   1997 Form 10-K.
          10.3*    Ponderay Newsprint Company Partnership  Agreement dated as of
                   September  12, 1985 between Lake  Superior  Forest  Products,
                   Inc., Central Newsprint Company, Inc., Bradley Paper Company,
                   Copley  Northwest,  Inc.,  Puller  Paper  Company,  Newsprint
                   Ventures,  Inc.,  Wingate Paper  Company,  Tribune  Newsprint
                   Company and Nimitz Paper Company included in Exhibit 10.10 to
                   McClatchy  Newspapers,   Inc.   Registration   Statement  No.
                   33-17270 on Form S-1.
        **10.4*    McClatchy  Newspapers,  Inc.  Management  by  Objective  Plan
                   Description included in Exhibit 10.1 to McClatchy Newspapers,
                   Inc. Registration Statement No. 33-17270 on Form S-1.
        **10.5*    Supplemental  Executive  Retirement  Plan included in Exhibit
                   10.7 to McClatchy Newspapers, Inc. 1988 Report on Form 10-K.
        **10.6*+   Amended and Restated  1987 Stock Option Plan dated August 15,
                   1996  included as Exhibit 10.7 to the  McClatchy  Newspapers,
                   Inc. 1996 Report on Form 10-K.
        **10.7*+   Amended and Restated 1994 Stock Option Plan dated February 1,
                   1998 included as Exhibit 10.8 to the Company's Report on Form
                   10-Q filed for the Quarter Ending on June 30, 1998.
          10.8*+   1997 Stock Option Plan dated  December  10, 1997  included as
                   Exhibit 10.8 in the Company's 1997 Form 10-K.
        **10.9*    Group  Executive Life Insurance Plan included in Exhibit 10.9 to McClatchy  Newspapers,  Inc.  Registration  Statement  No.
                   33-17270 on Form S-1.
       **10.10*    Group Executive Long Term Disability  Insurance Plan included in Exhibit 10.8 to McClatchy  Newspapers,  Inc.  Registration
                   Statement No. 33-17270 on Form S-1.
       **10.11*    Executive   Performance  Plan  adopted  on  January  1,  1990
                   included in Exhibit 10.13 to McClatchy Newspapers,  Inc. 1989
                   Report on Form 10-K.
       **10.12*+   The  Company's  Amended and Restated  1990  Directors'  Stock
                   Option Plan dated February 1, 1998 included as Exhibit 10.12 in the Company's 1997 Form 10-K.
       **10.13+    Employment  Agreement  between the Company and Gary B. Pruitt dated June 1, 1996 included as Exhibit 10.13 to the McClatchy
                   Newspapers, Inc. 1996 Report on Form 10-K.

       **10.14* The Company's Long-Term Incentive Plan, dated January 1, 1998 included as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.
       **10.15* The Company's Chief Executive Bonus Plan, dated January 1, 1998 included as Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.

        21* Subsidiaries of the Company included as Exhibit 21 in the Company's 1997 Form 10-K.

        23         Consent of Deloitte & Touche LLP.

        27         Financial Data Schedule for the Year Ended December 27, 1998.

--------------------
*  Incorporated by reference
** Compensation plans or arrangements for the Company's executive officers and directors.
+  Assumed by the Company from McClatchy Newspapers, Inc. on March 19, 1998.