Form 10-Q
period 1999-03-28
MCCLATCHY CO
filed 1999-05-10
CIK 1056087

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended March 28, 1999

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

The number of shares of each class of common stock outstanding as of May 4, 1999:

          Class A Common Stock               16,234,233
          Class B Common Stock               28,561,912



                      THE McCLATCHY COMPANY


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      THE McCLATCHY COMPANY
             CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         (In thousands)

                                            March 28,     December 27,
                                               1999           1998
ASSETS

CURRENT ASSETS
    Cash                                    $      7,736   $     9,650
    Trade receivables (less allowances of        144,626       149,685
       $3,232 in 1999 and $4,835 in 1998)
    Other receivables                              1,900         2,762
    Newsprint, ink and other inventories          16,577        16,587
    Deferred income taxes                         17,689        17,441
    Other current assets                           7,032         4,414
                                                 195,560       200,539

PROPERTY, PLANT AND EQUIPMENT
    Buildings and improvements                   204,581       203,842
    Equipment                                    448,169       446,236
                                                 652,750       650,078

    Less accumulated depreciation               (285,782)     (275,230)
                                                 366,968       374,848
    Land                                          56,609        56,593
    Construction in progress                      27,341        21,961
                                                 450,918       453,402

INTANGIBLES - NET                              1,496,312     1,510,954

OTHER ASSETS                                      84,591        81,830

TOTAL ASSETS                                $  2,227,381   $ 2,246,725

See notes to consolidated financial statements.

                      THE McCLATCHY COMPANY
             CONSOLIDATED BALANCE SHEET (UNAUDITED)
              (In thousands, except share amounts)

                                           March 28,     December 27,
LIABILITIES AND STOCKHOLDERS' EQUITY          1999           1998

CURRENT LIABILITIES
  Current portion of bank debt           $     12,000   $          -
  Accounts payable                             74,989         68,358
  Accrued compensation                         61,112         62,038
  Income taxes                                 10,510         29,222
  Unearned revenue                             35,449         33,602
  Carrier deposits                              3,815          4,071
  Other accrued liabilities                    24,865         23,099
                                              222,740        220,390

LONG-TERM BANK DEBT                           975,000      1,004,000

OTHER LONG-TERM OBLIGATIONS                    73,870         75,274

DEFERRED INCOME TAXES                         138,221        140,056

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock $.01 par value:
    Class A - authorized
      100,000,000 shares, issued
      16,127,210 in 1999 and 16,033,763           161            160
      in 1998
    Class B - authorized
      60,000,000 shares, issued
      28,611,912 in 1999 and 28,655,912           286            287
      in 1998
    Additional paid-in capital                270,727        269,523
    Retained earnings                         546,376        537,035
                                              817,550        807,005

TOTAL LIABILITIES AND STOCKHOLDERS'      $  2,227,381   $  2,246,725
EQUITY

                              THE McCLATCHY COMPANY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                        Three Months Ended
                                      March 28,     March 31,
                                        1999          1998

REVENUES - NET
     Newspapers:
           Advertising               $  205,520   $   127,287
           Circulation                   44,482        28,238
           Other                          6,153         5,566
                                        256,155       161,091
    Non-newspapers                        2,280         2,872
                                        258,435       163,963
OPERATING EXPENSES
     Compensation                       102,074        68,394
     Newsprint and supplements           40,438        27,067
     Depreciation and amortization       26,572        14,473
     Other operating expenses            46,065        31,364
                                        215,149       141,298
OPERATING INCOME                         43,286        22,665

NONOPERATING (EXPENSES) INCOME
     Interest expense                   (16,889)       (4,037)
     Partnership income (loss)              110           200
     Other - net                            784           433
INCOME BEFORE INCOME TAX PROVISION       27,291        19,261

INCOME TAX PROVISION                     13,700        10,016

NET INCOME                           $   13,591   $     9,245
NET INCOME PER COMMON SHARE:
     Basic                           $     0.30   $      0.24
     Diluted                         $     0.30   $      0.24
WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES:
     Basic                               44,727        38,989
     Diluted                             44,883        39,102

See notes to consolidated financial statements


                   THE McCLATCHY COMPANY
     CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      (In thousands)
                                                                   Three Months Ended
                                                               March 28,       March 31,
                                                                    1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                               $   13,591     $      9,245
    Reconciliation to net cash provided:
       Depreciation and amortization                             27,438           14,506
       Partnership income                                          (110)            (200)
       Changes in certain assets and liabilities - net          (10,244)           6,140
       Other                                                     (2,076)             (43)
    Net cash provided by operating activities                    28,599           29,648



CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                 (10,351)          (4,907)
     Merger of Cowles Media Company                                   -       (1,099,070)
     Proceeds from sale of certain business operations                -          178,538
     Other - net                                                     32                -
   Net cash used by investing activities                        (10,319)        (925,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                     -        1,125,000
     Repayment of long-term debt                                (17,000)        (175,370)
     Payment of cash dividends                                   (4,250)          (3,622)
     Other - principally stock issuances in employee plans        1,056            1,577
   Net cash (used) provided by financing activities             (20,194)         947,585

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (1,914)          51,794
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    9,650            8,671
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    7,736     $     60,465

OTHER CASH FLOW INFORMATION
Cash paid during the period for:
     Income taxes (net of refunds)                           $   34,346     $      2,726
     Interest paid (net of capitalized interest)                 16,808     $      1,382

MERGER
     Fair value of assets acquired                                          $  1,548,238
     Fair value of liabilities assumed                                          (286,949)
     Issuance of common stock                                                   (189,157)
     Fees & expenses                                                              29,067
     Less cash acquired                                                          (2,129)
Net cash paid                                                               $  1,099,070


See notes to consolidated financial statements


                              THE McCLATCHY COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (In thousands, except share and per share amounts)
                                                     Additional   Retained      Total
                                                       Paid-In    Earnings
                                                       Capital
                                         Par Value
                                       Class   Class
                                         A       B
BALANCES, DECEMBER 31, 1997            $  94    $ 287    $  74,354   $ 492,320    $ 567,055
Net income (3 months)                                                    9,245        9,245
Dividends paid ($.095 per share)                                        (3,622)      (3,622)
Issuance of 6,305,247 Class A             63               189,094                  189,157
  shares for Cowles Merger
Issuance of 84,858 Class A
  shares under employee stock
  plans                                    1                 1,576                    1,577
Conversion of 10,000 Class B
  shares to Class A                        -        -
Tax benefit from stock plans                                   276                      276

BALANCES, March 31, 1998                 158      287      265,300     497,943      763,688
Net income (9 months)                                                   51,806       51,806
Dividends paid ($.285 per share)                                       (12,714)     (12,714)
Issuance of 166,974 Class A                2                 2,967                    2,969
  shares under employee stock plans
Conversion of 20,000 Class B shares        -        -
  to Class A shares
Issuance of 25,301 Class A shares                              647                      647
  in Cowles Merger
Tax benefit from stock plans                                   609                      609



BALANCES, DECEMBER 27, 1998              160      287      269,523     537,035      807,005
Net income (3 months)                                                   13,591       13,591
Dividends paid ($.095 per share)                                        (4,250)      (4,250)
Conversion of 44,000 Class B shares
  to Class A                               1       (1)
Issuance of 49,447 Class A shares
  under employee stock plans                                 1,056                    1,056
Tax benefit from stock plans                                   148                      148
BALANCES, March 28, 1999               $ 161    $ 286    $ 270,727   $ 546,376    $ 817,550


See notes to consolidated financial statements


                      THE McCLATCHY COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

     The McClatchy Company (the Company) and its subsidiaries are engaged primarily in the publication of newspapers located in Minnesota, California, Washington state, Alaska and North and
South Carolina.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. All adjustments are normal recurring entries. Such financial statements are not necessarily indicative of the results to be expected for the full year.


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

     In connection with the Cowles merger, the Company paid 15% of the consideration by issuing 6,330,548 shares of Class A Common Stock in exchange for Cowles shares and paid cash for the remaining shares. The Class A shares were exchanged using a ratio of 3.01667 shares of McClatchy Class A Common for each Cowles share. The Company incurred bank debt through a syndicate of banks and financial institutions to finance the cash requirements of the merger and to refinance its existing debt (see note 3). Results of the Star Tribune have been included in the Company's results beginning March 20, 1998.

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

     The merger was accounted for as a purchase, and accordingly, assets acquired and liabilities assumed have been recorded at their fair market values. Assets retained by the Company include approximately $58,319,000 of current assets, $143,978,000 of property, plant and equipment, $1,166,400,000 of intangible assets and $63,267,000 of other assets. Intangible assets include approximately $929,000,000 of goodwill which is being amortized over 40 years. In addition to assuming Cowles' long-term debt, a total of $214,197,000 of deferred taxes and other liabilities were assumed.

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the three-month period ended March 31, 1998, as though the Cowles merger had taken place on January 1, 1998 (in thousands, except per share amounts):

                                           1998
     Revenues                           $ 246,652
     Net income                           (29,655)
     Diluted earnings per share         $   (0.65)

     Cowles Media Company donated $10,000,000 to the Cowles Media Foundation and incurred significant investment banking, legal and other costs associated with the transaction in the first quarter of 1998, contributing to the dilution in the pro forma results for the three months ended March 31, 1998.

NOTE 3.   LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

     The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 125 basis points in 1998 and 62.5 basis points in 1999, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 175 basis points in 1998 and 150 basis points in 1999 and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus 125 basis points in 1998 and 62.5 basis points in 1999 and is payable by March 19, 2005. Interest rates applicable to debt drawn down at March 28, 1999, ranged from 5.57% to 6.50%. The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty.

     The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

     The Company's Credit Agreement requires a minimum of $300,000,000 of debt be subject to interest rate protection agreements. The Company has entered into interest rate protection agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company is a party to three interest rate swap agreements, expiring in 2002 to 2003, with an aggregate notional amount of $300,000,000. The effect of these agreements is to fix the LIBOR interest rate exposure at 5.9% on that portion of the Company's term loans.

     Also, the Company has entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%.

     The Company has outstanding letters of credit totaling
$30,737,000 securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.

Long-term debt consisted of (in thousands):

                                    March 28,        March 31,
                                       1999            1998
Credit Agreement:
     Term loans                  $        875,000   $   1,065,000
     Revolving credit line                112,000          60,000
     Total indebtedness                   987,000       1,125,000
     Less current portion                  12,000          21,675
     Long-term indebtedness      $        975,000   $   1,103,325


Long-term debt matures, as of March of each year, as follows
(in thousands):

     2001                                48,110
     2002                                73,858
     2003                                92,233
     2004                               151,952
     2005                               197,890
     Thereafter                         410,957
                                $       975,000


Item 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Recent Events and Trends

     At the end of 1998, the Company changed from calendar year reporting to a fiscal year ending on the Sunday nearest December 31, with each quarter consisting of three periods - five weeks, four weeks and four weeks. Accordingly, the first quarter of 1999 ended on March 28, 1999, versus the calendar quarter which ended on March 31, 1998.

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

     In connection with the merger, the Company paid 15% of the consideration by issuing 6,330,548 shares of Class A Common Stock in exchange for Cowles shares and paid cash for the remaining shares. The Class A shares were exchanged using a ratio of
3.01667 shares of McClatchy Class A Common for each Cowles share. The Company obtained bank debt through a syndicate of banks and financial institutions to finance the cash requirements of the merger and to refinance its existing debt (See note 3 to the consolidated financial statements). Results of the Star Tribune have been included in the Company's results beginning March 20, 1998.

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

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133 (Accounting for Derivative Instruments and Hedging Activities) which requires that all derivatives be carried at fair value on the balance sheet. This statement will become effective in the Company's fiscal year 2000. While adoption of this statement is not expected to materially impact the Company's financial results, management has not determined the impact on the Company's consolidated financial position.


First Quarter 1999 Compared to 1998

     The Company reported net income of $13.6 million or 30 cents per share compared to $9.2 million or 24 cents per share in the first quarter of 1998. Earnings per share were affected by an increase of approximately 5.8 million more average shares outstanding in the 1999 quarter primarily as a result of Class A shares issued in the March 1998 merger with Cowles Media company (see discussion above).

     Much of the earnings growth was due to improved advertising revenue growth, particularly at the Star Tribune and the Company's California and Washington newspapers, coupled with lower average newsprint prices in the first quarter of 1999.

     Results from the Star Tribune were included in the entire first quarter of 1999, but were included for only nine days in the 1998 quarter due to the timing of the close of the merger. In addition, the change to period reporting in the 1999 first quarter resulted in 91 days compared to 90 days in the calendar first quarter of 1998.

     Revenues increased 57.6% to 258.4 million primarily as a result of the inclusion of the Star Tribune in the entire quarter of 1999. Excluding the Star Tribune's revenues from both years and revenues from operations sold in 1998, revenues were $160.8 million, up 5.1% from 152.9 million in the first quarter of 1998, with advertising revenues of $126.4 million, up 5.2% and circulation revenues of 26.9 million, up 1.0%.

     If the Company had reported on a 5-4-4 period in the first quarter of 1998 (rather than calendar), revenues excluding the Star Tribune in both years and operations sold in 1998 would have increased 4.1% with advertising revenues up 4.4% and circulation revenues down 0.9%.

     The growth in advertising revenues reflect a combination of increased advertising linage and preprinted inserts combined with advertising rate increases at many newspapers. The lower circulation revenues reflect the Company's emphasis on volume growth and the decision to hold circulation rates to 1998 levels at most newspapers.


OPERATING REVENUES BY REGION:
(Amounts in thousands)

                             1999       1998    % Change

Minnesota newspaper       $  97,639  $   8,923       NM
California newspapers        80,106     76,361      4.9
Carolinas newspapers         42,029     41,518      1.2
Northwest newspapers         36,381     34,289      6.1
Non-newspaper operations      2,280      2,872    (20.6)
                          $ 258,435  $ 163,963     57.6

NM - not meaningful


     Minnesota - The Star Tribune contributed 37.8% of the Company's revenues in 1999 versus $8.9 million in the nine days reported in 1998. The Star Tribune's revenues consisted of $79.1 million of advertising revenues, $17.6 million of circulation revenues and $0.9 million of other revenues. On a proforma basis, total revenues for the Star Tribune were up 5.3% with a 6.7% gain in advertising revenues, primarily reflecting strong growth in national and retail advertising categories.

     California - The California newspapers contributed 31.0% of 1999 revenues compared to 46.6% in the 1998 calendar quarter. Total revenues increased 4.9% from calendar 1998; however, if the 1998 quarter had been reported on a 5-4-4 period consistent with 1999 reporting, total revenues would have increased 3.7% with advertising revenues up 4.5%. Advertising growth was led by the Sacramento and Modesto Bees. Classified advertising in the three California dailies increased 6.2% while retail advertising was up 2.0%.

     Carolinas - The Carolinas newspapers contributed 16.3% of total revenues versus 25.3% in 1998 and were up 1.2% from the 1998 calendar levels. The Company sold a weekly newspaper and other newspaper operations in the Carolinas in late 1998. Excluding the revenues from these operations and conforming 1998 to period reporting, total revenues and advertising revenues increased 2.9% in this region.

     The (Raleigh) News & Observer is the largest of the Company's newspapers in the region, and new retailers arriving in the Raleigh area in 1997 and 1998 helped fuel strong revenue growth in those years. While the underlying economy remains strong, the lack of new retailers in 1999 and fewer classified advertisements has held down advertising revenue growth in this market.

     Northwest - With 14.1% of total Company revenues (compared to 20.9% in 1998), the Northwest newspapers are McClatchy's smallest newspaper region, but exhibited the strongest revenue growth in the first quarter. Total revenues increased 6.1% from calendar 1998 and were up 5.0% from 1998 after restating for period reporting. On that basis, advertising revenues increased 6.3% with retail and classified categories up 5.9% and 2.7%, respectively.

     Non-newspaper revenues (0.9% of total in 1999 and 1.8% in 1998) declined 20.6% from calendar 1998 and were down 20.2% on a restated 1998 basis. McClatchy sold two commercial printing operations in late 1998. Ongoing non-newspaper revenues are now derived from The Newspaper Network (TNN), a newspaper marketing company, and Nando Media, the Company's online publishing division. Revenues from these operations increased 31.9%, due primarily to growth at TNN.

Operating Expenses:

     The Company's operating expenses increased 52.3% and include the Star Tribune in the entire 91 days of the 1999 quarter versus nine in the calendar 1998 quarter. Excluding expenses from the Star Tribune in both years, expenses for operations sold in 1998 and conforming ongoing expenses in 1998 to period reporting, operating expenses increased 2.2%. Operating expenses were held down by lower newsprint prices in the 1999 quarter. Newsprint and supplement expenses declined nominally, representing increased newsprint usage of approximately 3.0% and higher cost of newspaper supplements, offset by lower newsprint prices. Compensation expense increased 4.7% on a comparable basis reflecting slightly higher full-time equivalent employee hours, salary rate increases of 2.0% to 4.0% and higher retirement expenses. All other operating expenses including depreciation and amortization were relatively flat with the 1998 quarter.

Non-Operating (Expenses) Income-Net:

     These net expenses increased $12.6 million due primarily to a $12.9 million increase in interest expense due to a full quarter of debt service costs associated with debt incurred to complete the acquisition of the Star Tribune.

Income Taxes:

     The Company's effective tax rate was 50.2% in 1999 compared to 52.0% in the 1998 quarter and declined primarily due to the expected increase in annual pre-tax income relative to non-deductible expenses in 1999.

Liquidity & Capital Resources

     Operations generated $28.6 million in cash during the three-month period ending March 28, 1999. Cash was used primarily to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be $41.0 million in 1999.

     The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 150 basis points and payable in increasing semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus
62.5 basis points and is payable by March 19, 2005. The Company has $57.3 million of available credit at March 28, 1999 (see note 3 to the consolidated financial statements). The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty. The Company intends to accelerate payments on this debt as cash generation allows.

     The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

     The Company has entered into interest rate protection agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company is a party to three interest rate swap agreements, expiring in 2002 to 2003, with an aggregate notional amount of $300,000,000. The effect of these agreements is to fix the LIBOR interest rate exposure at 5.9% on that portion of the Company's term loans. Also, the Company entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%.

     The Company has outstanding letters of credit totaling $30.7 million securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.

     While the Company expects that most of its free cash flow generated from operations in 1999 and in the foreseeable future will be used to repay debt, management is of the opinion that operating cash flow and its present and future credit lines as described above are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

YEAR 2000 COMPLIANCE

     The Company's Year 2000 Compliance Plan includes a definition of Year 2000 conformity, compliance certification standards, reporting and risk management structures. The Company's target date for completion of all remediation projects is generally July 1, 1999. At the time of this filing, the Company expects most of its systems to be Y2K compliant by the target date with exceptions as noted.

     A corporate task force and task forces at each of our newspapers have assessed Year 2000 issues and are monitoring changes to the Company's many different systems. A Year 2000 Compliance Coordinator is facilitating our progress in meeting our internal deadlines for compliance. This coordinator reports to the Corporate Director of Information Systems and the Company's Vice President, Finance.

     For purposes of achieving remediation, a combination of internal effort, upgrades from vendors, external programmers and consultants, replacement systems or, in a few cases, retirement of systems are being used. To date, the Company has completed an inventory and analysis of systems and equipment with date-related logic, and is currently in the remediation and testing phases. Historical costs incurred in bringing systems to Year 2000 compliance through March 28, 1999, are estimated to be $800,000. At present, we estimate that the incremental cost of making required changes will be approximately $700,000 in additional costs through 1999. Capital projects, previously budgeted for business reasons, which include Year 2000 compliance, total approximately $13 million throughout the Company.

     The Company's 11 daily newspapers generate over 95% of our revenues and profits. The following describes these newspapers' state of readiness for Year 2000, the associated risks and the state of our contingency plans.

NEWSPAPER PRODUCTION FACILITIES AND PROCESSES:

Production Systems:

     The Company has reviewed its computer and mechanical systems at all material production facilities, and the Company believes the systems have been made Year 2000 compliant. As of this writing, we believe our press and post-press systems at all locations are Year 2000 compliant.

     If the Company's presses succumb to Year 2000 problems, it would be difficult in our larger markets to print on a timely basis. Although all of our papers have reciprocal printing agreements with other papers in each area, our largest papers, which contribute the greatest revenues, are too large to be printed in their entirety at another location. Hence, these newspapers could be printed late, with smaller editions and with less circulation. This risk would have significant negative revenue implications for the Company. Also, there are no assurances that other newspapers with which the Company has reciprocal printing arrangements will be Year 2000 compliant. Year 2000 contingency plans at each property outline procedures for off-site printing and special year-end press schedules.

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

     The Company has contacted its newsprint vendors, and we have received written statements that the Company's major newsprint suppliers generally expect to be Year 2000 compliant before January 1, 2000. In addition, we plan to determine in the first half of 1999 whether we will increase our stock of newsprint during the last months of 1999 as additional insurance against potential Year 2000 problems that might be experienced by vendors or delivery systems. The same inquiry process and determinations are being made for all other major material sources, such as ink and plate suppliers.

EDITORIAL SYSTEMS:

     The Company uses editorial systems from various vendors. We maintain software and hardware maintenance contracts with vendors of critical components, and many systems at our newspapers have been made Year 2000 compliant. Minor upgrades at a few newspapers are expected to make all editorial systems Year-2000 ready by July 1, 1999.

     The Company has contracted to replace existing editorial systems at our California dailies (The Sacramento Bee, The Modesto Bee and The Fresno Bee) in 1999 with newer systems which offer increased functionality, including the ability to paginate pages (electronically assemble all elements on a page). The vendor warrants the new systems to be Year 2000 compliant. Notwithstanding the new system implementations, The Sacramento Bee has performed, and The Fresno Bee and The Modesto Bee will perform before July 1, 1999, interim software and/or hardware upgrades on the existing editorial systems to meet our Year 2000 compliance standards. Although the hardware vendor has declined to certify certain pieces of hardware as Year 2000 compliant, extensive testing by the application vendor and The Sacramento Bee indicates that the existing systems can operate into the year 2000 without problems should installation of the new systems extend beyond December 31,1999. Replacement of the editorial systems was already planned and budgeted; therefore, they are not directly a Year 2000 compliance expense. Costs to upgrade existing software will be expensed as incurred.

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

CIRCULATION SYSTEMS:

     The majority of the Company's circulation systems are supported by vendor maintenance agreements and in some cases, we rely on the vendor to provide timely releases of compliant versions. Currently, all vendor-supported circulation systems are on the vendor's current release of software, except The (Tacoma) News Tribune, which expects to be upgraded by June 30, 1999. Three Company newspapers use custom, internally written circulation applications. Two are currently considered compliant, based on thorough internal testing. For strategic reasons, The Modesto Bee (the third paper with a custom application) has elected to terminate remediation on its current in-house system and replace it with a new system that the Company has selected for eventual installation at all its newspapers.
The Company expects that installation will be complete by November 1, 1999.

     In the event that a circulation system should fail, Company contingency plans provide for backup delivery lists to be created immediately prior to the end of 1999.

     Post-press (packaging and distribution) systems and mechanical equipment are now believed to be in compliance or are in the process of being replaced as part of regular cyclical system replacements. We expect all to be Year 2000 compliant by mid-1999. We currently believe our newspapers delivery transportation fleets to be immune from Year 2000 issues.

     The inability to deliver our print products would have negative impact on both circulation and advertising revenues, the primary sources of revenue for the Company.

ADVERTISING SYSTEMS/CUSTOMERS:

Display Systems:

     The Company's newspapers use various systems to produce graphics for run-of-press (display) advertising. While we believe most newspapers' advertising systems are compliant, three of our newspapers, the Star Tribune, Anchorage Daily News and The News & Observer, rely on graphic processing subsystems from a vendor that has just recently provided Year 2000 remediation plans for the three newspapers,which now expect to be compliant by June 30, 1999.

Classified Systems:

     The classified advertising systems at the Company's newspapers are under software and hardware maintenance contracts with vendors, and all material such systems have received or expect to receive upgrades that the Company believes will provide Year 2000 compatibility. A replacement system for the Anchorage Daily News has been installed and is considered compliant.

General:

     The Star Tribune will complete an advertising gateway remediation project in June that ties their various systems together. Individually, their advertising systems are now believed to be Year 2000 compliant as stated above.

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

ACCOUNTING, ADMINISTRATION AND GENERAL:

     In 1997, the Company, in the course of reviewing the effectiveness of its financial and human resource systems, determined to replace the systems at all newspapers with a centralized system. The vendor has warranted this system to be Year 2000 compliant. All of our newspapers have now switched to the new financial system, and all but three of our newspapers have moved to the new payroll and human resources system, with the remainder scheduled to convert by July 1999.

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

     The Star Tribune and several other McClatchy newspapers have been notified of or have received re-releases of previously remediated and Y2K certified software; the impact of these secondary releases is not known yet. The Company recognizes that software vendors may release updated software throughout 1999 that they identify as their Year 2000 compliant version. This may occur after the Company has completed remediation based on software previously provided by the vendor as a Year 2000 compliant release. The Company will continue to monitor these changes to its Y2K compliance status and when material, we will continue to update software as released by the vendor.

CONTINGENCY PLANS:

     In addition to contingency plans noted in the various systems above, our newspapers have developed contingency plans to cope with the possibility that major systems could develop problems. These plans are being reviewed and modified locally and at our corporate office throughout the first half of 1999 as testing of major systems indicate need for further refinement.
As an added measure, the Company will conduct, at all locations, start-to-finish functional tests of its production systems in mid-1999 and significant financial systems in the September 1999.

FORWARD LOOKING INFORMATION

     Management has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of McClatchy. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words believes, expects, anticipates or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in the forward-looking statements: general economic, market or business conditions; financial, reliance on customer and vendor assurances as to their Year 2000 compliance, the completeness of the Company's internal efforts to identify systems that are not Year 2000 compliant and its remediation efforts associated with such systems; increases in newsprint prices and/or printing and distribution costs over anticipated levels; increases in interest rates; competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; an economic downturn in the economies of Minnesota, California's Central Valley, the Carolinas, Washington State and Alaska; changes in the Company's ability to negotiate and obtain favorable terms under collective bargaining arrangements with its employees; competitive actions by other companies; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond management's control. Consequently, there can be no assurance that the actual results or developments anticipated will be realized or that these results or developments will have the expected consequences.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

     In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements to help maintain the overall interest rate parameters set by management. None of these agreements were entered into for trading purposes. (See note 3 to the consolidated financial statements.) As a result of this interest rate mix, a hypothetical 10 percent change in interest rates would have a $0.04 to $0.07 per share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Default Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -
          None

Item 5.   Other Information - None


Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibit:

Financial Data Schedule for the three-months ended
March 28, 1999.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                      The McClatchy Company
                           Registrant



Date:  May 10, 1999      /s/ James P. Smith
                         James P. Smith
                         Vice President, Finance and
                         Treasurer