Form 10-Q
period 1999-06-27
MCCLATCHY CO
filed 1999-08-09
CIK 1056087

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 27, 1999

                               OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

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

The number of shares of each class of common stock outstanding as of August 9, 1999:

          Class A Common Stock               16,339,750
          Class B Common Stock               28,531,912



PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      THE McCLATCHY COMPANY
             CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         (In thousands)

                                             June 27,     December 27,
                                               1999           1998
ASSETS

CURRENT ASSETS
    Cash                                   $    10,552   $     9,650
    Trade receivables (less allowances of
       $2,888 in 1999 and $4,835 in 1998)      160,503       149,685
    Other receivables                            2,302         2,762
    Newsprint, ink and other inventories        13,075        16,587
    Deferred income taxes                       18,246        17,441
    Other current assets                         8,157         4,414
                                               212,835       200,539

PROPERTY, PLANT AND EQUIPMENT
    Buildings and improvements                 205,064       203,842
    Equipment                                  458,756       446,236
                                               663,820       650,078

    Less accumulated depreciation             (297,619)     (275,230)
                                               366,201       374,848
    Land                                        56,615        56,593
    Construction in progress                    26,973        21,961
                                               449,789       453,402

INTANGIBLES - NET                            1,481,621     1,510,954

OTHER ASSETS                                    86,359        81,830

TOTAL ASSETS                               $ 2,230,604   $ 2,246,725

See notes to consolidated financial statements.


                      THE McCLATCHY COMPANY
             CONSOLIDATED BALANCE SHEET (UNAUDITED)
              (In thousands, except share amounts)

                                               June 27,      December 27,
LIABILITIES AND STOCKHOLDERS' EQUITY             1999            1998

CURRENT LIABILITIES
  Accounts payable                           $    73,361    $    68,358
  Accrued compensation                            69,444         62,038
  Income taxes                                    20,224         29,222
  Unearned revenue                                34,071         33,602
  Carrier deposits                                 3,679          4,071
  Other accrued liabilities                       25,218         23,099
                                                 225,997        220,390

LONG-TERM BANK DEBT                              960,000      1,004,000

OTHER LONG-TERM OBLIGATIONS                       71,521         75,274

DEFERRED INCOME TAXES                            135,917        140,056

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock $.01 par value:
    Class A - authorized
      100,000,000 shares, issued
      16,294,662 in 1999 and 16,033,763 in
      1998                                           163            160
    Class B - authorized
      60,000,000 shares, issued
      28,531,912 in 1999 and 28,655,912 in
      1998                                           285            287
    Additional paid-in capital                   272,566        269,523
    Retained earnings                            564,155        537,035
                                                 837,169        807,005

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 2,230,604    $ 2,246,725

                              THE McCLATCHY COMPANY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                        Three Months Ended        Six Months Ended
                                      June 27,      June 30,     June 27,    June 30,
                                        1999          1998         1999        1998
REVENUES - NET
     Newspapers:
           Advertising                $ 220,523    $ 207,882   $ 426,043    $ 335,169
           Circulation                   43,745       44,938      88,227       73,176
           Other                          6,751       10,852      12,904       16,418
                                        271,019      263,672     527,174      424,763
    Non-newspapers                        2,556        3,335       4,836        6,207
                                        273,575      267,007     532,010      430,970
OPERATING EXPENSES
     Compensation                       102,413       99,816     204,487      168,210
     Newsprint and supplements           38,699       42,191      79,137       69,258
     Depreciation and amortization       26,690       27,594      53,262       42,067
     Other operating expenses            46,404       44,881      92,469       76,245
                                        214,206      214,482     429,355      355,780
OPERATING INCOME                         59,369       52,525     102,655       75,190

NON-OPERATING (EXPENSES) INCOME
     Interest expense                   (16,433)     (20,178)    (33,322)     (24,215)
     Partnership income (loss)             (250)         350        (140)         550
     Other - net                            157          955         941        1,388
INCOME BEFORE INCOME TAX PROVISION       42,843       33,652      70,134       52,913

INCOME TAX PROVISION                     20,806       16,970      34,506       26,986

NET INCOME                            $  22,037    $  16,682   $  35,628    $  25,927
NET INCOME PER COMMON SHARE:
     Basic                            $    0.49    $    0.37   $    0.80    $    0.62
     Diluted                          $    0.49    $    0.37   $    0.79    $    0.62
WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES:
     Basic                               44,794       44,528      44,761       41,774
     Diluted                             44,967       44,660      44,931       41,905

See notes to consolidated financial statements


                   THE McCLATCHY COMPANY
     CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      (In thousands)

                                                                   Six Months Ended
                                                                June 27,       June 30,
                                                                  1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $     35,628   $     25,927
    Reconciliation to net cash provided:
       Depreciation and amortization                               54,991         42,134
       Changes in certain assets and liabilities - net            (11,392)        (8,606)
       Other                                                       (4,759)        (1,082)
    Net cash provided by operating activities                      74,468         58,373

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                   (22,442)       (11,946)
     Merger of Cowles Media Company                                     -     (1,099,070)
     Proceeds from sale of certain business operations                  -        178,538
     Other - net                                                   (1,258)           133
   Net cash used by investing activities                          (23,700)      (932,345)

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                       -      1,125,000
     Repayment of long-term debt                                  (44,000)      (249,370)
     Payment of cash dividends                                     (8,508)        (7,853)
     Other - principally stock issuances in employee plans          2,642          2,110
   Net cash (used) provided by financing activities               (49,866)       869,887

NET CHANGE IN CASH AND CASH EQUIVALENTS                               902         (4,085)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      9,650          8,671
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     10,552   $      4,586

OTHER CASH FLOW INFORMATION
Cash paid during the period for:
     Income taxes (net of refunds)                           $     48,045   $     10,283
     Interest paid (net of capitalized interest)             $     32,316   $     15,157

MERGER
     Fair value of assets acquired                                          $  1,544,531
     Fair value of liabilities assumed                                          (282,596)
     Issuance of common stock                                                   (189,803)
     Fees & expenses                                                              29,067
     Less cash acquired                                                           (2,129)
Net cash paid                                                               $  1,099,070

See notes to consolidated financial statements

                              THE McCLATCHY COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (In thousands, except share and per share amounts)
                                                          Additional
                                         Par Value         Paid-In     Retained
                                       Class A  Class B    Capital     Earnings    Total
BALANCES, DECEMBER 31, 1997             $   94   $  287   $  74,354  $ 492,320   $ 567,055
Net income (6 months)                                                   25,927      25,927
Dividends paid ($.19 per share)                                         (7,853)     (7,853)
Conversion of 10,000 Class B                 -        -
  shares to Class A
Issuance of 117,692 Class A                  1                2,109                  2,110
  shares under employee stock plans
Issuance of 6,326,775 Class A               63              189,740                189,803
  shares for Cowles merger
Tax benefit from stock plans                                    404                    404

BALANCES, June 30, 1998                    158      287     266,607    510,394     777,446
Net income (6 months)                                                   35,124      35,124
Dividends paid ($.19 per share)                                         (8,483)     (8,483)
Issuance of 134,140 Class A                  2                2,434                  2,436
  shares under employee stock plans
Conversion of 20,000 Class B                 -        -
  shares to Class A shares
Issuance of 3,773 Class A shares                                  1                      1
  in Cowles Merger
Tax benefit from stock plans                                    481                    481

BALANCES, DECEMBER 27, 1998                160      287     269,523    537,035     807,005
Net income (6 months)                                                   35,628      35,628
Dividends paid ($0.19 per share)                                        (8,508)     (8,508)
Conversion of 124,000 Class B                2       (2)
  shares to Class A
Issuance of 136,889 Class A                  1                2,641                  2,642
  shares under employee stock plans
Tax benefit from stock plans                                    402                    402

BALANCES, June 27, 1999                 $  163   $  285   $ 272,566  $ 564,155   $ 837,169

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

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the six-month period ended June 30, 1998, as though the Cowles merger had taken place on January 1, 1998 (in thousands, except per share amounts):

                                           1998
     Revenues                           $ 513,659
     Net income                           (12,973)
     Diluted earnings per share         $   (0.29)

     Cowles Media Company donated $10,000,000 to the Cowles Media Foundation and incurred significant investment banking, legal and other costs associated with the transaction in the six months of 1998, contributing to the dilution in the pro forma results for the three months ended June 30, 1998.

NOTE 3.   LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

     The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 125 basis points in 1998 and 62.5 basis points in 1999, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 175 basis points in 1998 and 150 basis points in 1999 and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus 125 basis points in 1998 and 62.5 basis points in 1999 and is payable by March 19, 2005. Interest rates applicable to debt drawn down at June 27, 1999, ranged from 5.6% to 6.7%. The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty.

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

     The Company has outstanding letters of credit totaling
$31,737,400 securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.

Long-term debt consisted of (in thousands):

                                    June 27,       December 27,
                                      1999             1998
Credit Agreement:
     Term loans                  $      859,000    $    904,000
     Revolving credit line              101,000         100,000
     Total indebtedness                 960,000       1,004,000
     Less current portion                     -               -
     Long-term indebtedness      $      960,000    $  1,004,000

Long-term debt matures, as of June of each year, as follows
(in thousands):

               2001             $       56,125
               2002                     77,242
               2003                     95,617
               2004                    169,117
               2005                    306,867
               Thereafter              255,032
                                $      960,000


Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

Recent Events and Trends

     At the end of 1998, the Company changed from calendar year reporting to a fiscal year ending on the last Sunday in December, with each quarter consisting of three periods - five weeks, four weeks and four weeks. Accordingly, the second quarter of 1999 ended on June 27, 1999, versus the calendar quarter which ended on June 30, 1998.

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

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133 (Accounting for Derivative Instruments and Hedging Activities) which requires that all derivatives be carried at fair value on the balance sheet. This statement will become effective in the Company's fiscal year 2001. While adoption of this statement is not expected to materially impact the Company's financial results, management has not determined the impact on the Company's consolidated financial position.

     In late 1998, the Company sold several small newspaper operations in North Carolina and commercial printing operations in California and North Carolina. In addition, the Company closed a small niche operation in Minneapolis. The net effect of these transactions was not material to the Company's 1998 results, and the effects on revenue and expense comparisons are discussed below.

Second Quarter 1999 Compared to 1998

     Earnings were $22.0 million or 49 cents per share compared to $16.7 million or 37 cents in 1998. Much of the increase was a result of higher advertising revenues and lower newsprint expense and interest costs.

     Revenues were up 2.5% from the 1998 calendar quarter. However, after conforming 1998 revenues to period reporting to be consistent with 1999 and excluding revenues from several small operations which were sold/closed in 1998 [pro forma revenues], total revenues in the second quarter increased 3.6% and advertising revenues increased 4.3%. Circulation revenues declined 3.3% from pro forma 1998 primarily reflecting no rate increases in 1999 and increased payments to carriers at certain newspapers (recorded as a contra revenue).

OPERATING REVENUES BY REGION:
(In thousands)

                            Period     Calendar   % Change
                             1999        1998

Minnesota newspaper       $   98,247  $   97,724     0.5
California newspapers         85,996      82,347     4.4
Carolinas newspapers          45,508      44,785     1.6
Northwest newspapers          41,268      38,816     6.3
Non-newspaper operations       2,556       3,335   (23.4)
                          $  273,575  $  267,007     2.5

     Minnesota - The Star Tribune contributed 35.9% of the Company's revenues in the second quarter of 1999. Revenues increased 0.5% from calendar 1998 second quarter. However, total revenues of $98.2 million were up 1.3% from pro forma 1998 revenues, while advertising revenues were $79.6 million, up 2.4%. Second quarter revenues in Minnesota were held down by a slowdown in advertising in May, especially in retail and national categories.

     California - The California newspapers contributed 31.4% or $86.0 million of second quarter revenues, with $71.3 million in advertising revenues. Total revenues increased 4.4% from calendar second quarter 1998. Total revenues were up 4.1% from pro forma 1998 revenues and advertising revenues were up 5.2%. The increase in advertising revenues were primarily in national and classified categories and were led by The Sacramento and Modesto Bee newspapers.

     Carolinas - The Carolinas newspapers contributed 16.6% of second quarter revenues which totaled $45.5 million, up 1.6% from the calendar 1998 quarter. This region included most of the newspaper operations which were sold in 1998. On a pro forma basis, that is, conforming to period reporting and excluding sold operations in 1998, total revenues increased 3.8%, with advertising revenues of $35.6 million up 4.4%. This revenue growth is generally reflective of results of The News & Observer newspaper which is the largest newspaper in the region.

     Northwest - The Northwest newspapers contributed 15.1% of second quarter revenues and primarily represent two daily newspapers in Washington state and the Anchorage Daily News in Alaska. Total revenues of $41.3 million were up 6.3% from calendar 1998 second quarter and pro forma second quarter revenues. Total advertising revenues at the daily newspapers were $30.4 million, up 7.6% from pro forma 1998. As in California, national and classified revenues were up strongly, primarily in the Washington state newspapers.

     Non-newspaper revenues - Non-newspaper revenues were $2.6 million, down from calendar 1998 by 23.4% due mostly to the sales of the commercial printing operations in the third and fourth quarters last year. Revenues now primarily represent those of The Newspaper Network and Nando Media.

Operating Expenses:

     Operating expenses were $214.2 million and declined nominally from reported expenses in 1998. However, excluding expenses from sold and closed operations and conforming ongoing expenses to period reporting, expenses increased 1.0%.

     Expenses were generally held down by lower newsprint prices in 1999. Newsprint and supplement expense declined 6.0% from pro forma costs in 1998, reflecting lower newsprint prices partially offset by increased newsprint usage and higher supplement costs. Compensation costs were up 3.9% on a pro forma basis reflecting salary rate increases and higher retirement costs. All other operating expenses, including depreciation and amortization, increased 1.0%, in line with inflation.

Non-Operating (Expenses) Income-Net:

     Non-operating expenses net declined $2.3 million. Interest expense declined $3.7 million due to lower interest rates and the pay down of bank debt. This saving was partially offset by a loss of $250,000 from the Company's portion of The Ponderay Newsprint Mill joint venture results, versus income of $350,000 in 1998. Other non-operating expenses declined about $700,000 partially reflecting the write-down of the value of an investment in an internet company's stock.

Income Taxes:

     In the second quarter of 1999, the Company adjusted its full-year effective tax rate to 49.2% from 50.2%, resulting in an effective tax rate of 48.6% in the second quarter of 1999. The effective tax rate is lower than the 1998 effective tax rate of 50.4%, due to higher projected income before taxes in 1999 relative to a set amount of non-deductible expenses.

Six-Month Period 1999 Compared To 1998

     Earnings in the first half of 1999 were $35.6 million or 79 cents per share and include the results of the Star Tribune newspaper, which was purchased on March 19, 1998. Earnings in the first half of 1998 were $25.9 million or 62 cents per share and include three months and nine days of Star Tribune's results. McClatchy had approximately three million more weighted average shares outstanding in the 1999 six-month period due primarily to shares issued in the Star Tribune purchase.

     Revenues for the first half of 1999 were $532.0 million with $426.0 million in advertising and $88.2 million in circulation revenues. Revenues increased 23.4% over reported 1998 revenues, due mostly to the addition of the Star Tribune. After adjusting 1998 revenues for acquisitions, divestitures and period reporting, total revenues for the six-month period ended June 27, 1999 were up 4.1% with advertising up 4.8%, due primarily to the same factors that affected second quarter comparisons described above. Factors differing from second quarter trends are discussed below.

OPERATING REVENUES BY REGION:
(In thousands)

                            Period     Calendar   % Change
                             1999        1998

Minnesota newspaper       $  195,886  $  106,647    83.7
California newspapers        166,102     158,708     4.7
Carolinas newspapers          87,537      86,303     1.4
Northwest newspapers          77,649      73,105     6.2
Non-newspaper operations       4,836       6,207   (22.1)
                          $  532,010  $  430,970    23.4

     Minnesota - The Star Tribune contributed 36.8% of 1999 revenues. As was noted above, the Star Tribune's revenues are included for full six months in 1999 and only three months and nine days in 1998. If the Star Tribune's revenues had been included for the full six months of 1998, total revenues in 1999 would have been up 3.4% from pro forma 1998. Advertising revenues in the 1999 period were $158.7 million, up 4.5% from pro forma 1998 revenues. Much of this increase reflects stronger national advertising in the first four months of 1999.

     California - California contributed 31.2% of revenues which totaled $166.1 million, up 4.7% from calendar 1998 and up 3.9% from pro forma revenues. Advertising revenues totaled $136.2 million at the three California dailies, up 4.9% from pro forma 1998 advertising revenues.

     Carolinas - The Company's Carolinas newspapers contributed 16.5% or $87.5 million of total revenues in 1999. This represents an increase of 1.4% over calendar revenues reported in 1998. Revenues were up 3.4% over pro forma 1998 revenues (adjusted for divestitures and period reporting). Advertising revenues at the Carolinas daily newspapers totaled $67.8 million and grew 3.7% over 1998 pro forma revenues.

     Northwest - This is the Company's smallest region -- contributing 14.6% or $77.6 million of revenues in 1999, but also its fastest growing region in revenues in the six-month period. Total revenues exceeded 1998 calendar first-half revenues by 6.2%, and were up 5.7% from 1998 pro forma revenues. Advertising revenues at the Northwest daily newspapers were $56.5 million, up 7.0% from 1998 pro forma advertising revenues.

     Non-Newspaper - The Company's non-newspaper revenues were
$4.8 million, down 22.1% from 1998 revenues due mostly to the sales of commercial printing operations in 1998.

Operating Expenses:

     Operating expenses were $429.4 million and increased 20.7% from 1998 reported expenses, due mostly to the inclusion of the Star Tribune's expenses for the full period in 1999 versus three months and nine days in 1998. Adjusting 1998 expenses to include the Star Tribune for the full six-month period, exclude sold or closed operations in 1998 and conform to period reporting, 1998 expenses were $420.8 million. The 2.0% increase in 1999 expenses over pro forma 1998 expenses primarily reflects the lower newsprint prices offset by increases in other expenses which were affected by the factors discussed in the second quarter comparisons.

Non-Operating (Expense) Income - Net:

     Non-operating (expenses) income - net reflect higher net expenses by $10.2 million or 46.0%, due primarily to higher interest expense of $9.1 million. The Company incurred debt to complete the Star Tribune acquisition on March 19, 1998, resulting in higher interest from that time forward. In addition, the Company's portion of Ponderay's results was a $140,000 loss in 1999 versus a $550,000 gain in 1998.

Income Taxes:

     The Company's effective tax rate in 1999 is 49.2% versus
51.0% in 1998, due primarily to higher pre-tax income in 1999 relative to a set amount of non-deductible expenses.

Liquidity & Capital Resources

     Operations generated $74.5 million in cash during the six-month period ending June 27, 1999. Cash was used primarily to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be $42.0 million in 1999.

     The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 150 basis points and payable in increasing semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus
62.5 basis points and is payable by March 19, 2005. The Company has $67.3 million of available credit at June 27, 1999 (see note 3 to the consolidated financial statements). The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty. The Company intends to accelerate payments on this debt as cash generation allows.

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

     The Company has outstanding letters of credit totaling $31.7 million securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.

     While the Company expects that most of its free cash flow generated from operations in 1999 and in the foreseeable future will be used to repay debt, management is of the opinion that operating cash flow and its present and future credit lines as described above are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

YEAR 2000 COMPLIANCE

     The Company's Year 2000 Compliance Plan includes a definition of Year 2000 conformity, compliance certification standards, reporting and risk management structures. At the time of this filing, the Company believes it has largely completed its Year 2000 remediation activities, only 30 of 562 remediation projects company-wide remain unfinished, and are discussed below. The company expects only four Year 2000 remediation projects to be outstanding at the end of the third quarter of 1999, and the final project (a system replacement) to be completed by November 1, 1999.

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

     For purposes of achieving remediation, a combination of internal effort, upgrades from vendors, external programmers and consultants, replacement systems or, in a few cases, retirement of systems are being used. To date, the Company has completed an inventory and analysis of systems and equipment with date-related logic, and is currently in the remediation and testing phases. Historical costs incurred in bringing systems to Year 2000 compliance through July 20, 1999, are estimated to be $1,116,000. At present, we estimate that the additional incremental cost of making required changes will be approximately $463,000. Capital projects, previously budgeted for business reasons, which include Year 2000 compliance, total approximately $13 million throughout the Company.

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

Third Party Suppliers:

     One of the most significant risks associated with the Company's production systems in the Year 2000 may be our ability to receive electrical power from the various utility companies that serve the communities in which we produce newspapers. None of the Company's newspapers currently have electrical generators sufficiently large enough to run printing presses. Hence, if electrical service is unavailable, the Company may have to rely on reciprocal printing agreements (discussed above) or may not be able to produce a daily newspaper. The Company is continuing to monitor the status of its utility providers as to their Year 2000 readiness, but must rely on representations from such vendors.
If the Company's utility providers are unable to supply electrical power, it could have significant negative revenue implications for the Company. Current reports from power utility companies have been promising and have led to an increased level of confidence that significant power failures are unlikely. Nonetheless, the Company believes it has contingency plans and procedures in place for short-term outages.

     The Company has contacted its newsprint vendors, and we have received written statements that the Company's major newsprint suppliers generally expect to be Year 2000 compliant before January 1, 2000. McClatchy's newspapers will maintain inventories at an appropriate level for continued operation. The same inquiry process and determinations are being made for all other major material sources, such as ink and plate suppliers.

EDITORIAL SYSTEMS:

     The Company uses editorial systems from various vendors. We maintain software and hardware maintenance contracts with vendors of critical components, and, as of this writing, we believe all our editorial systems at our newspapers have been made Year 2000 compliant.

     The Company has contracted to replace existing editorial systems at two California dailies (The Sacramento Bee and The Fresno Bee) in 1999 with newer systems which offer increased functionality, including the ability to paginate pages (electronically assemble all elements on a page). The vendor warrants the new systems to be Year 2000 compliant. Notwithstanding the new system implementations, the two newspapers have performed interim software upgrades on the existing editorial systems to meet our Year 2000 compliance standards. Although the hardware vendor has declined to certify certain pieces of hardware as Year 2000 compliant, extensive testing by the application vendor and both newspapers indicates that the existing systems can operate into the year 2000 without problems should installation of the new systems extend beyond December 31,1999. Replacement of the editorial systems was already planned and budgeted; therefore, they are not directly a Year 2000 compliance expense. Costs to upgrade existing software was expensed as incurred.

     For the reasons noted above, we believe at this time that the risks of editorial system failure are not material. For backup purposes, our newspapers possess enough Apple Macintosh workstations (generally immune to Year 2000 issues) with input, processing and output capabilities that, in an emergency, could be used to complete an edition, or even produce new editions for several days, while problems were being resolved. In the case of several newspapers, the primary editorial system functions are currently produced on Macintosh workstations, further reducing risk. In all cases, complications could result in smaller newspapers with less editorial content.

CIRCULATION SYSTEMS:

     The majority of the Company's circulation systems are supported by vendor maintenance agreements and in some cases, we rely on the vendor to provide timely releases of compliant versions. Currently, all vendor-supported circulation systems are on the vendor's current release of software. Three Company newspapers use custom, internally written circulation applications. Two are currently considered compliant, based on thorough internal testing. The third, at The Modesto Bee, will be replaced by a new system that the Company has selected for eventual installation at all its newspapers. The Company expects that the Modesto installation will be complete by November 1, 1999.

     In the event that a circulation system should fail, Company contingency plans provide for backup delivery lists to be created immediately prior to the end of 1999.

     Post-press (packaging and distribution) systems and mechanical equipment are now believed to be in compliance. We currently believe our newspapers delivery transportation fleets to be immune from Year 2000 issues.

     The inability to deliver our print products would have negative impact on both circulation and advertising revenues, the primary sources of revenue for the Company.

ADVERTISING SYSTEMS/CUSTOMERS:

Display Systems:

     The Company believes all material systems that it uses to produce graphics for run-of-press (display) advertising are now compliant.

Classified Systems:

     The classified advertising systems at the Company's newspapers are under software and hardware maintenance contracts with vendors, and all material systems have received upgrades that the Company believes will provide Year 2000 compatibility.

General:

     The Star Tribune is now performing just-released, vendor supplied software upgrades for its page output equipment, and will complete this project in September, 1999. Individually, their advertising and editorial systems are now believed to be Year 2000 compliant as stated above.

     If any advertising system experienced Year 2000 failures, our newspapers would have to retrieve hard-copy proofs of advertising contents of the respective databases in advance and manually input graphics, which could delay the production of the newspaper. Moreover, many advertisers currently send advertising materials to the Company's newspapers electronically. If advertisers are unable to create advertising material due to their own Year 2000 issues, or external communication systems are affected, it is possible that the newspapers would have additional advertising makeup costs.

     The Company is currently reviewing a plan to address the issue of Year 2000 readiness with our major advertisers, as they represent a critical source of revenue. Lack of Year 2000 compliance among major advertisers could result in lost advertising revenues.

ACCOUNTING, ADMINISTRATION AND GENERAL:

     In 1997, the Company, in the course of reviewing the effectiveness of its financial and human resource systems, determined to replace the systems at all newspapers with a centralized system. The vendor has warranted this system to be Year 2000 compliant. All of our newspapers have now switched to the new financial and human resource systems.

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

     The McClatchy Year 2000 Compliance Plan addressed the need to verify the Year 2000 readiness of any third party that could cause a material impact on the Company. Each McClatchy property identified and requested Year 2000 compliance statements from material vendors and suppliers, content providers, utility companies, financial organizations and other business partners. Where written representations of Year 2000 compliance have not been forthcoming, we assume that the service or product will not be Year 2000 compliant. In the event that any of the Company's material vendors, suppliers or financial institutions are unable to provide the Company with services, materials or financing required to operate the Company's business, it could have a material impact on our operations. To date, the Company has not identified any such impact.

     Most McClatchy newspapers have been notified of or have received re-releases of previously remediated and Year 2000 certified software; the impact of these secondary releases has been significant at a number of newspapers. The Company recognizes that software vendors may release updated software throughout 1999 that they identify as their Year 2000 compliant version. This has and may continue to occur after the Company has completed remediation based on software previously provided by the vendor as a Year 2000 compliant release. The Company will continue to monitor these changes to its Year 2000 compliance status and when material, we will continue to update software as released by the vendor.

CONTINGENCY PLANS:

     In addition to contingency plans noted in the various systems above, our newspapers have developed contingency plans to cope with the possibility that major systems could develop problems. As an added measure, the Company is conducting, at all locations, start-to-finish functional tests of its production systems and significant financial systems. As of this writing, eight of our 11 daily newspapers have completed their production systems tests; the remaining three newspapers will perform their production system tests, and the Company will complete its start-to-finish financial system tests by mid-September 1999. The contingency plans are being reviewed, based on whether the start-to-finish testing indicate need for further refinement.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements to help maintain the overall interest rate parameters set by management. None of these agreements were entered into for trading purposes. (See note 3 to the consolidated financial statements.) As a result of this interest rate mix, a hypothetical 10 percent change in interest rates would have a $0.03 to $0.06 per share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Default Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders:

         The Company held its annual shareholders meeting on May 19, 1999 to vote on two proposals. Shareholders approved all of the proposals by voting as follows:

1. Election of Directors of the Board

                                                  VOTES
                                              FOR     WITHHELD
  Nominees for Class A Directors voted by
  Class A Stockholders
       Elizabeth Ballantine                12,608,193    73,969
       Larry Jinks                         12,606,455    75,707
       S. Donley Ritchey, Jr.              12,611,986    70,176
       Frederick R. Ruiz                   12,611,910    70,252

  Nominees for Class B Directors voted by
  Class B Stockholders
       William K. Coblentz                 26,744,705         0
       Molly Maloney Evangelisti           26,744,705         0
       Joan F. Lane                        26,744,705         0
       Kevin S. McClatchy                  26,744,705         0
       James B. McClatchy                  26,744,705         0
       William Ellery McClatchy            26,744,705         0
       Erwin Potts                         26,744,705         0
       Gary B. Pruitt                      26,744,705         0
       William M. Roth                     26,744,705         0

2. To ratify the appointment of Deloitte & Touche LLP as the Company's Independent Auditors for the 1999 Fiscal Year


      FOR         AGAINST        ABSTAIN     BROKER NON-VOTED
   28,007,173       596           5,150              0


Item 5.  Other Information - None


Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibit:

Financial Data Schedule for the six-months ended June 27, 1999.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                      The McClatchy Company
                           Registrant




Date: August 9, 1999               /s/ James P. Smith
                                   James P. Smith
                                   Vice President, Finance and
                                   Treasurer