Form 10-Q
period 1999-09-26
MCCLATCHY CO
filed 1999-11-08
CIK 1056087

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 26, 1999

                               OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to __________

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

The number of shares of each class of common stock outstanding as of November 5, 1999:

          Class A Common Stock              16,416,197
          Class B Common Stock              28,531,912



PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      THE McCLATCHY COMPANY
             CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         (In thousands)

                                            September 26,  December 27,
                                                1999           1998
ASSETS

CURRENT ASSETS
    Cash                                   $     6,942    $      9,650
    Trade receivables (less allowances of      164,782
       $3,505 in 1999 and $4,835 in 1998)                      149,685
    Other receivables                            4,240           2,762
    Newsprint, ink and other inventories        11,913          16,587
    Deferred income taxes                       16,890          17,441
    Other current assets                        10,415           4,414
                                               215,182         200,539

PROPERTY, PLANT AND EQUIPMENT
    Buildings and improvements                 205,663         203,842
    Equipment                                  459,407         446,236
                                               665,070         650,078

    Less accumulated depreciation             (307,872)       (275,230)
                                               357,198         374,848
    Land                                        56,615          56,593
    Construction in progress                    33,271          21,961
                                               447,084         453,402

INTANGIBLES - NET                            1,467,317       1,510,954

OTHER ASSETS                                    83,080          81,830

TOTAL ASSETS                             $   2,212 663    $  2,246,725

See notes to consolidated financial statements.


                      THE McCLATCHY COMPANY
             CONSOLIDATED BALANCE SHEET (UNAUDITED)
              (In thousands, except share amounts)

                                         September 26,    December 27,
LIABILITIES AND STOCKHOLDERS' EQUITY           1999            1998

CURRENT LIABILITIES
  Accounts payable                      $       77,747   $     68,358
  Accrued compensation                          67,395         62,038
  Income taxes                                   8,964         29,222
  Unearned revenue                              37,141         33,602
  Carrier deposits                               3,618          4,071
  Other accrued liabilities                     26,558         23,099
                                               221,423        220,390

LONG-TERM BANK DEBT                            927,000      1,004,000

OTHER LONG-TERM OBLIGATIONS                     70,766         75,274

DEFERRED INCOME TAXES                          138,227        140,056

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock $.01 par value:
    Class A - authorized
      100,000,000 shares, issued
      16,355,250 in 1999 and 16,033,763
      in 1998                                      164            160
    Class B - authorized
      60,000,000 shares, issued
      28,531,912 in 1999 and 28,655,912
      in 1998                                      285            287
    Additional paid-in capital                 274,534        269,523
    Retained earnings                          580,264        537,035
                                               855,247        807,005

TOTAL LIABILITIES AND STOCKHOLDERS'     $    2,212,663   $  2,246,725
EQUITY


                              THE McCLATCHY COMPANY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                        Three Months Ended            Nine Months Ended
                                   September 26, September 30,   September 26,  September 30,
                                       1999           1998           1999            1998
REVENUES - NET
  Newspapers:
        Advertising                $    216,884   $    204,762    $   642,927   $   539,931
        Circulation                      43,265         44,631        131,492       117,807
        Other                             6,696         10,636         19,600        27,054
                                        266,845        260,029        794,019       684,792
  Non-newspapers                          2,424          3,100          7,260         9,307
                                        269,269        263,129        801,279       694,099
OPERATING EXPENSES
  Compensation                          102,500        101,353        306,987       269,563
  Newsprint and supplements              34,988         41,479        114,125       110,737
  Depreciation and amortization          26,569         25,486         79,831        67,553
  Other operating expenses               49,753         45,948        142,222       122,193
                                        213,810        214,266        643,165       570,046
OPERATING INCOME                         55,459         48,863        158,114       124,053

NON-OPERATING (EXPENSES) INCOME
  Interest expense                      (15,963)       (20,320)       (49,285)      (44,535)
  Partnership income (loss)                (350)           600           (490)        1,150
  Other - net                               523           (519)         1,464           869
INCOME BEFORE INCOME TAX                 39,669         28,624        109,803        81,537
PROVISION

INCOME TAX PROVISION                     19,297         14,598         53,803        41,584

NET INCOME                         $     20,372   $     14,026    $    56,000   $    39,953
NET INCOME PER COMMON SHARE:
  Basic                            $       0.45   $       0.31    $      1.25   $      0.94
  Diluted                          $       0.45   $       0.31    $      1.25   $      0.93
WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES:
  Basic                                  44,875         44,598         44,799        42,726
  Diluted                                45,052         44,757         44,974        42,884

See notes to consolidated financial statements


                   THE McCLATCHY COMPANY
     CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      (In thousands)
                                                                   Nine Months Ended
                                                             September 26,   September 30,
                                                                  1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $     56,000   $      39,953
    Reconciliation to net cash provided:
       Depreciation and amortization                               82,429          69,445
       Changes in certain assets and liabilities - net            (20,326)        (26,055)
       Other                                                         (691)           (341)
    Net cash provided by operating activities                     117,412          83,002

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                   (32,919)        (23,633)
     Merger of Cowles Media Company                                     -      (1,099,518)
     Proceeds from sale of certain business operations                  -         180,903
     Other - net                                                   (1,802)          2,770
   Net cash used by investing activities                          (34,721)       (939,478)

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                       -       1,125,000
     Repayment of long-term debt                                  (77,000)       (267,370)
     Payment of cash dividends                                    (12,771)        (12,091)
     Other - principally stock issuances in employee plans          4,372           3,223
   Net cash (used) provided by financing activities               (85,399)        848,762

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (2,708)         (7,714)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      9,650           8,671
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $      6,942   $         957

OTHER CASH FLOW INFORMATION
Cash paid during the period for:
     Income taxes (net of refunds)                           $     74,697   $      36,133
     Interest paid (net of capitalized interest)             $     47,329   $      34,653

MERGER
     Fair value of assets acquired                                          $   1,542,278
     Fair value of liabilities assumed                                           (282,481)
     Issuance of common stock                                                    (189,804)
     Fees & expenses                                                               31,654
     Less cash acquired                                                            (2,129)
Net cash paid                                                               $   1,099,518

See notes to consolidated financial statements


                              THE McCLATCHY COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                        Additional
                                        Par Value        Paid-In   Retained
                                     Class A  Class B    Capital   Earnings    Total
BALANCES, DECEMBER 31, 1997          $   94   $  287   $  74,354  $ 492,320  $  567,055
Net income (9 months)                                                39,953      39,953
Dividends paid ($.285 per share)                                    (12,091)    (12,091)
Conversion of 30,000 Class B              -        -
  shares to Class A
Issuance of 205,424 Class A               2                3,221                  3,223
  shares under employee stock plans
Issuance of 6,328,289 Class A            63              189,741                189,804
  shares for Cowles merger
Tax benefit from stock plans                                 785                    785

BALANCES, September 30, 1998            159      287     268,101    520,182     788,729
Net income (3 months)                                                21,098      21,098
Dividends paid ($.095 per share)                                     (4,245)     (4,245)
Issuance of 46,408 Class A                1                1,322                  1,323
  shares under employee stock plans
Issuance of 2,259 Class A shares          -        -
  in Cowles Merger
Tax benefit from stock plans                                 100                    100

BALANCES, DECEMBER 27, 1998             160      287     269,523    537,035     807,005
Net income (9 months)                                                56,000      56,000
Dividends paid ($0.285 per share)                                   (12,771)    (12,771)
Conversion of 124,000 Class B             2       (2)
  shares to Class A
Issuance of 197,487 Class A               2                4,370                  4,372
  shares under employee stock plans
Tax benefit from stock plans                                 641                    641

BALANCES, September 26, 1999         $  164   $  285   $ 274,534  $ 580,264  $  855,247

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

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the nine-month period ended September 30, 1998, as though the Cowles merger had taken place on January 1, 1998 (in thousands, except per share amounts):

                                           1998
     Revenues                           $  776,788
     Net income                              1,053
     Diluted earnings per share         $     0.02

     Cowles Media Company donated $10,000,000 to the Cowles Media Foundation and incurred significant investment banking, legal and other costs associated with the transaction in 1998, contributing to the dilution in the pro forma results for the nine months ended September 30, 1998.

NOTE 3.   LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

     The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 125 basis points in 1998 and 62.5 basis points in 1999, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 175 basis points in 1998 and 150 basis points in 1999 and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus 125 basis points in 1998 and 62.5 basis points in 1999 and is payable by March 19, 2005. Interest rates applicable to debt drawn down at September 26, 1999, ranged from 5.82% to 7.02%.
The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty.

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

     Also, the Company has entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%. The collar arrangement terminates in the fourth quarter of 2000.

     The Company has outstanding letters of credit totaling
$31,680,000 securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.

Long-term debt consisted of (in thousands):

                                  September 26,    December 27,
                                      1999             1998
Credit Agreement:
     Term loans                  $      804,000    $    904,000
     Revolving credit line              123,000         100,000
     Total indebtedness                 927,000       1,004,000
     Less current portion                     -               -
     Long-term indebtedness      $      927,000    $  1,004,000


Long-term debt matures, as of September of each year, as follows (in thousands):

               2001             $       55,672
               2002                     76,615
               2003                    108,771
               2004                    173,083
               2005                    274,127
               Thereafter              238,732
                                $      927,000


Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Recent Events and Trends

     At the end of 1998, the Company changed from calendar year reporting to a fiscal year ending on the last Sunday in December, with each quarter consisting of three periods - five weeks, four weeks and four weeks. Accordingly, the third quarter of 1999 ended on September 26, 1999, versus the calendar quarter which ended on September 30, 1998.

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

Third Quarter 1999 Compared to 1998

     Earnings were $20.4 million or 45 cents per share in the third quarter of 1999 compared to $14.0 million or 31 cents per share in 1998. The higher earnings are largely due to growth in advertising revenues and lower newsprint costs. Earnings in the quarter also benefited from lower interest expense as the Company continued to pay down its debt.

     Revenues were up 2.3% from the 1998 calendar quarter. However, after conforming 1998 revenues to period reporting to be consistent with 1999 and excluding revenues from several small operations which were sold/closed in 1998 (pro forma revenues), total revenues in the third quarter increased 4.0% and advertising revenues increased 4.9%. Circulation revenues declined 3.2% from 1998 pro forma primarily reflecting the fact that there were no rate increases in 1999 and that certain newspapers increased payments to carriers (recorded as a contra revenue).

OPERATING REVENUES BY REGION:
(In thousands)

                            Period     Calendar   % Change
                             1999        1998

Minnesota newspaper       $   97,378  $   95,975     1.5
California newspapers         86,031      82,061     4.8
Carolinas newspapers          43,890      44,146    (0.6)
Northwest newspapers          39,546      37,847     4.5
Non-newspaper operations       2,424       3,100   (21.8)
                          $  269,269  $  263,129     2.3

     Minnesota - The Star Tribune contributed 36.2% of third quarter 1999 revenues. Total revenues increased 1.5% from calendar 1998 and were up 2.0% from pro forma 1998 revenues. Advertising revenues increased 3.3% to $78.8 million reflecting weaker advertising revenue from major retail advertisers but improving trends in classified advertising.

     California - The California newspapers contributed 31.9% of total revenues. Total revenues increased 4.8% from calendar 1998 but were up 5.4% from pro forma 1998 revenues. Advertising revenues at the Company's California dailies totaled $71.3 million and were up 6.2% from pro forma advertising revenues in the prior year. The growth in advertising revenues was generally strong in all categories: retail, classified and national advertising.

     Carolinas - The Carolinas contributed 16.3% of third quarter revenue. Total revenues declined 0.6% from the 1998 calendar quarter, reflecting the sale of certain newspaper operations in this region in 1998, and the adverse affects of Hurricane Floyd in the third quarter of 1999. On a pro forma basis, that is, conforming to period reporting and excluding sold operations in 1998, total revenues increased 3.8%. Advertising revenues at the Company's Carolina dailies were $34.4 million, up 5.3% from pro forma revenues. The Company estimates that advertising revenues would have increased 7.6% over pro forma 1998 without the negative impact of Hurricane Floyd on its 1999 operations.

     Northwest - The Northwest newspapers contributed 16.3% of third quarter revenues and increased 4.5% over calendar 1998, but was up 5.2% from pro forma 1998 revenues. Advertising revenues at the Company's dailies in Alaska and the state of Washington totaled $29.2 million, up 7.7% from pro forma 1998 advertising revenues. Like California, advertising revenue growth was strong in all major categories.

     Non-newspaper revenues - Non-newspaper revenues represented less than 1.0% of total revenues in the third quarter of 1999 and declined $676,000 from calendar 1998. These revenues increased
$551,000 from pro forma revenue, which exclude commercial printing operations sold during 1998.

Operating Expenses:

     Operating expenses totaled $213.8 million and declined nominally from the 1998 calendar quarter. On a pro forma basis, that is conforming to period reporting and excluding sold operations, operating expenses increased 1.8%.

     Expenses were generally held down by lower newsprint prices in the third quarter of 1999. Newsprint and supplement expense declined 15.8% from pro forma 1998. The lower newsprint prices were partially offset by higher newsprint usage, up about 3.0% due to increased advertising and circulation volumes and some product enhancements, as well as, increased use of supplements. Compensation costs increased 3.5% from pro forma 1998 reflecting salary increases of 2.0% to 4.0% and higher retirement costs. All other operating expenses, including depreciation and amortization, were up 8.2%, and were affected by hurricane-related expenses in the Carolinas and promotion of new editorial products, primarily at the Star Tribune.

Non-Operating (Expenses) Income-Net:

     Non-operating expenses declined $4.4 million due primarily to a drop in interest expense as the Company continued to repay its debt in 1999. The Company recorded a loss of $350,000 as its portion of The Ponderay Newsprint Mill (Ponderay) joint venture's results versus income of $600,000 in 1999. In the 1998 quarter, the Company recorded a pre-tax loss of $971,000 on the sale of a magazine operation in North Carolina and a commercial printing operation in California.

Income Taxes:

     In the third quarter of 1999, the Company adjusted its full-year effective tax rate to 49.0% from 49.2%, resulting in a quarterly provision of 48.6%. The Company's effective tax rate in 1999 is lower than 1998 (51.0% for the quarter) due to higher projected income before taxes in 1999 relative to a set amount of non-deductible expenses.

Nine-Month Period 1999 Compared To 1998

     Earnings in the nine months ending September 26, 1999, were $56.0 million or $1.25 per share compared to $40.0 million or 93 cents in 1998. The 1999 earnings include a full year of the Star Tribune newspaper's operations versus six months and nine days of those operations in 1998 (the Star Tribune purchase was completed on March 19, 1998).

     Revenues and expenses were generally affected by the same factors in the nine-month period that were discussed in the quarterly comparisons above. Exceptions are noted below.

     Operating revenues totaled $801.3 million, up 15.4% from 1998 calendar revenues of $694.1 million and were largely affected by the inclusion of the Star Tribune in all of 1999 versus the partial period in 1998.

OPERATING REVENUES BY REGION:
(In thousands)

                            Period     Calendar   % Change
                             1999        1998

Minnesota newspaper       $  293,264  $  202,622    44.7
California newspapers        252,133     240,769     4.7
Carolinas newspapers         131,427     130,449     0.7
Northwest newspapers         117,195     110,952     5.6
Non-newspaper operations       7,260       9,307   (22.0)
                          $  801,279  $  694,099    15.4


     Newspaper Operations - The Star Tribune revenues reflect the inclusion of the first quarter in 1999 and only six days of the first quarter in 1998. On a pro forma basis, revenues at the Star Tribune are up 2.9% in 1999 and reflect those trends discussed in the quarterly comparisons.

     The Carolinas newspapers revenue decline is affected by the sales of operations in 1998. On a pro forma basis, total revenues increased 3.5%. Pro forma revenues at the California and Northwest newspapers were up 4.4% and 5.5%, respectively. These newspapers were generally affected by the same trends explained in the quarterly comparisons.

     Non-newspaper Operations - Revenues at the Company's non-newspaper businesses declined $2.0 million as the result of the sales of commercial printing operations, but were up $1.9 million on a pro forma basis. This pro forma growth reflects improved results at The Newspaper Network, the Company's national newspaper marketing company, and Nando Media, the Company's national on-line publishing operation.

Operating Expenses:

     Operating expenses increased 27.5% from calendar 1998, but were up 1.9% from pro forma 1998 expenses and generally reflect the trends discussed above.

Non-Operating (Expenses) Income:

     Non-operating (expenses) income reflected $5.8 million more in expenses due largely to a $4.8 million increase in interest costs related to the debt incurred on the March 19, 1998 purchase of the Star Tribune. Also, the Company's portion of Ponderay results reflect a $490,000 loss in 1999 versus $1.2 million in income in 1998.

Income Taxes:

     The Company's effective tax rate in 1999 is 49.0% versus
51.0% in 1998, as discussed above.

Liquidity & Capital Resources

     Operations generated $117.4 million in cash during the nine-month period ending September 26, 1999. Cash was used primarily to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be $44.0 million in 1999.

     The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330 million bearing interest at LIBOR plus 150 basis points and payable in increasing semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200 million bears interest at LIBOR plus
62.5 basis points and is payable by March 19, 2005. The Company has $58.3 million of available credit at September 26, 1999 (see note 3 to the consolidated financial statements). The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty. The Company intends to accelerate payments on this debt as cash generation allows.
     The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

     The Company has entered into interest rate protection agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company is a party to three interest rate swap agreements, expiring in 2002 to 2003, with an aggregate notional amount of $300,000,000. The effect of these agreements is to fix the LIBOR interest rate exposure at 5.9% on that portion of the Company's term loans. Also, the Company entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%. The collar arrangement terminates in the fourth quarter of 2000.

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

YEAR 2000 COMPLIANCE

     The Company has largely completed its Year 2000 remediation activities. At the time of this filing, only 4 of 562 remediation projects remain unfinished. The company expects those remaining projects will be completed by November 30, 1999.

     A corporate task force and task forces at each of our newspapers are monitoring remediation activities. A Year 2000 Compliance Coordinator reports to the Corporate Director of Information Systems and the Company's Vice President, Finance.

     To achieve Year 2000 compliance, a combination of internal effort, upgrades from vendors, external programmers and consultants, replacement systems or, in a few cases, retirement of systems has been used. Remediation costs incurred through October 1, 1999, are estimated to be $1.4 million; we estimate that the additional incremental costs through the end of the year to be $247,000. Capital projects, previously budgeted for business reasons, which include Year 2000 compliance, total approximately $13 million throughout the Company.

     The Company's 11 daily newspapers generate over 95% of our revenues and profits. The following describes these newspapers' state of readiness for Year 2000, the associated risks and the state of our contingency plans.

NEWSPAPER PRODUCTION FACILITIES AND PROCESSES:

Production Systems:

     All daily newspapers have completed rigorous end-to-end publishing system tests. The purpose of these tests were to verify that McClatchy's newspapers can publish on January 1, 2000, and thereafter, with minimal disruptions due to Year 2000 technology issues.

     The Company believes its computer and mechanical systems at all material production facilities (including press and post-press systems) have been made Year 2000 compliant.

     If the Company's presses succumb to Year 2000 problems, it would be difficult in our larger markets to print on a timely basis, which could have a significant revenue impact on the company. Our papers have reciprocal printing agreements with other papers in each area, but newspapers could be printed late, with smaller editions and with less circulation. Year 2000 contingency plans at each property outline procedures for off-site printing and special year-end press schedules.

Third Party Suppliers:

     The Company relies on commercial electric power to print its newspapers. The Company is continuing to monitor the status of its utility providers as to their Year 2000 readiness, but must rely on representations from such vendors. If the Company's providers are unable to supply electrical power, it could have significant negative revenue implications for the Company.
Recent reports from utilities have led to an increased level of confidence that significant power failures are unlikely. Nonetheless, the Company believes it has contingency plans and procedures in place for short-term outages.

     The Company has contacted its primary suppliers of newsprint, ink, plates and other production materials, and the Company has received written statements that our major suppliers generally expect to be Year 2000 compliant before January 1, 2000. In addition, the Company maintains sufficient quantities of production supplies to alleviate any short-term Year 2000 problems that might be experienced by vendors or delivery systems.

EDITORIAL SYSTEMS:

     As of this writing, we believe all our editorial systems at our newspapers have been made Year 2000 compliant.

     The Company has scheduled replacement of existing editorial systems at its California dailies (The Sacramento Bee, The Modesto Bee and The Fresno Bee) with newer systems that offer increased functionality. These systems are expected to be Year 2000 compliant. Notwithstanding, all three papers have performed interim software and/or hardware upgrades on their existing editorial systems to meet our Year 2000 compliance standards. Although the hardware vendor has declined to certify certain pieces of hardware as Year 2000 compliant, extensive testing by the application vendor and the newspapers indicates that the existing systems can operate into 2000 without problems. Replacement of the editorial systems was already planned and budgeted; therefore, they are not directly a Year 2000 compliance expense. Costs to upgrade existing software were expensed as incurred.

     For the reasons noted above, we believe at this time that the risks of editorial system failure are not material. For backup purposes, our newspapers possess other input, processing and output capabilities that, in an emergency, could be used to complete an edition, or even produce new editions for several days, while problems were being resolved. Complications could result in smaller newspapers with less editorial content.

CIRCULATION SYSTEMS:

     The Company believes that its circulation systems are now Year 2000 compliant. All vendor-supported circulation systems are on the vendor's current release of software. The two Company newspapers that use custom, internally written circulation applications have completed their internal remediation efforts.

     In the event that a circulation system should fail, Company contingency plans provide for backup delivery lists to be created immediately prior to the end of 1999.

     Post-press (packaging and distribution) systems and mechanical equipment are now believed to be in compliance. We currently believe our delivery transportation fleets to be immune from Year 2000 issues.

     The inability to deliver our print products would have negative impact on both circulation and advertising revenues, the primary sources of revenue for the Company.

ADVERTISING SYSTEMS/CUSTOMERS:

     The Company believes all systems that it uses to schedule and produce graphics for run-of-press (display) advertising, for classified advertising and pre-print advertising are now compliant.

     Many advertisers currently send advertising materials to the Company's newspapers electronically. If advertisers are unable to create advertising material due to their own Year 2000 issues, or external communication systems are affected, it is possible that the newspapers would have additional advertising makeup costs. The company is currently in the process of incorporating into its contingency plans alternate methods by which the newspapers can receive advertisers' materials.

ACCOUNTING, ADMINISTRATION AND GENERAL:

     The Company's new centralized financial and human resources systems are believed to be Year 2000 compliant.

     We believe financial reporting and accounting responsibilities can be met without the use of automated financial systems. A failure in the Company's financial systems would result in delays in processing payables, receivables, payroll and reporting Company performance while manual
(contingency) processes were activated.

     If the automated advertising or circulation management and billing systems fail (see previous discussions of advertising and circulation systems), contingency plans will be implemented that would revert to a manual accounting system. Certain advertising and circulation functions could be delayed while manual processes were activated.

     The McClatchy Year 2000 Compliance Plan addresses the need to verify the Year 2000 readiness of any third party that could cause a material impact on the Company, requesting compliance statements from material vendors and suppliers, content providers, utility companies, financial organizations and other business partners. To date, the Company has not identified any third party vendor unable to provide necessary services, materials or financing required to operate the Company's business.

     The Company recognizes that software vendors have released and may continue to release updated software throughout 1999 that they identify as their Year 2000 compliant version. This may occur after the Company has completed remediation based on software previously provided by the vendor as a Year 2000 compliant release. The Company will continue to monitor these changes to its Year 2000 compliance status and when material, we will continue to update software as released by the vendor.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements to help maintain the overall interest rate parameters set by management. None of these agreements were entered into for trading purposes. (See note 3 to the consolidated financial statements.) As a result of this interest rate mix, a hypothetical 10 percent change in interest rates would have a $0.03 to $0.05 per share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Default Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -
          None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibit:

Financial Data Schedule for the nine-months ended September 26,
1999.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                      The McClatchy Company
                           Registrant


Date: November 8, 1999   /s/ James P. Smith
                         James P. Smith
                         Vice President, Finance and
                         Treasurer