Form 10-K405
period 1999-12-26
MCCLATCHY CO
filed 2000-03-24
CIK 1056087

================================================================================

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
 X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 -                    THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 26, 1999

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


          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
             Title of each class                       on which registered
             -------------------                      ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
                                             ---

     Aggregate market value of the Company's voting stock held by non-affiliates on March 20, 2000, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date: approximately $767,291,873. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

     Shares outstanding at March 20, 2000:
                    Class A Common Stock - 16,578,420 shares
                    Class B Common Stock - 28,451,912 shares
     Documents incorporated by reference:

     Definitive Proxy Statement for the Company's May 17, 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

================================================================================

                        INDEX TO THE McCLATCHY COMPANY
                                1999 FORM 10-K

Item No.                                                                 Page
--------                                                                ----
                                      PART I
1.     Business........................................................    1
       Star Tribune Newspaper..........................................    2
       California Newspapers...........................................    3
       Carolinas Newspapers............................................    4
       Northwest Newspapers............................................    7
       Other Operations................................................    9
       Raw Materials...................................................    9
       Competition.....................................................   10
       Employees - Labor...............................................   10
2.     Properties......................................................   11
3.     Legal Proceedings...............................................   11
4.     Submission of Matters to a Vote of Security
          Holders......................................................   12

                                     PART II

5.     Market for the Registrant's Common Stock
          and Related Stockholder Matters..............................   12
6.     Selected Financial Data.........................................   13
7.     Management's Discussion and Analysis of
          Financial Condition and Results of Operations................   14
7A.    Quantitative and Qualitative Disclosures
          About Market Risk............................................   22
8.     Financial Statements and Supplementary Data.....................   23
9.     Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure.......................   46

                                    PART III

10.    Directors and Executive Officers of the
          Registrant...................................................   46
11.    Executive Compensation..........................................   47
12.    Security Ownership of Certain Beneficial
          Owners and Management........................................   47
13.    Certain Relationships and Related
          Transactions.................................................   47

                                     PART IV

14.    Exhibits, Financial Statement Schedules
          and Reports on Form 8-K......................................   47

                                     PART I

ITEM 1.  BUSINESS

Overview

    The McClatchy Company, a Delaware corporation, is a successor in interest to McClatchy Newspapers, Inc., a Delaware corporation, and was created as a result of the Amended and Restated Agreement and Plan of Merger and Reorganization (the "merger"), dated as of February 13, 1998, between (among others) McClatchy Newspapers, Inc. and Cowles Media Company (nka, The Star Tribune Company), a Delaware corporation ("Cowles"). Pursuant to the merger agreement, McClatchy Newspapers, Inc. and Cowles each became wholly-owned subsidiaries of The McClatchy Company. All references to the "Company" herein include the predecessor in interest, McClatchy Newspapers, Inc. The Company owns and publishes 24 newspapers in four regions of the Country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). These newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 31, 1999, the Company had an average paid daily circulation of 1,375,179, Sunday circulation of 1,859,196 and non-daily circulation of 65,391.

     While newspaper publishing remains the Company's core business, it is supplemented by a growing array of niche products and direct marketing initiatives, including direct mail. The Company also publishes a leading local website in each of its 11 daily newspaper markets offering readers information, comprehensive news, advertising, e-commerce and other services.

     Each of the Company's newspapers is semiautonomous in its business and editorial operations so as to meet most effectively the needs of the communities it serves. Publishers and editors of the newspapers make the day-to-day decisions and within limits are responsible for their own budgeting and planning. Policies on such matters as the amount and type of capital expenditures, key personnel changes, and strategic planning and operating budgets including wage and pricing matters, are approved or established by the Company's senior management or Board of Directors.

     The Company's overall strategy is to concentrate on developing its newspapers and related businesses. Each of its eleven daily newspapers has the largest circulation of any newspaper servicing its particular metropolitan area. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 80% of consolidated revenues in 1999 and 78% of consolidated revenues in 1998. Circulation revenues approximated 16% of consolidated revenues in 1999 and 17% in 1998.

     The Company's newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the Easter holiday and spring advertising season, and Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits.

     Other businesses owned by the Company include Nando Media, the Company's national on-line publishing operation, and The Newspaper Network (TNN), a national sales and marketing company. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in Washington State. In 1998, the Company sold two small commercial printing operations that were located in California and North Carolina.

     The Company has addressed Year 2000 computer compliance issues and, to date, has experienced no significant interruptions of business. Please see the "Year 2000 compliance" discussion in Part II, Item 7.

     When used in this Report, the words "expect" and "project" and similar expressions are generally intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, including those discussed under the heading "Forward Looking Information" in Part II, Item 7, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.

Star Tribune

     On March 19, 1998, the Company acquired all of the outstanding shares of Cowles Media Company and its most significant business - the Star Tribune newspaper (see note 2 to the consolidated financial statements in Part II, Item
8). The Star Tribune is now the Company's largest newspaper, contributing 36.4% of 1999 revenues.

     The Star Tribune's daily average paid circulation in 1999 increased 0.6% to 371,907 over 1998 average of 369,736, while Sunday average paid circulation was up 0.2% to 673,438 in 1999 from 672,332 in 1998. As of December 31, 1999, approximately 76% of the daily and 75% of Sunday circulation was home delivered.

     The Star Tribune's advertising volumes for the year ended December 26, 1999 and for the period from March 20, 1998 to December 27, 1998 are set forth in the following table:

                                                                                1999            1998
                                                                                ----            ----
  Full Run advertising linage in thousands of six-column inches               2,079           1,635

  Preprints distributed in millions                                             1,012             802

     The Star Tribune's net revenues increased 3.3% to $395,943,000, over pro forma 1998 revenues (including a full year of Star Tribune's revenues and restating to period reporting). Actual reported revenues of $305,905,000 in 1998 are from March 20 to December 27.

California Newspapers

     The three "Bee" newspapers have formed the core of the Company's operations for many years and continue to have a significant influence on the civic, political, economic and cultural life of California's Central Valley. These newspapers are summarized below:

                              1999 Circulation (1)
                     -----------------------------------
      Newspaper           Daily/Weekly        Sunday           1999 Revenues          1998 Revenues
      ---------           ------------        ------           -------------          -------------
The Sacramento Bee             293,260       352,381            $207,311,000           $194,160,000
The Fresno Bee                 159,467       194,145              87,040,000             84,324,000
The Modesto Bee                 84,880        91,517              48,908,000             45,685,000
Clovis Independent               5,674           n/a               1,623,000              1,397,000

(1) Based on calendar year average paid daily circulation.


     The California newspapers produced approximately 31.7% of total Company revenues in 1999, compared to 33.6% in 1998. Revenues at the California newspapers increased 5.0% from pro forma 1998 revenues, which restate 1998 revenues to period reporting to be consistent with 1999 revenues.

The Sacramento Bee

     The Sacramento Bee is a morning newspaper serving the California state capital and the surrounding metropolitan area. In 1999, The Sacramento Bee's average paid circulation increased 1.7% daily and 0.8% Sunday from 1998. As of December 31, 1999, approximately 87% of the daily, and 82% of the Sunday circulation was home delivered.

     The Sacramento Bee's advertising volumes for the years ended December 26, 1999 and December 27, 1998, are set forth in the following table:

                                                                           1999            1998
    Full Run advertising linage in thousands of six-column inches          2,425           2,292

    Preprints distributed in millions                                        628             545

     Net revenues of The Sacramento Bee increased 5.8% from pro forma 1998 revenues.

The Fresno Bee

     The Fresno Bee is a morning newspaper serving the Fresno, California metropolitan area. The Fresno Bee's average paid circulation increased 1.3% daily and was up 0.9% on Sunday versus 1998. As of December 31, 1999, approximately 89% of The Fresno Bee's daily and 87% of the Sunday circulation was home delivered.

     The Fresno Bee's advertising volumes for the years ended December 26, 1999 and December 27, 1998, are set forth in the following table:

                                                                              1999             1998
                                                                              ----             ----
  Full Run advertising linage in thousands of six-column inches               1,285            1,266

  Preprints distributed in millions                                             252              261

     Net revenues of The Fresno Bee increased 2.7% from pro forma 1998.

The Modesto Bee

     The Modesto Bee is a morning newspaper that serves the Modesto, California, metropolitan area, located between Sacramento and Fresno. The Modesto Bee's average paid circulation increased 1.0% daily and 0.6% Sunday versus 1998. As of December 31, 1999, approximately 88% of the daily and 86% of the Sunday circulation was home delivered.

     The Modesto Bee's advertising volumes for the years ended December 26, 1999 and December 27, 1998, are set forth in the following table:

                                                                             1999         1998
                                                                             ----         ----
  Full Run advertising linage in thousands of six-column inches              1,108        1,072
  Preprints distributed in millions                                            160          161

     Net revenues of The Modesto Bee increased 5.8% from pro forma 1998.

     The Clovis Independent is a weekly newspaper that circulates in Clovis, CA, a community east of Fresno.

Carolinas Newspapers

     In 1990, the Company purchased three daily and three non-daily newspapers in South Carolina from The News and Observer Publishing Company (N&O), and subsequently added a fourth non-daily in 1997. On August 1, 1995, the Company purchased the remainder of N&O, which included The News & Observer newspaper and six non-daily newspapers in North Carolina (and other businesses discussed below). Several niche products, a commercial printing operation and one weekly newspaper, all located in North Carolina, were sold in 1998.

     The Carolinas newspapers are summarized below:

                                        1999 Circulation (1)
                                ---------------------------------
           Newspaper                 Daily/Weekly       Sunday         1999 Revenues       1998 Revenues
          ---------                  ------------       ------         -------------       -------------
The News & Observer (Raleigh)           165,711         209,102         $135,520,000        $129,646,000
The Herald (Rock Hill) (2)               31,113          32,879           13,830,000          13,471,000
The Island Packet (Hilton Head)          16,079          18,030           11,825,000          10,897,000
Beaufort Gazette                         11,525          11,093            5,891,000           5,534,000
Non-daily newspapers (2)                 42,449             n/a           10,568,000          15,142,000

(1)  Based on calendar year average paid circulation.
(2) Four South Carolina non-daily newspapers' revenues are consolidated with revenues of The (Rock Hill) Herald.

     The Carolinas newspapers produced 16.3% of total Company revenues in 1999 versus 18.0% reported in 1998 Excluding the sale of the operations discussed above and reflecting period reporting in 1998, total revenues from the Carolinas newspapers increased 3.7% from pro forma 1998 revenues. (By the Company's estimates, this growth would have been 4.1% if not for the revenues lost due to Hurricane Floyd in September 1999.)

The News & Observer

     The News & Observer, the Company's third largest newspaper, is a morning daily serving North Carolina's state capital, Raleigh, and the thriving Research Triangle which includes Raleigh, Durham and Chapel Hill, North Carolina.

     The News & Observer's average paid circulation in 1999 increased approximately 0.9% daily and 0.5% Sunday over calendar year 1998. As of December 31, 1999 approximately 77% of the daily and 72% of the Sunday circulation was home delivered.

     The News & Observer's advertising volumes for the years ended December 26, 1999 and December 27, 1998, are set forth in the following table:

                                                                            1999            1998
                                                                            ----            ----

  Full Run advertising linage in thousands of six-column inches             2,054           2,027
  Preprints distributed in millions                                           312             303

    The News & Observer's revenues for 1999 increased 3.8% over 1998 pro forma 1998.

The Herald

     The Herald is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is a community approximately 25 miles southwest of Charlotte, North Carolina. In 1999, The Herald's average paid circulation increased 1.7% daily and 2.3% on Sunday from 1998.

     The Herald's main competitor is a zoned edition of the Charlotte Observer, whose circulation in The Herald's primary circulation area is estimated to be approximately a third of The Herald's circulation. As of December 31, 1999, approximately 81% of the daily and 78% of the Sunday circulation was home delivered.

     Advertising volumes for the years ended December 26, 1999 and December 27, 1998, were as follows:

                                                                              1999            1998
                                                                              ----            ----
  Full Run advertising linage in thousands of six-column inches               1,087             907
  Preprints distributed in millions                                              45              40

     Net revenues of The Herald increased 3.3% over pro forma 1998.

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

     The average paid circulation increased 5.9% daily and 2.8% Sunday at The Island Packet and was up 2.1% daily and 2.3% Sunday at The Gazette.

     As of December 31, 1999, approximately 66% of the daily and 59% of the Sunday circulation of The Packet was home delivered. Comparable amounts for The Gazette were 69% daily and 75% Sunday.

     Advertising volumes for the years ended December 26, 1999, and December 27, 1998, for the newspapers were:

                                                                                    1999              1998

  Packet Full Run advertising linage in thousands of six-column inches                747               744
  Packet Preprints distributed in millions                                             12                12
  Gazette Full Run advertising linage in thousands of six-column inches               411               439
  Gazette Preprints distributed in millions                                            14                24

    Net revenues of The Packet increased 7.9% over pro forma 1998, while The Gazette's net revenues were up 5.4%.

Carolinas Non-daily Newspapers

     The South Carolina non-daily newspapers include the Clover Herald, the Yorkville Enquirer, the Lake Wylie Magazine and the Fort Mill Times, and serve small communities in Chester and York counties.

     The North Carolina non-dailies are newspapers that serve small communities generally surrounding Raleigh. They are (paid circulation in parenthesis):
Chapel Hill News (21,000 primarily free distribution, 800 paid circulation), Cary News (12,100), Zebulon Record (3,000), Wendall Clarion and Knightdale Times (2,900) and Smithfield Herald (14,700). N&O also published Business North Carolina, a monthly magazine and the Mount Olive Tribune, both of which were sold in 1998.

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

                                  1999 Circulation (1)
                        --------------------------------------
       Newspaper              Daily/Weekly          Sunday          1999 Revenues         1998 Revenues
       --------               ------------          ------          -------------         -------------
The News Tribune                   128,402         145,327            $79,155,000           $73,867,000
Anchorage Daily News                72,086          87,013             55,350,000            53,499,000
Tri-City Herald                     40,749          44,271             20,830,000            19,336,000
Other newspapers                    17,268             n/a              3,829,000             3,953,000

 (1)  Based on calendar year average paid circulation.

     The Company's northwest newspapers produced approximately 14.6% of the Company's total revenues in 1999 versus 15.6% in 1998. Revenues at the Northwest newspapers increased 4.8% over proforma (restated for period reporting) 1998.

The News Tribune

     The News Tribune, a morning newspaper, primarily serves the Tacoma, Washington metropolitan area in Pierce and South King Counties. It is the third largest newspaper in the state. In 1999 the average paid circulation of The News Tribune decreased 0.9% daily and 1.9% Sunday versus 1998.

     Tacoma is approximately 30 miles south of Seattle. The News Tribune competes in the northernmost fringes of its market with the major Seattle daily newspapers. As of December 31, 1999 approximately 84% of the daily and 83% of the Sunday circulation was home delivered.

     The News Tribune's advertising volumes for the years ended December 26, 1999 and December 27, 1998, are set forth in the following table:

                                                                                     1999               1998
  Full Run advertising linage in thousands of six-column inches                     1,387               1,084
  Preprints distributed in millions                                                   246                 238

     Net revenues of The News Tribune increased 6.1% from pro forma 1998.

Anchorage Daily News

     The Anchorage Daily News, a morning newspaper, is Alaska's largest newspaper. The Anchorage Daily News circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprised of metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

     The Daily News' average paid daily circulation declined 1.2% in 1999, while Sunday circulation declined 2.0%. As of December 31, 1999, approximately 73% of the daily and 69% of the Sunday circulation was home delivered.

     Comparative amounts of volumes for the years ended December 26, 1999 and December 27, 1998, are set forth in the following table:

                                                                                1999                   1998
Full Run advertising linage in thousands of   six-column inches                 1,087                  1,101
Preprints distributed in millions                                                  93                     88

     Net revenues of the Anchorage Daily News increased 2.9% over pro forma
1998.

Tri-City Herald

     The Tri-City Herald is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. The Tri-Cities economy has benefited by the Department of Energy's (DOE) efforts to clean up nuclear waste at nearby Hanford Nuclear reservation.

     The Tri-City Herald's average paid circulation has increased 2.1% daily, and 2.2% Sunday from 1998. As of December 31, 1999, approximately 93% of the daily and 92% of the Sunday circulation was home delivered.

The Tri-City Herald's advertising volumes for the years ended December 26, 1999 and December 27, 1998, are set forth in the following table:

                                                                             1999            1998
                                                                             ----            ----
  Full Run advertising linage in thousands of   six-column inches             786             804
  Preprints distributed in millions                                            80              70

     Net revenues of the Tri-City Herald increased 7.1% over  pro forma 1998.

Other Northwestern Newspapers

     The Company's other non-daily newspapers include the Peninsula Gateway in South Puget Sound and The Puyallup Herald which circulates weekly in South Pierce County, near Tacoma.

Other Operations

     The Company continues to grow its national sales and marketing company, The Newspaper Network, Inc. (TNN). This separate subsidiary provides third-party placement service with state-of-the-art one-order, one-bill service for the distribution of preprinted advertising inserts and run-of-press advertising. It also offers its clients sophisticated marketing analysis to profile and target potential new customers. The company believes that this work is important to McClatchy and the newspaper industry as we look for new ways to meet the growing needs of our customers.

     The Company's rapidly expanding Internet activities have produced robust local websites at each of our 11 daily newspapers. These efforts are supported by Nando Media, the Company's interactive media operation which has two primary roles: First, as a stand-alone Internet publisher, it generates revenues based on audience on its websites, Nando Times and Nando Sports Server. Secondly, Nando Media serves as a technology partner to McClatchy and to other newspapers, providing hosting, programming, and customized news services.

     Commercial printing operations located in Clovis, California, and Benson, North Carolina, were sold in 1998.

     Revenues for all other operations, primarily TNN and Nando Media, were $10.3 million, up 33.0% from pro forma 1998, and represent 0.9% of total revenues.

Raw Materials

     In 1999, the Company consumed approximately 267,000 metric tons of newsprint compared to 242,500 metric tons in 1998, with the bulk of the increase due to the addition of the Star Tribune. The Company currently obtains its supply of newsprint from a number of suppliers under long-term contracts.

     Newsprint and supplement expense accounted for approximately 17.7% of operating expenses in 1999 compared to 19.6% in 1998. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated needs. Significant increases in the price of newsprint would adversely affect the operating results of the Company to the extent that it was not offset by advertising and circulation volume and/or rate increases.

     The Company, through a wholly-owned subsidiary, Newsprint Ventures, Inc., and four other publishers and a major newsprint manufacturer are partners in Ponderay Newsprint Company, a general partnership which owns and operates a newsprint mill located sixty miles northeast of Spokane, Washington. The mill became operational in late 1989 and has a production capacity in excess of 240,000 metric tons annually. The publisher partners have committed to take 126,000 metric tons of this anticipated production on a "take-if-tendered" basis with the balance to be sold on the open market. The Company's annual commitment is 28,400 metric tons. See Part II, Items 7 and 8 for further discussion of the impact of this investment on the Company's business.

Competition

     The Company's newspaper and Internet sites face competition for advertising revenues from traditional media such as television, radio and direct mail programs, suburban neighborhood and national newspapers and other publications, and increasingly from other Internet or dot-com companies. Competition for advertising is based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation is generally based upon the content, journalistic quality and price of the newspaper. The Company's major daily newspapers are well ahead of their newspaper competitors in both advertising linage and general circulation in all of their markets, and its Internet sites are the leading local sites in all but one of its 11 daily newspaper markets.

Employees - Labor

     As of December 26, 1999, the Company had 10,295 full and part-time employees, of whom approximately 23% were represented by unions. Most of the Company's union represented employees are currently working under labor agreements expiring in various years.

     While the Company's newspapers have not had a strike since 1980, and they do not currently anticipate a strike occurring, the Company cannot preclude the possibility that a strike may occur at one or more of its newspapers when future negotiations occur. The Company believes that, in the event of a newspaper strike, it would be able to continue to publish and deliver to subscribers, a capability which is critical to retaining revenues from advertising and circulation.

ITEM 2. PROPERTIES

     The corporate headquarters of the Company are located at 2100 "Q" Street, Sacramento, California. The general character, location and approximate size of the principal physical properties used by the Company at December 26, 1999, are set forth below.

                                                                      Approximate Area
                                                                       in Square Feet
                                                                       ---------------
                                                                  Owned              Leased
                                                               -----------        ------------
     Printing plants, business and editorial offices and
     warehouse space located in:

     Minneapolis, Minnesota (greater Minneapolis area)           931,075             331,721
     Sacramento, California (greater Sacramento area)            685,914             175,767
     Fresno, California                                          406,000              44,654
     Tacoma, Washington                                          319,599
     Raleigh, North Carolina                                     212,700              54,741
     Modesto, California                                         148,816              25,974
     Garner, North Carolina                                      131,500
     Anchorage, Alaska                                           129,926
     Kennewick, Washington                                        98,081
     Rock Hill, South Carolina                                    49,000               5,194
     Beaufort, South Carolina                                     16,500
     Gig Harbor, Washington                                       13,200
     Chapel Hill, North Carolina                                  23,084
     Hilton Head, South Carolina                                  39,700
     Puyallup, Washington                                          6,500               7,875
     Durham, North Carolina                                            -              20,700
     Other                                                        13,949              64,070

     The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of its newspapers.

ITEM 3. LEGAL PROCEEDINGS

     The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy and wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Management believes that the outcome of pending claims or proceedings will not have a material adverse effect upon the Company's consolidated results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The McClatchy Company's Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol - MNI). A small amount of Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company's Class B Stock is not publicly traded. The following table lists dividends paid on Common Stock and the prices of the Company's Class A Common Stock as reported by the New York Stock Exchange for 1999 and 1998:

                                   1999                                              1998
             ---------------------------------------------     ---------------------------------------------
                    High           Low         Dividends              High           Low         Dividends
                ------------   ------------   ------------        ------------   ------------   ------------
  1st Quarter       $35.38         $29.00         $0.095            $30.44         $25.13          $.095
  2nd Quarter       $38.75         $30.50         $0.095            $35.88         $27.88          $.095
  3rd Quarter       $37.75         $33.38         $0.095            $39.56         $28.19          $.095
  4th Quarter       $43.75         $35.38         $0.095            $35.56         $24.94          $.095


     The Company's Board of Directors does not anticipate reducing the present level of quarterly dividend payments. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company's future earnings, financial condition and requirements, and other factors considered relevant by the Board.

     The number of record holders of Class A and Class B Common Stock at March 20, 2000, was 2,450 and 24, respectively.



ITEM 6. SELECTED FINANCIAL DATA

                          FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in thousands, except per share amounts)

                                                                                                 Restated December 31,
                                                  December 26,       December 27,  -------------------------------------------------
                                                      1999               1998            1997               1996            1995
                                                  ------------       ------------    ------------        ------------    -----------
CONSOLIDATED INCOME STATEMENT DATA:

REVENUES - NET:
     Advertising                                   $  875,299         $  756,052         $504,745           $484,460     $418,841
     Circulation                                      175,638            162,433          107,298            108,317       95,248
     Other                                             37,010             50,166           29,907             31,456       26,790
                                                  ------------       ------------    ------------        ------------    -----------
          Total                                     1,087,947            968,651          641,950            624,233      540,879

OPERATING EXPENSES:
     Depreciation and amortization                    106,884             93,786           53,269             52,954       44,000
     Other costs and expenses                         756,364            694,007          472,195            490,224      429,935
                                                  ------------       ------------    ------------        ------------    -----------
          Total                                       863,248            787,793          525,464            543,178      473,935
                                                  ------------       ------------    ------------        ------------    -----------

OPERATING INCOME                                      224,699            180,858          116,486             81,055       66,944
Partnership (losses)  income                             (850)             1,450             (500)             3,024         (630)
Other non-operating (expenses)  income                (63,588)           (60,205)           1,005            (10,344)      (2,729)
                                                  ------------       ------------    ------------        ------------    -----------

INCOME BEFORE INCOME TAX PROVISION                    160,261            122,103          116,991             73,735       63,585
Income tax provision                                   77,729             61,052           47,759             31,629       27,362
                                                  ------------       ------------    ------------        ------------    -----------
NET INCOME                                         $   82,532         $   61,051         $ 69,232           $ 42,106     $ 36,223
                                                  ============       ============    ============        ============    ===========
EARNINGS PER COMMON SHARE:
     Basic                                         $     1.84         $     1.41         $   1.82           $   1.12     $   0.97
                                                  ============       ============    ============        ============    ===========
     Diluted                                       $     1.83         $     1.41         $   1.81           $   1.11     $   0.97
                                                  ============       ============    ============        ============    ===========

DIVIDENDS PER COMMON SHARE                         $    0.380         $    0.380         $  0.380           $  0.323     $  0.304
                                                  ============       ============    ============        ============    ===========

CONSOLIDATED BALANCE SHEET DATA:

     Total assets                                  $2,204,028         $2,248,430         $857,798           $878,952     $900,424
     Long-term bank debt                              878,166          1,004,000           94,000            190,000      243,000
     Stockholders' equity                             879,666            807,005          567,055            505,067      470,034

The Company changed its fiscal reporting to a 52/53 week year in 1998. This change did not have a material impact on reported results. All earnings and earnings per share amounts from 1995 through 1997 have been adjusted for a change in the method of accounting for inventories. Results for 1997 include a pre-tax gain of $9.3 million for the sale of certain business operations and real estate. Results for 1996 include a pre-tax gain of $2.8 million on the sale of a newspaper and other business operations. Results for 1995 include a $2.7 million pre-tax charge related to early retirement programs. The financial information also gives effect to the acquisitions of the Star Tribune in March 1998 and The News and Observer Publishing Company in August 1995. This summary should be read in conjunction with the consolidated financial statements and notes thereto.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS AND TRENDS

     In 1998, the Company changed from a calendar year to a fiscal year ending on the Sunday nearest December 31. Accordingly, the Company's 1999 and 1998 results are reported through December 26 and 27 respectively, versus December 31 for 1997.

     On March 19, 1998 the Company acquired all of the outstanding shares of Cowles Media Company (Cowles) in a transaction valued at $90.50 per Cowles share and the assumption of $77.4 million in existing Cowles debt. Cowles publishes the Star Tribune newspaper, which serves the Twin Cities of Minneapolis and St. Paul. Cowles also owned four separate subsidiaries that publish business magazines, special-interest magazines and home improvement books.
Simultaneously with the closing of the Cowles merger, the Company sold those subsidiaries. The combined proceeds, plus debt and other liabilities assumed by the buyers in those transactions, were $208.1 million. The Company used these proceeds to repay debt associated with the Cowles merger. See note 2 to the consolidated financial statements. The Company valued the non-newspaper businesses at fair market value based upon the net after-tax proceeds received by the Company on March 19, 1998, and accordingly, did not realize a gain or loss on the sale.

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

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     Net income for 1999 was a record $82.5 million or $1.83 per share, up 35.2% from 1998 net income of $61.1 million or $1.41 per share. The 1998 results include the operations of the Star Tribune for only nine months and nine days, versus a full year in 1999. The number of weighted average shares increased 1.7 million in fiscal 1999 due primarily to shares issued in March 1998 in connection with the Star Tribune transaction.

     Strong advertising revenue growth in the Company's California and Northwest newspapers and lower newsprint prices contributed to the record earnings in 1999.

     Revenues increased $119.3 million due largely to a full year of revenues from the Star Tribune. On a pro forma basis, which reflects adjusting 1998 revenues to include a full year of Star Tribune's results, excluding revenues from the operations that were sold in 1998, and restating to period reporting, total revenues increased 4.4%, with advertising revenues up 5.1%.

     The pro forma revenue growth reflects advertising rate increases, and to a lesser extent, greater advertising volumes. These increases were offset somewhat by lower circulation revenues largely reflecting no circulation rate increases, increased discounting and higher payments to contract carriers at certain newspapers in 1999 (recorded as a contra revenue).



OPERATING REVENUES (in thousands):

                                                          1999              1998           % Change
                                                     -------------      -------------      -------------
Minnesota newspapers                                 $   395,943        $  305,905            NM
California newspapers                                    344,882           325,566           5.9
Carolinas newspapers                                     177,634           274,690           1.7
Northwest newspapers                                     159,164           150,655           5.6
Non-newspaper operations                                  10,324            11,835         (12.8)
                                                     -------------      -------------

                                                     $ 1,087,947        $  968,651            NM
                                                     =============      =============

NM Not Meaningful

     Minnesota - The Star Tribune contributed 36.4% of the Company's revenues in 1999. Revenues totaled $395.9 million with $320.6 million in advertising and $70.1 million in circulation revenues. This represents an increase of 3.3% in total revenues from pro forma 1998 and an increase of 4.3% in advertising revenues. On a pro forma basis, circulation revenues declined 3.7% reflecting no rate increase in 1999 and increased payments to contract carriers.

     California - The California newspapers - primarily The Sacramento Bee, The Fresno Bee, and The Modesto Bee -- contributed 31.7% of the Company's revenues. Total revenues increased

5.0% from pro forma 1998 to $344.9 million with advertising revenues up 6.0% to $285.2 million at the California dailies. Circulation revenues declined 1.8% to $54.6 million reflecting no rate increases, increased discounting and higher payments to contract carriers.

     Carolinas - The Company's Carolinas newspapers generated 16.3% of 1999 revenues. A majority of the newspaper operations sold in 1998 were in this region, causing the pro forma comparisons to differ considerably from reported results. On a pro forma basis, total revenues increased 3.7% to $177.6 million in 1999, with advertising revenues at the daily newspapers increasing 4.7% to $138.9 million. Circulation revenues increased nominally over pro forma 1998.

     Northwest - The Northwest region - Washington state and Alaska - is the Company's smallest, contributing 14.6% of 1999 revenues. Total revenues increased 4.8% from pro forma 1998 to $159.2 million with advertising revenue of $117.3 million at its daily newspapers, up 6.5%. Circulation revenues declined 2.4% to $26.2 million reflecting factors discussed above.

     Non-Newspaper Operations - Non-newspaper revenues were affected by the sale of The McClatchy Printing Company and Benson Printing Company, both commercial printing operations, in late 1998. On a pro forma basis, non-newspaper revenues increased 33.0% to $10.3 million, reflecting growth at The Newspaper Network, the Company's national sales and marketing subsidiary, and Nando Media, its stand-alone internet publishing operation.

OPERATING EXPENSES:

     Total operating expenses increased 9.6%, primarily reflecting the partial year of Star Tribune's expenses in 1998, but were up 1.5% from pro forma 1998. A major factor in the relatively low increase in operating expenses was the decline in average newsprint prices in 1999 compared to 1998. Newsprint and supplement expenses declined 8.1% from pro forma 1998. Lower newsprint prices were partially offset by greater newsprint usage and greater use of newspaper supplements. All other operating expenses increased 3.8% from pro forma 1998, primarily reflecting a 3.5% increase in compensation expense.

NON-OPERATING (EXPENSES) INCOME - NET:

     Interest expense increased 4.7% to $65.7 million. The Company incurred most of its debt on March 19, 1998 (closing date of the Cowles merger) paying interest for roughly three-quarters of 1998 versus 12 months in 1999. However, the full year interest burden in 1999 was lessened by the repayment of $106.0 million of principal throughout the year and lower average interest rates in 1999. The Company's share of losses from its joint venture in the Ponderay Newsprint Company (Ponderay) was $850,000 versus income of $1.5 million in 1998.

INCOME TAXES:

     The Company's effective tax rate was 48.5% in 1999, down from a 50.0% rate in 1998. The Company's effective tax rate declined as income before taxes increased relative to a set amount of non-deductible expenses.

1998 COMPARED TO 1997

     Net income was $61.1 million or $1.41 per share in 1998 compared to $69.2 million or $1.81 per share in 1997. Results in 1997 include a gain of 14 cents per share on sales of operations. The 1998 results include the Star Tribune newspaper's results and reflect dilution from acquisition-related expenses including amortization of intangibles, depreciation, interest and higher income taxes. Also, the number of weighted average shares outstanding increased in 1998, primarily as a result of Class A stock issued in connection with the acquisition of the Star Tribune.

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

OPERATING REVENUES (in thousands):

                                                        1998               1997           % Change
                                                     ----------          ----------       ------------
California newspapers                                 $325,566            $318,227             2.3
Minnesota newspaper                                    305,905                   -              NM
Carolinas newspapers                                   174,690             167,479             4.3
Northwest newspapers                                   150,655             144,157             4.5
Non-newspaper operations                                11,835              12,087            (2.1)
                                                     ----------          ----------
                                                      $968,651            $641,950              NM
                                                     ==========          ==========

NM - Not Meaningful

     California - The California newspapers generated 33.6% of 1998 revenues and increased $7.3 million or 2.3%, and would have increased 2.6% excluding the four community newspapers sold in February 1997. The Company's California dailies recorded $8.3 million in higher advertising revenues. Circulation revenues declined $1.1 million as the newspapers did not implement circulation price increases in 1998, but rather discounted prices to increase subscriber volume. Management estimates that revenues in the region would have increased in the 3% range if it had not changed to fiscal year reporting.

     Minnesota - The Star Tribune's revenues of $305.9 million include advertising revenues of $232.0 million and circulation revenues of $57.1 million. On a proforma basis, the Star Tribune's revenues were up 5.7%. The change in the Company's period reporting had little effect on revenue comparisons as the Star Tribune was on a similar fiscal period in 1997.

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

OPERATING EXPENSES:

     Total operating expenses increased 49.9% and include Star Tribune's expenses from March 20 through December 27, 1998. Excluding Star Tribune in 1998 and expenses from operations sold in 1998 and 1997, expenses from the Company's ongoing businesses increased 2.4%. Compensation increased 3.1%, newsprint and supplement expenses increased 1.3% (due mostly to higher newsprint prices) and all other operating expenses, including depreciation and amortization, increased less than 1.0%. Management estimates that, had it not changed to period reporting, operating expenses would have risen between 2.0% to 4.0%, mostly reflecting general inflation.

NON-OPERATING (EXPENSE) INCOME - NET:

     The Company's net interest expense increased to $62.2 million from $8.6 million in 1997, reflecting service on the debt incurred to complete the Star Tribune transaction. Its share of the Ponderay income (see note 1 to the consolidated financial statements) was $1.5 million versus a loss of $500,000 in 1997 when newsprint prices were lower.

     The 1998 non-operating (expense) income-net includes gains on the sales of certain investments and amortization of unearned covenant revenue (from the Star Tribune) totaling $2.0 million, while the 1997 results include pre-tax gains of $9.3 million on the sale of business operations and real estate holdings.

INCOME TAXES:

     The Company's effective tax rate was 50.0% in 1998, up from a 40.8% rate in 1997 due primarily to the non-deductible expenses associated with the Star Tribune transaction. See note 5 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $1.2 million at December 26, 1999 versus $9.7 million at the end of 1998. See notes 2 and 4 to the consolidated financial statements (and below) for a discussion of the impact of the acquisition of the Star Tribune on the Company's liquidity and capital resources.

     The Company generated $163.7 million of cash from operating activities in 1999 and has generated an aggregate of $415.6 million over the last three years. During 1998, the Company received $184.3 million in proceeds from the sale of businesses and assets, and $1.25 billion in proceeds from long-term debt (discussed below). The major uses of cash over the three-year period have been to consummate the Star Tribune acquisition ($1.1 billion), to purchase property, plant and equipment (see below), and to repay debt. Cash has also been used to pay dividends. In 1999, the Company repaid $106.0 million of bank debt and repaid $296.4 million in 1998. The Company paid $17.0 million in dividends in 1999, while proceeds from issuing Class A stock under employee stock plans totaled $6.1 million. See the Company's Statement of Cash Flows on page 28.

     The Company expended a total of $49.7 million in 1999 for capital projects and equipment to improve productivity and keep pace with growth and new technology. Capital expenditures over the last three years have totaled $108.1 million and planned expenditures in 2000 are estimated to be approximately $47.0 million at existing operations.

     See notes 1 and 9 to the consolidated financial statements for a discussion of the Company's commitments to Ponderay.

     A syndicate of banks and financial institutions provided the debt financing of the Cowles merger under a Bank Credit Agreement (Credit Agreement). The Credit Agreement consists of the following: A term loan consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 62.5 basis points, and is payable through 2005, and Tranche B of $330 million bearing interest at LIBOR plus 150 basis points and is payable through 2008. A revolving credit line of up to $200 million bearing interest at LIBOR plus 62.5 basis points and is payable through 2005. The debt is secured by certain assets of the Company (see below), and all of the debt is pre-payable without penalty. The Company has continued to accelerate payments on this debt as cash generation allows.

     The definitive terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

     While the Company expects that most of its free cash flow generated from operations in 2000 and in the foreseeable future will be used to repay debt, management is of the opinion that operating cash flow and its credit facilities as described above are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

     The Company had $58.4 million of available credit under its current bank credit agreement at December 26, 1999.

     On February 8, 2000, Standard and Poor's assigned an investment grade rating of triple "B" minus to the company's bank credit facilities. Under the terms of the Credit Agreement, this rating will result in the security on its assets, and associated liens, being removed, making the bank debt unsecured. Also, as a result of this rating, certain outstanding letters of credit are not required to be renewed and the Company's available credit under its Credit Agreement will increase by approximately $20.0 million.

Year 2000 Compliance

     The Company has completed its Year 2000 compliance audit and remediation activities. To date, the Company has not experienced any material problems attributed to the year 2000 date functions. However, it is possible that its systems, or the products or systems of third parties on whom we rely, could contain undetected errors or defects associated with Year 2000 date functions. A corporate task force and task forces at each of our newspapers continue to monitor the Company's systems and equipment for any necessary remediation.

     To achieve Year 2000 compliance, a combination of internal effort, upgrades from vendors, external programmers and consultants, replacement systems or, in a few cases, retirement of systems were used. Our newspapers have developed contingency plans to cope with the possibility that major systems, or those of third parties on whom we rely, could develop problems. We have reciprocal printing agreements with other newspapers in each geographic area in case of power outages. Also, we maintain sufficient quantities of production supplies to alleviate short-term delivery problems in case major third party suppliers have Year 2000 issues. Our newspapers possess input, processing and output capabilities that, in an emergency, could be used to complete an edition of the newspapers. Advertising insertion orders; advertising, circulation and general accounting; and automated human resource administration functions would be manually performed. Such contingency plans, if required to be implemented, could result in smaller newspapers with less advertising and circulation, and would negatively impact the Company's revenues in the short-term.

     Remediation costs incurred through December 26, 1999 were approximately $1.6 million. Capital projects, previously budgeted for business reasons, which include Year 2000 compliance, totaled approximately $13 million for the year. Because the Company believes it has substantially completed its Year 2000 compliance activities, we do not anticipate that future Year 2000 related expenditures will be significant.

RISK FACTORS

     We have made "forward-looking statements" in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of McClatchy. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions; the completeness of the Company's internal efforts to identify and correct systems for Year 2000 date functions, reliance on customer and vendor year 2000 remediation efforts; increases in newsprint prices and/or printing and distribution costs over anticipated levels; increases in interest rates; competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; an economic downturn in the economies of Minnesota, California's Central Valley, the Carolinas, Washington State and Alaska; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control. Consequently, there can be no assurance that the actual results or developments we anticipate will be realized or that these results or developments will have the expected consequences.

     Substantial Leverage; Negative Net Tangible Assets; Liquidity.  On
March 19, 1998, we completed a reorganization (the "Reorganization") pursuant to which we implemented a holding company structure and also acquired the Star Tribune by way of a merger with Cowles Media Company (the "Cowles Merger"). To finance the Reorganization, we borrowed enough cash to fund payment of the cash due to Cowles stockholders, pay the fees and expenses incurred in connection with the Reorganization and refinance debt assumed from Cowles and pre-existing debt of McClatchy. As of December 26, 1999, we had $878.2 million of long-term debt. Furthermore, because $1.2 billion of the purchase price of the Cowles Merger was allocated to intangible assets, such as goodwill, we now have negative net tangible assets. Our net tangible assets as of December 26, 1999, were ($572.4) million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements to help maintain the overall interest rate parameters set by management. None of these agreements were entered into for trading purposes. (See notes 4 and 11 to the consolidated financial statements.) As a result of this interest rate mix, a hypothetical 10 percent change in interest rates would have a $0.03 to $0.05 per share increase or decrease in the Company's results of operations. It would also impact the fair values of its market risk sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

Report of Deloitte & Touche LLP                                    24
Consolidated Statement of Income                                   25
Consolidated Balance Sheet                                         26
Consolidated Statement of Cash Flows                               28
Consolidated Statement of Stockholders' Equity                     29
Notes to Consolidated Financial Statements                         30
Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts               51


All other schedules are omitted as not applicable under the rules of Regulation S-X.

                         INDEPENDENT AUDITORS' REPORT


The McClatchy Company:

     We have audited the accompanying consolidated balance sheets of The McClatchy Company and its subsidiaries as of December 26, 1999 and December 27, 1998, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 26, 1999. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The McClatchy Company and its subsidiaries at December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Sacramento, California
January 24, 2000

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)

                                                                                     Year Ended
                                                                    -------------------------------------------
                                                                     December 26,   December 27,   December 31,
                                                                         1999           1998            1997
                                                                    -------------   ------------   ------------
                                                                                                       Restated
REVENUES - NET
     Newspapers:
           Advertising                                                $ 875,299      $ 756,052      $  504,745
           Circulation                                                  175,638        162,433         107,298
           Other                                                         26,686         38,331          17,820
                                                                     ----------     ----------      ----------
                                                                      1,077,623        956,816         629,863
    Non-newspapers                                                       10,324         11,835          12,087
                                                                     ----------     ----------      ----------
                                                                      1,087,947        968,651         641,950

OPERATING EXPENSES
     Compensation                                                       410,636        365,760         254,048
     Newsprint and supplements                                          153,025        154,778          96,138
     Depreciation and amortization                                      106,884         93,786          53,269
     Other operating expenses                                           192,703        173,469         122,009
                                                                     ----------     ----------      ----------
                                                                        863,248        787,793         525,464
                                                                     ----------     ----------      ----------
OPERATING INCOME                                                        224,699        180,858         116,486

NON-OPERATING (EXPENSES) INCOME
     Interest expense                                                   (65,742)       (62,820)         (8,698)
     Investment income                                                      699            651              83
     Partnership (loss) income                                             (850)         1,450            (500)
     (Loss) gain on sale of newspaper operations and
          other business operations/assets                                    -           (111)          9,254
     Other - net                                                          1,455          2,075             366
                                                                     ----------     ----------      ----------
                                                                        (64,438)       (58,755)            505
                                                                     ----------     ----------      ----------

INCOME BEFORE INCOME TAX PROVISION                                      160,261        122,103         116,991
INCOME TAX PROVISION                                                     77,729         61,052          47,759
                                                                     ----------      ---------       ---------
NET INCOME                                                            $  82,532      $  61,051       $  69,232
                                                                     ==========      =========       =========
NET INCOME PER COMMON SHARE:
     Basic                                                            $    1.84      $    1.41       $    1.82
     Diluted                                                          $    1.83      $    1.41       $    1.81

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
     Basic                                                               44,835         43,199          37,971
     Diluted                                                             45,015         43,349          38,155

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

                                                                          December 26,       December 27,
                                                                              1999              1998
                                                                         -------------      -------------
ASSETS

CURRENT ASSETS
    Cash                                                                  $     1,241        $     9,650
    Trade receivables (less allowances of $3,506 in 1999
        and $3,130 in 1998)                                                   169,923            151,390
    Other receivables                                                           3,616              2,762
    Newsprint, ink and other inventories                                       14,776             16,587
    Deferred income taxes                                                      16,399             17,441
    Other current assets                                                        9,664              4,414
                                                                          -----------        -----------
                                                                              215,619            202,244

PROPERTY, PLANT AND EQUIPMENT
    Buildings and improvements                                                212,785            203,842
    Equipment                                                                 477,924            446,236
                                                                          -----------        -----------
                                                                              690,709            650,078

    Less accumulated depreciation                                           (318,591)          (275,230)
                                                                          -----------        -----------
                                                                              372,118            374,848
    Land                                                                       57,141             56,593
    Construction in progress                                                   20,829             21,961
                                                                          -----------        -----------
                                                                              450,088            453,402

INTANGIBLES - NET                                                           1,452,079          1,510,954

OTHER ASSETS                                                                   86,242             81,830
                                                                          -----------        -----------
TOTAL ASSETS                                                              $ 2,204,028        $ 2,248,430
                                                                          ===========        ===========

See notes to consolidated financial statements

                                                                               December 26,         December 27,
LIABILITIES AND STOCKHOLDERS' EQUITY                                              1999                 1998
                                                                               ------------         ------------
CURRENT LIABILITIES
    Current portion of bank debt                                                 $ 19,834            $      -
    Accounts payable                                                               86,227              70,063
    Accrued compensation                                                           55,360              62,038
    Income taxes                                                                   11,947              29,222
    Unearned revenue                                                               35,006              33,602
    Carrier deposits                                                                3,456               4,071
    Other accrued liabilities                                                      21,624              23,099
                                                                              -----------          ----------
                                                                                  233,454             222,095

LONG-TERM BANK DEBT                                                               878,166           1,004,000

OTHER LONG-TERM OBLIGATIONS                                                        80,040              75,274

DEFERRED INCOME TAXES                                                             132,702             140,056

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
    Common stock $.01 par value:
       Class A - authorized
             100,000,000 shares, issued 16,468,502 in 1999 and
             16,033,763 in 1998                                                      164                  160
       Class B - authorized
             60,000,000 shares, issued 28,489,412 in 1999 and
             28,655,912 in 1998                                                      285                  287
       Additional paid-in capital                                                276,693              269,523
       Retained earnings                                                         602,524              537,035
                                                                              -----------          ----------
                                                                                 879,666             807,005
                                                                              -----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 2,204,028          $2,248,430
                                                                              ===========          ==========


CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)                                                                           Year Ended
                                                                        ----------------------------------------------
                                                                        December 26,     December 27,     December 31,
                                                                             1999            1998            1997
                                                                        -------------    ------------     ------------
                                                                                                           Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  82,532       $  61,051       $  69,232
    Reconciliation to net cash provided:
       Depreciation and amortization                                       110,353          96,556          53,411
       Deferred income taxes                                                (6,312)          3,607          (2,031)
       Partnership losses (income)                                             850          (1,450)            500
       Loss (gain) on sale of newspaper operations
               and other business operations/assets                              -             111          (9,254)
       Changes in certain assets and liabilities - net                     (23,951)        (25,646)          5,806
       Other                                                                   187             249            (221)
                                                                         ---------       ---------       ---------

          Net cash provided by operating activities                        163,659         134,478         117,443

CASH FLOWS FROM INVESTING ACTIVITIES:
     Merger of Cowles Media Company                                              -      (1,099,518)              -
     Purchases of property, plant and equipment                            (49,724)        (35,111)        (23,243)
     Sale of newspaper and other business operations                             -         184,290          14,340
     Other - net                                                            (5,416)              -          (1,081)
                                                                         ---------       ---------       ---------

          Net cash used by investing activities                            (55,140)       (950,339)         (9,984)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                -       1,125,000               -
     Repayment of long-term debt                                          (106,000)       (296,370)        (96,000)
     Payment of cash dividends                                             (17,043)        (16,336)        (14,439)
     Other - principally stock issuances                                     6,115           4,546           5,774
                                                                         ---------       ---------       ---------

          Net cash (used) provided by financing activities                (116,928)       (816,840        (104,665)
                                                                         ---------       ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (8,409)            979           2,794
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 9,650           8,671           5,877
                                                                         ---------       ---------       ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $   1,241       $   9,650        $  8,671
                                                                         =========       =========       =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)


                                                     Par Value       Additional     Restated     Treasury
                                               --------------------    Paid-In      Retained       Stock       Restated
                                                Class A    Class B     Capital      Earnings      At Cost       Total
                                               --------- ---------- ------------ -------------- ---------- --------------
BALANCES, DECEMBER 31, 1996                        $ 89      $ 288     $ 67,534      $ 437,527    $ (371)      $  505,067
Net income                                                                              69,232                     69,232
Dividends paid ($.38 per share)                                                        (14,439)                   (14,439)
Conversion of 156,375 Class B
   shares to Class A                                  1         (1)
Issuance of 348,357 Class A shares
     under employee stock plans                       4                   5,805                                     5,809
Tax benefit from stock plans                                              1,386                                     1,386
Retirement of treasury stock                                               (371)                     371
                                               --------- ---------- ------------ -------------- ---------- --------------

BALANCES, DECEMBER 31, 1997                          94        287       74,354        492,320         -          567,055
Net income                                                                              61,051                     61,051
Dividends paid ($.38 per share)                                                        (16,336)                   (16,336)
Conversion of 30,000 Class B
   shares to Class A
Issuance of 251,832 Class A shares
     under employee stock plans                       3                   4,543                                     4,546
Issuance of 6,330,548 Class A shares
     for Cowles merger                               63                 189,741                                   189,804
Tax benefit from stock plans                                                885                                       885
                                               --------- ---------- ------------ -------------- ---------- --------------

BALANCES, DECEMBER 27, 1998                         160        287      269,523        537,035          -         807,005
Net income                                                                              82,532                     82,532
Dividends paid ($.38 share)                                                            (17,043)                   (17,043)
Conversion of 166,500 Class B
  shares to Class A                                   2         (2)
Issuance of 268,239 Class A shares
  under stock plans                                   2                   6,113                                     6,115
Tax benefit from stock plans
                                                                          1,057                                     1,057
                                               --------- ---------- ------------ -------------- ---------- --------------
BALANCES, DECEMBER 26, 1999                        $164      $ 285    $ 276,693      $ 602,524      $   -      $  879,666
                                               ========= ========== ============ ============== ========== ==============

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

     Fiscal year-end - In 1998, the Company changed from a calendar year to a fiscal year ending on the Sunday nearest December 31. Accordingly, the Company's results are reported through December 26 and 27 in 1999 and 1998, respectively, and December 31, 1997.

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

     Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay") which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see note 9) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid. The Company satisfies this obligation by direct purchase (1999: $14,055,000, 1998: $16,732,000, and
1997: $18,221,000) or reallocation to other buyers.

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

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the years ended December 27, 1998 and December 31, 1997, as though the Cowles merger had taken place on January 1, 1997 (in thousands, except per share amounts):

                                                 1998            1997
                                             -----------      -----------
Revenues                                      $1,051,340       $1,011,784
Net income                                        22,151           32,536
Diluted earnings per share                    $     0.49       $     0.73

     Cowles Media Company donated $10,000,000 to the Cowles Media Foundation and incurred significant investment banking, legal and other costs associated with the transaction in the first quarter of 1998, contributing to the dilution in the pro forma results for the year ended December 27, 1998.

NOTE 3.   CHANGE IN METHOD OF ACCOUNTING FOR NEWSPRINT
          INVENTORY

     The Company has accounted for newsprint inventories by the first-in, first-out (FIFO) method beginning January 1, 1998, whereas in all prior years inventories were valued using the last-in, first-out (LIFO) method. The new method of accounting for newsprint inventory was adopted to provide for a better matching of revenues and expenses. Additionally, the change will enable the financial reporting to parallel the way management assesses the financial and operational performance of its newspapers. The financial statements of prior years have been restated to apply the new method retroactively, and accordingly, retained earnings as of December 31, 1996 have been increased by $1,953,000 to reflect the restatement. The effect of the accounting change on net income as previously reported for the year ended December 31, 1997 is as follows (in thousands):



          Net income as previously reported                 $68,799
          Adjustment for effect of change in
           accounting for newsprint
           inventories applied retroactively                    433

          Net income as adjusted                            $69,232
                                                  =================

     The adjustment resulted in an increase of $0.01 to basic and diluted net income per share in 1997.

NOTE 4.   LONG-TERM BANK DEBT AND OTHER LONG-TERM
          OBLIGATIONS

     The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt.
The Credit Agreement includes term loans consisting of Tranche A of $735,000,000 bearing interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points in 1998 and 62.5 basis points in 1999, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330,000,000 bearing interest at LIBOR plus 175 basis points in 1998 and 150 basis points in 1999, and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 125 basis points in 1998 and 62.5 basis points in 1999, and is payable by March 19, 2005. Interest rates applicable to debt drawn down at December 26, 1999, ranged from 6.7% to 7.7%. The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty.

     The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

     The Company's Credit Agreement requires a minimum of $300,000,000 of debt be subject to interest rate protection agreements. This requirement has been satisfied by three interest rate swap agreements, expiring in 2002 to 2003, with an aggregate notional amount of $300,000,000. The effect of these agreements is to fix the LIBOR interest rate exposure at approximately 5.9% on that portion of the Company's term loans.

     The Company also entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%. The collar arrangement terminates in the fourth quarter of 2000. The fair value of these instruments as of December 26, 1999 is summarized in note 11. Payments and receipts under such agreements are recorded as adjustments to interest expense.

     At December 26 1999, the Company had outstanding letters of credit totaling $31,622,000 securing estimated obligations stemming from workers' compensation claims, pension liabilities and other contingent claims.

At the end of 1999 and 1998, long-term debt consisted of (in thousands):

                                          December 26,         December 27,
                                              1999                 1998
                                          -------------       -------------
Credit Agreement:
     Term loans                                $788,000             904,000
     Revolving credit line                      110,000          $  100,000
                                          -------------       -------------
     Total indebtedness                         898,000           1,004,000
     Less current portion                        19,834                   -
                                          -------------       -------------
     Long-term indebtedness                    $878,166          $1,004,000
                                          =============       =============


Long-term debt matures, as of December of each year, as follows (in thousands):


                       2001                      $ 53,958
                       2002                        87,320
                       2003                       125,862
                       2004                       172,112
                       2005                       221,464
                       Thereafter                $217,450
                                                 --------
                                                 $878,166
                                                 ========

Other long-term obligations consists of (in thousands):

                                                December 26,             December 27,
                                                    1999                     1998
                                              -----------------        ------------------
Pension obligations                                   $ 49,261                  $ 41,976

Post retirement benefits obligation                     15,926                    17,736

Deferred compensation and other                         14,853                    15,562
                                              -----------------        ------------------

     Total other long-term obligations                $ 80,040                  $ 75,274
                                              =================        ==================

NOTE 5.  INCOME TAXES

Income tax provisions consist of (in thousands):

                                                            Year Ended
                                          -------------------------------------------------
                                          December 26,      December 27,       December 31,
                                              1999             1998                1997
                                          ------------      ------------        -----------
                                                                                 Restated
Current:
          Federal                          $ 72,306           $ 46,348           $ 42,994
          State                              16,433             11,097              6,796

Deferred:
          Federal                            (9,855)             2,977             (2,084)
          State                              (1,155)               630                 53
                                          ------------      ------------        -----------

Income tax provision                       $ 77,729           $ 61,052           $ 47,759
                                          ============      =============       ===========


The effective tax rate and the statutory federal income tax rate are reconciled as follows:


                                                                          Year Ended
                                                 -------------------------------------------------------------
                                                     December 26,         December 27,         December 31,
                                                       1999                  1998                1997
                                                 ------------------  ---------------------- ------------------
Statutory rate                                              35%                 35%                35%
State taxes, net of federal benefit                           6                   6                  4
Amortization of intangibles                                   7                   9                  3
 Other                                                        -                   -                 (1)
                                                 ------------------  ---------------------- -------------------
          Effective tax rate                                48%                 50%                41%
                                                 ==================  =====================  ===================

     The components of deferred tax liabilities (benefits) recorded in the Company's Consolidated Balance sheet on December 26, 1999, and December 27, 1998, are (in thousands):

                                                               1999              1998
                                                        ---------------     ---------------
Depreciation and amortization                             $  114,024          $ 115,030
Partnership losses                                             6,666              7,275
State taxes                                                   10,126              8,871
Deferred compensation                                        (14,376)           (13,492)
Other                                                           (137)             4,931
                                                        ----------------    ---------------
          Deferred tax liability (net of $16,399
          in 1999 and $17,441 in 1998 reported
          as current assets)                              $  116,303          $ 122,615
                                                        ================    ===============

NOTE 6.   INTANGIBLES

Intangibles consist of (in thousands):

                                                            December 26,        December 27,
                                                                1999                1998
                                                       ------------------  -----------------
Identifiable intangible assets,
          primarily customer lists                             $ 384,236        $   385,073
Excess purchase prices over
          identifiable intangible assets                       1,290,383          1,290,291
                                                       ------------------  -----------------
          Total                                                1,674,619          1,675,364
Less accumulated amortization                                    222,540            164,410
                                                       ------------------  -----------------

Intangibles - net                                            $ 1,452,079        $ 1,510,954
                                                       ==================  =================

NOTE 7.   EMPLOYEE BENEFITS

Retirement Plans:

     The Company sponsors defined benefit pension plans (retirement plans) which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of investments in marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts. The Company contributed $1.6 million in 1999 and $1.2 million in 1998 to multi-employer plans.


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

     The elements of pension costs are as follows (in thousands):

                                                       December 26,      December 27,         December 31,
                                                           1999              1998                1997
                                                   ----------------- -----------------  ------------------

Cost of benefits earned during the year                   $ 14,710      $    12,603         $     7,409
Interest on projected benefit obligation                    24,939           21,793              10,456
Expected return on plan assets                             (34,789)         (30,818)            (10,836)
Prior service cost amortization                                742              741                 558
Actuarial (gain) loss                                          (24)            (532)                 11
Transition amount amortization                                (547)            (547)               (547)
                                                   ----------------- -----------------  ------------------
          Net pension cost                                 $ 5,031       $     3,240         $     7,051
                                                   ================= =================  ==================

     The Company also provides or subsidizes certain retiree health care and life insurance benefits, under two plans - one for employees of McClatchy Newspapers, Inc. and one for the Star Tribune Company's employees. In 1997, the Company terminated certain life insurance benefits for McClatchy Newspapers, Inc. employees retiring on or after January 1, 1998, and accordingly, recorded a curtailment gain of $417,000. The elements of post-retirement expenses are as follows (in thousands):

                                                     December 26,        December 27,          December 31,
                                                         1999                1998                 1997
                                                 ------------------ -------------------- --------------------
Service                                                     $ 469               $ 445             $    3
Interest                                                      876                 890                351
Actuarial gain                                               (806)               (665)              (654)
Curtailment gain                                                -                   -               (417)
                                                 ------------------ -------------------- --------------------
Net post-retirement
     benefit expense (income)                               $ 539               $ 670             $ (717)
                                                 ================== ==================== ====================

     A reconciliation of the plans' benefit obligations, fair value of assets, funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 26, 1999 and December 27, 1998, are as follows (in thousands):

                                               Retirement Plans            Post-retirement Plans
                                               ----------------            ---------------------
                                              1999          1998            1999           1998
                                              ----          ----            ----           ----
Change in benefit obligations:
     Beginning of year                        $367,950      $158,823     $ 14,749       $  4,895
     Service cost                               14,710        12,579          469            445
     Interest costs                             24,939        21,817          876            890
     Acquisition                                     -       173,499            -          9,008
     Plan amendments                               246         2,506            -            142
     Actuarial loss (gain)                     (57,751)       15,397       (3,072)           668
     Participant contributions                       -             -          292              -
     Benefits paid                             (16,781)      (16,671)      (1,771)        (1,299)
                                              --------      --------     --------       --------
     End of year                               333,313       367,950       11,543         14,749
                                              --------      --------     --------       --------
Change in fair market value of assets:
     Beginning of year                         408,893       150,582            -              -
     Acquisition                                     -       225,250            -              -
     Return on assets                           48,747        49,171            -              -
     Contributions                                 586           562        1,771          1,299
     Benefit payments                          (16,781)      (16,671)      (1,771)        (1,299)
                                              --------      --------     --------       --------
     End of year                               441,445       408,894            -              -
                                              --------      --------     --------       --------
Funded status                                  108,132        40,944      (11,543)       (14,749)
     Unrecognized net gain                     (94,873)      (23,191)      (4,605)        (3,222)
     Transition asset                           (1,095)       (1,642)           -              -
     Prior service costs                         4,231         4,727         (883)             -
                                              --------      --------     --------       --------
     Prepaid (accrued ) cost                  $ 16,395      $ 20,838     $(17,031)      $(17,971)
                                              ========      ========     ========       ========
Amounts recognized:
     Prepaid benefit cost                     $ 65,360      $ 61,630
     Accrued benefit liability                 (48,965)      (40,792)    $(17,031)      $(17,971)
     Additional liability                         (296)       (1,184)           -              -
     Intangible asset                              296         1,184            -              -
                                               -------      --------     --------       --------
     Net amount recognized                    $ 16,395      $ 20,838     $(17,031)      $(17,971)
                                              ========      ========     ========       ========

Weighted average assumptions used for valuing benefit obligations were:

                                                           1999                  1998
                                                      -------------         -------------
Retirement and Post-retirement Plans:
     Discount rate in determining benefit                      8.00%                 6.75%
          obligation
Retirement Plans:
     Expected long-term rate of return                         9.00%                 9.00%
          on assets
     Rates of compensation increase                      3.0% - 5.0%           3.5% - 5.0%

     For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets were $20,100,000, $18,400,000 and $0, respectively, as of December 26, 1999 and $20,300,000, $18,400,000 and $0,
respectively, as of December 27, 1998.

     For the McClatchy Newspapers, Inc. post-retirement plan (benefit obligation of $ 4.5 million, income of $294,000), the medical care cost trend rates are estimated to decline from 8.75% in 1999 to 5.8% by the year 2002. A 1.0% change in the assumed health care cost trend rate would have decreased or increased the APBO by $4,500 and the annual service cost nominally. For the Star Tribune post-retirement plan, the medical cost trend rates are expected to decline from 8.8% in 1999 to 5.5% by the year 2004. For the Star Tribune's plan (benefit obligation of $9.8 million and expense of $833,000), a 1.0% change in the assumed health care cost trend rate would have increased the benefit obligation and expense by $719,000 and $128,000 respectively, and decreased each by $630,000 and $110,000, respectively.

     The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. The Company's mandatory matching contributions to the 401(k) plans were $6,232,000 in 1999, $6,010,000 in 1998 and $5,123,000 in 1997.

NOTE 8.      CASH FLOW INFORMATION

     Net cash paid in connection with the Cowles merger in 1998 consists of (in thousands):

Fair value of assets acquired                              $1,542,690
Fair value of liabilities assumed                            (282,893)
Issuance of Class A common stock                             (189,804)
Fees and expenses                                              31,654
Less cash acquired                                             (2,129)
                                                           ----------
                                                           $1,099,518
                                                           ==========

     No significant acquisitions were made in 1999 or 1997.

     Cash paid during the years ended December 26, 1999, December 27, 1998 and December 31, 1997, for interest and income taxes were (in thousands):


                                                         1999               1998               1997
                                                      -----------        -----------         ----------
Interest paid
   (net of amount capitalized)                        $ 63,003             $53,626            $ 9,225

Income taxes paid
   (net of refunds)                                    100,258              47,508             51,262


     Cash provided or used by operations was affected by changes in certain assets and liabilities, net of the effects of acquired newspaper operations, as follows (in thousands):

                                                           December 26,       December 27,     December 31,
                                                              1999               1998               1997
                                                         --------------      -------------    -------------
                                                                                              Restated
Increase (decrease) in assets:
          Trade receivables                                 $ 20,238           $ 27,837           $ 11,875
          Inventories                                         (1,811)             2,066                738
          Other assets                                         5,464              2,005                391
                                                           ---------           --------           --------
               Total                                          23,891             31,908             13,004
                                                           ---------           --------           --------
Increase (decrease) in liabilities:
          Accounts payable                                    17,869             11,985             12,831
          Accrued compensation                                (7,132)           (19,637)             5,408
          Income taxes                                       (17,275)             9,987             (1,474)
          Other liabilities                                    6,478              3,927              2,045
                                                           ---------           --------           --------
               Total                                             (60)             6,262             18,810
                                                           ---------           --------           --------
Net cash (decrease) increase from changes
           in certain assets and liabilities               $ (23,951)         $ (25,646)           $ 5,806
                                                           =========          =========            =======

NOTE 9.   COMMITMENTS AND CONTINGENCIES

     The Company guarantees $20,330,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

     The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through January 2009. Total rental expense amounted to $5,862,000 in 1999, $5,355,000 in 1998 and $2,838,000
in 1997. Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):


                 2000                  $ 5,740
                 2001                    3,663
                 2002                    2,548
                 2003                    1,784
                 2004                    1,059
                 Thereafter              1,808
                                       -------
                 Total                 $16,602
                                       =======

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

     At December 26, 1999 the Company has five stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No significant amounts of compensation costs have been recognized for its fixed stock option plans and its stock purchase plan.

     The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 26, 1999, 967,265 shares of Class A common stock have been issued under the Purchase Plan.

     The Company has three stock option plans which reserve 3,312,500 Class A common shares for issuance to employees -- the 1987, 1994 and 1997 plans ("Employee Plans"). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A common stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative except in limited circumstances.

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

                                            Employee Plans                 Directors' Plan
                                    ----------------------------     ---------------------------
                                                       Weighted                       Weighted
                                                        Average                        Average
                                                       Exercise                       Exercise
                                        Options          Price        Options           Price
                                    ------------     -----------     -----------    ------------
     December 31, 1996                  974,586       $ 18.29          84,375        $ 17.54
Granted                                 204,000         28.19          16,875          25.75
Exercised                              (270,307)        15.83          (7,500)         16.58
                                    ------------                     -----------
Outstanding,
     December 31, 1997                  908,279         21.24          93,750          19.09
Granted                                 558,362         29.10          27,500          30.00
Exercised                              (175,955)        15.41          (1,875)         16.60
Forfeited                               (69,621)        23.84               -
                                    ------------                     -----------
Outstanding,
     December 27, 1998                1,221,065         25.48         119,375          21.64
Granted                                 390,000         40.31          27,500          36.94
Exercised                              (144,740)        17.48         (16,875)         18.28
Forfeited                               (10,091)        22.68          (2,500)         30.00
                                    ------------                     -----------
Outstanding
     December 26, 1999                1,456,234         30.29         127,500          25.22
                                    ============                      ===========

                                                       Employee                      Directors'
                                                         Plans                          Plan
                                                     ------------                   ------------
Options exercisable:
     December 31, 1997                                  298,834                         55,792
     December 27, 1998                                  337,494                         71,260
     December 26, 1999                                  376,530                         70,478

     The following tables summarize information about fixed stock options outstanding in the stock plans at December 26, 1999:

                                                  EMPLOYEE PLANS
-----------------------------------------------------------------------------------------------------------

                                              Average          Weighted                          Weighted
                                             Remaining         Average                           Average
   Range of Exercise         Options        Contractual        Exercise         Options          Exercise
        Prices             Outstanding          Life            Price         Exercisable         Price
        ------             -----------          ----            -----         -----------         -----
    $7.62 - $25.10            396,859           5.37            $19.78          290,280           $18.51
    $26.19 - $30.63           308,375           7.88            $28.12           79,250           $28.12
        $32.88                365,000           8.78            $32.88            7,000           $32.88
        $40.38                386,000           9.97            $40.38                -                -

                                              DIRECTORS' PLAN
-----------------------------------------------------------------------------------------------------------
                                              Average          Weighted                          Weighted
                                             Remaining         Average                           Average
   Range of Exercise         Options        Contractual        Exercise         Options          Exercise
        Prices             Outstanding          Life            Price         Exercisable         Price
        ------             -----------          ----            -----         -----------         -----
    $14.60 - $18.40          46,875             3.42            $17.41           46,875           $17.41
    $18.90 - $30.00          53,125             7.62            $26.06           23,603           $24.02
        $36.94               27,500             9.39            $36.94                -                -

     Had compensation costs for the Company's five stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                1999         1998           1997
                            ----------   -----------   ------------
Net income:                                               Restated
     As reported              $82,532       $61,051        $69,232
     Pro forma                $80,684       $59,402        $68,406

Earnings per common share:
     As reported
          Basic                $ 1.84        $ 1.41         $ 1.82
          Diluted              $ 1.83        $ 1.41         $ 1.81
     Pro forma
          Basic                $ 1.80        $ 1.38         $ 1.80
          Diluted              $ 1.79        $ 1.37         $ 1.79


     The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     Compensation costs are calculated for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1999, 1998, and 1997 respectively: dividend yield of 1.0% to 1.4% for all years; an expected life of one to seven years for all years; expected volatility of .2862, .2868 and .2838; and risk-free interest rates of 5.4% to 6.3% in 1999, 4.5% to 5.8% in 1998 and 5.72 % to 6.62 % in
1997. The weighted-average fair value of those purchase rights granted in 1999, 1998, and 1997 was $13.79, $9.58 and $8.99 , respectively for Employee Plans and $11.07, $9.33 and $8.28, respectively for the Directors' Plan.


NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimates were developed using available market data for instruments held as of December 26, 1999 and December 27, 1998, (in thousands):

                                          1999                               1998
                              --------------------------         -----------------------------
                                 Carrying      Estimated           Carrying        Estimated
                                  Amount       Fair Value           Amount          Fair Value
                              ------------  -------------        -------------  --------------
Cash and cash equivalents       $  1,241     $   1,241            $     9,650     $      9,650
Long-term debt                   878,166       878,166              1,004,000        1,004,000
Interest rate protection
  agreements                           -         6,775                      -           (8,009)

NOTE 12.  SALE OF NEWSPAPER AND OTHER BUSINESS
               OPERATIONS

     In 1998, the Company sold The McClatchy Printing Company, Benson Printing Company, the Mount Olive Tribune (a twice-weekly newspaper in North Carolina) and several niche publications. Total revenues for the sold businesses were $8,700,000 in 1998, and the Company reported a net pre-tax loss of $111,000 in non-operating income - (expense) - net.

     On February 28, 1997, the Company completed the sale of the Gilroy Dispatch, The Hollister Free Lance, the Morgan Hill Times and the Amador Ledger Dispatch. These newspapers had combined daily circulation of approximately 10,150 and weekly circulation of 12,800, and generated $7.6 million in revenues in 1996. The Company reported a $6,748,000 pre-tax gain on the sale which is included in non-operating (expenses) income. The Company sold Legi-Tech, its on-line legislative tracking company and certain real estate and recorded a $2,506,000 pre-tax gain.

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

                                   1st        2nd        3rd        4th
                                 Quarter    Quarter    Quarter    Quarter
                                 --------   --------   --------   --------
1999:
Revenues-net                     $258,435   $273,575   $269,269   $286,668
Operating income                   43,286     59,369     55,459     66,585
Net income                         13,591     22,037     20,372     26,532
Net income per common share          0.30       0.49       0.45       0.59

1998:
Revenues-net                     $163,963   $267,007   $263,129   $274,552
Operating income                   22,665     52,525     48,863     56,805
Net income                          9,245     16,682     14,026     21,098
Net income per common share          0.24       0.37       0.31       0.47

     On March 19, 1998 the Company acquired all of the outstanding shares of Cowles Media Company, owner of the Star Tribune newspaper. See note 2 to the consolidated financial statements. Accordingly, the results of Star Tribune's operations are included in the Company's results beginning on March 20, 1998. In 1998, the Company sold operations and recorded a one cent per share loss in the third quarter and a one cent per share gain in the fourth quarter in connection with those sales.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING AND
         FINANCIAL DISCLOSURE

                                Not applicable.



                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions "Nominees for Class A Directors", "Nominees for Class B Directors" and

"Other Executive Officers" under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the headings "Compensation", "Executive Compensation", "Stock Option Awards", "Option Exercises and Holdings", "Pension Plans" and "Employment Agreement" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND
         MANAGEMENT

     The information contained under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the headings "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

a)(1)&(2)  Financial Statements and Financial Statement
           Schedules filed as a part of this Report as listed in the Index to Financial Statements and
           Financial Statement Schedules on page 23 hereof.

  (3) Exhibits filed as part of this Report as listed in the Exhibit Index beginning on page 52 hereof.

b)  Reports on Form 8-K - None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24. 2000.

                              THE McCLATCHY COMPANY


                              By  /s/        GARY B. PRUITT
                                  --------------------------------------
                                             Gary B. Pruitt
                                  President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                                      Title                         Date
       ---------                                      -----                         ----
Principal Executive Officers:


/s/  GARY B. PRUITT                         President, Chief Executive           March 24, 2000
-------------------------                   Officer and Director
   (Gary B. Pruitt)



Principal Financial Officer:


/s/  DORETHA CHRISTOPH                      Vice President,                      March 24, 2000
-------------------------                   Finance, Chief Financial Officer
   (Doretha Christoph)


Principal Accounting Officer:


/s/ ROBERT W. BERGER                        Controller                           March 24, 2000
------------------------
  (Robert W. Berger)

       Signature                               Title                             Date
       ---------                               -----                             ----

Directors:


/s/  ELIZABETH BALLANTINE                    Director                        March 24, 2000
----------------------------
   (Elizabeth Ballantine)


/s/  WILLIAM K. COBLENTZ                    Director                         March 24, 2000
----------------------------
   (William K. Coblentz)


/s/  MOLLY MALONEY EVANGELISTI              Director                         March 24, 2000
------------------------------
  (Molly Maloney Evangelisti)


/s/    JOAN F. LANE                         Director                         March 24, 2000
------------------------------
     (Joan F. Lane)


/s/   R. LARRY JINKS                        Director                         March 24, 2000
------------------------------
     (R. Larry Jinks)


/s/  JAMES B. McCLATCHY                     Publisher and                    March 24, 2000
------------------------------              Director
  (James B. McClatchy)


/s/  KEVIN McCLATCHY                        Director                         March 24, 2000
------------------------------
   (Kevin McClatchy)


/s/  WILLIAM ELLERY McCLATCHY               Director                         March 24, 2000
------------------------------
  (William Ellery McClatchy)

       Signature                                          Title                 Date
       ---------                                          -----                 ----
Directors:



/s/    ERWIN POTTS                          Chairman of the Board and        March 24, 2000
------------------------------              Director
     (Erwin Potts)


/s/  S. DONLEY RITCHEY, JR.                 Director                         March 24, 2000
------------------------------
  (S. Donley Ritchey, Jr.)


/s/  WILLIAM M. ROTH                        Director                         March 24, 2000
------------------------------
    (William M. Roth)


/s/  FREDERICK R. RUIZ                      Director                         March 24, 2000
------------------------------
    (Frederick R. Ruiz)

                                                                     SCHEDULE II

                  McCLATCHY NEWSPAPERS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  For the Three Years Ended December 26, 1999
                                 (in thousands)


     Column A                                Column B                     Column  C                 Column D           Column E
     ---------                               ---------                    ----------                --------           --------
                                                                                                    Deductions
                                                                          Additions                  (1) for
                                                               ----------------------------------    Purposes
                                               Balance          Charged to        Charged to        for Which       Balance at End
                                             Beginning of       Costs and           Other         Accounts Were        of Period
                                                Period           Expenses          Accounts           Set Up
                                             ------------       ----------        ---------       -------------     --------------
Year Ended December 31, 1997:
  Deduct from assets to which
        they apply:

  Uncollectible accounts                    $(2,440)             $(4,793)          $       -         $ 5,071           $(2,162)


Year Ended December 27, 1998:
  Deduct from assets to which
     they apply:
  Uncollectible accounts                    $(2,162)             $(4,281)          $    (245)        $ 3,558           $(3,130)

Year Ended December 26, 1999
  Deduct from assets to which               $(3,130)             $(3,598)                            $   3,222         $(3,506)
     they apply:
  Uncollectible accounts

---------------------
(1)  Amounts written off net of bad debt recoveries.

                               INDEX OF EXHIBITS


   Exhibit
   -------

      3.1*      The Company's Restated Certificate of Incorporation dated March
                18, 1998, included as Exhibit 3.1 in the Company's 1997 Form
                10-K.
      3.2*      The Company's By-laws included as Exhibit 3.2 in the Company's
                Registration Statement No. 333-46501 on Form S-4.
     10.1*      Amended and Restated Agreement and Plan of Merger and
                Reorganization between The McClatchy Company and Cowles Media
                Company dated February 13, 1998 included as Exhibit 2.1 in the
                Company's Registration Statement No. 333-46501 on Form S-4.
     10.2*      Credit Agreement dated March 10, 1998 between The McClatchy
                Company (formerly MNI Newco, Inc.), the lenders party thereto,
                Salomon Brothers, Inc., as Arranger and Syndication Agent and
                Bank of America National Trust and Savings Association as
                Swingline Lender, Administrative Agent and Collateral Agent,
                included as Exhibit 10.2 in the Company's 1997 Form 10-K.
     10.3*      Ponderay Newsprint Company Partnership Agreement dated as of
                September 12, 1985 between Lake Superior Forest Products, Inc.,
                Central Newsprint Company, Inc., Bradley Paper Company, Copley
                Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc.,
                Wingate Paper Company, Tribune Newsprint Company and Nimitz
                Paper Company included in Exhibit 10.10 to McClatchy Newspapers,
                Inc. Registration Statement No. 33-17270 on Form S-1.
   **10.4*      McClatchy Newspapers, Inc. Management by Objective Plan
                Description included in Exhibit 10.1 to McClatchy Newspapers,
                Inc. Registration Statement No. 33-17270 on Form S-1.
   **10.5*      Supplemental Executive Retirement Plan included in Exhibit 10.7 to McClatchy Newspapers, Inc. 1988 Report on Form 10-K.
   **10.6*      Amended and Restated 1987 Stock Option Plan dated August 15,
                1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc.
                1996 Report on Form 10-K.
   **10.7*      Amended and Restated 1994 Stock Option Plan dated February 1,
                1998 included as Exhibit 10.8 to the Company's Report on Form
                10-Q filed for the Quarter Ending on June 30, 1998.
     10.8*      1997 Stock Option Plan dated December 10, 1997 included as
                Exhibit 10.8 in the Company's 1997 Form 10-K.
   **10.9*      Group Executive Life Insurance Plan included in Exhibit 10.9 to
                McClatchy Newspapers, Inc. Registration Statement No. 33-17270
                on Form S-1.
   **10.10*     Group Executive Long Term Disability Insurance Plan included in
                Exhibit 10.8 to McClatchy Newspapers, Inc. Registration
                Statement No. 33-17270 on Form S-1.
   **10.11*     Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on
                Form 10-K.
   **10.12*     The Company's Amended and Restated 1990 Directors' Stock Option
                Plan dated February 1, 1998 included as Exhibit 10.12 in the
                Company's 1997 Form 10-K.
   **10.13      Employment Agreement between the Company and Gary B. Pruitt dated June 1, 1996 included as Exhibit 10.13 to the McClatchy
                Newspapers, Inc. 1996 Report on Form 10-K.
   **10.14*     The Company's Long-Term Incentive Plan, dated January 1, 1998 included as Exhibit 10.2 to the Company's Report on Form 10-Q
                for the Quarter Ending on June 30, 1998.
   **10.15*     The Company's Chief Executive Bonus Plan, dated January 1, 1998 included as Exhibit 10.3 to the Company's Report on Form 10-Q
                for the Quarter Ending on June 30, 1998.
        21*     Subsidiaries of the Company included as Exhibit 21 in the
                Company's 1997 Form 10-K.
        23      Consent of Deloitte & Touche LLP.
        27      Financial Data Schedule for the Year Ended December 26, 1999.

------------
 *   Incorporated by reference
 ** Compensation plans or arrangements for the Company's executive officers and directors.