Form 10-Q
period 2000-03-26
MCCLATCHY CO
filed 2000-05-09
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 26, 2000

OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 1-9824

The McClatchy Company

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	52-2080478 (IRS Employer Identification Number)

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

The number of shares of each class of common stock outstanding as of May 5, 2000:

                  Class A Common Stock                                       17,834,875

                  Class B Common Stock                                       27,222,955

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

Consolidated Balance Sheet - March 26, 2000

and December 26, 1999 (unaudited)

Consolidated Statement of Income for

The Three Months Ended March 26, 2000

and March 28, 1999 (unaudited)

Consolidated Statement of Cash Flows for

The Three Months Ended March 26, 2000

and March 28, 1999 (unaudited)

Consolidated Statement of Stockholders'

Equity for the Period from December 26, 1999

to March 26, 2000 (unaudited)

Notes to Consolidated Financial Statements

(unaudited)

Item 2 - Management's Discussion and Analysis of

Results of Operations and Financial Condition

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Part II - OTHER INFORMATION

Page 3 5 6 7 8 11 20 20

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

THE McCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands)

	March 26,	December 26,
	2000	1999
ASSETS

CURRENT ASSETS
Cash	$ 3,148	$ 1,241
Trade receivables (less allowances of $3,576 in 2000 and $3,506 in 1999)	159,902	169,923
Other receivables	3,012	3,616
Newsprint, ink and other inventories	16,912	14,776
Deferred income taxes	16,345	16,399
Other current assets	10,940	9,664
	210,259	215,619

PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	213,368	212,785
Equipment	479,469	477,924
	692,837	690,709

Less accumulated depreciation	(330,474)	(318,591)
	362,363	372,118
Land	57,141	57,141
Construction in progress	23,790	20,829
	443,294	450,088

INTANGIBLES - NET	1,437,897	1,452,079

OTHER ASSETS	88,749	86,242

TOTAL ASSETS	$ 2,180,199	$ 2,204,028

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands, except share amounts)

	March 26,	December 26,
LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999

CURRENT LIABILITIES
Current portion of bank debt	$ 15,417	$ 19,834
Accounts payable	86,081	86,227
Accrued compensation	57,120	55,360
Income taxes	12,721	11,947
Unearned revenue	34,111	35,006
Carrier deposits	3,401	3,456
Other accrued liabilities	21,019	21,624
	229,870	233,454

LONG-TERM BANK DEBT	853,583	878,166

OTHER LONG-TERM OBLIGATIONS	72,333	80,040

DEFERRED INCOME TAXES	131,404	132,702

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.01 par value:
Class A - authorized
100,000,000 shares, issued
16,578,420 in 2000 and 16,468,502 in 1999	166	164
Class B - authorized
60,000,000 shares, issued
28,451,912 in 2000 and 28,489,412 in 1999	285	285
Additional paid-in capital	278,737	276,693
Retained earnings	613,821	602,524
	893,009	879,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,180,199	$ 2,204,028

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 26, 2000	March 28, 1999
Revenues - Net
Newspapers:
Advertising	$ 213,314	$ 205,520
Circulation	43,892	44,482
Other	6,589	6,153
	263,795	256,155
Non-newspapers	2,790	2,280
	266,585	258,435
Operating Expenses
Compensation	106,680	102,074
Newsprint and supplements	37,334	40,438
Depreciation and amortization	26,753	26,572
Other operating expenses	48,815	46,065
	219,582	215,149
Operating Income	47,003	43,286

Non-Operating (Expenses) Income
Interest expense	(16,658)	(16,889)
Partnership (loss) income	(475)	110
Other - net	675	784
Income Before Income Tax Provision	30,545	27,291

Income Tax Provision	14,745	13,700

Net Income	$ 15,800	$ 13,591
Net Income Per Common Share:
Basic	$0.35	$0.30
Diluted	$0.35	$0.30
Weighted Average
Number Of Common Shares:
Basic	45,005	44,727
Diluted	45,194	44,883

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended
	March 26, 2000	March 28, 1999
Cash Flows From Operating Activities:

Net income	$ 15,800	$ 13,591
Reconciliation to net cash provided:
Depreciation and amortization	27,619	27,438
Changes in certain assets and liabilities - net	(294)	(10,244)
Other	(752)	(2,186)
Net cash provided by operating activities	42,373	28,599

Cash Flow From Investing Activities:
Purchases of property, plant and equipment	(6,547)	(10,351)
Other - net	(2,020)	32
Net cash used by investing activities	(8,567)	(10,319)
Cash Flow From Financing Activities:
Repayment of long-term debt	(29,000)	(17,000)
Payment of cash dividends	(4,503)	(4,250)
Other - principally stock issuances in employee plans	1,604	1,056
Net cash used by financing activities	(31,899)	(20,194)

Net Change In Cash And Cash Equivalents	1,907	(1,914)
Cash And Cash Equivalents, Beginning Of Period	1,241	9,650
Cash And Cash Equivalents, End Of Period	$ 3,148	$ 7,736

Other Cash Flow Information
Cash paid during the period for:
Income taxes (net of refunds)	$ 14,772	$ 34,346
Interest (net of capitalized interest)	$ 16,400	$ 16,808

See notes to consolidated financial statements

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share and per share amounts)

			Additional
	Par Value		Paid-In	Retained
	Class A	Class B	Capital	Earnings	Total

BALANCES, DECEMBER 26, 1999	$ 164	$ 285	$ 276,693	$602,524	$ 879,666
Net income (3 months)				15,800	15,800
Dividends paid ($0.10 per share)				(4,503)	(4,503)
Conversion of 37,500 Class B shares to Class A
Issuance of 72,418 Class A shares under employee stock plans	2		1,602		1,604
Tax benefit from stock plans			442		442

BALANCES, March 26, 2000	$ 166	$ 285	$ 278,737	$613,821	$ 893,009
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

NOTE 2. LONG-TERM BANK DEBT AND OTHER LONG-TERM                        OBLIGATIONS

In March 1998, the Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000. The Credit Agreement includes term loans consisting of Tranche A of $735,000,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330,000,000 bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at March 26, 2000, ranged from 6.7% to 7.7%. The debt is unsecured and is pre-payable without penalty.

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

The Company's Credit Agreement requires a minimum of $300,000,000 of debt be subject to interest rate protection agreements. This requirement has been satisfied by interest rate swap agreements, expiring in 2002 to 2003, with an aggregate notional amount of $300,000,000. The effect of these agreements is to fix the LIBOR interest rate exposure at approximately 5.9% on that portion of the Company's term loans.

Also, the Company has entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%. The collar arrangement terminates in the fourth quarter of 2000.

The Company has outstanding letters of credit totaling $31,622,000 securing estimated obligations stemming from workers' compensation claims and other contingent claims.

Long-term debt consisted of (in thousands):

	March 26,	December 26,
	2000	1999
Credit Agreement:
Term loans	$ 759,000	$ 788,000
Revolving credit line	110,000	110,000
Total indebtedness	869,000	898,000
Less current portion	(15,417)	(19,834)
Long-term indebtedness	$ 853,583	$ 878,166

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS                        OF OPERATIONS AND FINANCIAL CONDITION

Recent Events and Trends

In the first quarter of 2000, the Company reported lower newsprint costs than 1999. However, newsprint prices began to rise with an October 1999 newsprint price increase. Hence, beginning in April 2000 the newspaper industry began paying higher prices per ton than last year. An additional a $50 per ton price increase has been announced for the second quarter of 2000 by many newsprint vendors and the Company continues to negotiate with said vendors. Higher newsprint pricing will result in higher costs to the Company, which are expected to be at least partially offset with greater advertising revenue growth, but are expected to have a negative impact on operating income throughout the rest of the year.

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

First Quarter 2000 Compared to 1999

The Company reported net income of $15.8 million or 35 cents per share, up 16.3% over the 1999 quarterly earnings of $13.6 million, or 30 cents per share. Much of the earnings growth reflects improved advertising revenue growth, particularly at the Company's California and Carolinas' newspapers, and lower newsprint costs.

REVENUES

Revenues in the 2000 quarter were $266.6 million, up 3.2% from 1999; with advertising revenues up 3.8% to $213.3 million and circulation revenues down 1.3% to $43.9 million.

Advertising revenue growth reflects a mix of rate increases and volume growth and would have been stronger but for a later Easter holiday in 2000, with the attendant advertising activity falling in the second quarter. (An early Easter in 1999 allowed much of the Easter advertising to be recorded in the first quarter of 1999, making the comparisons in 2000 more difficult).

The decline in circulation revenues reflects the Company's strategy to continue to promote circulation volume growth over price increases and revenue growth. Certain newspapers lowered the wholesale price of the daily newspapers and, The Sacramento Bee is in the process of converting from employee delivery to contract carrier delivery in its outlying regions. These changes result in lower net circulation revenues.

OPERATING REVENUES BY REGION:

(In thousands)

	2000	1999	% Change

Minnesota newspaper	$ 97,335	$ 97,639	(0.3)
California newspapers	85,714	80,106	7.0
Carolinas newspapers	43,719	42,029	4.0
Northwest newspapers	37,027	36,381	1.8
Non-newspaper operations	2,790	2,280	22.4
	$ 266,585	$ 258,435	3.2

Minnesota - The Star Tribune generated about 36.5% of first quarter revenues. Advertising revenues were down 0.4% and total revenues declined 0.3%. The Star Tribune reported exceptionally strong national advertising in the first quarter of 1999. That, coupled with Easter timing, resulted in advertising revenue growth of 6.7% last year. In 2000, because of those tough comparisons, national advertising was down 13.7%; and with four major retail advertisers cutting back or switching to preprints from ROP, retail advertising was up only 3.2%. Classified advertising was up 2.1% over first quarter 1999.

California - California generated 32.2% of first quarter revenues with advertising revenues up 8.5% and total revenues up 7.0%. Advertising revenues were strong across all categories and were up 9.4% at The Sacramento Bee, the Company's second largest newspaper. Much of the advertising strength in the region was driven by classified advertising - up 9.7% at the three Bee newspapers.

Carolinas - The Carolinas reported 16.4% of first quarter revenues. Advertising revenues were up 6.0% at the daily newspapers. Total revenues in the region were up 4.0%. Total revenues were lower than advertising revenues mostly due to slower revenue growth at the ten non-daily newspapers. Advertising revenues at the dailies were strong in all categories, and revenue growth would have been even stronger but for a severe ice storm in late January, that paralyzed the region.

The Northwest - The Northwest newspapers generated 13.9% of the Company's revenues. Advertising revenues were up 3.6% and total revenues increased 1.8% in the first quarter. This region also had exceptionally strong national advertising in the first quarter of 1999, resulting in tougher comparisons this year. While national advertising was down, classified advertising was up 6.6%, and retail was up in the low single digits.

Operating Expenses:

Total operating expenses were up 2.1% over the 1999 quarter, with non-newsprint expenses up 4.3%. Compensation was up 4.5%, partially reflecting some one-time severance payments. Some of these severances were in connection with a union agreement in Minnesota. (The Star Tribune signed a long-term agreement with their printers). Without these one-time severance payments, compensation would have been up in the 3% range. Newsprint and supplements expense declined 7.7%. Much of this decline is price related - newsprint usage was up about 3.0% in the quarter, reflecting both advertising and circulation volume growth.

Non Operating Expenses - Income - Net:

Interest expense was $16.7 million, down slightly from the 1999 quarter. The Company's debt was down substantially, but higher interest rates in 2000 had an offsetting effect on the Company's debt service costs. The Company recorded a loss of $475,000 as its portion of the results from the Ponderay Newsprint Mill Company, versus income of $110,000 in the 1999 quarter. The Company expects these losses to decline if newsprint prices rise in 2000.

Income Taxes:

The Company's effective income tax rate is 48.3% versus 50.2% in 1999 and primarily reflects higher income before tax relative to a set amount of non-deductible expenses in each year.

Liquidity & Capital Resources

Operations generated $42.4 million in cash during first quarter of 2000. Cash was used primarily to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be $47.0 million in 2000.

In March 1998, the Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000. The Credit Agreement includes term loans consisting of Tranche A of $735,000,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330,000,000 bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at March 26, 2000, ranged from 6.7% to 7.7%. The debt is unsecured and is pre-payable without penalty.

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

The Company's Credit Agreement requires a minimum of $300,000,000 of debt be subject to interest rate protection agreements. This requirement has been satisfied by interest rate swap agreements, expiring in 2002 to 2003, with an aggregate notional amount of $300,000,000. The effect of these agreements is to fix the LIBOR interest rate exposure at approximately 5.9% on that portion of the Company's term loans.

Also, the Company has entered into an interest rate collar with a $200,000,000 notional amount, and a LIBOR ceiling rate of 6.5% and a floor of 5.3%. The collar arrangement terminates in the fourth quarter of 2000.

The Company has outstanding letters of credit totaling $31.6 million securing estimated obligations stemming from workers' compensation claims, and other contingent claims. The Company had $58.4 million of available credit under its Credit Agreement at March 26, 2000.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT               MARKET RISK

In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements to help maintain the overall interest rate parameters set by management. None of these agreements were entered into for trading purposes. (See note 2 to the consolidated financial statements.) As a result of this interest rate mix, a hypothetical 10 percent change in interest rates would have a $0.03 to $0.05 per share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Default Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K:

   (a) Exhibit:

Financial Data Schedule for the three months ended March 26, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

The McClatchy Company

Registrant

Date: May 9, 2000 /s/ Doretha J. Christoph

Doretha J. Christoph

            Vice President, Finance and

            Chief Financial Officer