Form 10-Q
period 2000-06-25
MCCLATCHY CO
filed 2000-08-02
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 25, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-9824

The McClatchy Company
(Exact name of registrant as specified in its charter)

Delaware	52-2080478
(State of Incorporation)	(IRS Employer
Identification Number)

2100 "Q" Street, Sacramento, CA. 95816

(Address of principal executive offices)

(916) 321-1846

(Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X       No _.

The number of shares of each class of common stock outstanding as of July 31, 2000:

Class A Common Stock 17,929,898

Class B Common Stock 27,209,955

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

Part I - FINANCIAL INFORMATION	Page

Item 1 - Financial Statements:
3 5
Consolidated Balance Sheet - June 25, 2000 and December 26, 1999 (unaudited)

Consolidated Statement of Income for the Three Months and Six Months Ended June 25, 2000 and June 27, 1999 (unaudited)

Consolidated Statement of Cash Flows for the Six Months Ended June 25, 2000 and June 27, 1999 (unaudited)	6 7

Consolidated Statement of Stockholders' Equity for the Period from December 26, 1999 to June 25, 2000 (unaudited)

Notes to Consolidated Financial Statements unaudited	8

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	9 15

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Part II - OTHER INFORMATION	16

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

THE McCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands)

	June 25,	December 26,
	2000	1999
ASSETS

CURRENT ASSETS
Cash	$ 6,292	$ 1,241
Trade receivables (less allowances of $3,532 in 2000 and $3,506 in 1999)	168,081	169,923
Other receivables	1,821	3,616
Newsprint, ink and other inventories	14,497	14,776
Deferred income taxes	16,253	16,399
Other current assets	10,384	9,664
	217,328	215,619

PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	213,959	212,785
Equipment	489,679	477,924
	703,638	690,709

Less accumulated depreciation	(341,529)	(318,591)
	362,109	372,118
Land	57,132	57,141
Construction in progress	20,968	20,829
	440,209	450,088

INTANGIBLES - NET	1,423,649	1,452,079

OTHER ASSETS	91,028	86,242

TOTAL ASSETS	$ 2,172,214	$ 2,204,028

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands, except share amounts)

	June 25,	December 26,
LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999

CURRENT LIABILITIES
Current portion of bank debt	$ -	$ 19,834
Accounts payable	81,391	86,227
Accrued compensation	53,526	55,360
Income taxes	22,054	11,947
Unearned revenue	36,023	35,006
Carrier deposits	3,315	3,456
Other accrued liabilities	20,292	21,624
	216,601	233,454

LONG-TERM BANK DEBT	837,000	878,166

OTHER LONG-TERM OBLIGATIONS	73,760	80,040

DEFERRED INCOME TAXES	129,402	132,702

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.01 par value:
Class A - authorized
100,000,000 shares, issued
17,903,499 in 2000 and 16,468,502 in 1999	179	164
Class B - authorized
60,000,000 shares, issued
27,209,955 in 2000 and 28,489,412 in 1999	272	285
Additional paid-in capital	280,859	276,693
Retained earnings	634,141	602,524
	915,451	879,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,172,214	$ 2,204,028

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999

REVENUES - NET
Newspapers:
Advertising	$ 233,575	$ 220,523	$ 446,889	$ 426,043
Circulation	43,284	43,745	87,176	88,227
Other	6,616	6,751	13,205	12,904
	283,475	271,019	547,270	527,174
Non-newspapers	2,883	2,556	5,673	4,836
	286,358	273,575	552,943	532,010
OPERATING EXPENSES
Compensation	104,822	102,413	211,502	204,487
Newsprint and supplements	40,570	38,699	77,904	79,137
Depreciation and amortization	26,884	26,690	53,637	53,262
Other operating expenses	49,927	46,404	98,742	92,469
	222,203	214,206	441,785	429,355
OPERATING INCOME	64,155	59,369	111,158	102,655

NON-OPERATING (EXPENSES) INCOME
Interest expense	(16,456)	(16,433)	(33,114)	(33,322)
Partnership loss	(85)	(250)	(560)	(140)
Other - net	384	157	1,059	941
INCOME BEFORE INCOME TAX PROVISION	47,998	42,843	78,543	70,134

INCOME TAX PROVISION	23,168	20,806	37,913	34,506

NET INCOME	$ 24,830	$ 22,037	$ 40,630	$ 35,628
NET INCOME PER COMMON SHARE:
Basic	$ 0.55	$ 0.49	$ 0.90	$ 0.80
Diluted	$ 0.55	$ 0.49	$ 0.90	$ 0.79
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES:
Basic	45,057	44,794	45,030	44,761
Diluted	45,157	44,967	45,175	44,931
See notes to consolidated financial statements
THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended
	June 25, 2000	June 27, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 40,630	$ 35,628
Reconciliation to net cash provided:
Depreciation and amortization	55,374	54,991
Changes in certain assets and liabilities - net	(1,698)	(11,392)
Other	(2,584)	(4,759)
Net cash provided by operating activities	91,722	74,468

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,445)	(22,442)
Other - net	(2,664)	(1,258)
Net cash used by investing activities	(20,109)	(23,700)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(61,000)	(44,000)
Payment of cash dividends	(9,013)	(8,508)
Other - principally stock issuances in employee plans	3,451	2,642
Net cash used by financing activities	(66,562)	(49,866)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,051	902
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,241	9,650
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 6,292	$ 10,552

OTHER CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes (net of refunds)	$ 30,243	$ 48,045
Interest paid (net of capitalized interest)	$ 33,345	$ 32,316

See notes to consolidated financial statements

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share and per share amounts)

			Additional
	Par Value		Paid-In	Retained
	Class A	Class B	Capital	Earnings	Total

BALANCES, DECEMBER 26, 1999	$ 164	$ 285	$ 276,693	$ 602,524	$ 879,666
Net income (6 months)				40,630	40,630
Dividends paid ($.20 per share)				(9,013)	(9,013)
Conversion of 1,279,457 Class B shares to Class A	13	(13)
Issuance of 155,540 Class A shares under employee stock plans	2		3,449		3,451
Tax benefit from stock plans			717		717

BALANCES, JUNE 25, 2000	$ 179	$ 272	$ 280,859	$ 634,141	$ 915,451
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

NOTE 2. LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

In March 1998, the Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000. The Credit Agreement includes term loans consisting of Tranche A of $735,000,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330,000,000 bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at June 25, 2000, ranged from 6.9% to 8.3%. The debt is unsecured and is pre-payable without penalty.

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

The Company has outstanding letters of credit totaling $11,622,000 securing estimated obligations stemming from workers' compensation claims and other contingent claims.

Long-term debt consisted of (in thousands):

	June 25,	December 26,
	2000	1999
Credit Agreement:
Term loans	$ 727,000	$ 788,000
Revolving credit line	110,000	110,000
Total indebtedness	837,000	898,000
Less current portion	-	(19,834)
Long-term indebtedness	$ 837,000	$ 878,166

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Events and Trends

In the first quarter of 2000, the Company reported lower newsprint costs than 1999. However, newsprint prices began to rise with an October 1999 newsprint price increase, followed by an April 1, 2000 increase. Hence, the newspaper industry is now paying higher prices per ton than last year. Also, an additional $50 per ton price increase has been announced for the third quarter of 2000 by many newsprint vendors and the Company continues to negotiate with said vendors. Higher newsprint pricing will result in higher costs to the Company, which are expected to be at least partially offset with greater advertising revenue growth, but are expected to have a negative impact on operating income throughout the rest of the year.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. This accounting bulletin, as amended in June 2000, is effective for the Company beginning the fourth quarter of the Company's fiscal year beginning December 27, 1999. The Company does not believe that the adoption of SAB 101 will have a material impact on its financial statements.

Second Quarter 2000 Compared To 1999

The Company reported net income of $24.8 million or 55 cents per share, up 12.7% over the 1999 quarterly earnings of $22.0 million or 49 cents per share. Much of the earnings growth reflects improved advertising revenue growth, particularly at the Company's California and Carolinas' newspapers.

Revenues

Revenues in the second quarter of 2000 were $286.4 million, up 4.7% from 1999 with advertising revenues up 5.9% to $233.6 million and circulation revenues down 1.1% to $43.3 million.

Advertising revenue growth reflects a mix of rate increases and volume growth. The decline in circulation revenues reflects the Company's strategy to continue to promote circulation volume growth over revenue growth. Certain newspapers lowered the wholesale price of the daily newspapers, and The Sacramento Bee is in the process of converting from employee delivery to contract carrier delivery in its outlying regions. These changes result in lower net circulation revenues.

Operating Revenues by Region:

(In thousands)

	2000	1999	% Change

Minnesota newspaper	$ 100,300	$ 98,247	2.1
California newspapers	92,475	85,996	7.5
Carolinas newspapers	49,381	45,508	8.5
Northwest newspapers	41,319	41,268	0.1
Non-newspaper operations	2,883	2,556	12.8
	$ 286,358	$ 273,575	4.7

Minnesota - The Star Tribune generated about 35% of the Company's total second quarter revenues. Advertising revenues were up 3.1% and total revenues were up 2.1%. While retail advertising was soft - particularly in the grocery category - national and classified trends improved at the Star Tribune. Retail advertising revenues were down 2.3% in the quarter; national revenues were up 25.3% and classified revenues grew 4.0%.

California - The Company's California newspapers - The Sacramento Bee, The Fresno Bee and The Modesto Bee - generated about 32% of second quarter revenues with advertising revenues up 8.9% and total revenues up 7.5%. Advertising revenues were strong across all categories and at all three Bee newspapers. By category: retail was up 4.5%, national up 23.5% and classified was up a strong 8.1%.

Carolinas - The Carolinas reported over 17% of the Company's second quarter revenues. Led by The (Raleigh) News and Observer, advertising revenues were up 10.6% at the daily newspapers and total revenues in the region were up 8.5%. Total revenues were lower in this region due primarily to slower growth at the Company's ten non-daily Carolinas newspapers compared to the daily newspapers. Advertising revenues at the dailies were strong in all categories: retail was up 9.9%, national up 78.3% and classified was up 6.5%.

The Northwest - The Northwest newspapers generated about 14% of the Company's second quarter revenues. Advertising revenues were up 1.5% and total revenues were flat. This region was the Company's fastest growing in terms of revenues in 1999 so, with tougher comparisons and some retail consolidation, revenue growth has slowed in the Northwest in 2000. Retail was down 0.7%, national down 5.5% and classified grew 3.3%.

Non-Newspaper Operations - Revenues primarily reflect those at The Newspaper Network (TNN), the Company's national sales and marketing subsidiary, where revenues increased 10.8%; and Nando Media, the Company's national online publishing operation, where revenues grew 32.3%.

Operating Expenses:

Total operating expenses were up 3.7% from second quarter 1999. Newsprint expense was up 3.2%, mostly due to price increases as newsprint usage was about flat in the quarter. Compensation was up 2.4% and all other non-newsprint expenses were up 5.8% reflecting investments in product and promotion.

Non-Operating Expenses - Income - Net:

Interest expense was $16.5 million, about even with the 1999 quarter. The Company's debt was down substantially, but higher interest rates in 2000 had an offsetting effect on the Company's debt service costs. The Company recorded a loss of $85,000 as its portion of the results from the Ponderay Newsprint Mill Company, and expects these losses to decline if newsprint prices continue to rise in 2000.

Income Taxes:

The Company's effective income tax rate is 48.3% versus 48.6% in 1999 and primarily reflects higher income before tax relative to a set amount of non-deductible expenses in each year.

SIX-MONTH COMPARISONS

Earnings in the first half of 2000 were $40.6 million or 90 cents per share, up 14.0% from 1999 earnings of $35.6 million or 79 cents per share. Generally, the same factors that drove the second quarter results also affected the six-month period, with notable differences discussed below.

Revenues:

Total revenues were $552.9 million in the first six months of 2000, up 3.9% from the first half of 1999. Advertising revenues rose 4.9% to $446.9 million and circulation revenues declined 1.2% to $87.2 million. In general, the Company experienced slower revenue growth in the first quarter of 2000 due to a very strong national performance in the same quarter in 1999 in certain regions (see below).

Operating Revenues By Region (dollars in thousands):

	2000	1999	% Change

Minnesota newspaper	$ 197,635	$ 195,886	0.9
California newspapers	178,189	166,102	7.3
Carolinas newspapers	93,100	87,537	6.4
Northwest newspapers	78,346	77,649	0.9
Non-newspaper operations	5,673	4,836	17.3
	$ 552,943	$ 532,010	3.9

Minnesota and Northwest newspapers - The (Minneapolis, MN) Star Tribune and Northwest newspapers contributed 32.2% and 14.2% of total revenues respectively. Advertising revenues in these regions were particularly strong in the national advertising category in the first quarter of 1999. These tougher comparisons, coupled with some retailer consolidations in each region, slowed their advertising revenue growth for the six-month period. Advertising revenues grew 1.3% to $160.9 million in the first half at the Star Tribune and was up 2.5% to $57.9 million at the Northwest daily newspapers.

California and Carolinas Newspapers - The Company's newspapers in California (32.2% of total revenues) and the Carolinas (16.8% of total revenues) had healthy revenue growth in the first half of 2000. Advertising revenues at the daily newspapers increased 8.7% to $148.1 million in California and 8.4% to $72.9 million in the Carolinas, and were healthy in all advertising categories. Total revenue growth in the Carolinas was slowed somewhat in the first quarter due to ice storms in late January 2000 and slower growth at the non-daily newspapers in this region.

Non-Newspaper Operations - Revenues increased 17.3%, with good growth at TNN (up 15.0%) and at Nando Media (up 40.0%).

Operating Expenses:

Total operating expenses increased 2.9% in the first half of 2000. Compensation costs increased 3.4%, primarily reflecting salary increases ranging from 2.0% to 4.0%. Newsprint and supplements expense declined 1.6%, mostly due to lower newsprint prices in the first quarter, offset partially by newsprint usage increases of 1.5%. All other operating expenses increased 4.7% reflecting those trends discussed in the second quarter comparisons above.

Non-Operating (Expense) Income - Net:

Interest expense was about flat with 1999 as the impact of debt repayment was largely offset by higher interest rates. The Company recorded a $560,000 loss as its share of The Ponderay Newsprint Mill's loss versus a $140,000 loss in 1999.

Income Taxes:

The Company's effective income tax rate was 48.3% as discussed in the second quarter comparisons above.

Liquidity & Capital Resources

Operations generated $91.7 million through June 2000. Cash was used primarily to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be $53.0 million in 2000.

In March 1998, the Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000. The Credit Agreement includes term loans consisting of Tranche A of $735,000,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330,000,000 bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at June 25, 2000, ranged from 6.9% to 8.3%. The debt is unsecured and is pre-payable without penalty.

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

The Company has outstanding letters of credit totaling $11.6 million securing estimated obligations stemming from workers' compensation claims, and other contingent claims. The Company had $78.4 million of available credit under its Credit Agreement at March 26, 2000.

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

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Default Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders:

The Company held its annual shareholders meeting on May 17, 2000 to vote on two proposals. Shareholders approved all of the proposals by voting as follows:
  Election of Directors of the Board

	VOTES
	FOR	WITHHELD
Nominees for Class A Directors voted by Class A Stockholders
Elizabeth Ballantine	13,554,182	354,632
S. Donley Ritchey, Jr.	13,547,612	361,202
Frederick R. Ruiz	13,553,837	354,977

Nominees for Class B Directors voted by Class B Stockholders
William K. Coblentz	28,449,412	0
Molly Maloney Evangelisti	28,449,412	0
Larry Jinks	28,449,412	0
Joan F. Lane	28,449,412	0
James B. McClatchy	28,449,412	0
Kevin S. McClatchy	28,449,412	0
William Ellery McClatchy	28,449,412	0
Erwin Potts	28,449,412	0
Gary B. Pruitt	28,449,412	0

  To ratify the appointment of Deloitte & Touche LLP as the Company's independent Auditors for the 2000 Fiscal Year.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTED

29,835,652	731	3,409	0

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibit:

Financial Data Schedule for the six months ended June 25, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

The McClatchy Company

Registrant

Date: August 2, 2000 /s/ Doretha J. Christoph

Doretha J. Christoph

            Vice President, Finance and

Chief Financial Officer