Form 10-Q
period 2000-09-24
MCCLATCHY CO
filed 2000-11-07
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 24, 2000
OR
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________
Commission File Number: 1-9824

The McClatchy Company (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation	52-2080478 (IRS Employer Identification Number)

2100 "Q" Street, Sacramento, CA 95816 (Address of principal executive offices)
(916) 321-1846 (Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No ___

The number of shares of each class of common stock outstanding as of November 3, 2000:

Class A Common Stock	17,999,071
Class B Common Stock	27,199,955

THE McCLATCHY COMPANY

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

THE McCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands)

	September 24,	December 26,
	2000	1999
ASSETS

CURRENT ASSETS
Cash	$ 959	$ 1,241
Trade receivables (less allowances of $4,049 in 2000 and $3,506 in 1999)	172,800	169,923
Other receivables	1,750	3,616
Newsprint, ink and other inventories	15,357	14,776
Deferred income taxes	15,973	16,399
Other current assets	7,862	9,664
	214,701	215,619

PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	214,268	212,785
Equipment	491,607	477,924
	705,875	690,709

Less accumulated depreciation	(351,368)	(318,591)
	354,507	372,118
Land	57,187	57,141
Construction in progress	23,768	20,829
	435,462	450,088

INTANGIBLES - NET	1,409,358	1,452,079

OTHER ASSETS	93,109	86,242

TOTAL ASSETS	$ 2,152,630	$ 2,204,028
See notes to consolidated financial statements

.

THE McCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands, except share amounts)

	September 24,	December 26,
LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999

CURRENT LIABILITIES
Current portion of bank debt	$ 18,898	$ 19,834
Accounts payable	81,675	86,227
Accrued compensation	55,392	55,360
Income taxes	7,655	11,947
Unearned revenue	35,179	35,006
Carrier deposits	3,152	3,456
Other accrued liabilities	21,940	21,624
	223,891	233,454

LONG-TERM BANK DEBT	792,102	878,166

OTHER LONG-TERM OBLIGATIONS	73,416	80,040

DEFERRED INCOME TAXES	129,588	132,702

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.01 par value:
Class A - authorized
100,000,000 shares, issued
17,944,442 in 2000 and 16,468,502 in 1999	180	164
Class B - authorized
60,000,000 shares, issued
27,209,955 in 2000 and 28,489,412 in 1999	272	285
Additional paid-in capital	281,967	276,693
Retained earnings	651,214	602,524
	933,633	879,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,152,630	$ 2,204,028

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 24, 2000	September 26, 1999	September 24, 2000	September 26, 1999
Revenues - Net
Newspapers:
Advertising	$ 227,103	$ 216,884	$ 673,992	$ 642,927
Circulation	42,720	43,265	129,896	131,492
Other	6,347	6,696	19,552	19,600
	276,170	266,845	823,440	794,019
Non-newspapers	3,012	2,424	8,685	7,260
	279,182	269,269	832,125	801,279
Operating Expenses
Compensation	102,960	102,500	314,462	306,987
Newsprint and supplements	41,392	34,988	119,296	114,125
Depreciation and amortization	26,892	26,569	80,529	79,831
Other operating expenses	50,494	49,753	149,236	142,222
	221,738	213,810	663,523	643,165
Operating Income	57,444	55,459	168,602	158,114

Non-Operating (Expenses) Income
Interest expense	(15,992)	(15,963)	(49,106)	(49,285)
Partnership loss	(120)	(350)	(680)	(490)
Other - net	399	523	1,458	1,464
Income Before Income Tax Provision	41,731	39,669	120,274	109,803

Income Tax Provision	20,143	19,297	58,056	53,803

Net Income	$ 21,588	$ 20,372	62,218	$ 56,000
Net Income Per Common Share:
Basic	$ 0.48	$ 0.45	$ 1.38	$ 1.25
Diluted	$ 0.48	$ 0.45	$ 1.38	$ 1.25
Weighted Average
Number Of Common Shares:
Basic	45,153	44,875	45,066	44,799
Diluted	45,287	45,052	45,204	44,974

 See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	September 24, 2000	September 26, 1999
Cash Flows From Operating Activities:

Net income	$ 62,218	$ 56,000
Reconciliation to net cash provided:
Depreciation and amortization	83,125	82,429
Changes in certain assets and liabilities - net	(19,883)	(20,326)
Other	(2,084)	(691)
Net cash provided by operating activities	123,376	117,412

Cash Flow From Investing Activities:
Purchases of property, plant and equipment	(26,116)	(32,919)
Other - net	(1,549)	(1,802)
Net cash used by investing activities	(27,665)	(34,721)
Cash Flow From Financing Activities:
Repayment of long-term debt	(87,000)	(77,000)
Payment of cash dividends	(13,528)	(12,771)
Other - principally stock issuances in employee plans	4,535	4,372
Net cash used by financing activities	(95,993)	(85,399)

Net Change In Cash And Cash Equivalents	(282)	(2,708)
Cash And Cash Equivalents, Beginning Of Period	1,241	9,650
Cash And Cash Equivalents, End Of Period	$ 959	$ 6,942

Other Cash Flow Information
Cash paid during the period for:
Income taxes (net of refunds)	$ 64,294	$ 74,697
Interest paid (net of capitalized interest)	$ 47,039	$ 47,329

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share and per share amounts)

			Additional
	Par Value		Paid-In	Retained
	Class A	Class B	Capital	Earnings	Total

BALANCES, DECEMBER 26,1999	$ 164	$ 285	$ 276,693	$ 602,524	$ 879,666
Net income (9 months)				62,218	62,218
Dividends paid ($.30 per share)				(13,528)	(13,528)
Conversion of 1,279,457 Class B shares to Class A	13	(13)
Issuance of 196,483 Class A shares under employee stock plans	3		4,532		4,535
Tax benefit from stock plans			742		742

BALANCES, September 24, 2000	$ 180	$ 272	$ 281,967	$ 651,214	$ 933,633
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

NOTE 2.     LONG-TERM BANK DEBT AND OTHER LONG-TERM                OBLIGATIONS

In March 1998, the Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000. The Credit Agreement includes term loans consisting of Tranche A of $735,000,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330,000,000 bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at September 24, 2000, ranged from 5.9% to 8.3%.

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

Long-term bank debt consisted of (in thousands):

	September 24,	December 26,
	2000	1999
Credit Agreement:
Term loans	$ 695,000	$ 788,000
Revolving credit line	116,000	110,000
Total indebtedness	811,000	898,000
Less current portion	(18,898)	(19,834)
Long-term indebtedness	$ 792,102	$ 878,166

Item 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS              OF OPERATIONS AND FINANCIAL CONDITION

Recent Events and Trends

In the first quarter of 2000, the Company reported lower newsprint costs than 1999. However, newsprint prices began to rise with an October 1999 newsprint price increase, followed by April and September 2000 increases. Hence, the newspaper industry is now paying higher prices per ton than last year. Higher newsprint pricing will result in higher costs to the Company, which are expected to be at least partially offset with greater advertising revenue growth, but are expected to have a negative impact on operating income.

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

Third Quarter 2000 Compared To 1999

The Company reported net income of $21.6 million or 48 cents per share, up 6.0% over the 1999 quarterly earnings of $20.4 million or 45 cents per share. Much of the earnings growth reflects improved advertising revenue growth, particularly at the Company's California and Carolinas' newspapers.

Revenues

Revenues in the third quarter of 2000 were $279.2 million, up 3.7% from 1999 with advertising revenues up 4.7% to $227.1 million and circulation revenues down 1.3% to $42.7 million.

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

Operating Revenues by Region:

(In thousands)

	2000	1999	% Change

Minnesota newspaper	$ 97,813	$ 97,378	0.4
California newspapers	92,648	86,031	7.7
Carolinas newspapers	45,765	43,890	4.3
Northwest newspapers	39,944	39,546	1.0
Non-newspaper operations	3,012	2,424	24.3
	$ 279,182	$ 269,269	3.7

Minnesota - The Star Tribune generated about 35% of the Company's total third quarter revenues. Advertising revenues and total revenues were up 1.0%. While retail advertising was soft - particularly in the grocery category - classified advertising improved over 1999. Retail advertising revenues were up 1.2% in the quarter; national revenues were flat, and classified revenues grew 2.8%.

California - The Company's California newspapers - The Sacramento Bee, The Fresno Bee and The Modesto Bee - generated about 33% of third quarter revenues with advertising revenues up 9.3% and total revenues up 7.7%. Advertising revenues were strong across all categories and at all three Bee newspapers. By category: retail was up 6.2%, national up 17.2% and classified was up a strong 9.1%.

Carolinas - The Carolinas reported about 16% of the Company's third quarter revenues. Led by The (Raleigh) News and Observer, advertising revenues were up 5.1% at the daily newspapers and total revenues in the region were up 4.3%. Total revenues were lower in this region due primarily to slower growth at the Company's ten non-daily Carolinas newspapers compared to the daily newspapers. Advertising revenues at the dailies were strong in retail, up 5.7%, and classified up 4.0%. National advertising, a small category in this region, was down 19.1%.

The Northwest - The Northwest newspapers generated about 14% of the Company's third quarter revenues. Advertising revenues were up 2.7% and total revenues were up 1.0%. This region was the Company's fastest growing in terms of revenues in 1999 so, with tougher comparisons and some retail consolidation, revenue growth has slowed in the Northwest in 2000, particularly in retail advertising. Retail was down 4.3%, national was up 7.0% and classified grew 9.1%.

Non-Newspaper Operations - Revenues primarily reflect those at The Newspaper Network (TNN), the Company's national sales and marketing subsidiary, where revenues increased 21.3%; and Nando Media, the Company's national online publishing operation, where revenues grew 61.5%.

Operating Expenses:

Total operating expenses were up 3.7% from third quarter 1999. Newsprint expense was up 18.8%, mostly due to price increases as newsprint usage was up only nominally in the quarter. Compensation was up 0.4% and all other non-newsprint expenses were up 2.1% .

Non-Operating Expenses - Income - Net:

Interest expense was $16.0 million, about even with the 1999 quarter. The Company's debt was down substantially, but higher interest rates in 2000 had an offsetting effect on the Company's debt service costs. The Company recorded a loss of $120,000 as its portion of the results from the Ponderay Newsprint Mill Company, down from losses of $350,000 in the 1999 quarter.

Income Taxes:

The Company's effective income tax rate is 48.3% versus 48.6% in 1999 and primarily reflects higher income before tax relative to a set amount of non-deductible expenses in each year.

NINE-MONTH COMPARISONS

Earnings in the nine-month period ending September 24, 2000 were $62.2 million or $1.38 per share, up 11.1% from 1999 earnings of $56.0 million or $1.25 cents per share. Generally, the same factors that drove the third quarter results also affected the nine-month period, with notable differences discussed below.

Revenues:

Total revenues were $832.1 million in the first nine months of 2000, up 3.8% from 1999. Advertising revenues rose 4.8% to $674.0 million and circulation revenues declined 1.2% to $129.9 million.

Operating Revenues By Region (dollars in thousands):

	2000	1999	% Change

Minnesota newspaper	$ 295,448	$ 293,264	0.7
California newspapers	270,837	252,133	7.4
Carolinas newspapers	138,865	131,427	5.7
Northwest newspapers	118,290	117,195	0.9
Non-newspaper operations	8,685	7,260	19.6
	$ 832,125	$ 801,279	3.8

Minnesota and Northwest newspapers - The (Minneapolis, MN) Star Tribune and Northwest newspapers contributed 35.5% and 14.2% of total revenues respectively. Advertising revenues in these regions were particularly strong in the national advertising category in the first quarter of 1999. These tougher comparisons, coupled with some retailer consolidations in each region, slowed their advertising revenue growth for the nine-month period. Advertising revenues grew 1.2% to $240.5 million at the Star Tribune and was up 2.6% to $88.0 million at the Northwest daily newspapers.

California and Carolinas Newspapers - The Company's newspapers in California (32.5% of total revenues) and the Carolinas (16.7% of total revenues) had healthy revenue growth in the first nine months of 2000. Advertising revenues at the daily newspapers increased 8.9% to $226.0 million in California and 7.3% to $108.8 million in the Carolinas, and were healthy in all advertising categories

Non-Newspaper Operations - Revenues increased 19.6%, with good growth at TNN and Nando Media.

Operating Expenses:

Total operating expenses increased 3.2%. Compensation costs increased 2.4%, primarily reflecting salary increases ranging from 2.0% to 4.0%, offset somewhat by lower retirement costs. Newsprint and supplements expense increased 4.5%, mostly due to higher newsprint prices beginning in the second quarter. All other operating expenses increased 3.5% reflecting investments in product and promotion.

Non-Operating (Expense) Income - Net:

Interest expense was about flat with 1999 as the impact of debt repayment was largely offset by higher interest rates. The Company recorded a $680,000 loss as its share of The Ponderay Newsprint Mill's results versus a $490,000 loss in 1999.

Income Taxes:

The Company's effective income tax rate was 48.3% as discussed in the third quarter comparisons above.

Liquidity & Capital Resources

Operations generated $123.4 million through September 24, 2000. Cash was used primarily to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be approximately $50.0 million in 2000.

In March 1998, the Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000. The Credit Agreement includes term loans consisting of Tranche A of $735,000,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330,000,000 bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at September 24, 2000, ranged from 5.9% to 8.3%.

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

The Company has outstanding letters of credit totaling $11.6 million securing estimated obligations stemming from workers' compensation claims, and other contingent claims. The Company had $72.4 million of available credit under its Credit Agreement at

September 24, 2000.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings - None
Item 2.	Changes in Securities - None
Item 3.	Default Upon Senior Securities - None
Item 4	Submission of Matters to a Vote of Security Holders - None

Financial Data Schedule for the nine-months ended September 24, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

The McClatchy Company

Registrant

Date: November 7, 2000	/s/ Doretha J. Christoph Doretha J. Christoph Vice President, Finance and Chief Financial Officer