Form 10-K405
period 2000-12-31
MCCLATCHY CO
filed 2001-03-30
CIK 1056087

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                 _____________

                                   FORM 10-K

(Mark One)
   x           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

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

                               _________________

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
               Title of each class                     on which registered
               -------------------                    ---------------------
         Class A Common Stock, par value             New York Stock Exchange
                 $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
                                            ---

         Aggregate market value of the Company's voting stock held by non-affiliates on March 19, 2001, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date: approximately $762,888,455. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

         Shares outstanding at March 19, 2001:
                    Class A Common Stock - 18,156,566 shares
                    Class B Common Stock - 27,199,955 shares

         Documents incorporated by reference:
         Definitive Proxy Statement for the Company's May 16, 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

================================================================================

                        INDEX TO THE McCLATCHY COMPANY
                                2000 FORM 10-K

Item No.                                                                                             Page
                                                                                                     ----
                                                    PART I

1.       Business.......................................................................................1
         Star Tribune Newspaper.........................................................................2
         California Newspapers..........................................................................3
         Carolinas Newspapers...........................................................................4
         Northwest Newspapers...........................................................................7
         Other Operations...............................................................................8
         Raw Materials..................................................................................9
         Competition....................................................................................9
         Employees - Labor..............................................................................9
2.       Properties....................................................................................10
3.       Legal Proceedings.............................................................................10
4.       Submission of Matters to a Vote of Security Holders...........................................11

                                                  PART II

5.       Market for the Registrant's Common Stock and Related Stockholder Matters......................11
6.       Selected Financial Data.......................................................................12
7.       Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................................13
7A.      Quantitative and Qualitative Disclosures About Market Risk....................................20
8.       Financial Statements and Supplementary Data...................................................21
9.       Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure.......................................................................42

                                                 PART III

10.      Directors and Executive Officers of the Registrant............................................42
11.      Executive Compensation........................................................................42
12.      Security Ownership of Certain Beneficial Owners and Management................................42
13.      Certain Relationships and Related Transactions................................................43

                                                  PART IV

14.      Exhibits, Financial Statement Schedules
             and Reports on Form 8-K...................................................................43

                                    PART I

ITEM 1.     BUSINESS

Overview

         The McClatchy Company, a Delaware corporation, is a successor in interest to McClatchy Newspapers, Inc., a Delaware corporation, and was created as a result of the Amended and Restated Agreement and Plan of Merger and Reorganization (the "merger"), dated as of February 13, 1998, between (among others) McClatchy Newspapers, Inc. and Cowles Media Company (nka, The Star Tribune Company), a Delaware corporation ("Cowles"). Pursuant to the merger agreement, McClatchy Newspapers, Inc. and Cowles each became wholly-owned subsidiaries of The McClatchy Company. All references to the "Company" herein include the predecessor in interest, McClatchy Newspapers, Inc. The Company owns and publishes 24 newspapers in four regions of the Country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). These newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 31, 2000, the Company had an average paid daily circulation of 1,377,870, Sunday circulation of 1,864,021 and non-daily circulation of 64,970.

         While newspaper publishing remains the Company's core business, it is supplemented by a growing array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites and regional online portals in each of its 11 daily newspaper markets offering readers information, comprehensive news, advertising, e-commerce and other services.

         Each of the Company's newspapers is semiautonomous in its business and editorial operations so as to meet most effectively the needs of the communities it serves. Publishers and editors of the newspapers make the day-to-day decisions and within limits are responsible for their own budgeting and planning. Policies on such matters as the amount and type of capital expenditures, key personnel changes, and strategic planning and operating budgets, including wage and pricing matters, are approved or established by the Company's senior management or Board of Directors.

         The Company's overall strategy is to concentrate on developing its newspapers and related businesses. Each of its eleven daily newspapers has the largest circulation of any newspaper servicing its particular metropolitan area. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 81% of consolidated revenues in 2000 and 80% of consolidated revenues in 1999. Circulation revenues approximated 15% of consolidated revenues in 2000 and 16% of consolidated revenues in 1999.

         The Company's newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the Easter holiday and spring advertising season, and Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits.

         Other businesses owned by the Company include Nando Media, the Company's national online publishing operation, and The Newspaper Network (TNN), a national sales and marketing company. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in Washington State.

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

Star Tribune

         The Star Tribune is the Company's largest newspaper, contributing 35.3% of 2000 revenues compared to 36.4% of 1999 revenues. The Star Tribune's daily average paid circulation in 2000 increased 0.3% to 372,856 over the1999 average of 371,907, while Sunday average paid circulation was up 0.6% to 677,141 in 2000 from 673,438 in 1999. As of December 31, 2000, approximately 76% of the daily and 75% of Sunday circulation was home delivered.

         The Star Tribune's advertising volumes for the years ended December 31, 2000 and December 26, 1999 are set forth in the following table:

                                                                                         2000     1999
                                                                                         ----     ----
     Full Run advertising linage in thousands of six-column inches                      2,131    2,079

     Preprints distributed in millions                                                  1,008      954

         The Star Tribune's net revenues increased 1.8% to $402,907,000 over 1999 revenues.

California Newspapers

         The three "Bee" newspapers have formed the core of the Company's operations for many years and continue to have a significant influence on the civic, political, economic and cultural life of California's Central Valley. These newspapers are summarized below:

                                  2000 Circulation (1)
                           ------------------------------------
            Newspaper             Daily/Weekly          Sunday      2000 Revenues      1999 Revenues
            ---------             ------------          ------      -------------      -------------
   The Sacramento Bee                  293,610         355,898       $225,528,000       $207,311,000
   The Fresno Bee                      159,666         193,635         92,996,000         87,040,000
   The Modesto Bee                      84,903          91,503         53,047,000         48,908,000
   Clovis Independent                    6,217             n/a          1,834,000          1,623,000

   (1) Based on calendar year average paid daily circulation.

         The California newspapers produced approximately 32.7% of total Company revenues in 2000, compared to 31.7% in 1999. Revenues at the California newspapers increased 8.3% from 1999.

The Sacramento Bee

         The Sacramento Bee is a morning newspaper serving the California state capital and the surrounding metropolitan area. In 2000, The Sacramento Bee's average paid circulation increased 0.1% daily and 1.0% Sunday from 1999. As of December 31, 2000, approximately 87% of the daily, and 81% of the Sunday circulation was home delivered.

         The Sacramento Bee's advertising volumes for the years ended December 31, 2000 and December 26, 1999, are set forth in the following table:

                                                                                            2000         1999
                                                                                            ----         ----
     Full Run advertising linage in thousands of six-column inches                         2,514        2,425
     Preprints distributed in millions                                                       588          539

         Net revenues of The Sacramento Bee increased 8.8% from 1999 revenues.

The Fresno Bee

         The Fresno Bee is a morning newspaper serving the Fresno, California, metropolitan area. The Fresno Bee's average paid circulation increased 0.1% daily and was down 0.2% on Sunday versus 1999. As of December 31, 2000, approximately 90% of The Fresno Bee's daily and 85% of the Sunday circulation was home delivered.

         The Fresno Bee's advertising volumes for the years ended December 31, 2000 and December 26, 1999 are set forth in the following table:

                                                                               2000          1999
                                                                               ----          ----
     Full Run advertising linage in thousands of six-column inches            1,303         1,357
     Preprints distributed in millions                                          276           247

         Net revenues of The Fresno Bee increased 6.8% from 1999.

The Modesto Bee

         The Modesto Bee is a morning newspaper that serves the Modesto, California, metropolitan area, located between Sacramento and Fresno. The Modesto Bee's average paid circulation increased 0.3% daily and declined nominally Sunday versus 1999. As of December 31, 2000, approximately 87% of the daily and 85% of the Sunday circulation was home delivered.

         The Modesto Bee's advertising volumes for the years ended December 31, 2000 and December 26, 1999, are set forth in the following table:

                                                                               2000          1999
                                                                               ----          ----
     Full Run advertising linage in thousands of six-column inches            1,169         1,108
     Preprints distributed in millions                                          143           132

         Net revenues of The Modesto Bee increased 8.5% from 1999.

         The Clovis Independent is a weekly newspaper that circulates in Clovis, CA, a community east of Fresno.

Carolinas Newspapers

         The Carolinas newspapers include The News & Observer, the second largest newspaper in North Carolina, and three daily newspapers in South Carolina. The Company also operates ten non-daily newspapers in North and South Carolina strategically located near its daily newspapers.

         The Carolinas newspapers are summarized below:

                                                 2000 Circulation (1)
                                           ---------------------------------
                Newspaper                     Daily/Weekly           Sunday            2000 Revenues        1999 Revenues
                ---------                     ------------           ------            -------------        -------------
The News & Observer (Raleigh)                      167,298          208,876             $144,165,000        $ 135,520,000
The Herald (Rock Hill) (2)                          31,066           32,913               14,492,000           13,830,000
The Island Packet (Hilton Head)                     16,454           17,968               13,971,000           11,825,000
The Beaufort Gazette                                11,553           11,050                6,278,000            5,891,000
Non-daily newspapers (2)                            42,912              n/a               10,324,000           10,568,000

  (1) Based on calendar year average paid circulation.
  (2) Four South Carolina non-daily newspapers' revenues are consolidated with revenues of The (Rock Hill) Herald.

         The Carolinas newspapers produced 16.6% of total Company revenues in 2000 versus 16.3% reported in 1999.

The News & Observer

         The News & Observer, the Company's third largest newspaper, is a morning daily serving North Carolina's state capital, Raleigh, and the thriving Research Triangle which includes Raleigh, Durham and Chapel Hill, North Carolina.

         The News & Observer's average paid circulation in 2000 increased approximately 1.3% daily and 0.2% Sunday over calendar year 1999. As of December 31, 2000 approximately 80% of the daily and 77% of the Sunday circulation was home delivered.

         The News & Observer's advertising volumes for the years ended December 31, 2000 and December 26, 1999, are set forth in the following table:

                                                                                 2000           1999
                                                                                 ----           ----
     Full Run advertising linage in thousands of six-column inches              2,115          2,054
     Preprints distributed in millions                                            308            285

         The News & Observer's revenues for 2000 increased 6.4% over 1999.

The Herald

         The Herald is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is a community approximately 25 miles southwest of Charlotte, North Carolina. In 2000, The Herald's average paid circulation decreased 0.2% daily and increased 0.1% on Sunday from 1999.

         The Herald's main competitor is a zoned edition of the Charlotte Observer, whose circulation in The Herald's primary circulation area is estimated to be approximately a third of The Herald's circulation. As of December 31, 2000, approximately 81% of the daily and 78% of the Sunday circulation was home delivered.

         Advertising volumes for the years ended December 31, 2000 and December 26, 1999, were as follows:

                                                                                       2000         1999
                                                                                       ----         ----
     Full Run advertising linage in thousands of six-column inches                      866          861
     Preprints distributed in millions                                                   47           44

         Net revenues of The Herald increased 4.8% over 1999.

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

         The average paid circulation increased 2.3% daily and declined 0.3% Sunday at The Island Packet, and was up 0.2% daily and declined 0.4% Sunday at The Gazette.

         As of December 31, 2000, approximately 60% of the daily and Sunday circulation of The Packet was home delivered. Comparable amounts for The Gazette were 64% daily and 68% Sunday.

         Advertising volumes for the years ended December 31, 2000, and December 26, 1999 for the newspapers were:

                                                                                                2000         1999
                                                                                                ----         ----
     Packet Full Run advertising linage in thousands of  six-column inches                       854          747
     Packet Preprints distributed in millions                                                     17           12
     Gazette Full Run advertising linage in thousands of  six-column inches                      427          411
     Gazette Preprints distributed in millions                                                    16           14

        Net revenues of The Packet increased 18.1% over 1999, while The Gazette's net revenues were up 6.6%.

Carolinas Non-daily Newspapers

         The South Carolina non-daily newspapers include the Clover Herald, the Yorkville Enquirer, the Lake Wylie Magazine and the Fort Mill Times, and serve small communities in Chester and York counties.

         The North Carolina non-dailies are newspapers that serve small communities generally surrounding Raleigh. They are (paid circulation in parenthesis): Chapel Hill News (21,000 primarily free distribution, 900 paid circulation); Cary News (11,800); Zebulon Record, Wendall Clarion and Knightdale Times (5,800); and Smithfield Herald (14,900).

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

                               2000 Circulation (1)
                            ---------------------------
           Newspaper          Daily/Weekly      Sunday    2000 Revenues   1999 Revenues
           ---------          ------------      ------    -------------   -------------
The News Tribune (Tacoma)          128,660     145,519      $83,435,000    $ 79,155,000
Anchorage Daily News                70,809      85,105       54,998,000      55,350,000
Tri-City Herald                     40,996      44,414       21,380,000      20,830,000
Non-daily newspapers                15,842         n/a        4,143,000       3,829,000

(1)  Based on calendar year average paid circulation.

         The Company's northwest newspapers produced approximately 14.4% of the Company's total revenues in 2000 versus 14.6% in 1999. Revenues at the Northwest newspapers increased 3.0% over 1999.

The News Tribune

         The News Tribune, a morning newspaper, primarily serves the Tacoma, Washington, metropolitan area in Pierce and South King Counties. It is the third largest newspaper in the state. In 2000, the average paid circulation of The News Tribune increased 0.2% daily and 0.1% Sunday versus 1999.

         Tacoma is approximately 30 miles south of Seattle. The News Tribune competes in the northernmost fringes of its market with the major Seattle daily newspapers. As of December 31, 2000, approximately 85% of the daily and 84% of the Sunday circulation was home delivered.

         The News Tribune's advertising volumes for the years ended December 31, 2000 and December 26, 1999 are set forth in the following table:


                                                                                 2000        1999
                                                                                 ----        ----
         Full Run advertising linage in thousands of six-column inches           1,491       1,387
         Preprints distributed in millions                                         222         221

         Net revenues of The News Tribune increased 5.4% from 1999.

Anchorage Daily News

         The Anchorage Daily News, a morning newspaper, is Alaska's largest newspaper. The Anchorage Daily News circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprised of metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

         The Daily News' average paid daily circulation declined 1.7% in 2000, while Sunday circulation declined 2.2%. As of December 31, 2000, approximately 70% of the daily and 65% of the Sunday circulation was home delivered.

         Comparative amounts of volumes for the years ended December 31, 2000 and December 26, 1999, are set forth in the following table:

                                                                                       2000          1999
                                                                                       ----          ----
         Full Run advertising linage in thousands of six-column inches                1,042          1,087
         Preprints distributed in millions                                               89             89

        Net revenues of the Anchorage Daily News declined 0.6% from 1999.

Tri-City Herald

         The Tri-City Herald is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. The Tri-Cities economy has benefited by the Department of Energy's efforts to clean up nuclear waste at nearby Hanford Nuclear reservation.

         The Tri-City Herald's average paid circulation has increased 0.6% daily, and 0.3% Sunday from 1999. As of December 31, 2000, approximately 91% of the daily and 88% of the Sunday circulation was home delivered.

         The Tri-City Herald's advertising volumes for the years ended December 31, 2000 and December 26, 1999, are set forth in the following table:

                                                                                          2000         1999
                                                                                          ----         ----
           Full Run advertising linage in thousands of six-column inches                   796          786
           Preprints distributed in millions                                                85           74

         Net revenues of the Tri-City Herald increased 2.6% over 1999.

Northwestern Non-daily Newspapers

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

         The Company's rapidly expanding Internet activities have produced robust local websites and regional internet portals at each of our 11 daily newspaper markets. These efforts are supported by Nando Media, the Company's interactive media operation which has two primary roles: First, Nando Media serves as a technology partner to McClatchy and to other newspapers, providing hosting, programming, and customized news services. Second, as a stand-alone Internet publisher, it generates revenues based on audience on its websites, Nando Times and Nando Sports Server.

         Revenues for all other operations, primarily TNN and Nando Media, were $12.6 million, up 22.3% from 1999 and represent 1.1% of total revenues in 2000 versus 0.9% in 1999.

Raw Materials

         In 2000, the Company consumed approximately 274,500 metric tons of newsprint compared to 267,000 metric tons in 1999. The Company currently obtains its supply of newsprint from a number of suppliers under long-term contracts.

         Newsprint and supplement expense accounted for approximately 18.6% of operating expenses in 2000 compared to 17.7% in 1999. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated needs. Significant increases in the price of newsprint would adversely affect the operating results of the Company to the extent that it was not offset by advertising and circulation volume and/or rate increases.

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

Competition

         The Company's newspaper and Internet sites compete for advertising revenues and readers' time with television, radio, the Internet and other computer services, direct mail programs, free shoppers, suburban neighborhood and national newspapers and other publications, and billboard companies. Competition for advertising is based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation is generally based upon the content, journalistic quality and price of the newspaper. In some of its markets, the Company's newspapers also compete with other newspapers published in nearby cities and towns. The Company's major daily newspapers are well ahead of their newspaper competitors in both advertising linage and general circulation in all of their markets, and its Internet sites are the leading local sites in all but one of its 11 daily newspaper markets, based upon various independent and Company research.

Employees - Labor

         As of December 31, 2000, the Company had 9,939 full and part-time employees, of whom approximately 24.6% were represented by unions. Most of the Company's union represented employees are currently working under labor agreements expiring in various years.

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

ITEM 2.     PROPERTIES

         The corporate headquarters of the Company are located at 2100 "Q" Street, Sacramento, California. The general character, location and approximate size of the principal physical properties used by the Company at December 31, 2000, are set forth below.

                                                                                Approximate Area
                                                                                 in Square Feet
                                                                                 --------------
                                                                             Owned              Leased
                                                                             -----              ------
         Printing plants, business and editorial offices and
         warehouse space located in:
         Minneapolis, Minnesota (greater Minneapolis area)                   931,075             331,721
         Sacramento, California (greater Sacramento area)                    698,914             179,665
         Fresno, California                                                  406,000              44,248
         Tacoma, Washington                                                  319,599              22,307
         Raleigh, North Carolina                                             212,700              54,791
         Modesto, California                                                 148,816              18,928
         Garner, North Carolina                                              131,500
         Anchorage, Alaska                                                   129,926
         Kennewick, Washington                                                98,081
         Rock Hill, South Carolina                                            49,000               5,194
         Beaufort, South Carolina                                             16,500
         Gig Harbor, Washington                                               13,200               5,401
         Chapel Hill, North Carolina                                          23,084
         Hilton Head, South Carolina                                          30,000               1,640
         Puyallup, Washington                                                  6,500              13,875
         Durham, North Carolina                                                                   16,715
         Other                                                                13,949              87,400

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                 Not Applicable.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

         The McClatchy Company's Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol - MNI). A small amount of Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company's Class B Stock is not publicly traded. The following table lists dividends paid on Common Stock and the prices of the Company's Class A Common Stock as reported by these exchanges for 2000 and 1999:

                          2000                                     1999
               ---------------------------------  -----------------------------------
                  High       Low      Dividends       High         Low     Dividends
                  ----       ---      ---------       ----         ---     ---------
1st Quarter     $  45.13   $  31.00    $  0.10      $  35.38    $  29.00    $  0.095
2nd Quarter     $  36.00   $  28.75    $  0.10      $  38.75    $  30.50    $  0.095
3rd Quarter     $  36.69   $  31.25    $  0.10      $  37.75    $  33.38    $  0.095
4th Quarter     $  43.06   $  33.75    $  0.10      $  43.75    $  35.38    $  0.095

         The Company's Board of Directors does not anticipate reducing the present level of quarterly dividend payments. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company's future earnings, financial condition and requirements, and other factors considered relevant by the Board.

         The number of record holders of Class A and Class B Common Stock at March 19, 2001 was 2,022 and 23, respectively.

ITEM 6.     SELECTED FINANCIAL DATA

                          FIVE-YEAR FINANCIAL SUMMARY
               (Dollars in thousands, except per share amounts)

                                                December 31,    December 26,    December 27,            December 31,
                                                                                                ----------------------------
                                                    2000            1999             1998           1997           1996
                                                ------------    -------------   ------------    ------------   -------------
CONSOLIDATED INCOME STATEMENT DATA:

REVENUES - NET:
     Advertising                                $    926,745    $     875,299   $    756,052    $    504,745   $     484,460
     Circulation                                     175,429          175,638        162,433         107,298         108,317
     Other                                            39,950           37,010         50,166          29,907          31,456
                                                ------------    -------------   ------------    ------------   -------------
          Total                                    1,142,124        1,087,947        968,651         641,950         624,233

OPERATING EXPENSES:
     Depreciation and amortization                   109,487          106,884         93,786          53,269          52,954
     Other costs and expenses                        798,807          756,364        694,007         472,195         490,224
                                                ------------    -------------   ------------    ------------   -------------
          Total                                      908,294          863,248        787,793         525,464         543,178
                                                ------------    -------------   ------------    ------------   -------------

OPERATING INCOME                                     233,830          224,699        180,858         116,486          81,055
Partnership (losses)  income                             (60)            (850)         1,450            (500)          3,024
Other non-operating (expenses)  income               (62,750)         (63,588)       (60,205)          1,005         (10,344)
                                                ------------    -------------   ------------    ------------   -------------

INCOME BEFORE INCOME TAX PROVISION                   171,020          160,261        122,103         116,991          73,735
Income tax provision                                  82,090           77,729         61,052          47,759          31,629
                                                ------------    -------------   ------------    ------------   -------------
NET INCOME                                      $     88,930    $      82,532   $     61,051    $     69,232   $      42,106
                                                ============    =============   ============    ============   =============

EARNINGS PER COMMON SHARE:
     Basic                                      $       1.97    $        1.84   $       1.41    $       1.82   $        1.12
                                                ============    =============   ============    ============   =============
     Diluted                                    $       1.97    $        1.83   $       1.41    $       1.81   $        1.11
                                                ============    =============   ============    ============   =============

DIVIDENDS PER COMMON SHARE                      $      0.400    $       0.380   $      0.380    $      0.380   $       0.323
                                                ============    =============   ============    ============   =============

CONSOLIDATED BALANCE SHEET DATA:

     Total assets                               $  2,165,658      $ 2,204,028      $2,248,430       $857,798       $ 878,952
     Long-term bank debt                             778,102          878,166       1,004,000         94,000         190,000
     Stockholders' equity                            958,851          879,666         807,005        567,055         505,067

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS AND TRENDS

         Newsprint prices began to rise with an October 1999 newsprint price increase, followed by April and September 2000 increases. Hence, the newspaper industry is now paying higher prices per ton than last year. Higher newsprint pricing will result in higher costs to the Company in 2001, which are expected to be at least partially offset with advertising revenue growth.

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

                  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. This accounting bulletin, as amended in June 2000, is effective for the Company beginning the fourth quarter of the Company's fiscal year beginning December 27, 1999. The adoption of SAB 101 had no material impact on its financial statements.

         During 1998, the FASB issued SFAS 133 (Accounting for Derivative Instruments and Hedging Activities) which requires that all derivatives be carried at fair value on the balance sheet. This statement will become effective in the Company's fiscal year 2001. The adoption of this statement is not expected to materially impact the Company's financial results. See note 10 to the consolidated financial statements.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

         The Company's fiscal year included 53 weeks in 2000 versus 52 weeks in 1999, increasing revenues and expenses, but having no material effect on net income. Net income in 2000 was a record $88.9 million or $1.97 per share, up 7.8% from 1999 earnings of $82.5 million or $1.83 per share. Higher advertising revenues, primarily from the California and Carolinas regions, more than offset higher newsprint prices resulting in earnings growth.

         Revenues in fiscal year 2000 increased 5.0% to $1.14 billion with advertising revenues up 5.9% to $926.7 million and circulation revenues down 0.1% to $175.4 million. Excluding the 53rd week in 2000, total revenues were up an estimated 3.3% with advertising revenues up about 4.2% and circulation revenues down approximately 2.1%.

         Advertising revenue growth reflects a mix of rate increases and volume growth. The decline in circulation revenues largely reflects two actions. Many newspapers lowered the wholesale price of the newspaper to carriers to increase their earnings and improve carrier retention. Secondly, The Sacramento Bee converted from employee delivery to contract carrier delivery in its outlying regions with the effect of saving compensation, while lowering circulation revenues.

   Operating Revenues (in thousands):

                                  2,000            1999          % Change
                             ---------------  ---------------  ------------
Minnesota newspaper           $    402,907     $    395,943         1.8
California newspapers              373,405          344,882         8.3
Carolinas newspapers               189,230          177,634         6.5
Northwest newspapers               163,956          159,164         3.0
Non-newspaper operations            12,626           10,324        22.3
                             ---------------  ---------------

                              $  1,142,124     $  1,087,947         5.0
                             ===============  ===============

         Minnesota - The Star Tribune generated about 35% of the Company's revenues. Total revenues at the Star Tribune were up l.8%, while advertising revenues totaled $327.8 million, up 2.2% from 1999. Much of the Star Tribune's retail advertising was soft throughout 2000, particularly in the grocery category. However, retail preprint revenues grew 10.4% resulting in an overall increase of 1.5% in total retail advertising. National revenues increased 8.2% over 1999 and classified revenues were up 2.0%. Excluding the 53rd week in 2000, total revenues increased approximately 0.2% and advertising revenues were up about 0.8%.

         California - The Company's California newspapers - The Sacramento Bee, The Fresno Bee and The Modesto Bee - generated about 33% of the Company's revenues, posting the strongest revenue gain of any region. Total revenues at the California newspapers were up 8.3% and advertising revenues increased 9.8%. Advertising revenue growth was strong in all categories: retail up 7.4%, classified up 9.7% and national up 17.3%. Total revenue growth was slowed by a decline in circulation revenues of

1.1%, primarily reflecting the reasons discussed above. Excluding the 53rd week from 2000, total revenues and advertising revenues increased an estimated 6.5% and 8.1%, respectively.

         Carolinas - The Carolinas newspapers' revenues represents about 17% of the Company's revenues and were up 6.5%. Advertising revenues at the daily newspapers in the region totaled $148.2 million, up 7.6%. Like the California region, advertising revenues were strong across all categories: retail up 8.0%, classified up 5.6% and national up 6.6%. Excluding the 53rd week in 2000, total revenues were up about 5.0% and advertising revenues grew approximately 6.1%.

         The Northwest - The Northwest newspapers generated about 14% of total Company revenues. Total revenues increased 3.0% and advertising revenues grew 4.7%. Advertising revenue growth was led by classified which was up 7.3% over 1999, while retail and national were each up 1.8%. Excluding the 53rd week, total revenues were up about 1.1% and advertising was up approximately 3.2%. These slower rates of growth reflect tougher comparisons to 1999 when this was the Company's fastest growing region in terms of advertising revenues.

         Non-Newspaper Operations - Revenues primarily reflect those at The Newspaper Network (TNN), the Company's national sales and marketing subsidiary, where revenues increased 19.5%, and Nando Media, the Company's national online publishing operation, where revenues grew 52.1%. Excluding the 53rd week, revenues at these operations grew approximately 20.1%.

OPERATING EXPENSES:

         Total operating expenses increased 5.2% over 1999 and were up approximately 3.4% excluding the 53rd week. The largest increase in operating costs were in newsprint and supplements, up 10.7% (up approximately 8.7% on a 52-week comparable basis). Most of this increase was attributable to the newsprint price increases discussed above. Newsprint usage increased 2.8% over 1999, and was up an estimated 1.0% on a 52-week comparable basis. Excluding newsprint, total operating expenses increased 4.3% (about 2.5% on 52-week basis) led by compensation costs and costs associated with new products.

NON-OPERATING (EXPENSES) INCOME - NET:

         Interest expense declined 1.6% to $64.7 million. The Company's debt was down substantially in 2000 (see Liquidity and Capital Resources discussion below), but higher interest rates had an offsetting impact on the Company's debt service costs. The Company's share of losses from the Ponderay Newsprint Company (Ponderay) was down $790,000 from 1999 due primarily to higher newsprint prices.

INCOME TAXES:

         The Company's effective tax rate was 48.0% in 2000, down from the 1999 rate of 48.5%, due to income before taxes growing relative to a set amount of non-deductible expenses.

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

OPERATING REVENUES (in thousands):

                                1999          1998         % Change
                          -------------- -------------- -------------
Minnesota newspaper        $   395,943    $   305,905         NM
California newspapers          344,882        325,566        5.9
Carolinas newspapers           177,634        174,690        1.7
Northwest newspapers           159,164        150,655        5.6
Non-newspaper operations        10,324         11,835      (12.8)

                          -------------- --------------
                           $ 1,087,947    $   968,651         NM
                          ============== ==============

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

         California - The California newspapers - primarily The Sacramento Bee, The Fresno Bee, and The Modesto Bee - contributed 31.7% of the Company's revenues. Total revenues increased 5.0% from pro forma 1998 to $344.9 million with advertising revenues up 6.0% to $285.2 million at the California dailies. Circulation revenues declined 1.8% to $54.6 million reflecting no rate increases, increased discounting and higher payments to contract carriers.

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

         Non-Newspaper Operations - Non-newspaper revenues were affected by the sale of The McClatchy Printing Company and Benson Printing Company, both commercial printing operations, in late 1998. On a pro forma basis, non-newspaper revenues increased 33.0% to $10.3 million, reflecting growth at TNN and Nando Media.

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

NON-OPERATING (EXPENSES) INCOME - NET:

         Interest expense increased 4.7% to $65.7 million. The Company incurred most of its debt on March 19, 1998 (closing date of the Cowles merger) paying interest for roughly three-quarters of 1998 versus 12 months in 1999. However, the full year interest burden in 1999 was lessened by the repayment of $106.0 million of principal throughout the year and lower average interest rates in 1999. The Company's share of losses from its joint venture in the Ponderay was $850,000 versus income of $1.5 million in 1998.

INCOME TAXES:

         The Company's effective tax rate was 48.5% in 1999, down from a 50.0% rate in 1998. The Company's effective tax rate declined as income before taxes increased relative to a set amount of non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $10.7 million at December 31, 2000 versus $1.2 million at the end of 1999. See notes 2 and 3 to the consolidated financial statements (and below) for a discussion of the impact of the acquisition of the Star Tribune on the Company's liquidity and capital resources.

         The Company generated $182.4 million of cash from operating activities in 2000 and has generated an aggregate of $480.6 million over the last three years. During 1998, the Company received $184.3 million in proceeds from the sale of businesses and assets, and $1.25 billion in proceeds from long-term debt (discussed below). The major uses of cash over the three-year period have been to consummate the Star Tribune acquisition ($1.1 billion), to purchase property, plant and equipment (see below), and to repay debt. Cash has also been used to pay dividends. The Company repaid $119.0 million of bank debt in 2000 and has repaid $521.4 million over the last three years. The Company paid

$18.1 million in dividends in 2000, while proceeds from issuing Class A stock under employee stock plans totaled $7.3 million. See the Company's Statement of Cash Flows on page 26.

         The Company expended a total of $45.7 million in 2000 for capital projects and equipment to improve productivity and keep pace with growth and new technology. Capital expenditures over the last three years have totaled $130.5 million and planned expenditures in 2001 are estimated to be approximately $47.0 million at existing operations.

         See notes 1 and 8 to the consolidated financial statements for a discussion of the Company's commitments to Ponderay.

         A syndicate of banks and financial institutions provided the debt financing of the Cowles merger under a Bank Credit Agreement (Credit Agreement). The Credit Agreement consists of the following: term loan consisting of Tranche A of $735 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 62.5 basis points and is payable through 2005; Tranche B of $330 million bearing interest at LIBOR plus 150 basis points and is payable through 2008; and a revolving credit line of up to $200 million bearing interest at LIBOR plus 62.5 basis points and is payable through 2005. The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty. The Company has continued to accelerate payments on this debt as cash generation allows.

         The definitive terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

         While the Company expects that most of its free cash flow generated from operations in 2001 and in the foreseeable future will be used to repay debt, management is of the opinion that operating cash flow and its credit facilities as described above are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

         The Company had $78.4 million of available credit under its current bank credit agreement at December 31, 2000.

RISK FACTORS

         Forward Looking Information - We have made "forward-looking statements" in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of McClatchy. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions; increases in newsprint prices and/or printing and distribution costs over anticipated levels; increases in interest rates; competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; an economic downturn in the economies of Minnesota, California's Central Valley, the Carolinas, Washington State and Alaska; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control. Consequently, there can be no assurance that the actual results or developments we anticipate will be realized or that these results or developments will have the expected consequences.

         Substantial Leverage; Negative Net Tangible Assets; Liquidity. On March 19, 1998, we completed a reorganization (the "Reorganization") pursuant to which we implemented a holding company structure and also acquired the Star Tribune by way of a merger with Cowles Media Company (the "Cowles Merger"). To finance the Reorganization, we borrowed enough cash to fund payment of the cash due to Cowles stockholders, pay the fees and expenses incurred in connection with the Reorganization and refinance debt assumed from Cowles and pre-existing debt of McClatchy. As of December 31, 2000, we had $778.1 million of long-term debt. Furthermore, because $1.2 billion of the purchase price of the Cowles Merger was allocated to intangible assets, such as goodwill, we now have negative net tangible assets. Our net tangible assets as of December 31, 2000, were ($436.4) million.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements to help maintain the overall interest rate parameters set by management. None of these agreements were entered into for trading purposes. (See notes 3 and 10 to the consolidated financial statements.) As a result of this interest rate mix, a hypothetical 10 percent change in interest rates would have a $0.03 to $0.05 per share increase or decrease in the Company's results of operations. It would also impact the fair values of its market risk sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.

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

                         INDEPENDENT AUDITORS' REPORT

The McClatchy Company:

         We have audited the accompanying consolidated balance sheets of The McClatchy Company and its subsidiaries as of December 31, 2000 and December 26, 1999, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The McClatchy Company and its subsidiaries at December 31, 2000 and December 26, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Sacramento, California
January 26, 2001

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)                                   Year Ended
                                                          ---------------------------------------------
                                                          December 31,     December 26,    December 27,
                                                              2000             1999           1998
                                                          -------------    -------------   ------------
REVENUES - NET
   Newspapers:
      Advertising                                         $     926,745    $     875,299   $    756,052
      Circulation                                               175,429          175,638        162,433
      Other                                                      27,324           26,686         38,331
                                                          -------------    -------------   ------------
                                                              1,129,498        1,077,623        956,816
   Non-newspapers                                                12,626           10,324         11,835
                                                          -------------    -------------   ------------
                                                              1,142,124        1,087,947        968,651
OPERATING EXPENSES
   Compensation                                                 426,175          410,636        365,760
   Newsprint and supplements                                    169,339          153,025        154,778
   Depreciation and amortization                                109,487          106,884         93,786
   Other operating expenses                                     203,293          192,703        173,469
                                                          -------------    -------------   ------------
                                                                908,294          863,248        787,793
                                                          -------------    -------------   ------------

OPERATING INCOME                                                233,830          224,699        180,858

NON-OPERATING (EXPENSES) INCOME
   Interest expense                                             (64,677)         (65,742)       (62,820)
   Investment income                                              1,058              699            651
   Partnership (loss) income                                        (60)            (850)         1,450
   (Loss) gain on sale of newspaper operations and
      other business operations/assets                                -                -           (111)
   Other - net                                                      869            1,455          2,075
                                                          -------------    -------------   ------------
                                                                (62,810)         (64,438)       (58,755)
                                                          -------------    -------------   ------------

INCOME BEFORE INCOME TAX PROVISION                              171,020          160,261        122,103
INCOME TAX PROVISION                                             82,090           77,729         61,052
                                                          -------------    -------------   ------------
NET INCOME                                                       88,930    $      82,532   $     61,051
                                                          =============    =============   ============
NET INCOME PER COMMON SHARE:
   Basic                                                  $        1.97    $        1.84   $       1.41
   Diluted                                                $        1.97    $        1.83   $       1.41

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                                         45,100           44,835         43,199
   Diluted                                                       45,243           45,015         43,349

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)                        December 31,       December 26,
                                                                2000               1999
                                                            ------------       ------------
ASSETS

CURRENT ASSETS
   Cash                                                     $     10,654       $      1,241
   Trade receivables (less allowances of $4,219
     in 2000 and $3,506 in 1999)                                 184,314            169,923
   Other receivables                                               2,252              3,616
   Newsprint, ink and other inventories                           16,355             14,776
   Deferred income taxes                                          15,815             16,399
   Other current assets                                            6,148              9,664
                                                            ------------       ------------
                                                                 235,538            215,619

PROPERTY, PLANT AND EQUIPMENT
   Buildings and improvements                                    211,864            212,785
   Equipment                                                     493,392            477,924
                                                            ------------       ------------
                                                                 705,256            690,709

   Less accumulated depreciation                                (351,135)          (318,591)
                                                            ------------       ------------
                                                                 354,121            372,118
   Land                                                           52,400             57,141
   Construction in progress                                       25,165             20,829
                                                            ------------       ------------
                                                                 431,686            450,088

INTANGIBLES - NET                                              1,395,265          1,452,079

OTHER ASSETS                                                     103,169             86,242
                                                            ------------       ------------

TOTAL ASSETS                                                $  2,165,658       $  2,204,028
                                                            ============       ============

See notes to consolidated financial statements

                                                           December 31,            December 26,
LIABILITIES AND STOCKHOLDERS' EQUITY                           2000                   1999
                                                       --------------------    --------------------
CURRENT LIABILITIES
   Current portion of bank debt                        $               898     $            19,834
   Accounts payable                                                100,313                  86,227
   Accrued compensation                                             58,327                  55,360
   Income taxes                                                      6,183                  11,947
   Unearned revenue                                                 35,201                  35,006
   Carrier deposits                                                  2,961                   3,456
   Other accrued liabilities                                        23,452                  21,624
                                                       --------------------    --------------------
                                                                   227,335                 233,454

LONG-TERM BANK DEBT                                                778,102                 878,166

OTHER LONG-TERM OBLIGATIONS                                         73,571                  80,040

DEFERRED INCOME TAXES                                              127,799                 132,702

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
  Common stock $.01 par value:
     Class A - authorized
        100,000,000 shares, issued 18,044,571 in 2000 and
        16,468,502 in 1999                                             180                     164
     Class B - authorized
        60,000,000 shares, issued 27,199,955 in 2000 and
        28,489,412 in 1999                                             272                     285
     Additional paid-in capital                                    284,998                 276,693
     Retained earnings                                             673,401                 602,524
                                                       --------------------    --------------------
                                                                   958,851                 879,666
                                                       --------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $         2,165,658     $         2,204,028
                                                       ====================    ====================

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)                                                                           Year Ended
                                                                   -----------------------------------------------------
                                                                      December 31,      December 26,      December 27,
                                                                          2000              1999              1998
                                                                   ----------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $      88,930     $      82,532     $       61,051
   Reconciliation to net cash provided:
     Depreciation and amortization                                        112,013           110,353             96,556
     Deferred income taxes                                                 (4,319)           (6,312)             3,607
     Partnership losses (income)                                               60               850             (1,450)
     Loss on sale of newspaper operations
          and other business operations/assets                                  -                 -                111
     Changes in certain assets and liabilities - net                      (15,732)          (23,951)           (25,646)
     Other                                                                  1,462               187                249
                                                                   ----------------- ----------------- -----------------

          Net cash provided by operating activities                       182,414           163,659            134,478


CASH FLOWS FROM INVESTING ACTIVITIES:
     Merger of Cowles Media Company                                             -                 -         (1,099,518)
     Purchases of property, plant and equipment                           (45,691)          (49,724)           (35,111)
     Sale of newspaper and other business operations                            -                 -            184,290
     Other - net                                                            2,464            (5,416)                 -
                                                                   ----------------- ----------------- -----------------

          Net cash used by investing activities                           (43,227)          (55,140)          (950,339)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                               -                 -          1,125,000
     Repayment of long-term debt                                         (119,000)         (106,000)          (296,370)
     Payment of cash dividends                                            (18,053)          (17,043)           (16,336)
     Other - principally stock issuances                                    7,279             6,115              4,546
                                                                   ----------------- ----------------- -----------------

          Net cash (used) provided by financing activities               (129,774)         (116,928)           816,840
                                                                   ----------------- ----------------- -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     9,413            (8,409)               979
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,241             9,650              8,671
                                                                   ----------------- ----------------- -----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $      10,654     $       1,241     $        9,650
                                                                   ================= ================= =================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)



                                                  Par Value         Additional
                                           ------------------------   Paid-In      Retained
                                              Class A     Class B     Capital      Earnings      Total
                                           ----------- ------------ ------------ ------------ ------------
BALANCES, DECEMBER 31, 1997                 $      94   $      287   $   74,354   $  492,320   $  567,055
Net income                                                                            61,051       61,051
Dividends paid ($.38 per share)                                                      (16,336)     (16,336)
Conversion of 30,000 Class B
   shares to Class A
Issuance of 251,832 Class A shares
   under employee stock plans                       3                     4,543                     4,546
Issuance of 6,330,548 Class A shares
   for Cowles merger                               63                   189,741                   189,804
Tax benefit from stock plans                                                885                       885
                                           ----------- ------------ ------------ ------------ ------------
BALANCES, DECEMBER 27, 1998                       160          287      269,523      537,035      807,005
Net income                                                                            82,532       82,532
Dividends paid ($.38 per share)                                                      (17,043)     (17,043)
Conversion of 166,500 Class B
   shares to Class A                                2           (2)
Issuance of 268,239 Class A shares
   under stock plans                                2                     6,113                     6,115
Tax benefit from stock plans                                              1,057                     1,057
                                           ----------- ------------ ------------ ------------ ------------
BALANCES, DECEMBER 26, 1999                       164          285      276,693      602,524      879,666
Net income                                                                            88,930       88,930
Dividends paid ($.40 per share)                                                      (18,053)     (18,053)
Conversion of 1,289,457 Class B shares
   to Class A                                      13          (13)                                     -
Issuance of 286,612 Class A shares
   under stock plans                                3                     7,276                     7,279
Tax benefit from stock plans                                              1,029                     1,029
                                           ----------- ------------ ------------ ------------ ------------
BALANCES, DECEMBER 31, 2000                 $     180   $      272   $  284,998   $  673,401   $  958,851
                                           =========== ============ ============ ============ ============

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

         Fiscal year-end - In 1998, the Company changed from a calendar year to a fiscal year ending on the Sunday nearest December 31. Accordingly, the Company's results are reported through December 31, 2000, December 26, 1999, and December 27, 1998.

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

         Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay") which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see note 8) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid. The Company satisfies this obligation by direct purchase (2000: $16,497,000, 1999:
$14,055,000, and 1998: $16,732,000) or reallocation to other buyers.

         Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized.

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

         Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes. See note 4.

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

         Earnings per share (EPS) - Basic EPS excludes dilution and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options -- equivalents calculated using the treasury stock method, no adjustment to net income required) in the period. See note 9.

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

         The following table summarizes, on an unaudited proforma basis, the combined results of operations of the Company and its subsidiaries for the year ended December 27, 1998 as though the Cowles merger had taken place on January 1, 1998 (in thousands, except per share amounts):

         Revenues                                        $1,051,340
         Net income                                      $   22,151
         Diluted earnings per share                      $     0.49

NOTE 3.       LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

         The Company entered into a bank credit agreement (Credit Agreement) with a syndicate of banks and financial institutions providing for borrowings of up to $1,265,000,000 to finance the Cowles merger and refinance its existing debt. The Credit Agreement includes term loans consisting of Tranche A of $735,000,000 bearing interest at the London Interbank Offered Rate ("LIBOR") plus 62.5 basis points payable in increasing quarterly installments from June 30, 1998 through March 31, 2005, and Tranche B of $330,000,000 bearing interest at LIBOR plus 150 basis points, and payable in semi-annual installments from September 30, 1998 through September 30, 2008. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points, and is payable by March 19, 2005. Interest rates applicable to debt drawn down at December 31, 2000, ranged from 7.1% to 8.3%. The debt is secured by certain assets of the Company, and all of the debt is pre-payable without penalty.

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

The fair value of these instruments as of December 31, 2000, is summarized in note 10. Payments and receipts under such agreements are recorded as adjustments to interest expense.

          At December 31, 2000 the Company had outstanding letters of credit totaling $11,575,000 securing estimated obligations stemming from workers' compensation claims and other contingent claims.

          At the end of 2000 and 1999, long-term debt consisted of (in thousands):

                                  December 31,         December 26,
                                     2000                  1999
                                 --------------       --------------
Credit Agreement:
   Term loans                     $    669,000         $   788,000
   Revolving credit line               110,000             110,000
                                 --------------       --------------
   Total indebtedness                  779,000             898,000
   Less current portion                    898              19,834
                                 --------------       --------------
   Long-term indebtedness         $    778,102         $   878,166
                                 ==============       ==============

Long-term debt matures, as of December of each year, as follows (in thousands):

                                  2002                 $   83,150
                                  2003                    123,112
                                  2004                    168,467
                                  2005                    216,965
                                  2006                     45,518
                                  Thereafter              140,890
                                                       ----------
                                                       $  778,102
                                                       ==========

Other long-term obligations consist of (in thousands):

                                                 December 31,   December 26,
                                                    2000           1999
                                               --------------  -------------
Pension obligations                              $  49,377      $  49,261

Post retirement benefits obligation                 14,474         15,926

Deferred compensation and other                      9,720         14,853
                                               --------------  -------------
   Total other long-term obligations             $  73,571      $  80,040
                                               ==============  =============

NOTE 4.   INCOME TAXES

Income tax provisions consist of (in thousands):

                                                    Year Ended
                                     -----------------------------------------
                                     December 31,  December 26,   December 27,
                                        2000           1999          1998
                                     ------------  ------------   ------------
Current:
   Federal                           $     71,785  $     72,306   $     46,348
   State                                   14,624        16,433         11,097
Deferred:
   Federal                                 (3,913)       (9,855)         2,977
   State                                     (406)       (1,155)           630
                                     ------------  ------------   ------------
Income tax provision                 $     82,090  $     77,729   $     61,052
                                     ============  ============   ============

The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                       Year Ended
                                        ---------------------------------------
                                        December 31, December 26,  December 27,
                                            2000        1999          1998
                                        ------------ ------------  ------------
Statutory rate                                   35%          35%           35%
State taxes, net of federal benefit               6%           6%            6%
Amortization of intangibles                       7%           7%            9%

                                        -----------  -----------   -----------
   Effective tax rate                            48%          48%           50%
                                        -----------  -----------   -----------

     The components of deferred tax liabilities (benefits) recorded in the Company's Consolidated Balance Sheet on December 31, 2000 and December 26, 1999 are (in thousands):

                                                 2000              1999
                                              ----------       -----------
Depreciation and amortization                 $  106,952       $  114,024
Partnership losses                                 6,273            6,666
State taxes                                        9,596           10,126
Deferred compensation                            (10,453)         (14,376)
Other                                               (384)            (137)
                                              ----------       ----------
   Deferred tax liability (net of $15,815
   in 2000 and $16,399 in 1999 reported
   as current assets)                         $  111,984       $  116,303
                                              ==========       ==========

NOTE 5.   INTANGIBLES

Intangibles consist of (in thousands):

                                        December 31,          December 26,
                                            2000                  1999
                                        ------------          ------------
Identifiable intangible assets,
   primarily customer lists             $    384,791          $    384,236
Excess purchase prices over
   identifiable intangible assets          1,290,538             1,290,383
                                        ------------          ------------
   Total                                   1,675,329             1,674,619
Less accumulated amortization                280,064               222,540
                                        ------------          ------------
Intangibles - net                          1,395,265          $  1,452,079
                                        ============          ============

NOTE 6.   EMPLOYEE BENEFITS

     The Company sponsors defined benefit pension plans (retirement plans) which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of investments in marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts. The Company contributed $1,855,000 in 2000 to multi-employer retirement plans.

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

The elements of pension costs are as follows (in thousands):

                                                  December 31,  December 26,  December 27,
                                                      2000          1999          1998
                                                  ------------  -----------   ------------
Cost of benefits earned during the year           $     11,796  $    14,710   $     12,603
Interest on projected benefit obligation                26,215       24,939         21,793
Expected return on plan assets                         (39,126)     (34,789)       (30,818)
Prior service cost amortization                            754          742            741
Actuarial (gain)                                        (2,305)         (24)          (532)
Transition amount amortization                            (547)        (547)          (547)
                                                  ------------  -----------   ------------
   Net pension (income) expense                   $     (3,213) $     5,031   $      3,240
                                                  ============  ===========   ============

     The Company also provides or subsidizes certain retiree health care and life insurance benefits, under two plans - one for employees of McClatchy Newspapers, Inc. and one for the Star Tribune Company's employees. The elements of post-retirement expenses are as follows (in thousands):

                                                  December 31,  December 26,  December 27,
                                                      2000         1999           1998
                                                  ------------  ------------  ------------
Service                                           $        409  $       469   $        445
Interest                                                   955          876            890
Actuarial gain                                            (852)        (806)          (665)
Net post-retirement                               ------------  -----------   ------------
   benefit expense                                $        512  $       539   $        670
                                                  ============  ===========   ============

     A reconciliation of the plans' benefit obligations, fair value of assets, funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 2000 and December 26, 1999, are as follows (in thousands):

                                                       Retirement Plans             Post-retirement Plans
                                                       ----------------             ---------------------
                                                      2000          1999           2000            1999
                                                  -----------   -----------      ---------      ----------
Change in benefit obligations:
   Beginning of year                              $   333,313   $   367,950      $  11,543      $   14,749
   Service cost                                        11,796        14,710            409             469
   Interest costs                                      26,215        24,939            955             876
   Plan amendments                                      1,621           246              -               -
   Actuarial loss (gain)                               14,268       (57,751)           779          (3,072)
   Participant contributions                                -             -            313             292
   Benefits paid                                      (23,370)      (16,781)        (1,882)         (1,771)
                                                  -----------   -----------      ---------      ----------
   End of year                                        363,843       333,313         12,117          11,543
                                                  -----------   -----------      ---------      ----------

Change in fair market value of assets:

   Beginning of year                                  441,445       408,893              -               -
   Return on assets                                   (22,025)       48,747              -               -
   Contributions                                        5,742           586          1,882           1,771
   Benefit payments                                   (23,370)      (16,781)        (1,882)         (1,771)
                                                  -----------   -----------      ---------      ----------
   End of year                                        401,792       441,445              -               -
                                                  -----------   -----------      ---------      ----------

Funded status:                                         37,949       108,132        (12,117)        (11,543)
   Unrecognized net gain                              (17,492)      (94,873)        (3,086)         (4,605)
   Transition asset                                      (547)       (1,095)             -               -
   Prior service costs                                  5,030         4,231           (770)           (883)
                                                  -----------   -----------      ---------      ----------
   Prepaid (accrued ) cost                        $    24,940   $    16,395      $ (15,973)     $  (17,031)
                                                  ===========   ===========      =========      ==========

Amounts recognized:
   Prepaid benefit cost                           $    72,189   $    65,360              -               -
   Accrued benefit liability                          (47,249)      (48,965)     $ (15,973)     $  (17,031)
   Additional liability                                  (599)         (296)             -               -
   Intangible asset                                       599           296              -               -
                                                  -----------   -----------      ---------      ----------
   Net amount recognized                          $    24,940   $    16,395      $ (15,973)     $  (17,031)
                                                  ===========   ===========      =========      ==========

Weighted average assumptions used for valuing benefit obligations were:

                                                                    2000                1999
                                                              ----------------    ----------------
         Retirement and Post-retirement Plans:
              Discount rate in determining benefit
                   obligation                                           7.75%               8.00%
         Retirement Plans:
              Expected long-term rate of return
                   on assets                                             9.5%               9.00%
              Rates of compensation increase                      3.0% - 5.0%         3.0% - 5.0%

         For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets were $16,060,000, $15,806,000 and $0 respectively, as of December 31, 2000 and $20,100,000, $18,400,000 and $0,
respectively, as of December 26, 1999.

         For the McClatchy Newspapers, Inc. post-retirement plan (benefit obligation of $4.5 million, income of $285,000), the medical care cost trend rates are estimated to decline from 8.75% in 1999 to 5.8% by the year 2002. A 1.0% change in the assumed health care cost trend rate would have decreased or increased the APBO by $1,700 and the annual service cost nominally. For the Star Tribune post-retirement plan, the medical cost trend rates are expected to decline from 7.6% in 1999 to 5.5% by the year 2004. For the Star Tribune's plan (benefit obligation of $7.1 million and expense of $797,000), a 1.0% change in the assumed health care cost trend rate would have increased the benefit obligation and expense by $753,000 and $119,000 respectively, and decreased each by $663,000 and $104,000, respectively.

         The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. The Company's manadatory matching contributions to the 401(k) plans were $6,198,000 in 2000, $6,232,000 in 1999, and $6,010,000 in 1998.

NOTE 7.      CASH FLOW INFORMATION

         Net cash paid in connection with the Cowles merger in 1998 consists of (in thousands):

         Fair value of assets acquired              $      1,542,690
         Fair value of liabilities assumed                  (282,893)
         Issuance of Class A common stock                   (189,804)
         Fees and expenses                                    31,654
         Less cash acquired
                                                              (2,129)
                                                    ---------------------
                                                    $      1,099,518
                                                    =====================

         No significant acquisitions were made in 2000 or 1999.

     Cash paid during the years ended December 31, 2000, December 26, 1999 and December 27, 1998, for interest and income taxes were (in thousands):

                                                   2000            1999              1998
                                               ----------       ----------        ----------
     Interest paid
       (net of amount capitalized)             $   62,590       $   63,003        $   53,626

     Income taxes paid
       (net of refunds)                            91,144          100,258            47,508

     Cash provided or used by operations was affected by changes in certain assets and liabilities, net of the effects of acquired newspaper operations, as follows (in thousands):

                                                             December 31,   December 26,    December 27,
                                                                  2000         1999            1998
                                                             -----------    ------------    ------------
Increase (decrease) in assets:
   Trade receivables                                         $    14,391    $     20,238    $     27,837
   Inventories                                                     1,579          (1,811)          2,066
   Other assets                                                    7,139           5,464           2,005
                                                             -----------    ------------    ------------
        Total                                                     23,109          23,891          31,908
                                                             -----------    ------------    ------------
Increase (decrease) in liabilities:
   Accounts payable                                               14,086          17,869          11,985
   Accrued compensation                                           (3,048)         (7,132)        (19,637)
   Income taxes                                                   (5,764)        (17,275)          9,987
   Other liabilities                                               2,103           6,478           3,927
                                                             -----------    ------------    ------------
        Total                                                      7,377             (60)          6,262
                                                             -----------    ------------    ------------
Net cash (decrease) increase from changes
     in certain assets and liabilities                       $   (15,732)   $    (23,951)   $    (25,646)
                                                             ===========    ============    ============

NOTE 8.   COMMITMENTS AND CONTINGENCIES

     The Company guarantees $20,444,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

     The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through March 2010. Total rental expense amounted to $5,714,000 in 2000, $5,862,000 in 1999 and $5,407,000
in 1998. Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):

                        2001                    $ 6,402
                        2002                      5,424
                        2003                      4,046
                        2004                      2,383
                        2005                      1,711
                        Thereafter                1,843
                                            -----------

                                     Total      $21,809
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

NOTE 9.   COMMON STOCK AND STOCK PLANS

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

     At December 31, 2000 the Company has five stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No significant amounts of compensation costs have been recognized for its fixed stock option plans and its stock purchase plan.

     The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 31, 2000 1,064,321 shares of Class A common stock have been issued under the Purchase Plan.

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

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                  Options           Price
                                             --------------------------------
Outstanding December 31, 1997                  1,002,029         $   21.01

Granted                                          526,500         $   31.52
Granted                                           59,362         $    8.12
Exercised                                       (177,830)        $   15.43
Forfeited                                        (69,621)        $   23.84
                                             -----------
Outstanding December 27, 1998                  1,340,440         $   25.16

Granted                                          417,500         $   40.09
Exercised                                       (161,615)        $   17.57
Forfeited                                        (12,591)        $   24.14
                                             -----------
Outstanding December 26, 1999                  1,583,734         $   29.88


Granted                                          513,000         $   39.35
Exercised                                       (190,184)        $   22.30
Forfeited                                        (63,318)        $   34.42
                                             -----------
Outstanding December 31, 2000                  1,843,232         $   33.14
                                             ===========

Options exercisable:

   December 27, 1998                              408,754
   December 26, 1999                              447,009
   December 31, 2000                              542,619

     The following tables summarize information about fixed stock options outstanding in the stock plans at December 31, 2000:

                                                     Average          Weighted                          Weighted
                                                    Remaining         Average                           Average
     Range of Exercise           Options           Contractual        Exercise        Options           Exercise
          Prices               Outstanding             Life            Price        Exercisable           Price
          ------               -----------             ----            -----        -----------           -----
       $ 7.62- $28.19            560,732               5.47            $23.05         413,619           $21.66
       $29.75 -$36.94            459,500               7.82            $32.49         129,000           $32.30
       $40.38 -$40.38            816,500               9.50            $40.38            -               -
       $40.88 -$40.88              6,500               9.07            $40.88            -               -

     Had compensation costs for the Company's five stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                     2000      1999       1998
                                  -------------------------------
               Net income:
                    As reported:   $ 88,930  $ 82,532   $ 61,051
                    Pro forma      $ 86,519  $ 80,684   $ 59,402

               Earnings per common share:
                    As reported:
                       Basic       $   1.97  $   1.84   $   1.41
                       Diluted     $   1.97  $   1.83   $   1.41
                    Pro forma:
                         Basic     $   1.92  $   1.80   $   1.38
                         Diluted   $   1.91  $   1.79   $   1.37

     The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 2000, 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     Compensation costs are calculated for the fair value of the employees' purchase rights, which was estimated using the Black- Scholes model with the following assumptions for 2000, 1999 and 1998 respectively: dividend yield of 1.0% to 1.4% for all years; an expected life of one to seven years for all years; expected volatility of .2732, .2862 and .2868; and risk-free interest rates of 5.3% to 6.8% in 2000, 5.4% to 6.3% in 1999, and 4.5% to 5.8% in 1998.
The weighted-average fair value of those purchase rights granted in 2000, 1999, and 1998 was $12.18, $13.43 and $9.20.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE
          DISCLOSURES

     The following estimates were developed using available market data for instruments held as of December 31, 2000 and December 26, 1999, (in thousands):

                                    2000                       1999
                            ----------------------    -----------------------
                             Carrying    Estimated     Carrying    Estimated

                              Amount    Fair Value      Amount     Fair Value
                            ----------------------    -----------------------
Cash and cash equivalents   $  10,654   $  10,654     $   1,241      $   1,241
Long-term debt                (778,102)  (778,102)     (878,166)      (878,166)
Interest rate swap
   agreements                        -        629             -         (6,775)

     The Company does not have, nor does it intend to enter into derivative contracts for trading purposes. The Company does not attempt to hedge fluctuations in the normal purchases of goods and services used to conduct its business operations. Hence, there is no intent to hedge or enter into contracts with embedded derivatives for the purchase of newsprint, ink and other inventories, leases of equipment and facilities, or its business insurance contracts.

     The Company's three interest rate swap agreements (see note 3) are designated as cash flow hedges and are specifically designed to hedge the variability in the expected cash flows that is attributable to interest rate fluctuations on $300,000,000 of its variable rate bank debt. The three swap instruments, as well as the related debt, are reset to three-month LIBOR rates quarterly. The swaps were entered into to match the significant terms of the debt to provide highly effective hedges.

     The Company does not expect any significant net gain or loss to be recognized in earnings as a result of ineffectiveness of its cash flow hedges, nor any significant impact to its consolidated statement of financial position to result from recording the fair value of its cash flow hedges in its consolidated financial statements.

NOTE 11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

The first quarter is historically the weakest quarter for revenues and profits. The Company's quarterly results are summarized as follows (in thousands, except per share amounts):

                                       1st       2nd         3rd            4th
                                     Quarter   Quarter      Quarter       Quarter
2000
Revenues - net                   $ 266,585     $ 286,358    $ 279,182     $ 309,999
Operating income                    47,003        64,155       57,444        65,228
Net income                          15,800        24,830       21,588        26,712
Net income per common share           0.35          0.55         0.48          0.59

1999

Revenues - net                   $ 258,435     $ 273,575    $ 269,269     $ 286,668
Operating income                    43,286        59,369       55,459        66,585
Net income                          13,591        22,037       20,372        26,532
Net income per common share           0.30          0.49         0.45          0.59

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

                                Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions "Nominees for Class A Directors", "Nominees for Class B Directors" and "Other Executive Officers" under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the headings "Compensation", "Executive Compensation", "Stock Option Awards", "Option Exercises and Holdings", "Pension Plans" and "Employment Agreement" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information contained under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the headings "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

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

b) Reports on Form 8-K - None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                        THE McCLATCHY COMPANY

                                        By /s/         GARY B. PRUITT
                                           -------------------------------------
                                                       Gary B. Pruitt
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                           Title                  Date
          ---------                           -----                  ----

Principal Executive Officer:




/s/    GARY B. PRUITT              President, Chief Executive    March 30, 2001
--------------------------------
      (Gary B. Pruitt)             Officer and Director



Principal Financial Officer:



/s/   ROBERT W. BERGER             Controller,                   March 30, 2001
--------------------------------
     (Robert W. Berger)            Assistant Treasurer



Principal Accounting Officer:



/s/   ROBERT W. BERGER             Controller,                   March 30, 2001
--------------------------------
     (Robert W. Berger)            Assistant Treasurer

          Signature                   Title                          Date
          ---------                   -----                          ----

Directors:



/s/   ELIZABETH BALLANTINE         Director                      March 30, 2001
--------------------------------
     (Elizabeth Ballantine)



/s/     LEROY T. BARNES            Director                      March 30, 2001
--------------------------------
       (Leroy T. Barnes)



/s/   WILLIAM K. COBLENTZ          Director                      March 30, 2001
--------------------------------
     (William K. Coblentz)



/s/ MOLLY MALONEY EVANGELISTI      Director                      March 30, 2001
--------------------------------
   (Molly Maloney Evangelisti)



/s/      R. LARRY JINKS            Director                      March 30, 2001
--------------------------------
        (R. Larry Jinks)



/s/       JOAN F. LANE             Director                      March 30, 2001
--------------------------------
         (Joan F. Lane)



/s/    JAMES B. McCLATCHY          Publisher and                 March 30, 2001
--------------------------------
      (James B. McClatchy)         Director



/s/     KEVIN McCLATCHY            Director                      March 30, 2001
--------------------------------
       (Kevin McClatchy)

          Signature                           Title                  Date
          ---------                           -----                  ----

Directors:



/s/ WILLIAM ELLERY McCLATCHY       Director                      March 30, 2001
--------------------------------
   (William Ellery McClatchy)



/s/       ERWIN POTTS              Chairman of the Board and     March 30, 2001
--------------------------------
         (Erwin Potts)             Director


/s/  S. DONLEY RITCHEY, JR.        Director                      March 30, 2001
--------------------------------
    (S. Donley Ritchey, Jr.)



/s/    FREDERICK R. RUIZ           Director                      March 30, 2001
--------------------------------
      (Frederick R. Ruiz)



/s/    MAGGIE WILDEROTTER          Director                      March 30, 2001
--------------------------------
      (Maggie Wilderotter)

                                                                     SCHEDULE II

                    THE McCLATCHY COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  For the Three Years Ended December 31, 2000
                                (in thousands)

               Column A                   Column B            Column C              Column D           Column E
               --------                 ------------   -----------------------  ----------------    --------------
                                                                                Deductions (1)
                                                              Additions           for Purposes
                                                       -----------------------      for Which
                                          Balance       Charged to    Charged     Accounts Were     Balance at End
                                        Beginning of    Costs and     to Other       Set Up            of Period
                                           period        Expenses     Accounts
                                        ------------    ----------    --------  ----------------------------------
Year Ended December 27, 1998:
     Deduct from assets to which
         they apply:
     Uncollectible accounts             $    (2,162)   $    (4,281)   $   (245)   $       3,558     $       (3,130)

Year Ended December 26, 1999:
     Deduct from assets to which
         they apply:
     Uncollectible accounts             $    (3,130)   $    (3,598)          -    $       3,222      $      (3,506)

Year Ended December 31, 2000:
     Deduct from assets to which
             they apply:
        Uncollectible accounts          $    (3,506)   $    (5,992)          -    $       5,279      $      (4,219)

(1)  Amounts written off net of bad debt recoveries.

                               INDEX OF EXHIBITS


         Exhibit
         -------

          3.1*     The Company's Restated Certificate of Incorporation dated
                   March 18, 1998, included as Exhibit 3.1 in the Company's 1997
                   Form 10-K.
          3.2*     The Company's By-laws included as Exhibit 3.2 in the
                   Company's Registration Statement No. 333-46501 on Form S-4.
         10.1*     Amended and Restated Agreement and Plan of Merger and
                   Reorganization between The McClatchy Company and Cowles Media
                   Company dated February 13, 1998 included as Exhibit 2.1 in the Company's Registration Statement No. 333-46501 on Form
                   S-4.
         10.2*     Credit Agreement dated March 10, 1998 between The McClatchy
                   Company (formerly MNI Newco, Inc.), the lenders party
                   thereto, Salomon Brothers, Inc., as Arranger and Syndication
                   Agent and Bank of America National Trust and Savings
                   Association as Swingline Lender, Administrative Agent and
                   Collateral Agent, included as Exhibit 10.2 in the Company's
                   1997 Form 10-K.
         10.3*     Ponderay Newsprint Company Partnership Agreement dated as of
                   September 12, 1985 between Lake Superior Forest Products,
                   Inc., Central Newsprint Company, Inc., Bradley Paper Company,
                   Copley Northwest, Inc., Puller Paper Company, Newsprint
                   Ventures, Inc., Wingate Paper Company, Tribune Newsprint
                   Company and Nimitz Paper Company included in Exhibit 10.10 to
                   McClatchy Newspapers, Inc. Registration Statement No. 33-
                   17270 on Form S-1.
       **10.4      The McClatchy Company Management by Objective Plan
                   Description.
       **10.5*     Supplemental Executive Retirement Plan included in Exhibit
                   10.7 to McClatchy Newspapers, Inc. 1988 Report on Form 10-K.
       **10.6*     Amended and Restated 1987 Stock Option Plan dated August 15,
                   1996 included as Exhibit 10.7 to the McClatchy Newspapers,
                   Inc. 1996 Report on Form 10-K.
       **10.7*     Amended and Restated 1994 Stock Option Plan dated February 1,
                   1998 included as Exhibit 10.8 to the Company's Report on Form
                   10-Q filed for the Quarter Ending on June 30, 1998.
         10.8*     1997 Stock Option Plan dated December 10, 1997 included as
                   Exhibit 10.8 in the Company's 1997 Form 10-K.
       **10.9*     Executive Performance Plan adopted on January 1, 1990
                   included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989
                   Report on Form 10-K.
       **10.10*    The Company's Amended and Restated 1990 Directors' Stock
                   Option Plan dated February 1, 1998 included as Exhibit 10.12 in the Company's 1997 Form 10-K.
       **10.11*    Employment Agreement between the Company and Gary B. Pruitt dated June 1, 1996 included as Exhibit 10.13 to the McClatchy
                   Newspapers, Inc. 1996 Report on Form 10-K.
       **10.12*    The Company's Long-Term Incentive Plan, dated January 1, 1998 included as Exhibit 10.2 to the Company's Report on Form 10-Q
                   for the Quarter Ending on June 30, 1998.
       **10.13*    The Company's Chief Executive Bonus Plan, dated January 1,
                   1998 included as Exhibit 10.3 to the Company's Report on Form
                   10-Q for the Quarter Ending on June 30, 1998.
          21*      Subsidiaries of the Company included as Exhibit 21 in the
                   Company's 1997 Form 10-K.
          23       Consent of Deloitte & Touche LLP.

__________________

*  Incorporated by reference

** Compensation plans or arrangements for the Company's executive officers and director