Form 10-Q
period 2001-04-01
MCCLATCHY CO
filed 2001-05-11
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2001

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File Number: 1-9824

The McClatchy Company (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	52-2080478 (IRS Employer Identification No.)

2100 "Q" Street, Sacramento, CA 95816

(Address of principal executive offices)

(916) 321-1846

(Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [ ].

The number of shares of each class of common stock outstanding as of May 11, 2001:

Class A Common Stock	18,284,759
Class B Common Stock	27,159,955

THE McCLATCHY COMPANY

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)
	April 1,	December 31,
	2001	2000
ASSETS

CURRENT ASSETS
Cash	$ 12,713	$ 10,654
Trade receivables (less allowances of $3,963 in 2001 and $4,219 in 2000)	167,221	184,314
Other receivables	1,650	2,252
Newsprint, ink and other inventories	18,155	16,355
Deferred income taxes	15,899	15,815
Other current assets	7,606	6,148
	223,244	235,538

PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	212,818	211,864
Equipment	499,384	493,392
	712,202	705,256

Less accumulated depreciation	(364,397)	(351,135)
	347,805	354,121
Land	52,545	52,400
Construction in progress	24,835	25,165
	425,185	431,686

INTANGIBLES - NET	1,381,330	1,395,265

OTHER ASSETS	105,820	103,169

TOTAL ASSETS	$ 2,135,579	$ 2,165,658

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)
	April 1,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

CURRENT LIABILITIES
Current portion of bank debt	$ 18,889	$ 898
Accounts payable	102,751	100,313
Accrued compensation	49,005	58,327
Income taxes	8,199	6,183
Unearned revenue	37,888	35,201
Carrier deposits	3,138	2,961
Other accrued liabilities	16,945	23,452
	236,815	227,335

LONG-TERM BANK DEBT	731,111	778,102

OTHER LONG-TERM OBLIGATIONS	78,078	73,571

DEFERRED INCOME TAXES	124,308	127,799

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.01 par value:
Class A - authorized
100,000,000 shares, issued
18,186,566 in 2001 and 18,044,571 in 2000	182	180
Class B - authorized
160,000,000 shares, issued
27,179,955 in 2001 and 27,199,955 in 2000	272	272
Additional paid-in capital	288,809	284,998
Retained earnings	679,393	673,401
Accumulated other comprehensive income	(3,389)	-
	965,267	958,851
See notes to consolidated financial statements
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,135,579	$ 2,165,658

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended
	April 1, 2001	March 26, 2000
REVENUES - NET
Newspapers:
Advertising	$ 211,228	$ 213,314
Circulation	42,545	43,892
Other	6,783	6,589
	260,556	263,795
Non-newspapers	3,142	2,790
	263,698	266,585
OPERATING EXPENSES
Compensation	108,822	106,680
Newsprint and supplements	42,276	37,334
Depreciation and amortization	27,231	26,753
Other operating expenses	51,078	48,815
	229,407	219,582
OPERATING INCOME	34,291	47,003

NON-OPERATING (EXPENSES) INCOME
Interest expense	(13,514)	(16,658)
Partnership (loss) income	-	(475)
Other - net	276	675
INCOME BEFORE INCOME TAX PROVISION	21,053	30,545

INCOME TAX PROVISION	10,526	14,745

NET INCOME	$ 10,527	$ 15,800
NET INCOME PER COMMON SHARE:
Basic	$ 0.23	$ 0.35
Diluted	$ 0.23	$ 0.35
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES:
Basic	45,315	45,005
Diluted	45,475	45,194

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended
	April 1, 2001	March 26, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 10,527	$ 15,800
Reconciliation to net cash provided:
Depreciation and amortization	27,851	27,619
Changes in certain assets and liabilities - net	3,692	(294)
Other	(1,272)	(752)
Net cash provided by operating activities	40,798	42,373

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,310)	(6,547)
Other - net	(1,048)	(2,020)
Net cash used by investing activities	(8,358)	(8,567)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(29,000)	(29,000)
Payment of cash dividends	(4,535)	(4,503)
Other - principally stock issuances in employee plans	3,154	1,604
Net cash used by financing activities	(30,381)	(31,899)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,059	1,907
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,654	1,241
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12,713	$ 3,148

OTHER CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes (net of refunds)	$ 9,166	$ 14,722
Interest (net of capitalized interest)	$ 18,075	$ 16,400

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Par Value		Paid-In	Retained	Comprehensive
	Class A	Class B	Capital	Earnings	Earnings	Total

BALANCES, DECEMBER 31, 2000	$ 180	$ 272	$ 284,998	$ 673,401		$958,851

Net Income (three months)				10,527		10,527

Fair value of SWAPS Jan 1, 2001					(377)
Change in fair value of SWAPS					(3,012)
Other comprehensive income					(3,389)	(3,389)
Total comprehensive income						7,138

Dividends paid ($.10) share				(4,535)		(4,535)

Conversion of 20,000 Class B shares
To Class A

Issuance of 121,995 Class A shares
Under stock plans	2		3,152			3,154

Tax benefit from stock plans			659			659

	$ 182	$ 272	$ 288,809	$ 679,393	$ (3,389)	$965,267

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

NOTE 2. LONG-TERM BANK DEBT AND DERIVATIVE INSTRUMENTS

The Company's Credit Agreement includes term loans consisting of Tranche A of $442,000,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 31, 2005, and Tranche B of $198,000,000 bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 30, 2007. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at April 1, 2001, ranged from 5.5% to 6.5%. The debt is unsecured and is pre-payable without penalty.

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends.

The Company is a party to three interest rate swap agreements, expiring in 2002 to 2003, with aggregate notional amounts totaling $300,000,000. The effect of these agreements is to fix the LIBOR interest rate exposure at approximately 5.9% on that portion of the Company's term loans.

The Company has outstanding letters of credit totaling $9,005,000 securing estimated obligations stemming from workers' compensation claims and other contingent claims.

Long-term debt consisted of (in thousands):

	April 1,	December 31,
	2001	2000
Credit Agreement:
Term loans	$ 640,000	$ 669,000
Revolving credit line	110,000	110,000
Total indebtedness	750,000	779,000
Less current portion	(18,889)	(898)
Long-term indebtedness	$ 731,111	$ 778,102

The Company does not have, nor does it intend to enter into derivative contracts for trading purposes. The Company has not attempted to hedge fluctuations in the normal purchases of goods and services used to conduct its business operations. Currently there is no intent to hedge or enter into contracts with embedded derivatives for the purchase of newsprint, ink and other inventories, leases of equipment and facilities, or its business insurance contracts.

The Company's three interest rate swap agreements are designated as cash flow hedges and are specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200,000,000 of its variable rate bank debt through June 2002, and $100,000,000 through June 2003. The three swap instruments, as well as the related debt, are reset to three-month LIBOR rates quarterly. The swaps were entered into to match the significant terms of the underlying debt to provide highly effective hedges.

No gain or loss has been recorded in net income as a result of ineffectiveness of these hedges. A loss, net of taxes, of $3,389,000 is recorded in comprehensive income related to these hedges - see the Company's Consolidated Statement of Stockholders' Equity.

Item 2-	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Events and Trends

The Company's newsprint vendors increased the prices of newsprint in April, and again, in September 2000. In addition, a price increase was announced in January 2001. This price increase was effective in March 2001 and is still under negotiation. Higher newsprint prices have resulted in greater costs to the Company in the first quarter of 2001 and is expected to further impact earnings to the extent that price increases are not offset by advertising and circulation rate and/or volume increases.

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

During 1998, the FASB issued SFAS 133 (Accounting for Derivative Instruments and Hedging Activities), which requires that all derivatives be carried at fair value on the balance sheet. This statement became effective in the Company's fiscal year 2001. The adoption of this statement did not materially impact the Company's financial results. See note 2 to the consolidated financial statements.

First Quarter 2001 Compared to 2000

The Company reported net income of $10.5 million or 23 cents per share, down 33.5% from the 2000 quarterly earnings of $15.8 million, or 35 cents per share. Earnings were affected by weakening advertising, particularly in the employment category, and higher newsprint prices.

REVENUES

Revenues in the 2001 quarter were $263.7 million, down 1.1% from 2000; with advertising revenues down 1.0% to $211.2 million and circulation revenues down 3.1% to $42.5 million.

The decrease in advertising revenue is primarily attributable to a 12.6% decline in classified employment advertising. Advertising revenues would have increased by 2.5% if classified employment were excluded from advertising revenue in the first quarter of 2001 and 2000.

The decline in circulation revenues reflects the Company's strategy to continue to promote circulation volume growth over price increases and revenue growth. Certain newspapers lowered the wholesale price of the daily newspapers and The Sacramento Bee converted from employee delivery to contract carrier delivery in its outlying regions. These changes result in lower net circulation revenues.

OPERATING REVENUES BY REGION:

(In thousands)

	2001	2000	% Change

Minnesota newspaper	$ 92,512	$ 97,335	(5.0)
California newspapers	85,964	85,714	0.3
Carolinas newspapers	43,987	43,719	0.6
Northwest newspapers	38,093	37,027	2.9
Non-newspaper operations	3,142	2,790	12.6
	$ 263,698	$ 266,585	(1.1)

Minnesota - The Star Tribune generated 35.1% of first quarter revenues. Total revenues declined 5.0%. Advertising revenues declined by 5.4%, which was primarily attributable to a 19.4% decrease in employment advertising. Total classified advertising was down 11.9%, while national advertising declined 11.7%. These declines were somewhat offset by a 7.2% increase in retail advertising.

California - California contributed 32.6% of first quarter revenues. Total revenues increased 0.3%. Advertising revenues increased by 1.1% which was attributable to a 1.3% increase in retail and a 9.7% increase in national advertising revenue. These increases were partially offset by a 2.7% decline in classified advertising revenue, mostly related to a 7.2% decline in employment revenues.

Carolinas - The Carolinas revenues totaled 16.7% of Company revenues and was up 0.6%. Advertising revenues declined by 0.2% which was attributable to a 6.6% decrease in classified advertising. The decrease in classified revenue was offset by increases of 3.1% and 2.9% in retail and national advertising, respectively. The decrease in classified advertising is primarily attributable to a 16.9% decline in employment revenues.

The Northwest - The Northwest newspapers generated 14.4% of first quarter revenues, with total revenues up 2.9%. Advertising revenues increased by 5.3%, which was attributable to a 4.7% increase in retail, a 7.7% increase in national and a 3.0% increase in classified advertising revenue. Circulation revenues declined 4.5% due to lower volumes and circulation promotion activity, primarily at The News Tribune in Tacoma, Washington.

Non-Newspaper Operations - Revenues were up $352,000 primarily attributable to growth in sales at The Newspaper Network, the Company's national sales and marketing company, and Nando Media, the Company's national online publishing operation.

Operating Expenses:

Total operating expenses were up 4.5%, largely due to higher newsprint prices. Newsprint expense increased by 15.0% with prices up 16.0% while consumption was down 1.2% for the quarter. All other operating expenses increased by 2.6%, with a 2.0% increase in compensation, and a 3.5% increase in other operating expenses. The increase in other operating expenses reflects, among other things, higher energy costs and higher bad debt expense.

Non Operating Expenses - Income -Net:

Interest expense was $13.5 million for the first quarter 2001. This is an 18.9% decrease from the first quarter 2000. Lower debt balances and falling interest rates contributed to the decline.

Income Taxes:

The Company's effective income tax rate is 50.0% versus 48.3% in 2000. The higher rate in 2001 primarily reflects lower income before tax relative to a set amount of non-deductible expenses this year.

Liquidity & Capital Resources

Operations generated $40.8 million in cash during first quarter of 2001. Cash was used primarily to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be approximately $40 million in 2001.

See footnote 2 to the consolidated financial statements for a description of the Company's $750 million of bank debt and derivative instruments. The Company has outstanding letters of credit totaling $9.0 million securing estimated obligations stemming from workers' compensation claims, and other contingent claims. The Company had $81.0 million of available credit under its Credit Agreement at April 1, 2001.

While the Company expects that most of its free cash flow generated from operations in 2001 and in the foreseeable future will be used to repay debt, management is of the opinion that operating cash flow and its present and future credit lines as described above are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

Forward Looking Information

Management has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of McClatchy. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words believes, expects, anticipates, projects or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in the forward-looking statements: general economic, market or business conditions; increases in newsprint prices and/or printing and distribution costs over anticipated levels; increases in interest rates; competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; an economic downturn in the economies of Minnesota, California's Central Valley, the Carolinas, Washington State and Alaska; changes in the Company's ability to negotiate and obtain favorable terms under collective bargaining arrangements with its employees; competitive actions by other companies; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond management's control. Consequently, there can be no assurance that the actual results or developments anticipated will be realized or that these results or developments will have the expected consequences.

Item 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements to help maintain the overall interest rate parameters set by management. None of these agreements were entered into for trading purposes. (See note 2 to the consolidated financial statements.) As a result of this interest rate mix, a hypothetical 10 percent change in interest rates would have an approximate $.02 per share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Default Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8 - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

The McClatchy Company

Registrant

Date: May 11, 2001	/s/ Patrick J. Talamantes________ Patrick J. Talamantes Vice President, Finance and Chief Financial Officer