Form 10-Q
period 2001-07-01
MCCLATCHY CO
filed 2001-08-10
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 1, 2001 OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-9824

The McClatchy Company (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	52-2080478 (IRS Employer Identification Number)

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

The number of shares of each class of common stock outstanding as of August 10, 2001:

Class A Common Stock	18,366,826
Class B Common Stock	27,159,955

THE McCLATCHY COMPANY INDEX TO FORM 10-Q

Part I - FINANCIAL INFORMATION	Page

Item 1 - Financial Statements:
3 5
Consolidated Balance Sheet - July 1, 2001 and December 31, 2000 (unaudited)

Consolidated Statement of Income for the Three Months and Six Months Ended July 1, 2001 and June 25, 2000 (unaudited)

Consolidated Statement of Cash Flows for the Six Months Ended July 1, 2001 and June 25, 2000 (unaudited)	6 7

Consolidated Statement of Stockholders' Equity for the Period from December 31, 2000 to July 1, 2001 (unaudited)

Notes to Consolidated Financial Statements (unaudited)	8

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	9 14

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Part II - OTHER INFORMATION	15

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	July 1,	December 31,
	2001	2000
ASSETS

CURRENT ASSETS
Cash	$ 5,804	$ 10,654
Trade receivables (less allowances of $3,971 in 2001 and $4,219 in 2000)	174,073	184,314
Other receivables	1,110	2,252
Newsprint, ink and other inventories	17,451	16,355
Deferred income taxes	15,892	15,815
Other current assets	7,372	6,148
	221,702	235,538

PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	219,905	211,864
Equipment	503,396	493,392
	723,301	705,256

Less accumulated depreciation	(372,802)	(351,135)
	350,499	354,121
Land	52,843	52,400
Construction in progress	17,714	25,165
	421,056	431,686

INTANGIBLES - NET	1,367,770	1,395,265

OTHER ASSETS	98,337	103,169

TOTAL ASSETS	$ 2,108,865	$ 2,165,658

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

	July 1,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

CURRENT LIABILITIES
Current portion of bank debt	$ 21,643	$ 898
Accounts payable	112,701	100,313
Accrued compensation	53,451	58,327
Income taxes	13,218	6,183
Unearned revenue	37,463	35,201
Carrier deposits	3,053	2,961
Other accrued liabilities	18,888	23,452
	260,417	227,335

LONG-TERM BANK DEBT	673,357	778,102

OTHER LONG-TERM OBLIGATIONS	78,177	73,571

DEFERRED INCOME TAXES	120,700	127,799

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.01 par value:
Class A - authorized
100,000,000 shares, issued
18,311,759 in 2001 and 18,044,571 in 2000	183	180
Class B - authorized
60,000,000 shares, issued
27,159,955 in 2001 and 27,199,955 in 2000	272	272
Additional paid-in capital	292,052	284,998
Retained earnings	687,189	673,401
Accumulated other comprehensive loss	(3,482)	-
	976,214	958,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,108,865	$ 2,165,658

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

REVENUES - NET
Newspapers:
Advertising	$ 222,608	$ 233,575	$ 433,836	$ 446,889
Circulation	42,689	43,284	85,234	87,176
Other	6,979	6,616	13,762	13,205
	272,276	283,475	532,832	547,270
Non-newspapers	3,514	2,883	6,656	5,673
	275,790	286,358	539,488	552,943
OPERATING EXPENSES
Compensation	106,755	104,822	215,577	211,502
Newsprint and supplements	43,319	40,570	85,595	77,904
Depreciation and amortization	27,408	26,884	54,639	53,637
Other operating expenses	49,895	49,927	100,973	98,742
	227,377	222,203	456,784	441,785
OPERATING INCOME	48,413	64,155	82,704	111,158

NON-OPERATING (EXPENSES) INCOME
Interest expense	(11,616)	(16,456)	(25,130)	(33,114)
Partnership income (loss)	270	(85)	270	(560)
Loss on internet investments	(10,556)	-	(10,556)	-
Other - net	240	384	516	1,059
INCOME BEFORE INCOME TAX PROVISION	26,751	47,998	47,804	78,543

INCOME TAX PROVISION	14,408	23,168	24,934	37,913

NET INCOME	$ 12,343	$ 24,830	$ 22,870	$ 40,630
NET INCOME PER COMMON SHARE:
Basic	$ 0.27	$ 0.55	$ 0.50	$ 0.90
Diluted	$ 0.27	$ 0.55	$ 0.50	$ 0.90
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES:
Basic	45,443	45,057	45,379	45,030
Diluted	45,570	45,157	45,522	45,175
See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended
	July 1, 2001	June 25, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 22,870	$ 40,630
Reconciliation to net cash provided:
Depreciation and amortization	55,878	55,374
Changes in certain assets and liabilities - net	17,359	(1,698)
Loss on internet investments	10,556	-
Other	(4,558)	(2,584)
Net cash provided by operating activities	102,105	91,722

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,578)	(17,445)
Other - net	(2,274)	(2,664)
Net cash used by investing activities	(19,852)	(20,109)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(84,000)	(61,000)
Payment of cash dividends	(9,082)	(9,013)
Other - principally stock issuances in employee plans	5,979	3,451
Net cash used by financing activities	(87,103)	(66,562)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,850)	5,051
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,654	1,241
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 5,804	$ 6,292

OTHER CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes (net of refunds)	$ 21,676	$ 30,243
Interest paid (net of capitalized interest)	$ 28,765	$ 33,345

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Par Value		Paid-In	Retained	Comprehensive
	Class A	Class B	Capital	Earnings	Earnings	Total

BALANCES, DECEMBER 31, 2000	$ 180	$ 272	$ 284,998	$ 673,401		$958,851

Net Income (six months)				22,870		22,870

Fair value of SWAPS Jan 1, 2001					$ (377)
Change in fair value of SWAPS					(3,105)
Other comprehensive loss					(3,482)	(3,482)
Total comprehensive loss						19,388

Dividends paid ($.20) share				(9,082)		(9,082)

Conversion of 40,000 Class B shares
To Class A

Issuance of 227,188 Class A shares
Under stock plans	3		5,976			5,979

Tax benefit from stock plans			1,078			1,078

	$ 183	$ 272	$ 292,052	$ 687,189	$ (3,482)	$976,214

THE McCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1.	BASIS OF PRESENTATION

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. All adjustments are normal recurring entries, except for a $1.4 million environmental reserve and a $10.6 million writedown of certain Internet investments. Such financial statements are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	LONG-TERM BANK DEBT AND DERIVATIVE INSTRUMENTS

The Company's Credit Agreement includes term loans consisting of Tranche A of $404,000,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $181,000,000 bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at July 1, 2001, ranged from 4.4% to 6.2%. The debt is unsecured and is pre-payable without penalty.

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

The Company has outstanding letters of credit totaling $8,956,000 securing estimated obligations stemming from workers' compensation claims and other contingent claims.

Long-term debt consisted of (in thousands):
	July 1,	December 31,
	2001	2001
Credit Agreement:
Term loans	$ 585,000	$ 669,000
Revolving credit line	110,000	110,000
Total indebtedness	695,000	779,000
Less current portion	(21,643)	(898)
Long-term indebtedness	$ 673,357	$ 778,102

The Company does not have, nor does it intend to enter into, derivative contracts for trading purposes. The Company has not attempted to hedge fluctuations in the normal purchases of goods and services used to conduct its business operations. Currently there is no intent to hedge or enter into contracts with embedded derivatives for the purchase of newsprint, ink and other inventories, leases of equipment and facilities, or its business insurance contracts.

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

No gain or loss has been recorded in net income as a result of ineffectiveness of these hedges. A loss, net of taxes, of $3,482,000 is recorded in comprehensive income related to these hedges - see the Company's Consolidated Statement of Stockholders' Equity
Item 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Events and Trends

The Company's newsprint vendors increased the prices of newsprint in April, and again in September 2000. In addition, a price increase was announced to take effect March 2001. A portion of that increase was implemented but was rolled back on July 1. Still, prices in the second quarter were higher than the Company paid in the same quarter a year earlier. Higher newsprint prices resulted in greater costs to the Company in the second quarter of 2001, but price comparisons are expected to ease in the second half of the year.

During 1998, the FASB issued SFAS 133 (Accounting for Derivative Instruments and Hedging Activities), which requires that all derivatives be carried at fair value on the balance sheet. This statement became effective in the Company's fiscal year 2001. The adoption of this statement did not materially impact the Company's financial results. See note 2 to the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The Company is required to adopt SFAS No. 142 no later than its fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 141 to have a material effect on its financial position, results of operations and cash flows. The Company expects that the adoption of SFAS No. 142 will reduce the amortization expense anticipated to be recognized by the Company in fiscal year 2002 by approximately $32 million.

Second Quarter 2001 Compared To 2000

The Company reported net income of $12.3 million or 27 cents per share, down 50.9% from the 2000 quarterly earnings of $24.8 million or 55 cents per share. Earnings were affected by weakening advertising, particularly in the employment category, and higher newsprint prices. Earnings were also reduced by a pre-tax charge of $10.6 million to write down certain Internet investments and $1.4 million to reserve for an environmental clean-up. Excluding these items, earnings were $18.3 million or 40 cents per share.

Revenues

Revenues in the second quarter of 2001 were $275.8 million, down 3.7% from 2000, with advertising revenues down 4.7% to $222.6 million and circulation revenues down 1.4% to $42.7 million.

The decrease in advertising revenue is primarily attributable to a 27.6 % decline in classified employment advertising. Advertising revenues would have increased 1.5% if classified employment were excluded from advertising revenue in the second quarter 2001 and 2000.

Operating Revenues by Region (in thousands):
	2001	2000	% Change

Minnesota newspaper	$ 92,610	$ 100,300	(7.7)%
California newspapers	91,974	92,475	(0.5)
Carolinas newspapers	46,294	49,381	(6.3)
Northwest newspapers	41,398	41,319	0.2
Non-newspaper operations	3,514	2,883	21.9
	$ 275,790	$ 286,358	(3.7)%

Minnesota - The Star Tribune generated 33.6% of second quarter revenues. Total revenues declined 7.7%. Advertising revenues declined 9.4%, primarily due to a 22.9% decline in classified advertising and a 10.0% decline in national advertising. These declines were partially offset by a 3.9% increase in retail advertising. Within the classified category, employment advertising declined 39.0%.

California - California, contributed 33.3% of second quarter revenues. Total revenues were down 0.5%. Advertising revenues declined 0.4% which was attributable to a 9.8% decrease in classified employment advertising. This decrease was partially offset by a 0.4% increase in retail advertising and a 4.6% increase in national advertising.

Carolinas - The Carolinas, which includes four daily and ten community newspapers, generated 16.8% of second quarter revenues. Total revenues declined 6.3%. Total advertising revenue decreased by 7.1%, which was attributable to a 15.8% decline in national advertising and an 18.3% decline in classified advertising at the daily newspapers. These declines were partially offset by a 5.0% increase in retail advertising at the dailies.

The Northwest - The Northwest newspapers generated 15.0% of second quarter revenues. Total revenues increased 0.2%. Advertising revenues increased 0.3% which was attributable to a 3.5% increase in retail advertising. This increase was offset by a 4.0% decline in national advertising and a 4.5% decline in classified advertising.

Non-Newspaper Operations - Revenues were up $631,000, primarily attributable to growth in sales at The Newspaper Network, the Company's national sales and marketing company, and Nando Media, the Company's national on-line publishing operation.

Operating Expenses:

Total operating expenses were up 2.3% due largely to higher newsprint costs and a $1.4 million environmental reserve. Newsprint expense was up 6.7% with prices up 14.0% while consumption declined by 6.7% for the quarter. All other operating expenses increased by 1.5%, with a 1.8% increase in compensation costs and a 1.1% increase in all other operating expenses. The increase in other operating expenses reflects higher energy costs, higher bad debt expense, and the environmental reserve.

Non-Operating (Expenses) Income - Net:

Interest expense was $11.6 million for the second quarter 2001. This is a 29.4% decrease from the second quarter 2000 and reflects lower debt balances and falling interest rates. Non-operating expenses included a pre-tax charge of $10.6 million to write down certain Internet investments. The Company recorded $270,000 as its share of The Ponderay Newsprint Mill's income versus an $85,000 loss in 2000.

Income Taxes:

The Company's effective income tax rate is 53.9% versus 48.3% in 2000. The higher rate in 2001 primarily reflects lower income before tax relative to a set amount of non-deductible expenses.

SIX-MONTH COMPARISONS

Earnings in the first half of 2001 were $22.9 million or 50 cents per share, down 44.4% from 2000 earnings of $40.6 million, or 90 cents per share. Generally, the same factors that drove the second quarter results also affected the six-month period, with notable differences discussed below.

Revenues:

Total revenues were $539.5 million in the first six months of 2001, down 2.4% from the first half of 2000. Advertising revenues declined 2.9% to $433.8 million and circulation revenues declined 2.2% to $85.2 million. In general, the Company experienced weaker revenue performance in the second quarter of 2001 due primarily to weakening in the employment category.

Operating Revenues By Region (in thousands):
	2001	2000	% Change

Minnesota newspaper	$ 185,122	$ 197,635	(6.3)%
California newspapers	177,938	178,189	(0.1)
Carolinas newspapers	90,281	93,100	(3.0)
Northwest newspapers	79,491	78,346	1.5
Non-newspaper operations	6,656	5,673	17.3
	$ 539,488	$ 552,943	(2.4)%

Minnesota and Carolina Newspapers - The (Minneapolis, MN) Star Tribune and Carolina newspapers generated 34.3% and 16.7%, respectively, of total revenues. Advertising revenues declined by 7.4% and 4.6% at the Star Tribune and Carolina daily newspapers. These declines were primarily attributable to an $18.0 million decrease in employment advertising at these two newspapers.

California and Northwest Newspapers - The Company's California newspapers and Northwest newspapers generated 33.0% and 14.7%, respectively, of total revenues. Advertising revenues increased by 0.3% and 2.6% respectively in the California and Northwest regions. Retail and national gains at these newspapers offset lower classified advertising.

Non-Newspaper Operations - Revenues increased 17.3%, with revenues at TNN up 21.2%. This increase was offset by a 5.9% decline of total revenues at Nando Media.

Operating Expenses:

Total operating expenses were up 3.4% largely due to higher newsprint prices and a $1.4 million environmental reserve. Newsprint expenses increased by 10.7% with prices up 15.3%, while consumption was down 4.0%. All other operating expenses increased by 2.1%, with a 1.9% increase in compensation and a 2.3% increase in all other operating expenses, which was partially attributable to the environmental reserve.

Non-Operating (Expense) Income - Net:

Interest expense decreased 24.1% to $25.1 million compared to $33.1 million in 2000. Lower debt balances and falling interest rates contributed to the decline. The Company recorded $270,000 as its share of The Ponderay Newsprint Mill's income versus a $560,000 loss in 2000.

Income Taxes:

The Company's effective income tax rate was 52.2% as discussed in the second quarter comparisons above.

Liquidity & Capital Resources

Operations generated $102.1 million in cash through June 2001. Cash was used primarily to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be between $35 million and $37 million in 2001.

See footnote 2 to the consolidated financial statements for a description of the Company's $695 million of bank debt and derivative instruments. The Company has outstanding letters of credit totaling $9.0 million securing estimated obligations stemming from workers' compensation claims, and other contingent claims. The Company had $81.0 million of available credit under its Credit Agreement at July 1, 2001.

While the Company expects that most of its free cash flow generated from operations in 2001 and in the foreseeable future will be used to repay debt, management is of the opinion that operating cash flow and its present and future credit lines as described above are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

Forward Looking Information

Management has made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of McClatchy. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words believes, expects, anticipates, projects or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in the forward-looking statements: general economic, market or business conditions; increases in newsprint prices and/or printing and distribution costs over anticipated levels; increases in interest rates; increases in energy costs; competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; an economic downturn in the economies of Minnesota, California's Central Valley, the Carolinas, Washington State and Alaska; changes in the Company's ability to negotiate and obtain favorable terms under collective bargaining arrangements with its employees; competitive actions by other companies; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond management's control. Consequently, there can be no assurance that the actual results or developments anticipated will be realized or that these results or developments will have the expected consequences.

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

The Company held its annual shareholders meeting on May 16, 2001 to vote on four proposals. Shareholders approved all of the proposals by voting as follows:

    Election of Directors of the Board

	VOTES
	FOR	WITHHELD
Nominees for Class A Directors voted by Class A Stockholders
Elizabeth Ballantine	14,902,509	47,540
Leroy Barnes, Jr.	14,900,704	49,345
S. Donley Ritchey, Jr.	14,901,395	48,654
Maggie Wilderotter	14,897,781	52,268

Nominees for Class B Directors voted by Class B Stockholders
William K. Coblentz	25,007,465	0
Molly Maloney Evangelisti	25,007,465	0
Larry Jinks	25,007,465	0
Joan F. Lane	25,007,465	0
James B. McClatchy	25,007,465	0
Kevin S. McClatchy	25,007,465	0
William Ellery McClatchy	25,007,465	0
Erwin Potts	25,007,465	0
Gary B. Pruitt	25,007,465	0
Frederick R. Ruiz	25,007,465	0

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2.	Approval and Ratification of Amended and Restated 1994 Stock Option Plan	25,778,895	522,393	4,247	196,934

3.	Approval and Ratification of the 2001 Director Option Plan	26,194,288	106,604	4,643	196,934

4.	Ratification of Deloitte & Touche as Auditors for 2001	26,484,025	13,428	5,016	0

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibit:

	10.14	2001 Director Option Plan
	10.15	Amended and Restated 1994 Stock Option Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

The McClatchy Company

Registrant

Date: August 10, 2001	/s/ Patrick J. Talamantes____________________ Patrick J. Talamantes Vice President, Finance, Treasurer and Chief Financial Officer