Form 10-Q
period 2001-09-30
MCCLATCHY CO
filed 2001-11-13
CIK 1056087

SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended: September 30, 2001	Commission File Number1-9824

THE McCLATCHY COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	52-2080478 (IRS Employer Identification Number)
2100 "Q" Street Sacramento, CA 95816-6899 (Address of principal executive offices)	(916) 321-1846 (Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ____    No ____

The number of shares of each class of common stock outstanding as of November 13, 2001:

Class A Common Stock	18,926,816
Class B Common Stock	26,655,647

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	September 30,	December 31,
	2001	2000
ASSETS

CURRENT ASSETS
Cash	$ 1,309	$ 10,654
Trade receivables (less allowances of $4,372 in 2001 and $4,219 in 2000)	164,510	184,314
Other receivables	1,593	2,252
Newsprint, ink and other inventories	14,421	16,355
Deferred income taxes	15,937	15,815
Other current assets	6,925	6,148
	204,695	235,538

PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	219,848	211,864
Equipment	492,987	493,392
	712,835	705,256

Less accumulated depreciation	(371,495)	(351,135)
	341,340	354,121
Land	52,806	52,400
Construction in progress	22,364	25,165
	416,510	431,686

INTANGIBLES - NET	1,353,623	1,395,265

OTHER ASSETS	101,004	103,169

TOTAL ASSETS	$ 2,075,832	$ 2,165,658
See notes to consolidated financial statements

THE McCLATCHY COMPANY CONSOLIDATED BALANCE SHEET (UNAUDITED) (In thousands, except share amounts)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

CURRENT LIABILITIES
Current portion of bank debt	$ 43,286	$ 898
Accounts payable	105,454	100,313
Accrued compensation	52,894	58,327
Income taxes	10,540	6,183
Unearned revenue	39,776	35,201
Carrier deposits	3,021	2,961
Other accrued liabilities	21,247	23,452
	276,218	227,335

LONG-TERM BANK DEBT	614,214	778,102

OTHER LONG-TERM OBLIGATIONS	82,367	73,571

DEFERRED INCOME TAXES	116,452	127,799

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.01 par value:
Class A - authorized
100,000,000 shares, issued 18,805,009 in 2001 and 18,044,571 in 2000	188	180
Class B - authorized
60,000,000 shares, issued 26,755,647 in 2001
and 27,199,955 in 2000	268	272
Additional paid-in capital	295,121	284,998
Retained earnings	696,861	673,401
Accumulated other comprehensive loss	(5,857)	-
	986,581	958,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,075,832	$ 2,165,658
See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30, 2001	September 24, 2000	September 30, 2001	September 24, 2000
REVENUES - NET
Newspapers:
Advertising	$ 212,262	$ 227,103	$ 646,098	$ 673,992
Circulation	42,220	42,720	127,454	129,896
Other	6,292	6,347	20,054	19,552
	260,774	276,170	793,606	823,440
Non-newspapers	3,069	3,012	9,725	8,685
	263,843	279,182	803,331	832,125
OPERATING EXPENSES
Compensation	105,549	102,960	321,126	314,462
Newsprint and supplements	40,753	41,392	126,348	119,296
Depreciation and amortization	27,280	26,892	81,919	80,529
Other operating expenses	49,118	50,494	150,091	149,236
	222,700	221,738	679,484	663,523
OPERATING INCOME	41,143	57,444	123,847	168,602

NON-OPERATING (EXPENSES) INCOME
Interest expense	(10,206)	(15,992)	(35,336)	(49,106)
Partnership income (loss)	510	(120)	780	(680)
Loss on Internet investments	-	-	(10,556)	-
Other - net	246	399	762	1,458

INCOME BEFORE INCOME TAX PROVISION	31,693	41,731	79,497	120,274

INCOME TAX PROVISION	17,465	20,143	42,399	58,056

NET INCOME	$ 14,228	$ 21,588	$ 37,098	$ 62,218
NET INCOME PER COMMON SHARE:
Basic	$ 0.31	$ 0.48	$ 0.82	$ 1.38
Diluted	$ 0.31	$ 0.48	$ 0.81	$ 1.38
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES:
Basic	45,530	45,153	45,426	45,066
Diluted	45,678	45,287	45,571	45,204
See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	September 30, 2001	September 24, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 37,098	$ 62,218
Reconciliation to net cash provided:
Depreciation and amortization	83,779	83,125
Changes in certain assets and liabilities - net	21,966	(19,883)
Loss on Internet investments	10,556	-
Other	(7,012)	(2,084)
Net cash provided by operating activities	146,387	123,376

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,858)	(26,116)
Other - net	(2,458)	(1,549)
Net cash used by investing activities	(29,316)	(27,665)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(121,500)	(87,000)
Payment of cash dividends	(13,638)	(13,528)
Other - principally stock issuances in employee plans	8,722	4,535
Net cash used by financing activities	(126,416)	(95,993)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,345)	(282)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,654	1,241
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,309	$ 959

OTHER CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes (net of refunds)	$ 44,201	$ 64,294
Interest paid (net of capitalized interest)	$ 39,270	$ 47,039

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)
					Accumulated
			Additional		Other
	Par Value		Paid-In	Retained	Comprehensive
	Class A	Class B	Capital	Earnings	Earnings (Losses)	Total
BALANCES, DECEMBER 31, 2000	$ 180	$ 272	$ 284,998	$ 673,401		$ 958,851

Net Income (nine months)				37,098		37,098

Fair value of SWAPs January 1, 2001					$ (377)
Change in fair value of SWAPs					(5,480)
Other comprehensive loss					(5,857)	(5,857)
Total comprehensive income						31,241

Dividends paid ($.30) share				(13,638)		(13,638)

Conversion of 444,308 Class B shares to Class A	4	(4)

Issuance of 316,130 Class A shares under stock plans	4		8,718			8,722

Tax benefit from stock plans			1,405			1,405

BALANCES, SEPTEMBER 30, 2001
	$ 188	$ 268	$ 295,121	$ 696,861	$ (5,857)	$ 986,581

THE McCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1.	BASIS OF PRESENTATION

The McClatchy Company (the Company) and its subsidiaries are engaged primarily in the publication of newspapers located in Minnesota, California, Washington State, Alaska, and North and South Carolina.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. All adjustments are normal recurring entries, except for a $1.4 million environmental reserve and a $10.6 million writedown of certain Internet investments included in the nine-month periods. Such financial statements are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	LONG-TERM BANK DEBT AND DERIVATIVE INSTRUMENTS

The Company's Credit Agreement includes term loans consisting of Tranche A of $404,000,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $181,000,000 bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at September 30, 2001, ranged from 3.3% to 4.6%. The debt is unsecured and is pre-payable without penalty.

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

The Company has outstanding letters of credit totaling $8,110,000 securing estimated obligations stemming from workers' compensation claims and other contingent claims.

Long-term bank debt (in thousands):

	September 30, 2001	December 31, 2000

Credit Agreement:
Term loans	$ 585,000	$ 669,000
Revolving credit line	72,500	110,000
Total indebtedness	657,500	779,000
Less current portion	(43,286)	(898)
Long-term indebtedness	$ 614,214	$ 778,102

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

No gain or loss has been recorded in net income as a result of ineffectiveness of these hedges. A loss, net of taxes, of $5,857,000 is recorded in comprehensive income related to these hedges - see the Company's Consolidated Statement of Stockholders' Equity.

Item 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Events and Trends

The Company's newsprint vendors increased the prices of newsprint in April, and again in September 2000. In addition, a price increase was announced to take effect March 2001. A portion of that increase was implemented but was rolled back on July 1. Prices in the third quarter were higher than the Company paid in the same quarter a year earlier; however, the higher newsprint prices were offset by lower newsprint usage in the third quarter of 2001. Price comparisons are expected to ease in the fourth quarter, and usage is also expected to be down from the 2000 level.

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

Third Quarter 2001 Compared To 2000

The Company reported net income of $14.2 million, or 31 cents per share, down 34.1% from the 2000 quarterly earnings of $21.6 million, or 48 cents per share. The decline in earnings was primarily attributable to the fall off in advertising revenues that began early in 2001, and was exacerbated by the September 11 terrorist attacks.

Revenues

Revenues in the third quarter of 2001 were $263.8 million, down 5.5% from 2000, with advertising revenues down 6.5% to $212.3 million and circulation revenues down 1.2% to $42.2 million.

The decrease in advertising revenues is primarily attributable to a 32.3% decline in classified employment advertising. Advertising revenues would have increased by 0.7% if classified employment were excluded from advertising revenue in the third quarter 2001 and 2000.

Operating Revenues by Region (in thousands):

	2001	2000	% Change

Minnesota newspaper	$ 88,151	$ 97,813	(9.9)%
California newspapers	89,778	92,648	(3.1)
Carolinas newspapers	43,104	45,765	(5.8)
Northwest newspapers	39,741	39,944	(0.5)
Non-newspaper operations	3,069	3,012	1.9
	$ 263,843	$ 279,182	(5.5)%

Minnesota - The (Minneapolis, MN) Star Tribune generated 33.4% of the Company's third quarter revenues. Total revenues declined 9.9% at the Star Tribune. Advertising revenues declined 11.8%, primarily due to a 22.6% decline in classified advertising and a 15.7% decline in national advertising. These declines were partially offset by a 1.6% increase in retail advertising. Within the classified category, employment advertising declined 43.4%.

California - California contributed 34.0% of the Company's third quarter revenues. Total revenues at the three California Bee newspapers were down 3.1%. Advertising revenues declined 3.2% which was attributable to a 5.2% decline in both retail and classified advertising. These declines were partially offset by an 8.0% increase in national advertising. Within classified advertising, employment declined by an18.9% but was partially offset by a 19.3% gain in real estate.

Carolinas - The Carolinas, which includes four daily and ten community newspapers, generated 16.3% of third quarter revenues. Total revenues declined 5.8%, while advertising revenue decreased by 7.3%. This advertising decline was attributable to a 2.4% decline in retail and 15.7% decrease in classified. Within classified advertising, employment dropped 41.4%.

The Northwest - The Northwest newspapers generated 15.1% of the Company's third quarter revenues. Total revenues declined by 0.5% and advertising revenues decreased 0.5%. The Northwest newspapers recorded a 1.3% increase in retail and a 5.6% increase in national. These increases were offset by a 6.9% decline in classified advertising. Within classified advertising, employment declined 12.3%.

Non-Newspaper Operations - Revenues were up 1.9%, largely due to a 5.8% increase in revenue at The Newspaper Network (TNN), the Company's national sales and marketing subsidiary. Revenue growth at TNN was partially offset by declines in revenue at Nando Media, the Company's national online publishing operation.

Operating Expenses:

Total operating expenses increased 0.4% in the third quarter. Newsprint expense declined 1.8%. Newsprint prices were 8.1% above 2000 levels, offset by a 9.2% decrease in consumption. Consumption declined due to lower advertising linage and conversions to narrower web widths. Total compensation increased 2.5%. Salary costs were down 2.0% reflecting headcount reductions, but unfavorable comparisons in retirement and health insurance costs pushed total compensation costs higher.

Non-Operating (Expenses) Income - Net:

Interest expense was $10.2 million for the third quarter 2001. This is a 36.2% decrease from the third quarter 2000 as the Company continued to benefit from lower interest rates and debt repayment from free cash flow. The Company recorded $510,000 as its share of the Ponderay Newsprint Mill's income versus a $120,000 loss in 2000.

Income Taxes:

The Company's effective income tax rate was 55.1% versus 48.3% in 2000 and primarily reflects lower income before tax, relative to a fixed amount of non-deductible expenses in each year.

Nine-Month Comparisons

Earnings in the nine-month period ending September 30, 2001 were $37.1 million or 81 cents per share, down 40.4% from 2000 earnings of $62.2 million or $1.38 cents per share. Earnings in the 2001 nine-month period reflect a writedown of Internet investments and a reserve for an environmental clean-up, both recorded in the second quarter of the year. Excluding these items, earnings were 94 cents per share in the 2001 nine-month period. Generally, the same factors that drove the third quarter results also affected the nine-month period, with notable differences discussed below.

Revenues:

Total revenues were $803.3 million in the first nine months of 2001, down 3.5% from 2000. Advertising revenues declined 4.1% to $646.1 million and circulation revenues declined 1.9% to $127.5 million.

Operating Revenues By Region (in thousands):

	2001	2000	% Change

Minnesota newspaper	$ 273,273	$ 295,448	(7.5)%
California newspapers	267,716	270,837	(1.2)
Carolinas newspapers	133,385	138,865	(4.0)
Northwest newspapers	119,232	118,290	0.8
Non-newspaper operations	9,725	8,685	12.0
	$ 803,331	$ 832,125	(3.5)%

Minnesota and Carolina Newspapers - The Star Tribune and Carolina newspapers generated 34.0% and 16.6% of total revenue, respectively. Advertising revenues declined by 8.9% and 5.0% at the Star Tribune and Carolina newspapers. These declines were primarily attributable to a $30.1 million decrease in employment advertising at these regions.

California Newspapers - The Company's California newspapers generated 33.3% of total revenue. Advertising revenues declined by 0.9% primarily due to a 10.6% decrease in classified employment. This decrease was partially offset by gains in national and classified real estate advertising.

Northwest Newspapers - The Northwest newspapers generated 14.8% of total revenues and was the only region to show revenue growth. Advertising revenues increased 1.5% as retail and national gains help to offset lower classified advertising.

Non-Newspaper Operations - Revenues increased 12.0%, largely due to a 15.9% increase of TNN's revenues. Revenue growth at TNN was partially offset by declines in revenue at Nando Media.

Operating Expenses:

Total operating expenses increased 2.4% primarily due to higher newsprint prices and a $1.4 million environmental reserve. Newsprint expenses increased 6.3% with prices up 12.8%, while consumption was down 5.7%. Other operating expenses increased 1.7%, with a 2.1% increase in compensation and a 1.1% increase in all other operating expenses, which was partially due to the environmental reserve.

Non-Operating (Expense) Income - Net:

Interest expense decreased 28.0% to $35.3 million compared to $49.1 million in 2000. This is a 28.0% decrease from the third quarter 2000 and reflects lower debt balances and falling interest rates. Non-operating expenses included a pre-tax charge of $l0.6 million to write down certain Internet investments. The Company recorded $780,000 as its share of The Ponderay Newsprint Mill's income versus a $680,000 loss in 2000.

Income Taxes:

The Company's effective income tax rate was 53.3% due to the same factors discussed in the third quarter comparisons above.

Liquidity & Capital Resources

Operations generated $146.4 million through September 30, 2001. Cash was used primarily to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be about $38 million in 2001.

See footnote 2 to the consolidated financial statements for a description of the Company's $657.5 million of bank debt and the derivative instruments. The Company has outstanding letters of credit totaling $8.1 million securing estimated obligations stemming from workers' compensation claims, and other contingent claims. The Company had $126.9 million of available credit under its Credit Agreement at September 30, 2001.

Consistent with its policy of hedging the variability of expected cash flows attributable to interest rate fluctuations, in late October 2001 the Company entered into two interest rate swap agreements to replace a current swap agreement that expires in June 2002. The first is an interest rate swap agreement for a notional amount of $100 million at a fixed interest rate of 3.40% that begins in June 2002 and expires in June 2003. The second is an interest rate swap agreement for a notional amount of $100 million at a fixed interest rate of 3.78% that begins in June 2002 and expires in June 2004. The swaps were entered into to match the significant terms of the underlying debt to provide highly effective hedges, and are designated as cash flow hedges under the provisions of FAS 133.

The effect of these hedges is to have fixed rate swap agreements through June 2003 hedging $300 million of debt and to have fixed rate swap agreements from June 2003 through June 2004 hedging $100 million of debt. The remainder of McClatchy's bank debt is floating (see footnote 2 to the consolidated financial statements).

While the Company expects that most of its free cash flow generated from operations in 2001 and in the foreseeable future will be used to repay debt, management is of the opinion that operating cash flow and its present credit lines as described above are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

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

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements to help maintain the overall interest rate parameters set by management. None of these agreements were entered into for trading purposes. (See note 2 to the consolidated financial statements.) As a result of this interest rate mix, a hypothetical 10 percent change in interest rates would have a $0.02 per-share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.

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

The McClatchy Company
Registrant

Date: November 13, 2001	/s/ Patrick J. Talamantes Patrick J. Talamantes Vice President, Finance, Treasurer and Chief Financial Officer