Form 10-K405
period 2001-12-30
MCCLATCHY CO
filed 2002-03-29
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2001

For the transition period from              to             .

Commission File Number 1–9824

The McClatchy Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2080478 (I.R.S. Employer Identification No.)

2100 “Q” Street, Sacramento, CA. (Address of principal executive offices)	95816 (Zip Code)

Registrant’s telephone number, including area code: (916) 321–1846

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Aggregate market value of the Company’s voting stock held by non–affiliates on March 18, 2002, based on the closing price for the Company’s Class A Common Stock on the New York Stock Exchange on such date: approximately $1,165,793,706. For purposes of the foregoing calculation only, required by Form 10–K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding at March 18, 2002:

Class A Common Stock—19,060,469 shares

Class B Common Stock—26,623,147 shares

Documents incorporated by reference:

Definitive Proxy Statement for the Company’s May 15, 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

INDEX TO THE McCLATCHY COMPANY

2001 FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

The McClatchy Company, a Delaware corporation, is a successor in interest to McClatchy Newspapers, Inc., a Delaware corporation, and was created as a result of the Amended and Restated Agreement and Plan of Merger and Reorganization (the “merger”), dated as of February 13, 1998, between (among others) McClatchy Newspapers, Inc. and Cowles Media Company (nka, The Star Tribune Company), a Delaware corporation (“Cowles”). Pursuant to the merger agreement, McClatchy Newspapers, Inc. and Cowles each became wholly-owned subsidiaries of The McClatchy Company. All references to the “Company” herein include the predecessor in interest, McClatchy Newspapers, Inc.

The Company dates to the California Gold Rush era of 1857. The three California Bees—The Sacramento Bee, The Fresno Bee and The Modesto Bee—were the core of the Company for more than a century. The Company began to diversify geographically outside of California in 1979 when it purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri-City Herald in Southeastern Washington. In 1986, the Company purchased its fifth largest newspaper, The (Tacoma) News Tribune. In the early and mid 1990’s the Company expanded into the Carolinas when it purchased The News and Observer Publishing Company, and into the Midwest with the 1998 acquisition of The Star Tribune Company.

The Company owns and publishes 24 newspapers in four regions of the country—Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). These newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the calendar year 2001, the Company had an average paid daily circulation of 1,387,176, Sunday circulation of 1,850,438 and non-daily circulation of 64,850.

While newspaper publishing remains the Company’s core business, it is supplemented by a growing array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites and regional online portals in each of its 11 daily newspaper markets offering users information, comprehensive news, advertising, e-commerce and other services.

Each of the Company’s newspapers is largely autonomous in its business and editorial operations so as to meet most effectively the needs of the communities it serves. Publishers and editors of the newspapers make the day-to-day decisions and within limits are responsible for their own budgeting and planning. Policies on such matters as the amount and type of capital expenditures, key personnel changes, and strategic planning and operating budgets, including wage and pricing matters, are approved or established by the Company’s senior management or Board of Directors.

Each of its eleven daily newspapers has the largest circulation of any newspaper servicing its particular metropolitan area. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 81% of consolidated revenues in 2001 and 2000. Circulation revenues approximated 16% of consolidated revenues in 2001 and 15% of consolidated revenues in 2000.

The Company’s financial results are reported on a 52/53-week fiscal year ending on the last Sunday in December. Its fiscal year ended December 30, 2001 included 52 weeks while its fiscal year ended December 31, 2000 included 53 weeks. Please see Part II Item 7 for a discussion of the Company’s results of operations. The Company’s newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the Easter holiday and spring advertising season, and Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits.

Other businesses owned by the Company include Nando Media, the Company’s national online publishing operation, and The Newspaper Network (TNN), a national sales and marketing company. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in Washington State.

When used in this Report, the words “believes,” “expects,” “anticipates,” “estimates,” and similar expressions are generally intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, including those discussed under the heading “Forward Looking Information” in Part II, Item 7, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Star Tribune

The Star Tribune, a morning newspaper serving Minneapolis-St. Paul and the surrounding metropolitan area, is the Company’s largest newspaper, contributing 33.9% of fiscal 2001 revenues compared to 35.3% of fiscal 2000 revenues. The Star Tribune competes in the eastern portion of its market with the Pioneer Press, which operates in St. Paul, Minnesota. The Star Tribune’s daily average paid circulation in calendar year 2001 increased 0.7% to 376,08, while Sunday average paid circulation was down 1.0% to 670,333 in calendar year 2001. As of December 30, 2001, approximately 76% of the daily and 75% of Sunday circulation was home delivered.

The Star Tribune’s advertising volumes for the fiscal years ended December 30, 2001 and December 31, 2000 are set forth in the following table:

	2001	2000
Full Run advertising linage in thousands of six-column inches	1,995	2,131
Preprints distributed in millions	1,042	1,008

The Star Tribune’s fiscal 2001 net revenues decreased 9.2% to $365,931,000 from fiscal 2000, but were down an estimated 7.8% on a 52-week comparable basis.

California Newspapers

The three “Bee” newspapers have formed the core of the Company’s operations for many years and continue to have a significant influence on the civic, political, economic and cultural life of California’s Central Valley. These newspapers are summarized below:

	2001 Circulation (1)
Newspaper	Daily/Weekly	Sunday	2001 Revenues	2000 Revenues
The Sacramento Bee	294,017	350,708	$217,486,000	$225,528,000
The Fresno Bee	160,770	190,289	89,018,000	92,996,000
The Modesto Bee	85,502	91,627	54,701,000	53,047,000
Clovis Independent	6,438	N/A	1,653,000	1,834,000
(1)	Based on calendar year average paid circulation.

The California newspapers produced approximately 33.6% of total Company revenues in fiscal 2001, compared to 32.7% in fiscal 2000. Fiscal 2001 revenues at the California newspapers decreased 2.8% from fiscal 2000, but were down approximately 1.2% on a 52-week comparable basis.

The Clovis Independent is a weekly newspaper that circulates in Clovis, California, a community east of Fresno.

The Sacramento Bee

The Sacramento Bee is a morning newspaper serving the California state capital and the surrounding metropolitan area. In calendar year 2001, The Sacramento Bee’s average paid circulation increased 0.1% daily and was down 1.5% Sunday. As of December 30, 2001, approximately 85% of the daily, and 79% of the Sunday circulation was home delivered.

The Sacramento Bee’s advertising volumes for the fiscal years ended December 30, 2001 and December 31, 2000 are set forth in the following table:

	2001	2000
Full Run advertising linage in thousands of six-column inches column inches	2,436	2,514
Preprints distributed in millions	548	588

The Sacramento Bee’s fiscal 2001 net revenues decreased 3.6% from fiscal 2000 revenues.

The Fresno Bee

The Fresno Bee is a morning newspaper serving the Fresno, California metropolitan area. In 2001, The Fresno Bee’s calendar year 2001 average paid circulation increased 0.7% daily and decreased 1.8% Sunday. As of December 30, 2001, approximately 89% of The Fresno Bee’s daily and 86% of the Sunday circulation was home delivered.

The Fresno Bee’s advertising volumes for the fiscal years ended December 30, 2001 and December 31, 2000 are set forth in the following table:

	2001	2000
Full Run advertising linage in thousands of six-column inches	1,218	1,303
Preprints distributed in millions	271	276

The Fresno Bee’s fiscal 2001 net revenues decreased 4.3% from 2000.

The Modesto Bee

The Modesto Bee is a morning newspaper that serves the Modesto, California metropolitan area, located between Sacramento and Fresno. The Modesto Bee’s calendar year 2001 average paid circulation increased 0.7% daily and 0.2% Sunday. As of December 30, 2001, approximately 85% of the daily and 84% of the Sunday circulation was home delivered.

The Modesto Bee’s advertising volumes for the fiscal years ended December 30, 2001 and December 31, 2000, are set forth in the following table:

	2001	2000
Full Run advertising linage in thousands of six-column inches	1,246	1,169
Preprints distributed in millions	141	143

The Modesto Bee’s fiscal 2001 net revenues increased 3.1% from fiscal 2000.

Carolinas Newspapers

The Carolinas newspapers include The News & Observer, the second largest newspaper in North Carolina, and three daily newspapers in South Carolina. The Company also operates ten non-daily newspapers in North and South Carolina strategically located near its daily newspapers.

The Carolinas newspapers are summarized below:

	2001 Circulation (1)
Newspaper	Daily/Weekly	Sunday	2001 Revenues	2000 Revenues
The News & Observer (Raleigh)	168,830	209,568	$131,848,000	$144,165,000
The Herald (Rock Hill) (2)	31,246	33,172	14,058,000	14,492,000
The Island Packet (Hilton Head)	16,947	17,913	15,138,000	13,971,000
The Beaufort Gazette	12,008	11,111	6,039,000	6,278,000
Non-daily newspapers (2)	43,978	N/A	10,468,000	10,324,000

(1) Based on calendar year average paid circulation.

(2) Four South Carolina non-daily newspapers’ revenues are consolidated with revenues of The (Rock Hill) Herald.

The Carolinas newspapers produced 16.4% of total Company revenues in fiscal 2001 versus 16.6% reported in fiscal 2000. Revenues at the Carolinas newspapers declined 6.2% from 2000, but were down approximately 4.8% on a 52-week comparable basis.

The News & Observer

The News & Observer, the Company’s third largest newspaper, is a morning daily serving North Carolina’s state capital, Raleigh, and the Research Triangle, which includes Raleigh, Durham and Chapel Hill, North Carolina.

The News & Observer’s average paid circulation in calendar year 2001 increased approximately 0.9% daily and 0.3% Sunday. As of December 30, 2001, approximately 80% of the daily and 76% of the Sunday circulation was home delivered.

The News & Observer’s advertising volumes for the fiscal years ended December 30, 2001 and December 31, 2000 are set forth in the following table:

	2001	2000
Full Run advertising linage in thousands of six-column inches	2,033	2,115
Preprints distributed in millions	314	308

The News & Observer’s fiscal 2001 net revenues decreased 8.5% from 2000.

The Herald

The Herald is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is a community approximately 25 miles southwest of Charlotte, North Carolina. In 2001, The Herald’s calendar year 2001 average paid circulation increased 0.6% daily and 0.8% on Sunday from calendar year 2000.

The Herald’s main competitor is a zoned edition of the Charlotte Observer, whose circulation in The Herald’s primary circulation area is estimated to be approximately a third of The Herald’s circulation. As of December 30, 2001, approximately 79% of the daily and 77% of the Sunday circulation was home delivered.

Advertising volumes for the fiscal years ended December 30, 2001 and December 31, 2000 are set forth in the following table:

	2001	2000
Full Run advertising linage in thousands of six-column inches	775	866
Preprints distributed in millions	50	47

The Herald’s fiscal 2001 net revenues decreased 3.0% from fiscal 2000.

The Island Packet and The Beaufort Gazette

The Island Packet and The Beaufort Gazette serve Beaufort County in southeastern South Carolina. The Island Packet serves Hilton Head Island and the town of Bluffton where tourism, retirement communities and services are the economic mainstays. The Gazette serves the city of Beaufort and northern Beaufort County encompassing surrounding islands of Lady’s, St. Helena, Fripp and Paris. In 2001, the management and many business functions of the two newspapers were combined to pursue regional strategies and operational synergies.

From calendar year 2000 to calendar year 2001, the average paid circulation increased 3.0% daily and declined 0.3% Sunday at The Island Packet, and increased 3.9% daily and 0.6% Sunday at The Gazette.

As of December 30, 2001, approximately 66% of the daily and Sunday circulation of The Packet was home delivered. Comparable amounts for The Gazette were 60% daily and 66% Sunday.

Advertising volumes for the fiscal years ended December 30, 2001 and December 31, 2000 are set forth in the following table:

	2001	2000
Packet Full Run advertising linage in thousands of six-column inches	912	854
Packet Preprints distributed in millions	19	17
Gazette Full Run advertising linage in thousands of six-column inches	367	427
Gazette Preprints distributed in millions	14	16

The Packet’s fiscal year 2001 net revenues increased 8.3% over fiscal 2000, while The Gazette’s net revenues decreased 3.8%.

Carolinas Non-daily Newspapers

The South Carolina non-daily newspapers include the Clover Herald, the Yorkville Enquirer, the Lake Wylie Magazine and the Fort Mill Times, and serve small communities in Chester and York counties. Their combined paid non-daily circulation is 8,686.

The North Carolina non-dailies are newspapers that serve small communities generally surrounding Raleigh. They are: Chapel Hill News; Cary News; Zebulon Record, Wendall Clarion and Knightdale Times, and Smithfield Herald. Their combined paid non-daily circulation is 34,056.

Northwest Newspapers

The Company publishes four newspapers in Washington State and the largest daily newspaper in Alaska. These newspapers are summarized below:

	2001 Circulation (1)
Newspaper	Daily/Weekly	Sunday	2001 Revenues	2000 Revenues
The News Tribune	128,770	145,825	$80,761,000	$83,435,000
Anchorage Daily News	71,853	85,300	54,668,000	54,998,000
Tri-City Herald	41,152	44,591	21,260,000	21,380,000
Non-daily newspapers	14,434	N/A	3,945,000	4,143,000
(1)	Based on calendar year average paid circulation.

The Company’s Northwest newspapers produced 14.9% of the Company’s total revenues in fiscal 2001 versus 14.4% in fiscal 2000. Revenues in fiscal 2001 at the Northwest newspapers declined 2.0% versus fiscal 2000, but were down approximately 0.2% on a 52-week comparable basis.

The News Tribune

The News Tribune, a morning newspaper, primarily serves the Tacoma, Washington, metropolitan area in Pierce and South King Counties. It is the third largest newspaper in Washington State. Tacoma is approximately 30 miles south of Seattle. The News Tribune competes in the northernmost fringes of its market with the major Seattle daily newspapers. In calendar year 2001, the average paid circulation of The News Tribune increased 0.1% daily and 0.2% Sunday. As of December 30, 2001, approximately 84% of the daily and 82% of the Sunday circulation was home delivered.

The News Tribune’s advertising volumes for the fiscal years ended December 30, 2001 and December 31, 2000 are set forth in the following table:

	2001	2000
Full Run advertising linage in thousands of six-column inches	1,420	1,491
Preprints distributed in millions	223	222

The News Tribune’s fiscal 2001 net revenues decreased 3.2% from fiscal 2000.

Anchorage Daily News

The Anchorage Daily News, a morning newspaper, is Alaska’s largest newspaper. The Anchorage Daily News circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprising metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

The Daily News’ average paid daily circulation increased 1.5% in calendar year 2001, while Sunday circulation increased 0.2%. As of December 30, 2001, approximately 69% of the daily and 65% of the Sunday circulation was home delivered.

Advertising volumes for the fiscal years ended December 30, 2001 and December 31, 2000, are set forth in the following table:

	2001	2000
Full Run advertising linage in thousands of six-column inches	967	1,042
Preprints distributed in millions	85	89

Anchorage Daily News’ fiscal 2001 net revenues declined 0.6% from fiscal 2000.

Tri-City Herald

The Tri-City Herald is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. For calendar year 2001, the Tri-City Herald’s average paid circulation increased 0.4% daily and Sunday. As of December 30, 2001, approximately 90% of the daily and 88% of the Sunday circulation was home delivered.

The Tri-City Herald’s advertising volumes for the fiscal years ended December 30, 2001 and December 31, 2000 are set forth in the following table:

	2001	2000
Full Run advertising linage in thousands of six-column inches	757	796
Preprints distributed in millions	83	85

The Tri-City Herald’s fiscal 2001 net revenues decreased 0.6% from fiscal 2000.

Northwestern Non-daily Newspapers

The Company’s other non-daily newspapers include the Peninsula Gateway in South Puget Sound and The Puyallup Herald, which circulates weekly in South Pierce County, near Tacoma.

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

The Company’s rapidly expanding Internet activities have produced robust local websites and regional Internet portals at each of its 11 daily newspaper markets. These efforts are supported by Nando

Media, the Company’s interactive media operation which has two primary roles: First, Nando Media serves as a technology and content partner to the Company and to other newspapers, providing hosting, programming, and customized news services. Second, as a stand-alone Internet publisher, it generates revenues based on audience on its websites, Nando Times and Nando Sports Server.

Revenues for all other operations in fiscal 2001, primarily TNN and Nando Media, were $13.1 million, an increase of 3.6% from fiscal 2000 and represent 1.2% of total revenues in fiscal 2001 versus 1.1% in fiscal 2000.

Raw Materials

During fiscal 2001, the Company consumed approximately 251,400 metric tons of newsprint compared to 274,500 metric tons in fiscal 2000. The Company currently obtains its supply of newsprint from a number of suppliers under long–term contracts.

Newsprint and supplement expense accounted for 18.2% of operating expenses in fiscal 2001 compared to 18.6% in fiscal 2000. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated needs. Significant increases in the price of newsprint would adversely affect the operating results of the Company to the extent that it was not offset by advertising and circulation volume and/or rate increases.

The Company, through a wholly-owned subsidiary, Newsprint Ventures, Inc., and four other publishers and a major newsprint manufacturer are partners in Ponderay Newsprint Company, a general partnership which owns and operates a newsprint mill located sixty miles northeast of Spokane, Washington. The mill became operational in late 1989 and has a production capacity in excess of 240,000 metric tons annually. The publisher partners have committed to take 126,000 metric tons of this anticipated production on a “take-if-tendered” basis with the balance to be sold on the open market. The Company’s annual commitment is 28,400 metric tons. See “Management’s Discussion and Analysis” and the financial statements and accompanying notes for further discussion of the impact of this investment on the Company’s business.

Competition

The Company’s newspapers and Internet sites compete for advertising revenues and readers’ time with television, radio, the Internet and other computer services, direct mail programs, free shoppers, suburban neighborhood and national newspapers and other publications, and billboard companies, among others. In some of its markets (primarily Minneapolis, Minnesota; Tacoma, Washington; and Rock Hill, South Carolina), the Company’s newspapers also compete with other newspapers published in nearby cities and towns. Competition for advertising is generally based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation is generally based upon the content, journalistic quality, service and the price of the newspaper. The Company’s major daily newspapers are ahead of their direct newspaper competitors in both advertising linage and general circulation in their respective markets, and its Internet sites are the leading local sites in all of the Company’s 11 major daily newspaper markets, based upon various independent and Company research.

Employees—Labor

As of December 30, 2001, the Company had 9,570 full and part-time employees, of whom approximately 23.7% were represented by unions. Most of the Company’s union represented employees are currently working under labor agreements expiring in various years.

While the Company’s newspapers have not had a strike since 1980 and they do not currently anticipate a strike occurring, the Company cannot preclude the possibility that a strike may occur at one or more of its newspapers when future negotiations occur. The Company believes that, in the event of a newspaper strike, it would be able to continue to publish and deliver to subscribers, a capability which is critical to retaining revenues from advertising and circulation.

ITEM 2. PROPERTIES

The corporate headquarters of the Company are located at 2100 “Q” Street, Sacramento, California. The general character, location and approximate size of the principal physical properties used by the Company at December 30, 2001, are set forth below.

	Approximate Area in Square Feet
	Owned	Leased
Printing plants, business and editorial offices and warehouse space located in:
Minneapolis, Minnesota (greater Minneapolis area)	930,635	314,071
Sacramento, California (greater Sacramento area)	698,914	221,081
Fresno, California	406,000	44,248
Tacoma, Washington	319,599	27,357
Raleigh, North Carolina	212,700	54,791
Modesto, California	148,816	17,700
Garner, North Carolina	131,500
Anchorage, Alaska	129,926
Kennewick, Washington	98,081
Rock Hill, South Carolina	49,000	5,957
Hilton Head, South Carolina	30,000	1,640
Chapel Hill, North Carolina	23,084
Beaufort, South Carolina	16,500	600
Gig Harbor, Washington	13,200	96
Puyallup, Washington	6,500	13,875
Durham, North Carolina		16,715
Other	19,061	85,347

The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of its newspapers.

ITEM 3.	LEGAL PROCEEDINGS

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy and wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Historically, such claims and proceedings have not had a material adverse effect upon the Company’s consolidated results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol—MNI). A small amount of Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company’s Class B Stock is not publicly traded. The following table lists dividends paid on Common Stock and the prices of the Company’s Class A Common Stock as reported by these exchanges for fiscal 2001 and 2000:

	2001			2000
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$42.66	$36.50	$0.10	$45.13	$31.00	$0.10
2nd Quarter	$43.22	$37.50	$0.10	$36.00	$28.75	$0.10
3rd Quarter	$44.70	$39.15	$0.10	$36.94	$31.25	$0.10
4th Quarter	$49.60	$41.06	$0.10	$43.06	$33.75	$0.10

The Company’s Board of Directors does not anticipate reducing the present level of quarterly dividend payments. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition and requirements, and other factors considered relevant by the Board.

The number of record holders of Class A and Class B Common Stock at March 18, 2002, was 1,782 and 24, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
(Dollars in thousands, except per share amounts)

	December 30, 2001	December 31, 2000	December 26, 1999	December 27, 1998	December 31, 1997
CONSOLIDATED INCOME STATEMENT DATA:
REVENUES – NET:
Advertising	$871,375	$926,745	$875,299	$756,052	$504,745
Circulation	168,462	175,429	175,638	162,433	107,298
Other	40,216	39,950	37,010	50,166	29,907

Total	1,080,053	1,142,124	1,087,947	968,651	641,950
OPERATING EXPENSES:
Depreciation and amortization	109,330	109,487	106,884	93,786	53,269
Other costs and expenses	796,884	798,807	756,364	694,007	472,195

Total	906,214	908,294	863,248	787,793	525,464

OPERATING INCOME	173,839	233,830	224,699	180,858	116,486
Partnership income (losses)	527	(60)	(850)	1,450	(500)
Loss on Internet investments	(10,556)
Other non-operating (expenses) income	(43,108)	(62,750)	(63,588)	(60,205)	1,005

INCOME BEFORE INCOME TAX PROVISION	120,702	171,020	160,261	122,103	116,991
Income tax provision	62,705	82,090	77,729	61,052	47,759

NET INCOME	57,997	$88,930	$82,532	$61,051	$69,232

EARNINGS PER COMMON SHARE:
Basic	$1.28	$1.97	$1.84	$1.41	$1.82

Diluted	$1.27	$1.97	$1.83	$1.41	$1.81

DIVIDENDS PER COMMON SHARE	$0.40	$0.40	$0.38	$0.38	$0.38

CONSOLIDATED BALANCE SHEET DATA:
Total assets	$2,104,160	$2,165,658	$2,204,028	$2,248,430	$857,798
Long-term bank debt	594,714	778,102	878,166	1,004,000	94,000
Stockholders’ equity	998,165	958,851	879,666	807,005	567,055

The Company changed its fiscal reporting to a 52/53 week year in 1998. This change did not have a material impact on reported results. Results in 2001 include charges totaling 13 cents per share to write down certain Internet investments and reserve for an environmental clean-up. Results for 1997 include a gain totaling 14 cents per share for the sale of certain business operations and real estate. The financial information also gives effect to the acquisition of the Star Tribune in March 1998. This summary should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company owns and publishes 24 newspapers in four regions of the country—Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). The newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 30, 2001, the Company had an average paid daily circulation of 1,387,176, Sunday circulation of 1,850,438 and non-daily circulation of 64,850.

While newspaper publishing remains the Company’s core business, it is supplemented by a growing array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites and regional online portals in each of its 11 daily newspaper markets offering readers information, comprehensive news, advertising, e-commerce and other services.

Recent Events and Trends

The Company’s net revenues in 2001 were $1.08 billion, down 5.4% from 2000, due primarily to a significant decline in employment classified advertising.

Newsprint is the major component of the Company’s cost of raw materials and represented 18.2% of the Company’s overall operating expenses in 2001. Consequently, the Company’s earnings are sensitive to changes in newsprint prices. Newsprint prices began to rise with an October 1999 newsprint price increase, followed by April and September 2000 increases. As a result, newsprint expenses were higher in 2000 and through the third quarter of 2001 than in the comparable prior periods. Newsprint prices began to fall in late 2001 and have continued to decline in the first quarter of 2002.

See discussion below at Results of Operations for more information about the impact of revenue trends and newsprint prices on the Company’s results.

During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133 (Accounting for Derivative Instruments and Hedging Activities) which requires that all derivatives be carried at fair value on the balance sheet. This statement was effective in the Company’s fiscal year 2001. The adoption of this statement did not materially impact the Company’s financial results. See notes 2 and 9 to the consolidated financial statements.

Since 1995, the Company has made two large acquisitions—The Star Tribune Company and the News and Observer Publishing Company. A significant amount of the value of the assets purchased in these acquisitions were allocated to intangible assets, which the Company has been amortizing over periods ranging from three to 40 years.

In June 2001, the FASB approved for issuance SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates pooling of interest accounting for business combinations and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001.

SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in connection with a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002 as required. The Company expects that the adoption of SFAS No. 142 will reduce the amortization expense recognized by the Company in fiscal year 2002 by approximately $34.6 million, and will reduce the effective income tax rate applied to the Company’s income before taxes to an estimated rate of 39.7% in 2002.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

The Company’s fiscal year included 52 weeks in 2001 versus 53 weeks in 2000, decreasing revenues and expenses, but having no material effect on net income. Net income in 2001 was $58.0 million, down 34.8%, or $1.27 per share, compared to 2000 earnings of $88.9 million, or $1.97 per share. The decline in earnings was primarily attributable to the fall off in advertising revenues which impacted the newspaper industry throughout 2001.

OPERATING REVENUES:

Revenues in the fiscal year 2001 were $1.08 billion, down 5.4% from 2000, with advertising revenues down 6.0% to $871.4 million, and circulation revenues down 4.0% to $168.5 million. Excluding the 53rd week from 2000, management estimates that total revenues declined 3.9% and that advertising revenues were down 4.5%. Within advertising revenue, classified employment declined an estimated 28.3%. Excluding classified employment, total advertising revenue would have increased approximately 1.6% for the fiscal year 2001, on a 52-week comparable basis. Circulation revenues declined an estimated 2.1% on a 52-week comparable basis, primarily reflecting increased revenue sharing with carriers who are independent contractors (recorded as a reduction to revenues).

Operating Revenues By Region (in thousands):

	2001	2000	% Change
Minnesota newspaper	$365,931	$402,907	(9.2)%
California newspapers	362,858	373,405	(2.8)%
Carolinas newspapers	177,551	189,230	(6.2)%
Northwest newspapers	160,634	163,956	(2.0)%
Non-newspaper operations	13,079	12,626	3.6%

	$1,080,053	$1,142,124	(5.4)%

Minnesota—The Star Tribune generated 33.9% of the Company’s revenues. Total revenues at the Star Tribune declined by 9.2%, with total advertising revenue down 10.3% from 2000. The decline in advertising revenues was primarily attributable to a 20.1% decrease in classified advertising and a 14.5% decrease in national advertising. Within the classified category, employment advertising declined 36.9%, which was partially offset by a 27.2% increase in real estate advertising. Excluding the 53rd week in 2000, total revenues decreased approximately 7.8% with advertising revenues down an estimated 9.0%.

California—The Company’s California newspapers—The Sacramento Bee, The Fresno Bee and The Modesto Bee—generated 33.6% of the Company’s revenue. Total revenues at the three California Bee newspapers were down 2.8%, with total advertising revenue down 2.6%. The decline in advertising revenue was attributable to a 5.2% decrease in classified advertising and a 3.7% decrease in retail advertising. These declines were partially offset by a 7.6% increase in national advertising. Within classified advertising, employment declined by 15.1%, which was partially offset by an 11.2% gain in real estate advertising. Excluding the 53rd week in 2000, total revenues decreased approximately 1.2% with advertising revenues down an estimated 1.0%.

Carolinas—The Carolinas, which include four daily and ten community newspapers, generated 16.4% of the Company’s revenue. Total revenue declined by 6.2% with advertising revenue down 7.4%. The decline in advertising revenue was attributable to a 14.8% decrease in classified advertising and a 1.8% decrease in retail advertising. Within classified advertising, employment declined by 37.1%, which was partially offset by an 8.6% increase in real estate advertising. Excluding the 53rd week in 2000, total revenues decreased approximately 4.8% with advertising revenues down an estimated 6.0%.

The Northwest—The Northwest newspapers generated 14.9% of the Company’s revenues. Total revenue declined by 2.0%, with advertising revenue down 1.4%. The decline in advertising revenue is attributable to a 4.0% decrease in classified advertising and a 3.7% decrease in retail advertising. Within classified advertising, employment declined by 10.8% in this region. Excluding the 53rd week in 2000, total revenues decreased approximately 0.2% while advertising revenue increased by about 0.4%.

Non-Newspaper Operations—Revenues were up 3.6%, largely due to an 8.0% increase in revenue at The Newspaper Network (TNN), the Company’s national sales and marketing subsidiary. Revenue growth at TNN was partially offset by declines in national online revenues at Nando Media, the Company’s national online publishing operation. Total Internet revenues increased 18.3% in 2001 to

$ 19.9 million, but are largely included in each newspaper’s revenues. Excluding the 53rd week in 2000, total revenues at the Company’s non-newspaper operations increased approximately 5.5%.

OPERATING EXPENSES:

Total operating expenses decreased 0.2% to $906.2 million in 2001 and were up approximately 1.5% excluding the 53rd week in 2000. The largest increase in operating costs was in compensation which was up 0.6%, and up approximately 2.5% on a 52-week comparison. Newsprint and supplements declined 2.4% (down approximately 0.6% on a 52-week comparable basis). Newsprint usage decreased 8.4% from 2000, and was down an estimated 6.8% on a 52-week comparable basis. The lower usage reflects a combination of lower advertising activity and the conversion to a narrower page size at nine of the Company’s 11 daily newspapers. However, higher newsprint prices throughout most of 2001 offset much of the effect of lower newsprint usage.

NON-OPERATING (EXPENSES) INCOME—NET:

Interest expense decreased 31.9% to $44.0 million, compared to $64.7 million in 2000. This decrease reflects lower debt balances and falling interest rates. Non-operating expenses included a pre-tax charge of $10.6 million to write down certain Internet investments. The Company recorded $527,000 as its share of The Ponderay Newsprint Mill’s (Ponderay) income versus a $60,000 loss in 2000. See note 1 to the consolidated financial statements for a discussion of the Company’s investment in Ponderay.

INCOME TAXES:

The Company’s effective tax rate was 52.0% versus 48.0% in 2000 and primarily reflects lower income before tax, relative to a fixed amount of non-deductible expenses each year. The higher effective tax rate caused the Company’s earnings to decline 10 cents per share in 2001.

FISCAL 2000 COMPARED TO FISCAL 1999

The Company’s fiscal year included 53 weeks in 2000 versus 52 weeks in 1999, increasing revenues and expenses, but having no material effect on net income. Net income in 2000 was up 7.8% to a record $88.9 million, or $1.97 per share, from 1999 earnings of $82.5 million, or $1.83 per share. Higher advertising revenues, primarily from the California and Carolinas regions, more than offset higher newsprint prices resulting in earnings growth.

OPERATING REVENUES:

Revenues in fiscal year 2000 increased 5.0% to $1.14 billion, with advertising revenues up 5.9% to $926.7 million and circulation revenues down 0.1% to $175.4 million. Excluding the 53rd week in 2000, total revenues were up an estimated 3.3% with advertising revenues up about 4.2% and circulation revenues down approximately 2.1%.

Advertising revenue growth reflects a mix of rate increases and volume growth. The decline in circulation revenues largely reflects two actions. Many newspapers lowered the wholesale price of the newspaper to carriers to increase carrier profits and improve carrier retention. Secondly, The

Sacramento Bee converted from employee delivery to contract carrier delivery in its outlying regions with the effect of saving compensation, while lowering circulation revenues.

Operating Revenues By Region (in thousands):

	2000	1999	% Change
Minnesota newspaper	$402,907	$395,943	1.8%
California newspapers	373,405	344,882	8.3%
Carolinas newspapers	189,230	177,634	6.5%
Northwest newspapers	163,956	159,164	3.0%
Non-newspaper operations	12,626	10,324	22.3%

	$1,142,124	$1,087,947	5.0%

Minnesota—The Star Tribune generated 35.3% of the Company’s revenues. Total revenues at the Star Tribune were up l.8%, while advertising revenues totaled $327.8 million, up 2.2% from 1999. Much of the Star Tribune’s retail advertising was soft throughout 2000, particularly in the grocery category. However, retail preprint revenues grew 10.4% resulting in an overall increase of 1.5% in total retail advertising. National revenues increased 8.2% over 1999 and classified revenues were up 2.0%. Excluding the 53rd week in 2000, total revenues increased approximately 0.2% and advertising revenues were up about 0.8%.

California—The California newspapers generated 32.7% of the Company’s revenues and posted the strongest revenue gain of any region. Total revenues at the California newspapers were up 8.3% and advertising revenues increased 9.8%. Advertising revenue growth was strong in all categories:  retail up 7.4%, classified up 9.7% and national up 17.3%. Total revenue growth was slowed by a decline in circulation revenues of 1.1%, primarily reflecting the reasons discussed above. Excluding the 53rd week from 2000, total revenues and advertising revenues increased an estimated 6.5% and 8.1%, respectively.

Carolinas—The Carolinas newspapers’ revenues represents 16.6% of the Company’s revenues and were up 6.5%. Advertising revenues at the daily newspapers in the region totaled $148.2 million, up 7.6%. Like the California region, advertising revenues were strong across all categories: retail up 8.0%, classified up 5.6% and national up 6.6%. Excluding the 53rd week in 2000, total revenues were up about 5.0% and advertising revenues grew approximately 6.1%.

The Northwest—The Northwest newspapers generated 14.4% of total Company revenues. Total revenues increased 3.0% and advertising revenues grew 4.7%. Advertising revenue growth was led by classified which was up 7.3% over 1999, while retail and national were each up 1.8%. Excluding the 53rd week, total revenues were up about 1.1% and advertising was up approximately 3.2%. These slower rates of growth reflect tougher comparisons to 1999 when this was the Company’s fastest growing region in terms of revenues.

Non-Newspaper Operations—Revenues primarily reflect those at TNN, where revenues increased 19.5%, and Nando Media, where revenues grew 52.1%. Excluding the 53rd week, revenues at these operations grew approximately 20.1%.

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

NON-OPERATING (EXPENSES) INCOME—NET:

Interest expense declined 1.6% to $64.7 million. The Company’s debt was down substantially in 2000, but higher interest rates had an offsetting impact on the Company’s debt service costs. The Company’s share of losses from the Ponderay mill was down $790,000 from 1999 due primarily to higher newsprint prices.

INCOME TAXES:

The Company’s effective tax rate was 48.0% in 2000, down from the 1999 rate of 48.5%, due to income before taxes growing relative to a set amount of non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $18.9 million at December 30, 2001, versus $10.7 million at the end of 2000. The Company generated $197.0 million of cash from operating activities in 2001 and has generated an aggregate of $543.0 million over the last three years. The major uses of cash over the three-year period have been to repay debt, to purchase property, plant and equipment and to pay dividends. In 2001, the Company repaid $141.0 million of bank debt and has repaid $366.0 million over the last three years. The Company paid $18.2 million in dividends in 2001, while proceeds from issuing Class A stock under employee stock plans totaled $9.8 million. See the Company’s Statement of Cash Flows on page 28.

The Company expended a total of $37.1 million in 2001 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Capital expenditures over the last three years have totaled $132.5 million and planned expenditures in 2002 are estimated to be between $30 million and $35 million at existing facilities.

See notes 1 and 7 to the consolidated financial statements for a discussion of the Company’s commitments to Ponderay.

A syndicate of banks and financial institutions provided the bank debt financing for the 1998 acquisition of The Star Tribune Company under a Bank Credit Agreement (Credit Agreement). At December 30, 2001, the Company’s bank debt includes term loans consisting of Tranche A of $404 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $181 million bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19,

2007. A revolving credit line of up to $200 million bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at December 30, 2001, ranged from 2.6% to 3.9%.

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company’s ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At December 30, 2001, the Company had outstanding letters of credit totaling $7.8 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. The Company had $139.4 million of available credit under its current Credit Agreement at December 30, 2001.

The Company does not have, nor does it intend to enter into, derivative contracts for trading purposes. The Company has not attempted to hedge fluctuations in the normal purchases of goods and services used to conduct its business operations. Currently there is no intent to hedge or enter into contracts with embedded derivatives for the purchase of newsprint, ink, and other inventories, leases of equipment and facilities, or its business insurance contracts.

The Company utilizes interest rate protection agreements to help maintain the overall interest rate risk parameters set by management. None of these agreements were entered into for trading purposes. The Company has three interest rate swap agreements designated as cash flow hedges specifically designed to hedge interest rate fluctuations on $200 million of its variable rate bank debt through June 2002, and $100 million through June 2003. The effect of these agreements is to fix the LIBOR interest rate exposure at approximately 5.9% on that portion of the Company’s term loans.

Two additional interest rate swap agreements were entered into in the fourth quarter of 2001 to replace the $200 million swap agreement which expires in 2002. The first is an agreement for $100 million at a fixed interest rate of 3.4%, beginning in June 2002 and expiring in June 2003. The second is an agreement for $100 million at a fixed interest rate of 3.8% beginning in June 2002 and expiring in June 2004.

The five swap instruments were entered into to match the significant terms of the underlying debt to provide highly effective hedges. The effect of these hedges is to have fixed rate swap agreements through June 2003 hedging $300 million of debt and to have fixed rate swap agreements from June 2003 through June 2004 hedging $100 million of debt.

While the Company expects that most of its free cash flow generated from operations in 2002 and in the foreseeable future will be used to repay debt, management believes that the Company’s operating cash flow and its credit facilities as described above are adequate to meet its liquidity needs, including currently planned capital expenditures and other investments.

RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward Looking Information—We have made “forward-looking statements” in this document that are based upon our current expectations and knowledge of factors impacting our business, and are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates” “estimates,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; increased competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control.

Newsprint is the major component of our cost of raw materials. Newsprint and supplement expense accounted for approximately 18% of McClatchy’s operating expenses in fiscal 2001. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers would be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 30, 2001, approximately 24% of our 9,570 full and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations, restrict our ability to maximize the efficiency of its newspaper operations.

On March 19, 1998, we completed a reorganization (the “Reorganization”) pursuant to which we implemented a holding company structure and also acquired the Star Tribune by way of a merger with Cowles Media Company (the “Cowles Merger”). To finance the Reorganization, we borrowed enough cash to fund payment of the cash due to Cowles stockholders, pay the fees and expenses incurred in connection with the Reorganization and refinance debt assumed from Cowles and pre-existing debt of McClatchy. As of December 30, 2001, we had $594.7 million of long-term debt. Furthermore, because $1.2 billion of the purchase price of the Cowles Merger was allocated to intangible assets, such as goodwill, we now have negative net tangible assets. Our net tangible assets as of December 30, 2001, were ($343.4) million.

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

Our principal sources of liquidity are cash flows from operations and borrowings under a revolving credit facility. Our principal uses of liquidity will be to provide working capital, to meet debt service requirements and other liabilities arising in the ordinary course and to finance our strategic plans. A revolving credit facility is available for our working capital needs.

Our net income and earnings per share over the past several years has been reduced due to interest expense as a result of the incurrence of additional long-term debt in the Cowles Merger. While interest expense has declined as we repay debt, we will continue to incur interest costs that reduce net income and earnings per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements to help maintain the overall interest rate parameters set by management. None of these agreements were entered into for trading purposes.

The Company utilizes interest rate protection agreements to help maintain the overall interest rate risk parameters set by management with respect to the Company’s long-term debt. The Company has three interest rate swap agreements designated as cash flow hedges specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200 million of its variable rate bank debt through June 2002, and $100 million through June 2003. The effect of these agreements is to fix the London Interbank Offered Rate (LIBOR) interest rate exposure at approximately 5.9% on that portion of the Company’s term loans.

Two additional interest rate swap agreements were entered into in the fourth quarter of fiscal 2001 to replace the $200 million swap agreement expiring in fiscal 2002. The first is an agreement for $100 million at a fixed interest rate of 3.4%, beginning in June 2002 and expiring in June 2003. The second is an agreement for $100 million at a fixed interest rate of 3.8% beginning in June 2002 and expiring in June 2004.

The swaps were entered into to match the significant terms of the underlying debt to provide effect hedges. The effect of these hedges is to have fixed rate swap agreements through June 2003 hedging $300 million of debt and to have fixed rate swap agreements from June 2003 through June 2004 hedging $100 million of debt.

A hypothetical ten percent change in interest rates would have a $0.02 per share increase or decrease in the Company’s annual results of operations. It would also impact the fair values of its market risk sensitive financial instruments, but would not materially affect the Company’s financial position taken as a whole.

[Intentionally left blank]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted as not applicable under the rules of Regulation S-X.

INDEPENDENT AUDITORS’ REPORT

The McClatchy Company:

We have audited the accompanying consolidated balance sheets of The McClatchy Company and its subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 30, 2001. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The McClatchy Company and its subsidiaries at December 30, 2001 and December 31, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Sacramento, California
January 25, 2002

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)

	Year Ended
	December 30, 2001	December 31, 2000	December 26, 1999
REVENUES—NET
Newspapers:
Advertising	$871,375	$926,745	$875,299
Circulation	168,462	175,429	175,638
Other	27,137	27,324	26,686

	1,066,974	1,129,498	1,077,623
Non-newspapers	13,079	12,626	10,324

	1,080,053	1,142,124	1,087,947
OPERATING EXPENSES
Compensation	428,800	426,175	410,636
Newsprint and supplements	165,252	169,339	153,025
Depreciation and amortization	109,330	109,487	106,884
Other operating expenses	202,832	203,293	192,703

	906,214	908,294	863,248

OPERATING INCOME	173,839	233,830	224,699
NON-OPERATING (EXPENSES) INCOME
Interest expense	(44,045)	(64,677)	(65,742)
Investment income	523	1,058	699
Partnership income (loss)	527	(60)	(850)
Loss on Internet investments	(10,556)	—	—
Other—net	414	869	1,455

	(53,137)	(62,810)	(64,438)

INCOME BEFORE INCOME TAX PROVISION	120,702	171,020	160,261
INCOME TAX PROVISION	62,705	82,090	77,729

NET INCOME	$57,997	$88,930	$82,532

NET INCOME PER COMMON SHARE:
Basic	$1.28	$1.97	$1.84
Diluted	$1.27	$1.97	$1.83
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	45,468	45,100	44,835
Diluted	45,616	45,243	45,015

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	December 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS
Cash	$18,883	$10,654
Trade receivables (less allowances of $5,228 in 2001 and $4,219 in 2000)	187,273	184,314
Other receivables	3,444	2,252
Newsprint, ink and other inventories	14,127	16,355
Deferred income taxes	18,100	15,815
Other current assets	6,540	6,148

	248,367	235,538
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	222,429	211,864
Equipment	503,149	493,392

	725,578	705,256
Less accumulated depreciation	(383,070)	(351,135)

	342,508	354,121
Land	52,817	52,400
Construction in progress	16,682	25,165

	412,007	431,686

INTANGIBLES—NET	1,341,559	1,395,265

OTHER ASSETS	102,227	103,169

TOTAL ASSETS	$2,104,160	$2,165,658

See notes to consolidated financial statements.

	December 30, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of bank debt	$43,286	$898
Accounts payable	129,887	100,313
Accrued compensation	62,532	58,327
Income taxes	10,558	6,183
Unearned revenue	37,237	35,201
Carrier deposits	2,963	2,961
Other accrued liabilities	21,240	23,452

	307,703	227,335

LONG-TERM BANK DEBT	594,714	778,102

OTHER LONG-TERM OBLIGATIONS	92,985	73,571

DEFERRED INCOME TAXES	110,593	127,799

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Common stock $.01 par value:
Class A—authorized 100,000,000 shares, issued 18,944,566 in 2001 and 18,044,571 in 2000	189	180
Class B—authorized 60,000,000 shares, issued 26,648,647 in 2001 and 27,199,955 in 2000	267	272
Additional paid-in capital	296,220	284,998
Retained earnings	713,201	673,401
Accumulated other comprehensive loss	(11,712)	—

	998,165	958,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,104,160	$2,165,658

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended
	December 30, 2001	December 31, 2000	December 26, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,997	$88,930	$82,532
Reconciliation to net cash provided:
Depreciation and amortization	111,803	112,013	110,353
Deferred income taxes	(11,683)	(4,319)	(6,312)
Partnership (income) losses	(527)	60	850
Changes in certain assets and liabilities—net	28,056	(15,732)	(23,951)
Loss on Internet investments	10,556	—	—
Other	749	1,462	187

Net cash provided by operating activities	196,951	182,414	163,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,051)	(45,691)	(49,724)
Other—net	(2,231)	2,464	(5,416)

Net cash used by investing activities	(39,282)	(43,227)	(55,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(141,000)	(119,000)	(106,000)
Payment of cash dividends	(18,197)	(18,053)	(17,043)
Other—principally stock issuances	9,757	7,279	6,115

Net cash used by financing activities	(149,440)	(129,774)	(116,928)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,229	9,413	(8,409)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,654	1,241	9,650

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,883	$10,654	$1,241

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Par Value				Accumulated Other Comprehensive Losses
	Class A	Class B	Additional Paid-In Capital	Retained Earnings		Total
BALANCES, DECEMBER 27, 1998	$160	$287	$269,523	$537,035		$807,005
Net income				82,532		82,532
Dividends paid ($.38 share)				(17,043)		(17,043)
Conversion of 166,500 Class B
shares to Class A	2	(2)				—
Issuance of 268,239 Class A shares
under stock plans	2		6,113			6,115
Tax benefit from stock plans			1,057			1,057

BALANCES, DECEMBER 26, 1999	164	285	276,693	602,524		879,666
Net income				88,930		88,930
Dividends paid ($.40 share)				(18,053)		(18,053)
Conversion of 1,289,457 Class B shares
to Class A	13	(13)				—
Issuance of 286,612 Class A shares under stock plans	3		7,276			7,279
Tax benefit from stock plans			1,029			1,029

BALANCES, DECEMBER 31, 2000	180	272	284,998	673,401		958,851
Net income				57,997		57,997
Fair value of SWAPs January 1, 2001					$(377)
Change in fair value of SWAPs					(4,008)
Minimum pension liability					(7,327)

Other comprehensive loss					(11,712)	(11,712)

Total comprehensive income						46,285
Dividends paid ($.40 share)				(18,197)		(18,197)
Conversion of 551,308 Class B shares	5	(5)				—
to Class A
Issuance of 348,687 Class A shares	4		9,753			9,757
under stock plans
Tax benefit from stock plans			1,469			1,469

BALANCES, DECEMBER 30, 2001	$189	$267	$296,220	$713,201	$(11,712)	$998,165

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the “Company”) and its subsidiaries are engaged primarily in the publication of newspapers located in Minnesota, California, the Northwest (Washington and Alaska) and the Carolinas.

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

Revenue recognition—Advertising revenues are recorded when advertisements are placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues represent prepaid circulation subscriptions.

Cash equivalents are highly liquid debt investments with maturities of three months or less when acquired.

Concentrations of credit risks—Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. Accounts receivable are with customers located primarily in the immediate area of each city of publication. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company’s concentration of risk with respect to trade accounts receivable.

Inventories are stated at the lower of cost (based principally on the first-in, first-out method) or current market value.

Related party transactions—The Company owns a 13.5% interest in Ponderay Newsprint Company (“Ponderay”) which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company’s share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see note 7) and is required to purchase 28,400 metric tons of annual production on a “take-if-tendered” basis at prevailing market prices until the debt is repaid. The Company satisfies this obligation by direct purchase (2001: $10,802,000, 2000: $16,497,000 and 1999: $14,055,000) or reallocation to other buyers.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized.

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

- 10 to 60 years for buildings
- 9 to 25 years for presses
- 3 to 15 years for other equipment

Intangibles consist of the unamortized excess of the cost of acquiring newspaper operations over the fair values of the newspapers’ tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers, covenants not to compete and commercial printing contracts, are amortized over three to forty years. The excess of purchase prices over identifiable assets is amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of each of its newspaper operations. See note 10.

Stock-based compensation—The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

Derivative instruments—The Company records its derivative instruments, primarily interest rate protection agreements, at fair value in its financial statements. See notes 2 and 9.

Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes. See note 3.

Comprehensive income (loss)—The Company records changes in its net assets presented from non-owner sources in its Statement of Stockholders’ Equity. Such changes relate primarily to valuing its interest rate protection agreements and pension liabilities, net of tax effects.

Segment reporting—The Company’s primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS)—Basic EPS excludes dilution and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options—equivalents calculated using the treasury stock method, no adjustment to net income required) in the period. See note 8.

NOTE 2.    LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

The Company’s Credit Agreement includes term loans consisting of Tranche A of $404,000,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $181,000,000 bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at December 30, 2001, ranged from 2.6% to 3.9%.

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company’s ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At December 30, 2001 the Company had outstanding letters of credit totaling $7,841,000 securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

The Company does not have, nor does it intend to enter into, derivative contracts for trading purposes. The Company has not attempted to hedge fluctuations in the normal purchases of goods and services used to conduct its business operations. Currently there is no intent to hedge or enter into contracts with embedded derivatives for the purchase of newsprint, ink, and other inventories, leases of equipment and facilities, or its business insurance contracts.

The Company has three interest rate swap agreements designated as cash flow hedges specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200,000,000 of its variable rate bank debt through June 2002, and $100,000,000 through June 2003. The effect of these agreements is to fix the LIBOR interest rate exposure at approximately 5.9% on that portion of the Company’s term loans.

Two additional interest rate swap agreements were entered into in the fourth quarter of 2001 to replace the $200,000,000 swap agreement which expires in 2002. The first is an agreement for $100,000,000 at a fixed interest rate of 3.4%, beginning in June 2002 and expiring in June 2003. The second is an agreement for $100,000,000 at a fixed interest rate of 3.8% beginning in June 2002 and expiring in June 2004.

The five swap instruments provide for payments of interest at the fixed rates and receipt of interest at variable rates which are reset to three-month LIBOR rates quarterly. Net payments or receipts under such agreements are recorded as adjustments to interest expense. The swaps were entered into to match the significant terms of the underlying debt to provide highly effective hedges.

The effect of these hedges is to have fixed rate swap agreements through June 2003 hedging $300,000,000 of debt and to have fixed rate swap agreements from June 2003 through June 2004 hedging $100,000,000 of debt.

No gain or loss has been recorded in net income as a result of ineffectiveness of these hedges. A loss, net of taxes, of $4,385,000 is recorded in comprehensive income related to these hedges—see the Company’s Consolidated Statement of Stockholders’ Equity.

At the end of 2001 and 2000, long-term debt consisted of (in thousands):

	December 30, 2001	December 31, 2000
Term loans	$585,000	$669,000
Revolving credit line	53,000	110,000

Total indebtedness	638,000	779,000
Less current portion	43,286	898

Long-term indebtedness	$594,714	$778,102

Long-term debt matures as follows (in thousands):

2003	$116,381
2004	160,619
2005	153,861
2006	40,011
2007	123,842

$594,714

Other long-term obligations consist of (in thousands):

	December 30, 2001	December 31, 2000
Pension obligations	$66,819	$49,377
Post retirement benefits obligation	12,891	14,474
Deferred compensation and other	13,275	9,720

Total other long-term obligations	$92,985	$73,571

NOTE 3.    INCOME TAXES

Income tax provisions consist of (in thousands):

	Year Ended
	December 30, 2001	December 31, 2000	December 26, 1999
Current:
Federal	$60,924	$71,785	$72,306
State	13,464	14,624	16,433
Deferred:
Federal	(9,702)	(3,913)	(9,855)
State	(1,981)	(406)	(1,155)

Income tax provision	$62,705	$82,090	$77,729

The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended
	December 30, 2001	December 31, 2000	December 26, 1999
Statutory rate	35%	35%	35%
State taxes, net of federal benefit	6%	6%	6%
Amortization of intangibles	11%	7%	7%

Effective tax rate	52%	48%	48%

The components of deferred tax liabilities (benefits) recorded in the Company’s Consolidated Balance Sheet on December 30, 2001 and December 31, 2000 are (in thousands):

	2001	2000
Depreciation and amortization	$99,113	$106,952
Partnership losses	1,701	6,273
State taxes	9,814	9,596
Deferred compensation	(13,618)	(10,453)
Market-to-market of interest rate swaps	(2,923)	—
Other	(1,594)	(384)

Deferred tax liability (net of $18,100 in 2001 and $15,815 in 2000 reported as current assets)	$92,493	$111,984

NOTE 4.    INTANGIBLES

Intangibles consist of (in thousands):

	December 30, 2001	December 31, 2000
Identifiable intangible assets, primarily customer lists	$286,304	$283,465
Excess purchase prices over identifiable intangible assets	1,391,864	1,391,864

Total	1,678,168	1,675,329
Less accumulated amortization	336,609	280,064

Intangibles—net	$1,341,559	$1,395,265

NOTE 5.    EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans) which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of investments in marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts. The Company contributed $1,999,000 in 2001, $1,855,000 in 2002 and $1,600,000 in 1999 to multi-employer retirement plans.

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

The elements of pension costs are as follows (in thousands):

	December 30, 2001	December 31, 2000	December 26, 1999
Cost of benefits earned during the year	$12,582	$11,796	$14,710
Interest on projected benefit obligation	28,051	26,215	24,939
Expected return on plan assets	(40,533)	(39,126)	(34,789)
Prior service cost amortization	940	754	742
Actuarial gain	(1,381)	(2,305)	(24)
Transition amount amortization	(547)	(547)	(547)

Net pension (income) expense	$(888)	$(3,213)	$5,031

The Company also provides or subsidizes certain retiree health care and life insurance benefits under two plans, one for employees of McClatchy Newspapers, Inc. and one for The Star Tribune Company’s employees. The elements of post-retirement expenses are as follows (in thousands):

	December 30, 2001	December 31, 2000	December 26, 1999
Service	$442	$409	$469
Interest	982	955	876
Actuarial gain	(775)	(852)	(806)

Net post-retirement benefit expense	$649	$512	$539

A reconciliation of the plans’ benefit obligations, fair value of assets, funded status and amounts recognized in the Company’s Consolidated Balance Sheet at December 30, 2001 and December 31, 2000 are as follows (in thousands):

	Retirement Plans		Post-retirement Plans
	2001	2000	2001	2000
Change in benefit obligations:
Beginning of year	$363,843	$333,313	$12,117	$11,543
Service cost	12,582	11,796	442	409
Interest costs	28,051	26,215	982	955
Plan amendments	1,132	1,621	—	—
Actuarial loss	14,029	14,268	915	779
Participant contributions	—	—	321	313
Benefits paid	(19,303)	(23,370)	(2,243)	(1,882)

End of year	400,334	363,843	12,534	12,117

Change in fair market value of assets:
Beginning of year	401,791	441,445	—	—
Return on assets	(21,892)	(22,025)	—	—
Contributions	1,117	5,742	2,243	1,882
Benefit payments	(19,303)	(23,370)	(2,243)	(1,882)

End of year	361,713	401,792	—	—

Funded status	(38,621)	37,949	(12,534)	(12,117)
Unrecognized net gain	60,344	(17,492)	(1,511)	(3,086)
Transition asset	—	(547)	—	—
Prior service costs	5,222	5,030	(657)	(770)

Prepaid (accrued ) cost	$26,945	$24,940	$(14,702)	$(15,973)

Amounts recognized:
Prepaid benefit cost	$78,192	$72,189	—	—
Accrued benefit liability	(51,246)	(47,249)	$(14,702)	$(15,973)
Additional liability	(14,964)	(599)	—	—
Intangible asset	2,751	599	—	—
Accumulated other comprehensive income	12,212	—	—	—

Net amount recognized	$26,945	$24,940	$(14,702)	$(15,973)

Weighted average assumptions used for valuing benefit obligations were:

	2001	2000
Retirement and Post-retirement Plans:
Discount rate in determining benefit obligation	7.5%	7.75%
Retirement Plans:
Expected long-term rate of return on assets	9.5%	9.5%
Rates of compensation increase	3.0%-5.0%	3.0%-5.0%

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets were $72,088,000, $67,606,000 and $45,286,000 respectively, as of December 30, 2001 and $16,060,000, $15,806,000 and $0, respectively, as of December 31, 2000.

For the McClatchy Newspapers, Inc. post-retirement plan (benefit obligation of $ 4.5 million, income of $282,000), the medical care cost trend rates are estimated to decline from 7.25% in 2001 to 5.8% by the year 2002. A 1.0% change in the assumed health care cost trend rate would have changed the benefit obligation and the annual service cost only nominally. For the Star Tribune post-retirement plan, the medical cost trend rates are expected to decline from 7.0% in 2001 to 5.5% by the year 2004. For the Star Tribune’s plan (benefit obligation of $8.1 million and expense of $931,000), a 1.0% change in the assumed health care cost trend rate would have increased the benefit obligation and expense by $791,000 and $125,000 respectively, and decreased each by $697,000 and $109,000, respectively.

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. The Company’s mandatory matching contributions to the 401(k) plans were $6,494,000 in 2001, $6,198,000 in 2000, and $6,232,000 in 1999.

NOTE 6.    CASH FLOW INFORMATION

Cash paid during the years ended December 30, 2001, December 31, 2000 and December 26, 1999 for interest and income taxes were (in thousands):

	2001	2000	1999

Interest paid (net of amount capitalized)	$45,401	$62,590	$63,003

Income taxes paid (net of refunds)	68,545	91,144	100,258

Cash provided or used by operations was affected by changes in certain assets and liabilities were as follows (in thousands):

	December 30, 2001	December 31, 2000	December 26, 1999
Increase (decrease) in assets:
Trade receivables	$2,959	$14,391	$20,238
Inventories	(2,228)	1,579	(1,811)
Other assets	8,467	7,139	5,464

Total	9,198	23,109	23,891

Increase (decrease) in liabilities:
Accounts payable	29,574	14,086	17,869
Accrued compensation	2,010	(3,048)	(7,132)
Income taxes	4,375	(5,764)	(17,275)
Other liabilities	1,295	2,103	6,478

Total	37,254	7,377	(60)

Net cash increase (decrease) from changes in certain assets and liabilities	$28,056	$(15,732)	$(23,951)

NOTE 7.    COMMITMENTS AND CONTINGENCIES

The Company guarantees $20,221,000 of bank debt, of which $16,875,000 related primarily to its joint venture in the Ponderay newsprint mill.

The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through March 2010. Total rental expense amounted to $6,427,914 in 2001, $5,714,000 in 2000, and $5,862,000 in 1999. Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):

2002	$ 5,983
2003	4,714
2004	2,639
2005	1,201
2006	681
Thereafter	804

Total	$16,022

There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. From time to time, the Company is involved as a party in various governmental proceedings, including environmental matters. Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

NOTE 8.	COMMON STOCK AND STOCK PLANS

The Company’s Class A and Class B common stock participate equally in dividends. Holders of Class B common stock are entitled to one vote per share and to elect as a class 75% of the Board of Directors, rounded down to the nearest whole number. Holders of Class A common stock are entitled to one-tenth of a vote per share and to elect as a class 25% of the Board of Directors, rounded up to the nearest whole number. Class B common stock is convertible at the option of the holder into Class A common stock on a share-for-share basis.

At December 30, 2001, the Company has six stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No significant amounts of compensation costs have been recognized for its fixed stock option plans and its stock purchase plan.

The Company’s Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of “fair market value” (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 30, 2001, a total of 1,148,653 shares of Class A common stock have been issued under the Purchase Plan.

The Company has three stock option plans which reserve 4,812,500 Class A common shares for issuance to key employees — the 1987, 1994 and 1997 plans (“Employee Plans”). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A common stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative except in limited circumstances.

The Company’s two amended and restated stock option plans for outside directors (the 1990 Stock Option Plan and the 2001 Director Plan, together the “Directors’ Plans”) provide for the issuance of up to 687,500 shares of Class A stock. Under these plans each non-employee director is granted an option to purchase at fair market value at the conclusion of each regular annual meeting of stockholders 2,500 shares of Class A stock.

Terms of the Directors’ Plans are similar to the terms of the Employee Plans. Outstanding options are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding December 27, 1998	1,340,284	$25.16
Granted	417,500	$40.09
Exercised	(161,615)	$17.57
Forfeited	(12,591)	$24.14

Outstanding December 26, 1999	1,583,578	$29.88
Granted	513,000	$39.35
Exercised	(190,184)	$22.30
Forfeited	(63,312)	$34.42

Outstanding December 31, 2000	1,843,082	$33.14
Granted	574,500	$45.38
Exercised	(250,027)	$25.31
Forfeited	(111,500)	$38.38

Outstanding December 30, 2001	2,056,055	$37.23

Options exercisable:
December 26, 1999	446,852
December 31, 2000	542,468
December 30, 2001	612,055

The following tables summarize information about fixed stock options outstanding in the stock plans at December 30, 2001:

Range of Exercise Prices	Options Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$7.62-$32.88	731,555	5.90	$27.80	514,930	$26.37
$33.56-$39.89	60,500	8.34	$37.79	14,500	$36.47
$40.38-$40.38	709,500	8.51	$40.38	81,000	$40.38
$40.88-$45.98	554,500	9.89	$45.59	1,625	$40.88

Had compensation costs for the Company’s six stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2000	1999
Net income:
As reported	$57,997	$88,930	$82,532
Pro forma	$55,581	$86,519	$80,684
Earnings per common share:
As reported
Basic	$1.28	$1.97	$1.84
Diluted	$1.27	$1.97	$1.83
Pro forma
Basic	$1.22	$1.92	$1.80
Diluted	$1.22	$1.91	$1.79

The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 2001, 2000 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

Compensation costs are calculated for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2001, 2000 and 1999 respectively: dividend yield of 1.0% to 1.4% for all years; an expected life of one to seven years for all years; expected volatility of .2691, .2732 and .2862; and risk-free interest rates of 2.1% to 5.5% in 2001, 5.3% to 6.8% in 2000, and 5.4% to 6.3% in 1999. The weighted-average fair value of those purchase rights granted in 2001, 2000, and 1999 was $13.27, $12.18 and $13.43.

NOTE	9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE DISCLOSURES

The following estimates were developed using available market data for instruments held as of December 30, 2001 and December 31, 2000 (in thousands):

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$18,883	$18,883	$10,654	$10,654
Long-term debt	(594,715)	(594,715)	(778,102)	(778,102)
Interest rate protection agreements	(7,308)	(7,308)	—	(629)

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

The Company’s five interest rate swap agreements (see note 2) are designated as cash flow hedges and are specifically designed to hedge the variability in the expected cash flows that is attributable to interest rate fluctuations on $300,000,000 of its variable rate bank debt in 2001 through 2003, and $100,000,000 from 2003 through 2004. The swaps were entered into to match the significant terms of the debt to provide highly effective hedges.

The Company does not expect any significant net gain or loss to be recognized in earnings as a result of ineffectiveness of its cash flow hedges, nor any significant impact to its consolidated statement of financial position to result from recording the fair value of its cash flow hedges in its consolidated financial statements.

NOTE	10. NEW ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE YEARS

In June 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates pooling of interest accounting for business combinations and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001.

SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in connection with a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002 as required. The Company expects that the adoption of SFAS No. 142 will reduce the amortization expense recognized by the Company in fiscal year 2002 by approximately $34.6 million, and will reduce the effective income tax rate applied to the Company’s income before taxes to an estimated rate of 39.7% in 2002.

NOTE 11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company’s business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the spring holiday and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits. The Company’s quarterly results are summarized as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001
Revenues—net	$263,698	$275,790	$263,843	$276,722
Operating income	34,291	48,413	41,143	49,992
Net income	10,527	12,243	14,228	20,899
Net income per common share	0.23	0.27	0.31	0.46
2000
Revenues—net	$266,585	$286,358	$279,182	$309,999
Operating income	47,003	64,155	57,444	65,228
Net income	15,800	24,830	21,588	26,712
Net income per common share	0.35	0.55	0.48	0.59

Earnings in the second quarter of fiscal 2001 include charges related to the writedown of certain Internet investments and a reserve for an environmental clean-up, which total 13 cents per share. Excluding these items, earnings were 40 cents per share in the second quarter of fiscal 2001.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions “Nominees for Class A Directors”, “Nominees for Class B Directors” and “Other Executive Officers” under the heading “Election of Directors” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the headings “Compensation”, “Executive Compensation”, “Stock Option Awards”, “Option Exercises and Holdings”, “Pension Plans” and “Employment Agreement” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “Principal Shareholders” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the headings “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	(1)&(2) Financial Statements and Financial Statement Schedules filed as a part of this Report as listed in the Index to Financial Statements and Financial Statement Schedules on page 23 hereof.

(3)	Exhibits filed as part of this Report as listed in the Exhibit Index beginning on page 51 hereof.

b)	Reports on Form 8-K—None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

THE MCCLATCHY COMPANY

By	/s/ GARY B. PRUITT

Gary B. Pruitt Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ GARY B. PRUITT (Gary B. Pruitt)	Chairman of the Board, President, Chief Executive Officer and Director	March 29, 2002

Principal Financial Officer:

/s/ PATRICK J. TALAMANTES (Patrick J. Talamantes)	Vice President, Finance, Treasurer and Chief Financial Officer	March 29, 2002

Principal Accounting Officer:

/s/ ROBERT W. BERGER (Robert W. Berger)	Controller, Assistant Treasurer	March 29, 2002

SIGNATURES—(Continued)

Signature	Title	Date
Directors:

/s/ ELIZABETH BALLANTINE (Elizabeth Ballantine)	Director	March 29, 2002

/s/ LEROY T. BARNES (Leroy T. Barnes)	Director	March 29, 2002

/s/ WILLIAM K. COBLENTZ (William K. Coblentz)	Director	March 29, 2002

/s/ MOLLY MALONEY EVANGELISTI (Molly Maloney Evangelisti)	Director	March 29, 2002

/s/ R. LARRY JINKS (R. Larry Jinks)	Director	March 29, 2002

/s/ JOAN F. LANE (Joan F. Lane)	Director	March 29, 2002

/s/ JAMES B. MCCLATCHY (James B. McClatchy)	Publisher and Director	March 29, 2002

SIGNATURES—(Continued)

Signature	Title	Date
Directors:

/s/ KEVIN MCCLATCHY (Kevin McClatchy)	Director	March 29, 2002

/s/ WILLIAM ELLERY MCCLATCHY (William Ellery McClatchy)	Director	March 29, 2002

/s/ THEODORE REED MITCHELL (Theodore Reed Mitchell)	Director	March 29, 2002

/s/ ERWIN POTTS (Erwin Potts)	Director	March 29, 2002

/s/ S. DONLEY RITCHEY, JR. (S. Donley Ritchey, Jr.)	Director	March 29, 2002

/s/ FREDERICK R. RUIZ (Frederick R. Ruiz)	Director	March 29, 2002

/s/ MAGGIE WILDEROTTER (Maggie Wilderotter)	Director	March 29, 2002

SCHEDULE II

THE McCLATCHY COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 30, 2001
(in thousands)

	Balance Beginning of Period	Additions		Deductions for purposes for which Accounts were set up	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts

Year Ended December 26, 1999:
Deduct from assets to which they apply:
Uncollectible accounts	$(3,130)	$(3,598)	—	$3,222	$(3,506)

Year Ended December 31, 2000:
Deduct from assets to which they apply:
Uncollectible accounts	$(3,506)	$(5,992)	—	$5,279	$(4,219)

Year Ended December 30, 2001:
Deduct from assets to which they apply:
Uncollectible accounts	$(4,219)	$(7,952)	—	$6,943	$(5,228)

(1) Amounts written off net of bad debt recoveries.

INDEX OF EXHIBITS

Exhibit
3.1*	The Company’s Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company’s 1997 Form 10-K.
3.2*	The Company’s By-laws included as Exhibit 3.2 in the Company’s Registration Statement No. 333-46501 on Form S-4.
10.1*
Credit Agreement dated March 10, 1998 between The McClatchy Company (formerly MNI Newco, Inc.), the lenders party thereto, Salomon Brothers, Inc., as Arranger and Syndication Agent and Bank of America National Trust and Savings Association as Swingline Lender, Administrative Agent and Collateral Agent, included as Exhibit 10.2 in the Company’s 1997 Form 10-K.

10.2*
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

**10.3*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 31, 2000.
**10.4	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002.
**10.5*	Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.6*	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company’s Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.
**10.7*	1997 Stock Option Plan dated December 10, 1997 included as Exhibit 10.8 to the Company’s 1997 Form 10-K.
**10.8*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.
**10.9*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Form 10-K.
**10.10*	Employment Agreement between the Company and Gary B. Pruitt dated June 1, 1996 included as Exhibit 10.13 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.11*	The Company’s Long-Term Incentive Plan, dated January 1, 1998 included as Exhibit 10.2 to the Company’s Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.12*	The Company’s Chief Executive Bonus Plan, dated January 1, 1998 included as Exhibit 10.3 to the Company’s Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.13*	The Company’s 2001 Director Option Plan included as Exhibit 10.14 to the Company’s Report on Form 10-Q for the Quarter Ending July 1, 2001.
21	Subsidiaries of the Company.
23	Consent of Deloitte & Touche LLP.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors