Form 10-Q
period 2002-03-31
MCCLATCHY CO
filed 2002-05-14
CIK 1056087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Commission File Number: 1-9824

The McClatchy Company (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	52-2080478 (IRS Employer Identification No.)

2100 :Q: Street Sacramento, CA 95816 (address of principal executive offices)	(916) 321-1846 (Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [ ]

The number of shares of each class of common stock outstanding as of May 14, 2002:

Class A Common Stock	19,172,808
Class B Common Stock	26,590,147

THE McCLATCHY COMPANY

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)
	March 31,	December 30,
	2002	2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 3,523	$ 18,883
Trade receivables (less allowance of $4,885
in 2002 and $5,228 in 2001)	167,191	187,273
Other receivables	1,272	3,444
Newsprint, ink and other inventories	14,634	14,127
Deferred income taxes	18,285	18,100
Other current assets	9,781	6,540
	214,686	248,367
PROPERTY, PLANT and EQUIPMENT
Buildings and improvements	223,072	222,429
Equipment	507,213	503,149
	730,285	725,578

Less accumulated depreciation	(396,564)	(383,070)
	333,721	342,508
Land	52,887	52,817
Construction in progress	17,808	16,682
	404,416	412,007
INTANGIBLE ASSETS:
Identifiable intangibles - net	118,457	123,684
Goodwill - net	1,217,875	1,217,875
	1,336,332	1,341,559

OTHER ASSETS	102,017	102,227

TOTAL ASSETS	$ 2,057,451	$ 2,104,160

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)
	March 31,	December 30,
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of bank debt	$ 64,929	$ 43,286
Accounts payable	107,901	129,887
Accrued compensation	53,274	62,532
Income taxes	13,372	10,558
Unearned revenue	41,498	37,237
Carrier deposits	2,965	2,963
Other accrued liabilities	19,710	21,240
	303,649	307,703

LONG-TERM BANK DEBT	530,071	594,714

OTHER LONG-TERM OBLIGATIONS	90,985	92,985

DEFERRED INCOME TAXES	110,129	110,593

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.01 par value:
Class A - authorized 100,000,000 shares,
issued 19,063,469 in 2002 and 18,944,566 in 2001	191	189
Class B - authorized 160,000,000 shares,
issued 26,623,147 in 2002 and 26,648,647 in 2001	266	267
Additional paid-in capital	299,823	296,220
Retained earnings	731,929	713,201
Accumulated other comprehensive loss	(9,592)	(11,712)
	1,022,617	998,165
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,057,451	$ 2,104,160

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended
	March 31,	April 1,
	2002	2001
REVENUES - NET
Newspapers:
Advertising	$ 202,165	$ 211,228
Circulation	41,148	42,545
Other	6,020	6,783
	249,333	260,556
Non-Newspapers	3,234	3,142
	252,567	263,698
OPERATING EXPENSES
Compensation	108,324	108,822
Newsprint and supplements	32,501	42,276
Depreciation and amortization	18,728	27,231
Other operating expenses	45,430	51,078
	204,983	229,407

OPERATING INCOME	47,584	34,291

NON-OPERATING (EXPENSES) INCOME
Interest expense	(7,777)	(13,514)
Partnership loss	(440)	-
Other - net	(861)	276
INCOME BEFORE INCOME TAX PROVISION	38,506	21,053

INCOME TAX PROVISION	15,210	10,526

NET INCOME	$ 23,296	$ 10,527
NET INCOME PER COMMON SHARE:
Basic	$ 0.51	$ 0.23
Diluted	$ 0.51	$ 0.23
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	45,650	45,315
Diluted	46,006	45,475
See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended
	March 31,	April 1,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 23,296	$ 10,527
Reconciliation to net cash provided:
Depreciation and amortization	19,155	27,851
Changes in certain assets and liabilities - net	(6,217)	3,692
Other	(636)	(1,272)
Net cash provided by operating activities	35,598	40,798

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,216)	(7,310)
Other - net	(107)	(1,048)
Net cash used by investing activities	(6,323)	(8,358)

CASH FLOW FROM FINANCIAL ACTIVITIES:
Repayment of long-term debt	(43,000)	(29,000)
Payment of cash dividends	(4,568)	(4,535)
Other - principally stock issuances in employee plans	2,933	3,154
Net cash used by financing activities	(44,635)	(30,381)

NET CHANGE IN CASH and CASH EQUIVALENTS	(15,360)	2,059
CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD	18,883	10,654
CASH and CASH EQUIVALENTS, END OF PERIOD	$ 3,523	$ 12,713

OTHER CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes (net of refunds)	$ 13,786	$ 9,166
Interest (net of capitalized interest)	$ 7,929	$ 18,075

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated
					Other
	Par Value		Additional		Comprehensive
	Class A	Class B	Paid-In Capital	Retained Earnings	Earnings/ (Losses)	Total

BALANCES, DECEMBER 30, 2001	$ 189	$ 267	$ 296,220	$713,201	$ (11,712)	$ 998,165

Net Income (three months)				23,296		23,296

Change in fair value of SWAPS					2,120	2,120

Total comprehensive income						25,416

Dividends paid ($.10) share				(4,568)		(4,568)

Conversion of 25,500 Class B shares	1	(1)				-
to Class A

Issuance of 93,403 Class A shares	1		2,932			2,933
under stock plans

Tax benefit from stock plans			671			671

BALANCES, MARCH 31, 2002	$ 191	$ 266	$ 299,823	$731,929	$ (9,592)	$ 1,022,617

See notes to consolidated financial statements.

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

NOTE 2.	IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

For fiscal year beginning December 31, 2001, The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but, rather is tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company does not anticipate the effect of the impairment test will have a material impact on the consolidated financial statements.

In accordance with SFAS No. 142, The Company discontinued the amortization of goodwill effective in its fiscal year beginning December 31, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of related income tax follows:

	(in thousands)
	Three Months Ended
	March 31, 2002	April 1, 2001
	(as Reported)	(Pro Forma)

Income before income tax provision	$38,506	$21,053
Add: goodwill amortization	-	8,650
Adjusted income before tax provision	38,506	29,703

Income tax provision	15,210	12,097

Adjusted net income	23,296	17,606

Adjusted basic and diluted earnings per share	$0.51	$0.39

As required by the Statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified to goodwill. As a result of The McClatchy Company's analysis, no reclassifications to goodwill were required as of March 31, 2002.

Information regarding the Company's identifiable intangible assets is as follows:

	(in thousands) As of March 31, 2002
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 years	$249,990	$147,834	$102,156
Other	13 years	36,411	20,110	16,301

Identifiable intangible assets		$286,401	$167,944	$118,457
	(in thousands) As of December 30, 2001
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 years	$249,990	$143,043	$106,947
Other	13 years	36,314	19,577	16,737

Identifiable intangible assets		$286,304	$162,620	$123,684

Amortization expense for intangible assets during the first quarter of 2002 was $4.9 million. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows:

Estimated Amortization Expense (in thousands)

2002 (remainder)	$ 14,731
2003	19,625
2004	17,943
2005	17,556
2006	7,230
2007	3,393

The Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in its fiscal year beginning December 31, 2001. The Company's adoption of SFAS No. 144 had no effect on the consolidated financial statements, or results of operations.

NOTE 3.	LONG-TERM BANK DEBT AND DERIVATIVE INSTRUMENTS

The Company's Credit Agreement includes term loans consisting of Tranche A of $404 million, bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $181 million, bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200 million bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at March 31, 2002, ranged from 2.6% to 3.9%.

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

The Company had outstanding letters of credit totaling $8.3 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. The Company had $181.7 million of available credit under its current credit agreement at March 31, 2002.

Long-term debt consisted of (in thousands):

	March 31	December 30,
	2002	2001
Credit Agreement:
Term loans	$ 585,000	$ 585,000
Revolving credit line	10,000	53,000
Total indebtedness	595,000	638,000
Less current portion	64,929	43,286
Long-term indebtedness	$ 530,071	$ 594,714

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

The Company utilizes interest rate protection agreements to help maintain the overall interest rate risk parameters set by management. None of these agreements were entered into for trading purposes. The Company has three interest rate swap agreements designated as cash flow hedges and are specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200 million of its variable rate bank debt through June 2002, and $100 million through June 2003. The effect of these agreements is to fix the LIBOR interest rate exposure at approximately 5.9% on that portion of the Company's term loans.

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

The five swap instruments provide for payments of interest at the fixed rates and receipt of interest at variable rates which are reset to three-month LIBOR rates quarterly. Net payments or receipts under the agreements are recorded as adjustments to interest expense. The swaps were entered into to match the significant terms of the underlying debt to provide highly effective hedges. The effect of these hedges is to have fixed rate swap agreements through June 2003 hedging $300 million of debt and to have fixed rate swap agreements from June 2003 through June 2004 hedging $100 million of debt.

No gain or loss has been recorded in net income as a result of ineffectiveness of these hedges. A gain, net of taxes, of $2,120,000 was recorded in the first quarter of 2002 in comprehensive income related to these hedges - see the Company's Consolidated Statement of Stockholders' Equity.

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

RECENT EVENTS AND TRENDS

The Company's net revenues in the first quarter of 2002 were $252.6 million, down 4.2% from the first quarter of 2001, due primarily to a significant decline in employment classified advertising.

Newsprint is the major component of the Company's cost of raw materials and represented 15.2% of the Company's overall operating expenses in the first quarter of 2002. Consequently, the Company's earnings are sensitive to changes in newsprint prices. A hypothetical $10 per ton change in newsprint prices affects earnings per share by $.03 cents. Newsprint prices have declined steadily from a peak in April 2001 through April 2002. An increase in newsprint prices is largely dependent on a global increase in economic activity, which many economists have forecasted for the last six months of 2002.

See discussion below for the impact of revenue and newsprint price trends on the Company's results of operations.

For fiscal year beginning December 31, 2001, The McClatchy Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but, rather is tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company does not anticipate the effect of the impairment test will have a material impact on the consolidated financial statements.

First Quarter 2002 Compared to 2001

The Company reported net income of $23.3 million or $.51 cents per share, for the first quarter 2002 compared to the 2001 quarterly earnings of $10.5 million, or 23 cents per share. The first quarter 2001 earnings would have been 39 cents per share with the application of SFAS No. 142. See the discussion under operating expenses and income tax provision below and footnote 2 to the consolidated financial statements for a discussion of the impact of SFAS No. 142 on the Company's first quarter results and financial position.

REVENUES

Revenues in the 2002 quarter were $252.6 million, down 4.2% from 2001, with advertising revenues down 4.3% to $202.2 million and circulation revenues down 3.3% to $41.1 million. An 8.9% decline in national advertising, an 8.3% decline in classified advertising, and a 1.9% decline in retail advertising contributed to the total decline in advertising revenue. Within classified advertising, employment declined by 30.7% being partially offset by a 22.3% gain in classified real estate and a 5.2% increase in classified automotive. Circulation revenue declined $1.4 million largely due to the continued effect of a reclassification of circulation bad debt to a contra-revenue item beginning July 2001, and to a lesser extent, subscription discounts and increased carrier compensation.

OPERATING REVENUES BY REGION (in thousands):

	2002	2001	% Change

Minnesota newspaper	$ 83,290	$ 92,512	(10.0)%
California newspapers	86,189	85,964	0.3%
Carolinas newspapers	42,555	43,987	(3.3)%
Northwest newspapers	37,299	38,093	(2.1)%
Non-newspaper operations	3,234	3,142	2.9%
	$ 252,567	$ 263,698	(4.2)%

Minnesota - The Star Tribune generated 33.0% of the Company's first quarter revenues. Total revenues declined by 10.0%. Advertising revenues declined 11.0%, primarily due to an 18.8% decrease in classified advertising and an 11.6% decline in national advertising. Within the classified category, employment advertising declined 42.2%. These declines were partially offset by a 24.7% and a 7.8% gain in real estate and automotive advertising, respectively.

California - California contributed 34.1% of the Company's first quarter revenues. Total revenues at the three Bee newspapers were up 0.3%. Advertising revenues increased 1.1% with retail up 0.5%, classified up 0.4% and national down 8.8%. Within classified advertising, real estate rose 35.5% and automotive was up 4.2%. These gains were partially offset by a 15.2% decline in employment advertising. Direct marketing and direct mail advertising increased 29.1%, contributing to California newspapers' advertising revenue growth.

Carolinas - The Carolinas, which includes four daily and ten community newspapers, generated 16.9% of first quarter revenues. Total revenues declined 3.3% with advertising revenues down 3.8%. The decline in advertising revenues was attributable to an 11.5% decline in classified advertising, which was partially offset by gains in retail and national advertising. Within classified advertising, employment was down 35.0%, real estate was up 14.0% and automotive was down 0.7%.

The Northwest - The Northwest newspapers generated 14.8% of the Company's first quarter revenues, with total revenues down 2.1%. Advertising revenues decreased 0.8%. The Northwest newspapers recorded a 16.4% decline in national advertising and a 4.4% decline in retail advertising. These declines were offset by a 1.5% gain in classified advertising. Within classified advertising, automotive and real estate grew by 11.4% and 5.8% respectively. These gains were partially offset by a 16.7% decrease in classified employment advertising. Other advertising, which includes direct marketing, direct mail and online advertising, increased 34.8%, contributing to the Northwest newspapers' advertising revenue growth.

Non-Newspaper Operations - Revenues were up $92,000 primarily attributable to growth in sales at The Newspaper Network, the Company's national sales and marketing company.

OPERATING EXPENSES:

Total operating expenses decreased 10.6% for the first quarter 2002 helped by lower newsprint prices. Newsprint expense declined by 24.5%; newsprint prices were down 17.2% and consumption was down 8.9%. The Company continued to benefit from web width reductions that occurred in the first and second quarters of 2001 for nine of its 11 daily newspapers. Ongoing cost control measures helped to contribute to a 4.0% decline in non-newsprint related cash expenses. Compensation costs were down 0.5% and all other cash expenses declined 11.0%. Depreciation and amortization decreased $8.5 million due almost exclusively to SFAS No. 142 eliminating the amortization of goodwill.

NON OPERATING (EXPENSES) INCOME -NET:

Interest expense was $7.8 million for the first quarter 2002. This is a 42.5% decrease from the first quarter 2001 as the Company continued to benefit from lower interest rates and debt repayment from free cash flow. The Company also recorded $440,000 as its share of the Ponderay Newsprint Mill's loss compared to no income or loss in the first quarter 2001 and recorded a $1 million writedown of an Internet investment in non-operating expenses.

INCOME TAXES:

The Company's effective income tax rate is 39.5% versus 50.0% in 2001, as a result of its adoption of SFAS No. 142. See note 2 to the consolidated financial statements.

Liquidity & Capital Resources

Operations generated $35.6 million in cash and cash equivalents during first quarter of 2002. Cash and cash and equivalents were primarily used to repay debt, pay for capital expenditures and pay dividends. Capital expenditures were $6.2 million in the first quarter 2002 and are projected to be between $30 million and $35 million at existing facilities for the fiscal year 2002.

See footnote 3 to the consolidated financial statements and Item 3 below for a description of the Company's $595.0 million of bank debt and derivative instruments. The Company has outstanding letters of credit totaling $8.3 million securing estimated obligations stemming from workers' compensation claims, and other contingent claims. The Company had $181.7 million of available credit under its Credit Agreement at March 31, 2002.

Management is of the opinion that operating cash flow and its present and future credit lines are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures, working capital needs, debt service requirements, investments, and other liabilities arising in the ordinary course of business. Although the Company has no present plan in place for early repayment of its debt, the Company intends to continue to accelerate payments on this debt as cash generation allows.

RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward Looking Information - We have made "forward-looking statements" in this document that are based upon our current expectations and knowledge of factors impacting our business, and are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; increased competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control.

Item 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements to help maintain the overall interest rate parameters set by management. None of these agreements were entered into for trading purposes.

The Company utilizes interest rate protection agreements to help maintain the overall interest rate risk parameters set by management with respect to the Company's long-term debt. The Company has three interest rate swap agreements designated as cash flow hedges specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200 million of its variable rate bank debt through June 2002, and $100 million through June 2003. The effect of these agreements is to fix the London Interbank Offered Rate (LIBOR) interest rate exposure at approximately 5.9% on that portion of the Company's term loans.

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

The swaps were entered into to match the significant terms of the underlying debt to provide effect hedges. The effect of these hedges is to have fixed rate swap agreements through June 2003 hedging $300 million of debt and to have fixed rate swap agreements from June 2003 through June 2004 hedging $100 million of debt. See note 3 to the consolidated financial statements.

A hypothetical ten percent change in interest rates would have a $0.02 per share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk-sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.

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

The McClatchy Company

Registrant

Date: May 14, 2002	/s/ Patrick J. Talamantes Patrick J. Talamantes Vice President, Finance and Chief Financial Officer