Form 10-Q
period 2002-06-30
MCCLATCHY CO
filed 2002-08-12
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

The number of shares of each class of common stock outstanding as of August 12, 2002:

Class A Common Stock	19,237,102
Class B Common Stock	26,574,147

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)
	June 30,	December 30,
	2002	2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 9,894	$ 18,883
Trade receivables (less allowance of $4,781
in 2002 and $5,228 in 2001)	161,792	187,273
Other receivables	1,260	3,444
Newsprint, ink and other inventories	13,463	14,127
Deferred income taxes	18,144	18,100
Other current assets	9,429	6,540
	213,982	248,367
PROPERTY, PLANT and EQUIPMENT:
Buildings and improvements	222,884	222,429
Equipment	509,469	503,149
	732,353	725,578

Less accumulated depreciation	(407,033)	(383,070)
	325,320	342,508
Land	52,887	52,817
Construction in progress	18,902	16,682
	397,109	412,007
INTANGIBLE ASSETS:
Identifiable intangibles- net	113,249	123,684
Goodwill - net	1,217,805	1,217,875
	1,331,054	1,341,559

OTHER ASSETS	55,068	102,227

TOTAL ASSETS	$ 1,997,213	$ 2,104,160

See notes to consolidated financial statements
THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)
	June 30,	December 30,
	2002	2001
LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of bank debt	$ 16,571	$ 43,286
Accounts payable	94,965	129,887
Accrued compensation	59,682	62,532
Income taxes	21,792	10,558
Unearned revenue	40,132	37,237
Carrier deposits	2,721	2,963
Other accrued liabilities	17,993	21,240
	253,856	307,703

LONG-TERM BANK DEBT	533,429	594,714

OTHER LONG-TERM OBLIGATIONS	46,087	92,985

DEFERRED INCOME TAXES	106,493	110,593

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 100,000,000 shares,
issued 19,219,933 in 2002 and 18,944,566 in 2001	192	189
Class B - authorized 60,000,000 shares,
issued 26,574,147 in 2002 and 26,648,647 in 2001	266	267
Additional paid-in capital	304,294	296,220
Retained earnings	763,574	713,201
Accumulated other comprehensive income	(10,978)	(11,712)
	1,057,348	998,165

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$ 1,997,213	$ 2,104,160

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001
REVENUES - NET:
Newspapers:
Advertising	$ 223,109	$ 222,608	$ 425,274	$ 433,836
Circulation	42,065	42,689	83,213	85,234
Other	5,920	6,979	11,940	13,762
	271,094	272,276	520,427	532,832
Non-Newspapers	3,245	3,514	6,479	6,656
	274,339	275,790	526,906	539,488
OPERATING EXPENSES:
Compensation	109,971	106,755	218,295	215,577
Newsprint and supplements	32,110	43,319	64,611	85,595
Depreciation and amortization	18,331	27,408	37,059	54,639
Other operating expenses	46,454	49,895	91,884	100,973
	206,866	227,377	411,849	456,784

OPERATING INCOME	67,473	48,413	115,057	82,704

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(7,275)	(11,616)	(15,052)	(25,130)
Partnership (loss) income	(460)	270	(900)	270
Other - net	133	(10,316)	(728)	(10,040)
INCOME BEFORE INCOME TAX PROVISION	59,871	26,751	98,377	47,804

INCOME TAX PROVISION	23,646	14,408	38,856	24,934

NET INCOME	$ 36,225	$ 12,343	$ 59,521	$ 22,870
NET INCOME PER COMMON SHARE:
Basic	$ 0.79	$ 0.27	$ 1.30	$ 0.50
Diluted	$ 0.78	$ 0.27	$ 1.29	$ 0.50
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	45,759	45,443	45,704	45,379
Diluted	46,186	45,570	46,096	45,522

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,	July 1,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 59,521	$ 22,870
Reconciliation to net cash provided:
Depreciation and amortization	37,914	55,878
Changes in certain assets and liabilities - net	(434)	17,359
Other	(2,665)	5,998
Net cash provided by operating activities	94,336	102,105

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,551)	(17,578)
Other - net	(28)	(2,274)
Net cash used by investing activities	(12,579)	(19,852)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(88,000)	(84,000)
Payment of cash dividends	(9,148)	(9,082)
Other - principally stock issuances in employee plans	6,402	5,979
Net cash used by financing activities	(90,746)	(87,103)

NET CHANGE IN CASH and CASH EQUIVALENTS	(8,989)	(4,850)
CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD	18,883	10,654
CASH and CASH EQUIVALENTS, END OF PERIOD	$ 9,894	$ 5,804

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$ 30,580	$ 21,676
Interest (net of capitalized interest)	$ 15,660	$ 28,765

See notes to consolidated financial statements
THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated Other Comprehensive Earnings
			Additional Paid-In Capital
	Par Value			Retained Earnings
	Class A	Class B				Total

BALANCES, DECEMBER 30, 2001	$ 189	$ 267	$ 296,220	$ 713,201	$ (11,712)	$ 998,165

Net Income (six months)				59,521		59,521

Change in fair value of swaps					734	734
Total comprehensive income						60,255

Dividends paid ($.20) share				(9,148)		(9,148)

Conversion of 74,500 Class B shares
to Class A	1	(1)

Issuance of 200,867 Class A shares
under stock plans	2		6,400			6,402

Tax benefit from stock plans			1,674			1,674

BALANCES, JUNE 30, 2002	$ 192	$ 266	$ 304,294	$ 763,574	$ (10,978)	$ 1,057,348

THE McCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1.	BASIS OF PRESENTATION

The McClatchy Company (the Company) and its subsidiaries are engaged primarily in the publication of newspapers located in Minnesota, California, Washington State, Alaska and the Carolinas.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. The second quarter 2002 financial statements reflect the reclassification of $47.6 million of pension liabilities (which were primarily included in other long-term obligations) to other assets in order to net pre-paid pension accruals as a result of the merger of two company-sponsored defined benefit plans. Other adjustments reflect normal recurring accruals. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

For fiscal year beginning December 31, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be (1) separately disclosed from other intangible assets in the statement of financial position, (2) no longer amortized and, (3) tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Management has performed this impairment test and determined that no material adjustments to the consolidated financial statements were necessary.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective in its fiscal year beginning December 31, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of related income tax follows (in thousands):

	Three Months Ended
	June 30, 2002	July 1, 2001
	(as Reported)	(Pro Forma)

Income before income tax provision	$ 59,871	$ 26,751
Add: goodwill amortization	-	8,650
Adjusted income before tax provision	59,871	35,401

Income tax provision	23,646	14,553

Adjusted net income	$ 36,225	$ 20,848

Adjusted basic earnings per share	$ 0.79	$ 0.46
Adjusted diluted earnings per share	$ 0.78	$ 0.46

	Six Months Ended
	June 30, 2002	July 1, 2001
	(as Reported)	(Pro Forma)

Income before income tax provision	$ 98,377	$ 47,804
Add: goodwill amortization	-	17,300
Adjusted income before tax provision	98,377	65,104

Income tax provision	38,856	26,650

Adjusted net income	$ 59,521	$ 38,454

Adjusted basic earnings per share	$ 1.30	$ 0.85
Adjusted diluted earnings per share	$ 1.29	$ 0.85

As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified to goodwill. As a result of management's analysis, no reclassifications to goodwill were required.

Information regarding the Company's identifiable intangible assets is as follows (in thousands):

June 30, 2002
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 years	$ 249,990	$ 152,624	$ 97,366
Other	13 years	36,526	20,643	15,883

Identifiable intangible assets		$ 286,516	$ 173,267	$ 113,249

As of December 30, 2001
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 years	$ 249,990	$ 143,043	$ 106,947
Other	13 years	36,314	19,577	16,737

Identifiable intangible assets		$ 286,304	$ 162,620	$ 123,684

Amortization expense for intangible assets during the second quarter of 2002 was $4,985,000 and was $9,902,000 for the six months ended June 30, 2002. Estimated amortization expense for the remainder of 2002 is $9,774,000. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Estimated Amortization Expense
2003	$ 19,667
2004	17,985
2005	17,598
2006	7,273
2007	3,402

The Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in its fiscal year beginning December 31, 2001. The Company's adoption of SFAS No. 144 had no effect on the consolidated financial statements, or results of operations.

NOTE 3.	LONG-TERM BANK DEBT AND DERIVATIVE INSTRUMENTS

The Company's Credit Agreement includes term loans consisting of Tranche A of $334 million, bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $150 million, bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200 million bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at June 30, 2002, ranged from 2.5% to 3.4% (excluding the effect of the interest rate protection agreements described below).

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

The Company had outstanding letters of credit totaling $14.1 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. The Company had $119.9 million of available credit under its current credit agreement at June 30, 2002.

Long-term debt consisted of (in thousands):

	June 30,	December 30,
	2002	2001
Credit Agreement:
Term loans	$ 484,000	$ 585,000
Revolving credit line	66,000	53,000
Total indebtedness	550,000	638,000
Less current portion	16,571	43,286
Long-term indebtedness	$ 533,429	$ 594,714

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

The Company utilizes interest rate protection agreements to help maintain the overall interest rate risk parameters set by management. None of these agreements was entered into for trading purposes. The Company has four interest rate swap agreements totaling $300 million designated as cash flow hedges and are specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200 million of its variable rate bank debt through June 2003, and $100 million through June 2004. The effect of these agreements is to fix the LIBOR interest rate exposure at approximately 4.4% on that portion of the Company's term loans.

The four swap instruments provide for payments of interest at the fixed rates and receipt of interest at variable rates, which are reset to three-month LIBOR rates quarterly. Net payments or receipts under the agreements are recorded as adjustments to interest expense. The swaps were entered into to match the significant terms of the underlying debt to provide highly effective hedges.

No gain or loss has been recorded in net income as a result of ineffectiveness of these hedges. A loss, net of taxes, of $1,386,000 was recorded in the second quarter of 2002 in comprehensive income related to these hedges, and a net gain of $734,000 was recorded in the first half of 2002 - see the Company's Consolidated Statement of Stockholders' Equity.

Item 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company owns and publishes 24 newspapers in four regions of the country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). The newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company also owns and operates Nando Media, a national on-line publishing operation, and The Newspaper Network, a national sales and marketing company.

In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company (Ponderay), a general partnership that owns and operates a newsprint mill in Washington State.

While newspaper publishing remains the Company's core business, it is supplemented by an array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites and regional online portals in each of its 11 daily newspaper markets offering readers information, comprehensive news, advertising, e-commerce and other services.

Critical Accounting Policies

In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas involving estimates and assumptions are depreciation of fixed assets, amortization of intangibles, allowance for receivables, pension and post-retirement expenses, incentive compensation, insurance reserves, environmental reserves, and the Company's tax provision.

In the second quarter of 2002, the Company reduced its assumed return on plan assets used in the calculation of its pension expense from 9.5% to 9.0% for all qualified defined benefit plans and reduced the assumed salary increase from 3.5% to 3.0% for two qualified defined benefit plans. All qualified plans now use the new assumptions. No changes were made related to the Company's unqualified pension plans (assumed salary increase of 5% which includes certain incentive compensation). The effect of these changes is to increase pension expense by $1.1 million in 2002 ($550,000 in the first half).

Please see the footnotes to the consolidated financial statements for December 30, 2001 in the Company's Form 10-K filed on March 29, 2002 for a more complete discussion of the Company's accounting policies.

Recent Events and Trends

Employment classified advertising revenues and, to a lesser extent, national revenues have seen significant declines over the last 18 months. However, these declines have been offset somewhat by growth in other advertising categories. Please see the revenue discussions in management's review of its results below.

Newsprint is the major component of the Company's cost of raw materials and represented 14.7% of the Company's overall operating cash expenses in the second quarter of 2002. Consequently, the Company's earnings are sensitive to changes in newsprint prices. All other things being equal, a hypothetical $10 per metric tonne change in newsprint prices affects earnings per share by $.03 cents. Newsprint prices have declined steadily from a peak in April 2001 through June 2002. The Company's newsprint suppliers have announced a $50 per metric tonne price increase for August 2002. At this time, it is uncertain whether this price increase will actually be effective in August or in the amount indicated by the announcement. The eventual timing and amount of any further changes in newsprint pricing is dependent on global demand and supply for newsprint. The impact of newsprint price trends on the Company's results of operations is discussed below.

Lower returns on pension assets over the last two years have led the Company to reduce its assumed return on plan assets (see critical accounting policies above) and make contributions to its pension funds (see liquidity and capital resources below). Continued lower returns could result in the recording of additional minimum pension liabilities and other comprehensive expenses (reduction to stockholders' equity) in future years.

For fiscal year beginning December 31, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be (1) separately disclosed from other intangible assets in the statement of financial position, (2) no longer amortized, and (3) tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Management has performed this impairment test and determined that no material adjustments to the consolidated financial statements were necessary.

Second Fiscal Quarter 2002 Compared To Fiscal 2001

The Company reported net income of $36.2 million, or 78 cents per share, for the second quarter 2002, compared to the 2001 quarterly earnings of $12.3 million, or 27 cents per share. The second quarter 2001 earnings would have been 46 cents per share with the application of SFAS No. 142. See the discussion under operating expenses and income tax provision below, and footnote 2 to the consolidated financial statements for a discussion of the impact of SFAS No. 142 on the Company's second quarter and year-to-date expenses and financial position. Earnings in the second quarter 2001 were also reduced by pre-tax charges of $10.6 million to write down certain Internet investments and $1.4 million to reserve for an environmental cleanup. Adjusting for these one-time items and the effect of SFAS No. 142, earnings would have been 61 cents per share in the second quarter of 2001.

Revenues:

Revenues in the second quarter of 2002 were $274.3 million, down 0.5% from the second quarter 2001, with advertising revenues up 0.2% to $223.1 million and circulation revenues down 1.5% to $42.1 million. A 12.4% decline in national advertising was offset by gains of 2.8% in retail and 0.9% in classified advertising. Within classified advertising, real estate and automotive were up 18.4% and 11.0% respectively. These gains were partially offset by a 17.0% decline in classified employment advertising. The decline in circulation revenue was largely due to the continued effect of a reclassification of circulation bad debt to a contra-revenue item beginning July 2001, and to a lesser extent, subscription discounts.

OPERATING REVENUES BY REGION (in thousands):

	Second Quarter
	2002	2001	% Change

Minnesota newspaper	$ 91,281	$ 92,610	(1.4) %
California newspapers	93,412	91,974	1.6
Carolinas newspapers	45,149	46,294	(2.5)
Northwest newspapers	41,252	41,398	(0.4)
Non-newspaper operations	3,245	3,514	(7.7)
	$ 274,339	275,790	(0.5) %

Minnesota - The Star Tribune generated 33.3% of the Company's second quarter revenues. Total revenues declined 1.4%. Advertising revenues declined 1.5% primarily due to a 17.5% decrease in national advertising and a 0.9% decrease in classified. These declines were partially offset by a 6.9% gain in retail advertising. Within the classified category, employment advertising declined 18.5%, which was partially offset by a 24.3% gain in real estate advertising and an 8.1% increase in automotive advertising.

California - California, which includes three daily newspapers and one non-daily newspaper, contributed 34.1% of the Company's second quarter revenues. Total revenues at the three Bee newspapers were up 1.6%. Advertising revenues increased 2.5%, with retail up 2.9%, classified up 2.8% and national down 10.0%. Within classified advertising, real estate rose 17.9% and automotive increased 13.5%. These gains were partially offset by a 13.8% decline in employment advertising.

Carolinas - The Carolinas, which includes four daily and ten non-daily newspapers, generated 16.5% of second quarter revenues. Total revenues declined 2.5% with advertising revenue down 3.3%. The decline in advertising revenue was attributable to a 10.4% decline in national advertising, a 2.2% decline in classified advertising and a 1.9% decline in retail advertising. Within classified advertising, real estate increased 16.5%, automotive was up 3.7% and employment declined 19.4%.

The Northwest - The Northwest, which includes three daily newspapers and two non-daily newspapers, generated 15.0% of the Company's second quarter revenues, with total revenues down 0.4%. Advertising revenues were up 3.0% with retail advertising flat, national up 3.2% and classified advertising up 3.7%. Within classified advertising, automotive was up 17.9%, real estate was up 12.5% and employment was down 18.7%.

Non-Newspaper Operations - Revenues declined by 7.7% primarily due to a 10.9% decline in revenues at The Newspaper Network, offset somewhat by a 29.6% increase in revenue at Nando Media.

Operating Expenses:

Total operating expenses decreased 9.0% for the second quarter 2002, helped by lower newsprint prices. Newsprint and supplements expense declined 25.9% with newsprint prices down 24.2% and newsprint consumption down 2.1% as the Company continued to benefit from web width reductions. Compensation costs were up 3.0% reflecting merit increases, incentive compensation increases, and higher fringe benefit costs. All other non-newsprint related cash expenses were down 6.6% reflecting company-wide cost controls. Depreciation and amortization decreased $9.1 million due in a large part to the adoption of SFAS No. 142 eliminating the amortization of goodwill.

Non-Operating (Expenses) Income - Net:

Interest expense was $7.3 million for the second quarter 2002. This is a 37.4% decrease from the second quarter 2001 as the Company continued to benefit from lower interest rates and debt repayment from free cash flow. The Company also recorded $460,000 as its share of Ponderay's loss in the second quarter 2002 compared to $270,000 of income in the second quarter of 2001. Non-operating expenses in the second quarter 2001 included a pre-tax charge of $10.6 million to write down certain Internet investments.

Income Taxes:

The Company's effective income tax rate is 39.5% versus 53.9% in 2001. This decrease results primarily from the Company's adoption of SFAS No. 142. See note 2 to the consolidated financial statements.

Six-Month Comparisons of Fiscal 2002 to Fiscal 2001

Earnings in the first half of 2002 were $59.5 million or $1.29 per share, up substantially from 2001 earnings of $22.9 million, or 50 cents per share. Adjusted for SFAS No. 142, earnings were 85 cents per share in the first half of 2001. The 2001 earnings were also reduced by pre-tax charges of $10.6 million to write down certain Internet investments and $1.4 million to reserve for an environmental cleanup. Adjusting for these one-time charges and the effect of SFAS No. 142, earnings would have been $1.00 per share for the first half of 2001. Revenues and expenses in the six-month period were generally affected by the trends discussed in the quarterly comparison above, with the exceptions noted below.

Revenues:

Total revenues were $526.9 million in the first six months of 2002, down 2.3% from the first half of 2001. Advertising revenues declined 2.0% to $425.3 million and circulation revenues declined 2.4% to $83.2 million. The Minnesota and Carolina regions were particularly hard hit by the declines in employment classified advertising in the first six months compared to the Company's two other regions.

OPERATING REVENUES BY REGION (in thousands):

	Six-Month Period
	2002	2001	% Change

Minnesota newspaper	$ 174,571	$ 185,122	(5.7)%
California newspapers	179,601	177,938	0.9
Carolinas newspapers	87,704	90,281	(2.9)
Northwest newspapers	78,551	79,491	(1.2)
Non-newspaper operations	6,479	6,656	(2.7)
	$ 526,906	$ 539,488	(2.3)%

Minnesota - The Star Tribune generated 33.1% of the Company's total revenues. Advertising revenues declined 6.3% primarily due to a 10.4% decline in classified advertising. Retail advertising grew 3.0% at the Star Tribune, but national declined 14.7%. Within classified advertising, employment was down 32.5% but was partially offset by gains of 24.5% in classified real estate and gains of 8.0% in classified automotive.

California - The Company's California newspapers generated 34.1% of total revenues. Advertising revenues increased 1.8% in California as these newspapers reported a 1.6% increase in classified advertising and a 1.8% increase in retail. However, national advertising declined 9.4%. Within classified advertising, employment declined 14.5% but was offset by gains of 26.0% in classified real estate and 8.9% in classified automotive.

Carolinas - The Carolinas generated 16.7% of the Company's total revenues. Advertising revenues declined 3.6% with classified down 7.0% and national advertising down 3.0%. Retail advertising increased 2.1% in the Carolina newspapers. Within classified advertising, employment was down 28.2%, real estate increased 15.3% and classified automotive increased 1.4%.

The Northwest - The Northwest newspapers generated 14.9% of the Company's total revenues. Advertising revenues increased 1.2% with classified up 2.6%. However, retail advertising declined 2.1% and national advertising declined 6.6%. Within classified advertising, employment declined 17.7% but was offset by gains of 9.2% and 14.7% in classified real estate and classified automotive, respectively.

Non-Newspaper Operations - Revenues decreased 2.7%, primarily due to a 4.2% decline in revenue at The Newspaper Network, which was partially offset by a 13.6% increase in revenue at Nando Media.

Operating Expenses:

Total operating expenses decreased by 9.8% largely due to a 24.5% decline in newsprint and supplement expense, with newsprint prices down 20.8% and newsprint consumption down 5.6% (resulting primarily from lower advertising volumes and web width reductions). Compensation expenses increased 1.3%, but were lower than second quarter compensation expenses due to the greater impact from headcount reductions in the first quarter of 2002 and lower increases in fringe benefit costs. All other operating cash expenses decreased by 8.8% due to ongoing cost control measures. Depreciation and amortization expense decreased 32.4% reflecting the $17.2 million decrease in amortization expense, resulting primarily from the adoption of SFAS No. 142.

Non-Operating (Expense) Income - Net:

Total non-operating expenses declined by $18.2 million or 52.2% from the prior year 2001. Interest expenses decreased 40.1% to $15.1 million compared to $25.1 million in 2001, as the Company continued to benefit from lower interest rates and debt repayment from free cash flow. Non-operating expenses for 2001 included a pre-tax charge of $10.6 million to write down certain Internet investments. The Company also recorded $900,000 as its share of Ponderay's loss in 2002 versus $270,000 of income in 2001.

Income Taxes:

The Company's effective income tax rate is 39.5% versus 52.2% primarily as a result of its adoption of SFAS No. 142. See note 2 to the consolidated financial statements.

Liquidity & Capital Resources

Operations generated $94.3 million in cash and equivalents during the first half of 2002. The Company also received $1.4 million in proceeds from employee purchases of stock under its IRC Section 423 stock purchase plan, and $5.0 million of proceeds from the exercise of stock options under employee and director option plans. Cash was primarily used to repay debt, pay for capital expenditures and pay dividends. The Company repaid $88 million in long-term debt. Capital expenditures were $12.6 million and dividends were $9.1 million for the six-month period. Capital expenditures are projected to be approximately $35 million at existing facilities for the fiscal year 2002.

See footnote 3 to the consolidated financial statements and Item 3 below for a description of the Company's $550.0 million of bank debt and derivative instruments. The Company has outstanding letters of credit totaling $14.1 million securing estimated obligations stemming from workers' compensation claims, and other contingent claims. The Company had $119.9 million of available credit under its Credit Agreement at June 30, 2002.

On July 1, 2002 the Company made a voluntary contribution of $10 million to its defined benefit pension plans. Returns on pension assets have declined over the last two years and, if returns do not improve, the Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans.

Management is of the opinion that operating cash flow and its present credit lines are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and investments, working capital needs, debt service requirements, and other liabilities arising in the ordinary course of business. Although the Company has no present plan in place for early repayment of its debt, the Company expects to continue to accelerate payments on this debt as cash generation allows.

The Company may, from time to time, pursue acquisitions of media businesses that may require the use of cash. However, no such acquisitions are currently pending.

Non-Audit Services

The Company's independent auditors, Deloitte & Touche, LLP, provide tax services to the Company from time to time. These services have been approved by the Audit Committee of the Company's Board of Directors.

Risk Factors That Could Affect Operating Results

Forward-Looking Information - This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about amortization expense, use of derivative instruments, prepayment of debt, capital expenditures and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control. For a more complete discussion of these and other factors, please refer to the Company's Form 10-K filed on March 29, 2002.

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 13.6% of McClatchy's operating expenses in the first six months of fiscal 2002. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company's earnings per share, please see the newsprint discussion above at "Recent Events and Trends."

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers would be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of June 30, 2002, approximately a quarter of our full- and part-time employees were represented by unions. Most of the Company's union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company's operating results could be harmed if the results of labor negotiations, restrict our ability to maximize the efficiency of its newspaper operations.

On March 19, 1998, we completed a reorganization (the "Reorganization") pursuant to which we implemented a holding company structure and also acquired the Star Tribune by way of a merger with Cowles Media Company (the "Cowles Merger"). To finance the Reorganization, we borrowed enough cash to fund payment of the cash due to Cowles stockholders, pay the fees and expenses incurred in connection with the Reorganization and refinance debt assumed from Cowles and pre-existing debt of McClatchy. As of June 30, 2002, we had $533.4 million of long-term debt. Furthermore, because $1.2 billion of the purchase price of the Cowles Merger was allocated to intangible assets, such as goodwill, we now have negative net tangible assets. Our net tangible assets as of June 30, 2002, were ($273.7) million.

The Company's debt is rated investment grade (currently BBB-) by Standard and Poor's; nonetheless, its relatively high leverage may have important consequences for us in the future, including the following: (a) our ability to obtain additional financing for future acquisitions (if any), working capital, capital expenditures or other purposes may be affected or, if we are able to obtain additional financing, it may not be on favorable terms; (b) a substantial portion of our cash flow available from operations, after satisfying certain liabilities arising in the ordinary course of business, will be dedicated to the payment of principal and interest on this indebtedness, thereby reducing funds that would otherwise be available to us; (c) a substantial decrease in our net operating cash flows or a substantial increase in our expenses could make it difficult for us to meet our debt service requirements, or could force us to modify our operations; and (d) our leverage may make us more vulnerable to a downturn in our business or the economy generally. In addition, the terms of the Reorganization borrowing agreements include operating and financial restrictions, such as limits on our ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. All of the Reorganization debt is pre-payable without penalty. Although we have no present plan in place for early repayment of this debt, we intend to accelerate payments on this debt as cash generation allows.

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

The Company has four interest rate swap agreements totaling $300 million designated as cash flow hedges specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200 million of its variable rate bank debt through June 2003, and $100 million through June 2004. The effect of these agreements is to fix the London Interbank Offered Rate (LIBOR) interest rate exposure at approximately 4.4% on that portion of the Company's term loans.

All things being equal, a hypothetical 25 basis point change in LIBOR would have a $0.01 per share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk-sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Default Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders:

The Company held its annual shareholders meeting on May 15, 2002 to vote on two proposals. Shareholders approved all of the proposals by voting as follows:

    Election of Directors of the Board

	VOTES
	FOR	WITHHELD
Nominees for Class A Directors voted by Class A Stockholders
Elizabeth Ballantine	16,259,742	560,273
Leroy Barnes, Jr.	16,076,371	743,644
S. Donley Ritchey, Jr.	16,078,444	741,571
Maggie Wilderotter	16,256,356	563,659

Nominees for Class B Directors voted by Class B Stockholders
William K. Coblentz	26,277,647	0
Molly Maloney Evangelisti	26,277,647	0
Larry Jinks	26,277,647	0
Joan F. Lane	26,277,647	0
James B. McClatchy	26,277,647	0
Kevin S. McClatchy	26,277,647	0
William Ellery McClatchy	26,277,647	0
Theodore R. Mitchell	26,277,647	0
Erwin Potts	26,277,647	0
Gary B. Pruitt	26,277,647	0
Frederick R. Ruiz	26,277,647	0

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

2.	Ratification of Deloitte & Touche as Auditors for 2002	27,843,367	112,119	4,161	0

Item 5.	Other Information - None

Item 6. (a)	Exhibits filed as a part of this Report as listed in the Exhibit Index on page 22 hereof.
(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

The McClatchy Company

Registrant

Date: August 12, 2002	/s/ Patrick J. Talamantes Patrick J. Talamantes Vice President, Finance, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit
3.1*	The Company's Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company's 1997 Form 10-K.
3.2*	The Company's By-laws included as Exhibit 3.2 in the Company's Registration Statement No. 333-46501 on Form S-4.
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

**10.3*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 31, 2000.
**10.4 *	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002 included as Exhibit 10.4 to The McClatchy Company 2001 Report on Form 10-K.
**10.5*	Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.6*	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company's Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.
**10.7*	1997 Stock Option Plan dated December 10, 1997 included as Exhibit 10.8 to the Company's 1997 Form 10-K.
**10.8*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.
**10.9*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Form 10-K.
**10.10*	Employment Agreement between the Company and Gary B. Pruitt dated June 1, 1996 included as Exhibit 10.13 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.11*	The Company's Long-Term Incentive Plan, dated January 1, 1998 included as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.12*	The Company's Chief Executive Bonus Plan, dated January 1, 1998 included as Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.13*	The Company's 2001 Director Option Plan included as Exhibit 10.14 to the Company's Report on Form 10-Q for the Quarter Ending July 1, 2001.
21*	Subsidiaries of the Company included as Exhibit 21 to The McClatchy Company 2001 Report on Form 10-K.
99.1	Certifications of the Chief Executive Officer and Chief Financial Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors