Form 10-Q
period 2002-09-29
MCCLATCHY CO
filed 2002-11-04
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 29, 2002

Commission File Number: 1-9824

The McClatchy Company
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	52-2080478 (IRS Employer Identification No)
.
2100 Q Street Sacramento, CA 95816 (Address of principal executive offices)	916-321-1846 (Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X ]        No [ ]

The number of shares of each class of common stock outstanding as of November 1, 2002:

Class A Common Stock	19,426,216
Class B Common Stock	26,574,147

THE McCLATCHY COMPANY

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY CONSOLIDATED BALANCE SHEET (UNAUDITED) (In thousands)

	September 29, 2002	December 30, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 4,971	$ 18,883
Trade receivables (less allowance of $4,914 in 2002 and $5,228 in 2001)	168,404	187,273
Other receivables	1,367	3,444
Newsprint, ink and other inventories	15,366	14,127
Deferred income taxes	18,923	18,100
Other current assets	8,550	6,540
	217,581	248,367
PROPERTY, PLANT AND EQUIPMENT:
Buildings and improvements	223,016	222,429
Equipment	510,630	503,149
	733,646	725,578
Less accumulated depreciation	(417,940)	(380,070)
	315,706	342,508
Land	52,887	52,817
Construction in Progress	21,579	16,682
	390,172	412,007
INTANGIBLE ASSETS:
Identifiable intangibles - net	107,902	123,684
Goodwill - net	1,217,805	1,217,875
	1,325,707	1,341,559

OTHER ASSETS	62,161	102,227

TOTAL ASSETS	$ 1,995,621	$ 2,104,160

See notes to consolidated financial statements

THE McCLATCHY COMPANY CONSOLIDATED BALANCE SHEET (UNAUDITED) (In thousands, except share amounts)

	September 29, 2002	December 30, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of bank debt	$ 35,385	$ 43,286
Accounts payable	94,920	129,887
Accrued compensation	58,875	62,532
Income taxes	10,006	10,558
Unearned revenue	39,798	37,237
Carrier deposits	2,643	2,963
Other accrued liabilities	19,380	21,240
	261,007	307,703

LONG-TERM BANK DEBT	492,615	594,714

OTHER LONG-TERM OBLIGATIONS	45,602	92,985

DEFERRED INCOME TAXES	110,798	110,593

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 per value:
Class A - authorized
100,000,000 shares, issued 19,245,227 in 2002 and 18,944,566 in 2001	192	189

Class B - authorized
60,000,000 shares, issued 26,574,147 in 2002 and 26,648,647 in 2001	266	267
Additional paid-in capital	305,460	296,220
Retained earnings	791,642	713,201
Accumulated other comprehensive loss	(11,961)	(11,712)
	1,085,599	998,165

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,995,621	$ 2,104,160

See notes to consolidated financial statements

THE McCLATCHY COMPANY CONSOLIDATED STATEMENT OF INCOME (UNAUDITED) (In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
REVENUES - NET:
Newspaper
Advertising	$ 216,267	$ 212,262	$ 641,541	$ 646,098
Circulation	41,201	42,220	124,414	127,454
Other	6,330	6,292	18,270	20,054
	263,798	260,774	784,225	793,606
Non-newspapers	3,322	3,069	9,801	9,725
	267,120	263,843	794,026	803,331
OPERATING EXPENSES:
Compensation	109,260	105,549	327,555	321,126
Newsprint and supplements	31,202	40,753	95,813	126,348
Depreciation and amortization	18,345	27,280	55,404	81,919
Other operating expenses	48,340	49,118	140,224	150,091
	207,147	222,700	618,996	679,484
OPERATING INCOME	59,973	41,143	175,030	123,847

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(6,008)	(10,206)	(21,060)	(35,336)
Partnership (loss) income	(225)	510	(1,125)	780
Loss on Internet investments	-	-	(1,000)	(10,556)
Other - net	230	246	502	762

INCOME BEFORE INCOME TAX PROVISION	53,970	31,693	152,347	79,497

INCOME TAX PROVISION	21,321	17,465	60,177	42,399

NET INCOME	$ 32,649	$ 14,228	$ 92,170	$ 37,098

NET INCOME PER COMMON SHARE:
Basic	$ 0.71	$ 0.31	$ 2.02	$ 0.82
Diluted	$ 0.71	$ 0.31	$ 2.00	$ 0.81

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	45,813	45,530	45,741	45,426
Diluted	46,209	45,678	46,133	45,571

See notes to consolidated financial statements

THE McCLATCHY COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (In thousands)
	Nine Months Ended
	September 29, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 92,170	$ 37,098
Reconciliation to net cash provided:
Depreciation and amortization	56,685	83,779
Changes in certain assets and liabilities - net	(29,108)	21,966
Other	1,677	3,544
Net cash provided by operating activities	121,424	146,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,703)	(26,858)
Other - net	(299)	(2,458)
Net cash used by investing activities	(19,002)	(29,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(110,000)	(121,500)
Payment of cash dividends	(13,729)	(13,638)
Other - principally stock issuances in employee plans	7,395	8,722
Net cash used by financing activities	(116,334)	(126,416)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,912)	(9,345)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,883	10,654
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,971	$ 1,309

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$ 59,333	$ 44,201
Interest (net of capitalized interest)	$ 21,560	$ 39,270

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital
	Par Value			Retained Earnings
	Class A	Class B				Total

BALANCES, DECEMBER 30, 2001	$ 189	$ 267	$ 296,220	$ 713,201	$ (11,712)	$ 998,165

Net Income (nine months)				92,170		92,170

Change in fair value of SWAPS					(249)	(249)
Total comprehensive income						91,921

Dividends paid ($.30) share				(13,729)		(13,729)

Conversion of 74,500 Class B shares
to Class A	1	(1)

Issuance of 226,161 Class A shares	2		7,393			7,395
under stock plans

Tax benefit from stock plans			1,847			1,847

BALANCES, SEPTEMBER 29, 2002	$ 192	$ 266	$ 305,460	$ 791,642	$ (11,961)	$1,085,599

THE McCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1.	BASIS OF PRESENTATION

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. In 2002 the Company merged two company-sponsored defined benefit plans, one of which had an accrued pension asset and the other an accrued pension liability. The nine-month period ended September 29, 2002 financial statements reflect the reclassification of $47.6 million of pension liability (which was primarily included in other long-term obligations) to other assets in order to net pre-paid pension accruals as a result of the merger of the plans. Other adjustments reflect normal recurring accruals. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

For fiscal year beginning December 31, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be (1) separately disclosed from other intangible assets in the statement of financial position, (2) no longer amortized and, (3) tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test with any impairments identified treated as a cumulative effect of a change in accounting principle. No material adjustments to the consolidated financial statements were necessary as a result of this transitional impairment test.

In accordance with SFAS No. 142, The Company discontinued the amortization of goodwill effective in its fiscal year beginning December 31, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of related income tax follows (in thousands):

	Three Months Ended
	September 29, 2002	September 30, 2001
	(As Reported)	(Pro Forma)

Income before income tax provision	$ 53,970	$ 31,693
Add: goodwill amortization	-	8,649
Adjusted income before tax provision	53,970	40,342

Income tax provision	21,321	16,522

Adjusted net income	$ 32,649	$ 23,820

Adjusted basic earnings per share	$ 0.71	$ 0.52
Adjusted diluted earnings per share	$ 0.71	$ 0.52

	Nine Months Ended
	September 29, 2002	September 30, 2001
	(As Reported)	(Pro Forma)

Income before income tax provision	$ 152,347	$ 79,497
Add: goodwill amortization	-	25,949
Adjusted income before tax provision	152,347	105,446

Income tax provision	60,177	43,172

Adjusted net income	$ 92,170	$ 62,274

Adjusted basic earnings per share	$ 2.02	$ 1.37
Adjusted diluted earnings per share	$ 2.00	$ 1.37

As required by the SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified to goodwill. As a result of The McClatchy Company's analysis, no reclassifications of intangible assets to goodwill were required as of September 29, 2002.

Information regarding the Company's identifiable intangible assets is as follows (in thousands):

September 29, 2002
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 Years	$ 249,966	$ 157,403	$ 92,563
Other	13 Years	36,516	21,177	15,339

Identifiable intangible assets		$ 286,482	$ 178,580	$ 107,902

As of December 30, 2001
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 Years	$ 249,990	$ 143,043	$ 106,947
Other	13 Years	36,314	19,577	16,737

Identifiable intangible assets		$ 286,304	$ 162,620	$ 123,684

Amortization expense for intangible assets during the third quarter of 2002 was $4,940,000 and was $14,842,000 for the nine months ended September 29, 2002. Estimated amortization expense for the remainder of 2002 is $4,848,000. Estimated amortization expense related to intangible assets existing at September 29, 2002, for the five succeeding fiscal years, is as follows (in thousands):

Estimated Amortization Expense
2003	$ 19,661
2004	17,980
2005	17,595
2006	7,273
2007	3,402

The Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in its fiscal year beginning December 31, 2001. The Company's adoption of SFAS No. 144 had no effect on the consolidated financial statements or results of operations.

NOTE 3.	LONG-TERM BANK DEBT AND DERIVATIVE INSTRUMENTS

The Company's Credit Agreement includes term loans consisting of Tranche A of $276 million, bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $124 million, bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200 million bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at September 29, 2002, ranged from 2.4% to 3.4% (excluding the effect of the interest rate protection agreements described below).

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At September 29, 2002, the Company had outstanding letters of credit totaling $14.1 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. The Company had $57.9 million of available credit under its current credit agreement at September 29, 2002.

Long-term debt consisted of (in thousands):

	September 29,	December 30,
	2002	2001
Credit Agreement:
Term loans	$ 400,000	$ 585,000
Revolving credit line	128,000	53,000
Total indebtedness	528,000	638,000
Less current portion	35,385	43,286
Long-term indebtedness	$ 492,615	$ 594,714

The Company does not have, nor does it currently intend to enter into, derivative contracts for trading purposes. The Company has not attempted to use derivative instruments to hedge fluctuations in the normal purchases of goods and services used to conduct its business operations. Currently there is no intent to hedge or enter into contracts with embedded derivatives to hedge expenses associated with the purchase of newsprint, ink and other inventories, leases of equipment and facilities, or its business insurance contracts.

The Company utilizes interest rate protection agreements to help maintain the overall interest rate risk parameters set by management. None of these agreements was entered into for trading purposes. The Company has four interest rate swap agreements totaling $300 million designated as cash flow hedges and are specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200 million of its variable rate bank debt through June 2003, and $100 million through June 2004. The effect of these agreements is to fix the LIBOR interest rate exposure on these borrowings at approximately 4.4% on that portion of the Company's term loans.

The four swap instruments provide for payments of interest at the fixed rates and receipt of interest at variable rates, which are reset to three-month LIBOR rates quarterly. Net payments or receipts under the agreements are recorded as adjustments to interest expense. The swaps were entered into to match the significant terms of the underlying debt to provide highly effective hedges.

No gain or loss has been recorded in net income as a result of ineffectiveness of these hedges. A loss, net of taxes, of $983,000 was recorded in the third quarter of 2002 in comprehensive income related to these hedges, and a net loss of $249,000 was recorded in the first nine months of 2002 - see the Company's Consolidated Statement of Stockholders' Equity.

As of September 29, 2002, the Company guaranteed $19,771,000 of bank debt of other parties, of which $16,605,000 was related to its interest in the Ponderay Newsprint Company (Ponderay), a general partnership that owns and operates a newsprint mill in Washington State.

Item 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company owns and publishes 24 newspapers in four regions of the country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). The newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company also owns and operates Nando Media, a national on-line publishing operation, and The Newspaper Network, a national sales and marketing company. In addition, the Company is a partner (13.5% interest) in the Ponderay newsprint mill.

While newspaper publishing remains the Company's core business, it is supplemented by an array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites and regional online portals in each of its 11 daily newspaper markets offering readers information, comprehensive news, advertising, e-commerce and other services.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are allowance for receivables, pension and post-retirement expenses, incentive compensation, insurance reserves, environmental reserves, the Company's tax provision, depreciation of fixed assets and amortization of intangibles.

In the second quarter of 2002, the Company reduced its assumed return on plan assets used in the calculation of its pension expense from 9.5% to 9.0% for all qualified defined benefit plans and reduced the assumed salary increase from 3.5% to 3.0% for two qualified defined benefit plans. All qualified plans now use the new assumptions. No changes were made related to the Company's unqualified pension plans (assumed salary increase of 5% which includes certain incentive compensation). The effect of these changes is to increase pension expense by $1.3 million in 2002, of which approximately $1.0 million has been recorded through

September 29, 2002.

Please see the footnotes to the consolidated financial statements for December 30, 2001 in the Company's Form 10-K filed on March 29, 2002 for a more complete discussion of the Company's accounting policies.

Recent Events and Trends

Employment classified advertising revenues and, to a lesser extent, national advertising revenues have seen significant declines over the last 21 months. However, employment trends, while still negative, have improved over the first nine months of 2002. Company-wide employment advertising revenues declined 13.4% in the third quarter of 2002 compared to a 21.1% decline in the nine-month period ending September 29, 2002. Also, these declines have been offset somewhat by growth in other advertising categories. Please see the revenue discussions in management's review of its results below.

Newsprint is the major component of the Company's cost of raw materials and represented 12.9% of the Company's overall operating expenses in the third quarter of 2002. Consequently, the Company's earnings are sensitive to changes in newsprint prices. All other things being equal, a hypothetical $10 per metric tonne change in newsprint prices affects earnings per share by $.03 cents. Newsprint prices have remained below prior year levels throughout 2002, resulting in a favorable expense variance through the first nine months. However, the Company expects recent newsprint price increases to reduce this favorable variance in the fourth quarter of 2002. The eventual timing and amount of any further changes in newsprint pricing is dependent on global demand and supply for newsprint. The impact of newsprint price trends on the Company's results of operations is discussed below.

Lower returns on pension assets over the last two years have led the Company to reduce its assumed return on plan assets (see Critical Accounting Policies above) and make contributions to its pension funds (see Liquidity & Capital Resources below). Continued lower returns could result in the recording of additional minimum pension liabilities and other comprehensive expenses (reduction to stockholders' equity) in future years.

For the fiscal year beginning December 31, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be (1) separately disclosed from other intangible assets in the statement of financial position, (2) no longer amortized, and (3) tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test with any impairments identified treated as a cumulative effect of a change in accounting principle. No material adjustments to the consolidated financial statements were necessary as a result of this transitional impairment test.

Third Fiscal Quarter 2002 Compared To Third Fiscal Quarter 2001

The Company reported net income of $32.6 million, or 71 cents per share, for the third quarter 2002, compared to the 2001 quarterly earnings of $14.2 million, or 31 cents per share. The third quarter 2001 earnings would have been 52 cents per share with the application of SFAS No. 142. See the discussion under operating expenses and income tax provision below, and footnote 2 to the consolidated financial statements for a discussion of the impact of SFAS No. 142 on the Company's third quarter and year-to-date expenses and financial position.

Revenues:

Revenues in the third quarter of 2002 were $267.1 million, up 1.2 % from the third quarter 2001, with advertising revenues up 1.9% to $216.3 million and circulation revenues down 2.4% to $41.2 million. A gain of 5.3% in retail advertising was partially offset by a 0.5% decline in national advertising and a 0.3% decline in classified advertising. Within classified advertising, employment declined by 13.4%, which was partially offset by a 10.1% and a 7.5% gain in real estate and automotive, respectively. The decline in circulation revenue was largely due to volume declines and, to a lesser extent, circulation bad debts. The volume declines resulted primarily from the difficult comparisons to third quarter 2001, in light of circulation increases in the wake of September 11, 2001.

OPERATING REVENUES BY REGION (in thousands):

	Third quarter
	2002	2001	% Change

Minnesota newspaper	$ 88,071	$ 88,151	(0.1)%
California newspapers	91,649	89,778	2.1
Carolinas newspapers	44,166	43,104	2.5
Northwest newspapers	39,912	39,741	0.4
Non-newspaper operations	3,322	3,069	8.2
	$ 267,120	$ 263,843	1.2%

Minnesota - The Star Tribune generated 33.0% of the Company's third quarter revenues. Total revenues declined 0.1% with advertising revenue growth remaining flat. A 6.5% increase in retail advertising was offset by a 0.1% decline in national advertising and a 1.9% decline in classified advertising. Within the classified category, a 20.8% gain in real estate was offset by decreases of 3.3% and 14.9% in classified automotive and employment advertising, respectively.

California - California, which includes three daily newspapers and one non-daily newspaper, contributed 34.3% of the Company's third quarter revenues. Total revenues at the California newspapers were up 2.1%. Advertising revenues increased 2.9%, with retail up 3.4%, national up 3.3% and classified up 0.2%. Within classified advertising, automotive rose 14.0%. This gain was mostly offset by a 10.9% and a 3.2% decline in classified employment and real estate, respectively.

Carolinas - The Carolinas, which includes four daily and ten non-daily newspapers, generated 16.5% of third quarter revenues. Total revenues increased by 2.5% with advertising revenues up 2.3%. The increase in advertising revenues was attributable to a 9.5% increase in retail being partially offset by an 11.0% decline in national and a 0.7% decline in classified. Retail advertising benefited from the opening of a new mall in Raleigh, North Carolina, in August 2002. Within classified advertising, a 17.3% gain in real estate and a 9.7% increase in automotive was offset by a 12.0% decline in employment.

The Northwest - The Northwest, which includes three daily newspapers and two non-daily newspapers, generated 14.9% of the Company's third quarter revenues. Total revenues were up 0.4% with advertising revenues up 3.1%. Retail and classified advertising were up 2.8% and 2.5%, respectively, being partially offset by a 3.1% decline in national advertising. Within classified advertising, gains of 12.2% and 7.0% in classified real estate and automotive, respectively, were partially offset by an 18.0% decline in classified employment.

Non-Newspaper Operations - These operations primarily consist of Nando Media and The Newspaper Network (TNN). Revenues increased by 8.2% due to a 49.6% increase in revenue at Nando Media and a 4.6% gain in revenue at TNN.

Operating Expenses:

Total operating expenses were down 7.0% for the third quarter 2002, helped by lower newsprint prices. Newsprint and supplements expense declined by 23.4%. Newsprint prices were down 23.6% and newsprint consumption was down 1.4% as the Company continued to benefit from web width reductions. Compensation costs were up 3.5% reflecting merit increases, incentive compensation increases and higher fringe benefit costs. These increases were partially offset by a 2.8% decline in employee head count. All other non-newsprint related cash expenses were down 0.9% reflecting company-wide cost controls. Depreciation and amortization decreased $8.9 million in large part due to the adoption of SFAS No. 142, eliminating the amortization of goodwill.

Non-Operating (Expenses) Income - Net:

Interest expense was $6.0 million for the third quarter 2002. This is a 41.1% decrease from the third quarter 2001 as the Company continued to benefit from lower interest rates and debt repayment from free cash flow. The Company also recorded $225,000 as its share of Ponderay's loss in the third quarter 2002 compared to $510,000 of income in the third quarter of 2001.

Income Taxes:

The Company's effective income tax rate was 39.5% versus 55.1% in 2001. This decrease results primarily from the Company's adoption of SFAS No. 142. See note 2 to the consolidated financial statements.

Nine-Month Comparisons of Fiscal 2002 to Fiscal 2001

Earnings in the nine-month period ending September 29, 2002 were $92.2 million or $2.00 per share, up substantially from 2001 earnings of $37.1 million, or 81 cents per share. Adjusted for SFAS No. 142, earnings were $1.37 cents per share in the first nine months of 2001. The 2001 earnings were also reduced by pre-tax charges of $10.6 million to write down certain Internet investments and $1.4 million to reserve for an environmental cleanup. Adjusting for these one-time charges and the effect of SFAS No. 142, earnings would have been $1.52 per share for the first nine months of 2001. Revenues and expenses in the nine-month period were generally affected by the trends discussed in the quarterly comparison above, with the exceptions noted below.

Revenues:

Total revenues were $794.0 million in the first nine months of 2002, down 1.2% from the nine-month period of 2001. Advertising revenues declined 0.7% to $641.5 million and circulation revenues declined 2.4% to $124.4 million. The Minnesota and Carolina regions were particularly hard hit by the declines in employment classified advertising in the first nine months compared to the Company's two other regions. The decline in circulation revenue was largely due to the effect of a reclassification of circulation bad debt to a contra revenue item, higher amounts of circulation bad debts, and, to a lesser extent, subscription discounts. Year-to-date growth in circulation volumes generated additional revenue which partially mitigated these declines.

OPERATING REVENUES BY REGION (in thousands):

	Nine-Month Period
	2002	2001	% Change

Minnesota newspaper	$ 262,642	$ 273,273	(3.9) %
California newspapers	271,250	267,716	1.3
Carolinas newspapers	131,870	133,385	(1.1)
Northwest newspapers	118,463	119,232	(0.6)
Non-newspaper operations	9,801	9,725	0.8
	$ 794,026	$ 803,331	(1.2) %

Minnesota - The Star Tribune generated 33.1% of the Company's total revenues. Total revenues at the Star Tribune declined 3.9%. Advertising revenues declined $9.3 million or 4.2%, with national advertising down 10.5% and classified advertising down 7.7%. These declines were partially offset by a 4.1% increase in retail advertising. Within classified advertising, employment declined $12.1 million or 27.6% but was partially offset by a 23.1% gain and a 3.9% gain in classified real estate and automotive, respectively.

California - The Company's California newspapers generated 34.2% of total revenues. Total revenue in the California region increased by 1.3%. Advertising revenues increased by 2.2% with retail and classified up 2.3% and 1.1%, respectively, while national advertising declined 5.3%. Within classified advertising, automotive increased 10.6% and real estate increased 14.9%. These gains were partially offset by a 13.3% decline in classified employment.

Carolinas - The Carolinas generated 16.6% of the Company's total revenues. Total revenue in the Carolina region declined 1.1%. Total advertising revenue declined 1.7% with national and classified advertising down 5.8% and 5.0%, respectively. These declines were partially offset by a 4.5% gain in retail advertising. Within classified advertising, employment declined by 23.6%, down $4.5 million. This decline was partially offset by gains of 16.0% and 4.1 % in classified real estate and automotive, respectively.

The Northwest - The Northwest newspapers generated 14.9% of the Company's total revenues. Total revenue in the Northwest region declined 0.6%. Total advertising revenue increased 1.8% with classified up 2.6%; however, national and retail advertising declined 5.4% and 0.5%, respectively. Within classified advertising, automotive was up 12.0% and real estate was up 10.2%. These gains were partially offset by a 17.8% decline in classified employment advertising.

Non-Newspaper Operations - Revenues increased 0.8%, primarily due to a 24.2% increase in revenue at Nando Media. This gain was partially offset by a 1.4% decline in revenue at TNN.

Operating Expenses:

Total operating expenses decreased by 8.9% largely due to a 24.2% decline in newsprint and supplement expense, with newsprint prices down 21.7% and newsprint consumption down 4.2% (resulting primarily from lower advertising volumes and web width reductions). Compensation expenses increased 2.0%, reflecting merit increases, incentive compensation increases and higher fringe benefits costs, partially offset by a 3.4% decline in employee head count. All other operating cash expenses decreased by 6.2% due to ongoing cost control measures. Non-cash expenses decreased by 32.8% reflecting the $25.8 million decrease in amortization expense, resulting primarily from the adoption of SFAS No. 142.

Non-Operating (Expense) Income - Net:

Total non-operating expenses declined by $21.7 million or 48.9% from the prior year. Interest expense decreased 40.4% to $21.1 million compared to $35.3 million in 2001, as the Company continued to benefit from lower interest rates and debt repayment from free cash flow. Non-operating expenses for 2001 included a pre-tax charge of $10.6 million to write down certain Internet investments. The Company also recorded $1,125,000 as its share of Ponderay's loss in 2002 versus $780,000 of income in 2001.

Income Taxes:

The Company's effective income tax rate was 39.5% versus 52.2% in 2001 primarily as a result of its adoption of SFAS No. 142. See note 2 to the consolidated financial statements.

Liquidity & Capital Resources

Operations generated $121.4 million in cash and equivalents during the first nine months of 2002. This was a decline of $25 million from the cash generated from operations in 2001, due primarily to declines in revenues, reductions in accounts payable, and a $10 million contribution to the Company's pension plans (see discussion below). The Company also received $2.1 million in proceeds from employee purchases of stock under its IRC Section 423 stock purchase plan, and $5.3 million of proceeds from the exercise of stock options under employee and director option plans. Outside of operations, cash was primarily used to repay debt, pay for capital expenditures and pay dividends. The Company repaid $110 million in long-term debt. Capital expenditures were $18.7 million and dividends were $13.7 million for the nine-month period. Capital expenditures are projected to be approximately $33 million at existing facilities for the fiscal year 2002 although actual results could differ.

See footnote 3 to the consolidated financial statements and Item 3 below for a description of the Company's $528 million of bank debt and its interest rate protection agreements. The Company has outstanding letters of credit totaling $14.1 million securing estimated obligations stemming from workers' compensation claims, and other contingent claims. The Company had $57.9 million of available credit under its Credit Agreement at September 29, 2002.

On October 29, 2002, Standard & Poor's raised its corporate credit and senior unsecured debt ratings for the Company to "BBB" from "BBB-" and maintained its positive outlook on the Company.

As of September 29, 2002, the Company guaranteed $19,771,000 of bank debt of other parties, of which $16,605,000 was related to its interest in the Ponderay Newsprint Company (Ponderay), a general partnership that owns and operates a newsprint mill in Washington State.

On July 1, 2002 the Company made a voluntary contribution of $10 million to its defined benefit pension plans. Returns on pension assets have declined over the last two years and, if returns do not improve, the Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans.

Management is of the opinion that operating cash flow and its present cash and credit lines are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and investments, working capital needs, debt service requirements, and other liabilities arising in the ordinary course of business. Although the Company has no present plan in place for early repayment of its debt, the Company expects to continue to accelerate payments on this debt as cash generation allows.

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

Risk Factors That Could Affect Operating Results

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, use of derivative instruments, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control. For a more complete discussion of these and other factors, please refer to the Company's Form 10-K filed on March 29, 2002.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 13.4% of McClatchy's operating expenses in the first nine months of fiscal 2002. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company's earnings per share, please see the newsprint discussion above at "Recent Events and Trends."

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers would be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of September 29, 2002, approximately a quarter of our full- and part-time employees were represented by unions. Most of the Company's union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company's operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of its newspaper operations.

On March 19, 1998, we completed a reorganization (the Reorganization) pursuant to which we implemented a holding company structure and also acquired the Star Tribune by way of a merger with Cowles Media Company (the Cowles Merger). To finance the Reorganization, we borrowed enough cash to fund payment of the cash due to Cowles stockholders, pay the fees and expenses incurred in connection with the Reorganization and refinance debt assumed from Cowles and pre-existing debt of McClatchy. As of September 29, 2002, we had $492.6 million of long-term debt. Furthermore, because $1.2 billion of the purchase price of the Cowles Merger was allocated to intangible assets, such as goodwill, we now have negative net tangible assets. Our net tangible assets as of September 29, 2002, were ($240.1) million.

The Company's debt is rated investment grade (currently BBB) by Standard & Poor's (see discussion of recent ratings upgrade above in "Liquidity & Capital Resources"). Nonetheless, its relatively high leverage may have important consequences for us in the future, including the following: (a) our ability to obtain additional financing for future acquisitions (if any), working capital, capital expenditures or other purposes may be affected or, if we are able to obtain additional financing, it may not be on favorable terms; (b) a substantial portion of our cash flow available from operations, after satisfying certain liabilities arising in the ordinary course of business, will be dedicated to the payment of principal and interest on this indebtedness, thereby reducing funds that would otherwise be available to us; (c) a substantial decrease in our net operating cash flows or a substantial increase in our expenses could make it difficult for us to meet our debt service requirements, or could force us to modify our operations; and (d) our leverage may make us more vulnerable to a downturn in our business or the economy generally. In addition, the terms of the Reorganization borrowing agreements include operating and financial restrictions, such as limits on our ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. All of the debt is pre-payable without penalty. Although we have no present plan in place for early repayment of this debt, we intend to accelerate payments on this debt as cash generation allows.

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

The Company has four interest rate swap agreements totaling $300 million designated as cash flow hedges specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200 million of its variable rate bank debt through June 2003, and $100 million through June 2004. The effect of these agreements is to fix the London Interbank Offered Rate (LIBOR) interest rate exposure on these borrowings at approximately 4.4% on that portion of the Company's term loans.

All things being equal, a hypothetical 25 basis point change in LIBOR would have a $0.01 per share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk-sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.

Item 4 -	CONTROLS AND PROCEDURES

During the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended). Following that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that time. There have been no significant changes in the Company's internal controls, other factors that could significantly affect internal controls, or significant or material weaknesses with regard to the Company's internal controls identified by the Company subsequent to that evaluation.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Default Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.(a)	Exhibits filed as a part of this Report as listed in the Exhibit Index, on page 24 hereof.

(b)	Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company

Registrant

Date: November 4, 2002	/s/ Patrick J. Talamantes Patrick J. Talamantes Vice President, Finance, Treasurer and Chief Financial Officer

CERTIFICATION

I, Gary B. Pruitt, Chief Executive Officer of The McClatchy Company, certify that:

  I have reviewed this quarterly report on Form 10-Q of The McClatchy Company;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 4, 2002	/s/ Gary B. Pruitt Gary B. Pruitt Chief Executive Officer

CERTIFICATION

I, Patrick J. Talamantes, Chief Financial Officer of The McClatchy Company, certify that:

  I have reviewed this quarterly report on Form 10-Q of The McClatchy Company;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 4, 2002	/s/ Patrick J. Talamantes
Patrick J. Talamantes
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description
3.1*	The Company's Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company's 1997 Form 10-K.
3.2*	The Company's By-laws included as Exhibit 3.2 in the Company's Registration Statement No. 333-46501 on Form S-4.
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

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gary B. Pruitt, Chief Executive Officer of The McClatchy Company (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    the Quarterly Report on Form 10-Q of the Registrant, to which this certificate is attached as an exhibit (the "Report"), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and
    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: November 4, 2002	/s/ Gary B. Pruitt Gary B. Pruitt Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Patrick J. Talamantes, Chief Financial Officer of The McClatchy Company (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    the Quarterly Report on Form 10-Q of the Registrant, to which this certificate is attached as an exhibit (the "Report"), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and
    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: November 4, 2002	/s/ Patrick J. Talamantes
Patrick J. Talamantes
Chief Financial Officer