Form 10-K
period 2002-12-29
MCCLATCHY CO
filed 2003-02-25
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                   to

Commission file number: 1-9824

The McClatchy Company

(Exact name of registrant as specified in its charter)

Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 “Q” Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 916-321-1846

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒ Yes        ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).         ☒ Yes        ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 30, 2002: approximately $1,308,630,000. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 25, 2003:

Class A Common Stock         19,487,346 Shares

Class B Common Stock         26,544,147 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s May 14, 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

INDEX TO THE McCLATCHY COMPANY

2002 FORM 10-K

PART I

ITEM 1.    BUSINESS

Available Information

The Company maintains a website which includes an investor relations page available to all interested parties at www.mcclatchy.com. All filings with the United States Securities and Exchange Commission, along with any amendments thereto, are available free of charge on our website at www.mcclatchy.com/investor/. In addition, paper copies of any such filings are available free of charge by contacting us at the address listed on the cover page of this filing. The contents of this website are not incorporated into this filing. Further, our reference to the URL for this website is intended to be an inactive textual reference only.

Overview

All references to the “Company” herein include McClatchy Newspapers, Inc., the predecessor in interest in which the Company was formed as a holding company owning McClatchy Newspapers, Inc. and Cowles Media Company.

The Company dates to the California Gold Rush era of 1857. The three California newspapers—The Sacramento Bee, The Fresno Bee and The Modesto Bee—were the core of the Company for more than a century. The Company began to diversify geographically outside of California in 1979 when it purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri-City Herald in Southeastern Washington. In 1986, the Company purchased The (Tacoma) News Tribune. In the early and mid 1990s the Company expanded into the Carolinas when it purchased newspapers in South Carolina and The News and Observer Publishing Company in North Carolina, and into the Midwest with the 1998 acquisition of The Star Tribune Company.

The Company owns and publishes 22 newspapers in four regions of the country—Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). These newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the calendar year 2002, the Company had an average paid daily circulation of 1,392,745, Sunday circulation of 1,857,534 and non-daily circulation of 62,632.

The Company supplements its newspaper publishing with a growing array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its 11 daily newspaper markets offering users information, comprehensive news, advertising, e-commerce and other services.

Each of the Company’s newspapers is largely autonomous in its business and editorial operations so as to meet most effectively the needs of the communities it serves. Publishers and editors of the newspapers make the day-to-day decisions and within limits are responsible for their own budgeting and planning. Policies on such matters as the amount and type of capital expenditures, key personnel changes, and strategic planning and operating budgets, including wage and pricing matters, are approved or established by the Company’s senior management and/or Board of Directors.

Each of the Company’s 11 daily newspapers has the largest circulation of any newspaper servicing its particular community. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 81% of consolidated net revenues in fiscal 2002 and fiscal 2001. Circulation revenues approximated 15% of consolidated net revenues in fiscal 2002 and 16% of consolidated net revenues in fiscal 2001.

The Company’s newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the Easter holiday and spring advertising season, and the Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits.

Other businesses owned by the Company include Nando Media, the Company’s national online publishing operation, and The Newspaper Network (TNN), a national sales and marketing company. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in Washington State.

When used in this Report, the words “believes,” “expects,” “anticipates,” “estimates,” and similar expressions are generally intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, including those discussed under the heading “Forward Looking Information” in Part II, Item 7 that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Star Tribune

The Star Tribune, a morning newspaper serving Minneapolis-St. Paul and the surrounding metropolitan area, is the Company’s largest newspaper, contributing 33.2% of fiscal 2002 revenues compared to 33.9% of fiscal 2001 revenues. The Star Tribune’s daily average paid circulation in fiscal year 2002 increased 0.6% to 377,999 and Sunday average paid circulation increased 0.8% to 675,036 in fiscal year 2002. As of December 29, 2002, approximately 76% of the daily and 74% of Sunday circulation was home delivered. The Star Tribune competes in the eastern portion of its market with the Pioneer Press, which operates in St. Paul, Minnesota and whose circulation, according to the Audit Bureau of Circulations September 29, 2002 Publisher’s Statement, is 189,994 daily and 251,956 Sunday.

The Star Tribune’s advertising volumes for the fiscal years ended December 29, 2002 and December 30, 2001 are set forth in the following table:

	2002	2001
Full Run advertising linage in thousands of six-column inches	1,904	1,995
Preprints distributed in millions	1,130	1,042

The Star Tribune’s fiscal 2002 net revenues decreased 1.9% to $359,100,000 from fiscal 2001.

California Newspapers

The California newspapers include the three “Bee” newspapers along with the Clovis Independent, a weekly newspaper that circulates in Clovis, California, a community east of Fresno, and two Spanish-language, non-daily newspapers. The net revenues and circulation of these newspapers are summarized below:

	2002 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2002	2001
The Sacramento Bee	294,304	348,494	$224,212,000	$217,486,000
The Fresno Bee	161,657	191,548	$89,505,000	$89,018,000
The Modesto Bee (2)	85,723	92,362	$55,570,000	$54,701,000
Non-daily newspapers	6,321	N/A	$1,620,000	$1,653,000

(1)	Based on fiscal year average paid circulation.
(2)	Includes revenues of one non-daily Spanish-language newspaper

The California newspapers produced approximately 34.3% of total Company net revenues in fiscal 2002, compared to 33.6% in fiscal 2001. Fiscal 2002 net revenues at the California newspapers increased 2.2% from fiscal 2001.

The Sacramento Bee

The Sacramento Bee is a morning newspaper serving the California state capital and the surrounding region. In fiscal year 2002, The Sacramento Bee’s average paid circulation increased 0.1% daily and was down 0.7% Sunday. As of December 29, 2002, approximately 84% of the daily, and 79% of the Sunday circulation was home delivered.

The Sacramento Bee’s advertising volumes for the fiscal years ended December 29, 2002 and December 30, 2001 are set forth in the following table:

	2002	2001
Full Run advertising linage in thousands of six-column inches column inches	2,490	2,436
Preprints distributed in millions	607	548

The Sacramento Bee’s fiscal 2002 net revenues increased 3.1% from fiscal 2001 revenues.

The Fresno Bee

The Fresno Bee is a morning newspaper serving the Fresno, California metropolitan area. In 2002, The Fresno Bee’s fiscal year 2002 average paid circulation increased 0.5% daily and increased 0.7% Sunday. As of December 29, 2002, approximately 90% of The Fresno Bee’s daily and 88% of the Sunday circulation was home delivered.

The Fresno Bee’s advertising volumes for the fiscal years ended December 29, 2002 and December 30, 2001 are set forth in the following table:

	2002	2001
Full Run advertising linage in thousands of six-column inches	1,286	1,259
Preprints distributed in millions	288	271

The Fresno Bee’s fiscal 2002 net revenues increased 0.5% from 2001.

The Modesto Bee

The Modesto Bee is a morning newspaper that serves the Modesto, California metropolitan area, located between Sacramento and Fresno. The Modesto Bee’s fiscal year 2002 average paid circulation increased 0.2% daily and 0.8% Sunday. As of December 29, 2002, approximately 83% of the daily and 82% of the Sunday circulation was home delivered.

The Modesto Bee’s advertising volumes for the fiscal years ended December 29, 2002 and December 30, 2001, are set forth in the following table:

	2002	2001
Full Run advertising linage in thousands of six-column inches	1,314	1,246
Preprints distributed in millions	158	141

The Modesto Bee’s fiscal 2002 net revenues increased 1.6% from fiscal 2001.

Carolinas Newspapers

The Carolinas newspapers include The News & Observer, the second largest newspaper in North Carolina, and three daily newspapers in South Carolina. The Company also operates eight non-daily newspapers in North and South Carolina strategically located near its daily newspapers.

The net revenues and circulation of the Carolinas newspapers are summarized below:

	2002 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2002	2001
The News & Observer (Raleigh)	169,382	210,035	$130,073,000	$131,848,000
The Herald (Rock Hill)(2)	31,696	33,650	$14,683,000	$14,058,000
The Island Packet (Hilton Head)	17,900	18,958	$15,448,000	$15,138,000
The Beaufort Gazette	12,091	11,400	$6,466,000	$6,039,000
Non-daily newspapers (2)	42,758	N/A	$10,621,000	$10,468,000

(1)	Based on fiscal year average paid circulation.
(2)	Four South Carolina non-daily newspapers’ revenues are consolidated with revenues of The Herald.

The Carolinas newspapers produced 16.4% of total Company net revenues in fiscal 2002 and 2001. Net revenues of the Carolinas newspapers declined 0.2% from fiscal 2001.

The News & Observer

The News & Observer, the Company’s third largest newspaper, is a morning daily serving North Carolina’s state capital, Raleigh, and the Research Triangle, which includes Raleigh, Durham and Chapel Hill, North Carolina.

The News & Observer’s average paid circulation in fiscal year 2002 increased approximately 0.4% daily and 0.2% Sunday. As of December 29, 2002, approximately 80% of the daily and 76% of the Sunday circulation was home delivered.

The News & Observer’s advertising volumes for the fiscal years ended December 29, 2002 and December 30, 2001 are set forth in the following table:

	2002	2001
Full Run advertising linage in thousands of six-column inches	2,078	2,033
Preprints distributed in millions	351	314

The News & Observer’s fiscal 2002 net revenues decreased 1.3% from fiscal 2001.

The Herald

The Herald is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is a community approximately 25 miles southwest of Charlotte, North Carolina. In 2002, The Herald’s fiscal year 2002 average paid circulation increased 1.5% daily and 1.4% on Sunday from fiscal year 2001.

The Herald’s main competitor is a zoned edition of the Charlotte Observer, whose circulation in The Herald’s primary circulation area is estimated to be approximately a third of The Herald’s circulation. As of

December 29, 2002, approximately 79% of the daily and 77% of the Sunday circulation of the Herald was home delivered.

Advertising volumes for the fiscal years ended December 29, 2002 and December 30, 2001 are set forth in the following table:

	2002	2001
Full Run advertising linage in thousands of six-column inches	815	775
Preprints distributed in millions	54	50

The Herald’s fiscal 2002 net revenues increased 4.4% from fiscal 2001.

The Island Packet and The Beaufort Gazette

The Island Packet and The Beaufort Gazette serve Beaufort County in southeastern South Carolina. The Island Packet serves Hilton Head Island and the town of Bluffton where tourism, retirement communities and services are the economic mainstays. The Gazette serves the city of Beaufort and northern Beaufort County encompassing surrounding islands of Lady’s, St. Helena, Fripp and Parris. In 2001, the management and many business functions of the two newspapers were combined to pursue regional strategies and operational synergies.

From fiscal year 2001 to fiscal year 2002, the average paid circulation increased 5.6% daily and Sunday at The Island Packet, and increased 0.7% daily and 2.6% Sunday at The Gazette.

As of December 29, 2002, approximately 66% of the daily and Sunday circulation of The Packet was home delivered. Comparable amounts for The Gazette were 59% daily and 63% Sunday.

Advertising volumes for the fiscal years ended December 29, 2002 and December 30, 2001 are set forth in the following table:

	2002	2001
Packet Full Run advertising linage in thousands of six-column inches	908	912
Packet Preprints distributed in millions	20	19
Gazette Full Run advertising linage in thousands of six-column inches	378	367
Gazette Preprints distributed in millions	17	15

The Packet’s fiscal year 2002 net revenues increased 2.0% over fiscal 2001, and The Gazette’s net revenues increased 7.1%.

Carolinas Non-daily Newspapers

The South Carolina non-daily newspapers include the Clover Herald, the Yorkville Enquirer, the Lake Wylie Magazine and the Fort Mill Times, and serve small communities in Chester and York counties. Their combined paid non-daily circulation is 8,611.

The North Carolina non-dailies are newspapers that serve communities generally surrounding Raleigh. They are: Chapel Hill News, Cary News, Eastern Wake News, and Smithfield Herald. Their combined paid non-daily circulation is 34,191.

Northwest Newspapers

The Company publishes five newspapers in Washington State and the largest daily newspaper in Alaska. The net revenues and circulation of these newspapers are summarized below:

	2002 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2002	2001
The News Tribune	128,802	145,887	$77,893,000	$80,761,000
Anchorage Daily News	71,979	85,281	$56,629,000	$54,668,000
Tri-City Herald	41,210	44,884	$22,376,000	$21,260,000
Non-daily newspapers	13,509	N/A	$4,355,000	$3,945,000

(1)	Based on fiscal year average paid circulation.

The Company’s Northwest newspapers produced 14.9% of the Company’s total net revenues in fiscal 2002 and 2001. Net revenues in fiscal 2002 at the Northwest newspapers increased 0.4% versus fiscal 2001.

The News Tribune

The News Tribune, a morning newspaper, primarily serves the Tacoma, Washington, metropolitan area in Pierce and South King Counties. It is the third largest newspaper in Washington State. Tacoma is approximately 30 miles south of Seattle. The News Tribune competes in the northernmost fringes of its market with the major Seattle daily newspapers. In fiscal year 2002, the average paid circulation of The News Tribune increased 0.1% daily and 0.2% Sunday. As of December 29, 2002, approximately 83% of the daily and Sunday circulation was home delivered.

The News Tribune’s advertising volumes for the fiscal years ended December 29, 2002 and December 30, 2001 are set forth in the following table:

	2002	2001
Full Run advertising linage in thousands of six-column inches	1,426	1,420
Preprints distributed in millions	233	223

The News Tribune’s fiscal 2002 net revenues decreased 3.6% from fiscal 2001.

Anchorage Daily News

The Anchorage Daily News, a morning newspaper, is Alaska’s largest newspaper. The Anchorage Daily News circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprising metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

The Daily News’ average paid daily circulation increased 0.1% in fiscal year 2002, while Sunday circulation was flat. As of December 29, 2002, approximately 68% of the daily and 65% of the Sunday circulation was home delivered.

Advertising volumes for the fiscal years ended December 29, 2002 and December 30, 2001, are set forth in the following table:

	2002	2001
Full Run advertising linage in thousands of six-column inches	973	967
Preprints distributed in millions	89	85

Anchorage Daily News’ fiscal 2002 net revenues increased 3.6% from fiscal 2001.

Tri-City Herald

The Tri-City Herald is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. For fiscal year 2002, the Tri-City Herald’s average paid circulation increased 0.1% daily and 0.7% Sunday. As of December 29, 2002, approximately 89% of the daily and 87% of the Sunday circulation was home delivered.

The Tri-City Herald’s advertising volumes for the fiscal years ended December 29, 2002 and December 30, 2001 are set forth in the following table:

	2002	2001
Full Run advertising linage in thousands of six-column inches	763	757
Preprints distributed in millions	88	83

The Tri-City Herald’s fiscal 2002 net revenues increased 5.2% from fiscal 2001.

Northwestern Non-daily Newspapers

The Company’s other non-daily newspapers include the Peninsula Gateway in South Puget Sound and The Puyallup Herald, which circulates weekly in South Pierce County, near Tacoma.

Other Operations

The Newspaper Network, Inc. (TNN), a separate subsidiary, provides third-party placement service with state-of-the-art one-order, one-bill service for the distribution of preprinted advertising inserts and run-of-press advertising. It also offers its clients sophisticated marketing analysis to profile and target potential new customers.

The Company’s rapidly expanding Internet activities have produced robust local websites in each of its 11 daily newspaper markets. These efforts are supported by Nando Media, the Company’s interactive media operation. Nando Media serves as a technology partner to the Company and to other newspapers, providing hosting and programming.

Net revenues for all other operations in fiscal 2002, primarily TNN and Nando Media, were $13.3 million, an increase of 2.1% from fiscal 2001 and represent 1.2% of total net revenues in fiscal 2002.

Raw Materials

During fiscal 2002, the Company consumed approximately 243,900 metric tons of newsprint compared to 251,400 metric tons in fiscal 2001. The Company currently obtains its supply of newsprint from a number of suppliers under long-term contracts.

Newsprint expense accounted for 13.6% of operating expenses in fiscal 2002 compared to 15.9% in fiscal 2001. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated current needs. Significant increases in the price of newsprint would adversely affect the operating results of the Company to the extent that it was not offset by advertising and circulation volume and/or rate increases.

The Company, through a wholly-owned subsidiary, Newsprint Ventures, Inc., and four other publishers and a major newsprint manufacturer are partners in Ponderay Newsprint Company, a general partnership, which owns and operates a newsprint mill located sixty miles northeast of Spokane, Washington. The mill became operational in late 1989 and has a production capacity in excess of 240,000 metric tons annually. The publisher partners have committed to take a total of 126,000 metric tons of this anticipated production with the balance to be sold on the open market. The Company’s annual commitment is 28,400 metric tons. See “Management’s Discussion and Analysis” and the financial statements and accompanying notes for further discussion of the impact of this investment on the Company’s business.

Competition

The Company’s newspapers, direct marketing programs and Internet sites compete for advertising revenues and readers’ time with television, radio, the Internet and other computer services, direct mail programs, free shoppers, suburban neighborhood and national newspapers and other publications, and billboard companies, among others. In some of its markets (primarily Minneapolis, Minnesota; Tacoma, Washington; and Rock Hill, South Carolina), the Company’s newspapers also compete with other newspapers published in nearby cities and towns. Competition for advertising is generally based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation is generally based upon the content, journalistic quality, service and the price of the newspaper. The Company’s major daily newspapers are ahead of their direct local newspaper competitors in both advertising linage and general circulation in their respective markets, and its Internet sites are leading local sites in each of the Company’s 11 major daily newspaper markets, based upon various independent and Company research.

Employees – Labor

As of December 29, 2002, the Company had 9,332 full and part-time employees, of whom approximately 24% were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements expiring in various years.

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

ITEM 2. PROPERTIES

The corporate headquarters of the Company are located at 2100 “Q” Street, Sacramento, California. The Company has newspaper production facilities in 11 markets situated in six states. These facilities vary in size and in total, occupy about 4.0 million square feet. Approximately 800,000 of the total square footage are leased from others. The Company owns substantially all of its production equipment, although certain office equipment is leased.

The Company maintains its properties in good condition and believes that its current facilities are adequate to meet the present needs of its newspapers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol—MNI). A small amount of Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company’s Class B Stock is not publicly traded. The following table lists per share dividends paid on Common Stock and the prices of the Company’s Class A Common Stock as reported by these exchanges for fiscal 2002 and 2001:

	2002			2001
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$61.10	$45.95	$0.10	$42.66	$36.50	$0.10
2nd Quarter	$65.55	$56.00	$0.10	$43.22	$37.50	$0.10
3rd Quarter	$64.20	$52.80	$0.10	$44.70	$39.15	$0.10
4th Quarter	$63.76	$54.60	$0.10	$49.60	$41.06	$0.10

The Company’s Board of Directors approved a 10% increase in the dividend for the first quarter of fiscal 2003 to $0.11 per share. The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition and requirements, and other factors considered relevant by the Board.

The number of record holders of Class A and Class B Common Stock at February 25, 2003 was 1,597 and 24, respectively.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(In thousands, except per share amounts)

	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999	December 27, 1998
CONSOLIDATED INCOME STATEMENT DATA:
REVENUES – NET:
Advertising	$877,838	$871,375	$926,745	$875,299	$756,052
Circulation	166,050	168,462	175,429	175,638	162,433
Other	38,010	40,216	39,950	37,010	50,166

Total	1,081,898	1,080,053	1,142,124	1,087,947	968,651
OPERATING EXPENSES:
Depreciation and amortization	73,558	109,330	109,487	106,884	93,786
Other costs and expenses	763,318	796,884	798,807	756,364	694,007

Total	836,876	906,214	908,294	863,248	787,793

OPERATING INCOME	245,022	173,839	233,830	224,699	180,858
Interest (expense) income—net	(26,094)	(43,522)	(63,619)	(65,043)	(62,169)
Other non-operating—net	(2,043)	(9,615)	809	605	3,414

INCOME BEFORE INCOME TAX PROVISION	216,885	120,702	171,020	160,261	122,103
Income tax provision	85,669	62,705	82,090	77,729	61,052

NET INCOME	131,216	$57,997	$88,930	$82,532	$61,051

EARNINGS PER COMMON SHARE:
Basic	$2.87	$1.28	$1.97	$1.84	$1.41

Diluted	$2.84	$1.27	$1.97	$1.83	$1.41

DIVIDENDS PER COMMON SHARE	$0.40	$0.40	$0.40	$0.38	$0.38

CONSOLIDATED BALANCE SHEET DATA:
Total assets	$1,980,651	$2,104,160	$2,165,658	$2,204,028	$2,248,430
Long-term bank debt	471,615	594,714	778,102	878,166	1,004,000
Stockholders’ equity	1,057,329	998,165	958,851	879,666	807,005

In fiscal 2002 the Company adopted SFAS No. 142 and No. 144 and in accordance with these statements, eliminated the amortization of goodwill and recorded a pre-tax charge of $1.6 million to write down the value of certain land. Results in 2001 include pre-tax charges totaling $12.0 million to write down certain Internet investments and reserve for an environmental clean up. The financial information also gives effect to the acquisition of the Star Tribune in March 1998. This summary should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS

Overview

The Company owns and publishes 22 newspapers in four regions of the country—Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). The newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 29, 2002, the Company had an average paid daily circulation of 1,392,745, Sunday circulation of 1,857,534 and non-daily circulation of 62,632. The Company also owns and operates Nando Media, a national online publishing operation, and The Newspaper Network (TNN), a national sales and marketing company. In addition, the Company is a partner (13.5% interest) in the Ponderay Newsprint Company (Ponderay), a general partnership that owns and operates a newsprint mill in Washington State.

The Company supplements its newspaper publishing with a growing array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its 11 daily newspaper markets offering readers information, comprehensive news, advertising, e-commerce and other services.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are allowance for receivables, pension and post-retirement expenses, incentive compensation, insurance reserves, environmental reserves, the Company’s tax provision, depreciation of fixed assets and amortization of intangibles.

We believe the following critical accounting policies, in addition to those described in Note 1 to our financial statements (beginning on page 31 of this filing), affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition—Advertising revenues are recorded when advertisements are placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Circulation revenues are recorded net of direct delivery costs. Other revenue is recognized when the related product or service has been delivered. Revenues are recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives.

Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

Bad Debt—The Company maintains a reserve account for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company uses a combination of the percentage of sales and the aging of accounts receivable to establish reserves for losses on accounts receivable.

Goodwill and Intangible Impairment—In assessing the recoverability of the Company’s goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and analyzes its goodwill and indefinite lived intangible assets for impairment. No impairment loss was recorded in fiscal 2002. See Note 2 to our consolidated financial statements for a more detailed explanation of the Company’s intangible assets.

Pension and Post-retirement Benefits—The Company has significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. For an explanation of these assumptions, see Note 5 to our consolidated financial statements and the discussion in Recent Events and Trends below. The Company is required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future because of changes resulting from fluctuations in the Company’s employee headcount and/or changes in the various assumptions.

Self-Insurance—The Company is self-insured for the majority of its group health insurance costs. The Company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims.

Recent Events and Trends

Employment classified advertising revenues and, to a lesser extent, national advertising revenues have seen significant declines over the last two years. However, employment trends, while still negative, improved in fiscal 2002. Employment advertising revenues declined only 7.5% in the fourth quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001 and were down 18.7% in the full year, compared to a 27.8% decline in fiscal 2001. Also, these declines have been offset somewhat by growth in certain other advertising categories. Please see the revenue discussions in management’s review of its results below.

Newsprint is the major component of the Company’s cost of raw materials and represented 13.6% of the Company’s overall operating expenses in fiscal 2002. Consequently, the Company’s earnings are sensitive to changes in newsprint prices. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by $.03 cents. Newsprint prices have remained below prior year levels throughout 2002, resulting in a favorable expense variance. However, an increase in newsprint prices was implemented in the fourth quarter of 2002. The Company’s newsprint suppliers have announced a $50 per metric ton price increase for March 2003; however, at this time it is uncertain whether the price increase will be effective at the time or in the amount indicated by the announcement. The eventual timing and amount of any further changes in newsprint pricing is dependent on global demand and supply for newsprint. The impact of newsprint price expense on the Company’s results of operations is discussed below.

Due to continued poor performance of the equity markets, the value of our pension fund assets declined in 2002. US GAAP requires the recognition of an additional liability if the market value of plan assets is less than the accumulated benefit obligation at the end of the plan year. Based on the plans’ results, the Company increased its pension liabilities to record a total of $102.2 million of unfunded benefit obligations in 2002 and increased its comprehensive loss, which is a reduction to Stockholders’ Equity on the Consolidated Balance Sheet, by $71.2 million after tax. The liability is largely recorded in Other Long-term Obligations, and the adjustment of comprehensive loss did not affect net income. During 2002 the Company made a voluntary cash contribution of $10 million to its defined benefit pension plans and made additional contributions of $38.6 million in early 2003. The Company may make additional voluntary contributions to the plans in 2003.

Given current economic conditions, the Company has reduced its discount rate to 6.75% from 7.50% used to value its benefit obligations at year-end 2001 to reflect current lower interest rates, and reduced the assumed long-term return on assets to 9.0% in 2002 from 9.5% used in 2001. The reduction in the return on asset rate was made after a review of historical returns of equity and fixed income indices over a 30 and 50 year history and given the roughly 70% equity and 30% fixed income mix of the Company’s qualified pension plans assets, and consultation with the Company’s actuaries. These changes are expected to increase retirement expenses in 2003 by an estimated $5 million to $6 million. Also, given the increase in medical costs, the Company anticipates that health care expenses could rise between $3 million and $5 million in 2003.

In fiscal 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be (1) separately disclosed from other intangible assets in the statement of financial position, (2) no longer amortized, and (3) tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test with any impairments identified treated as a cumulative effect of a change in accounting principle. No material adjustments to the consolidated financial statements were necessary as a result of this transitional impairment test.

The Company owns certain real property that was previously held for sale, which it now plans to retain and use for at least several years. Accordingly, in the fourth quarter of 2002, the Company recorded a charge of $1.6 million to record the property at its historical carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was effective in 2002.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

Net income in the fiscal year 2002 was $131.2 million, up 126.2%, or $2.84 per share compared to the fiscal year 2001 earnings of $58.0 million, or $1.27 per share. Fiscal 2002 earnings included a pre-tax charge of $1.6 million to write down the value of certain real property (as discussed above). The fiscal year 2001 earnings would have been $2.03 per share with the application of SFAS No. 142 which would have eliminated goodwill amortization had it been in place during that year. See the discussion under operating expenses and income tax provision below, and Note 2 to the consolidated financial statements for a discussion of the impact of SFAS No. 142 on the Company’s year-to-date expenses and financial position.

Operating Revenues—Net:

Net revenues in the fiscal year 2002 remained virtually flat at $1.08 billion, with advertising revenues up 0.7% to $877.8 million, and circulation revenues down 1.4% to $166.1 million. Within advertising revenues, retail grew by 3.7%, national declined 4.9% and classified decreased by 1.3%. Within classified advertising, employment declined by 18.7% being partially offset by a 14.9% gain in real estate and an 8.0% gain in automotive.

Operating revenue by region (in thousands):

	Fiscal 2002	Fiscal 2001	% Change
Minnesota newspaper	$359,100	$365,931	(1.9)%
California newspapers	370,907	362,858	2.2%
Carolinas newspapers	177,291	177,551	(0.2)%
Northwest newspapers	161,253	160,634	0.4%
Non-newspaper operations	13,347	13,079	2.1%

	$1,081,898	$1,080,053	0.2%

Minnesota—The Star Tribune generated 33.2% of the Company’s net revenues. Total net revenues declined 1.9% from fiscal 2001, as did advertising revenue. The decline in advertising revenues was primarily attributable to a 5.4% decrease in classified advertising and a 5.9% decrease in national advertising. These declines were partially offset by a 5.3% increase in retail advertising revenues. Within the classified category, employment advertising declined by 24.6%, which was partially offset by a 23.6% increase in real estate advertising and a 4.5% increase in automotive.

California—The Company’s California newspapers—The Sacramento Bee, The Fresno Bee and The Modesto Bee, along with one non-daily newspaper and two free distribution Spanish-language newspapers, generated 34.3% of the Company’s net revenue. Total net revenues at the three California Bee newspapers were up 2.2% from fiscal 2001, with advertising revenue up 2.9%. The increase in advertising revenue was attributable to a 1.9% increase in classified advertising, 28.9% gain in online advertising and an 18.4% increase in direct marketing. Within the classified category, automotive grew by 11.5% and real estate rose by 10.0%. These gains were partially offset by an 11.8% decline in classified employment.

Carolinas – The Carolinas, which includes four daily and eight non-daily newspapers, generated 16.4% of the Company’s net revenue. Total net revenue declined 0.2% from fiscal 2001 with advertising revenue down 0.4% from fiscal 2001. The decline in advertising revenue was attributable to a 3.3% decrease in classified advertising and a 5.5% decline in national advertising, offset by a 4.5% increase in retail. Within classified advertising, employment declined by 19.9%, which was partially offset by a 15.2% gain in real estate and a 3.9% increase in automotive.

The Northwest – The Northwest newspapers, which include three daily and two non-daily newspapers, generated 14.9% of the Company’s net revenues. Total net revenue increased 0.4% from fiscal 2001, with advertising revenue up 3.1%. The increase in advertising revenue was attributable to a 2.5% increase in classified advertising and a 2.1% gain in retail advertising. Within classified advertising, real estate grew 11.6% and automotive increased 9.0%. These gains were partially offset by a 17.2% decline in employment advertising.

Non-Newspaper Operations – Net revenues were up 2.1% from fiscal 2001, largely due to a 21.4% increase in revenue at Nando Media. Total Internet revenues increased 11.8% in fiscal 2002 to $22.2 million, but are largely included in each newspaper’s net revenues.

Operating Expenses:

Total operating expenses decreased 7.7% to $836.9 million in fiscal 2002. Depreciation and amortization decreased $35.8 million in large part due to the adoption of SFAS No. 142, which eliminated the amortization of goodwill. Other expenses, excluding depreciation and amortization, declined 4.2% despite an increase in compensation, which was up 2.6%, reflecting merit increases, incentive compensation increases and higher fringe benefit costs. Much of the decline in these expenses was due to lower newsprint costs. Newsprint and supplements declined by 20.8% with newsprint prices down 18.9% and newsprint consumption down 3.0%. Other operating expenses were down 5.0%. Excluding the $1.6 million charge to write down certain real property, other operating expenses were down 5.8%, reflecting company-wide cost controls.

Non-Operating (Expenses) Income – Net:

Interest expense was $26.4 million for fiscal year 2002. This is a 40.0% decrease from fiscal year 2001 as the Company continued to benefit from lower interest rates and debt repayment from the Company’s cash flow. The Company also recorded $1.3 million as its share of Ponderay’s loss in the fiscal year 2002 compared to $527,000 of income in the fiscal year 2001.

Income Taxes:

The Company’s effective income tax rate was 39.5% versus 52.0% in fiscal year 2001. This decrease results primarily from the Company’s adoption of SFAS No. 142 which eliminated the non-tax-deductible amortization of goodwill. See Note 2 to the consolidated financial statements.

FISCAL 2001 COMPARED TO FISCAL 2000

The Company’s fiscal year included 52 weeks in 2001 versus 53 weeks in 2000, decreasing revenues and expenses. Management estimates that the additional week in fiscal 2000 had no material effect on net income. Net income in fiscal 2001 was $58.0 million, down 34.8%, or $1.27 per share, compared to 2000 earnings of $88.9 million, or $1.97 per share. The decline in earnings was primarily attributable to the fall off in advertising revenues, which impacted the newspaper industry throughout 2001.

Operating Revenues - Net:

Net revenues in the fiscal year 2001 were $1.08 billion, down 5.4% from 2000, with advertising revenues down 6.0% to $871.4 million, and circulation revenues down 4.0% to $168.5 million. Excluding the 53rd week from 2000, management estimates that total net revenues declined 3.9% and that advertising revenues were down 4.5%. Within advertising revenue, classified employment declined an estimated 28.3%. Excluding classified employment, total advertising revenue would have increased approximately 1.6% for the fiscal year 2001, on a 52-week comparable basis. Circulation revenues declined an estimated 2.1% on a 52-week comparable basis, primarily reflecting increased revenue sharing with carriers who are independent contractors (recorded as a reduction to revenues).

Operating revenues by region (in thousands):

	Fiscal 2001	Fiscal 2000	% Change
Minnesota newspaper	$365,931	$402,907	(9.2)%
California newspapers	362,858	373,405	(2.8)%
Carolinas newspapers	177,551	189,230	(6.2)%
Northwest newspapers	160,634	163,956	(2.0)%
Non-newspaper operations	13,079	12,626	3.6%

	$1,080,053	$1,142,124	(5.4)%

Minnesota - The Star Tribune generated 33.9% of the Company’s net revenues. Total net revenues at the Star Tribune declined 9.2%, with total advertising revenue down 10.3% from 2000. The decline in advertising revenues was primarily attributable to a 20.1% decrease in classified advertising and a 14.5% decrease in national advertising. Within the classified category, employment advertising declined 36.9%, which was partially offset by a 27.2% increase in real estate advertising. Excluding the 53rd week in 2000, total revenues decreased approximately 7.8% with advertising revenues down an estimated 9.0%.

California - The Company’s California newspapers generated 33.6% of the Company’s net revenue. Total net revenues were down 2.8%, with total advertising revenue down 2.6%. The decline in advertising revenue was attributable to a 5.2% decrease in classified advertising and a 3.7% decrease in retail advertising. These declines were partially offset by a 7.6% increase in national advertising. Within classified advertising, employment declined 15.1%, which was partially offset by an 11.2% gain in real estate advertising. Excluding the 53rd week in 2000, total revenues decreased approximately 1.2% with advertising revenues down an estimated 1.0%.

Carolinas - The Carolinas newspapers generated 16.4% of the Company’s net revenue. Total net revenue declined 6.2% with advertising revenue down 7.4%. The decline in advertising revenue was attributable to a 14.8% decrease in classified advertising and a 1.8% decrease in retail advertising. Within classified advertising, employment declined 37.1%, which was partially offset by an 8.6% increase in real estate advertising. Excluding the 53rd week in 2000, total revenues decreased approximately 4.8% with advertising revenues down an estimated 6.0%.

The Northwest - The Northwest newspapers generated 14.9% of the Company’s net revenues. Total net revenue declined 2.0%, with advertising revenue down 1.4%. The decline in advertising revenue is attributable to a 4.0% decrease in classified advertising and a 3.7% decrease in retail advertising. Within classified advertising, employment declined 10.8% in this region. Excluding the 53rd week in 2000, total revenues decreased approximately 0.2% while advertising revenue increased about 0.4%.

Non-Newspaper Operations – Net revenues were up 3.6%, largely due to an 8.0% increase in revenue at TNN. Revenue growth at TNN was partially offset by declines in national online revenues at Nando Media. Total Internet revenues increased 18.3% in fiscal 2001 to $19.9 million, but are largely included in each newspaper’s net revenues. Excluding the 53rd week in 2000, total net revenues at the Company’s non-newspaper operations increased approximately 5.5%.

Operating Expenses:

Total operating expenses decreased 0.2% to $906.2 million in 2001 and were up approximately 1.5% excluding the 53rd week in fiscal 2000. The largest increase in operating costs was in compensation, which was up 0.6%, and up approximately 2.5% on a 52-week comparison. Newsprint and supplements declined 2.4% (down approximately 0.6% on a 52-week comparable basis). Newsprint usage decreased 8.4% from 2000, and was down an estimated 6.8% on a 52-week comparable basis. The lower usage reflects a combination of lower advertising activity and the conversion to a narrower page size at nine of the Company’s 11 daily newspapers. However, higher newsprint prices throughout most of 2001 offset much of the effect of lower newsprint usage.

Non-Operating (Expenses) Income - Net:

Interest expense decreased 31.9% to $44.0 million, compared to $64.7 million in fiscal 2000. This decrease reflects lower debt balances and falling interest rates. Non-operating expenses included a pre-tax charge of $10.6 million to write down certain Internet investments. The Company recorded $527,000 as its share of Ponderay income versus a $60,000 loss in fiscal 2000. See Note 1 to the consolidated financial statements for a discussion of the Company’s investment in Ponderay.

Income Taxes:

The Company’s effective tax rate was 52.0% versus 48.0% in fiscal 2000 and primarily reflects lower income before tax, relative to a fixed amount of non-deductible expenses each year. The higher effective tax rate caused the Company’s earnings to decline 10 cents per share in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $5.4 million at December 29, 2002, versus $18.9 million at the end of fiscal 2001. The Company generated $169.5 million of cash from operating activities in fiscal 2002 and has generated an aggregate of $548.8 million over the last three years. The major non-operating uses of cash over the three-year period have been to repay debt, to purchase property, plant and equipment and to pay dividends. In fiscal 2002, the Company repaid $142.0 million of bank debt and has repaid $402.0 million over the last three years. The Company paid $18.3 million in dividends in fiscal 2002, while proceeds from issuing Class A stock under employee stock plans totaled $12.6 million. See the Company’s Statement of Cash Flows on page 29.

In fiscal 2002, the Company made a voluntary contribution of $10 million to its defined benefit pension plans and made additional voluntary contributions of $38.6 million in early 2003. Returns on pension assets have declined over the last three years and, if returns do not improve, the Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans.

The Company expended a total of $32.5 million in fiscal 2002 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Capital expenditures over the last three years have totaled $115.2 million and planned expenditures in fiscal 2003 are estimated to be $40 million at existing facilities.

See Notes 1 and 7 to the consolidated financial statements and the table of contractual obligations and commitments below for a discussion of the Company’s commitments to Ponderay.

A syndicate of banks and financial institutions provided the bank debt financing for the 1998 acquisition of The Star Tribune Company under a Bank Credit Agreement (Credit Agreement). At December 29, 2002, the Company’s bank debt includes term loans consisting of Tranche A of $265 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $119 million bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200 million, of which $112 million was outstanding at December 29, 2002, bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at December 29, 2002, ranged from 2.0% to 2.9%.

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company’s ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At December 29, 2002, the Company had outstanding letters of credit totaling $15.2 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. The Company had $72.8 million of available credit under its current Credit Agreement at December 29, 2002.

The Company does not have, nor does it intend to enter into, derivative contracts for trading purposes. The Company has not attempted to hedge fluctuations in the normal purchases of goods and services used to conduct its business operations. Currently there is no intent to hedge or enter into contracts with embedded derivatives for the purchase of newsprint, ink, and other inventories, leases of equipment and facilities, or business insurance contracts.

The Company utilizes interest rate protection agreements (swaps) to help maintain the overall interest rate risk parameters set by management. None of these agreements were entered into for trading purposes. The swap instruments were entered into to match the significant terms of the underlying debt in an effort to provide highly effective hedges. The Company has four interest rate swap agreements designated as cash flow hedges specifically designed to hedge interest rate fluctuations on $200 million of its variable rate bank debt through June 2003, and $100 million through June 2004. The effect of these agreements is to fix the LIBOR interest rate exposure at approximately 4.4% on that portion of the Company’s term loans.

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 29, 2002 (in thousands of dollars):

	Payment Due by Period
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Long-term debt	$496,000	$24,385	$362,160	$109,455
Operating leases	16,140	6,064	7,068	2,668		$340

Total	$512,140	$30,449	$369,228	$112,123		$340

Other Commercial Commitments:
Interest rate swaps (a)	$6,525	$3,228	$3,297
Standby letters of credit (b)	15,222			$15,222
Guarantees (c)	16,200	16,200

Total	$37,947	$19,428	$3,297	$15,222	$	Nil

(a)	Amounts reflect the fair value should the swaps be terminated; however, the Company does not currently intend to terminate its swaps prior to their normal maturity date.
(b)	In connection with the Company’s insurance program, letters of credit are required to support certain projected claims and obligations.
(c)	The Company guarantees 13.5% of the debt of Ponderay. The Company also has purchase commitments that are more fully described in Note 1 to the consolidated financial statements.

While the Company expects that most of its cash generated from operations in the foreseeable future will be used to repay debt, management believes that the Company’s operating cash flow and its credit facilities as described above are adequate to meet its liquidity needs, including currently planned capital expenditures, pension contributions and future investments.

APPROVAL OF AUDIT AND NON-AUDIT SERVICES

The Company’s general policy is that all audit and non-audit services provided to the Company by Deloitte & Touche LLP, the Company’s outside auditors, are reviewed and, if practicable and appropriate, pre-approved by the Audit Committee of our Board of Directors.

RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward-Looking Information:

This annual report on Form 10-K contains forward-looking statements regarding the Company’s actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, use of derivative instruments, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; geo-political uncertainties including the risk of war, changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 13.6% of McClatchy’s operating expenses in fiscal 2002. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company’s earnings per share, please see the newsprint discussion above at “Recent Events and Trends.”

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers would be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 29, 2002, approximately a quarter of our full- and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of its newspaper operations.

Changes in the regulatory and technological environment are bringing about consolidation of media companies and convergence among various forms of media. These changes are expected to continue or accelerate as a result of anticipated loosening of regulatory constraints by the Federal Communications Commission. The Company faces competition with larger and more diversified entities for circulation and advertising revenues and further industry consolidation will likely increase this competition. Such consolidation could also affect the Company’s opportunities to make acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements (swaps) to help maintain the overall interest rate risk parameters set by management. None of these agreements was entered into for trading purposes.

The Company has four interest rate swap agreements totaling $300 million designated as cash flow hedges specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200 million of its variable rate bank debt through June 2003, and $100 million through June 2004. The effect of these agreements is to fix the London Interbank Offered Rate (LIBOR) interest rate exposure on these borrowings at approximately 4.4% on that portion of the Company’s term loans.

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would have a $0.01 per share increase or decrease in the Company’s annual results of operations. It would also impact the fair values of its market risk-sensitive financial instruments, but would not materially affect the Company’s financial position taken as a whole.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted as not applicable under the rules of Regulation S-X.

INDEPENDENT AUDITORS’ REPORT

The McClatchy Company:

We have audited the accompanying consolidated balance sheets of The McClatchy Company and its subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 29, 2002. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The McClatchy Company and its subsidiaries at December 29, 2002 and December 30, 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Deloitte & Touche LLP

Sacramento, California

January 28, 2003

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
REVENUES – NET
Newspapers:
Advertising	$877,838	$871,375	$926,745
Circulation	166,050	168,462	175,429
Other	24,663	27,137	27,324

	1,068,551	1,066,974	1,129,498
Non-newspapers	13,347	13,079	12,626

	1,081,898	1,080,053	1,142,124
OPERATING EXPENSES
Compensation	439,776	428,800	426,175
Newsprint and supplements	130,841	165,252	169,339
Depreciation and amortization	73,558	109,330	109,487
Other operating expenses	192,701	202,832	203,293

	836,876	906,214	908,294

OPERATING INCOME	245,022	173,839	233,830
NON-OPERATING (EXPENSES) INCOME
Interest (expense) income – net	(26,094)	(43,522)	(63,619)
Other – net	(2,043)	(9,615)	809

	(28,137)	(53,137)	(62,810)

INCOME BEFORE INCOME TAX PROVISION	216,885	120,702	171,020
INCOME TAX PROVISION	85,669	62,705	82,090

NET INCOME	$131,216	$57,997	$88,930

NET INCOME PER COMMON SHARE:
Basic	$2.87	$1.28	$1.97
Diluted	$2.84	$1.27	$1.97
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	45,795	45,468	45,100
Diluted	46,178	45,616	45,243

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

ASSETS	December 29, 2002	December 30, 2001
CURRENT ASSETS
Cash and cash equivalents	$5,357	$18,883
Trade receivables (less allowances of $5,062 in 2002 and $5,228 in 2001)	197,448	187,273
Other receivables	1,211	3,444
Newsprint, ink and other inventories	14,620	14,127
Deferred income taxes	20,706	18,100
Other current assets	8,859	6,540

	248,201	248,367
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	226,960	222,429
Equipment	516,703	503,149

	743,663	725,578
Less accumulated depreciation	(424,853)	(383,070)

	318,810	342,508
Land	53,229	52,817
Construction in progress	21,082	16,682

	393,121	412,007
INTANGIBLE ASSETS:
Identifiable intangibles – net	105,020	123,684
Goodwill – net	1,218,047	1,217,875

	1,323,067	1,341,559
OTHER ASSETS	16,262	102,227

TOTAL ASSETS	$1,980,651	$2,104,160

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 29, 2002	December 30, 2001

CURRENT LIABILITIES
Current portion of bank debt	$24,385	$43,286
Accounts payable	103,956	129,887
Accrued compensation	62,459	62,532
Income taxes	—	10,558
Unearned revenue	39,863	37,237
Carrier deposits	2,668	2,963
Other accrued liabilities	17,509	21,240

	250,840	307,703
LONG-TERM BANK DEBT	471,615	594,714
OTHER LONG-TERM OBLIGATIONS	128,826	92,985
DEFERRED INCOME TAXES	72,041	110,593
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Common stock $.01 par value:
Class A – authorized 100,000,000 shares, issued 19,471,307 in 2002 and 18,944,566 in 2001	195	189
Class B – authorized 60,000,000 shares, issued 26,544,147 in 2002 and 26,648,647 in 2001	266	267
Additional paid-in capital	313,320	296,220
Retained earnings	826,086	713,201
Accumulated other comprehensive loss	(82,538)	(11,712)

	1,057,329	998,165

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,980,651	$2,104,160

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,216	$57,997	$88,930
Reconciliation to net cash provided:
Depreciation and amortization	75,265	111,803	112,013
Deferred income taxes	6,060	(11,683)	(4,319)
Partnership (income) losses	1,341	(527)	60
Changes in certain assets and liabilities—net	(45,431)	28,056	(15,732)
Other	1,004	11,305	1,462

Net cash provided by operating activities	169,455	196,951	182,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32,460)	(37,051)	(45,691)
Other—net	(2,798)	(2,231)	2,464

Net cash used by investing activities	(35,258)	(39,282)	(43,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(142,000)	(141,000)	(119,000)
Payment of cash dividends	(18,331)	(18,197)	(18,053)
Other—principally stock issuances	12,608	9,757	7,279

Net cash used by financing activities	(147,723)	(149,440)	(129,774)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,526)	8,229	9,413
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,883	10,654	1,241

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,357	$18,883	$10,654

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Par Value		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	Class A	Class B
BALANCES, DECEMBER 26, 1999	$164	$285	$276,693	$602,524		$879,666
Net income				88,930		88,930
Dividends paid ($.40 share)				(18,053)		(18,053)
Conversion of 1,289 Class B shares to Class A	13	(13)				—
Issuance of 287 Class A shares under stock plans	3		7,276			7,279
Tax benefit from stock plans			1,029			1,029

BALANCES, DECEMBER 31, 2000	180	272	284,998	673,401		958,851
Net income				57,997		57,997
Fair value of swaps January 1, 2001 ($629 pre-tax)					$(377)
Change in fair value of swaps ($7,308 pre-tax)					(4,008)
Minimum pension liability ($12,212 pre-tax)					(7,327)

Other comprehensive loss					(11,712)	(11,712)

Total comprehensive income						46,285
Dividends paid ($.40 share)				(18,197)		(18,197)
Conversion of 551 Class B shares to Class A	5	(5)				—
Issuance of 349 Class A shares under stock plans	4		9,753			9,757
Tax benefit from stock plans			1,469			1,469

BALANCES, DECEMBER 30, 2001	189	267	296,220	713,201	(11,712)	998,165
Net income				131,216		131,216
Minimum pension liability ($118,715 pre-tax)					(71,229)
Change in fair value of swaps ($1,197 pre-tax)					471
Other ($113 pre-tax)					(68)

Other comprehensive loss					(70,826)	(70,826)

Total comprehensive income						60,390
Dividends paid ($.40 share)				(18,331)		(18,331)
Conversion of 105 Class B shares to Class A	1	(1)				—
Issuance of 422 Class A shares under stock plans	5		12,603			12,608
Tax benefit from stock plans			4,497			4,497

BALANCES, DECEMBER 29, 2002	$195	$266	$313,320	$826,086	$(82,538)	$1,057,329

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

Related party transactions—The Company owns a 13.5% interest in Ponderay Newsprint Company (“Ponderay”) which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company’s share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see Note 7) and is required to purchase 28,400 metric tons of annual production on a “take-if-tendered” basis at prevailing market prices until the debt is repaid. The Company satisfies this obligation by direct purchase (2002: $12,546,000, 2001: $10,802,000 and 2000: $16,497,000) or reallocation to other buyers.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized.

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

—	10 to 60 years for buildings
—	9 to 25 years for presses
—	3 to 15 years for other equipment

Intangibles and goodwill consist of the unamortized excess of the cost of acquiring newspaper operations over the fair values of the newspapers’ tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers, covenants not to compete and commercial printing contracts, are amortized over three to forty years. Prior to the adoption of SFAS No. 142 in fiscal 2002, the excess of purchase prices over identifiable assets was amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of each of its newspaper operations. See Note 2.

Stock-based compensation—At December 29, 2002 the Company has six stock-based compensation plans, which are described more fully at Note 8. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. No material amounts of compensation have been recorded for these plans.

Had compensation costs for the Company’s stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2002	2001	2000
Net income:
As reported	$131,216	$57,997	$88,930
Deduct stock-based compensation under SFAS No. 123, net of taxes	(3,828)	(2,416)	(2,411)

Pro forma	$127,388	$55,581	$86,519

Earnings per common share:
As reported
Basic	$2.87	$1.28	$1.97
Diluted	$2.84	$1.27	$1.97
Pro forma
Basic	$2.78	$1.22	$1.92
Diluted	$2.76	$1.22	$1.91

Derivative instruments—The Company records its derivative instruments, primarily interest rate protection agreements (swaps), at fair value in its financial statements. See Notes 3 and 9.

Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes. See Note 4.

Comprehensive income (loss) – The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity. Such changes relate primarily to valuing its pension liabilities and interest rate protection agreements, net of tax effects. The following summarizes the accumulated other comprehensive loss balances as of December 29, 2002 (in thousands):

	December 30, 2001	Current Period Change	December 29, 2002
Minimum pension liability adjustment	$(7,327)	$(71,229)	$(78,556)
Fair value of swaps	(4,385)	471	(3,914)
Other	—	(68)	(68)

Total comprehensive loss	$(11,712)	$(70,826)	$(82,538)

Segment reporting – The Company’s primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS)—Basic EPS excludes dilution and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options — equivalents calculated using the treasury stock method, no adjustment to net income required) in the period. See Note 8.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

In fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be (1) separately disclosed from other intangible assets in the statement of financial position, (2) no longer amortized, and (3) tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test with any impairments identified treated as a cumulative effect of a change in accounting principle. No material adjustments to the consolidated financial statements were necessary as a result of this transitional impairment test.

In accordance with SFAS No. 142, The Company discontinued the amortization of goodwill effective in its fiscal year beginning December 31, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of related income tax follows (in thousands):

	Twelve Months Ended
	December 29, 2002 (As reported)	December 30, 2001 (Pro forma)	December 31, 2000 (Pro forma)
Income before income tax provision	$216,885	$120,702	$171,020
Add: goodwill amortization	—	34,735	35,418

Adjusted income before tax provision	216,885	155,437	206,438
Income tax provision	85,669	62,871	82,254

Adjusted net income	$131,216	$92,566	$124,184

Adjusted basic earnings per share	$2.87	$2.04	$2.75

Adjusted diluted earnings per share	$2.84	$2.03	$2.74

As required by the SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified to goodwill. As a result of the Company’s analysis, no reclassifications of intangible assets to goodwill were required as of December 29, 2002.

Information regarding the Company’s identifiable intangible assets is as follows (in thousands):

	December 29, 2002
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	16 Years	$249,966	$162,193	$87,773
Other	8 Years	38,804	21,557	17,247

Identifiable intangible assets		$288,770	$183,750	$105,020

	December 30, 2001
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	16 Years	$249,990	$143,043	$106,947
Other	13 Years	36,314	19,577	16,737

Identifiable intangible assets		$286,304	$162,620	$123,684

Amortization expense for intangible assets was $ 19,604,000 for the fiscal year ended December 29, 2002. Estimated amortization expense related to intangible assets existing at December 29, 2002, for the five succeeding fiscal years, is as follows (in thousands):

Estimated Amortization Expense
2003	$19,505
2004	17,841
2005	17,462
2006	7,146
2007	3,306

NOTE 3.    LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

The Company’s Credit Agreement includes term loans consisting of Tranche A of $265,000,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $119,000,000 bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200,000,000 bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at December 29, 2002, ranged from 2.0% to 2.9%.

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company’s ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At December 29, 2002 the Company had outstanding letters of credit totaling $15,222,000 securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

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

The Company has four interest rate swap agreements designated as cash flow hedges specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200,000,000 of its variable rate bank debt through June 2003, and $100,000,000 through June 2004. The effect of these agreements is to fix the LIBOR interest rate exposure at approximately 4.4% on that portion of the Company’s term loans.

The swap instruments provide for payments of interest at the fixed rates and receipt of interest at variable rates, which are reset to three-month LIBOR rates quarterly. Net payments or receipts under such agreements are recorded as adjustments to interest expense. The swaps were entered into to match the significant terms of the underlying debt in an effort to provide highly effective hedges.

No gain or loss has been recorded in net income as a result of ineffectiveness of these hedges. Income, net of taxes, of $471,000 is recorded in comprehensive income related to these hedges—see the Company’s Consolidated Statement of Stockholders’ Equity. See Note 9 for a description of the fair value of the Company’s interest rate swap agreements.

At the end of 2002 and 2001, long-term debt consisted of (in thousands):

	December 29, 2002	December 30, 2001
Term loans	$384,000	$585,000
Revolving credit line	112,000	53,000

Total indebtedness	496,000	638,000
Less current portion	(24,385)	(43,286)

Long-term indebtedness	$471,615	$594,714

Long-term debt matures as follows (in thousands):

2004	$155,692
2005	206,468
2006	26,727
2007	82,728

$471,615

Other long-term obligations consist of (in thousands):

	December 29, 2002	December 30, 2001
Pension obligations	$101,346	$66,819
Post-retirement benefits obligation	12,467	12,891
Deferred compensation and other	15,013	13,275

Total other long-term obligations	$128,826	$92,985

NOTE 4. INCOME TAXES

Income tax provisions consist of (in thousands):

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Current:
Federal	$68,843	$60,924	$71,785
State	10,767	13,464	14,624
Deferred:
Federal	4,504	(9,702)	(3,913)
State	1,555	(1,981)	(406)

Income tax provision	$85,669	$62,705	$82,090

The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2%	6.4%	5.9%
Amortization of intangibles	0.1%	10.5%	7.1%
Other	0.2%	0.1%	—

Effective tax rate	39.5%	52.0%	48.0%

See Note 2 for a discussion of the impact of SFAS No. 142 on the amortization of non-deductible goodwill in 2002 and future years.

The components of deferred tax liabilities (benefits) recorded in the Company’s Consolidated Balance Sheet on December 29, 2002 and December 30, 2001 are (in thousands):

	2002	2001
Depreciation and amortization	$91,853	$99,113
Partnership losses	4,327	1,701
State taxes	12,532	9,814
Deferred compensation	(52,679)	(13,618)
Mark-to-market of interest rate swaps	(2,609)	(2,923)
Other	(2,089)	(1,594)

Deferred tax liability (net of $20,706 in 2002 and $18,100 in 2001 reported as current assets)	$51,335	$92,493

NOTE 5. EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans) which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of investments in marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts. The Company contributed $1,964,000 in 2002, $1,999,000 in 2001 and $1,855,000 in 2000 to multi-employer retirement plans.

The Company also has a number of supplemental retirement plans to provide key employees with additional retirement benefits. The terms of the plans are generally the same as those of the retirement plans, except that the supplemental retirement plans are limited to key employees and benefits under them are reduced by benefits received under the retirement plans. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The elements of pension costs are as follows (in thousands):

	December 29, 2002	December 30, 2001	December 31, 2000
Cost of benefits earned during the year	$13,808	$12,582	$11,796
Interest on projected benefit obligation	28,983	28,051	26,215
Expected return on plan assets	(39,137)	(40,533)	(39,126)
Prior service cost amortization	739	940	754
Actuarial loss (gain)	37	(1,381)	(2,305)
Transition amount amortization	—	(547)	(547)

Net pension expense (income)	$4,430	$(888)	$(3,213)

The Company also provides or subsidizes certain retiree health care and life insurance benefits under two plans, one for employees of McClatchy Newspapers, Inc. and one for The Star Tribune Company’s employees. The elements of post-retirement expenses are as follows (in thousands):

	December 29, 2002	December 30, 2001	December 31, 2000
Service cost	$622	$442	$409
Interest cost	1,052	982	955
Actuarial gain	(47)	(775)	(852)

Net post-retirement benefit expense	$1,627	$649	$512

A reconciliation of the plans’ benefit obligations, fair value of assets, funded status and amounts recognized in the Company’s Consolidated Balance Sheet at December 29, 2002 and December 30, 2001 are as follows (in thousands):

	Retirement Plans		Post-retirement Plans
	2002	2001	2002	2001
Change in projected benefit obligations:
Beginning of year	$400,334	$363,843	$12,534	$12,117
Service cost	13,808	12,582	622	442
Interest costs	28,983	28,051	1,052	982
Plan amendments	790	1,132	—	—
Actuarial loss	40,213	14,029	3,455	915
Participant contributions	—	—	—	321
Benefits paid	(22,320)	(19,303)	(1,864)	(2,243)

End of year	461,808	400,334	15,799	12,534

Change in fair market value of assets:
Beginning of year	361,713	401,791	—	—
Return on assets	(35,829)	(21,892)	—	—
Contributions	11,348	1,117	1,864	2,243
Benefit payments	(22,320)	(19,303)	(1,864)	(2,243)

End of year	314,912	361,713	—	—

Funded status	(146,896)	(38,621)	(15,799)	(12,534)
Unrecognized net loss (gain)	175,490	60,344	1,993	(1,511)
Prior service costs	5,276	5,222	(545)	(657)

Prepaid (accrued) cost	$33,870	$26,945	$(14,351)	$(14,702)

Amounts recognized:
Prepaid benefit cost	$51,122	$78,192	—	—
Accrued benefit liability	(17,252)	(51,246)	$(14,351)	$(14,702)
Additional liability	(136,070)	(14,964)	—	—
Intangible asset	5,143	2,751	—	—
Accumulated other comprehensive income	130,927	12,212	—	—

Net amount recognized	$33,870	$26,945	$(14,351)	$(14,702)

In fiscal 2002, the Company recorded an unfunded accumulated benefit obligation liability of $102.2 million, which is largely included in other long-term obligations. The Company had net prepaid pension costs of $33.9 million recorded prior to this adjustment. Accordingly, the Company recorded an additional minimum liability of $136.1 million, and a net after-tax loss in other comprehensive loss (a component of stockholders’ equity) of $71.2 million.

Weighted average assumptions used for valuing benefit obligations were:

	2002	2001
Retirement and Post-retirement Plans:	6.75%	7.5%
Discount rate in determining benefit obligation
Retirement Plans:	9.0%	9.5%
Expected long-term rate of return on assets
Rates of compensation increase	3.0%-5.0%	3.0%-5.0%

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets were $461,808,000, $416,359,000 and $314,911,000, respectively, as of December 29, 2002 and $72,088,000, $67,606,000 and $45,286,000, respectively, as of December 30, 2001.

For the McClatchy Newspapers, Inc. post-retirement plan (benefit obligation of $4.4 million, expense of $248,000), the medical care cost trend rates are estimated to remain at 5.8% for the year 2003. A 1.0% change in the assumed health care cost trend rate would have changed the benefit obligation and the annual service cost only nominally. For the Star Tribune post-retirement plan, the medical cost trend rates are expected to decline from 9.0% in 2002 to 5.5% by the year 2007. For the Star Tribune’s plan (benefit obligation of $11.4 million and expense of $1.3 million), a 1.0% change in the assumed health care cost trend rate would have increased the benefit obligation and expense by $1.2 million and $160,000, respectively, and decreased each by $1.1 million and $139,000, respectively.

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. The Company’s mandatory matching contributions to the 401(k) plans were $6,768,000 in 2002, $6,494,000 in 2001 and $6,198,000 in 2000.

NOTE 6. CASH FLOW INFORMATION

Cash paid during the years ended December 29, 2002, December 30, 2001 and December 31, 2000 for interest and income taxes were (in thousands):

	2002	2001	2000
Interest paid (net of amount capitalized)	$26,384	$45,401	$62,590
Income taxes paid (net of refunds)	$88,082	$68,545	$91,144

Cash provided or used by operations was affected by changes in certain assets and liabilities were as follows (in thousands):

	December 29, 2002	December 30, 2001	December 31, 2000
Increase (decrease) in assets:
Trade receivables	$10,279	$2,959	$14,391
Inventories	493	(2,228)	1,579
Other assets	(83,394)	8,467	7,139

Total	(72,622)	9,198	23,109

Increase (decrease) in liabilities:
Accounts payable	(25,931)	29,574	14,086
Accrued compensation	(84,554)	2,010	(3,048)
Income taxes	(10,558)	4,375	(5,764)
Other liabilities	2,990	1,295	2,103

Total	(118,053)	37,254	7,377

Net cash increase (decrease) from changes in certain assets and liabilities	$(45,431)	$28,056	$(15,732)

In 2002 the Company merged two of its pension plans and, at year-end, recorded an unfunded accumulated benefit obligation related to its plans of $102.2 million. These changes resulted in a reduction of $78.2 million in prepaid pension assets and a like amount in accrued compensation. See Note 5 for further discussion of this adjustment.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

The Company guarantees $16,200,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill. The guarantee amount represents the Company’s pro rata portion of Ponderay debt, which is guaranteed by the general partners. The debt is secured by the assets of Ponderay and is payable on April 12, 2006.

The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through March 2010. Total rental expense amounted to $6,592,000 in 2002, $6,428,000 in 2001 and $5,714,000 in 2000.

Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):

2003	$6,064
2004	4,080
2005	2,989
2006	1,728
2007	940
Thereafter	339

Total	$16,140

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

At December 29, 2002, the Company has six stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No significant amounts of compensation costs have been recognized for its fixed stock option plans and its stock purchase plan.

The Company’s Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of “fair market value” (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 29, 2002, a total of 1,212,984 shares of Class A common stock have been issued under the Purchase Plan.

The Company has three stock option plans which reserve 4,812,500 Class A common shares for issuance to key employees—the 1987, 1994 and 1997 plans (“Employee Plans”). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A common stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative.

The Company’s two amended and restated stock option plans for outside directors (the 1990 Stock Option Plan and the 2001 Director Plan, together the “Directors’ Plans”) provide for the issuance of up to 687,500 shares of Class A stock. Under these plans each non-employee director is granted, at the conclusion of each regular annual meeting of stockholders, an option to purchase shares of Class A common stock at fair market value on the date of the grant. In 2002, each such director was granted an option to purchase 2,500 shares of Class A common stock.

Terms of the Directors’ Plans are similar to the terms of the Employee Plans. Outstanding options are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding December 26, 1999	1,583,578	$29.88
Granted	513,000	$39.35
Exercised	(190,184)	$22.30
Forfeited	(63,312)	$34.42

Outstanding December 31, 2000	1,843,082	$33.14
Granted	574,500	$45.38
Exercised	(250,027)	$25.31
Forfeited	(111,500)	$38.38

Outstanding December 30, 2001	2,056,055	$37.23
Granted	588,000	$57.46
Exercised	(356,325)	$27.14
Forfeited	(37,250)	$39.78

Outstanding December 29, 2002	2,250,480	$44.07

Options exercisable:
December 31, 2000	542,468
December 30, 2001	612,055
December 29, 2002	592,105

The following tables summarize information about fixed stock options outstanding in the stock plans at December 29, 2002:

Range of Exercise Prices	Options Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$17.30 – $39.89	483,480	5.74	$30.87	375,105	$29.95
$40.38 – $40.38	630,750	7.49	$40.38	206,500	$40.38
$40.88 – $57.20	1,092,750	9.43	$51.38	10,500	$41.16
$60.23 – $63.00	43,500	9.43	$60.76	—	—

Pro forma compensation costs are calculated for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following weighted average assumptions:

	2002	2001	2000
Dividend yield	0.70	1.15	1.15
Expected life	5.34	5.40	5.28
Volatility	.2325	.2691	.2732
Risk-free interest rate	3.29	4.40	5.36
Weighted average fair value of options	$14.80	$13.27	$12.18

See Note 1 for a description of the effect of the pro forma compensation expense derived using the fair value method on the Company’s results.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE DISCLOSURES

The following estimates were developed using available market data for instruments held as of December 29, 2002 and December 30, 2001 (in thousands):

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$5,357	$5,357	$18,883	$18,883
Trade receivables	197,448	197,448	187,273	187,273
Accounts payable	(103,956)	(103,956)	(129,887)	(129,887)
Long-term debt	(471,615)	(471,615)	(594,715)	(594,715)
Interest rate swap agreements	(6,524)	(6,524)	(7,308)	(7,308)

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

The Company’s four interest rate swap agreements (see Note 3) are designated as cash flow hedges and are specifically designed to hedge the variability in the expected cash flows that is attributable to interest rate fluctuations on $200,000,000 of its variable rate bank debt through June 2003, and an additional $100,000,000 through June 2004. The swaps were entered into to match the significant terms of the debt in an effort to provide highly effective hedges.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Revenues - net	$252,567	$274,339	$267,120	$287,872
Operating income	47,584	67,473	59,973	69,992
Net income	23,296	36,225	32,649	39,046
Net income per common share	0.51	0.78	0.71	0.84

2001
Revenues - net	$263,698	$275,790	$263,843	$276,722
Operating income	34,291	48,413	41,143	49,992
Net income	10,527	12,343	14,228	20,899
Net income per common share	0.23	0.27	0.31	0.46

In fiscal 2002 the Company adopted SFAS No. 142, eliminating the amortization of goodwill. Also in the fourth quarter of fiscal 2002, the Company recorded a charge to write down the value of certain real property, which reduced earnings by two cents per share.

Earnings in the second quarter of fiscal 2001 include charges related to the writedown of certain Internet investments and a reserve for an environmental clean up, which total 13 cents per share.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions “Nominees for Class A Directors”, “Nominees for Class B Directors” and “Other Executive Officers” under the heading “Election of Directors” in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information contained under the headings “Compensation”, “Executive Compensation”, “Stock Option Awards”, “Option Exercises and Holdings”, “Pension Plans” and “Employment Agreement” in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “Principal Shareholders” and under the sub-heading “Securities Authorized for Issuance Under Equity Compensation Plans” of the section entitled “Compensation” in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the headings “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

During the 90-day period prior to the filing of this annual report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended). Following that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that time. There have been no significant changes in the Company’s internal controls, other factors that could significantly affect internal controls, or significant or material weaknesses with regard to the Company’s internal controls identified by the Company subsequent to that evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	(1)&(2)	Financial Statements and Financial Statement
Schedules filed as a part of this Report are listed in the Index to Financial Statements and
Financial Statement Schedules on page 24 hereof.

	(3)	Exhibits filed as part of this Report are listed in the Exhibit Index beginning on Page 58 hereof.

b)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The McClatchy Company

By:	/s/ Gary B. Pruitt Gary B. Pruitt, Chairman, President and Chief Executive Officer
Date:	February 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ Gary B. Pruitt
Gary B. Pruitt, Chairman of the Board, President, Chief Executive Officer and Director
Date:	February 25, 2003

Principal Financial Officer:

By:	/s/ Patrick J. Talamantes
Patrick J. Talamantes, Vice President, Finance and Chief Financial Officer
Date:	February 25, 2003

Principal Accounting Officer:

By:	/s/ Robert W. Berger
Robert W. Berger, Controller and Assistant Treasurer
Date:	February 25, 2003

Directors:

By:	/s/ Elizabeth Ballantine
Elizabeth Ballantine, Director
Date:	February 25, 2003

Directors (continued)

By:	/s/ Leroy T. Barnes
Leroy T. Barnes, Director
Date:	February 25, 2003

By:	/s/ William K. Coblentz
William K. Coblentz, Director
Date:	February 25, 2003

By:	/s/ Molly Maloney Evangelisti
Molly Maloney Evangelisti, Director
Date:	February 25, 2003

By:	/s/ R. Larry Jinks
R. Larry Jinks, Director
Date:	February 25, 2003

By:	/s/ Joan F. Lane
Joan F. Lane, Director
Date:	February 25, 2003

By:	/s/ James B. McClatchy
James B. McClatchy, Publisher and Director
Date:	February 25, 2003

By:	/s/ Kevin McClatchy
Kevin McClatchy, Director
Date:	February 25, 2003

By:	/s/ William Ellery McClatchy
William Ellery McClatchy, Director
Date:	February 25, 2003

By:	/s/ Theodore Reed Mitchell
Theodore Reed Mitchell, Director
Date:	February 25, 2003

By:	/s/ Erwin Potts
Erwin Potts, Director
Date:	February 25, 2003

Directors (continued)

By:	/s/ S. Donley Ritchey, Jr.
S. Donley Ritchey, Jr., Director
Date:	February 25, 2003

By:	/s/ Frederick R. Ruiz
Frederick R. Ruiz, Director
Date:	February 25, 2003

By:	/s/ Maggie Wilderotter
Maggie Wilderotter, Director
Date:	February 25, 2003

CERTIFICATIONS

I, Gary B. Pruitt, Chief Executive Officer of The McClatchy Company, certify that:

1.	I have reviewed this annual report on Form 10-K of The McClatchy Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003

By:	/s/ GARY B. PRUITT
Gary B. Pruitt, Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Patrick J. Talamantes, Chief Financial Officer of The McClatchy Company, certify that:

1.	I have reviewed this annual report on Form 10-K of The McClatchy Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 25, 2003

/s/    Patrick J. Talamantes

Patrick J. Talamantes

Chief Financial Officer

SCHEDULE II

THE McCLATCHY COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 29, 2002

(in thousands)

	Balance Beginning of Period	Additions		Deductions for purposes for which Accounts were set up	Balance at End of Period
		Charged to Costs and Expenses (1)	Charged to Other Accounts
Year Ended December 31, 2000:
Deduct from assets to which they apply:
Uncollectible accounts	$(3,506)	$(5,992)	—	$5,279	$(4,219)
Year Ended December 30, 2001:
Deduct from assets to which they apply:
Uncollectible accounts	$(4,219)	$(7,952)	—	$6,943	$(5,228)
Year Ended December 29, 2002:
Deduct from assets to which they apply:
Uncollectible accounts	$(5,228)	$(8,345)	—	$8,511	$(5,062)

(1)	Amounts written off net of bad debt recoveries.

INDEX OF EXHIBITS

Exhibit
3.1*	The Company’s Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company’s 1997 Form 10-K.

3.2	The Company’s By-laws as amended on December 4, 2002.

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

**10.3*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 31, 2000.

**10.4*	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002 included as Exhibit 10.4 to the Company’s 2001 Form 10-K.

**10.5*	Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.

**10.6*	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company’s Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.7	Amended and Restated 1997 Stock Option Plan.

**10.8*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.

**10.9*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Form 10-K.

**10.10*	Employment Agreement between the Company and Gary B. Pruitt dated June 1, 1996 included as Exhibit 10.13 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.

**10.11*	The Company’s Long-Term Incentive Plan, dated January 1, 1998 included as Exhibit 10.2 to the Company’s Report on Form 10-Q for the Quarter Ending on June 30, 1998.

**10.12*	The Company’s Chief Executive Bonus Plan, dated January 1, 1998 included as Exhibit 10.3 to the Company’s Report on Form 10-Q for the Quarter Ending on June 30, 1998.

**10.13	The Company’s Amended and Restated 2001 Director Option Plan.

21*	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

99.1	Certifications of the Chief Executive Officer and Chief Financial Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors