Form 10-Q
period 2003-03-30
MCCLATCHY CO
filed 2003-05-02
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ______________________________________

Commission file number: 1-9824
The McClatchy Company (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2080478 (I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA (Address of principal executive offices)	95816 (Zip Code)
Registrant's telephone number, including area code: 916-321-1846

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]        No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes [ X ]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2003:

Class A Common Stock	19,556,954
Class B Common Stock	26,524,147

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY CONSOLIDATED BALANCE SHEET (UNAUDITED) (In thousands)

	March 30, 2003	December 29, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 6,199	$ 5,357
Trade receivables (less allowance of $5,572 in 2003 and $4,872 in 2002)	109,484	125,037
Other receivables	1,679	1,201
Newsprint, ink and other inventories	15,143	14,611
Deferred income taxes	20,936	20,706
Assets held for sale	56,535	76,202
Other current assets	10,444	8,776
	220,420	251,890
PROPERTY, PLANT AND EQUIPMENT:
Buildings and improvements	226,718	226,868
Equipment	519,507	514,355
	746,225	741,223

Less accumulated depreciation	(433,840)	(423,334)
	312,385	317,889
Land	51,300	53,229
Construction in Progress	18,470	19,299
	382,155	390,417
INTANGIBLE ASSETS:
Identifiable intangibles - net	99,736	105,020
Goodwill - net	1,218,047	1,218,047
	1,317,783	1,323,067

OTHER ASSETS	17,818	16,187

TOTAL ASSETS	$ 1,938,176	$ 1,981,561

See notes to consolidated financial statements

THE McCLATCHY COMPANY CONSOLIDATED BALANCE SHEET (UNAUDITED) (In thousands, except share amounts)
	March 30, 2003	December 29, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of bank debt	$ 59,769	$ 24,385
Accounts payable	22,427	26,284
Accrued compensation	51,315	61,777
Income taxes	16,430	-
Unearned revenue	42,351	39,863
Carrier deposits	2,709	2,668
Liabilities relating to assets held for sale	57,403	79,361
Other accrued liabilities	17,717	17,412
	270,121	251,750

LONG-TERM BANK DEBT	428,231	471,615

OTHER LONG-TERM OBLIGATIONS	89,690	128,826

DEFERRED INCOME TAXES	70,485	72,041

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 per value:
Class A - authorized 100,000,000 shares, issued 19,513,221 in 2003 and 19,471,307 in 2002	195	195

Class B - authorized 60,000,000 shares, issued 26,524,147 in 2003 and 26,544,147 in 2002	266	266

Additional paid-in capital	314,337	313,320
Retained earnings	846,332	826,086
Accumulated other comprehensive loss	(81,481)	(82,538)
	1,079,649	1,057,329

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,938,176	$ 1,981,561

See notes to consolidated financial statements

THE McCLATCHY COMPANY CONSOLIDATED STATEMENT OF INCOME (UNAUDITED) (In thousands, except per share amounts)
	Three Months Ended
	March 30, 2003	March 31, 2002
REVENUES - NET:
Newspapers
Advertising	$ 210,422	$ 202,165
Circulation	41,660	41,148
Other	5,457	6,020
	257,539	249,333
Non-newspapers	342	317
	257,881	249,650
OPERATING EXPENSES:
Compensation	111,823	106,489
Newsprint and supplements	31,566	32,501
Depreciation and amortization	18,211	18,642
Other operating expenses	49,020	44,586
	210,620	202,218
OPERATING INCOME	47,261	47,432

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(5,202)	(7,777)
Partnership (loss) income	(351)	(440)
Loss on Internet investment	-	(1,000)
Other - net	106	139

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	41,814	38,354

INCOME TAX PROVISION	16,516	15,141

INCOME FROM CONTINUING OPERATIONS	25,298	23,213

INCOME FROM DISCONTINUED OPERATION (net of income taxes of $9 in 2003 and $69 in 2002)	12	83
NET INCOME	$ 25,310	$ 23,296

NET INCOME PER COMMON SHARE (1):
Basic	$ 0.55	$ 0.51
Diluted	$ 0.55	$ 0.51

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,031	45,650
Diluted	46,309	46,006
See notes to consolidated financial statements

(1) Per share earnings from discontinued operation is de minimis
THE McCLATCHY COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (In thousands)
	Three Months Ended
	March 30, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations	$ 25,298	$ 23,213
Reconciliation to net cash provided:
Depreciation and amortization	18,211	18,642
Contribution to pension plans	(38,623)	-
Other changes in certain assets and liabilities - net	19,077	9,627
Loss on Internet investment	-	1,000
Other	(1,633)	(1,229)
Net cash provided by continuing operations	22,330	51,253
Net cash used by discontinued operation	(2,099)	(15,817)
Net cash provided by operating activities	20,231	35,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,280)	(6,216)
Other - net	(7)	55
Net cash used by investing activities	(7,287)	(6,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(8,000)	(43,000)
Payment of cash dividends	(5,064)	(4,568)
Other - principally stock issuances in employee plans	962	2,933
Net cash used by financing activities	(12,102)	(44,635)

NET CHANGE IN CASH AND CASH EQUIVALENTS	842	(15,360)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,357	18,883
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 6,199	$ 3,523

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$ 119	$ 13,786
Interest (net of capitalized interest)	$ 3,977	$ 7,929

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital
	Par Value			Retained Earnings
	Class A	Class B				Total

BALANCES, DECEMBER 29,2002	$ 195	$ 266	$ 313,320	$ 826,086	$ (82,538)	$ 1,057,329
Net Income from continuing operations (three months)				25,298		25,298
Net income from discontinued operation (three months)				12		12
Change in fair value of SWAPS					1,057	1,057
Total comprehensive income						26,367
Dividends paid ($.11) share				(5,064)		(5,064)
Conversion of 20,000 Class B shares to Class A

Issuance of 21,914 Class A shares under stock plans			962			962

Tax benefit from stock plans			55			55
BALANCES, MARCH 30, 2003	$ 195	$ 266	$ 314,337	$ 846,332	$ (81,481)	$ 1,079,649

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. In fiscal 2002 the Company purchased a significant portion of the assets of an Internet company in which it had previously invested. In connection with this acquisition, in the first quarter of fiscal 2002, the Company recorded a non-operating loss of $1 million to write down the Internet investment to its fair market value at the date of purchase. Other adjustments reflect normal recurring accruals. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.

Discontinued operation - In April 2003 the Company entered into agreements to sell the assets of The Newspaper Network, Inc. (TNN), a wholly owned subsidiary. During the first quarter of 2003 the Company committed to a plan to sell TNN and met the additional requirements of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" for assets to be disposed. Accordingly, the Company has presented the assets and liabilities of this component as held for sale in its consolidated balance sheet as of March 30, 2003 and December 29, 2002. The operating results of TNN have been reported as discontinued operation in the Company's consolidated statement of income for the three-month periods ended March 30, 2003 and March 31, 2002. TNN had net revenues of $3.0 million and $2.9 million in the three months ended March 30, 2003 and March 31, 2002, respectively.

Ponderay Newsprint Company - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned.

Stock-based compensation - At March 30, 2003 the Company has six stock-based compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees". No material amounts of compensation have been recorded for these plans.

Had compensation costs for the Company's stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	March 30, 2003	March 31, 2002
Net income:
As reported	$ 25,310	$ 23,296
Deduct stock-based compensation under SFAS No. 123, net of taxes	(1,246)	(1,048)
Pro forma	$ 24,064	$ 22,248

Earnings per common share:
As reported
Basic	$ 0.55	$ 0.51
Diluted	$ 0.55	$ 0.51
Pro forma
Basic	$ 0.52	$ 0.49
Diluted	$ 0.52	$ 0.48

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders' Equity. Such changes relate primarily to valuing its pension liabilities and interest rate protection agreements, net of tax effects.

The following summarizes the current period change in comprehensive income (loss) in thousands:

	Before Tax	Tax (Expense) Benefit	Net of Tax
Fair value of swaps	$ 1,762	$ (705)	$ 1,057

The following summarizes the accumulated other comprehensive loss balances as of March 30, 2003 (in thousands):

	December 29, 2002	Current Period Change	March 30, 2003
Minimum pension liability adjustment	$ (78,556)	-	$ (78,556)
Fair value of swaps	(3,914)	$ 1,057	(2,857)
Other	(68)	-	(68)
Total comprehensive loss	$ (82,538)	$ 1,057	$ (81,481)

Comprehensive income was $1.1 million and $2.1 million for the three months ended March 30, 2003 and March 31, 2002, respectively.

Agreement Among Class B Shareholders - The Company's Class A and Class B common stock participate equally in dividends. Holders of Class B common stock are entitled to one vote per share and to elect as a class 75% of the Board of Directors, rounded down to the nearest whole number. Holders of Class A common stock are entitled to one-tenth of a vote per share and to elect as a class 25% of the Board of Directors, rounded up to the nearest whole number. Class B common stock is convertible at the option of the holder into Class A common stock on a share-for-share basis.

The holders of shares of Class B Common Stock are parties to an agreement, the intent of which is to preserve control of the Company by the McClatchy family. Under the terms of the agreement, the Class B shareholders have agreed to restrict the transfer of any shares of Class B Common Stock to one or more "Permitted Transferees," subject to certain exceptions. A "Permitted Transferee" is any current holder of shares of Class B Common Stock of the Company; any lineal descendant of Charles K. McClatchy; or a trust for the exclusive benefit of, or in which all of the remainder beneficial interests are owned by, one or more of lineal descendants of Charles K. McClatchy.

In the event that a Class B shareholder attempts to transfer any shares of Class B Common Stock in violation of the agreement, or upon the happening of certain other events enumerated in the agreement as "Option Events," each of the remaining Class B shareholders has an option to purchase a percentage of the total number of shares of Class B Common Stock proposed to be transferred equal to such remaining class B shareholder's ownership percentage of the total number of outstanding shares of Class B Common Stock. If all the shares proposed to be transferred are not purchased by the remaining Class B shareholders, the Company has the option of purchasing the remaining shares. In general, any shares not purchased under this procedure will be converted into shares of Class A Common Stock and then transferred freely (unless, following conversion, the outstanding shares of Class B Common Stock would constitute less than 25% of the total number of all outstanding shares of common stock of the Company). The agreement can be terminated by the vote of the holders of 80% of the outstanding shares of Class B common Stock who are subject to the agreement. The agreement will terminate on September 17, 2047, unless terminated earlier in accordance with its terms.

Earnings per share (EPS) - Basic EPS excludes dilution and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options -- equivalents calculated using the treasury stock method, no adjustment to net income required) in the period. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation in the first quarter were 586,560 in 2003 and 1,780 in 2002.

NOTE 2.	LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

The Company's Credit Agreement includes term loans consisting of Tranche A of $265 million, bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $119 million, bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200 million bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at March 30, 2003 ranged from 2.0% to 2.9% (excluding the effect of the interest rate protection agreements described below).

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At March 30, 2003, the Company had outstanding letters of credit totaling $16.3 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. The Company had $79.6 million of available credit under its current credit agreement at March 30, 2003.

Long-term debt consisted of (in thousands):

	March 30, 2003	December 29, 2002

Term loans	$ 384,000	$ 384,000
Revolving credit line	104,000	112,000
Total indebtedness	488,000	496,000
Less current portion	(59,769)	(24,385)
Long-term indebtedness	$ 428,231	$ 471,615

The Company does not have, nor does it currently intend to enter into, derivative contracts for trading purposes. The Company has not attempted to use derivative instruments to hedge fluctuations in the normal purchases of goods and services used to conduct its business operations. Currently there is no intent to hedge or enter into contracts with embedded derivatives to hedge expenses associated with the purchase of newsprint, ink and other inventories, leases of equipment and facilities, or business insurance contracts.

The Company has four interest rate swap agreements designated as cash flow hedges that are specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $200 million of its variable rate bank debt through June 2003, and $100 million through June 2004. The effect of these agreements is to fix the LIBOR interest rate exposure on these borrowings at approximately 4.4% on that portion of the Company's term loans.

The swap instruments provide for payments of interest at the fixed rates and receipt of interest at variable rates, which are reset to three-month LIBOR rates quarterly. Net payments or receipts under the agreements are recorded as adjustments to interest expense. The swaps were entered into to match the significant terms of the underlying debt in an effort to provide highly effective hedges.

No gain or loss has been recorded in net income as a result of ineffectiveness of these hedges. Income, net of taxes, of $1.1 million and $2.1 million for the three months ended

March 30, 2003 and March 31, 2002, respectively, was recorded in comprehensive income related to these hedges - see the Company's Consolidated Statement of Stockholders' Equity.

As of March 30, 2003, the Company guaranteed $16.2 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company's pro rata portion of Ponderay debt, which is guaranteed by the general partners. The partnership was formed in 1985 and began operations in 1989. The debt is secured by the assets of Ponderay and is payable on April 12, 2006.

Item 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company owns and publishes 22 newspapers in four regions of the country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). The newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company also owns and operates Nando Media, a national online publishing operation, and The Newspaper Network (TNN), a national sales and marketing company. In April 2003 the Company entered into agreements to sell the assets of TNN. TNN has been recorded as a discontinuing operation. See Note 1 to the financial statements. In addition, the Company is a partner (13.5% interest) in the Ponderay Newsprint Company (Ponderay), a general partnership that owns and operates a newsprint mill in Washington State.

The Company supplements its newspaper publishing with a growing array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its 11 daily newspaper markets offering readers information, comprehensive news, advertising, e-commerce and other services.

Critical Accounting Policies

 The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are allowance for receivables, pension and post-retirement expenses, incentive compensation, insurance reserves, environmental reserves, the Company's tax provision, depreciation of fixed assets and amortization of intangibles. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Bad Debt - The Company maintains a reserve account for estimated losses resulting from the inability of its customers to make required payments. Generally, the Company uses the aging of accounts receivable to establish reserves for losses on accounts receivable. However, if the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, additional allowances are reserved.

Goodwill and Intangible Impairment - In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and indefinite lived intangible assets for impairment. No impairment loss was recorded in the Company's first fiscal quarter of 2003 or 2002. See Note 2 to our consolidated financial statements for a more detailed explanation of the Company's intangible assets.

Pension and Post-retirement Benefits - The Company has significant pension and post-retirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. The Company is required to consider current market conditions, including changes in interest rates, in establishing these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future because of changes resulting from fluctuations in the Company's employee headcount and/or changes in the various assumptions.

The Company uses a discount rate of 6.75% and an assumed long-term return on assets of 9.0% to calculate its retirement expenses. The return on asset rate was set based upon reviews of a 30 and 50 year span of historical returns of equity and fixed income indices, taking into account the roughly 70% equity and 30% fixed income mix of the Company's qualified pension plans assets, and consultation with the Company's actuaries. Retirement expenses in fiscal 2003 are expected to increase over fiscal 2002 by an estimated $5 million to $6 million.

Self-Insurance - The Company is self-insured for the majority of its group health insurance costs. The Company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Given the increase in medical costs, the Company anticipates that annual health care expenses could rise between $3 million and $5 million in fiscal 2003.

Recent Events and Trends

Classified advertising in the Company's first fiscal quarter of 2003, particularly in the employment and automotive categories, was negatively affected by the uncertainties leading up to and continuing in the beginning of the war with Iraq. Employment advertising revenues, which have declined significantly over the past two years, declined 10.9% in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002; however, the decline has been offset by growth in certain other retail and classified advertising categories. Please see the revenue discussions in management's review of its results below.

Newsprint is the major component of the Company's cost of raw materials and represented 13.1% of the Company's overall operating expenses in the first quarter of fiscal 2003. Consequently, the Company's earnings are sensitive to changes in newsprint prices. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by $.03 cents annually. An increase in newsprint prices was implemented in the fourth quarter of fiscal 2002. The Company's newsprint suppliers announced a $50 per metric ton price increase for March 2003; however, the increase was not effective for the Company in March, and at this time it is uncertain when the price increase will be effective or in what amount. The eventual timing and amount of any further changes in newsprint pricing is largely dependent on global demand and supply for newsprint. The impact of newsprint price expense on the Company's results of operations is discussed below.

In April 2003 the Company entered into agreements to sell the assets of The Newspaper Network, Inc. (TNN), a wholly owned subsidiary. TNN had net revenues of $3.0 million and $2.9 million in the three months ended March 30, 2003 and March 31, 2002, respectively. The Company expects to receive proceeds of $14.2 million, including the assumption of liabilities, and to record a one-time gain on the sale of TNN of 11 to 13 cents per share in the second quarter of fiscal 2003.

First Fiscal Quarter 2003 Compared to First Fiscal Quarter 2002

The Company reported net income from continuing operations of $25.3 million, or 55 cents per share, for the first fiscal quarter 2003, compared to $23.2 million, or 51 cents per share in the first fiscal quarter 2002. Included in current earnings was a $1.3 million pre-tax charge to bad debt reserves for a major advertiser that announced bankruptcy in early April 2003.

Revenues:

Revenues from continuing operations in the first fiscal quarter 2003 were up 3.3% to $257.9 million from the first fiscal quarter 2002, with advertising revenues up 4.1% to $210.4 million, and circulation revenues up 1.2% to $41.7 million. The increase in advertising revenue was due to a 10.6% increase in national advertising, a 4.1% gain in retail advertising and a 0.1% increase in classified advertising. Within classified advertising, real estate rose 14.7%, automotive grew 2.2% and employment declined 10.9%.

OPERATING REVENUES BY REGIONS (in thousands):

	First Quarter
	2003	2002	% Change

Minnesota newspaper	$ 85,639	$ 83,290	2.8%
California newspapers	91,651	86,189	6.3
Carolinas newspapers	42,117	42,555	(1.0)
Northwest newspapers	38,132	37,299	2.2
Non-newspaper operations	342	317	7.9
	$ 257,881	$ 249,650	3.3%

Minnesota - The Star Tribune generated 33.2% of the Company's first quarter revenues. Total revenues increased 2.8% with advertising revenues up 3.5% due to a 5.9% increase in retail advertising and a nominal increase of 0.2% in national advertising. Classified advertising remained flat. Within classified advertising, real estate grew by 33.6%, which was offset by a 9.4% decline in employment and a 0.2% decline in automotive.

California - California, which includes three daily newspapers, one non-daily newspaper and two free distribution Spanish-language newspapers, contributed 35.5% of the Company's first quarter revenue. Total revenues at the California newspapers were up 6.3%. Advertising revenues increased 7.1% with national up 27.3%, retail up 5.0% and classified up 1.8%. Within classified advertising, real estate grew by 7.9% and automotive increased by 6.9%. These gains were partially offset by an 11.2% decline in classified employment. Other advertising, which includes direct marketing and direct mail, was up $1.2 million or 23.3%.

Carolinas - The Carolinas, which include four daily and eight non-daily newspapers, generated 16.3% of the Company's first quarter revenues. Total revenues decreased by 1.0% with advertising revenues down 0.6%. Retail advertising was up 0.8%, classified advertising declined 2.2% and national advertising was down 5.5% on a relatively small base. Retail advertising comparisons to the first quarter of fiscal 2002 were affected by a new mall opening in March 2002, which resulted in strong gains in retail advertising in the first quarter of last year. Within classified advertising, real estate increased 3.2%. However, this gain was partially offset by a 10.5% decline in classified employment and a 3.5% decline in automotive advertising.

The Northwest - The Northwest, which includes three daily and two non-daily newspapers, generated 14.8% of the Company's first quarter revenues. Total revenues were up 2.2% with advertising revenue up 3.5%. Retail advertising was up 2.7%, national advertising was up l7.0% and classified advertising was down 0.9%. Within classified, employment declined 15.4%. This decline was partially offset by a 21.5% gain in classified real estate and a 1.7% increase in classified automotive.

Non-Newspaper Operations - These revenues are derived from Nando Media, the Company's online publishing operation. Revenues at Nando Media grew by about $25,000 in the first fiscal quarter 2003.

Operating Expense:

Total operating expenses increased by 4.2% in the first fiscal quarter 2003 due to higher retirement and medical costs, costs associated with war coverage and a $1.3 million bad debt charge related to an advertiser bankruptcy. Compensation costs were up 5.0% reflecting merit increases and higher fringe benefit costs. Salaries increased 2.8%, and fringe benefit costs rose 15.1% largely due to $2.5 million in additional retirement and medical costs. Newsprint expense was down 2.8% for the first fiscal quarter with newsprint prices down 3.2% and newsprint usage up 0.5%. Other operating expenses were up 9.9% including the $1.3 million pre-tax charge to bad debt. Excluding this charge, other operating expenses increased 7.1% primarily due to increased costs of expanded direct mail programs and war coverage.

Non-Operating (Expenses) Income - Net:

Interest expense was $5.2 million for the first fiscal quarter 2003. This is a 33.1% decline from the first quarter 2002 as the Company has continued to benefit from stable interest rates and debt repayment from cash flow. The Company also recorded $0.35 million as its share of Ponderay's loss in the first fiscal quarter 2003 compared to $0.44 million of loss in the first fiscal quarter 2002. In fiscal 2002 the Company purchased a significant portion of the assets of an Internet company in which it had previously invested. In connection with this acquisition, in the first fiscal quarter of 2002, the Company recorded a non-operating loss of $1 million to write down the Internet investment to its fair market value at the date of purchase.

Income Taxes:

The Company's effective income tax rate was 39.5% in the first fiscal quarter 2003 and 2002.

Liquidity & Capital Resources

The Company's cash and cash equivalents were $6.2 million at March 30, 2003, versus $5.4 million at the end of first fiscal quarter 2002. The Company generated $18.3 million of cash from operating activities in the first three months of fiscal 2003. The major non-operating uses of cash have been to repay debt, to purchase property, plant and equipment and to pay dividends. In the first three months of 2003, the Company repaid $8.0 million of bank debt and the Company paid $5.1 million in dividends in the first three months of fiscal 2003, while proceeds from issuing Class A stock under employee stock plans totaled $0.96 million.

In the first fiscal quarter of 2003, the Company made voluntary contributions of $38.6 million to its defined benefit pension plans. Returns on pension assets have declined over the last three years and, if returns do not improve, the Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans.

The Company expended $7.3 million in the first quarter of fiscal 2003 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Capital expenditures in fiscal 2003 are estimated to be approximately $41 million at existing facilities.

A syndicate of banks and financial institutions provided the bank debt financing for the 1998 acquisition of The Star Tribune Company under a Bank Credit Agreement (Credit Agreement). At March 30, 2003, the Company's bank debt included term loans consisting of Tranche A of $265 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $119 million bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200 million, of which $104 million was outstanding at March 30, 2003, bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at March 30, 2003, ranged from 2.0% to 2.9%.

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At March 30, 2003, the Company had outstanding letters of credit totaling $16.3 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. The Company had $79.6 million of available credit under its current Credit Agreement at March 30, 2003.

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

The following table summarizes the Company's contractual obligations and commercial commitments as of March 30, 2003 (in thousands of dollars):

	Payment Due by Period
Contractual Obligations:	Total	1 Year	1-3 Years	4-5 Years

Long-term debt	$ 488,000	$ 59,769	$ 318,776	$ 109,455

Other Commercial Commitments:
Interest rate swaps (a)	$ 4,762	$ 1,669	$ 3,093
Standby letters of credit (b)	16,355			$ 16,355
Guarantees (c)	16,200	16,200
Total	$ 37,317	$ 17,869	$ 3,093	$ 16,355
  Amounts reflect the fair value should the swaps be terminated; however, the Company does not currently intend to terminate its swaps prior to their normal maturity date.
  In connection with the Company's insurance program, letters of credit are required to support certain projected claims and obligations.
  The Company guarantees 13.5% of the debt of Ponderay.

In addition, the Company has operating leases with minimum rental commitments that expire in various years and total approximately $16 million through 2010.

While the Company expects that most of its cash generated from operations in the foreseeable future will be used to repay debt, management believes that the Company's operating cash flow and its credit facilities as described above are adequate to meet its liquidity needs, including currently planned capital expenditures, pension contributions and future investments.

The Company believes it has the liquidity to repay its current bank debt under the terms of its agreement. Nonetheless, the Company may consider refinancing its debt from time to time to accommodate acquisitions or in the event that it can achieve terms that are more favorable than its current credit agreement.

The Company may, from time to time, pursue acquisitions of media businesses that may require the use of cash or the issuance of additional equity. However, no such acquisitions are currently pending.

Risk Factors That Could Affect Operating Results

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about return on pension plan assets and assumed salary increases, health care expenses, newsprint costs, amortization expense, use of derivative instruments, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions and the timing or magnitude of any one-time gain to be realized on the divestiture of TNN. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; geo-political uncertainties including the war in the Middle East or risk of war elsewhere, changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; changes in compensation or fringe benefit costs; increased competition from other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; potential acquisitions, investments or divestitures by McClatchy, and any related change in our capital structure including additional borrowings or equity issuances; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 13.1% of McClatchy's operating expenses in the first fiscal quarter 2003. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company's earnings per share, please see the newsprint discussion above at "Recent Events and Trends."

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers would be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of March 30, 2003, approximately a quarter of our full- and part-time employees were represented by unions. Most of the Company's union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company's operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of its newspaper operations.

Changes in the regulatory and technological environment are bringing about consolidation of media companies and convergence among various forms of media. These changes are expected to continue or accelerate as a result of anticipated loosening of regulatory constraints by the Federal Communications Commission. The Company faces competition with larger and more diversified entities for circulation and advertising revenues and further industry consolidation will likely increase this competition. Such consolidation could also affect the Company's opportunities to make acquisitions.

Returns on assets in the Company's pension plans have declined over the last three years and in the first quarter of fiscal 2003. Additionally, historically low long-term interest rates have reduced the discount rate over the last three years that has been used to value pension obligations. Continued poor returns and/or lower interest rates could materially affect the Company's funded status of its pension plans.

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

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would have a $0.01 per share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk-sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.

Item 4 -	CONTROLS AND PROCEDURES

During the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended). Following that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that time. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls, or significant or material weaknesses with regard to the Company's internal controls identified by the Company subsequent to that evaluation.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Default Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.(a)	Exhibits filed as a part of this Report as listed in the Index of Exhibits, on page 22 hereof.

(b)	Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
Date May 2, 2003	/s/ Patrick J. Talamantes
Patrick J. Talamantes Chief Financial Officer

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
Date: May 2, 2003	/s/ Gary B. Pruitt Gary B. Pruitt Chief Executive Officer

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 2, 2003	/s/ Patrick J. Talamantes
Patrick J. Talamantes
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit
3.1*	The Company's Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company's 1997 Form 10-K.
3.2*	The Company's By-laws as amended on December 4, 2002 included as Exhibit 3.2 to the Company's 2002 Form 10-K.
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

**10.3*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 31, 2000.
**10.4*	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002 included as Exhibit 10.4 to the Company's 2001 Form 10-K.
**10.5*	Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.6*	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company's Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.
**10.7*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.
**10.8*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.
**10.9*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Form 10-K.
**10.10*	Employment Agreement between the Company and Gary B. Pruitt dated June 1, 1996 included as Exhibit 10.13 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.11*	The Company's Long-Term Incentive Plan, dated January 1, 1998 included as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.12*	The Company's Chief Executive Bonus Plan, dated January 1, 1998 included as Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.13*	The Company's Amended and Restated 2001 Director Option Plan included as Exhibit 10.13 to the Company's 2002 Report on Form 10-K.
99.1	Certifications of the Chief Executive Officer and Chief Financial Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors