Form 10-Q
period 2003-06-29
MCCLATCHY CO
filed 2003-08-01
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes [ X ]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 31, 2003:

Class A Common Stock	19,720,641
Class B Common Stock	26,414,147

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY CONSOLIDATED BALANCE SHEET (UNAUDITED) (In thousands)

	June 29, 2003	December 29, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,589	$5,357
Trade receivables (less allowance of $3,236 in 2003 and $4,872 in 2002)	117,298	125,037
Other receivables	1,564	1,201
Newsprint, ink and other inventories	16,089	14,611
Deferred income taxes	21,367	20,706
Assets held for sale	287	76,202
Other current assets	8,861	8,776
	168,055	251,890
PROPERTY, PLANT AND EQUIPMENT:
Buildings and improvements	228,318	226,868
Equipment	511,537	514,355
	739,855	741,223

Less accumulated depreciation	(430,466)	(423,334)
	309,389	317,889
Land	51,324	53,229
Construction in Progress	14,054	19,299
	374,767	390,417
INTANGIBLE ASSETS:
Identifiable intangibles - net	93,952	105,020
Goodwill - net	1,218,047	1,218,047
	1,311,999	1,323,067

OTHER ASSETS	17,503	16,187

TOTAL ASSETS	$1,872,324	$1,981,561

See notes to consolidated financial statements

THE McCLATCHY COMPANY CONSOLIDATED BALANCE SHEET (UNAUDITED) (In thousands, except share amounts)
	June 29, 2003	December 29, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of bank debt	$95,154	$24,385
Accounts payable	23,639	26,284
Accrued compensation	59,155	61,777
Income taxes	31,582	-
Unearned revenue	41,118	39,863
Carrier deposits	2,671	2,668
Liabilities relating to assets held for sale	-	79,361
Other accrued liabilities	17,093	17,412
	270,412	251,750

LONG-TERM BANK DEBT	333,846	471,615

OTHER LONG-TERM OBLIGATIONS	77,851	128,826

DEFERRED INCOME TAXES	68,184	72,041

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 per value:
Class A - authorized 100,000,000 shares, issued 19,684,954 in 2003 and 19,471,307 in 2002	196	195
Class B - authorized 60,000,000 shares, issued 26,414,147 in 2003 and 26,544,147 in 2002	265	266
Additional paid-in capital	317,079	313,320
Retained earnings	884,710	826,086
Accumulated other comprehensive loss	(80,219)	(82,538)
	1,122,031	1,057,329

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,872,324	$1,981,561

See notes to consolidated financial statements

THE McCLATCHY COMPANY CONSOLIDATED STATEMENT OF INCOME (UNAUDITED) (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002
REVENUES - NET
Newspapers:
Advertising	$ 229,539	$ 223,109	$ 439,961	$ 425,274
Circulation	41,276	42,065	82,936	83,213
Other	5,321	5,920	10,778	11,940
	276,136	271,094	533,675	520,427
Non-newspapers	234	368	576	685
	276,370	271,462	534,251	521,112
OPERATING EXPENSES
Compensation	110,799	108,162	222,622	214,651
Newsprint and supplements	34,239	32,110	65,805	64,611
Depreciation and amortization	17,142	18,236	35,353	36,878
Other operating expenses	48,095	45,615	97,115	90,201
	210,275	204,123	420,895	406,341

OPERATING INCOME	66,095	67,339	113,356	114,771
NON-OPERATING (EXPENSES) INCOME
Interest expense	(5,459)	(7,275)	(10,661)	(15,052)
Partnership income (loss)	161	(460)	(190)	(900)
Loss on Internet investments	(504)	-	(504)	(1,000)
Other - net	114	133	220	272
	(5,688)	(7,602)	(11,135)	(16,680)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	60,407	59,737	102,221	98,091
INCOME TAX PROVISION	22,941	23,586	39,457	38,727
INCOME FROM CONTINUING OPERATIONS	37,466	36,151	62,764	59,364

DISCONTINUED OPERATION
Income from discontinued operation
(including $10,146 gain on disposal)	9,999	134	10,020	286
Income tax provision	4,017	60	4,026	129
Income from discontinued operation	5,982	74	5,994	157
NET INCOME	$ 43,448	$ 36,225	$ 68,758	$ 59,521

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$ 0.81	$ 0.79	$ 1.36	$ 1.30
Income from discontinued operation	$ 0.13	-	$ 0.13	-
Net income per share	$ 0.94	$ 0.79	$ 1.49	$ 1.30

Diluted:
Income from continuing operations	$ 0.81	$ 0.78	$ 1.35	$ 1.29
Income from discontinued operation	$ 0.13	-	$ 0.13	-
Net income per share	$ 0.94	$ 0.78	$ 1.48	$ 1.29

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,082	45,759	46,057	45,704
Diluted	46,404	46,186	46,357	46,096

See notes to consolidated financial statements.
THE McCLATCHY COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (In thousands)
	Six Months Ended
	June 29, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations	$ 62,764	$ 59,364
Reconciliation to net cash provided:
Depreciation and amortization	35,353	36,878
Other changes in certain assets and liabilities - net	32,229	11,020
Contribution to pension plans	(50,000)	-
Loss on Internet investments	504	1,000
Other	(3,883)	(3,750)
Net cash provided by continuing operations	76,967	104,512
Income from discontinued operation	5,994	157
Reconciliation to net cash used:
Gain on sale of discontinued operation	(10,146)	-
Other - net	1,577	(11,236)
Net cash used by discontinued operation	(2,575)	(11,079)

Net cash provided by operating activities	74,392	93,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,986)	(11,697)
Proceeds from sale of discontinued operation	9,749	-
Other - net	(79)	21
Net cash used by investing activities	(3,316)	(11,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(67,000)	(88,000)
Payment of cash dividends	(10,134)	(9,148)
Other - principally stock issuances in employee plans	3,290	6,402
Net cash used by financing activities	(73,844)	(90,746)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,768)	(8,989)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,357	18,883
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,589	$ 9,894

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$ 15,086	$ 30,580
Interest (net of capitalized interest)	$ 9,769	$ 15,660

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital
	Par Value			Retained Earnings
	Class A	Class B				Total

BALANCES, DECEMBER 29,2002	$ 195	$ 266	$ 313,320	$ 826,086	$ (82,538)	$ 1,057,329
Income from continuing				62,764		62,764
operations (six months)
Income from discontinued				5,994		5,994
operation (six months)
Change in fair value of SWAPS					2,306	2,306
Other					13	13
Total comprehensive income						71,077
Dividends paid ($.22) share				(10,134)		(10,134)
Conversion of 130,000 Class B shares to Class A	1	(1)				-
Issuance of 83,647 Class A shares under stock plans			3,290			3,290

Tax benefit from stock plans			469			469
BALANCES, JUNE 29, 2003	$ 196	$ 265	$ 317,079	$ 884,710	$ (80,219)	$ 1,122,031

See notes to consolidated financial statements

THE McCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1.	BASIS OF PRESENTATION

The McClatchy Company (the Company) and its subsidiaries are engaged primarily in the publication of newspapers located in Minnesota, California, Washington State, Alaska and North and South Carolina.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. In the second quarter of 2003, the Company wrote down a certain Internet investment by $504,000. In the first quarter of fiscal 2002 the Company purchased a significant portion of the assets of a different Internet company in which it had previously invested. In connection with this acquisition, the Company recorded a non-operating loss of $1 million in that quarter to write down the Internet investment to its fair market value. Other adjustments reflect normal recurring accruals except for the discontinued operation discussed below. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.

Discontinued operation - On June 10, 2003, the Company sold the assets of The Newspaper Network (TNN), a national sales and marketing company. The Associated Press purchased TNN's ad processing operations and, separately, Vertis, Inc. purchased TNN's sales and marketing assets. Total consideration from the sales was $14.2 million including the assumption of liabilities. The Company has reclassified the assets and liabilities of TNN as held for sale in its consolidated balance sheet as of December 29, 2002. The revenues and operating results of TNN are included in discontinued operations in 2002 and 2003, as is the gain on its sale in 2003.

Ponderay Newsprint Company - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned.

Stock-based compensation - At June 29, 2003 the Company had six stock-based compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees". No material amounts of compensation have been recorded for these plans.

Had compensation costs for the Company's stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net Income:
As reported	$ 43,448	$ 36,225	$ 68,758	$ 59,521
Deduct stock-based compensation under SFAS No. 123, net of taxes	(1,071)	(822)	(2,338)	(1,862)
Pro forma	$ 42,377	$ 35,403	$ 66,420	$ 57,659

Earnings per common share:
As reported
Basic	$ 0.94	$ 0.79	$ 1.49	$ 1.30
Diluted	$ 0.94	$ 0.78	$ 1.48	$ 1.29
Pro forma
Basic	$ 0.92	$ 0.77	$ 1.44	$ 1.26
Diluted	$ 0.91	$ 0.77	$ 1.43	$ 1.25

Other comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders' Equity. Such changes relate primarily to valuing its pension liabilities and interest rate protection agreements, net of tax effects.

The following summarizes the current period change in the accumulated other comprehensive income (loss) in thousands:

	Before Tax	Tax Expense	Net of Tax
Fair value of swaps	$ 3,845	$ (1,539)	$ 2,306
Other	22	(9)	13
	$ 3,867	$ (1,548)	$ 2,319

The following summarizes the accumulated other comprehensive loss balances as of

June 29, 2003 (in thousands):

	December 29, 2002	Current Period Change	June 29, 2003
Minimum pension liability adjustment	$ (78,556)	-	$ (78,556)
Fair value of swaps	(3,914)	$ 2,306	(1,608)
Other	(68)	13	(55)
Total comprehensive loss	$ (82,538)	$ 2,319	$ (80,219)

Other comprehensive income was $2.3 million and $734,000 for the six months ended

June 29, 2003 and June 30, 2002, respectively.

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

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation in the second quarter were 62,093 in 2003 and 20,017 in 2002.

NOTE 2.	LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

The Company's Credit Agreement includes term loans consisting of Tranche A of $265 million, bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $119 million, bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200 million bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at June 29, 2003 ranged from 1.7% to 2.6% (excluding the effect of the interest rate protection agreements described below).

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At June 29, 2003, the Company had outstanding letters of credit totaling $16.4 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. As of July 15, 2003, letters of credit were reduced by $10.4 million to $6.0 million. The reduction was related to participation in the California Self-Insurers' Security Fund beginning on July 1, 2003. Participation in this fund is the required method for the Company to secure self-insured workers' compensation obligations.

Long-term debt consisted of (in thousands):

	June 29, 2003	December 29, 2002
Term loans	$ 384,000	$ 384,000
Revolving credit line	45,000	112,000
Total indebtedness	429,000	496,000
Less current portion	(95,154)	(24,385)
Long-term indebtedness	$ 333,846	$ 471,615

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

The Company has one interest rate swap agreement designated as a cash flow hedge that is specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $100 million of long-term indebtedness through June 2004. The effect of this agreement is to fix the LIBOR interest rate exposure on this borrowing at approximately 3.8% on that portion of the Company's term loans. Three similar hedges on $200 million of debt matured during the second quarter of 2003.

The swap instrument provides for payments of interest at the fixed rate and receipt of interest at variable rates, which are reset to three-month LIBOR rates quarterly. Net payments or receipts under the agreement are recorded as adjustments to interest expense. The swap was entered into to match the significant terms of the underlying debt in an effort to provide a highly effective hedge.

No gain or loss has been recorded in net income as a result of ineffectiveness of the Company's hedges. Income, net of taxes, of $2.3 million and $734,000 for the six months ended

June 29, 2003 and June 30, 2002, respectively, was recorded in comprehensive income related to these hedges - see the Company's Consolidated Statement of Stockholders' Equity.

As of June 29, 2003, the Company guaranteed $14.6 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company's pro rata portion of Ponderay debt, which is guaranteed by the general partners. The partnership was formed in 1985 and began operations in 1989. The debt is secured by the assets of Ponderay and is payable by Ponderay on April 12, 2006.

Item 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company owns and publishes 24 newspapers in four regions of the country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). The newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company also owns and operates Nando Media, a national online publishing operation.

On June 10, 2003, the Company sold the assets of The Newspaper Network (TNN), a national sales and marketing company. The Associated Press purchased TNN's ad processing operations and, separately, Vertis, Inc. purchased TNN's sales and marketing assets. Total consideration from the sales was $14.2 million including the assumption of liabilities. The Company has reclassified the assets and liabilities of TNN as held for sale in its consolidated balance sheet as of December 29, 2002. The revenues and operating results of TNN are included in discontinued operations in 2002 and 2003, as is the gain on its sale in 2003.

The Company supplements its newspaper publishing with a growing array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its 11 daily newspaper markets offering readers information, comprehensive news, advertising, e-commerce and other services.

Critical Accounting Policies

 The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are revenue recognition, allowance for receivables, amortization of intangibles, pension and post-retirement expenses, insurance reserves, incentive compensation, environmental reserves, the Company's tax provision and depreciation of fixed assets. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Bad Debt - The Company maintains a reserve account for estimated losses resulting from the risk its customers will not make required payments. Generally, the Company uses the aging of accounts receivable to establish reserves for losses on accounts receivable. However, if the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, additional allowances are reserved.

Goodwill and Intangible Impairment - In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and intangible assets with indefinite lives for impairment. No material impairment loss was recorded in the Company's second fiscal quarter of 2003 or 2002.

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

The Company uses a discount rate of 6.75% and an assumed long-term return on assets of 9.0% to calculate its retirement expenses. The return on asset rate was set based upon reviews of a 30 and 50 year span of historical returns of equity and fixed income indices, taking into account the roughly 70% equity and 30% fixed income mix of the Company's qualified pension plans assets, and consultation with the Company's actuaries. Retirement expenses in fiscal 2003 are currently expected to increase over fiscal 2002 by an estimated $4 million to $5 million, although actual results may differ from this expectation.

Self-Insurance - The Company is self-insured for the majority of its group health insurance costs. The Company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Given the increase in medical costs, the Company anticipates that annual health care expenses could rise between $3 million and $4 million in fiscal 2003, although actual results may differ from this expectation.

Recent Events and Trends

While total advertising revenues grew 2.9% in the second quarter, classified advertising continued to decline, particularly in the employment and automotive categories. Employment advertising revenues, which have declined significantly over the past two years, declined 17.2% in the second quarter of fiscal 2003, while automotive declined 3.5%. These declines were offset by advertising revenue growth in other categories. Please see the revenue discussions below.

Newsprint is the major component of the Company's cost of raw materials and represented 13.5% of the Company's overall operating expenses in the second quarter of fiscal 2003. Consequently, the Company's earnings are sensitive to changes in newsprint prices. All other things being equal, a hypothetical $10 per metric tonne change in newsprint prices affects earnings per share by $.03 cents annually. The Company's newsprint suppliers implemented increases in newsprint prices in the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003. In addition, the suppliers announced a $50 per metric tonne price increase for August 2003. At this time it is uncertain when the announced August price increase will be implemented or in what amount. The eventual timing and amount of changes in newsprint pricing is largely dependent on global demand and supply for newsprint. The impact of newsprint price expense on the Company's results of operations is discussed in the quarterly and six-month comparisons below.

On June 10, 2003, the Company sold the assets of The Newspaper Network (TNN), a national sales and marketing company. The Associated Press purchased TNN's ad processing operations and, separately, Vertis, Inc. purchased TNN's sales and marketing assets. Total consideration from the sales was $14.2 million including the assumption of liabilities. The Company has reclassified the assets and liabilities of TNN as held for sale in its consolidated balance sheet as of December 29, 2002. The revenues and operating results of TNN are included in discontinued operations in 2002 and 2003, as is the gain on its sale in 2003.

Second Fiscal Quarter 2003 Compared to Second Fiscal Quarter 2002

The Company reported net income from continuing operations of $37.5 million, or 81 cents per share, for the second fiscal quarter 2003, compared to $36.2 million, or 78 cents per share in the second fiscal quarter 2002. Total earnings in the second fiscal quarter 2003 were $43.8 million, or 94 cents per share, which included income from TNN, a discontinued operation, of $6.0 million, or 13 cents per share.

Revenues:

Revenues from continuing operations in the second fiscal quarter 2003 were up 1.8% to $276.4 million from the second fiscal quarter 2002, with advertising revenues up 2.9% to $229.5 million, and circulation revenues down 1.9% to $41.3 million due partially to changes in the mix of home delivery and single copy sales and to promotional programs at certain of the Company's newspapers. The increase in advertising revenue was due to a 15.9% increase in national advertising and a 4.6% gain in retail advertising. These gains were offset partially by a 4.7% decrease in classified advertising. Within classified advertising, real estate rose 14.0%, employment declined 17.7%, and automotive declined 3.5%.

OPERATING REVENUES BY REGIONS (in thousands):

	Second Quarter
	2003	2002	% Change

Minnesota newspaper	$ 90,413	$ 91,281	(1.0)%
California newspapers	99,216	93,412	6.2
Carolinas newspapers	44,495	45,149	(1.5)
Northwest newspapers	42,012	41,252	1.8
Non-newspaper operations	234	368	(36.4)
	$ 276,370	$ 271,462	1.8%

Minnesota - The Star Tribune generated 32.7% of the Company's second quarter revenues. Total revenues declined by 1.0% with advertising revenues up 0.1% due to a 7.3% increase in national advertising and a 3.0% increase in retail advertising, offset by a 5.7% decline in classified advertising. Within classified advertising, employment decreased by 21.2% and automotive declined by 4.3%. These declines were partially offset by a 21.1% increase in real estate advertising. Circulation revenues declined by 4.6% primarily due to changes in the sales mix of home delivery and single copy circulation and promotional programs implemented during the quarter.

California - California, which includes three daily newspapers, one non-daily newspaper and two free distribution Spanish-language newspapers, contributed 35.9% of the Company's second quarter revenues. Total revenues at the California newspapers were up 6.2%. Advertising revenues increased 6.9% with national up 30.3%, retail up 6.9% and classified down 3.3%. Within classified advertising, employment declined by 18.7% and automotive decreased by 1.8%. These declines were partially offset by a 17.8% increase in real estate advertising. Other advertising, which includes direct mail and online advertising, was up $1.8 million or 33.4%.

Carolinas - The Carolinas, which includes four daily and eight non-daily newspapers, generated 16.1% of the Company's second quarter revenues. Total revenues decreased by 1.4% with advertising down 0.8%. Retail advertising was up 3.2%, classified advertising declined 6.5% and national advertising decreased by 3.2% on a relatively small base. Within classified advertising, employment declined 6.7%, real estate decreased 3.6% and automotive declined by 2.2%. Circulation revenues declined by 2.8% due primarily to reclassifications of certain delivery costs to contra revenue.

The Northwest - The Northwest, which includes three daily and two non-daily newspapers, generated 15.2% of the Company's second quarter revenues. Total revenues were up 1.8% with advertising revenue up 3.4%. National advertising was up 18.9%, retail advertising was up 4.2% and classified advertising was down 3.8%. Within classified advertising, employment declined by 19.1 % and automotive declined by 7.8%. These declines were partially offset by a 23.7% gain in real estate advertising. Commercial printing revenues declined 13.6% due to the loss of a customer at the Anchorage Daily News.

Non-Newspaper Operations - These revenues are derived from Nando Media, the Company's online publishing operation. Revenues at Nando Media declined by $134,000 in the second fiscal quarter 2003, due primarily to reduction in the sales of content to third parties.

Operating Expense:

Total operating expenses increased by 3.0% in the second fiscal quarter 2003 due primarily to higher newsprint, retirement and medical costs. Compensation costs were up 2.4% reflecting merit increases and higher fringe benefit costs. Salaries increased 1.9% and fringe benefit costs rose 5.0% largely due to $1.1 million in additional retirement and medical costs. Newsprint expense was up 5.9% for the second fiscal quarter 2003, with newsprint prices up 6.5% and consumption down 0.6%. Other operating expenses were up 5.4% primarily attributable to higher postage costs associated with the Company's direct mail programs and losses associated with the disposition of fixed assets. Depreciation and amortization costs declined $1.1 million, or 6.0%.

Non-Operating (Expenses) Income - Net:

Interest expense was $5.5 million for the second fiscal quarter 2003. This is a 25.0% decline from the second fiscal quarter 2002 as the Company has continued to benefit from lower interest rates and debt repayment from free cash flow. The Company also recorded $161,000 as its share of Ponderay's income for the second quarter 2003 compared to $460,000 of loss in the second fiscal quarter 2002. The additional income from Ponderay primarily reflects the favorable impact of higher newsprint prices. The Company also had a pre-tax charge of $504,000 to write-down a certain Internet investment in the second fiscal quarter 2003.

Income Taxes:

The Company's effective income tax rate was 38.0% in the second fiscal quarter 2003 and 39.5% in the second fiscal quarter 2002. The lower rate in the 2003 quarter reduced the Company's year-to-date effective tax rate to 38.6% from its previously estimated annual rate of 39.5%. The lower annual effective rate in 2003 reflects the successful resolution of certain state tax positions the Company took in connection with past acquisitions.

Six-Month Comparisons of Fiscal 2003 to Fiscal 2002

The Company reported net income from continuing operations of $102.2 million, or $1.35 per share, for the first six months of fiscal 2003 compared to $98.1 million, or $1.29 per share, for the first six months of fiscal 2002. Earnings in the six-month period included a $1.3 million pre-tax charge to bad debt reserves for a major advertiser that announced bankruptcy and a $504,000 pre-tax charge to write-down a certain Internet investment. Total earnings of $1.48 per share included income from TNN, a discontinued operation, of $6.0 million, or 13 cents per share. Revenues and expenses in the six-month period were generally affected by the trends discussed in the quarterly comparison above, with exceptions noted below.

Revenues:

Revenues from continuing operations in the first six months of fiscal 2003 were up 2.5% to $534.3 million from the first half of 2002 with advertising revenues up 3.5% to $440.0 million and circulation revenues down 0.3% to $82.9 million. The increase in advertising revenue was due to a 13.4% increase in national advertising, a 4.4% increase in retail advertising and a 2.4% decline in classified advertising. Within classified advertising, employment declined by 14.3% and automotive decreased by 0.8%. These declines were partially offset by a 14.3% increase in real estate advertising.

OPERATING REVENUES BY REGIONS (in thousands):

	Six-Month Period
			%
	2003	2002	Change
Minnesota newspaper	$ 176,052	$ 174,571	0.9%
California newspapers	190,867	179,601	6.3
Carolinas newspapers	86,612	87,704	(1.3)
Northwest newspapers	80,144	78,551	2.0
Non-newspaper operations	576	685	(15.9)
	$ 534,251	$ 521,112	2.5%

Minnesota - The Star Tribune generated 33.0% of the Company's total revenue. Total revenues increased 0.9% with advertising revenues up 1.7% due to a 4.4% increase in retail advertising, a 3.8% increase in national advertising and a 3.0% decline in classified advertising. Within classified advertising, employment decreased by 15.3% and automotive declined by 2.4%. These declines were partially offset by a 26.6% increase in real estate advertising.

California - California, which includes three daily newspapers, one non-daily newspaper and two free distribution Spanish-language newspapers, contributed 35.7% of the Company's total revenue. Total revenues at the California newspapers were up 6.3% with advertising revenues up 7.0% due to a 28.9% gain in national advertising, a 6.0% increase in retail advertising and a 0.8% decline in classified advertising. Within classified advertising, employment was down 15.1%. This decrease was mostly offset by gains of 12.9% and 2.3% in classified real estate advertising and automotive advertising, respectively. Other advertising, which includes direct mail and online advertising, was up $3.0 million or 28.5%.

Carolinas - The Carolinas, which includes four daily and eight non-daily newspapers, generated 16.2% of the Company's total revenue. Total revenue decreased by 1.3% with advertising revenues down 0.7% due to a 4.4% decline in classified advertising, a 4.2% decrease in national advertising on a relatively small base and a 2.1% increase in retail advertising. Within classified advertising, employment declined 8.7%, automotive decreased by 2.8% and real estate declined by 0.4%.

The Northwest - The Northwest, which includes three daily and two non-daily newspapers, generated 15.0% of the Company's total revenue. Total revenues were up 2.0% with advertising revenue up 3.4% due to an 18.0% increase in national advertising, a 3.5% gain in retail adverting and a 2.5% decline in classified advertising. Within classified advertising, employment declined by 17.3% and automotive decreased by 3.4%. These declines were partially offset by a 22.6% gain in real estate advertising. Commercial printing revenues declined 11.5% due to the loss of a customer at the Anchorage Daily News.

Non-Newspaper Operations - These revenues are derived from Nando Media, the Company's online publishing operation. Revenues at Nando Media declined by $109,000 in the first half of 2003, due primarily to reduction in the sales of content to third parties.

Operating Expense:

Total operating expenses increased by 3.6% in the first half of 2003 due primarily to higher retirement and medical costs, costs associated with war coverage and a $1.3 million bad debt charge related to an advertiser bankruptcy. Compensation costs were up 3.7% reflecting merit increases and higher fringe benefit costs. Salaries increased 2.3% and fringe benefit costs rose 10.0% largely due to $3.7 million in additional retirement and medical costs. Newsprint expense was up 1.5% for the first half of 2003 with newsprint prices up 1.6% and consumption down 0.1%. Other operating expenses increased 7.7% primarily attributable to higher postage costs associated with the Company's direct mail programs, a $1.3 million pre-tax charge to bad debt and losses associated with the disposition of fixed assets. Depreciation and amortization declined by $1.5 million, or 4.1%.

Non-Operating (Expenses) Income - Net:

Interest expense was $10.7 million for the first half of 2003. This is a 29.2% decline from the prior year as the Company has continued to benefit from lower interest rates and debt repayment from free cash flow. The Company also recorded $190,000 as its share of Ponderay's loss in the first half of 2003 compared to $900,000 of loss in 2002. The Company recorded a pre-tax charge of $504,000 to write-down a certain Internet investment compared to a $1.0 million write-down in 2002.

Income Taxes:

The Company's effective income tax rate was 38.6% in the first half of 2003 compared to 39.5% in 2002. The lower annual effective rate in 2003 reflects the successful resolution of certain state tax positions the Company took in connection with past acquisitions.

Liquidity & Capital Resources

The Company's cash and cash equivalents were $2.6 million at June 29, 2003, versus $5.4 million at the end of fiscal year 2002. The Company generated $74.4 million of cash from operating activities in the first six months of fiscal 2003. The major non-operating uses of cash have been to repay debt, to purchase property, plant and equipment and to pay dividends. In the first six months of 2003, the Company repaid $67.0 million of bank debt and the Company paid $10.1 million in dividends, while proceeds from issuing Class A stock under employee stock plans totaled $3.3 million. The Company also received $9.7 million in cash consideration in the sale of TNN, a discontinued operation.

In the first six months of fiscal 2003, the Company made voluntary contributions of $50.0 million to its defined benefit pension plans. Returns on pension assets have declined over the last three years. Additionally, historically low interest rates have reduced the discount rate over the last three years used to value pension obligations. If returns do not improve and/or interest rates remain low, the Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans.

The Company expended $13.0 million in the first six months of fiscal 2003 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Capital expenditures in fiscal 2003 are estimated to be approximately $40 million at existing facilities.

A syndicate of banks and financial institutions provided the bank debt financing for the 1998 acquisition of The Star Tribune Company under a Bank Credit Agreement (Credit Agreement). At June 29, 2003, the Company's bank debt included term loans consisting of Tranche A of $265 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $119 million bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200 million, of which $45.0 million was outstanding at June 29, 2003, bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at June 29, 2003, ranged from 1.7% to 2.6% (excluding the effect of interest rate protection agreements).

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At June 29, 2003, the Company had outstanding letters of credit totaling $16.4 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. As of July 15, 2003, letters of credit were reduced by $10.4 million to $6.0 million. The reduction was related to participation in the California Self-Insurers' Security Fund beginning July 1, 2003. Participation in this fund is the required method for the Company to secure self-insured workers' compensation obligations. The Company has $149.6 million of available credit under its current Credit Agreement.

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

The Company utilizes interest rate protection agreements (swaps) to help maintain the overall interest rate risk parameters set by management. None of these agreements were entered into for trading purposes. The swap instruments were entered into to match the significant terms of the underlying debt in an effort to provide highly effective hedges. The Company has one interest rate swap agreement designated as a cash flow hedge specifically designed to hedge interest rate fluctuations on $100 million of long-term indebtedness through June 2004. The effect of this agreement is to fix the LIBOR interest rate exposure at approximately 3.8% on that portion of the Company's term loans. Three similar hedges on $200 million of debt matured during the second quarter of 2003.

The following table summarizes the Company's contractual obligations and commercial commitments as of June 29, 2003 (in thousands of dollars):

	Payment Due by Period
Contractual Obligations:	Total	1 Year	1-3 Years	4-5 Years

Long-term debt	$ 429,000	$ 95,154	$ 251,118	$ 82,728

Other Commercial Commitments:
Interest rate swaps (a)	$ 2,680	$ 2,680
Standby letters of credit (b)	5,985			$ 5,985
Guarantees (c)	14,600	14,600
Total	$ 23,265	$ 17,280	-	$ 5,985
  Amounts reflect the fair value should the swap be terminated; however, the Company does not currently intend to terminate its swap prior to its normal maturity date.
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

The Company believes it has the liquidity to repay its current bank debt under the terms of its credit agreement. Nonetheless, the Company may consider refinancing or increasing its debt from time to time to accommodate acquisitions or in the event that it can achieve terms that are more favorable than its current credit agreement.

The Company may, from time to time, pursue acquisitions of media businesses that may require the use of cash or the issuance of additional equity. However, no such acquisitions are currently pending.

Risk Factors That Could Affect Operating Results

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about return on pension plan assets, assumed salary increases, retirement and health care expenses, newsprint costs, amortization expense, use of derivative instruments, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of the Company, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions; especially in any of the markets where we operate newspapers; geo-political uncertainties, changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; changes in compensation or fringe benefit costs; increased competition, including from other forms of media, in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; potential acquisitions, investments or divestitures by the Company, and any related change in our capital structure including additional borrowings or equity issuances; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 13.5% of the Company's operating expenses in the second fiscal quarter 2003. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company's earnings per share, please see the newsprint discussion above at "Recent Events and Trends."

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers would be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of June 29, 2003, approximately a quarter of our full- and part-time employees were represented by unions. Most of the Company's union-represented employees are currently working under labor agreements, which expire at various times. The Company faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company's operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of its newspaper operations.

Changes in the regulatory and technological environment are bringing about consolidation of media companies and convergence among various forms of media. These changes are expected to continue or accelerate as a result of anticipated loosening of regulatory constraints. The Company faces competition with larger and more diversified entities for circulation and advertising revenues and further industry consolidation will likely increase this competition. Such consolidation could also affect the Company's opportunities to make acquisitions.

Returns on assets in the Company's pension plans have declined over the last three years. Additionally, historically low long-term interest rates have reduced the discount rate over the last three years that has been used to value pension obligations. Continued poor returns and/or lower interest rates could materially and negatively affect the Company's funded status of its pension plans.

Item 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to normal business risks discussed above, the Company utilizes interest rate protection agreements (swaps) to help maintain the overall interest rate risk parameters set by management. None of these agreements was entered into for trading purposes.

The Company currently has one interest rate swap agreement designated as a cash flow hedge specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $100 million of long-term indebtedness through June 2004. The effect of this agreement is to fix the London Interbank Offered Rate (LIBOR) interest rate exposure on these borrowings at approximately 3.8% on that portion of the Company's term loans.

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would have a $0.01 per share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk-sensitive financial instruments, but would not materially affect the Company's financial position taken as a whole.

Item 4 -	CONTROLS AND PROCEDURES

During the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended). Following that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that time. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls, or significant deficiencies or material weaknesses with regard to the Company's internal controls identified by the Company subsequent to that evaluation.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Default Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders:

The Company held its annual shareholders' meeting on May 14, 2003 to vote on three proposals. Shareholders approved all of the proposals by voting as follows:

1.	Election of Directors of the Board
		VOTES
		FOR	WITHHELD
	Nominees for Class A Directors voted by Class A Stockholders
	Elizabeth Ballantine	16,341,992	96,054
	Leroy Barnes, Jr.	16,141,078	296,968
	S. Donley Ritchey, Jr.	16,141,459	296,587
	Maggie Wilderotter	16,283,065	154,981

	Nominees for Class B Directors voted by Class B Stockholders
	William K. Coblentz	26,184,647	0
	Molly Maloney Evangelisti	26,184,647	0
	Larry Jinks	26,184,647	0
	Joan F. Lane	26,184,647	0
	James B. McClatchy	26,184,647	0
	Kevin S. McClatchy	26,184,647	0
	William Ellery McClatchy	26,184,647	0
	Theodore R. Mitchell	26,184,647	0
	Gary B. Pruitt	26,184,647	0
	Frederick R. Ruiz	26,184,647	0
		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2.	To Approve McClatchy's Chief Executive Officer Bonus Plan	27,761,390	50,832	16,230	0

3.	Ratification of Deloitte & Touche as Auditors for 2003	27,779,910	44,752	3,790	0

Item 5.	Other Information - None

Item 6. (a)	Exhibits filed as a part of this Report as listed in the Index of Exhibits, on page 28 hereof.

(b)	Reports on Form 8-K - Current Report on Form 8-K filed on April 15, 2003 reporting the Company's First Quarter 2003 Earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
Date: August 1, 2003	/s/ Patrick J. Talamantes
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
Date: August 1, 2003	/s/ Gary B. Pruitt Gary B. Pruitt Chief Executive Officer

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
Date: August 1 2003	/s/ Patrick J. Talamantes Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit
3.1	*	The Company's Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company's 1997 Form 10-K.
3.2	*	The Company's By-laws as amended on December 4, 2002 included as Exhibit 3.2 to the Company's 2002 Form 10-K.
10.1	*

Credit Agreement dated March 10, 1998 between The McClatchy Company (formerly MNI Newco, Inc.), the lenders party thereto, Salomon Brothers, Inc., as Arranger and Syndication Agent and Bank of America National Trust and Savings Association as Swingline Lender, Administrative Agent and Collateral Agent, included as Exhibit 10.2 in the Company's 1997 Form 10-K.

10.2	*

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

**10.3	*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 31, 2000.
**10.4	*	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002 included as Exhibit 10.4 to the Company's 2001 Form 10-K.
**10.5	*	Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.6	*	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company's Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.
**10.7	*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.
**10.8	*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.
**10.9	*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Form 10-K.
**10.10	*	Employment Agreement between the Company and Gary B. Pruitt dated June 1, 1996 included as Exhibit 10.13 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.11	*	The Company's Long-Term Incentive Plan, dated January 1, 1998 included as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.12		The Company's Amended and Restated Chief Executive Bonus Plan, dated March 19, 2003.
**10.13	*	The Company's Amended and Restated 2001 Director Option Plan included as Exhibit 10.13 to the Company's 2002 Report on Form 10-K.
32		Certifications of the Chief Executive Officer and Chief Financial Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors