Form 10-Q
period 2003-09-28
MCCLATCHY CO
filed 2003-11-03
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2003 ______________________________

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________________

Commission file number: 1-9824_______________________________________________
The McClatchy Company (Exact name of registrant as specified in its charter)

Delaware____________ (State or other jurisdiction of incorporation or organization)	52-2080478______________ (I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA (Address of principal executive offices)	95816 (Zip Code)
Registrant's telephone number, including area code: 916-321-1846

____________________________________________________________________________________________________________

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]        No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes [ X ]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 30, 2003:

Class A Common Stock	19,838,911
Class B Common Stock	26,394,147

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	September 28, 2003	December 29, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 8,313	$ 5,357
Trade receivables (less allowance of
$2,796 in 2003 and $4,872 in 2002)	115,627	125,037
Other receivables	2,312	1,201
Newsprint, ink and other inventories	16,107	14,611
Deferred income taxes	19,432	20,706
Assets held for sale	-	76,202
Other current assets	6,544	8,776
	168,335	251,890
PROPERTY, PLANT AND EQUIPMENT:
Buildings and improvements	228,784	226,868
Equipment	508,399	514,355
	737,183	741,223

Less accumulated depreciation	(432,603)	(423,334)
	304,580	317,889
Land	51,362	53,229
Construction in Progress	14,757	19,299
	370,699	390,417
INTANGIBLE ASSETS:
Identifiable intangibles - net	88,158	105,020
Goodwill - net	1,218,047	1,218,047
	1,306,205	1,323,067

OTHER ASSETS	17,735	16,187

TOTAL ASSETS	$ 1,862,974	$ 1,981,561

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	September 28, 2003	December 29, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of bank debt	$ 99,615	$ 24,385
Accounts payable	28,325	26,284
Accrued compensation	57,014	61,777
Income taxes	6,898	-
Unearned revenue	40,831	39,863
Carrier deposits	2,597	2,668
Liabilities relating to assets held for sale	-	79,361
Other accrued liabilities	18,741	17,412
	254,021	251,750

LONG-TERM BANK DEBT	297,685	471,615

OTHER LONG-TERM OBLIGATIONS	78,903	128,826

DEFERRED INCOME TAXES	75,413	72,041

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 per value:
Class A - authorized 100,000,000 shares,
issued 19,785,171 in 2003 and 19,471,307 in 2002	198	195
Class B - authorized 60,000,000 shares,
issued 26,394,147 in 2003 and 26,544,147 in 2002	264	266
Additional paid-in capital	320,795	313,320
Retained earnings	915,468	826,086
Accumulated other comprehensive loss	(79,773)	(82,538)
	1,156,952	1,057,329

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,862,974	$ 1,981,561

See notes to consolidated financial statements
THE McCLATCHY COMPANY CONSOLIDATED STATEMENT OF INCOME (UNAUDITED) (In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002
REVENUES - NET
Newspapers:
Advertising	$ 225,350	$ 216,267	$ 665,311	$ 641,541
Circulation	41,251	41,201	124,187	124,414
Other	5,302	6,330	16,080	18,270
	271,903	263,798	805,578	784,225
Non-newspapers	197	374	773	1,059
	272,100	264,172	806,351	785,284
OPERATING EXPENSES
Compensation	110,488	107,398	333,110	322,049
Newsprint and supplements	34,179	31,202	99,984	95,813
Depreciation and amortization	17,166	18,253	52,519	55,131
Other operating expenses	49,001	47,709	146,116	137,910
	210,834	204,562	631,729	610,903

OPERATING INCOME	61,266	59,610	174,622	174,381

NON-OPERATING (EXPENSES) INCOME
Interest expense	(3,888)	(6,008)	(14,549)	(21,060)
Partnership income (loss)	449	(225)	259	(1,125)
Loss on Internet investment	-	-	(504)	(1,000)
Other - net	85	230	305	502
	(3,354)	(6,003)	(14,489)	(22,683)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	57,912	53,607	160,133	151,698
INCOME TAX PROVISION	22,130	21,157	61,587	59,884
INCOME FROM CONTINUING OPERATIONS	35,782	32,450	98,546	91,814

DISCONTINUED OPERATION
Income from discontinued operation
(including $10,241 gain on disposal in June 2003)	94	363	10,114	649
Income tax provision	38	164	4,064	293
Income from discontinued operation	56	199	6,050	356
NET INCOME	$ 35,838	$ 32,649	$ 104,596	$ 92,170

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$ 0.78	$ 0.71	$ 2.14	$ 2.01
Income from discontinued operation	-	-	$ 0.13	$ 0.01
Net income per share	$ 0.78	$ 0.71	$ 2.27	$ 2.02

Diluted:
Income from continuing operations	$ 0.77	$ 0.70	$ 2.12	$ 1.99
Income from discontinued operation	-	-	$ 0.13	$ 0.01
Net income per share	$ 0.77	$ 0.71	$ 2.25	$ 2.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,146	45,813	46,087	45,741
Diluted	46,466	46,209	46,394	46,133

See notes to consolidated financial statements.
THE McCLATCHY COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (In thousands)
	Nine Months Ended
	September 28, 2003	September 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$ 98,546	$ 91,814
Reconciliation to net cash provided:
Depreciation and amortization	52,519	55,131
Other changes in certain assets and liabilities - net	16,739	1,587
Contribution to pension plans	(50,000)	(10,000)
Loss on Internet investments	504	1,000
Other	6,340	774
Net cash provided by continuing operations	124,648	140,306
Income from discontinued operation	6,050	356
Reconciliation to net cash used:
Gain on sale of discontinued operation	(10,241)	-
Other - net	1,710	(20,518)
Net cash used by discontinued operation	(2,481)	(20,162)

Net cash provided by operating activities	122,167	120,144

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,484)	(18,009)
Proceeds from sale of discontinued operation	9,749	-
Other - net	48	287
Net cash used by investing activities	(11,687)	(17,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(98,700)	(110,000)
Payment of cash dividends	(15,214)	(13,729)
Other - principally stock issuances in employee plans	6,390	7,395
Net cash used by financing activities	(107,524)	(116,334)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,956	(13,912)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,357	18,883
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 8,313	$ 4,971

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$ 52,453	$ 59,333
Interest (net of capitalized interest)	$ 12,563	$ 21,560

See notes to consolidated financial statements
THE McCLATCHY COMPANY CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) (In thousands, except per-share amounts)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Par Value
	Class A	Class B
BALANCES, DECEMBER 29, 2002	$ 195	$ 266	$ 313,320	$ 826,086	$ (82,538)	$ 1,057,329
Income from continuing operations (nine months)				98,546		98,546
Income from discontinued operation (nine months)				6,050		6,050
Change in fair value of SWAPS					2,736	2,736
Other					29	29
Total comprehensive income						107,361
Dividends paid ($.33) share				(15,214)		(15,214)
Conversion of 150,000 Class B
shares to Class A	2	(2)				-
Issuance of 163,864 Class A shares
under stock plans	1		6,389			6,390
Tax benefit from stock plans			1,086			1,086
BALANCES, SEPTEMBER 28, 2003	$ 198	$ 264	$ 320,795	$ 915,468	$ (79,773)	$ 1,156,952

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

In the second quarter of 2003, the Company wrote down a certain Internet investment by $504,000. In the first quarter of fiscal 2002, the Company purchased a significant portion of the assets of a different Internet company in which it had previously invested. In connection with this acquisition, the Company recorded a non-operating loss of $1 million in that quarter to write down the Internet investment to its fair market value. Other adjustments reflect normal recurring accruals except for the discontinued operation discussed below.

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

Ponderay Newsprint Company - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of Ponderay's earnings or loss is recognized in the Company's results.

Stock-based compensation - At September 28, 2003 the Company had six stock-based compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees". No material amounts of compensation have been recorded for these plans.

Had compensation costs for the Company's stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net Income:	$ 35,838	$ 32,649	$ 104,596	$ 92,170
As reported
Deduct stock-based compensation
under SFAS No. 123, net of taxes	(1,120)	(957)	(3,465)	(2,821)
Pro forma	$ 34,718	$ 31,692	$ 101,131	$ 89,349

Earnings per common share:
As reported
Basic	$ 0.78	$ 0.71	$ 2.27	$ 2.02
Diluted	$ 0.77	$ 0.71	$ 2.25	$ 2.00
Pro forma
Basic	$ 0.75	$ 0.69	$ 2.19	$ 1.95
Diluted	$ 0.75	$ 0.69	$ 2.18	$ 1.94

Other comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders' Equity. Such changes relate primarily to valuing its pension liabilities and interest rate protection agreements, net of tax effects.

The following summarizes the change in the accumulated other comprehensive income (loss) for the nine months ended September 28, 2003 (in thousands):

	Before Tax	Tax Expense	Net of Tax
Fair value of swaps	$ 4,561	$ (1,825)	$ 2,736
Other	48	(19)	29
	$ 4,609	$ (1,844)	$ 2,765

The following summarizes the accumulated other comprehensive loss balances as of

September 28, 2003 (in thousands):

	December 29, 2002	Current Period Change	September 28, 2003
Minimum pension liability adjustment	$ (78,556)	-	$ (78,556)
Fair value of swaps	(3,914)	$ 2,736	(1,178)
Other	(68)	29	(39)
Total comprehensive loss	$ (82,538)	$ 2,765	$ (79,773)

Other comprehensive income was $2.7 million for the nine months ended

September 28, 2003, and there was a comprehensive loss of $249,000 for the nine months ended September 29, 2002.

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

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation in the third quarter were 79,500 in 2003 and 43,500 in 2002.

NOTE 2.	LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

The Company's Credit Agreement includes term loans consisting of Tranche A of $227 million, bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $102 million, bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200 million bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at September 28, 2003 ranged from 1.75% to 2.64% (excluding the effect of the interest rate protection agreements described below).

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At September 28, 2003, the Company had outstanding letters of credit totaling $6.0 million securing estimated obligations stemming from workers' compensation claims and other contingent claims.

Long-term debt consisted of (in thousands):

	September 28, 2003	December 29, 2002
Term Loans	$ 329,000	$ 384,000
Revolving credit line	68,300	112,000
Total indebtedness	397,300	496,000
Less current portion	99,615	24,385
Long-term indebtedness	$ 297,685	$ 471,615

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

No gain or loss has been recorded in net income as a result of ineffectiveness of the Company's hedge. Income, net of taxes, of $2.7 million for the nine months ended

September 28, 2003 and a loss, net of taxes, of $249,000 for the nine months ended
September 29, 2002, were recorded in comprehensive income (loss) related to the Company's hedge - see the Company's Consolidated Statement of Stockholders' Equity.

As of September 28, 2003, the Company was a guarantor of $14.3 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company's pro rata portion of Ponderay debt, which is guaranteed by the general partners. The partnership was formed in 1985 and began operations in 1989. The debt is secured by the assets of Ponderay and is payable by Ponderay on April 12, 2006.

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

Critical Accounting Policies

 The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are revenue recognition, allowance for receivables, amortization and/or impairment of intangibles, pension and post-retirement expenses, insurance reserves, incentive compensation, environmental reserves, the Company's tax provision and depreciation of fixed assets. We believe the following critical accounting policies, in particular, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill and Intangible Impairment - In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and intangible assets with indefinite lives for impairment. No material impairment loss was recorded in fiscal 2003 or 2002.

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

The Company uses a discount rate of 6.75% and an assumed long-term return on assets of 9.0% to calculate its retirement expenses. The return on asset rate was set based upon reviews of a 30- and 50-year span of historical returns of equity and fixed income indices, taking into account the roughly 70% equity and 30% fixed income mix of the Company's qualified pension plans assets, and consultation with the Company's actuaries. The Company also reviews the expected long-term return for each asset class and its weighted-average effect on total return in setting its long-term return on asset assumption.

Self-Insurance - The Company is self-insured for the majority of its group health insurance costs. The Company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate provision for self-insurance claims.

Recent Events and Trends

While total advertising revenues grew 4.2% in the third quarter, classified advertising continued to decline, particularly in the employment and automotive categories. Employment advertising revenues, which have declined significantly over the past two years, declined 11.3% in the third quarter of fiscal 2003, while automotive declined 1.4%. These declines were offset by advertising revenue growth in other categories. Please see the revenue discussions below.

Newsprint is the major component of the Company's cost of raw materials and represented 13.9% of the Company's overall operating expenses in the third quarter of fiscal 2003. Consequently, the Company's earnings are sensitive to changes in newsprint prices. All other things being equal, a hypothetical $10 per metric tonne change in newsprint prices affects earnings per share by $.03 cents annually. The Company's newsprint suppliers implemented increases in newsprint prices in the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003. In addition, a price increase that was announced in August, but largely delayed until October 2003, will impact costs in the fourth quarter of 2003. Given the 2003 price increases, newsprint costs in the fourth quarter are likely to rise over the 2002 quarter by high single- to low double-digit levels. The timing and amount of changes in newsprint pricing are largely dependent on global demand and supply for newsprint. The impact of newsprint price expense on the Company's operating results is discussed in the quarterly and nine-month comparisons below.

The Company's fringe benefit costs have increased 9.9% over fiscal 2002 due primarily to higher retirement and medical costs, and are expected to continue to increase in fiscal 2004. Historically low long-term interest rates have caused the discount rate used to calculate the Company's pension and post-retirement expenses in fiscal 2003 to be 75 basis points below the rate used in fiscal 2002. This is the primary factor in driving up the cost of retirement expenses. Retirement expenses in fiscal 2003 are currently expected to increase over fiscal 2002 by an estimated $4 million to $5 million, although actual results may differ from this expectation. Medical premiums have also risen over fiscal 2002. Given the increase in medical costs, the Company anticipates that annual health care expenses could rise between $3 million and $4 million in fiscal 2003, although actual results may differ from this expectation.

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

Third Fiscal Quarter 2003 Compared to Third Fiscal Quarter 2002

The Company reported net income from continuing operations of $35.8 million, or 77 cents per share, for the third fiscal quarter of 2003, compared to $32.5 million, or 70 cents per share in the third fiscal quarter of 2002. Total earnings in the third fiscal quarter of 2002 were $32.6 million, or 71 cents per share, which included income from TNN, a discontinued operation.

Revenues:

Revenues from continuing operations in the third fiscal quarter of 2003 were up 3.0% to $272.1 million from the third fiscal quarter of 2002, with advertising revenues up 4.2% to $225.4 million, and circulation revenues up 0.1% to $41.3 million. The increase in advertising revenue was due to a 4.5% increase in retail advertising and an 8.7% gain in national advertising. These gains were partially offset by a 1.1% decrease in classified advertising. Within classified advertising, real estate rose 15.1%, employment declined 11.3%, and automotive declined 1.4%.

OPERATING REVENUES BY REGIONS (in thousands):

	Third Quarter		%
	2003	2002	Change

Minnesota newspaper	$ 89,909	$ 88,071	2.1
California newspapers	98,106	91,649	7.1
Carolinas newspapers	43,826	44,166	(0.8)
Northwest newspapers	40,062	39,912	0.4
Non-newspaper operations	197	374	(47.3)
	$ 272,100	$ 264,172	3.0

Minnesota - The Star Tribune generated 33.0% of the Company's third quarter revenues. Total revenues increased 2.1% with advertising revenues up 2.9% due to a 5.2% increase in retail advertising and a 5.1% increase in national advertising, offset by a 3.0% decline in classified advertising. Within classified advertising, employment decreased by 13.3% and automotive declined by 0.6%. These declines were partially offset by a 15.8% increase in real estate advertising.

California - California, which includes three daily newspapers, one non-daily newspaper and two free distribution Spanish-language newspapers, contributed 36.1% of the Company's third quarter revenues. Total revenues at the California newspapers were up 7.1%. Advertising revenues increased 8.4% with retail up 8.4%, national up 12.8% and classified up 2.1%. Within classified advertising, employment declined by 12.4% but its decline was offset by increases in automotive, up 1.7% and real estate advertising, up 25.6%.

Carolinas - The Carolinas, which includes four daily and eight non-daily newspapers, generated 16.1% of the Company's third quarter revenues. Total revenues decreased by 0.8% with advertising up 0.2%. Retail advertising declined 1.2%, classified advertising declined 1.5% and national advertising increased by 1.5% on a relatively small base. The decline in retail advertising was primarily due to difficult comparisons to the 2002 third quarter when a new mall opened with its attendant grand opening advertising. As a result of the mall opening, retail advertising was unusually high in the 2002 quarter. Within classified advertising, employment declined 1.3%, real estate decreased 3.1% and automotive declined by 4.0%. Circulation revenues declined by 1.5% due primarily to reclassifications of certain delivery costs to contra revenue.

The Northwest - The Northwest, which includes three daily and two non-daily newspapers, generated 14.7% of the Company's third quarter revenues. Total revenues were up 0.4% with advertising revenue up 1.4%. Retail advertising was up 0.9%, national advertising was up 17.3% and classified advertising was down 4.1%. Within classified advertising, employment declined by 15.3% and automotive declined by 8.1%. These declines were partially offset by a 23.5% gain in real estate advertising. Other revenues declined 25.2% due to the loss of a commercial printing customer at the Anchorage Daily News.

Non-Newspaper Operations - These revenues are derived from Nando Media, the Company's online publishing operation. Nando Media's primary mission is to be a technology and content partner to the Company's in-house web sites. Revenues at Nando Media declined by $177,000 in the third fiscal quarter of 2003, due primarily to the Company's decision to reduce the sale of content to third parties.

Operating Expense:

Total operating expenses increased by 3.1% in the third fiscal quarter of 2003 due primarily to higher newsprint, retirement and medical costs. Compensation costs were up 2.9% reflecting merit increases and higher fringe benefit costs. Salaries increased 1.4%, held down somewhat by lower head count, and fringe benefit costs rose 9.8% largely due to $1.8 million in additional retirement and medical costs. Newsprint expense was up 9.5% for the third fiscal quarter of 2003, with newsprint prices up 11.0% and consumption down 1.3%. Other operating expenses were up 2.7% due primarily to higher postage costs associated with the Company's direct mail programs and to the write-off of certain software fixed assets. Depreciation and amortization costs declined $1.1 million, or 5.9%.

Non-Operating (Expenses) Income - Net:

Interest expense was $3.9 million for the third fiscal quarter of 2003. This is a 35.2% decline from the third fiscal quarter of 2002 as the Company has continued to benefit from lower interest rates and debt repayment from free cash flow. The Company also recorded $449,000 as its share of Ponderay's income for the third quarter of 2003 compared to $225,000 of loss in the third fiscal quarter of 2002. The additional income from Ponderay primarily reflects the favorable impact of higher newsprint prices.

Income Taxes:

The Company's effective income tax rate was 38.2% in the third fiscal quarter of 2003 and 39.5% in the third fiscal quarter of 2002. The lower effective rate in 2003 primarily reflects the successful resolution of certain state tax positions the Company took in connection with past acquisitions.

Nine-Month Comparisons of Fiscal 2003 to Fiscal 2002

The Company reported net income from continuing operations of $98.5 million, or $2.12 per share, for the first nine months of fiscal 2003, compared to $91.8 million, or $1.99 per share, for the first nine months of fiscal 2002. Total earnings in 2003 included income from TNN, a discontinued operation, of 13 cents per share, bringing net income to $2.25 per share. Revenues and expenses in the nine-month period were generally affected by the trends discussed in the quarterly comparison above, with exceptions noted below.

Revenues:

Revenues from continuing operations in the first nine months of fiscal 2003 were up 2.7% to $806.4 million from the first nine months of 2002 with advertising revenues up 3.7% to $665.3 million and circulation revenues down 0.2% to $124.2 million. The increase in advertising revenue was due to a 4.4% increase in retail advertising, an 11.8 % increase in national advertising and a 2.0% decline in classified advertising. Within classified advertising, employment declined by 13.3% and automotive decreased by 1.0%. These declines were partially offset by a 14.6% increase in real estate advertising.

OPERATING REVENUES BY REGIONS (in thousands):
	Third Quarter		%
	2003	2002	Change

Minnesota newspaper	$ 265,961	$ 262,642	1.3
California newspapers	288,973	271,250	6.5
Carolinas newspapers	130,438	131,870	(1.1)
Northwest newspapers	120,206	118,463	1.5
Non-newspaper operations	773	1,059	(27.0)
	$ 806,351	$ 785,284	2.7

Minnesota - The Star Tribune generated 33.0% of the Company's total revenue. Total revenues increased 1.3% with advertising revenues up 2.1% due to a 4.6% increase in retail advertising, a 4.2% increase in national advertising, but offset by a 3.0% decline in classified advertising. Within classified advertising, employment decreased by 14.6% and automotive declined by 1.8%. These declines were partially offset by a 22.7% increase in real estate advertising. Circulation revenues declined 1.0% primarily due to changes in the sales mix of home delivery and single copy circulation and promotional programs implemented in the first half of the year.

California - California, which includes three daily newspapers, one non-daily newspaper and two free distribution Spanish-language newspapers, contributed 35.8% of the Company's total revenue. Total revenues at the California newspapers were up 6.5% with advertising revenues up 7.5% due to a 6.8% gain in retail advertising, a 23.2% increase in national advertising and a 0.1% increase in classified advertising. Within classified advertising, employment was down 14.2%. This decrease was mostly offset by gains of 17.0% and 2.1% in classified real estate advertising and automotive advertising, respectively. Other advertising, which includes direct mail and online advertising, was up $5.2 million or 31.7%.

Carolinas - The Carolinas, which includes four daily and eight non-daily newspapers, generated 16.2% of the Company's total revenue. Total revenue decreased by 1.1% with advertising revenues down 0.4% due to a 3.4% decline in classified advertising, a 2.3% decrease in national advertising on a relatively small base and a 1.0% increase in retail advertising. Within classified advertising, employment declined 6.3%, automotive decreased by 3.4% and real estate declined by 3.2%. Circulation revenues declined 2.4% in this region due primarily to reclassifications of certain delivery costs to contra revenue.

The Northwest - The Northwest, which includes three daily and two non-daily newspapers, generated 14.9% of the Company's total revenue. Total revenues were up 1.5% with advertising revenue up 2.7% due to a 2.7% increase in retail advertising, a 17.8% gain in national adverting and a 3.0% decline in classified advertising. Within classified advertising, employment declined by 16.6% and automotive decreased by 5.0%. These declines were partially offset by a 22.9% gain in real estate advertising. Other revenues declined 16.4% due to the loss of a commercial printing customer at the Anchorage Daily News.

Non-Newspaper Operations - These revenues are derived from Nando Media, the Company's online publishing operation. Nando Media's primary mission is to be a technology and content partner to the Company's in-house web sites. Revenues at Nando Media declined by $286,000 in the first nine months of 2003, due primarily to the Company's decision to reduce the sale of content to third parties.

Operating Expense:

Total operating expenses increased by 3.4% in the first nine months of 2003 due primarily to higher newsprint, retirement and medical costs. Compensation costs were up 3.4% reflecting merit increases and higher fringe benefit costs. Salaries increased 2.0% and fringe benefit costs rose 9.9% largely due to $5.3 million in additional retirement and medical costs. Newsprint expense was up 4.1% for the first nine months of 2003 with newsprint prices up 4.6% and consumption down 0.5%. Other operating expenses increased 6.0%. The increase was primarily attributable to higher postage costs associated with the Company's direct mail programs, and to the write-off of certain computer hardware and software fixed assets. Depreciation and amortization declined by $2.6 million, or 4.7%.

Non-Operating (Expenses) Income - Net:

Interest expense was $14.5 million for the first nine months of 2003. This is a 30.9% decline from the prior year as the Company has continued to benefit from lower interest rates and debt repayment from free cash flow. The Company also recorded $259,000 as its share of Ponderay's income in the first nine months of 2003 compared to $1,125,000 of loss in 2002. The Company recorded a pre-tax charge of $504,000 to write-down a certain Internet investment compared to a $1.0 million write-down of another Internet investment in 2002.

Income Taxes:

The Company's effective income tax rate was 38.5% in the first nine months of 2003 compared to 39.5% in 2002. The lower annual effective rate in 2003 reflects the successful resolution of certain state tax positions the Company took in connection with past acquisitions.

Liquidity & Capital Resources

The Company's cash and cash equivalents were $8.3 million at September 28, 2003, versus $5.4 million at the end of fiscal year 2002. The Company generated $122.2 million of cash from operating activities in the first nine months of fiscal 2003. The major non-operating uses of cash have been to repay debt, to purchase property, plant and equipment and to pay dividends. In the first nine months of 2003, the Company repaid $98.7 million of bank debt and paid $15.2 million in dividends, while proceeds from issuing Class A stock under employee stock plans totaled $6.4 million. The Company also received $9.7 million in cash consideration in the sale of TNN, a discontinued operation.

In the first nine months of fiscal 2003, the Company made voluntary contributions of $50 million to its defined benefit pension plans. Returns on pension assets have declined over the last three years. Additionally, over the last three years, historically low interest rates have reduced the discount rate used to value pension obligations. If returns do not improve and/or interest rates remain low, the Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans.

The Company expended $21.5 million in the first nine months of fiscal 2003 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Capital expenditures for fiscal 2003 are projected to be approximately $37 million at existing facilities, although actual expenditures could vary.

A syndicate of banks and financial institutions provided the bank debt financing for the 1998 acquisition of The Star Tribune Company under a Bank Credit Agreement (Credit Agreement). At September 28, 2003, the Company's bank debt included term loans consisting of Tranche A of $227 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $102 million bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200 million, of which $68.3 million was outstanding at September 28, 2003, bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at September 28, 2003, ranged from 1.75% to 2.64% (excluding the effect of interest rate protection agreements).

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At September 28, 2003, the Company had outstanding letters of credit totaling $6.0 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. The Company has $125.7 million of available credit under its current Credit Agreement.

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

The Company utilizes interest rate protection agreements (swaps) to help maintain the overall interest rate risk parameters set by management. None of these agreements were entered into for trading purposes. The swap instruments were entered into to match the significant terms of the underlying debt in an effort to provide highly effective hedges. At September 28, 2003, the Company had one interest rate swap agreement designated as a cash flow hedge specifically designed to hedge interest rate fluctuations on $100 million of long-term indebtedness through June 2004. The effect of this agreement is to fix the LIBOR interest rate exposure at approximately 3.8% on that portion of the Company's term loans.

The following summarizes the Company's contractual obligations and commercial commitments as of September 28, 2003 (in thousands of dollars):

	Payment Due by Period
	Total	1 Year	1-3 Years	4-5 Years
Contractual Obligations:
Long-term debt	$ 397,300	$ 99,615	$ 226,395	$ 71,290

Other Commercial Commitments:
Interest rate swaps (a)	$ 1,964	$ 1,964
Standby letters of credit (b)	5,985			$ 5,985
Guarantees (c)	14,310	14,310
Total	$ 22,259	$ 16,274		$ 5,985

  Amount reflects the fair value should the swap be terminated; however, the Company does not currently intend to terminate its swap prior to its normal maturity date.
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

Risk Factors That Could Affect Operating Results

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about return on pension plan assets, retirement and health care expenses, newsprint costs, , use of derivative instruments, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of the Company, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; geo-political uncertainties; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; changes in compensation or fringe benefit costs; increased competition, including from other forms of media, in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; potential acquisitions, investments or divestitures by the Company, and any related change in our capital structure including additional borrowings or equity issuances; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 13.9% of the Company's operating expenses in the third fiscal quarter of 2003. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company's earnings per share, please see the newsprint discussion above at "Recent Events and Trends."

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers would be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of September 28, 2003, approximately a quarter of our full- and part-time employees were represented by unions. Most of the Company's union-represented employees are currently working under labor agreements, which expire at various times. The Company faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company's operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations.

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

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that time.

Changes in internal controls over financial reporting. There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities and Use of Proceeds - None

Item 3.	Default Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information - None

Item 6. (a)	Exhibits filed as a part of this Report as listed in the Index of Exhibits, on page 23 hereof.

(b)

Reports on Form 8-K - Current Report on Form 8-K filed on July 17, 2003 reporting the Company's second quarter earnings release titled "McClatchy Reports Second Quarter 2003 Earnings and Provides Third Quarter Outlook".

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
Date: November 3, 2003	/s/ Patrick J. Talamantes
Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit		Description
3.1	*	The Company's Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company's 1997 Form 10-K.
3.2	*	The Company's By-laws as amended on December 4, 2002 included as Exhibit 3.2 to the Company's 2002 Form 10-K.
10.1	*

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

**10.3	*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 31, 2000.
**10.4	*	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002 included as Exhibit 10.4 to the Company's 2001 Form 10-K.
**10.5	*	Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.6	*	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company's Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.
**10.7	*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.
**10.8	*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.
**10.9	*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Form 10-K.
**10.10	*	Employment Agreement between the Company and Gary B. Pruitt dated June 1, 1996 included as Exhibit 10.13 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.11	*	The Company's Long-Term Incentive Plan dated January 1, 1998 included as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.12	*	The Company's Amended and Restated Chief Executive Bonus Plan, dated March 19, 2003 included as Exhibit 10.12 to the Company's Report on Form 10-Q for the Quarter Ending June 29, 2003.
**10.13	*	The Company's Amended and Restated 2001 Director Option Plan included as Exhibit 10.13 to the Company's 2002 Report on Form 10-K.
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors

EXHIBIT 31.1

CERTIFICATION

I, Gary B. Pruitt, Chief Executive Officer of The McClatchy Company, certify that:

  I have reviewed this quarterly report on Form 10-Q of The McClatchy Company;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 3, 2003	/s/ Gary B. Pruitt Gary B. Pruitt Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Patrick J. Talamantes, Chief Financial Officer of The McClatchy Company, certify that:

  I have reviewed this quarterly report on Form 10-Q of The McClatchy Company;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 3, 2003	/s/ Patrick J. Talamantes Patrick J. Talamantes Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The McClatchy Company (the "Company") on Form 10-Q for the period ended September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary B. Pruitt, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 3, 2003	/s/ Gary B. Pruitt Gary B. Pruitt Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The McClatchy Company (the "Company") on Form 10-Q for the period ended September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick J. Talamantes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 3, 2003	/s/ Patrick J. Talamantes Patrick J. Talamantes Chief Financial Officer