Form 10-K
period 2003-12-28
MCCLATCHY CO
filed 2004-02-27
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 29, 2003: approximately $1,191,640,921. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 25, 2004:

Class A Common Stock	19,981,670 Shares
Class B Common Stock	26,339,147 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s May 19, 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part II and Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

INDEX TO THE McCLATCHY COMPANY

2003 FORM 10-K

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

Overview

The McClatchy Company (the “Company”) was formed in 1998 as a Delaware corporation serving as a holding company owning McClatchy Newspapers, Inc. and Cowles Media Company. All references to the “Company” in this Report include McClatchy Newspapers, Inc., the predecessor in interest to the Company prior to the acquisition of Cowles Media Company.

The Company dates from the California Gold Rush era of 1857. Its three original California newspapers - The Sacramento Bee, The Fresno Bee and The Modesto Bee - were the core of the Company until 1979 when the Company began to diversify geographically outside of California. At that time it purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri-City Herald in Southeastern Washington. In 1986, the Company purchased The (Tacoma) News Tribune. In 1990 the Company expanded into the Carolinas when it purchased newspapers in South Carolina and The News and Observer Publishing Company in North Carolina in 1995, and into Minnesota with the 1998 acquisition of The Star Tribune Company.

During 2003, the Company owned and published 24 newspapers in four regions of the country – Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). These newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the calendar year 2003, the Company had an average paid daily circulation of 1,398,589, Sunday circulation of 1,864,685 and non-daily circulation of 61,077.

Each of the Company’s newspapers is largely autonomous in its business and editorial operations so as to meet most effectively the needs of the communities it serves. Publishers and editors of the newspapers make the day-to-day decisions and, within limits, are responsible for their own budgeting and planning. Policies on such matters as the amount and type of capital expenditures, key personnel changes, and strategic planning and operating budgets, including wage and pricing matters, are approved or established by the Company’s senior management and/or Board of Directors.

Each of the Company’s daily newspapers has the largest circulation of any newspaper serving its particular community. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 83% of consolidated net revenues from continuing operations in fiscal 2003 and 82% of consolidated net revenues from continuing operations in fiscal 2002. Circulation revenues approximated 15% of consolidated net revenues from continuing operations in fiscal 2003 and 16% of consolidated net revenues from continuing operations in fiscal 2002.

The Company’s newspapers supplement their newspaper publishing operations with an array of niche products and direct marketing initiatives, including direct mail. While the direct marketing programs are financially successful in their own right, they also help retain advertising in the newspapers. The newspapers also operate leading local websites in each daily newspaper market, offering users information, comprehensive news, advertising, e-commerce and other services. Online advertising, particularly classified advertising, has become one of the Company’s fastest growing revenue sources, albeit still a small part of each newspaper’s operations. Together with the mass reach of its newspaper advertising, these lines of business help each of the Company’s newspapers maintain its position as a leading media outlet in each daily newspaper market.

The Company’s newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during first, the Easter holiday and spring advertising season, and then, the Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits.

The Company also owns Nando Media, an interactive media operation whose primary mission is to be a technology and content partner to the Company’s newspaper Internet sites. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in Washington State.

Recent Divestiture and Acquisition - On June 10, 2003, the Company sold the assets of The Newspaper Network (TNN), a national sales and marketing company (fiscal 2002 revenues of $11.9 million). The Associated Press purchased TNN’s ad processing operations and, separately, Vertis, Inc. purchased TNN’s sales and marketing assets. Total consideration from the sales was $14.2 million including the assumption of liabilities. The Company has reclassified the assets and liabilities of TNN as held for sale in its Consolidated Balance Sheet as of December 29, 2002. The revenues and operating results of TNN are included in discontinued operations in the Company’s Consolidated Statements of Income.

On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $40.5 million in cash from Pacific-Sierra Publishing, Inc. The Merced Sun-Star had average five-day circulation of 17,400 and weekend circulation of 21,500 for fiscal year 2003, and the Merced Group had revenues in its fiscal 2003 (ending March) of $12.6 million. The results and statistical information of the Merced Group are not included in this Report.

Forward-Looking Statements - When used in this Report, the words “believes,” “expects,” “anticipates,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed under the heading “Risk Factors that Could Affect Operating Results” in Part II, Item 7 that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

Star Tribune

The Star Tribune, a morning newspaper serving Minneapolis-St. Paul and the surrounding metropolitan area, is the Company’s largest newspaper, contributing 33.1% of fiscal 2003 revenues compared to 33.6% of fiscal 2002 revenues. In fiscal 2003 the Star Tribune’s daily average paid circulation increased 0.3% to 379,234 and Sunday average paid circulation increased 0.3% to 675,512. As of December 28, 2003, approximately 74% of the daily and 74% of Sunday circulation was home delivered. The Star Tribune competes in the eastern portion of its market with the Pioneer Press, which operates in St. Paul, Minnesota, and whose circulation, according to the Audit Bureau of Circulations’ September 28, 2003 Publisher’s Statement, is 190,392 daily and 253,058 Sunday.

The Star Tribune’s advertising volumes for the fiscal years ended December 28, 2003 and December 29, 2002 are set forth in the following table:

	2003	2002
Full Run advertising linage in thousands of six-column inches	1,930	1904
Preprints distributed in millions	1,176	1,130

The Star Tribune’s fiscal 2003 net revenues increased 1.4% to $364,288,000 from fiscal 2002.

California Newspapers

The California newspapers include the three “Bee” newspapers along with the Clovis Independent, a weekly newspaper that circulates in Clovis, California, a community east of Fresno, and two Spanish-language, non-daily newspapers. The net revenues and circulation of these newspapers are summarized below:

	2003 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2003	2002
The Sacramento Bee	295,917	352,861	$239,828,000	$224,212,000
The Fresno Bee	162,530	193,006	$93,856,000	$89,505,000
The Modesto Bee	86,542	93,180	$58,513,000	$55,570,000
Non-daily newspapers	6,234	N/A	$2,077,000	$1,620,000

(1)	Based on fiscal year average paid circulation.

The California newspapers produced approximately 35.9% of total Company net revenues in fiscal 2003, compared to 34.7% in fiscal 2002. Fiscal 2003 net revenues at the California newspapers increased 6.3% from fiscal 2002.

The Sacramento Bee

The Sacramento Bee is a morning newspaper serving the California state capital and the surrounding region. In fiscal year 2003, The Sacramento Bee’s average paid circulation increased 0.6% daily and increased 1.3% Sunday. As of December 28, 2003, approximately 84% of the daily and 79% of Sunday circulation was home delivered.

The Sacramento Bee’s advertising volumes for the fiscal years ended December 28, 2003 and December 29, 2002 are set forth in the following table:

	2003	2002
Full Run advertising linage in thousands of six column inches	2,574	2,490
Preprints distributed in millions	705	607

The Sacramento Bee’s fiscal 2003 net revenues increased 7.0% from fiscal 2002 revenues.

The Fresno Bee

The Fresno Bee is a morning newspaper serving the Fresno, California metropolitan area. In 2003, The Fresno Bee’s fiscal year 2003 average paid circulation increased 0.6% daily and increased 0.8% Sunday. As of December 28, 2003, approximately 85% of The Fresno Bee’s daily and 84% of Sunday circulation was home delivered.

The Fresno Bee’s advertising volumes for the fiscal years ended December 28, 2003 and December 29, 2002 are set forth in the following table:

	2003	2002
Full Run advertising linage in thousands of six-column inches	1,318	1,286
Preprints distributed in millions	313	288

The Fresno Bee’s fiscal 2003 net revenues increased 4.9% from 2002.

The Modesto Bee

The Modesto Bee is a morning newspaper that serves the Modesto, California metropolitan area, located between Sacramento and Fresno. The Modesto Bee’s fiscal year 2003 average paid circulation increased 1.0% daily and 0.9% Sunday. As of December 28, 2003, approximately 83% of the daily and 84% of Sunday circulation was home delivered.

The Modesto Bee’s advertising volumes for the fiscal years ended December 28, 2003 and December 29, 2002, are set forth in the following table:

	2003	2002
Full Run advertising linage in thousands of six-column inches	1,327	1,314
Preprints distributed in millions	170	158

The Modesto Bee’s fiscal 2003 net revenues increased 5.3% from fiscal 2002.

Carolina Newspapers

The Carolina newspapers include The News & Observer, the second largest newspaper in North Carolina, and three daily newspapers in South Carolina. The Company also operates eight non-daily newspapers in North and South Carolina strategically located near its daily newspapers.

The net revenues and circulation of the Carolina newspapers are summarized below:

	2003 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2003	2002
The News & Observer (Raleigh)	170,118	210,091	$128,878,000	$130,073,000
The Herald (Rock Hill) (2)	31,854	33,534	$14,747,000	$14,683,000
The Island Packet (Hilton Head)	18,504	19,218	$15,902,000	$15,448,000
The Beaufort Gazette	11,872	11,159	$6,475,000	$6,466,000
Non-daily newspapers (3)	41,404	N/A	$10,694,000	$10,621,000

(1)	Based on fiscal year average paid circulation.

(2)	Four South Carolina non-daily newspapers’ revenues are consolidated with revenues of The Herald.

(3)	Represents all non-daily circulation, but only the North Carolina non-daily revenues. See note (2) above.

The Carolina newspapers produced 16.1% of total Company net revenues in fiscal 2003, compared to 16.6% in 2002. Net revenues of the Carolina newspapers declined 0.3% from fiscal 2002.

The News & Observer

The News & Observer, the Company’s third largest newspaper, is a morning daily serving North Carolina’s state capital, Raleigh, and the Research Triangle, which includes Raleigh, Durham and Chapel Hill, North Carolina.

The News & Observer’s average paid circulation in fiscal year 2003 increased approximately 0.4% daily and was flat on Sunday. As of December 28, 2003, approximately 81% of the daily and 76% of Sunday circulation was home delivered.

The News & Observer’s advertising volumes for the fiscal years ended December 28, 2003 and December 29, 2002 are set forth in the following table:

	2003	2002
Full Run advertising linage in thousands of six-column inches	1,935	2,078
Preprints distributed in millions	375	351

The News & Observer’s fiscal 2003 net revenues decreased 0.9% from fiscal 2002.

The Herald

The Herald is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is approximately 25 miles southwest of Charlotte, North Carolina. In 2003, The Herald’s fiscal year 2003 average paid circulation increased 0.5% daily and decreased 0.4% on Sunday.

The Herald’s main competitor is a zoned edition of the Charlotte Observer, whose circulation in The Herald’s primary circulation area is estimated to be approximately a third of The Herald’s circulation. As of December 28, 2003, approximately 78% of the daily and 77% of Sunday circulation of the Herald was home delivered.

Advertising volumes for the fiscal years ended December 28, 2003 and December 29, 2002 are set forth in the following table:

	2003	2002
Full Run advertising linage in thousands of six-column inches	782	815
Preprints distributed in millions	57	54

The Herald’s fiscal 2003 net revenues increased 0.4% from fiscal 2002.

The Island Packet and The Beaufort Gazette

The Island Packet and The Beaufort Gazette serve Beaufort County in southeastern South Carolina. The Island Packet serves Hilton Head Island and the town of Bluffton where tourism, retirement communities and services are the economic mainstays. The Beaufort Gazette serves the city of Beaufort and northern Beaufort County encompassing surrounding islands of Lady’s, St. Helena, Fripp and Parris. The management and many business functions of the two newspapers are combined to pursue regional strategies and operational synergies.

From fiscal year 2002 to fiscal year 2003, the average paid circulation increased 3.4% daily and 1.4% Sunday at The Island Packet, and decreased 1.8% daily and 2.1% Sunday at The Beaufort Gazette.

As of December 28, 2003, approximately 64% of the daily and 62% of Sunday circulation of The Island Packet was home delivered. Comparable amounts for The Beaufort Gazette were 58% daily and 63% Sunday.

Advertising volumes for the fiscal years ended December 28, 2003 and December 29, 2002 are set forth in the following table:

	2003	2002
The Island Packet:
Full Run advertising linage in thousands of six-column inches	934	908
Preprints distributed in millions	23	20
The Beaufort Gazette:
Full Run advertising linage in thousands of six-column inches	403	378
Preprints distributed in millions	17	17

The Island Packet’s fiscal year 2003 net revenues increased 2.9% over fiscal 2002, and The Beaufort Gazette’s net revenues increased 0.7%.

Carolina Non-daily Newspapers

The South Carolina non-daily newspapers include the Clover Herald, the Yorkville Enquirer, the Lake Wylie Magazine and the Fort Mill Times, and serve small communities generally surrounding Rock Hill, SC. Their combined paid average fiscal year 2003 non-daily circulation is 7,988.

The North Carolina non-dailies are newspapers that serve communities generally surrounding Raleigh. They are: Chapel Hill News, Cary News, Eastern Wake News, and Smithfield Herald. Their combined paid average fiscal year 2003 non-daily circulation is 33,416.

Northwest Newspapers

The Company publishes five newspapers in Washington State and the largest daily newspaper in Alaska. The net revenues and circulation of these newspapers are summarized below:

	2003 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2003	2002
The News Tribune	128,978	146,137	$79,306,000	$77,893,000
Anchorage Daily News	71,470	84,683	$55,708,000	$56,629,000
Tri-City Herald	41,571	45,305	$23,518,000	$22,376,000
Non-daily newspapers	13,336	N/A	$4,629,000	$4,355,000

(1)	Based on fiscal year average paid circulation.

The Company’s Northwest newspapers produced 14.8% of the Company’s total net revenues in fiscal 2003, compared to 15.1% in 2002. Net revenues in fiscal 2003 at the Northwest newspapers increased 1.2% versus fiscal 2002.

The News Tribune

The News Tribune, a morning newspaper, primarily serves the Tacoma, Washington, metropolitan area in Pierce and South King Counties. It is the third largest newspaper in Washington State. Tacoma is approximately 30 miles south of Seattle. The News Tribune competes in the northernmost fringes of its market with the major Seattle daily newspapers. In fiscal year 2003, the average paid circulation of The News Tribune increased 0.1% daily and 0.2% Sunday. As of December 28, 2003, approximately 83% of the daily and 84% of Sunday circulation was home delivered.

The News Tribune’s advertising volumes for the fiscal years ended December 28, 2003 and December 29, 2002 are set forth in the following table:

	2003	2002
Full Run advertising linage in thousands of six-column inches	1,363	1,426
Preprints distributed in millions	263	233

The News Tribune’s fiscal 2003 net revenues increased 1.8% from fiscal 2002.

Anchorage Daily News

The Anchorage Daily News, a morning newspaper, is Alaska’s largest newspaper. The Anchorage Daily News circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprising metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

The Daily News’ average paid daily and Sunday circulation each decreased 0.7% in fiscal year 2003. As of December 28, 2003, approximately 69% of the daily and 65% of Sunday circulation was home delivered.

Advertising volumes for the fiscal years ended December 28, 2003 and December 29, 2002, are set forth in the following table:

	2003	2002
Full Run advertising linage in thousands of six-column inches	918	973
Preprints distributed in millions	85	89

Anchorage Daily News’ fiscal 2003 net revenues decreased 1.6% from fiscal 2002.

Tri-City Herald

The Tri-City Herald is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. For fiscal year 2003, the Tri-City Herald’s average paid circulation increased 0.9% daily and Sunday. As of December 28, 2003 approximately 88% of the daily and 87% of Sunday circulation was home delivered.

The Tri-City Herald’s advertising volumes for the fiscal years ended December 28, 2003 and December 29, 2002 are set forth in the following table:

	2003	2002
Full Run advertising linage in thousands of six-column inches	787	763
Preprints distributed in millions	92	88

The Tri-City Herald’s fiscal 2003 net revenues increased 5.1% from fiscal 2002.

Northwestern Non-daily Newspapers

The Company’s other non-daily newspapers include the Peninsula Gateway in South Puget Sound and The Puyallup Herald, which circulates weekly in South Pierce County, near Tacoma.

Other Operations

The Company’s rapidly expanding Internet activities have produced robust local websites in each of its daily newspaper markets. These efforts are supported by Nando Media, the Company’s interactive media operation that provides newspapers with content, publishing tools and software development. Nando Media’s primary mission is to be a technology and content partner to the Company’s newspaper Internet sites. Nando Media also provides hosting and programming services to other newspapers, and generated net revenues of $972,000 in fiscal 2003.

Raw Materials

During fiscal 2003, the Company consumed approximately 241,700 metric tons of newsprint compared to 243,900 metric tons in fiscal 2002. The Company currently obtains its supply of newsprint from a number of suppliers primarily under long-term contracts.

Newsprint expense accounted for 13.9% of operating expenses in fiscal 2003 compared to 13.6% in fiscal 2002. Consequently, the Company’s earnings are sensitive to changes in newsprint prices. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated current needs. Significant increases in the price of newsprint would adversely affect the operating results of the Company to the extent that it was not offset by advertising and circulation volume and/or rate increases.

The Company, through a wholly-owned subsidiary, Newsprint Ventures, Inc., and four other publishers and a major newsprint manufacturer are partners in Ponderay Newsprint Company, a general partnership, which owns and operates a newsprint mill located sixty miles northeast of Spokane, Washington. The mill became operational in late 1989 and has a production capacity in excess of 260,000 metric tons annually. The publisher partners have committed to take a total of 126,000 metric tons of this anticipated production with the balance to be sold on the open market. The Company’s annual commitment is 28,400 metric tons. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ and the financial statements and accompanying notes for further discussion of the impact of this investment on the Company’s business.

Competition

The Company’s newspapers, direct marketing programs and Internet sites compete for advertising revenues and readers’ time with television, radio, the Internet, direct mail companies, free shoppers, suburban neighborhood and national newspapers and other publications, and billboard companies, among others. In some of its markets (primarily Minneapolis, Minnesota; Tacoma, Washington; and Rock Hill, South Carolina), the Company’s newspapers also compete with other newspapers published in nearby cities and towns. Competition for advertising is generally based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation is generally based upon the content, journalistic quality, service and the price of the newspaper. The Company’s major daily newspapers are ahead of their direct local newspaper competitors in both advertising linage and general circulation in their respective markets, and its Internet sites are leading local sites in each of the Company’s major daily newspaper markets, based upon various independent and Company research.

Employees – Labor

As of December 28, 2003, the Company had 9,093 full and part-time employees, of whom approximately 25% were represented by unions including 57% at the Star Tribune and 23% at The Sacramento Bee, the Company’s two largest newspapers. Most of the Company’s union-represented employees are currently working under labor agreements expiring in various years. Six of the Company’s 11 daily papers have no unions.

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

The corporate headquarters of the Company are located at 2100 “Q” Street, Sacramento, California. At December 28, 2003 the Company had newspaper production facilities in 11 markets situated in six states. These facilities vary in size and in total occupy about 3.2 million square feet. Approximately 800,000 of the total square footage is leased from others. The Company owns substantially all of its production equipment, although certain office equipment is leased.

The Company maintains its properties in good condition and believes that its current facilities are adequate to meet the present needs of its newspapers.

ITEM 3.	LEGAL PROCEEDINGS

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy, intellectual property infringement, and wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Historically, such claims and proceedings have not had a material adverse effect upon the Company’s consolidated results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol - MNI). A small amount of Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company’s Class B Stock is not publicly traded. The following table lists per share dividends paid on Common Stock and the prices of the Company’s Class A Common Stock as reported by these exchanges for fiscal 2003 and 2002:

	2003			2002
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$58.35	$51.39	$0.11	$61.10	$45.95	$0.10
2nd Quarter	$62.39	$52.70	$0.11	$65.55	$56.00	$0.10
3rd Quarter	$62.15	$55.58	$0.11	$64.20	$52.80	$0.10
4th Quarter	$70.14	$59.35	$0.11	$63.76	$54.60	$0.10

The Company’s Board of Directors approved a 10% increase in the dividend for the first quarter of fiscal 2004 to $0.12 per share per quarter. The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition and requirements, and other factors considered relevant by the Board.

The number of record holders of Class A and Class B Common Stock at February 25, 2004 was 1,482 and 24, respectively.

Equity Compensation Plan Information

Information regarding McClatchy’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, is set forth in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders, which information is incorporated into Item 12 herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(In thousands, except per share amounts)

	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999
REVENUES - NET:
Advertising	$910,628	$877,838	$871,375	$926,745	$875,299
Circulation	165,552	166,050	168,462	175,429	175,638
Other	23,211	26,072	28,302	28,915	27,775

Total	1,099,391	1,069,960	1,068,139	1,131,089	1,078,712
OPERATING EXPENSES:
Depreciation and amortization	70,139	73,189	109,029	109,169	106,598
Other operating expenses	780,311	752,966	787,092	789,698	748,265

	850,450	826,155	896,121	898,867	854,863
OPERATING INCOME	248,941	243,805	172,018	232,222	223,849
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(18,090)	(26,448)	(44,045)	(64,677)	(65,742)
Partnership income (loss)	368	(1,341)	527	(60)	(850)
Loss on Internet investments	(1,008)	(1,000)	(10,556)	—	—
Other - net	448	652	937	1,927	2,154

	(18,282)	(28,137)	(53,137)	(62,810)	(64,438)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	230,659	215,668	118,881	169,412	159,411
INCOME TAX PROVISION	86,462	85,119	61,944	81,407	77,355

INCOME FROM CONTINUING OPERATIONS	144,197	130,549	56,937	88,005	82,056
DISCONTINUED OPERATION:
Income from discontinued operation before income tax provision (including $10,224 gain on disposal in 2003)	10,076	1,217	1,821	1,608	850
Income tax provision	4,051	550	761	683	374

Income from discontinued operation	6,025	667	1,060	925	476

NET INCOME	$150,222	$131,216	$57,997	$88,930	$82,532

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$3.13	$2.86	$1.26	$1.95	$1.83
Income from discontinued operation	0.13	0.01	0.02	0.02	0.01

Net income per share	$3.26	$2.87	$1.28	$1.97	$1.84

Diluted:
Income from continuing operations	$3.10	$2.83	$1.25	$1.95	$1.82
Income from discontinued operation	0.13	0.01	0.02	0.02	0.01

Net income per share	$3.23	$2.84	$1.27	$1.97	$1.83

DIVIDENDS PER COMMON SHARE	$0.44	$0.40	$0.40	$0.40	$0.38

CONSOLIDATED BALANCE SHEET DATA:
Total Assets	$1,875,298	$1,981,561	$2,104,160	$2,165,658	$2,204,028
Long-term bank debt	204,923	471,615	594,714	778,102	878,166
Stockholders’ equity	1,216,017	1,057,329	998,165	958,851	879,666

On June 10, 2003, the Company sold the assets of The Newspaper Network, a national sales and marketing company. Prior year data has been reclassified for this discontinued operation. In fiscal 2002 the Company adopted SFAS No. 142 and No. 144 and in accordance with these statements, eliminated the amortization of goodwill and recorded a pre-tax charge of $1.6 million to write down the value of certain land. Amortization expense that would have been excluded had SFAS No. 142 been effective for fiscal years 2001, 2000 and 1999 was $34.7 million, $35.4 million and $34.6 million, respectively. Results in 2001 include pre-tax charges totaling $12.0 million to write down certain Internet investments and reserve for an environmental clean up. Results in fiscal 2000 include 53 weeks while all other years include 52 weeks. This summary should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During 2003, the Company published 24 newspapers in four regions of the country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). The Company’s newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company supplements its newspaper publishing with an array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its daily newspaper markets offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates Nando Media, an interactive media operation that provides newspapers with content, publishing tools and software development.

The Company’s primary source of revenue is advertising. While percentages vary from year to year, and from newspaper to newspaper, local retail advertising carried as a part of newspapers (“run-of-press” or “ROP” advertising) or in advertising inserts placed in newspapers (preprint advertising), contributes roughly 40% of advertising revenues at the Company’s newspapers. Recent trends have been for certain national or regional retailers to use greater preprint advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising, primarily in automotive, employment and real estate categories, contributes about 40% and national advertising (from national telecommunications, financial, automotive manufacturers and certain other industries) contributes about 10% of such advertising. Online advertising, direct marketing and other advertising make up the remainder of the Company’s advertising revenues. Circulation revenues generally contribute from 14% to 18% of the Company’s newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors and circulation revenues are recorded net of direct delivery costs.

See Results of Operations, which follow for a discussion of the Company’s revenue performance and contribution by categories in 2003, 2002 and 2001.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are revenue recognition, allowance for uncollectible accounts, amortization and/or impairment of intangibles, pension and post-retirement expenses, insurance reserves, incentive compensation, environmental reserves, the Company’s tax provision and depreciation of fixed assets. We believe the following critical accounting policies, in particular, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Allowance for Uncollectible Accounts - The Company maintains an allowance account for estimated losses resulting from the risk its customers will not make required payments. Generally, the Company uses the aging of accounts receivable to establish allowances for losses on accounts receivable. However, if the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, additional allowances are reserved.

Goodwill and Intangible Impairment - In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and intangible assets with indefinite lives for impairment. No material impairment loss was recorded in fiscal 2003, 2002 or 2001.

Pension and Post-retirement Benefits - The Company has significant pension and post-retirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including salary rate increases, discount rates and expected return on plan assets. The Company is required to consider current market conditions, including changes in interest rates, in establishing these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future because of changes resulting from fluctuations in the Company’s employee headcount and/or changes in the various assumptions.

The Company used a discount rate of 6.75%, assumed salary rate increases of 3.0% to 5.0% and an assumed long-term return on assets of 9.0% to calculate its retirement expenses in fiscal 2003. See note 5 to the consolidated financial statements for a more in-depth discussion of the Company’s policies in setting its key assumptions related to these obligations.

Tax Provision - The Company’s tax provision is based upon its estimated taxable income and includes assumptions and estimates it anticipates formalizing on its tax returns when subsequently prepared and are based upon existing tax laws. Deferred taxes are provided for temporary differences between assets and liabilities reported for financial accounting and income tax reporting purposes.

Self-Insurance - The Company is self-insured for workers’ compensation in California and Alaska, and for the majority of its group health insurance costs. The Company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate provision for self-insurance claims.

Recent Events and Trends

Recent Divestiture and Acquisition:

On June 10, 2003, the Company sold the assets of The Newspaper Network (TNN), a national sales and marketing company (fiscal 2002 revenues of $11.9 million). The Associated Press purchased TNN’s ad processing operations and, separately, Vertis, Inc. purchased TNN’s sales and marketing assets. Total consideration from the sales was $14.2 million including the assumption of liabilities. The Company has reclassified the assets and liabilities of TNN as held for sale in its Consolidated Balance Sheet as of December 29, 2002. The revenues and operating results of TNN are included in discontinued operations in the Company’s Consolidated Statement of Income in 2001, 2002 and 2003, as is the gain on its sale in 2003.

On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $40.5 million in cash from Pacific-Sierra Publishing, Inc. The Merced Sun-Star has five-day circulation of 17,400 and weekend circulation of 21,500, and the Merced Group had revenues in its fiscal 2003 (ending March) of $12.6 million. The results for the Merced Group are not reflected in the Company’s financial statements prior to January 7, 2004.

Operating Revenues:

While total advertising revenues grew 3.7% in fiscal 2003, classified advertising continued to decline, particularly in the employment category. Employment advertising, which reached $190.8 million in 2000, declined 41.6% to $111.4 million by the end of 2002. Employment advertising revenues declined an additional 12.0% to $98.0 million in fiscal 2003, but the rate of decline slowed from the second quarter of 2003 through the end of the year, with the fourth quarter declining 6.6% from fiscal 2002 fourth quarter. While print employment revenues have declined, the Company’s online revenues and particularly the employment category have experienced strong growth. When print and online employment advertising are combined, employment advertising declined only 7.2% for all of fiscal 2003. Also, the declines in employment advertising were offset by advertising revenue growth in other categories in 2003. Please see the revenue discussions below under Results of Operations.

Operating Costs:

Newsprint prices were higher than prior year levels beginning in the second quarter of 2003, resulting in higher newsprint expense for the year. An increase in newsprint prices was implemented in the fourth quarter of 2002 and was followed by three additional increases in 2003. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. The Company’s newsprint suppliers have announced a $50 per metric ton price increase for February 2004; however, at this time it is uncertain when the price increase will be effective or whether it will be in the amount indicated by the announcement. The eventual timing and amount of any further changes in newsprint pricing is dependent on global demand and supply for newsprint. The impact of newsprint price increases on the Company’s expenses is discussed under Results of Operations below.

The Company’s fringe benefit costs increased 9.5% over fiscal 2002 due primarily to higher retirement and medical costs, and are expected to continue to increase in fiscal 2004. In addition, historically low long-term interest rates caused the Company to use a 6.75% discount rate to calculate its pension and post-retirement expenses in fiscal 2003 compared to a 7.5% rate used in fiscal 2002. This is the primary factor in driving up retirement expenses. Continued low interest rates have resulted in the Company using a discount rate of 6.25% to value its year-end pension obligations and to calculate its 2004 pension expense. In addition, with an economic recovery anticipated by many analysts over the next several years, the Company believes it is prudent to increase its assumed rate of salary increase from 3.0% to 5.0% used in 2003 to 3.5% to 5.0% in 2004 for its pension plans. These factors will increase the Company’s pension expense in fiscal 2004 compared to 2003. See Note 5 to the Consolidated Financial Statements. The Company has contributed $60.0 million to its pension plans in fiscal 2004, and earnings on this contribution will partially offset these increases. Nonetheless, the Company expects its pension and post-retirement expense to increase between $6.0 million to $8.0 million in fiscal 2004. Medical costs also rose in 2003, and are expected to increase in fiscal 2004 between $5.0 million and $6.0 million.

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

The Company reported net income from continuing operations of $144.2 million, or $3.10 per share, compared to the fiscal year 2002 earnings from continuing operations of $130.5 million, or $2.83 per share. Total fiscal 2003 earnings from continuing operations included a pre-tax charge of $1.0 million to write down a certain Internet investment. Net income including the discontinued operation was $150.2 million in fiscal 2003, or $3.23 per share, compared to $131.2 million, or $2.84 per share, in fiscal 2002.

Revenues:

Revenues from continuing operations in fiscal year 2003 increased 2.8% to $1.1 billion with advertising revenues up 3.7% to $910.6 million and circulation revenues down 0.3% to $165.6 million.

The following table summarizes the Company’s revenue by category in 2003 (in thousands):

	2003	2002	% Change
Advertising Revenues:
Retail	$397,415	$382,467	3.9%
National	95,214	85,749	11.0%
Classified:
Automotive	119,014	120,933	-1.6%
Employment	98,028	111,359	-12.0%
Real Estate	89,110	77,374	15.2%
Other	36,796	38,149	-3.5%

Total Classified	342,948	347,815	-1.4%
Other	75,051	61,807	21.4%

Total Advertising	910,628	877,838	3.7%
Circulation	165,552	166,050	-0.3%
Other	23,211	26,072	-11.0%

Total Revenues	$1,099,391	$1,069,960	2.8%

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes fiscal 2003 revenues at its newspaper operations by region with year over year changes:

	Minnesota		California		Carolinas		Northwest
	Revenues	% Change	Revenues	% Change	Revenues	% Change	Revenues	% Change
Revenues
Advertising	$294,894	2.3%	$338,485	7.3%	$146,769	0.6%	$130,480	1.9%
Circulation	66,194	-0.9%	50,338	0.3%	24,126	-3.4%	24,894	3.3%
Other	3,200	-19.6%	5,451	6.0%	5,801	-10.2%	7,787	-14.2%

Total	$364,288	1.4%	$394,274	6.3%	$176,696	-0.3%	$163,161	1.2%

Retail advertising grew $14.9 million over fiscal 2002 due primarily to growth in preprinted advertising inserts placed into the newspapers, which was up $13.5 million or 9.3%. Much of this growth was from the Company’s three daily Bee newspapers in California ($8.2 million) and from the Star Tribune in Minneapolis ($5.4 million).

National advertising increased $9.5 million reflecting strong advertising from telecommunication companies at most newspapers, and banking and automotive advertising at The Sacramento Bee. In fact, $3.7 million of the increase in national advertising was at The Sacramento Bee, and the California newspapers as a group contributed $6.7 million of the increase.

Classified advertising declined $4.9 million, due primarily to a $13.3 million decline in employment advertising, offset somewhat by strong advertising growth of $11.7 million in classified real estate advertising. Automotive and other classified advertising declined $3.2 million with only the California newspapers showing growth in these areas. The decline in automotive is partially due to difficult comparisons to strong growth in this category in 2002.

Employment advertising was down at all newspapers as this industry-wide trend of lower employment advertising continued, especially at larger metropolitan newspapers. The Star Tribune in Minnesota and The Sacramento Bee recorded most of these declines by virtue of being the Company’s two largest newspapers. The News & Observer in Raleigh, NC, had significant losses of employment advertising over the last few years; however, it was one of the Company’s first newspapers to show an improving trend in the second half of fiscal 2003. Employment revenue declined $5.3 million at the Star Tribune, $3.6 million at The Sacramento Bee, and $464,000 at The News & Observer.

Real estate advertising was strong at all newspapers except for those in the Carolina region, where they declined nominally due to local market conditions. The increase in real estate advertising at the Company’s other newspapers reflects the national trend in this category.

Other advertising revenues increased $13.2 million and primarily consisted of direct marketing and Internet advertising revenues, two of the fastest growing revenue sources at the Company’s newspapers. Direct marketing revenues increased $4.4 million with much of the growth coming from the Company’s California newspapers ($3.2 million) where the three Bee newspapers have combined to offer direct mail programs to advertisers. Online advertising grew $8.7 million or 47.5% with strong growth at all newspapers, but with particularly strong growth at The Sacramento Bee (up $2.9 million) and the Star Tribune (up $2.2 million).

Circulation revenues declined nominally as increases at some newspapers were offset by declines at others. Each newspaper pursues its own mix of rate changes and promotional programs. The most significant declines in circulation revenues were at the Star Tribune, which reflected changes in the sales mix between single copy and home delivery and promotional programs, and at The Island Packet and The Beaufort Gazette, where reclassifications of certain delivery costs to a contra-revenue account decreased net circulation revenues.

Other revenues declined $2.9 million with much of the decline in the Northwest newspapers ($1.2 million) due to lower commercial printing revenues and at Nando Media ($437,000) due to the Company’s decision to discontinue the sale of news and information content to third parties.

Operating Expense:

Total operating expenses from continuing operations increased by 2.9% in fiscal 2003 due primarily to higher newsprint, retirement and medical costs. Compensation costs were up 3.1% reflecting salary increases and higher fringe benefit costs. Salaries increased 1.7% reflecting merit increases which were offset somewhat by a 1.2% decline in head count. However, fringe benefit costs rose by 9.5%, largely due to $7.0 million in additional retirement and medical costs. Newsprint and supplement expense was up 5.0% for fiscal 2003, with newsprint prices up 5.3% and consumption down 0.9%. Other operating expenses increased 3.9% due primarily to higher postage costs associated with the Company’s direct mail programs and to the write-off of certain software fixed assets. Depreciation and amortization costs declined $3.1 million, or 4.2%, primarily reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain assets.

Non-Operating (Expenses) Income – Net:

Interest expense was $18.1 million for the fiscal year 2003. This is a 31.6% decline from the fiscal year 2002 as the Company benefited from lower interest rates, the expiration of two interest rate swaps and debt repayment from free cash flow. The Company also recorded $368,000 as its share of Ponderay’s income for the fiscal year 2003 compared to $1.3 million of loss in the fiscal year 2002. The additional income from Ponderay primarily reflects the favorable impact of higher newsprint prices. The Company recorded losses on the writedown of an Internet investment of $1 million in fiscal 2003 as it determined that the carrying value of the investment was permanently impaired. Also, in fiscal 2002 the Company purchased a significant portion of the assets of an Internet company in which it had previously invested, and as a result of the asset purchase, the Company was required to write down its investment, recording a loss of $1 million.

Income Taxes:

The Company’s effective income tax rate was 37.5% for the fiscal year 2003 compared to 39.5% for fiscal year 2002. The lower effective tax rate in 2003 primarily relates to successful resolution of certain state tax positions the Company took in connection with past acquisitions.

FISCAL 2002 COMPARED TO FISCAL 2001

Net income in the fiscal year 2002 was $130.5 million, up 129.0%, or $2.83 per share compared to the fiscal year 2001 earnings from continuing operations of $56.9 million, or $1.25 per share. This increase largely reflects the adoption in fiscal 2002 of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which eliminated goodwill amortization. Fiscal 2002 earnings included a pre-tax charge of $1.6 million to write down the value of certain real property (as discussed below). The fiscal year 2001 earnings from continuing operations would have been $2.01 per share if SFAS No. 142 had been in place during that year. See the discussion under operating expenses and income tax provision below, and Note 2 to the Consolidated Financial Statements for an explanation of the impact of SFAS No. 142 on the Company’s year-to-date expenses and financial position.

Operating Revenues – Net:

Net revenues in the fiscal year 2002 remained virtually flat at $1.07 billion, with advertising revenues up 0.7% to $877.8 million, and circulation revenues down 1.4% to $166.1 million.

The following table summarizes the Company’s revenues by category in 2002 (in thousands):

	2002	2001	Change
Advertising Revenues:
Retail	$382,467	$376,548	1.6%
National	85,749	91,492	-6.3%
Classified:
Automotive	120,933	103,373	17.0%
Employment	111,359	136,908	-18.7%
Real Estate	77,374	67,346	14.9%
Other	38,149	35,325	8.0%

Total Classified	347,815	342,952	1.4%
Other	61,807	60,383	2.4%

Total Advertising	877,838	871,375	0.7%
Circulation	166,050	168,462	-1.4%
Other	26,072	28,302	-7.9%

Total Revenues	$1,069,960	$1,068,139	0.2%

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes fiscal 2002 revenues at its newspaper operations by region with year over year changes:

	Minnesota		California		Carolinas		Northwest
	Revenues	% Change	Revenues	% Change	Revenues	% Change	Revenues	% Change
Revenues
Advertising	$288,343	-1.9%	$315,585	2.9%	$145,842	-0.4%	$128,068	3.1%
Circulation	66,775	-1.2%	50,181	-2.8%	24,986	1.7%	24,108	-2.3%
Other	3,982	-8.7%	5,141	14.8%	6,463	-1.1%	9,077	-22.8%

Total	$359,100	-1.9%	$370,907	2.2%	$177,291	-0.1%	$161,253	0.4%

Retail advertising revenues increased $5.9 million from fiscal 2001 as growth in preprint advertising increased $12.3 million, but was partially offset by declines in ROP advertising of $6.3 million. This change reflects an industry-wide trend toward advertising in preprinted inserts in lieu of ROP advertising. Much of the retail growth came from The Sacramento Bee, up $2.9 million, and The News & Observer in Raleigh, NC, up $1.7 million. Both newspapers had new mall openings in their markets during 2002 with the attendant grand-opening advertising. Retail was generally weak at other newspapers as effects from the economic recession impacted advertisers.

National advertising was down $5.7 million in fiscal 2002 compared to 2001 and declined at virtually all of the Company’s newspapers as national advertisers had not yet seen recovery in their businesses from the economic recession that began in 2001, and therefore, kept advertising at lower levels.

Classified advertising increased $4.9 million; however, employment advertising was down $25.6 million, or 18.7%, from 2001 levels. The decline in employment advertising was primarily offset by strong advertising in automotive, up $17.6 million, and real estate, up $10.0 million.

Employment advertising was down significantly at the Company’s three largest newspapers: the Star Tribune, ($12.9 million), The Sacramento Bee ($4.5 million), and The News & Observer in Raleigh, NC ($4.1 million); but was generally down at all newspapers reflecting the industry-wide trend of recent years.

The gains in automotive were largely the result of “zero-percent financing” programs in 2002 at automotive dealers, while low interest rates fueled growth in real estate activity which was reflected in greater advertising in the Company’s newspapers.

Other advertising revenues increased $1.4 million, largely reflecting a $l.1 million decline in direct marketing revenues, offset by a $2.2 million increase in online advertising. The Star Tribune reorganized its direct marketing program to focus on more profitable projects, which improved profitability, but resulted in a $3.9 million revenue decline, while The Sacramento Bee expanded its direct mail programs, generating a revenue increase of $1.1 million. The increase in online advertising was generally spread throughout the Company’s newspapers, except at The News & Observer, where lower online employment advertising pulled down total online advertising revenues slightly.

Circulation revenues declined $2.4 million and were down at most newspapers (only the Carolinas newspapers showed increases in circulation revenues) due primarily to the reclassification of certain circulation bad debts to a contra-revenue account. This reclassification reflected uncollected revenues for newspapers distributed free to home-delivery subscribers in an effort to regain subscriptions after their initial expiration date (known as “grace” period deliveries). This reclassification had no effect on earnings as it reduced both revenues and expenses.

Other revenues declined $2.2 million, with most of the decline coming from The News Tribune in Tacoma, WA where management declined to continue commercial printing for a large customer. By declining to renew the printing contract, The News Tribune was able to forego significant capital expenditures for press equipment that would have been required but, in management’s view, offered no long-term strategic benefit to the newspaper.

Operating Expenses:

Total operating expenses from continuing operations decreased 7.8% to $826.2 million in fiscal 2002. Depreciation and amortization decreased $35.8 million in large part due to the adoption of SFAS No. 142, which eliminated the amortization of goodwill. Expenses excluding depreciation and amortization declined 4.3% despite an increase in compensation, which was up 2.4%, reflecting merit increases, incentive compensation increases and higher fringe benefit costs. Much of the decline in the expenses excluding depreciation and amortization was due to lower newsprint costs. Newsprint and supplements declined by 20.8% with newsprint prices down 18.9% and newsprint consumption down 3.0%. Other operating expenses were down 4.9%. Excluding a $1.6 million charge to write down certain real property, other operating expenses were down 5.7%, reflecting company-wide cost controls. The $1.6 million charge reflected the Company’s decision to retain certain real property it had previously held for sale, and accordingly, wrote down the property value to its historical carrying value in accordance with SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets.”

Non-Operating (Expenses) Income – Net:

Interest expense was $26.4 million for fiscal year 2002. This is a 40.0% decrease from fiscal year 2001 as the Company continued to benefit from lower interest rates and debt repayment from the Company’s cash flow. The Company also recorded $1.3 million as its share of Ponderay’s loss in the fiscal year 2002 compared to $527,000 of income in the fiscal year 2001. The Company recorded a loss on the writedown of an Internet investment of $1 million in fiscal 2002 after it purchased a significant portion of the assets of an Internet company in which it had previously invested, and applied purchase accounting to the fair market value of the assets at the time of purchase. In 2001, the Company recorded a loss of $10.6 million related to four Internet investments whose values were determined to be permanently impaired.

Income Taxes:

The Company’s effective income tax rate was 39.5% versus 52.1% in fiscal year 2001. This decrease results primarily from the Company’s adoption of SFAS No. 142 which eliminated the non-tax-deductible amortization of goodwill. See Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $3.4 million at December 28, 2003, versus $5.4 million at the end of fiscal 2002. The Company generated $183.9 million of cash from operating activities in fiscal 2003 and has generated an aggregate of $553.7 million over the last three years. The major non-operating uses of cash over the three-year period have been to repay debt, to purchase property, plant and equipment, make pension contributions and to pay dividends. In fiscal 2003, the Company repaid $149.0 million of bank debt and has repaid $432.0 million over the last three years. The Company paid $20.3 million in dividends in fiscal 2003, while proceeds from issuing Class A stock under employee stock plans totaled $10.2 million. See the Company’s Statement of Cash Flows on page 34.

In fiscal 2003, the Company made a voluntary contribution of $50.0 million to its defined benefit pension plans. In early fiscal 2004 it made additional voluntary contributions totaling $60.0 million in order to reduce the unfunded liability of its qualified pension plans, which totaled $14.0 million at December 28, 2003, and to help reduce pension expense with the earnings on the contributions. Given the anticipated increase in its pension obligations in 2004 resulting from pension expense, and depending on the return on pension assets and the interest rate environment, management considered the $60.0 million contribution to be prudent. The Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans in future years, but does not currently anticipate any additional contributions in fiscal 2004.

The Company expended a total of $34.1 million in fiscal 2003 for capital projects and equipment from continuing operations to improve productivity, keep pace with new technology and maintain existing operations. Capital expenditures over the last three years from continuing operations have totaled $101.7 million and planned expenditures in fiscal 2004 are estimated to be $48.0 million at existing facilities. The Company has purchase obligations through 2011 totaling $33.2 million primarily for capital expenditures – see the table of contractual obligations below.

See Notes 1 and 7 to the Consolidated Financial Statements and the table of contractual obligations and commitments below for a discussion of the Company’s commitments to Ponderay.

A syndicate of banks and financial institutions provided the bank debt financing for the 1998 acquisition of The Star Tribune Company under a Bank Credit Agreement (Credit Agreement). At December 28, 2003, the Company’s bank debt totaled $347.0 million and includes term loans consisting of Tranche A of $227.0 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $102.0 million bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200.0 million, of which $18.0 million was outstanding at December 28, 2003, bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at December 28, 2003, ranged from 1.8% to 2.7%.

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company’s ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

With the addition of a $1.0 million letter of credit on January 2, 2004, the Company currently has outstanding letters of credit totaling $7.0 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. The Company had $176.0 million of available credit under its current Credit Agreement at December 28, 2003. However, the Company drew down $122.0 million on its revolving credit line recently to make pension contributions, complete the Merced acquisition and to repay Tranche A debt, and has subsequently repaid a portion of this drawdown. Hence, its available credit at February 24, 2004 was $82.0 million.

The Company’s revolving line of credit and Tranche A debt both mature before the end of its first quarter of fiscal 2005. The Company expects that most of its cash generated from operations in the foreseeable future will be used to repay debt. Management believes that the Company’s operating cash flow and its access to credit facilities are adequate to meet its liquidity needs, including currently planned capital expenditures, pension contributions and future investments. In 2004 the Company expects to re-finance its existing debt facilities subject to market conditions being favorable. The Company has approximately $4.6 million of unamortized loan origination fees related to its current credit facilities (currently expensing $917,000 quarterly). The balance of these fees will be written off when the re-financing occurs.

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

The Company utilizes interest rate protection agreements (swaps) to help maintain the overall interest rate risk parameters set by management. None of these agreements were entered into for trading purposes. The swap instruments were entered into to match the significant terms of the underlying debt in an effort to provide highly effective hedges. The Company currently has one interest rate swap agreement designated as a cash flow hedge specifically designed to hedge interest rate fluctuations on $100.0 million of its variable rate bank debt through June 2004. The effect of this agreement is to fix the LIBOR interest rate exposure at approximately 3.8% on that portion of the Company’s term loans. Notwithstanding the debt refinancing discussed above, the Company expects to hold this swap through its maturity.

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 28, 2003 (in thousands):

	Payments Due By
	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Included in the Company’s balance sheet:
Long-term debt	$347,000	$142,077	$204,923
Pension obligations (a)	34,736	1,370	2,740	$2,740	$27,886
Post-retirement obligations	16,269	1,968	4,000	4,000	6,301
Other long-term obligations (b)	5,339	842	3,215	800	482
Interest rate swap (c)	1,304	1,304
Other obligations:
Purchase obligations (d)	33,212	22,340	9,641	471	760
Operating leases	20,098	5,784	8,786	4,033	1,495
Stand by letters of credit (e)	5,985				5,985
Guarantees (f)	13,255	13,255

Total	$477,198	$188,940	$233,305	$12,044	$42,909

The Company has no material capital lease obligations.

(a)	Includes both qualified plans ($14.0 million) and non-qualified plans ($20.7 million).

(b)	Primarily deferred compensation obligations.

(c)	Amount reflects the fair value should the swap be terminated; however, the Company does not currently intend to terminate its swap prior to its normal maturity date.

(d)	Primarily capital expenditures for property, plant and equipment.

(e)	In connection with the Company’s insurance program, letters of credit are required to support certain projected claims and obligations.

(f)	The Company guarantees 13.5% of the debt of Ponderay. The Company also has purchase commitments that are more fully described in Note 1 to the Consolidated Financial Statements.

RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward-Looking Information:

This annual report on Form 10-K contains forward-looking statements regarding the Company’s actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, use of derivative instruments, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; geo-political uncertainties including the risk of war, changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers or other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 13.9% of McClatchy’s operating expenses in fiscal 2003. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company’s earnings per share, please see the newsprint discussion above at “Recent Events and Trends.” If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers would be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 28, 2003, approximately a quarter of our full- and part-time employees were represented by unions including 57% at the Star Tribune and 23% at The Sacramento Bee, the Company’s two largest newspapers. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of its newspaper operations.

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

The Company has one interest rate swap agreement totaling $100.0 million designated as a cash flow hedge specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $100.0 million of its variable rate bank debt through June 2004. The effect of this agreement is to fix the London Interbank Offered Rate (LIBOR) interest rate exposure on these borrowings at approximately 3.8% on that portion of the Company’s term loans.

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would have a $0.01 per share increase or decrease in the Company’s annual results of operations. It would also impact the fair values of its market risk-sensitive financial instrument but would not materially affect the Company’s financial position taken as a whole.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted as not applicable under the rules of Regulation S-X.

INDEPENDENT AUDITORS’ REPORT

The McClatchy Company:

We have audited the accompanying consolidated balance sheets of The McClatchy Company and its subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The McClatchy Company and its subsidiaries at December 28, 2003 and December 29, 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Deloitte & Touche LLP

Sacramento, California

February 18, 2004

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for share amounts)

	Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
REVENUE - NET
Newspapers:
Advertising	$910,628	$877,838	$871,375
Circulation	165,552	166,050	168,462
Other	22,239	24,663	27,137

	1,098,419	1,068,551	1,066,974
Non-newspapers	972	1,409	1,165

	1,099,391	1,069,960	1,068,139
OPERATING EXPENSES
Compensation	445,901	432,448	422,391
Newsprint and supplements	137,384	130,841	165,252
Depreciation and amortization	70,139	73,189	109,029
Other operating expenses	197,026	189,677	199,449

	850,450	826,155	896,121
OPERATING INCOME	248,941	243,805	172,018
NON-OPERATING (EXPENSES) INCOME
Interest expense	(18,090)	(26,448)	(44,045)
Partnership income (loss)	368	(1,341)	527
Loss on Internet investments	(1,008)	(1,000)	(10,556)
Other - net	448	652	937

	(18,282)	(28,137)	(53,137)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	230,659	215,668	118,881
INCOME TAX PROVISION	86,462	85,119	61,944

INCOME FROM CONTINUING OPERATIONS	144,197	130,549	56,937
DISCONTINUED OPERATION
Income from discontinued operation before income tax provision (including $10,224 gain on disposal in 2003)	10,076	1,217	1,821
Income tax provision	4,051	550	761

Income from discontinued operation	6,025	667	1,060

NET INCOME	$150,222	$131,216	$57,997

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$3.13	$2.86	$1.26
Income from discontinued operation	$0.13	$0.01	$0.02
Net income per share	$3.26	$2.87	$1.28
Diluted:
Income from continuing operations	$3.10	$2.83	$1.25
Income from discontinued operation	$0.13	$0.01	$0.02
Net income per share	$3.23	$2.84	$1.27
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,127	45,795	45,468
Diluted	46,456	46,178	45,616

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 28, 2003	December 29, 2002
ASSETS
CURRENT ASSETS
Cash	$3,384	$5,357
Trade receivables (less allowances of $3,084 in 2003 and $4,872 in 2002)	129,066	125,037
Other receivables	3,859	1,201
Newsprint, ink and other inventories	15,518	14,611
Deferred income taxes	18,366	20,706
Prepaid income taxes	10,355	2,411
Assets held for sale	—	76,202
Other current assets	7,910	6,365

	188,458	251,890
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	230,502	226,868
Equipment	513,134	514,355

	743,636	741,223
Less accumulated depreciation	(440,110)	(423,334)

	303,526	317,889
Land	51,373	53,229
Construction in progress	15,429	19,299

	370,328	390,417
INTANGIBLE ASSETS:
Identifiable intangibles - net	81,921	105,020
Goodwill - net	1,218,047	1,218,047

	1,299,968	1,323,067
OTHER ASSETS	16,544	16,187

TOTAL ASSETS	$1,875,298	$1,981,561

See notes to consolidated financial statements.

	December 28, 2003	December 29, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of bank debt	$142,077	$24,385
Accounts payable	31,841	26,284
Accrued compensation	60,833	61,777
Unearned revenue	40,424	39,863
Carrier deposits	2,435	2,668
Liabilities relating to assets held for sale	—	79,361
Other accrued liabilities	19,044	17,412

	296,654	251,750
LONG-TERM BANK DEBT	204,923	471,615
OTHER LONG-TERM OBLIGATIONS	58,702	128,826
DEFERRED INCOME TAXES	99,002	72,041
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A - authorized 100,000,000 shares, issued 19,896,011 in 2003 and 19,471,307 in 2002	199	195
Class B - authorized 60,000,000 shares, issued 26,384,147 in 2003 and 26,544,147 in 2002	264	266
Additional paid-in capital	325,599	313,320
Retained earnings	956,003	826,086
Accumulated other comprehensive loss	(66,048)	(82,538)

	1,216,017	1,057,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,875,298	$1,981,561

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$144,197	$130,549	$56,937
Reconciliation to net cash provided:
Depreciation and amortization	70,139	73,189	109,029
Deferred income taxes	18,313	6,060	(11,683)
Partnership (income) losses	(368)	1,341	(527)
Contribution to pension plans	(50,000)	(10,000)	—
Loss on Internet investments	1,008	1,000	10,556
Changes in certain assets and liabilities - net	(4,015)	(7,090)	5,661
Other	4,593	1,631	3,103

Net cash provided by continuing operations	183,867	196,680	173,076
Income from discontinued operation	6,025	667	1,060
Reconciliation to net cash used:
Gain on sale of discontinued operation	(10,224)	—	—
Other - net	1,331	(31,742)	19,288

Net cash used by discontinued operation	(2,868)	(31,075)	20,348

Net cash provided by operating activities	180,999	165,605	193,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(34,149)	(31,566)	(35,972)
Proceeds from sale of discontinued operation	9,785	—	—
Other - net	500	158	217

Net cash used by investing activities	(23,864)	(31,408)	(35,755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(149,000)	(142,000)	(141,000)
Payment of cash dividends	(20,305)	(18,331)	(18,197)
Other - principally stock issuances	10,197	12,608	9,757

Net cash used by financing activities	(159,108)	(147,723)	(149,440)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,973)	(13,526)	8,229
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,357	18,883	10,654

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,384	$5,357	$18,883

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Par Value		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	Class A	Class B
BALANCES, DECEMBER 31, 2000	$180	$272	$284,998	$673,401		$958,851
Net income				57,997		57,997
Fair value of swaps January 1, 2001					$(377)
Change in fair value of swaps					(4,008)
Minimum pension liability					(7,327)

Other comprehensive loss					(11,712)	(11,712)

Total comprehensive income						46,285
Dividends paid ($.40 share)				(18,197)		(18,197)
Conversion of 551,308 Class B shares to Class A	5	(5)				—
Issuance of 348,687 Class A shares under stock plans	4		9,753			9,757
Tax benefit from stock plans			1,469			1,469

BALANCES, DECEMBER 30, 2001	189	267	296,220	713,201	(11,712)	998,165
Net income				131,216		131,216
Change in fair value of swaps					471
Minimum pension liability					(71,229)
Other					(68)

Other comprehensive loss					(70,826)	(70,826)

Total comprehensive income						60,390
Dividends paid ($.40 share)				(18,331)		(18,331)
Conversion of 104,500 Class B shares to Class A	1	(1)				—
Issuance of 422,241 Class A shares under stock plans	5		12,603			12,608
Tax benefit from stock plans			4,497			4,497

BALANCES, DECEMBER 29, 2002	195	266	313,320	826,086	(82,538)	1,057,329
Income from continuing operations				144,197		144,197
Income from discontinued operation				6,025		6,025
Change in fair value of swaps					3,132
Minimum pension liability					13,250
Other					108

Other comprehensive income					16,490	16,490

Total comprehensive income						166,712
Dividends paid ($.44 share)				(20,305)		(20,305)
Conversion of 160,000 Class B shares to Class A	2	(2)				—
Issuance of 264,704 Class A shares under stock plans	2		10,195			10,197
Tax benefit from stock plans			2,084			2,084

BALANCES, DECEMBER 28, 2003	$199	$264	$325,599	$956,003	$(66,048)	$1,216,017

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the “Company”) and its subsidiaries are engaged primarily in the publication of newspapers located in Minnesota, California, the Northwest (Washington and Alaska) and the Carolinas.

On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $40.5 million in cash. The Merced Group had revenues in its fiscal 2003 (ending March) of $12.6 million. The acquisition or results of the Merced Group are not included in the Company’s financial statements prior to January 7, 2004.

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

Discontinued operation – On June 10, 2003, the Company sold the assets of The Newspaper Network (TNN), a national sales and marketing company (fiscal 2002 revenues of $11.9 million). The Associated Press purchased TNN’s ad processing operations and, separately, Vertis, Inc. purchased TNN’s sales and marketing assets. Total consideration from the sales was $14.2 million including the assumption of liabilities. The Company has reclassified the assets and liabilities of TNN as held for sale in its Consolidated Balance Sheet as of December 29, 2002. The revenues and operating results of TNN are included in discontinued operations in the Consolidated Statement of Income in 2001, 2002 and 2003, as is the gain on its sale in 2003.

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

Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company (“Ponderay”), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company’s share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see Note 7) and is required to purchase 28,400 metric tons of annual production on a “take-if-tendered” basis at prevailing market prices until the debt is repaid. The Company satisfies this obligation by direct purchase (payments made in 2003: $14,381,000, 2002: $12,546,000 and 2001: $10,802,000) or reallocation to other buyers.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

•	10 to 60 years for buildings

•	9 to 25 years for presses

•	3 to 15 years for other equipment

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

Stock-based compensation – At December 28, 2003, the Company has six stock-based compensation plans, which are described more fully at Note 8. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” No material amounts of compensation have been recorded for these plans.

Had compensation costs for the Company’s stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2003	2002	2001
Net income:
As reported	$150,222	$131,216	$57,997
Deduct stock-based compensation under SFAS No. 123, net of taxes	(4,705)	(3,828)	(2,416)

Pro forma	$145,517	$127,388	$55,581

Earnings per common share:
As reported
Basic	$3.26	$2.87	$1.28
Diluted	$3.23	$2.84	$1.27
Pro forma
Basic	$3.15	$2.78	$1.22
Diluted	$3.13	$2.76	$1.22

Derivative instruments - The Company records its derivative instruments, primarily interest rate protection agreements (swaps), at fair value in its financial statements. See Notes 3 and 9.

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

The following table summarizes the activity in other comprehensive income (loss) (in thousands):

	Pre-Tax	Tax	Net Change
Year Ended December 28, 2003
Minimum pension liability	$22,083	$(8,833)	$13,250
Fair value of swaps	5,220	(2,088)	3,132
Other	180	(72)	108

	$27,483	$(10,993)	$16,490

Year Ended December 29, 2002
Minimum pension liability	$(118,715)	$47,486	$(71,229)
Fair value of swaps	1,197	(726)	471
Other	(113)	45	(68)

	$(117,631)	$46,805	$(70,826)

Year Ended December 30, 2001
Minimum pension liability	$(7,308)	$3,300	$(4,008)
Fair value of swaps	(629)	252	(377)

	$(7,937)	$3,552	$(4,385)

The following table summarizes the accumulated other comprehensive loss balances as of December 28, 2003 (in thousands):

	December 29, 2002	Current Period Change	December 28, 2003
Minimum pension liability adjustment	$(78,556)	$13,250	$(65,306)
Fair value of swaps	(3,914)	3,132	(782)
Other	(68)	108	40

Accumulated other comprehensive loss	$(82,538)	$16,490	$(66,048)

Segment reporting – The Company’s primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were 85,554 in 2003, 26,754 in 2002 and 33,390 in 2001.

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

No material impairment loss or other changes have occurred in the Company’s goodwill in fiscal 2003, 2002 or 2001.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective in its fiscal year beginning December 31, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of related income tax follows (in thousands):

	Twelve Months Ended
	December 28, 2003 (As reported)	December 29, 2002 (As reported)	December 30, 2001 (Pro forma)
Income from continuing operations before income tax provision	$230,659	$215,668	$118,881
Add: goodwill amortization	—	—	34,735

Adjusted income from continuing operations before tax	230,659	215,668	153,616
Income tax provision	86,462	85,119	61,944

Adjusted net income from continuing operations	$144,197	$130,549	$91,672

Adjusted basic earnings per share from continuing operations	$3.13	$2.86	$2.02

Adjusted diluted earnings per share from continuing operations	$3.10	$2.83	$2.01

Information regarding the Company’s identifiable intangible assets is as follows (in thousands):

	December 28, 2003
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	16 Years	$249,971	$181,346	$68,625
Other	8 Years	38,178	24,882	13,296

Identifiable intangible assets		$288,149	$206,228	$81,921

	December 29, 2002
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	16 Years	$249,966	$162,193	$87,773
Other	13 Years	38,804	21,557	17,247

Identifiable intangible assets		$288,770	$183,750	$105,020

Amortization expense for intangible assets was $19,508,000 for the fiscal year ended December 28, 2003. Estimated amortization expense related to intangible assets existing at December 28, 2003, for the five succeeding fiscal years, is as follows (in thousands):

Estimated Amortization Expense
2004	$17,846
2005	17,466
2006	7,151
2007	3,310
2008	3,301

NOTE 3.	LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

The Company’s Credit Agreement includes term loans consisting of Tranche A of $227.0 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $102.0 million bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200.0 million bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at December 28, 2003, ranged from 1.8% to 2.7%.

The terms of the Credit Agreement include certain operating and financial restrictions, such as limits on the Company’s ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty.

At December 28, 2003 the Company had outstanding letters of credit totaling $6.0 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

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

The Company has one interest rate swap agreement designated as a cash flow hedge specifically designed to hedge the variability in the expected cash flows that are attributable to interest rate fluctuations on $100.0 million of its variable rate bank debt through June 2004. The effect of these agreements is to fix the LIBOR interest rate exposure at approximately 3.8% on that portion of the Company’s term loans.

The swap instrument provides for payments of interest at the fixed rates and receipt of interest at variable rates, which are reset to three-month LIBOR rates quarterly. Net payments or receipts under such agreements are recorded as adjustments to interest expense. The swaps were entered into to match the significant terms of the underlying debt in an effort to provide highly effective hedges.

No gain or loss has been recorded in net income as a result of ineffectiveness of these hedges. Income, net of taxes, of $3,132,000 is recorded in comprehensive income related to these hedges—see the Company’s Consolidated Statement of Stockholders’ Equity. See Note 9 for a description of the fair value of the Company’s interest rate swap agreements.

At the end of fiscal 2003 and 2002, long-term debt consisted of (in thousands):

	December 28, 2003	December 29, 2002
Term loans	$329,000	$384,000
Revolving credit line	18,000	112,000

Total indebtedness	347,000	496,000
Less current portion	(142,077)	(24,385)

Long-term indebtedness	$204,923	$471,615

Long-term debt matures as follows (in thousands):

2005	$110,600
2006	23,032
2007	71,291
2008	—

$204,923

Other long-term obligations consist of (in thousands):

	December 28, 2003	December 29, 2002
Pension obligations	$33,366	$101,346
Post retirement benefits obligation	14,301	12,467
Deferred compensation and other	11,035	15,013

Total other long-term obligations	$58,702	$128,826

NOTE 4.	INCOME TAXES

Income tax provisions related to continuing operations consist of (in thousands):

	Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Current:
Federal	$59,563	$68,466	$60,329
State	8,585	10,594	13,298
Deferred:
Federal	13,988	4,504	(9,702)
State	4,326	1,555	(1,981)

Income tax provision	$86,462	$85,119	$61,944

The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.2%	4.2%	6.4%
Amortization of intangibles	0.1%	0.1%	10.6%
Other	0.2%	0.2%	0.1%

Effective tax rate	37.5%	39.5%	52.1%

See Note 2 for a discussion of the impact of SFAS No.142 on the amortization of non-deductible goodwill in 2002 and future years, which affect both the federal and state effective tax rates. The lower effective state tax rate in 2003 primarily relates to successful resolution of certain state tax matters in connection with past acquisitions.

The components of deferred tax liabilities (benefits) recorded in the Company’s Consolidated Balance Sheet on December 28, 2003 and December 29, 2002 are (in thousands):

	2003	2002
Depreciation and amortization	$82,372	$91,853
Partnership losses	3,692	4,327
State taxes	16,502	12,532
Deferred compensation - primarily retirement benefits	(19,940)	(52,679)
Mark-to-market of interest rate swaps	(521)	(2,609)
Other	(1,469)	(2,089)

Deferred tax liability (net of $18,366 in 2003 and $20,706 in 2002 reported as current assets)	$80,636	$51,335

NOTE 5.	EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans) which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide benefits. The Company made $60.0 million in voluntary contributions to its plans in early 2004 and does not anticipate any additional contributions in the remainder of fiscal 2004.

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

The elements of pension costs are as follows (in thousands):

	December 28, 2003	December 29, 2002	December 30, 2001
Cost of benefits earned during the year	$16,275	$13,808	$12,582
Interest on projected benefit obligation	30,214	28,983	28,051
Expected return on plan assets	(41,934)	(39,137)	(40,533)
Prior service cost amortization	632	739	940
Actuarial loss (gain)	747	37	(1,381)
Transition amount amortization	—	—	(547)

Net pension expense (income)	$5,934	$4,430	$(888)

The Company contributed $2,024,000 in 2003, $1,964,000 in 2002 and $1,999,000 in 2001 to multi-employer retirement plans.

The Company also provides or subsidizes certain retiree health care and life insurance benefits under two plans, one for employees of McClatchy Newspapers, Inc. and one for The Star Tribune Company’s employees. The elements of post-retirement expenses are as follows (in thousands):

	December 28, 2003	December 29, 2002	December 30, 2001
Service cost	$1,227	$622	$442
Interest cost	1,611	1,052	982
Prior service cost amortization	(113)	—	—
Actuarial loss (gain)	753	(47)	(775)

Net post-retirement benefit expense	$3,478	$1,627	$649

A reconciliation of the plans’ benefit obligations, fair value of assets, funded status and amounts recognized in the Company’s Consolidated Balance Sheet at December 28, 2003 and December 29, 2002 are as follows (in thousands):

	Retirement Plans		Post-retirement Plans
	2003	2002	2003	2002
Change in projected benefit obligations:
Beginning of year	$461,808	$400,334	$15,799	$12,534
Service cost	16,275	13,808	1,227	622
Interest costs	30,214	28,983	1,611	1,052
Plan amendments	485	790		—
Actuarial loss	40,389	40,213	9,081	3,455
Participant contributions	—	—	—	—
Benefits paid	(21,206)	(22,320)	(1,562)	(1,864)

End of year	527,965	461,808	26,156	15,799

Change in fair market value of assets:
Beginning of year	314,912	361,713	—	—
Return on assets	86,308	(35,829)	—	—
Contributions	51,290	11,348	1,562	1,864
Benefit payments	(21,206)	(22,320)	(1,562)	(1,864)

End of year	431,304	314,912	—	—

Funded status	(96,661)	(146,896)	(26,156)	(15,799)
Unrecognized net loss	170,758	175,490	10,321	1,993
Prior service costs	5,129	5,276	(432)	(545)

Prepaid (accrued) cost	$79,226	$33,870	$(16,267)	$(14,351)

Amounts recognized:
Prepaid benefit cost	$97,579	$51,122	—	—
Accrued benefit liability	(18,353)	(17,252)	$(16,267)	$(14,351)
Additional liability	(113,534)	(136,070)	—	—
Intangible asset	4,684	5,143	—	—
Accumulated other comprehensive income	108,850	130,927	—	—

Net amount recognized	$79,226	$33,870	$(16,267)	$(14,351)

The assets of the plans are commingled in a Master Trust and, as of December 28, 2003 and December 29, 2002, the measurement dates for the plans, assets and related target allocations are as follows (dollars in thousands):

	Target Allocation	December 28, 2003	December 29, 2002
Equity Securities	69%	$310,993	$203,755
Debt Securities	28%	105,815	98,522
Real Estate Securities	3%	14,496	12,359
Cash equivalents	—	—	276

	100%	$431,304	$314,912

The Company’s investment policies are designed to maximize plans returns within reasonable and prudent levels of risk, with an investment horizon of greater than ten years so that interim investment returns and fluctuations are viewed with appropriate perspective. The policy also aims to maintain sufficient liquid returns to provide for the payment of retirement benefits and plan expenses, hence, small portions of the equity and debt investments are held in marketable mutual funds.

The Company’s policy seeks to provide an appropriate level of diversification of assets, as reflected in its target allocations, as well as limits placed on concentrations of equities in specific sectors or industries. It uses a mix of active managers and passive index funds. The Company’s expected return on long-term assets was determined through consultation with the Company’s actuaries and investment consultants by using projected returns for each asset class, factoring in both passive and active management of funds where appropriate, and developing a weighted average return based upon its target asset allocations as discussed above. This return was also compared to 30 and 50-year market returns and the plans’ actual ten-year returns to gain additional assurance of reasonableness.

The Company’s discount rate was determined by a review of long-term, non-callable, high quality bonds, as well as, consultation with the Company’s actuaries. This rate was further substantiated by a cash flow analysis of the pension plans and a simulated bond portfolio to fund such cash flows, and comparison of the yield on this portfolio to existing indices of long-term high quality bonds. Finally, the rate was compared to discount rates expected to be used by peer companies in the industry, to the extent known, to gain additional assurance of its reasonableness.

With an economic recovery anticipated by many analysts over the next several years, the Company believes it is prudent to increase its assumed rate of salary increase from the range of 3.0% to 5.0% used in 2003 to 3.5% to 5.0% in 2004 for purposes of calculating its pension expense.

Weighted average assumptions used for valuing benefit obligations were:

	2003	2002
Retirement and Post-retirement Plans:
Discount rate in determining benefit obligation	6.25%	6.75%
Retirement Plans:
Rates of salary increase	3.5%-5.0%	3.0%-5.0%

Weighted average assumptions for pension and post-retirement expense were:

	2003	2002
Discount rate	6.75%	7.50%
Expected long-term return on assets	9.0%	9.0%
Rates of salary increase	3.0-5.0%	3.0%-5.0%

The following table summarizes data for pension plans with accumulated benefit obligations in excess of plan assets, (in thousands):

	December 28, 2003	December 29, 2002
Projected benefit obligation	$527,965	$461,808
Accumulated benefit obligation	465,413	416,359
Fair value of plan assets	431,304	314,912

For the McClatchy Newspapers, Inc. post-retirement plan (benefit obligation of $4.7 million, expense of $340,000), the medical care cost trend rates are estimated to remain at 5.8% for the year 2004. A 1.0% change in the assumed health care cost trend rate would have changed the benefit obligation and the annual service cost only nominally. For the Star Tribune post-retirement plan, the medical cost trend rates are expected to decline from 10.0% in 2004 to 5.0% by the year 2009. For the Star Tribune’s plan (benefit obligation of $11.6 million and expense of $3.1 million), a 1.0% increase in the assumed health care cost trend rate would increase the benefit obligation and expense by $2.1 million and $288,000, respectively. A 1.0% decrease in the assumed health care cost trend rate would decrease the benefit obligation and expense by $1.8 million and $251,000, respectively.

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. The Company’s mandatory matching contributions to the 401(k) plans were $6,724,000 in 2003, $6,768,000 in 2002 and $6,494,000 in 2001.

NOTE 6.	CASH FLOW INFORMATION

Cash paid during the years ended December 28, 2003, December 29, 2002 and

December 30, 2001 for interest and income taxes were (in thousands):

	2003	2002	2001
Interest paid (net of amount capitalized)	$15,113	$26,384	$45,401
Income taxes paid (net of refunds)	$78,059	$88,082	$68,545

Cash provided or used by continuing operations was affected by changes in certain assets and liabilities were as follows (in thousands):

	December 28, 2003	December 29, 2002	December 30, 2001
Increase (decrease) in assets:
Trade receivables	$4,029	$3,729	$(3,994)
Inventories	907	494	(2,228)
Other assets	11,316	(80,479)	10,736

Total	16,252	(76,256)	4,514

Increase (decrease) in liabilities:
Accounts payable	5,557	(1,293)	2,262
Accrued compensation	6,687	(74,460)	2,242
Income taxes	(4,051)	(10,558)	4,375
Other liabilities	4,044	2,965	1,296

Total	12,237	(83,346)	10,175

Net cash increase (decrease) from changes in certain assets and liabilities	$(4,015)	$(7,090)	$5,661

The significant reduction in Other Assets and Accrued Compensation in 2002 is the result of two separate events:

At December 31, 2001, the Company had $78.2 million of prepaid pension assets related to three qualified pension plans (included in other assets in our Consolidated Balance Sheet) and separately had $34.8 million of liabilities related to a fourth qualified pension plan. During 2002 the Company merged two of its qualified pension plans. The Company had recorded a $63.4 million prepaid asset related to one plan and had an accrued liability related to the other. Given that these plans became one legal entity, the Company reduced its prepaid assets and liabilities to record a net pension prepaid asset of $33.5 million for the merged plan.

Other pension assets were reduced to zero at year-end 2002 when the Company recorded its additional minimum liability in accordance with SFAS No. 87. As noted in the Company’s reconciliation of its funded status to the amounts recorded in its Consolidated Balance Sheet (Note 5), the Company had net prepaid pension assets totaling $33.9 million prior to recording its unfunded accumulated benefit obligations at the end of 2002. Accordingly, when the Company recorded an additional minimum liability of $136.1 million it netted its prepaid pension assets against this minimum pension liability, resulting in a net unfunded accumulated benefit obligation of $102.2 million at December 29, 2002.

NOTE 7.	COMMITMENTS AND CONTINGENCIES

As of December 28, 2003, the Company was a guarantor of $13.3 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company’s pro rata portion of Ponderay debt, which is guaranteed by the general partners. The partnership was formed in 1985 and began operations in 1989. The debt is secured by the assets of Ponderay and is payable by Ponderay on April 12, 2006.

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2011, totaling $33.2 million.

The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through March 2010. Total rental expense amounted to $6,122,885 in 2003, $6,592,000 in 2002 and $6,428,000 in 2001.

Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):

2004	$5,784
2005	4,881
2006	3,905
2007	2,619
2008	1,414
Thereafter	1,495

Total	$20,098

There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. From time to time the Company is involved as a party in various governmental proceedings, including environmental matters. Management believes, after reviewing such actions with counsel that the outcome of pending actions will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

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

The holders of shares of Class B Common Stock are parties to an agreement, the intent of which is to preserve control of the Company by the McClatchy family. Under the terms of the agreement, the Class B shareholders have agreed to restrict the transfer of any shares of Class B Common Stock to one or more “Permitted Transferees,” subject to certain exceptions. A “Permitted Transferee” is any current holder of shares of Class B Common Stock of the Company; any lineal descendant of Charles K. McClatchy; or a trust for the exclusive benefit of, or in which all of the remainder beneficial interests are owned by, one or more lineal descendants of Charles K. McClatchy

In the event that a Class B shareholder attempts to transfer any shares of Class B Common Stock in violation of the agreement, or upon the happening of certain other events enumerated in the agreement as “Option Events,” each of the remaining Class B shareholders has an option to purchase a percentage of the total number of shares of Class B Common Stock proposed to be transferred equal to such remaining Class B shareholder’s ownership percentage of the total number of outstanding shares of Class B Common Stock. If all the shares proposed to be transferred are not purchased by the remaining Class B shareholders, the Company has the option of purchasing the remaining shares. In general, any shares not purchased under this procedure will be converted into shares of Class A Common Stock and then transferred freely (unless, following conversion, the outstanding shares of Class B Common Stock would constitute less than 25% of the total number of all outstanding shares of common stock of the

Company). The agreement can be terminated by the vote of the holders of 80% of the outstanding shares of Class B common Stock who are subject to the agreement. The agreement will terminate on September 17, 2047, unless terminated earlier in accordance with its terms.

At December 28, 2003, the Company has six stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No significant amounts of compensation costs have been recognized for its stock option plans and its stock purchase plan.

The Company’s Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of “fair market value” (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 28, 2003, a total of 1,274,383 shares of Class A common stock have been issued under the Purchase Plan.

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

The Company’s two amended and restated stock option plans for outside directors (the 1990 Stock Option Plan and the 2001 Director Plan, together the “Directors’ Plans”) provide for the issuance of up to 687,500 shares of Class A stock. Under these plans each non-employee director is granted, at the conclusion of each regular annual meeting of stockholders, an option to purchase shares of Class A common stock at fair market value on the date of the grant. In 2003, each such director was granted an option to purchase 3,000 shares of Class A common stock.

Terms of the Directors’ Plans are similar to the terms of the Employee Plans.

Outstanding options are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding December 31, 2000	1,843,082	$33.14
Granted	574,500	$45.38
Exercised	(250,027)	$25.31
Forfeited	(111,500)	$38.38

Outstanding December 30, 2001	2,056,055	$37.23
Granted	588,000	$57.46
Exercised	(356,325)	$27.14
Forfeited	(37,250)	$39.78

Outstanding December 29, 2002	2,250,480	$44.07
Granted	589,500	$66.62
Exercised	(203,305)	$35.96
Forfeited	(50,625)	$42.49

Outstanding December 28, 2003	2,586,050	$49.88

Options exercisable:
December 30, 2001	612,055
December 29, 2002	592,105
December 28, 2003	785,175

The following tables summarize information about stock options outstanding in the stock plans at December 28, 2003:

Range of Exercise Prices	Options Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$17.80 - $40.38	905,050	5.86	$36.62	635,800	$35.19
$40.88 - $57.20	1,058,000	8.42	$51.49	136,625	$45.51
$59.58 - $68.25	623,000	9.80	$66.41	12,750	$60.70

Pro forma compensation costs are calculated for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following weighted average assumptions:

	2003	2002	2001
Dividend yield	.65	0.70	1.15
Expected life	5.23	5.34	5.40
Volatility	.1599	.2325	.2691
Risk-free interest rate	3.07	3.29	4.40
Weighted average fair value of options granted	$13.05	$14.80	$13.27

See Note 1 for a description of the effect of the pro forma compensation expense derived using the fair value method on the Company’s results.

NOTE 9.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE DISCLOSURES

The following estimates were developed using available market data for instruments held as of December 28, 2003 and December 29, 2002 (in thousands):

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$3,384	$3,384	$5,357	$5,357
Trade receivables	129,066	129,066	125,037	125,037
Accounts payable	(31,841)	(31,841)	(26,284)	(26,284)
Long-term debt	(204,923)	(204,923)	(471,615)	(471,615)
Interest rate swap agreements	(1,304)	(1,304)	(6,524)	(6,524)

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

The Company’s interest rate swap agreement (see Note 3) is designated as a cash flow hedge and is specifically designed to hedge the variability in the expected cash flows that is attributable to interest rate fluctuations of its variable rate bank debt on $100.0 million through June 2004. The swap was entered into to match the significant terms of the debt in an effort to provide highly effective hedges.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Net Revenues from continuing operations	$257,881	$276,370	$272,100	$293,040
Operating income	47,261	66,095	61,266	74,319
Net income	25,310	43,448	35,838	45,626
Net income per common share	0.55	0.94	0.77	0.98

2002
Net Revenues from continuing operations	$249,650	$271,462	$264,172	$284,676
Operating income	47,432	67,339	59,610	69,424
Net income	23,296	36,225	32,649	39,046
Net income per common share	0.51	0.78	0.71	0.84

In June 2003 the Company sold the assets of The Newspaper Network, Inc., a discontinued operation, and recorded a gain equal to 13 cents per share. All revenues and operating income have been reclassified to reflect only those from continuing operations. This reclassification had no material impact on the amounts of revenues and operating income in 2002, nor was the results of the discontinued operation material to any quarterly results other than the second quarter of 2003.

In fiscal 2002 the Company adopted SFAS No. 142, eliminating the amortization of goodwill. Also in the fourth quarter of fiscal 2002, the Company recorded a charge to write down the value of certain real property, which reduced earnings by two cents per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a—15(e) or 15d—15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that time.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our last fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions “Nominees for Class A Directors,” “Nominees for Class B Directors” and “Other Executive Officers” under the heading “Election of Directors” in the definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

In addition, the names of each member of the Company’s standing Audit Committee contained under the caption “Audit Committee” under the heading “Corporate Governance and Board Matters” in the Proxy Statement are incorporated herein by reference.

Audit Committee Financial Experts - The Board of Directors of McClatchy has determined that S. Donley Ritchey, Chair of the Audit Committee, and Leroy Barnes, Audit Committee member, are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Codes of Conduct - The Board of Directors of McClatchy has adopted a Code of Ethics for Senior Officers for the Company’s senior financial and accounting officers and the CEO. In addition, the Board has adopted a Code of Business Conduct and Ethics for all officers, directors and employees. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Officers are available on the Company’s website at www.mcclatchy.com and are also available in print to any shareholder requesting copies. The Company will disclose on its website when there have been any waivers of, or amendments to, the Code of Ethics for Senior Officers.

Corporate Government Guidelines - The Board of Directors of McClatchy has adopted Corporate Governance Guidelines which are available on the Company’s website at www.mcclatchy.com. The Guidelines are also available in print to any shareholder requesting a copy.

Policy Regarding Director Recommendations by Security Holders - Information contained under the caption “Consideration of Director Nominees” under the heading “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.

Section 16(a) Beneficial Ownership - Information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the headings “Directors Compensation,” “Executive Compensation,” “Stock Option Awards,” “Stock Option Exercises and Holdings,” “Long-Term Incentive Awards,” “Pension Plans” and “Employment Agreements and Changes-in-Control Agreement” under the “Compensation” section in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “Principal Shareholders” and under the sub-heading “Securities Authorized for Issuance Under Equity Compensation Plans” of the section entitled “Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the headings “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the headings “Fees Billed to McClatchy by Deloitte & Touche LLP” and “Audit Committee Pre-Approval Policy” under the section entitled “Ratification of Deloitte & Touche LLP as McClatchy’s Independent Auditors” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	(1)&(2)	Financial Statements and Financial Statement Schedules filed as a part of this Report are listed in the Index to Financial Statements and Financial Statement Schedules on page 29 hereof.

	(3)	Exhibits filed as part of this Report are listed in the Exhibit Index beginning on Page 63 hereof.

b)	Reports on Form 8-K – Current Report on Form 8-K furnished on October 22, 2003 attaching the Company’s third quarter earnings release titled “McClatchy Reports Third Quarter 2003 Earnings and Provides Fourth Quarter Outlook.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McClatchy Company

By:	/s/ GARY B. PRUITT

Gary B. Pruitt, Chairman, President and Chief Executive Officer
Date:	February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ GARY B. PRUITT

Gary B. Pruitt, Chairman of the Board, President, Chief Executive Officer and Director
Date:	February 27, 2004

Principal Financial Officer:

By:	/s/ PATRICK J. TALAMANTES

Patrick J. Talamantes, Vice President, Finance and Chief Financial Officer
Date:	February 27, 2004

Principal Accounting Officer:

By:	/s/ ROBERT W. BERGER

Robert W. Berger, Controller and Assistant Treasurer
Date:	February 27, 2004

Directors:

By:	/s/ ELIZABETH BALLANTINE

Elizabeth Ballantine, Director
Date:	February 27, 2004

Directors (continued):

By:	/s/ LEROY T. BARNES

Leroy T. Barnes, Director
Date:	February 27, 2004

By:	/s/ WILLIAM K. COBLENTZ

William K. Coblentz, Director
Date:	February 27, 2004

By:	/s/ MOLLY MALONEY EVANGELISTI

Molly Maloney Evangelisti, Director
Date:	February 27, 2004

By:

R. Larry Jinks, Director
Date:	February 27, 2004

By:	/s/ JOAN F. LANE

Joan F. Lane, Director
Date:	February 27, 2004

By:	/s/ JAMES B. MCCLATCHY

James B. McClatchy, Publisher and Director
Date:	February 27, 2004

By:	/s/ KEVIN MCCLATCHY

Kevin McClatchy, Director
Date:	February 27, 2004

By:	/s/ WILLIAM ELLERY MCCLATCHY

William Ellery McClatchy, Director
Date:	February 27, 2004

By:	/s/ THEODORE REED MITCHELL

Theodore Reed Mitchell, Director
Date:	February 27, 2004

Directors (continued):

By:	/s/ S. DONLEY RITCHEY, JR.

S. Donley Ritchey, Jr., Director
Date:	February 27, 2004

By:	/s/ FREDERICK R. RUIZ

Frederick R. Ruiz, Director
Date:	February 27, 2004

By:	/s/ MAGGIE WILDEROTTER

Maggie Wilderotter, Director
Date:	February 27, 2004

SCHEDULE II

THE McCLATCHY COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 28, 2003

(in thousands)

		Additions		Deductions for purposes for which Accounts were set up
	Balance Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts		Balance at End of Period
Year Ended December 30, 2001:
Deduct from assets to which they apply
Uncollectible accounts	$(4,068)	$(7,898)	—	$5,501	$(5,059)

Year Ended December 29, 2002:
Deduct from assets to which they apply
Uncollectible accounts	$(5,059)	$(8,370)	—	$8,557	$(4,872)

Year Ended December 28, 2003:
Deduct from assets to which they apply
Uncollectible accounts	$(4,872)	$(6,737)	—	$8,525	$(3,084)

(1)	Amounts written off net of bad debt recoveries.

TABLE OF EXHIBITS

Exhibit		Description
3.1	*	The Company’s Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company’s 1997 Form 10-K.

3.2	*	The Company’s By-laws as amended on December 4, 2002 included as Exhibit 3.2 to the Company’s 2002 Form 10-K.

10.1	*	Credit Agreement dated March 10, 1998 between The McClatchy Company (formerly MNI Newco, Inc.), the lenders party thereto, Salomon Brothers, Inc., as Arranger and Syndication Agent and Bank of America National Trust and Savings Association as Swingline Lender, Administrative Agent and Collateral Agent, included as Exhibit 10.2 in the Company’s 1997 Form 10-K.

10.2	*	Ponderay Newsprint Company Partnership Agreement dated as of September 12, 1985 between Lake Superior Forest Products, Inc., Central Newsprint Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper Company included in Exhibit 10.10 to McClatchy Newspapers, Inc. Registration Statement No. 33-17270 on Form S-1.

**10.3	*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 31, 2000.

**10.4	*	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002 included as Exhibit 10.4 to the Company’s 2001 Form 10-K.

**10.5	*	Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.

**10.6	*	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company’s Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.7	*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s 2002 Report on Form 10-K.

**10.8	*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.

**10.9	*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Form 10-K.

**10.10		Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003.

**10.11	*	The Company’s Long-Term Incentive Plan dated January 1, 1998 included as Exhibit 10.2 to the Company’s Report on Form 10-Q for the Quarter Ending on June 30, 1998.

**10.12	*	The Company’s Amended and Restated Chief Executive Bonus Plan, dated March 19, 2003 included as Exhibit 10.12 to the Company’s Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.13	*	The Company’s Amended and Restated 2001 Director Stock Option Plan included as Exhibit 10.13 to the Company’s 2002 Report on Form 10-K.

21	*	Subsidiaries of the Company

23		Consent of Deloitte & Touche LLP

31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

**	Compensation plans or arrangements for the Company’s executive officers and directors