Form 10-Q
period 2004-03-28
MCCLATCHY CO
filed 2004-04-30
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 28, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824
The McClatchy Company
(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

916-321-1846
Registrant's telephone number, including area code

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes      [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes      [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 29, 2004:

Class A Common Stock	20,065,365
Class B Common Stock	26,294,147

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except per share amounts)

	March 28, 2004	December 28, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 2,921	$ 3,384
Trade receivables (less allowance of $2,424
in 2004 and $3,084 in 2003)	116,703	129,066
Other receivables	3,579	3,859
Newsprint, ink and other inventories	17,547	15,518
Deferred income taxes	18,637	18,366
Prepaid income taxes	1,466	10,355
Other current assets	11,076	7,910
	171,929	188,458
PROPERTY, PLANT AND EQUIPMENT:
Buildings and improvements	231,609	230,502
Equipment	515,376	513,134
	746,985	743,636

Less accumulated depreciation	(450,337)	(440,110)
	296,648	303,526
Land	53,285	51,373
Construction in Progress	26,217	15,429
	376,150	370,328

INTANGIBLE ASSETS:
Identifiable intangibles - net	82,621	81,921
Goodwill - net	1,249,224	1,218,047
	1,331,845	1,299,968

PREPAID PENSION AND OTHER ASSETS	59,891	16,544

TOTAL ASSETS	$ 1,939,815	$ 1,875,298

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

	March 28, 2004	December 28, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of bank debt	$ 254,169	$ 142,077
Accounts payable	27,579	31,841
Accrued compensation	54,232	60,833
Income taxes	4,164	-
Unearned revenue	42,779	40,424
Carrier deposits	1,963	2,435
Other accrued liabilities	20,463	19,044
	405,349	296,654

LONG-TERM BANK DEBT	144,462	204,923

OTHER LONG-TERM OBLIGATIONS	42,932	58,702

DEFERRED INCOME TAXES	104,838	99,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 100,000,000 shares,
issued 20,014,945 in 2004 and 19,896,011 in 2003	200	199
Class B - authorized 60,000,000 shares,
issued 26,314,147 in 2004 and 26,384,147 in 2003	263	264
Additional paid-in capital	328,091	325,599
Retained earnings	979,373	956,003
Accumulated other comprehensive loss	(65,693)	(66,048)
	1,242,234	1,216,017

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,939,815	$ 1,875,298

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except for per share amounts)

	Three Months Ended
	March 28,	March 30,
	2004	2003
REVENUES - NET
Advertising	$ 224,658	$ 210,422
Circulation	41,546	41,660
Other	6,079	5,799
	272,283	257,881
OPERATING EXPENSES
Compensation	118,103	111,823
Newsprint and supplements	34,969	31,566
Depreciation and amortization	16,614	18,211
Other operating expenses	50,798	49,020
	220,484	210,620

OPERATING INCOME	51,799	47,261

NON-OPERATING (EXPENSES) INCOME
Interest expense	(3,639)	(5,202)
Partnership losses	(107)	(351)
Other - net	72	106
	(3,674)	(5,447)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	48,125	41,814

INCOME TAX PROVISION	19,196	16,516

INCOME FROM CONTINUING OPERATIONS	28,929	25,298

DISCONTINUED OPERATION
Income from discontinued operation	-	21
Income tax provision	-	9
Income from discontinued operation - net	-	12

NET INCOME	$ 28,929	$ 25,310

NET INCOME PER COMMON SHARE: (1)
Basic:	$ 0.62	$ 0.55
Diluted:	$ 0.62	$ 0.55

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,311	46,031
Diluted	46,748	46,309

See notes to consolidated financial statements.

(1) Per share earnings from discontinued operation in 2003 are de minimis.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended

	March 28,	March 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations	$ 28,929	$ 25,298

Reconciliation to net cash provided:
Depreciation and amortization	16,614	18,211
Deferred income taxes	5,327	(2,492)
Partnership losses	107	351
Contribution to pension plans	(60,000)	(38,623)
Changes in certain assets and liabilities - net	14,949	19,077
Other	1,044	508

Net cash provided by continuing operations	6,970	22,330
Net cash used by discontinued operation	-	(2,099)
Net cash provided by operating activities	6,970	20,231

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(14,651)	(7,280)
Acquisition of Merced Group	(40,994)	-
Other - net	86	(7)
Net cash used by investing activities	(55,559)	(7,287)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds (repayment) from revolving credit line - net	73,400	(8,000)
Repayment of term debt	(21,769)	-
Payment of cash dividends	(5,559)	(5,064)
Other - principally stock issuances	2,054	962
Net cash used by financing activities	48,126	(12,102)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(463)	842
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,384	5,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,921	$ 6,199

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$ 378	$ 119
Interest (net of capitalized interest)	$ 2,748	$ 3,977

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)
	Par Value		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B
BALANCES, DECEMBER 28, 2003	$ 199	$ 264	$ 325,599	$ 956,003	$ (66,048)	$ 1,216,017
Net income				28,929		28,929
Change in fair value of swaps					375
Other					(20)
Other comprehensive income					355	355
Total comprehensive income						29,284
Dividends paid ($.12 per share)				(5,559)		(5,559)
Conversion of 70,000 Class B
shares to Class A	1	(1)				-
Issuance of 48,934 Class A shares
under stock plans			2,054			2,054
Tax benefit from stock plans			438			438
BALANCES, MARCH 28, 2004	$ 200	$ 263	$ 328,091	$ 979,373	$ (65,693)	$ 1,242,234

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring items) to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.

Acquisition - On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $41.0 million in cash. Revenues of the Merced Group in fiscal 2003 (year ended March 31, 2003) were $12.6 million. The purchase included $37.4 million in intangible assets, the most significant of which was $31.2 million of goodwill. Amortization of the goodwill and other identifiable intangibles will be deductible for tax purposes. The useful lives associated with the $6.2 million of identifiable intangible assets range from eight to 17 years. See the discussion of intangibles and goodwill below. The acquisition and results of the Merced Group are included in the Company's financial statements beginning on January 7, 2004. The results of the acquisition on the Company's proforma combined results of operations for the fiscal year ended
December 28, 2003, or any interim period in the 2003 fiscal year (assuming the acquisition was made at the beginning of fiscal year 2003), was not material.

Discontinued operation - On June 10, 2003, the Company sold the assets of The Newspaper Network (TNN), a national sales and marketing company. The Associated Press purchased TNN's ad processing operations and, separately, Vertis, Inc. purchased TNN's sales and marketing assets. Total consideration from the sales was $14.2 million including the assumption of liabilities. The revenues and operating results of TNN are included in discontinued operations in the Consolidated Statement of Income in fiscal 2003.

Revenue recognition - Advertising revenues are recorded when advertisements are placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues represent prepaid circulation subscriptions.

Cash equivalents are highly liquid debt investments with maturities of three months or less when acquired.

Concentrations of credit risks - Financial instruments that potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

Inventories are stated at the lower of cost (based principally on the first-in, first-out method) or current market value.

Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see Note 2) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis at prevailing market prices until the debt is repaid. The Company satisfies this obligation by direct purchase (payments made in the first quarter of fiscal 2004 and 2003: $3,580,000 and $3,524,000, respectively) or reallocation to other buyers.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

10 to 60 years for buildings
9 to 25 years for presses
3 to 15 years for other equipment

Intangibles and goodwill consist of the unamortized excess of the cost of acquiring newspaper operations over the fair values of the newspapers' tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers, covenants not to compete and commercial printing contracts, are amortized over three to forty years. Prior to the adoption of SFAS No. 142 in fiscal 2002, the excess of purchase prices over identifiable assets was amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of its newspaper operations. The increase in intangible assets and goodwill from December 28, 2003 largely resulted from the acquisition of the Merced Group as discussed above. Information regarding the Company's identifiable intangible assets as of March 28, 2004 is as follows (in thousands):

	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 Years	$ 256,150	$ 185,329	$ 70,821
Other	8 Years	38,178	26,378	11,800

Identifiable intangible assets		$ 294,328	$ 211,707	$ 82,621

Amortization expense was $4,562,000 for the three months ended March 28, 2004. The remaining expense for fiscal 2004 and for the five succeeding fiscal years, is as follows (in thousands):

Estimated Amortization Expense
2004 (remaining)	$ 13,709
2005	17,909
2006	7,601
2007	3,753
2008	3,743
2009	3,713

Stock-based compensation - At March 28, 2004, the Company had six stock-based compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." No material amounts of compensation have been recorded for these plans.

Had compensation costs for the Company's stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

Three Months Ended
	March 28, 2004	March 30, 2003
Net income:
As reported	$ 28,929	$ 25,310
Deduct stock-based compensation
under SFAS No. 123, net of taxes	(1,359)	(1,246)

Pro forma	$ 27,570	$ 24,064

Earnings per common share:
As reported
Basic	$ 0.62	$ 0.55
Diluted	$ 0.62	$ 0.55
Pro forma
Basic	$ 0.60	$ 0.52
Diluted	$ 0.59	$ 0.52

Derivative instruments - The Company records its derivative instruments, primarily interest rate protection agreements (swaps), at fair value in its financial statements. See Note 2.

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

The following table summarizes the activity in other comprehensive income (loss) for the three months ended March 28, 2004 (in thousands):

	Pre-Tax	Tax	Net Change
Fair value of swap	$ 625	$ (250)	$ 375
Other	(33)	13	(20)
	$ 592	$ (237)	$ 355

Segment reporting - The Company's primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation in the first quarter were 1,846 in 2004 and 586,560 in 2003.

NOTE 2.	LONG-TERM BANK DEBT AND OTHER COMMITMENTS

The Company's Tranche A term loan and Revolver portion of its existing debt is due in March 2005. As a result, these amounts are classified as current in its Consolidated Balance Sheet. In order to extend the maturities of all of its existing debt, the Company is currently working with banks to syndicate a new senior unsecured revolving credit facility, which it expects will permit borrowings of up to $500 million. The primary purpose of the facility will be to support a new commercial paper program that will be used to refinance all of its existing bank debt. If the refinancing is completed as anticipated, the securities proposed to be offered by the Company in any commercial paper program will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company's current Credit Agreement includes term loans consisting of Tranche A of $205.2 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $102.0 million bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200.0 million bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at March 28, 2004, ranged from 1.8% to 2.7%.

The terms of the current Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty. If the Company completes the refinancing of its debt as discussed above, the existing Credit Agreement will be replaced by a new agreement reflecting the senior unsecured facility discussed above.

At March 28, 2004, the Company had outstanding letters of credit totaling $7.0 million securing estimated obligations stemming from workers' compensation claims under the Company's self-insurance plans and other contingent claims.

Long-term debt consisted of (in thousands):

	March 28, 2004	December 28, 2003
Term Loans	$ 307,231	$ 329,000
Revolving credit line	91,400	18,000
Total indebtedness	398,631	347,000
Less current portion	(254,169)	(142,077)
Long-term indebtedness	$ 144,462	$ 204,923

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

The swap instrument provides for payments of interest at the fixed rates and receipt of interest at variable rates, which are reset to three-month LIBOR rates quarterly. Net payments or receipts under such agreement are recorded as adjustments to interest expense. The swap was entered into to match the significant terms of the underlying debt in an effort to provide a highly effective hedge. Because the hedge has been effective, no gain or loss has been recorded in net income. Income, net of taxes, of $375,000 is recorded in comprehensive income related to this hedge - see the Company's Consolidated Statement of Stockholders' Equity.

As of March 28, 2004, the Company was a guarantor of $12.6 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company's pro rata portion of Ponderay debt, which is guaranteed by the general partners. The partnership was formed in 1985 and began operations in 1989. The debt is secured by the assets of Ponderay and matures on April 12, 2006.

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2011, totaling approximately $33 million.

NOTE 3.	EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans) which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide the required benefits. The Company made $60.0 million in voluntary contributions to its plans in early 2004 and does not currently anticipate any additional contributions in the remainder of fiscal 2004.

The $60.0 million contribution exceeded the amount of net pension liabilities the Company had recognized for its qualified plans. Accordingly, $46.0 million was reclassified to other assets to reflect the Company's pre-paid pension status as of March 28, 2004.

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

The elements of pension costs are as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
	2004	2003

Service Cost	$ 5,199	$ 5,968
Interest Cost	8,616	11,079
Expected return on plan assets	(12,427)	(15,377)
Prior service cost amortization	128	232
Actuarial loss	1,636	274

Net pension expense	$ 3,152	$ 2,176

The Company also provides or subsidizes certain retiree health care and life insurance benefits under two plans, one for employees of McClatchy Newspapers, Inc. and one for employees of The Star Tribune Company. The elements of post-retirement expenses are as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
	2004	2003

Service Cost	$ 342	$ 196
Interest Cost	409	258
Prior service cost amortization	(26)	(18)
Actuarial loss	221	120

Net post-retirement expense	$ 946	$ 556

NOTE 4.	COMMON STOCK AND STOCK PLANS

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

Overview

The Company owns and publishes 30 newspapers in four regions of the country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). The Company's newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company supplements its newspaper publishing with an array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its daily newspaper markets offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates Nando Media, an interactive media operation that provides newspapers with content, publishing tools and software development.

The Company's primary source of revenue is advertising. While percentages vary from year to year, and from newspaper to newspaper, local retail advertising carried as a part of newspapers ("run-of-press" or "ROP" advertising) or in advertising inserts placed in newspapers (preprint advertising), generally contributes roughly 40% of advertising revenues at the Company's newspapers. Recent trends have been for certain national or regional retailers to use greater preprint advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising, primarily in automotive, employment and real estate categories, generally contributes about 40% of advertising revenue and national advertising (from national telecommunications, financial, automotive manufacturers and certain other industries), generally contributes about 10% of such advertising. Online advertising, direct marketing and other advertising make up the remainder of the Company's advertising revenues. Circulation revenues contribute roughly 15% of the Company's newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors and circulation revenues are recorded net of direct delivery costs.

See the following Results of Operations for a discussion of the Company's revenue performance and contribution by categories for the first fiscal quarter of 2004 and 2003.

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

Goodwill and Intangible Impairment - In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and intangible assets with indefinite lives for impairment. No impairment loss was recorded in the first fiscal quarter of 2004 or 2003.

Incentive Compensation- The Company has established annual cash incentive plans for employees and a long-term incentive plan for senior staff and key members of management. Payouts under these plans are based upon the attainment of certain performance objectives and growth in certain financial metrics. Compensation expense is accrued under these plans based upon the Company's projected financial results and likelihood of attaining the relevant performance objectives under these plans (as determined by appropriate senior management).

Pension and Post-retirement Benefits - The Company has significant pension and post-retirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including salary rate increases, discount rates and expected return on plan assets. The Company is required to consider current market conditions, including changes in interest rates, in establishing these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future because of changes resulting from fluctuations in the Company's employee headcount and/or changes in the various assumptions. The Company has used a discount rate of 6.25%, assumed salary rate increases of 3.5% to 5.0% and an assumed long-term return on assets of 9.0% to calculate its retirement expenses in fiscal 2004.

Tax Provision - The Company's tax provision is based upon its estimated taxable income and includes assumptions and estimates it anticipates formalizing on its tax returns when subsequently prepared and is based upon existing tax laws. Deferred taxes are provided for temporary differences between assets and liabilities reported for financial accounting and income tax reporting purposes.

Self-Insurance - The Company is self-insured for workers' compensation in California and Alaska, and for the majority of its group health insurance costs. The Company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate provision for self-insurance claims.

Recent Events and Trends

Recent Acquisition and Divestiture:

On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $41.0 million in cash. The purchase included $37.4 million in intangible assets, the most significant of which was $31.2 million of goodwill. The acquisition and results of the Merced Group are included in the Company's financial statements beginning on January 7, 2004. See Note 1 to the Consolidated Financial Statements.

On June 10, 2003, the Company sold the assets of The Newspaper Network (TNN), a national sales and marketing company. The Associated Press purchased TNN's ad processing operations and, separately, Vertis, Inc. purchased TNN's sales and marketing assets. Total consideration from the sales was $14.2 million including the assumption of liabilities. The revenues and operating results of TNN are included in discontinued operations in the Company's Consolidated Statement of Income for the first quarter ending March 30, 2003.

Proposed Refinancing of Debt:

The Company is currently working with banks to syndicate a new senior unsecured revolving credit facility, which it expects will permit borrowings of up to $500 million. The primary purpose of the facility will be to support a new commercial paper program that will be used to refinance all of its existing bank debt. The Company anticipates that the refinancing will occur in the second quarter of fiscal 2004. If the refinancing is completed as anticipated, the securities proposed to be offered by the Company in any commercial paper program will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

When the refinancing occurs, the Company will write off capitalized loan fees ($3.7 million at March 28, 2004) related to existing debt. If the refinancing is completed in the second quarter of 2004, the write-off will equal an after-tax charge of $2.2 million or five cents per share. While the Company currently expects that the refinancing will be completed in the second quarter of 2004, there can be no assurance that the refinancing will be completed at such time or on the terms currently anticipated.

Advertising Revenues:

The most significant trend in revenues for the newspaper industry and the Company has been the decline in employment advertising revenues since 2000. Employment advertising revenues, which reached $190.8 million in 2000, declined 41.6% to $111.4 million by the end of 2002. Employment advertising revenues declined an additional 12.0% to $98.0 million in fiscal 2003, but the rate of decline slowed from the second quarter of 2003 through the end of the year, with the fourth quarter declining 6.6% from fiscal 2002 fourth quarter.

In the first fiscal quarter 2004, total advertising revenues grew 6.8% from the first fiscal quarter of 2003 to $224.7 million, with the trend in employment advertising continuing to improve. A rebound in employment revenues of 2.1% from the first fiscal quarter of 2003, together with growth in national revenue of 11.7% and continued growth of Internet revenues (up 49.4%), contributed to the increase in advertising revenue for the first fiscal quarter 2004. In addition, the Merced Group contributed $2.5 million in advertising revenues for the first fiscal quarter 2004. Please see the revenue discussions below under Results of Operations.

Operating Expenses:

The Company incurred three newsprint price increases in 2003, resulting in higher prices in the first fiscal quarter of 2004 compared to the first fiscal 2003 quarter. The Company's newsprint suppliers announced a $50 per metric ton price increase for February 2004; however, at this time, the increase has not been fully implemented by suppliers. It is uncertain when the price increase will be effective or whether it will be in the amount indicated by the announcement. The eventual timing and amount of any further changes in newsprint pricing is largely dependent on global demand and supply for newsprint. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. The impact of newsprint price increases on the Company's expenses is discussed under Results of Operations below.

The Company's fringe benefit costs increased 14.7% over the first quarter of fiscal 2003 due primarily to higher retirement and medical costs, and are expected to continue to increase in fiscal 2004. In addition, historically low long-term interest rates caused the Company to use a 6.25% discount rate to calculate its pension and post-retirement expenses in fiscal 2004 compared to a 6.75% rate used in fiscal 2003. This is the primary factor in driving up retirement expenses. In addition, with an economic recovery anticipated by many analysts over the next several years, the Company believes it is prudent to increase its assumed rate of salary increase from 3.0% to 5.0% used in 2003 to 3.5% to 5.0% in 2004 for its pension plans. These factors will increase the Company's pension expense in fiscal 2004 compared to 2003. (See Note 3 to the Consolidated Financial Statements.) The Company has contributed $60.0 million to its pension plans during the first quarter 2004, and earnings on this contribution will partially offset these increases. Nonetheless, the Company expects its pension and post-retirement expense to increase between $5.0 million to $7.0 million in fiscal 2004 compared to fiscal 2003. Medical costs are also expected to rise in fiscal 2004 between $4.0 million and $5.0 million from 2003 levels.

RESULTS OF OPERATIONS

First Fiscal Quarter 2004 Compared To First Fiscal Quarter 2003

The Company reported net income of $28.9 million or 62 cents per share for the first fiscal quarter of 2004, compared to $25.3 million or 55 cents per share in the first fiscal quarter 2003.

Revenues:

Revenues in the first fiscal quarter, including $3.1 million from the Merced Group, were $272.3 million, up 5.6% from revenues from continuing operations in the first fiscal quarter 2003. Advertising revenues were up 6.8% to $224.7 million and circulation revenue was down 0.3% to $41.5 million.

The following table summarizes the Company's revenue by category for the first fiscal quarter 2004 compared to the first fiscal quarter 2003. In order to allow an analysis of the categories on a comparable basis to fiscal 2003 operations, revenues from the Merced Group are excluded from the categories, and are discussed separately below. Management believes such an analysis is helpful to enable investors to understand the underlying performance of the Company's historical business.

	Three Months Ended
	March 28,	March 30,	%
	2004	2003	Change
Advertising Revenues:
Retail	$ 89,905	$ 87,450	2.8%
National	23,835	21,347	11.7%
Classified:
Automotive	29,543	28,584	3.4%
Employment	26,805	26,246	2.1%
Real estate	22,797	20,934	8.9%
Other	8,619	9,364	-8.0%
Total classified	87,764	85,128	3.1%
Other	20,645	16,497	25.1%
Subtotal	222,149	210,422	5.6%
Merced advertising	2,509	-	NM
Total advertising	224,658	210,422	6.8%

Circulation	41,546	41,660	-0.3%
Other	6,079	5,799	4.8%

Total Revenues	$ 272,283	$ 257,881	5.6%

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes the first fiscal quarter 2004 revenues at its newspapers operations by region with quarter-over-quarter changes:

	Minnesota		California (1)		Carolinas		Northwest

		%		%		%		%
	Revenues	Change	Revenues	Change	Revenues	Change	Revenues	Change
Revenues
Advertising	$ 72,596	5.8%	$ 85,858	10.7%	$ 35,746	4.2%	$ 30,458	1.7%
Circulation	16,171	(1.9)	12,971	0.7	6,210	1.5	6,194	0.4
Other	968	83.3	1,595	31.0	1,862	10.1	1,449	(28.3)

Total	$ 89,735	4.8%	$ 100,424	9.6%	$ 43,818	4.0%	$ 38,101	-0.1%

  The California region includes the 2004 revenues of $2.5 million of the Merced Group. Excluding the Merced Group, advertising revenues in this region increased 7.5% and total revenues were up 6.1%.

Retail advertising, excluding the Merced Group, grew $2.5 million over the first fiscal quarter 2003 due to growth in preprinted advertising inserts placed into the newspapers, which was up $1.4 million, or 4.1%. ROP advertising increased $1.0 million. Much of the revenue increase was from the Company's three daily Bee newspapers in California ($1.3 million) and from the Star Tribune in Minneapolis ($1.7 million). Retail advertising declined in the Carolina and Northwest regions due primarily to cutbacks at major department stores in these regions.

National advertising, excluding the Merced Group, increased $2.5 million, reflecting strong advertising from the automotive, banking, entertainment and airline categories, with a decline in telecommunications. Banking and automotive contributed $2.0 million of the increase in national advertising. The increase in banking advertising was primarily in the California region, while the increase in automotive was equally attributable to the California region, the Star Tribune in Minneapolis and the News & Observer in Raleigh, NC.

Classified advertising, excluding the Merced Group, increased $2.6 million over the first fiscal quarter 2003. Real estate advertising grew 8.9%, automotive increased 3.4%, and employment increased 2.1%.

Employment advertising was up in all but the California region, although this region reported gains in both February and March. February represented the first month since December 2000 in which all regions reported growth in employment advertising, and that trend continued in March. The Carolinas led the Company in employment advertising growth with an increase of $404,000 or 9.1% in the first quarter of 2004 compared to the first quarter of 2003.

Real estate advertising was strong in all regions except for the Carolina region, where it declined nominally due to local market conditions. The increase in real estate advertising in the Company's other regions reflects the national trend in this category.

Other advertising revenues, excluding the Merced Group, increased $4.1 million and primarily consisted of direct marketing and Internet advertising revenues, two of the fastest growing revenue sources at the Company's newspapers. Direct marketing revenues increased $866,000 with the growth coming from the Company's three Bee newspapers, which have combined to offer direct mail programs to advertisers. Online advertising grew $3.3 million or 58.2% with strong growth in all regions. Employment advertising represents 51.1% of online advertising and increased $2.5 million in the quarter.

The Merced Group contributed $2.5 million in advertising revenues in the first quarter, consisting of $1.2 million in retail advertising, $1.0 million in classified and $315,000 in direct mail revenues.

Circulation revenues declined nominally as increases at some newspapers were offset by declines at others. The Merced Group contributed $316,000 of circulation revenues in the quarter. The decline in circulation revenues primarily related to the Star Tribune, which experienced a revenue decline of 1.9%. The decline at the Star Tribune largely reflected changes in the mix between single copy and home delivery volumes.

Operating Expenses:

Operating expenses increased 4.7% including $2.6 million from the newly acquired Merced Group, and were up 3.5% excluding the expenses of the Merced Group. The following review of expense categories excludes the expenses of the Merced Group. Management believes such an analysis is helpful to enable investors to understand the underlying performance of the Company's historical business.

The 3.5% increase primarily reflects higher newsprint, retirement and medical costs. Newsprint and supplement expense was up 9.4% with newsprint prices up 9.0% and newsprint consumption down l.6%. Supplement costs were up $971,000. Compensation costs were up 4.5% reflecting salary increases and higher fringe benefit costs. Salaries increased 2.0% reflecting merit increases, which were offset somewhat by a l.8% decline in head count. However, fringe benefit costs rose 14.7%, largely due to $3.0 million in additional retirement and medical costs. Other operating expenses increased 2.1% primarily due to increased postage costs associated with the Company's direct mail programs. Depreciation and amortization decreased $l.8 million, or 9.6%, largely reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain assets.

Non-Operating (Expenses) Income - Net:

Interest expense was $3.6 million for the first fiscal quarter 2004. This is a 30.1% decline from the first fiscal quarter 2003, as the Company benefited from lower interest rates, the expiration of three interest rate swap agreements, and debt repayment from free cash flow. The Company also recorded $107,000 as its share of Ponderay's loss for the first fiscal quarter 2004 compared to $351,000 of loss in the first fiscal quarter 2003.

Income Taxes:

The Company's effective income tax rate was 39.9% for the first fiscal quarter 2004 compared to 39.5% in the first fiscal quarter 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $2.9 million at March 28, 2004 versus $5.4 million at the end of fiscal 2003. The Company generated $7.0 million of cash from operating activities for the first three months of fiscal 2004. The major non-operating uses of cash for the first three months of fiscal 2004 have been to purchase the Merced Group, purchase property, plant and equipment, make pension contributions and pay dividends. During the first quarter of 2004, the Company repaid $21.8 million of term loans and had net proceeds of $73.4 million for the issuance of debt under its revolving credit. The Company paid $5.6 million in dividends for the first quarter of 2004, an increase to 12 cents per share from 11 cents, while proceeds from issuing Class A stock under employee stock plans totaled $2.1 million. See the Company's Statement of Cash Flows on page 4.

During the first quarter 2004, the Company made voluntary contributions of $60.0 million to its defined benefit pension plans to reduce the unfunded liability of its qualified pension plans, which totaled $14.0 million at December 28, 2003, and to help reduce pension expense with the earnings on the contributions. Given the anticipated increase in its pension obligations in 2004 resulting from pension expense, and depending on the return on pension assets and the interest rate environment, management considered the $60.0 million contribution to be prudent. The Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans in future years, but does not currently anticipate any additional contributions in fiscal 2004.

The Company expended a total of $14.7 million in the first fiscal quarter 2004 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Planned expenditures in fiscal 2004 are estimated to be $48.0 million at existing facilities. The Company has purchase obligations through 2011 totaling approximately $33 million primarily for capital expenditures.

A syndicate of banks and financial institutions provided the bank debt financing for the 1998 acquisition of The Star Tribune Company under a Bank Credit Agreement (Credit Agreement). At March 28, 2004, the Company's bank debt totaled $398.6 million and includes term loans consisting of Tranche A of $205.2 million bearing interest at the London Interbank Offered Rate (LIBOR) plus 62.5 basis points, payable in increasing quarterly installments through March 21, 2005, and Tranche B of $102.0 million bearing interest at LIBOR plus 150 basis points and payable in semi-annual installments through September 19, 2007. A revolving credit line of up to $200.0 million, of which $91.4 million was outstanding at March 28, 2004, bears interest at LIBOR plus 62.5 basis points and is payable by March 19, 2005. Interest rates applicable to debt drawn down at March 28, 2004, ranged from 1.8% to 2.7%. See the discussion below regarding the Company's intention to refinance this debt.

The terms of the existing Credit Agreement include certain operating and financial restrictions, such as limits on the Company's ability to incur additional debt, create liens, sell assets, engage in mergers, make investments and pay dividends. The debt is unsecured and is pre-payable without penalty. If the Company completes the refinancing of its debt as discussed below, the existing Credit Agreement will be replaced with a new credit agreement reflecting the new senior unsecured revolving credit facility.

The Company currently has outstanding letters of credit totaling $7.0 million securing estimated obligations stemming from workers' compensation claims under the Company's self-insurance plans and other contingent claims. The Company had $101.6 million of available credit under its current Credit Agreement at March 28, 2004.

The Company's revolving line of credit and Tranche A debt both mature before the end of its first quarter of fiscal 2005. The Company expects that most of its cash generated from operations in the foreseeable future will be used to repay debt. Management believes that the Company's operating cash flow and its access to credit facilities are adequate to meet its liquidity needs, including currently planned capital expenditures, pension contributions and future investments.

The Company is currently working with banks to syndicate a new revolving credit facility, which it expects will permit borrowings of up to $500 million. The primary purpose of the facility will be to support a new commercial paper program that will be used to refinance all of its existing bank debt. The Company anticipates that the refinancing will occur in the second quarter of fiscal 2004. This program is expected to reduce interest charges on the Company's outstanding debt to a range of 1.3% to 1.5%, based upon current interest rates and anticipated loan administration costs. If the refinancing is completed as anticipated, the securities proposed to be offered by the Company in any commercial paper program will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

When the refinancing occurs, the Company will write off capitalized loan fees ($3.7 million at March 28, 2004) related to existing debt. If the refinancing is completed in the second quarter of 2004, the write off will equal an after-tax charge of $2.2 million or five cents per share. While the Company currently expects that the refinancing will be completed in the second quarter of 2004, there can be no assurance that the refinancing will be completed at such time or on the terms currently anticipated.

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

The Company utilizes interest rate swap agreements to help maintain the overall interest rate risk parameters set by management. The Company does not enter into swap agreements for trading purposes. The Company currently has one interest rate swap agreement designated as a cash flow hedge specifically designed to hedge interest rate fluctuations on $100.0 million of its variable rate bank debt through June 2004. The swap instrument was entered into to match the significant terms of the underlying debt in an effort to provide a highly effective hedge. The effect of this agreement is to fix the LIBOR interest rate exposure at approximately 3.8% on that portion of the Company's term loans. Notwithstanding the debt refinancing discussed above, the Company expects to hold this swap through its maturity. At the maturity of this swap, all of the Company's debt will be at floating rates.

RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about plans to further fund pension assets, return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, use of derivative instruments, prepayment and refinancing of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; geo-political uncertainties including those related to war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates or in the availability of capital; changes in pension assets and liabilities; increased competition from newspapers or other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 13.5% of McClatchy's operating expenses for the first fiscal quarter 2004. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company's earnings per share, please see the newsprint discussion above at "Recent Events and Trends." If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers would be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 28, 2003, approximately a quarter of our full- and part-time employees were represented by unions including 57% at the Star Tribune and 23% at The Sacramento Bee, the Company's two largest newspapers. Most of the Company's union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company's operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of its newspaper operations.

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

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would have a $0.01 per share increase or decrease in the Company's annual results of operations. It would also impact the fair values of its market risk-sensitive financial instrument but would not materially affect the Company's financial position taken as a whole.

Item 4 -	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that time.

Changes in internal controls over financial reporting. There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1	Legal Proceedings - None

Item 2	Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities - None

Item 3	Default Upon Senior Securities - None

Item 4	Submission of Matters to a Vote of Security Holders: None

Item 5	Other Information - None

Item 6 (a)	Exhibits filed as a part of this Report as listed in the Index of Exhibits, on page 27 hereof.

(b)

Reports on Form 8-K - Current Report on Form 8-K filed on January 29, 2004 reporting the Company's fourth quarter 2003 earnings release titled "McClatchy Reports Record Fourth Quarter and 2003 Earnings."

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
April 30, 2004	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
April 30, 2004	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit		Description
3.1	*	The Company's Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company's 1997 Form 10-K.
3.2	*	The Company's By-laws as amended on December 4, 2002 included as Exhibit 3.2 to the Company's 2002 Form 10-K.
10.1	*

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

**10.3	*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 31, 2000.
**10.4	*	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002 included as Exhibit 10.4 to the Company's 2001 Form 10-K.
**10.5	*	Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.6	*	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company's Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.
**10.7	*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.
**10.8	*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.
**10.9	*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Form 10-K.
**10.10	*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003 included as Exhibit 10.10 to the Company's 2003 Form 10-K.
**10.11	*	The Company's Long-Term Incentive Plan dated January 1, 1998 included as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.12	*	The Company's Amended and Restated Chief Executive Bonus Plan, dated March 19, 2003 included as Exhibit 10.12 to the Company's Report on Form 10-Q for the Quarter Ending June 29, 2003.
**10.13	*	The Company's Amended and Restated 2001 Director Stock Option Plan included as Exhibit 10.13 to the Company's 2002 Report on Form 10-K.
21	*	Subsidiaries of the Company
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors