Form 10-Q
period 2004-06-27
MCCLATCHY CO
filed 2004-07-29
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 27, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824
The McClatchy Company
(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes      [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 28, 2004:

Class A Common Stock	20,139,180
Class B Common Stock	26,274,147

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	June 27,	December 28,
	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 3,782	$ 3,384
Trade receivables (less allowance of $2,452
in 2004 and $3,084 in 2003)	125,772	129,066
Other receivables	3,534	3,859
Newsprint, ink and other inventories	17,394	15,518
Deferred income taxes	19,227	18,366
Prepaid income taxes	-	10,355
Other current assets	11,269	7,910
	180,978	188,458
PROPERTY, PLANT AND EQUIPMENT:
Building and improvements	236,460	230,502
Equipment	515,804	513,134
	752,264	743,636

Less accumulated depreciation	(457,752)	(440,110)
	294,512	303,526
Land	53,264	51,373
Construction in progress	24,633	15,429
	372,409	370,328
INTANGIBLE ASSETS:
Identifiable intangibles - net	76,327	81,921
Goodwill - net	1,249,213	1,218,047
	1,325,540	1,299,968

PREPAID PENSION AND OTHER ASSETS	58,769	16,544

TOTAL ASSETS	$ 1,937,696	$ 1,875,298

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except per share amounts)

	June 27,	December 28,
	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of bank debt	$ -	$ 142,077
Accounts payable	29,117	31,841
Accrued compensation	61,689	60,833
Income taxes	22,562	-
Unearned revenue	43,533	40,424
Carrier deposits	1,813	2,435
Other accrued liabilities	18,902	19,044
	177,616	296,654

LONG-TERM DEBT	333,830	204,923

OTHER LONG-TERM OBLIGATIONS	44,123	58,702

DEFERRED INCOME TAXES	102,404	99,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 100,000,000 shares,
issued 20,083,740 in 2004 and 19,896,011 in 2003	201	199
Class B - authorized 60,000,000 shares,
issued 26,294,147 in 2004 and 26,384,147 in 2003	263	264
Additional paid-in capital	330,643	325,599
Retained earnings	1,013,902	956,003
Accumulated other comprehensive loss	(65,286)	(66,048)
	1,279,723	1,216,017

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,937,696	$ 1,875,298

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
REVENUES - NET
Advertising	$ 248,040	$ 229,539	$ 472,698	$ 439,961
Circulation	41,964	41,276	83,510	82,936
Other	6,266	5,555	12,345	11,354
	296,270	276,370	568,553	534,251
OPERATING EXPENSES
Compensation	118,304	110,799	236,407	222,622
Newsprint and supplements	38,220	34,239	73,189	65,805
Depreciation and amortization	16,410	17,142	33,024	35,353
Other operating expenses	51,210	48,095	102,008	97,115
	224,144	210,275	444,628	420,895

OPERATING INCOME	72,126	66,095	123,925	113,356
NON-OPERATING (EXPENSES) INCOME
Interest expense	(2,309)	(5,459)	(5,948)	(10,661)
Refinancing related charge	(3,737)	-	(3,737)	-
Partnership income (loss)	419	161	312	(190)
Loss on Internet investment	-	(504)	-	(504)
Other - net	(8)	114	64	220
	(5,635)	(5,688)	(9,309)	(11,135)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	66,491	60,407	114,616	102,221
INCOME TAX PROVISION	26,396	22,941	45,592	39,457
INCOME FROM CONTINUING OPERATIONS	40,095	37,466	69,024	62,764

DISCONTINUED OPERATION
Income from discontinued operation
(including $10,146 gain on disposal)	-	9,999	-	10,020
Income tax provision	-	4,017	-	4,026
Income from discontinued operation	-	5,982	-	5,994
NET INCOME	$ 40,095	$ 43,448	$ 69,024	$ 68,758

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$ 0.86	$ 0.81	$ 1.49	$ 1.36
Income from discontinued operation	$ -	$ 0.13	-	0.13
Net income per share	$ 0.86	$ 0.94	$ 1.49	$ 1.49

Diluted:
Income from continuing operations	$ 0.86	$ 0.81	$ 1.48	$ 1.35
Income from discontinued operation	$ -	$ 0.13	-	0.13
Net income per share	$ 0.86	$ 0.94	$ 1.48	$ 1.48

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,361	46,082	46,336	46,057
Diluted	46,803	46,404	46,776	46,357
See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended
	June 27,	June 29,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations	$ 69,024	$ 62,764
Reconciliation to net cash provided:
Depreciation and amortization	33,024	35,353
Deferred income taxes	2,031	(6,066)
Partnership (income) losses	(312)	190
Contribution to pension plans	(60,000)	(50,000)
Refinancing related charge	3,737	-
Loss on Internet investments	-	504
Changes in certain assets and liabilities - net	37,616	32,039
Other	1,359	2,183

Net cash provided by continuing operations	86,479	76,967
Income from discontinued operation	-	5,994
Reconciliation to net cash used:
Gain on sale of discontinued operation	-	(10,146)
Other - net	-	1,577
Net cash used by discontinued operation	-	(2,575)

Net cash provided by operating activities	86,479	74,392

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(23,067)	(12,986)
Purchase of Merced Group	(40,984)	-
Proceeds from sale of discontinued operation	-	9,749
Other - net	163	(79)
Net cash used by investing activities	(63,888)	(3,316)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds of commercial paper	333,830	-
Repayment of debt	(347,000)	(67,000)
Payment of financing costs	(2,017)	-
Payment of cash dividends	(11,125)	(10,134)
Other - principally stock issuances	4,119	3,290
Net cash used by financing activities	(22,193)	(73,844)

NET CHANGE IN CASH AND CASH EQUIVALENTS	398	(2,768)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,384	5,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,782	$ 2,589

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$ 9,719	$ 15,086
Interest (net of capitalized interest)	$ 5,786	$ 9,769

See notes to consolidated financial statements.
THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except per share amounts)
	Par Value		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B
BALANCES, DECEMBER 28, 2003	$ 199	$ 264	$ 325,599	$ 956,003	$ (66,048)	$ 1,216,017
Net Income				69,024		69,024
Change in fair value of swaps					782
Other					(20)
Other comprehensive income					762	762
Total comprehensive income						69,786
Dividends paid ($.24 per share)				(11,125)		(11,125)
Conversion of 90,000 Class B shares
to Class A	1	(1)				-
Issuance of 97,729 Class A shares
under stock plans	1		4,119			4,120
Tax benefit from stock plans			925			925
BALANCES, JUNE 27, 2004	$ 201	$ 263	$ 330,643	$ 1,013,902	$ (65,286)	$ 1,279,723

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

Acquisition - On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $41.0 million in cash. Revenues of the Merced Group in fiscal 2003 (year ended March 31, 2003) were $12.6 million. The purchase included $37.3 million in intangible assets, the most significant of which was $31.1 million of goodwill. Amortization of the goodwill and other identifiable intangibles will be deductible for tax purposes. The useful lives associated with the $6.2 million of identifiable intangible assets range from eight to 17 years. See the discussion of intangibles and goodwill below. The acquisition and results of the Merced Group are included in the Company's financial statements beginning on January 7, 2004. The results of the acquisition on the Company's pro forma combined results of operations for the fiscal year ended
December 28, 2003, or any interim period in the 2003 fiscal year (assuming the acquisition was made at the beginning of fiscal year 2003), was not material.

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

Revenue recognition - Advertising revenues are recorded when advertisements are placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues primarily represent prepaid circulation subscriptions.

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

Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see Note 2) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis at prevailing market prices until the debt is repaid. The Company satisfies this obligation by direct purchase (payments made in the first six months of fiscal 2004 and 2003: $7,152,000 and $7,050,000, respectively) or reallocation to other buyers.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

10 to 60 years for buildings
9 to 25 years for presses
3 to 15 years for other equipment

Intangibles and goodwill consist of the unamortized excess of the cost of acquiring newspaper operations over the fair values of the newspapers' tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers, covenants not to compete and commercial printing contracts, are amortized over three to forty years. Prior to the adoption of SFAS No. 142 in fiscal 2002, the excess of purchase prices over identifiable assets was amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of its newspaper operations. The increase in intangible assets and goodwill from December 28, 2003 largely resulted from the acquisition of the Merced Group as discussed above, offset by a reduction in capitalized loan origination fees related to the Company's previous debt agreement, which were written off when the debt was refinanced - see discussion at Note 2. Information regarding the Company's identifiable intangible assets as of June 27, 2004 is as follows (in thousands):

	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 Years	$ 256,150	$ 190,322	$ 65,828
Other	6 Years	20,101	9,602	10,499

Identifiable intangible assets		$ 276,251	$ 199,924	$ 76,327

Amortization expense was $9,129,000 for the six months ended June 27, 2004. The remaining expense for fiscal 2004 and for the five succeeding fiscal years for intangible assets owned as of June 27, 2004, is as follows (in thousands):

Estimated Amortization Expense
2004 (remaining)	$ 9,142
2005	17,909
2006	7,601
2007	3,753
2008	3,743
2009	3,713

Stock-based compensation - At June 27, 2004, the Company had six stock-based compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." No material amounts of compensation have been recorded for these plans.

Had compensation costs for the Company's stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net Income:
As reported:	$ 40,095	$ 43,448	$ 69,024	$ 68,758
Deduct stock-based compensation
under SFAS No. 123, net of taxes	(1,123)	(1,071)	(2,485)	(2,338)
Pro forma	$ 38,972	$ 42,377	$ 66,539	$ 66,420

Earnings per common share:
As reported:
Basic	$ 0.86	$ 0.94	$ 1.49	$ 1.49
Diluted	$ 0.86	$ 0.94	$ 1.48	$ 1.48
Pro forma
Basic	$ 0.84	$ 0.92	$ 1.44	$ 1.44
Diluted	$ 0.83	$ 0.91	$ 1.42	$ 1.43

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

The following table summarizes the activity in other comprehensive income (loss) for the six months ended June 27, 2004 (in thousands):

	Pre-Tax	Tax	Net Change
Fair value of swap	$ 1,303	$ (521)	$ 782
Other	(33)	13	(20)
	$ 1,270	$ (508)	$ 762

Segment reporting - The Company's primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation in the first six months were 586,560 in 2003. There were no antidilutive stock options for the first six months of 2004.

NOTE 2. LONG-TERM DEBT AND OTHER COMMITMENTS

Long-term debt consisted of (in thousands):

	June 27, 2004	December 28, 2003
Unsecured promissory notes	$ 333,830	$ -
Term loans	-	329,000
Revolving credit line	-	18,000
Total indebtedness	333,830	347,000
Less current portion	-	(142,077)
Long-term indebtedness	$ 333,830	$ 204,923

On May 10, 2004, the Company entered into a five-year, senior unsecured revolving credit facility (Credit Agreement), which provides for borrowings of up to $500 million from a syndicate of banks through May 11, 2009. The primary purpose of the Credit Agreement is to support the issuance of unsecured promissory notes under a commercial paper program (commercial paper) of up to $500 million and for general corporate purposes. Initially, however, the Company used the Credit Agreement to refinance all of its existing term debt and principal outstanding under the previous bank credit facility. This debt was subsequently retired with commercial paper during the second quarter of fiscal 2004. As a result of the refinancing, the Company wrote off capitalized loan fees of $3.7 million related to its previous bank credit facility.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company's ratings on its long-term debt from Moody's and Standard & Poor's. Interest on principal outstanding from May 10, 2004 through June 21, 2004 ranged from 1.60% to 1.63%. A facility fee for the Credit Agreement ranges from 8.0 basis points to 22.5 basis points depending on the Company's ratings, and such fees are currently at 12.5 basis points. No amounts were outstanding under the Credit Agreement at June 27, 2004.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

The commercial paper outstanding at June 27, 2004 had maturities ranging from June 28, 2004 to September 15, 2004, with interest rates ranging from 1.11% to 1.60%. The weighted average interest rate on commercial paper outstanding through June 27, 2004 was 1.18%. Because the Company's Credit Agreement provides backup for its commercial paper, the commercial paper is classified as long-term debt.

The Company's previous bank credit facility included term loans and a revolving credit line, all of which were retired from proceeds under the new debt structure described above. Interest rates applicable to debt drawn down during fiscal 2004 but prior to the refinancing of the previous bank credit facility ranged from 1.7% to 2.7% (excluding the effect of the interest rate swap discussed below).

At June 27, 2004, the Company had outstanding letters of credit totaling $7.0 million securing estimated obligations stemming from workers' compensation claims under the Company's self-insurance plans and other contingent claims.

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

The Company had one interest rate swap agreement designated as a cash flow hedge specifically designed to hedge the variability in the expected cash flows that were attributable to interest rate fluctuations on $100.0 million of its variable rate bank debt which expired in June 2004. The effect of this agreement was to fix the LIBOR interest rate exposure at approximately 3.8% on that portion of the Company's term loans.

As of June 27, 2004, the Company was a guarantor of $11.8 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company's pro rata portion of Ponderay debt, which is guaranteed by the general partners. The partnership was formed in 1985 and began operations in 1989. The debt is secured by the assets of Ponderay and matures on April 12, 2006.

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2011, totaling approximately $33 million.

NOTE 3. EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans), which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide the required benefits. The Company made $60.0 million in voluntary contributions to its plans in early 2004 and does not currently anticipate any additional contributions in the remainder of fiscal 2004.

The $60.0 million contribution exceeded the amount of net pension liabilities the Company had recognized for its qualified plans. Accordingly, $46.0 million was reclassified to Prepaid Pension and Other Assets in the first quarter to reflect the Company's pre-paid pension status.

The Company also has a limited number of supplemental retirement plans to provide key employees with additional retirement benefits. The terms of the plans are generally the same as those of the retirement plans, except that the supplemental retirement plans are limited to key employees and benefits under them are reduced by benefits received under the retirement plans. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations. The elements of pension costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service Cost	$ 4,510	$ 2,169	$ 9,709	$ 8,137
Interest Cost	7,705	4,028	16,321	15,107
Expected return on plan assets	(11,257)	(5,590)	(23,684)	(20,967)
Prior service cost amortization	207	84	335	316
Actuarial loss	1,347	100	2,983	374

Net pension expense	$ 2,512	$ 791	$ 5,664	$ 2,967

The Company contributed $529,000 and $583,000 to multi-employer plans for the three months ended June 27, 2004 and June 29, 2003, respectively, and $1.0 million for the six-month periods in 2004 and 2003.

The Company also provides or subsidizes certain retiree health care and life insurance benefits under two plans, one for employees of McClatchy Newspapers, Inc. and one for employees of The Star Tribune Company. The elements of post-retirement expenses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service Cost	$ 234	$ 418	$ 576	$ 614
Interest Cost	333	548	742	806
Prior service cost amortization	(33)	(39)	(59)	(57)
Actuarial loss	88	257	309	377

Net post-retirement expense	$ 622	$ 1,184	$ 1,568	$ 1,740

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

The Company's primary source of revenue is advertising. While percentages vary from year to year, and from newspaper to newspaper, local retail advertising carried as a part of newspapers ("run-of-press" or "ROP" advertising) or in advertising inserts placed in newspapers (preprint advertising), generally contributes roughly 40% of advertising revenues at the Company's newspapers. Recent trends have been for certain national or regional retailers to use greater preprint advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising, primarily in automotive, employment and real estate categories, generally contributes about 40% of advertising revenue and national advertising generally contributes about 10% of such advertising. Online advertising, direct marketing and other advertising make up the remainder of the Company's advertising revenues. Circulation revenues contribute roughly 15% of the Company's newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors and circulation revenues are recorded net of direct delivery costs.

See the following Results of Operations for a discussion of the Company's revenue performance and contribution by categories for the first six months of 2004 and 2003.

Recent Events and Trends

Recent Acquisition and Divestiture:

On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $41.0 million in cash. The purchase included $37.3 million in intangible assets, the most significant of which was $31.1 million of goodwill. The acquisition and results of the Merced Group are included in the Company's financial statements beginning on January 7, 2004. See Note 1 to the Consolidated Financial Statements.

On June 10, 2003, the Company sold the assets of The Newspaper Network (TNN), a national sales and marketing company. The Associated Press purchased TNN's ad processing operations and, separately, Vertis, Inc. purchased TNN's sales and marketing assets. Total consideration from the sales was $14.2 million including the assumption of liabilities. The revenues and operating results of TNN are included in discontinued operations in the Company's Consolidated Statement of Income.

Refinancing of Debt:

On May 10, 2004 the Company entered into a five-year, senior unsecured revolving credit facility (Credit Agreement), which provides borrowings of up to $500 million from a syndicate of banks through May 11, 2009. The primary purpose of the Credit Agreement is to support the issuance of unsecured promissory notes under a commercial paper program (commercial paper) of up to $500 million and for general corporate purposes. Initially, however, the Company used the Credit Agreement to refinance all of its existing term debt and principal outstanding under the previous bank credit facility. This debt was subsequently retired with commercial paper during the second quarter of fiscal 2004.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company's ratings on its long-term debt from Moody's and Standard & Poor's. Interest on principle outstanding from May 10, 2004 to June 21, 2004 ranged from 1.60% to 1.63%. A facility fee for the revolving credit ranges from 8.0 basis points to 22.5 basis points depending on the Company's ratings, and such fees are currently at 12.5 basis points. No debt was outstanding under the Credit Agreement at June 27, 2004.

The Company's commercial paper outstanding at June 27, 2004 had maturities ranging from June 28, 2004 to September 15, 2004, with interest rates ranging from 1.11% to 1.60%. The weighted average interest rate on commercial paper outstanding through June 27, 2004 was 1.18%. Because the Company's Credit Agreement provides backup for its commercial paper, the commercial paper is classified as long-term debt.

In the second quarter of fiscal 2004, the Company recognized a charge, primarily consisting of previously capitalized loan fees, of $3.7 million related to its previous debt agreement. The write-off equaled an after-tax charge of $2.25 million.

Advertising Revenues:

The most significant trend in revenues for the newspaper industry and the Company has been the decline in employment advertising revenues since 2000. The Company's employment advertising revenues, which reached $190.8 million annually in 2000, declined 41.6% to $111.4 million in 2002. Employment advertising revenues declined an additional 12.0% to $98.0 million in fiscal 2003, but the rate of decline slowed from the second quarter of 2003 through the end of the year, with the fourth quarter declining 6.6% from the fiscal 2002 fourth quarter. Employment advertising improved in 2004 as discussed below.

In the first half of fiscal 2004, total advertising revenues grew 7.4% from the first half of fiscal 2003 to $472.7 million. A rebound in employment revenues of 8.6% from the first half of 2003, together with growth in national revenue and continued growth of Internet revenues, contributed to the increase in advertising revenue for the first half of fiscal 2004. In addition, the Merced Group contributed $5.8 million in advertising revenues for the first half of fiscal 2004. Please see the revenue discussions below under Results of Operations.

Operating Expenses:

The Company incurred three newsprint price increases in 2003, and one in May 2004, resulting in higher prices in the first six months of 2004 compared to the first six months of 2003. In July, three of the Company's newsprint suppliers announced a $50 per metric ton price increase effective for September 1, 2004. It is uncertain whether the amount and/or timing of the newsprint price increase will be implemented as indicated by the announcements. Newsprint pricing is largely dependent on global demand and supply for newsprint. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. The impact of newsprint price increases on the Company's expenses is discussed under Results of Operations below.

The Company's fringe benefit costs increased 14.3% over the first six months of fiscal 2003 due primarily to higher retirement and medical costs, and are expected to continue to increase over the remainder of fiscal 2004. With regard to the Company's retirement expenses, historically low long-term interest rates caused the Company to use a 6.25% discount rate to calculate its pension and post-retirement expenses in fiscal 2004 compared to a 6.75% rate used in fiscal 2003. In addition, with an economic recovery anticipated by many analysts over the next several years, the Company believes it is prudent to increase its assumed rate of salary increase from a range of 3.0% to 5.0% used in 2003 to a range of 3.5% to 5.0% in 2004 for its pension plans. These factors will increase the Company's pension expense in fiscal 2004 compared to 2003. (See Note 3 to the Consolidated Financial Statements.) The Company has contributed $60.0 million to its pension plans during the first six months of 2004, and expected earnings on this contribution will partially offset these increases. Nonetheless, the Company expects its pension and post-retirement expense to increase between $4.0 million and $6.0 million in fiscal 2004 compared to fiscal 2003. Medical costs are also expected to rise in fiscal 2004 between $4.0 million and $6.0 million from 2003 levels.

RESULTS OF OPERATIONS

Second Fiscal Quarter 2004 Compared To Second Fiscal Quarter 2003

The Company reported net income of $40.1 million or 86 cents per share for the second fiscal quarter of 2004, compared to $37.5 million or 81 cents per share from continuing operations in the second fiscal quarter 2003.

Earnings in the 2004 quarter included a charge related to the Company's recent debt refinancing of $2.25 million after taxes. Total earnings in the 2003 quarter include a gain on the sale of a discontinued operation of 13 cents per share, and were 94 cents including the discontinued operation.

Revenues:

Revenues in the second fiscal quarter, including $3.6 million from the Merced Group, were $296.3 million, up 7.2% from revenues from continuing operations in the second fiscal quarter 2003. Advertising revenues were up 8.1% to $248.0 million and circulation revenue was up 1.7% to $42.0 million.

The following table summarizes the Company's revenue by category for the second fiscal quarter 2004 compared to the second fiscal quarter 2003. In order to allow an analysis of the categories on a comparable basis to fiscal 2003 operations, advertising revenues from the Merced Group are excluded from the advertising categories, and are discussed separately below. Management believes such an analysis is helpful to enable investors to understand the underlying performance of the Company's historical business.

(Dollars in thousands)
	Quarter Ended
	June 27,	June 29,	%
	2004	2003	Change
Advertising Revenues:
Retail	$ 100,586	$ 98,239	2.4
National	26,327	24,713	6.5
Classified:
Automotive	30,267	30,306	(0.1)
Employment	28,488	24,653	15.6
Real estate	24,879	22,838	8.9
Other	10,200	9,840	3.7
Total classified	93,834	87,637	7.1
Other	24,049	18,950	26.9
Subtotal	244,796	229,539	6.6
Merced advertising	3,244	-	NM
Total advertising	248,040	229,539	8.1

Circulation	41,964	41,276	1.7
Other	6,266	5,555	12.7

Total Revenues	$ 296,270	$ 276,370	7.2

NM - Not Meaningful

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes the second fiscal quarter 2004 revenues at its newspapers operations by region with quarter-over-quarter changes:

(Dollars in thousands)
	Minnesota		California (1)		Carolinas		Northwest
		%		%		%		%
	Revenues	Change	Revenues	Change	Revenues	Change	Revenues	Change

Advertising	$ 78,819	7.4	$ 94,429	10.9	$ 39,723	7.0	$ 35,069	3.5
Circulation	16,839	3.2	12,742	(0.2)	6,117	1.5	6,266	1.3
Other	1,157	61.4	1,604	21.4	1,493	12.5	1,769	(9.6)
Total	$ 96,815	7.1	$108,775	9.6	$ 47,333	6.4	$ 43,104	2.6

  The California region includes the 2004 revenues of $3.6 million of the Merced Group. Excluding the Merced Group, advertising revenues in this region increased 7.1% and total revenues were up 6.1%.

Retail advertising, excluding the Merced Group, grew $2.3 million over the second fiscal quarter 2003 with about half of the growth coming from preprint advertising inserts placed into the newspapers and half from ROP advertising. Preprint advertising was up $1.1 million, or 3.0% and ROP advertising increased $1.2 million or 2.0%. Much of the revenue increase was from the Company's three daily Bee newspapers in California ($1.2 million) and from the Star Tribune in Minneapolis ($1.6 million). Retail advertising declined in the Carolina and Northwest regions due primarily to cutbacks at major department stores in these regions.

National advertising, excluding the Merced Group, increased $1.6 million, reflecting strong advertising from the entertainment, airline and banking categories. Entertainment and airline advertising contributed $1.0 million of the increase in national advertising. The increase was generated by the Star Tribune in Minneapolis, the News & Observer in Raleigh, NC, and the Northwest regions. The California newspapers experienced relative declines in national advertising due to significant increases in telecommunications advertising in that region in 2003 that diminished in 2004.

Classified advertising, excluding the Merced Group, increased $6.2 million over the second fiscal quarter 2003, mostly from growth in employment and real estate advertising. Employment advertising was up $3.8 million or 15.6% and increased in all regions. The Star Tribune (up $1.5 million) and California region (up $1.1 million) led the Company in employment advertising growth in the second quarter of 2004 compared to the second quarter of 2003. Real estate advertising was up $2.0 million or 8.9% and was also up in all regions. The increase in real estate advertising in the second quarter continued to reflect the national trend in this category.

Other advertising revenues, excluding the Merced Group, increased $5.1 million and primarily consisted of direct marketing and Internet advertising revenues, two of the fastest growing revenue sources at the Company's newspapers. Direct marketing revenues increased $1.5 million with the growth coming primarily from the Company's three Bee newspapers, which have combined to offer direct mail programs to advertisers. Online advertising grew $3.6 million or 54.0% with strong growth in all regions. Employment advertising represents 51.4% of online advertising and increased $2.7 million in the quarter.

The Merced Group contributed $3.2 million in advertising revenues in the second fiscal quarter, including $1.6 million in retail advertising, $1.1 million in classified advertising and $412,000 in direct mail advertising revenues.

Circulation revenues increased $688,000. The Merced Group contributed $180,000 of this increase in the quarter. The remainder of the increase came primarily from the Star Tribune, where volumes increased and promotional discounts were down.

Operating Expenses:

Operating expenses increased 6.6% including $3.0 million from the Merced Group, and were up 5.2% excluding the expenses of the Merced Group. The following review of expense categories excludes the expenses of the Merced Group. Management believes such an analysis is helpful to enable investors to understand the underlying performance of the Company's historical business.

The 5.2% increase in expenses excluding the Merced Group primarily reflects higher newsprint, retirement and medical costs. Newsprint and supplement expense was up 10.5% with newsprint prices up 10.3% and newsprint consumption down 0.1%. Supplement costs were up $584,000. Compensation costs were up 5.5% reflecting salary increases, incentive pay and higher fringe benefit costs. Salaries and incentive pay increased 4.0%. Merit increases of about 3.0% were offset somewhat by a 1.7% decline in head count, but incentive pay and sales commissions increased as revenue and other target goals were met. Fringe benefit costs rose 11.9%, largely due to $2.4 million in additional retirement and medical costs. Other operating expenses increased 4.4% primarily due to increased postage costs associated with the Company's direct mail programs and higher bad debt reserves. Depreciation and amortization decreased $905,000, or 5.3%, largely reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain intangible assets.

Non-Operating (Expenses) Income - Net:

Interest expense was $2.3 million for the second fiscal quarter 2004. This is a 57.7% decline from the second fiscal quarter 2003, as the Company benefited from lower interest rates, the expiration of three interest rate swap agreements in June 2003, and debt repayment from free cash flow. The Company also recorded $3.7 million as a pre-tax charge to write off costs associated with its recent debt refinancing. See Note 2 to the financial statements and "Refinancing of Debt" discussion under "Recent Events and Trends" above. The Company also recorded $419,000 as its share of Ponderay's income for the second fiscal quarter 2004 compared to $161,000 of income in the second fiscal quarter 2003. In the second quarter of fiscal 2003, the Company recorded a pre-tax charge of $504,000 to write down a certain Internet investment.

Income Taxes:

The Company's effective income tax rate was 39.7% for the second fiscal quarter 2004 compared to 38.0% in the second fiscal quarter 2003. The lower annual effective rate in 2003 reflects the successful resolution of certain state tax positions the Company took in connection with past acquisitions.

First Half of Fiscal 2004 Compared to First Half of Fiscal 2003

The Company reported net income of $69.0 million or $1.48 per share for the first half of fiscal 2004, which included the non-cash charge of $2.25 million after tax related to its debt refinancing. Earnings from continuing operations in the first half of fiscal 2003 were $62.8 million or $1.35 per share, and were $1.48 per share including income from a discontinued operation. Revenues and expenses in the six-month period were generally affected by the trends discussed in the quarterly comparison above, with exceptions noted below.

Revenues:

Revenues in the first half of fiscal 2004, including $6.7 million from the Merced Group, were $568.6 million, up 6.4% from revenues from continuing operations in the first half of fiscal 2003. Advertising revenues were up 7.4% to $472.7 million and circulation revenues were up 0.7% to $83.5 million.

The following table summarizes the Company's revenue by category for the first six months of 2004 compared to the first six months of 2003. In order to allow an analysis of the categories on a comparable basis to fiscal 2003 operations, advertising revenues from the Merced Group are excluded from the advertising categories, and are discussed separately below. Management believes such an analysis is helpful to enable investors to understand the underlying performance of the Company's historical business.

(Dollars in thousands)
	Year to date
	June 27,	June 29,	%
	2004	2003	Change
Advertising Revenues:
Retail	$ 190,491	$ 185,690	2.6
National	50,162	46,061	8.9
Classified:
Automotive	59,810	58,891	1.6
Employment	55,293	50,899	8.6
Real estate	47,676	43,772	8.9
Other	18,818	19,204	(2.0)
Total classified	181,597	172,766	5.1
Other	44,695	35,444	26.1
Subtotal	466,945	439,961	6.1
Merced advertising	5,753	-	NM
Total advertising	472,698	439,961	7.4

Circulation	83,510	82,936	0.7
Other	12,345	11,354	8.7

Total Revenues	$ 568,553	$ 534,251	6.4

NM - Not Meaningful

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes revenues for the first half of 2004 at its newspapers operations by region with year-over-year changes:

(Dollars in thousands)
	Minnesota		California (1)		Carolinas		Northwest
		%		%		%		%
	Revenues	Change	Revenues	Change	Revenues	Change	Revenues	Change

Advertising	$ 151,415	6.6	$ 180,287	10.8	$ 75,469	5.6	$ 65,527	2.7
Circulation	33,010	0.6	25,713	0.3	12,327	1.5	12,460	0.8
Other	2,125	70.7	3,199	26.0	3,355	11.2	3,218	(19.1)
Total	$ 186,550	6.0	$ 209,199	9.6	$ 91,151	5.2	$ 81,205	1.3

  The California region includes the 2004 revenues of $6.7 million of the Merced Group. Excluding the Merced Group, advertising revenues in this region increased 7.3% and total revenues were up 6.1%.

Retail advertising, excluding the Merced Group, grew $4.8 million over the first half of 2003 due to growth in preprinted advertising inserts placed into the newspapers, which was up $2.5 million, or 3.5% and in ROP advertising, which increased $2.2 million or 2.0%. As was noted earlier, much of the revenue increase was from the Company's three daily Bee newspapers in California ($2.4 million) and from the Star Tribune in Minneapolis ($3.3 million), offset by declines in the Carolina and Northwest regions.

National advertising, excluding the Merced Group, increased $4.1 million, reflecting strong advertising from the automotive, banking, entertainment and airline categories, with a decline in telecommunications (primarily in the California region). Banking and airline contributed $2.2 million of the increase in national advertising. The net increase in national revenues was spread among the California, Minnesota and Carolinas regions, while the Northwest newspapers reported a decline in national advertising.

Classified advertising, excluding the Merced Group, increased $8.8 million over the first half of 2003, mostly from employment and real estate advertising growth. As previously discussed, employment advertising was up in all regions and gained momentum as the year has progressed. Real estate advertising was strong in all regions except for the Carolina region, where it declined nominally year-to-date, but was up in the second quarter. The increase in real estate advertising in the Company's other regions reflects the national trend in this category.

Other advertising revenues, excluding the Merced Group, increased $9.3 million and primarily consisted of direct marketing and Internet advertising revenues. Direct marketing revenues increased $2.4 million with most of the growth coming from the Company's three Bee newspapers. Online advertising grew $6.9 million or 55.9% with strong growth in all regions.

The Merced Group contributed $5.8 million in advertising revenues in the first half, including $2.8 million in retail advertising, $2.2 million in classified advertising and $727,000 in direct mail advertising revenues.

Consolidated circulation revenues increased $575,000 with much of the growth from the Merced Group. Circulation revenues at other newspapers increased nominally as increases at some newspapers were offset by declines at others.

Operating Expenses:

Operating expenses increased 5.6% including $5.6 million from the newly acquired Merced Group, and were up 4.3% excluding the expenses of the Merced Group. The following review of expense categories excludes the expenses of the Merced Group. Management believes such an analysis is helpful to enable investors to understand the underlying performance of the Company's historical business.

The 4.3% increase in expenses excluding the Merced Group generally reflects the same factors discussed in the second quarter review above. Newsprint and supplement expense was up 10.0% with newsprint prices up 8.8% and newsprint consumption down 0.9%. Supplement costs were up $1.6 million. Compensation costs were up 5.0%, primarily reflecting salary increases and higher fringe benefit costs. Salaries increased 3.0% reflecting merit increases, which were offset somewhat by a decline in head count. However, fringe benefit costs rose 13.3%, largely due to $5.4 million in additional retirement and medical costs. Other operating expenses increased 3.3% primarily due to increased postage costs associated with the Company's direct mail programs. Depreciation and amortization decreased $2.7 million, or 7.5%, largely reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain intangible assets.

Non-Operating (Expenses) Income - Net:

Interest expense was $5.9 million for the first half of fiscal 2004. This is a 44.2% decline from the first half of fiscal 2003, as the Company benefited from lower interest rates, the expiration of three interest rate swap agreements in June 2003, and debt repayment from free cash flow. The Company also recorded $3.7 million as a pre-tax charge to write off costs associated with its recent debt refinancing. See Note 2 to the financial statements and "Refinancing of Debt" discussion under "Recent Events and Trends" above.

The Company also recorded $312,000 as its share of Ponderay's income for the first half of fiscal 2004 compared to $190,000 of loss in the first half of fiscal 2003. In 2003 the Company recorded a pre-tax charge of $504,000 to write down a certain Internet investment.

Income Taxes:

The Company's effective income tax rate was 39.8% for the first half of fiscal 2004 compared to 38.6% in the first half of fiscal 2003, when the Company recorded the effect of the successful resolution of certain state tax positions it had taken in connection with past acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company's cash and cash equivalents were $3.8 million at June 27, 2004 versus $3.4 million at the end of fiscal 2003. The Company generated $86.5 million of cash from operating activities for the first six months of fiscal 2004. The major non-operating uses of cash for the first six months of fiscal 2004 have been to purchase the Merced Group, purchase property, plant and equipment, and pay dividends. The Company repaid $347 million of debt under its previous debt agreements and had net proceeds of $375 million for the issuance of debt under its new Credit Agreement. Debt under the Credit Agreement was subsequently retired with proceeds from issuing commercial paper. See discussion of debt refinancing below. The Company paid $11.1 million in dividends for the first half of fiscal 2004, an increase to 12 cents per share from 11 cents, while proceeds from issuing Class A stock under employee stock plans totaled $4.1 million. See the Company's Statement of Cash Flows on page 4.

During the first six months of 2004, the Company made voluntary contributions of $60.0 million to its defined benefit pension plans to reduce the unfunded liability of its qualified pension plans, which totaled $14.0 million at December 28, 2003, and to help reduce pension expense with the earnings on the contributions. Given the anticipated increase in its pension obligations in 2004 resulting from pension expense, and depending on the return on pension assets and the interest rate environment, management considered the $60.0 million contribution to be prudent. The Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans in future years, but does not currently anticipate any additional contributions in fiscal 2004.

The Company expended a total of $23.1 million in the first half of fiscal 2004 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Planned expenditures in fiscal 2004 are estimated to be $48.0 million at existing facilities.

Debt and Related Matters:

On May 10, 2004 the Company entered into a five-year, senior unsecured revolving credit facility (Credit Agreement), which provides borrowings of up to $500 million from a syndicate of banks through May 11, 2009. The primary purpose of the Credit Agreement is to support the issuance of unsecured promissory notes under a commercial paper program (commercial paper) of up to $500 million and for general corporate purposes. Initially, however, the Company used the Credit Agreement to refinance all of its existing term debt and principal outstanding under the previous bank credit facility. This debt was subsequently retired with commercial paper during the second quarter of fiscal 2004.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company's ratings on its long-term debt from Moody's and Standard & Poor's. Interest on principle outstanding from May 10, 2004 to June 21, 2004 ranged from 1.60% to 1.63%. A facility fee for the revolving credit ranges from 8.0 basis points to 22.5 basis points depending on the Company's ratings, and such fees are currently at 12.5 basis points. No debt was outstanding under the Credit Agreement at June 27, 2004.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

The Company's commercial paper outstanding at June 27, 2004 had maturities ranging from June 28, 2004 to September 15, 2004, with interest rates ranging from 1.11% to 1.60%. The weighted average interest rate on commercial paper outstanding through June 27, 2004 was 1.18%. Because the Company's Credit Agreement provides backup for its commercial paper, the commercial paper was classified as long-term debt.

The Company anticipates using cash generated from its operations to reduce its outstanding debt by retiring its commercial paper, until such times that additional liquidity is needed for working capital and other operating needs (such as tax payments and capital expenditures). In the event additional liquidity is needed for such purposes, the Company anticipates that it would increase debt through the issuance of additional commercial paper. The Company considers these fluctuations in its debt to be in the normal course of business and to be immaterial to its operations and financial position given its $500 million borrowing capacity under its Credit Agreement and commercial paper program.

The Company currently has outstanding letters of credit totaling $7.0 million securing estimated obligations stemming from workers' compensation claims under the Company's self-insurance plans and other contingent claims. The Company had $159.1 million of available credit under its current Credit Agreement at June 27, 2004.

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

The Company had one interest rate swap agreement designated as a cash flow hedge specifically designed to hedge the variability in the expected cash flows that were attributable to interest rate fluctuations on $100.0 million of its variable rate bank debt which expired in June 2004. The effect of this agreement was to fix the LIBOR interest rate exposure at approximately 3.8% on that portion of the Company's term loans.

Contractual Obligations:

As of June 27, 2004, the Company was a guarantor of $11.8 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company's pro rata portion of Ponderay debt, which is guaranteed by the general partners. The partnership was formed in 1985 and began operations in 1989. The debt is secured by the assets of Ponderay and matures on April 12, 2006.

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2011, totaling approximately $33 million.

Significant changes in the Company's contractual obligations since year-end 2003 include extending the maturity of its long-term debt to May 11, 2009, through its refinancing (discussed above) and the payment of pension obligations for its qualified plans through the voluntary $60 million contribution. Pension obligations now include $21.4 million of liabilities related to non-qualified plans while the qualified plans have a $41.9 million prepaid balance in other assets.

RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about plans to further fund pension assets, return on pension plan assets and assumed salary increases, newsprint costs, pension, retirement and medical costs, amortization expense, use of derivative instruments, prepayment and refinancing of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; geo-political uncertainties including those related to war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates or in the availability of capital; changes in pension assets and liabilities; increased competition from newspapers or other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets, increased volatility in retail advertising in our newspapers, or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 14.0% of McClatchy's operating expenses for the first half of fiscal 2004. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company's earnings per share, please see the newsprint discussion above at "Recent Events and Trends." If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers would be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of June 27, 2004, approximately a quarter of our full- and part-time employees were represented by unions including 58% at the Star Tribune and 23% at The Sacramento Bee, the Company's two largest newspapers. Most of the Company's union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company's operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations.

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

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would have less than a $0.01 per share increase or decrease in the Company's annual results of operations.

Item 4 -	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's management, including the CEO and CFO, concluded at that time that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports it files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Remainder of this page left intentionally blank)

PART II - OTHER INFORMATION
Item 1	Legal Proceedings - None

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

Item 3	Default Upon Senior Securities - None

Item 4	Submission of Matters to a Vote of Security Holders:

The Company held its annual shareholders' meeting on May 19, 2004 to vote on three proposals. Shareholders approved all of the proposals by voting as follows:

		VOTES
1.	Election of Directors of the Board	FOR	WITHHELD
	Class A Common Stock
	Elizabeth Ballantine	16,532,804	47,765
	Leroy Barnes, Jr.	16,220,214	360,355
	S. Donley Ritchey	15,424,192	1,156,377
	Maggie Wilderotter	12,148,955	4,431,614

	Class B Common Stock	FOR	WITHHELD
	William K. Coblentz	25,999,647	-0-
	Molly Maloney Evangelisti	25,999,647	-0-
	Larry Jinks	25,999,647	-0-
	Joan F. Lane	25,999,647	-0-
	James B. McClatchy	25,999,647	-0-
	Kevin S. McClatchy	25,999,647	-0-
	William Ellery McClatchy	25,999,647	-0-
	Theodore Mitchell	25,999,647	-0-
	Gary B. Pruitt	25,999,647	-0-
	Frederick R. Ruiz	25,999,647	-0-

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2.	To Approve McClatchy's 2004 Stock Incentive Plan	26,959,820	370,915	25,352	301,616

3.	Ratification of Deloitte & Touche LLP as Auditors for 2004	27,583,103	70,563	4,037	-0-

Item 5	Other Information - None

Item 6 (a)	Exhibits filed as a part of this Report as listed in the Index of Exhibits, on page 30 hereof.

(b)

Reports on Form 8-K - Filed on April 15, 2004, titled "McClatchy Reports Record First Quarter 2004 Earnings and Provides Second Quarter Outlook" and Form 8-K filed on May 10, 2004, titled "McClatchy Completes Debt Refinancing."

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
July 29, 2004	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
July 29, 2004	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit		Description
3.1	*	The Company's Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company's 1997 Form 10-K.
3.2	*	The Company's By-laws as amended on December 4, 2002 included as Exhibit 3.2 to the Company's 2002 Form 10-K.
4.1		Form of Physical Note for the Company's Commercial Paper Program.
10.1

Credit Agreement dated as of May 10, 2004 among The McClatchy Company and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and JPMorgan Chase Bank as Syndication agent and other Lenders Parties hereto.

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

**10.3	*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 31, 2000.
**10.4	*	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002 included as Exhibit 10.4 to the Company's 2001 Form 10-K.
**10.5	*	Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.6	*	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company's Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.
**10.7	*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.
**10.8	*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.
**10.9	*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Form 10-K.
**10.10	*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003 included as Exhibit 10.10 to the Company's 2003 Form 10-K.
**10.11	*	The Company's Long-Term Incentive Plan dated January 1, 1998 included as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.12	*	The Company's Amended and Restated Chief Executive Bonus Plan, dated March 19, 2003 included as Exhibit 10.12 to the Company's Report on Form 10-Q for the Quarter Ending June 29, 2003.
**10.13	*	The Company's Amended and Restated 2001 Director Stock Option Plan included as Exhibit 10.13 to the Company's 2002 Report on Form 10-K.
**10.14		The McClatchy Company 2004 Stock Incentive Plan.
21	*	Subsidiaries of the Company.
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors