Form 10-Q
period 2004-09-26
MCCLATCHY CO
filed 2004-10-28
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 26, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824

The McClatchy Company
(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 26, 2004:

Class A Common Stock	20,176,307
Class B Common Stock	26,264,147

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	September 26,	December 28,
	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 2,378	$ 3,384
Trade receivables (less allowance of
$2,724 in 2004 and $3,084 in 2003)	128,041	129,066
Other receivables	3,291	3,859
Newsprint, ink and other inventories	16,323	15,518
Deferred income taxes	19,317	18,366
Prepaid income taxes	-	10,355
Other current assets	9,412	7,910
	178,762	188,458
PROPERTY, PLANT AND EQUIPMENT:
Building and improvements	235,404	230,502
Equipment	524,481	513,134
	759,885	743,636

Less accumulated depreciation	(465,248)	(440,110)
	294,637	303,526
Land	53,428	51,373
Construction in progress	23,873	15,429
	371,938	370,328
INTANGIBLE ASSETS:
Identifiable intangibles - net	71,657	81,921
Goodwill - net	1,249,064	1,218,047
	1,320,721	1,299,968

PREPAID PENSION AND OTHER ASSETS	56,785	16,544

TOTAL ASSETS	$ 1,928,206	$ 1,875,298

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

	September 26,	December 28,
	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of debt	$ -	$ 142,077
Accounts payable	30,511	31,841
Accrued compensation	58,398	60,833
Income taxes	10,993	-
Unearned revenue	43,437	40,424
Carrier deposits	1,740	2,435
Other accrued liabilities	19,191	19,044
	164,270	296,654

LONG-TERM DEBT	307,288	204,923

OTHER LONG-TERM OBLIGATIONS	45,631	58,702

DEFERRED INCOME TAXES	95,737	99,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 100,000,000 shares,
issued 20,158,680 in 2004 and 19,896,011 in 2003	202	199
Class B - authorized 60,000,000 shares,
issued 26,264,147 in 2004 and 26,384,147 in 2003	263	264
Additional paid-in capital	333,162	325,599
Retained earnings	1,046,939	956,003
Accumulated other comprehensive loss	(65,286)	(66,048)
	1,315,280	1,216,017

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,928,206	$ 1,875,298

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
REVENUES - NET
Advertising	$ 239,662	$ 225,350	$ 712,360	$ 665,311
Circulation	41,611	41,251	125,121	124,187
Other	5,399	5,499	17,744	16,853
	286,672	272,100	855,225	806,351
OPERATING EXPENSES
Compensation	114,928	110,488	351,335	333,110
Newsprint and supplements	38,050	34,179	111,239	99,984
Depreciation and amortization	16,750	17,166	49,774	52,519
Other operating expenses	51,247	49,001	153,255	146,116
	220,975	210,834	665,603	631,729

OPERATING INCOME	65,697	61,266	189,622	174,622

NON-OPERATING (EXPENSES) INCOME
Interest expense	(1,509)	(3,888)	(7,457)	(14,549)
Refinancing related charge	-	-	(3,737)	-
Partnership income	230	449	542	259
Other - net	(126)	85	(62)	(199)
	(1,405)	(3,354)	(10,714)	(14,489)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	64,292	57,912	178,908	160,133
INCOME TAX PROVISION	25,220	22,130	70,812	61,587
INCOME FROM CONTINUING OPERATIONS	39,072	35,782	108,096	98,546

DISCONTINUED OPERATION
Income from discontinued operation
(including $10,241 gain on disposal in June 2003)	-	94	-	10,114
Income tax provision	-	38	-	4,064
Income from discontinued operation	-	56	-	6,050
NET INCOME	$ 39,072	$ 35,838	$ 108,096	$ 104,596
NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$ 0.84	$ 0.78	$ 2.33	$ 2.14
Income from discontinued operation	-	-	-	0.13
Net income per share	$ 0.84	$ 0.78	$ 2.33	$ 2.27

Diluted:
Income from continuing operations	$ 0.83	$ 0.77	$ 2.31	$ 2.12
Income from discontinued operation	-	-	-	0.13
Net income per share	$ 0.83	$ 0.77	$ 2.31	$ 2.25

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,410	46,146	46,360	46,087
Diluted	46,841	46,466	46,798	46,394

See notes to consolidated financial statements.
THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	September 26,	September 28,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations	$ 108,096	$ 98,546

Reconciliation to net cash provided:
Depreciation and amortization	49,774	52,519
Deferred income taxes	(4,726)	2,803
Partnership income	(542)	(259)
Contribution to pension plans	(60,000)	(50,000)
Refinancing related charge	3,737	-
Changes in certain assets and liabilities - net	29,541	16,998
Other	1,581	4,041
Net cash provided by continuing operations	127,461	124,648
Income from discontinued operation	-	6,050
Reconciliation to net cash used:
Gain on sale of discontinued operation	-	(10,241)
Other - net	-	1,710
Net cash used by discontinued operation	-	(2,481)
Net cash provided by operating activities	127,461	122,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(35,034)	(21,484)
Purchase of Merced Group	(40,984)	-
Proceeds from sale of discontinued operation	-	9,749
Other - net	278	48
Net cash used by investing activities	(75,740)	(11,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of commercial paper	307,288	-
Repayment of debt	(347,000)	(98,700)
Payment of financing costs	(2,045)	-
Payment of cash dividends	(17,160)	(15,214)
Other - principally stock issuances	6,190	6,390
Net cash used by financing activities	(52,727)	(107,524)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,006)	2,956
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,384	5,357
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,378	$ 8,313

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$ 52,816	$ 52,453
Interest (net of capitalized interest)	$ 6,806	$ 12,563

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)
	Par Value		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B
BALANCES, DECEMBER 28, 2003	$ 199	$ 264	$ 325,599	$ 956,003	$ (66,048)	$ 1,216,017
Net Income				108,096		108,096
Change in fair value of swaps					782
Other					(20)
Other comprehensive income					762	762
Total comprehensive income						108,858
Dividends paid ($.37 per share)				(17,160)		(17,160)
Conversion of 120,000 Class B shares
to Class A	1	(1)				-
Issuance of 142,669 Class A shares
under stock plans	2		6,189			6,191
Tax benefit from stock plans			1,374			1,374
BALANCES, SEPTEMBER 26, 2004	$ 202	$ 263	$ 333,162	$ 1,046,939	$ (65,286)	$ 1,315,280

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

Acquisition - On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $41.0 million in cash. Revenues of the Merced Group in fiscal 2003 (year ended March 31, 2003) were $12.6 million. The purchase included $37.2 million in intangible assets, the most significant of which was $31.0 million of goodwill. Amortization of the goodwill and other identifiable intangibles will be deductible for tax purposes. The useful lives associated with the $6.2 million of identifiable intangible assets range from eight to 17 years. See the discussion of intangibles and goodwill below. The acquisition and results of the Merced Group are included in the Company's financial statements beginning on January 7, 2004. The results of the acquisition on the Company's pro forma combined results of operations for the fiscal year ended
December 28, 2003, or any interim period in the 2003 fiscal year (assuming the acquisition was made at the beginning of fiscal year 2003), were not material.

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

Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see Note 2) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis at prevailing market prices until the debt is repaid. The Company satisfies this obligation by direct purchase (payments made in the first nine months of fiscal 2004 and 2003: $10,969,000 and $10,415,000, respectively) or reallocation to other buyers.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

10 to 60 years for buildings
9 to 25 years for presses
3 to 15 years for other equipment

Intangibles and goodwill consist of the unamortized excess of the cost of acquiring newspaper operations over the fair values of the newspapers' tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers, covenants not to compete and commercial printing contracts, are amortized over three to forty years. Prior to the adoption of SFAS No. 142 in fiscal 2002, the excess of purchase prices over identifiable assets was amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of its newspaper operations. The increase in intangible assets and goodwill from December 28, 2003 largely resulted from the acquisition of the Merced Group as discussed above, offset by a reduction in capitalized loan origination fees related to the Company's previous debt agreement, which were written off when the debt was refinanced - see discussion at Note 2. Information regarding the Company's identifiable intangible assets as of
September 26, 2004 is as follows (in thousands):

	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 Years	$ 256,150	$ 194,816	$ 61,334
Other	6 Years	20,130	9,807	10,323

Identifiable intangible assets		$ 276,280	$ 204,623	$ 71,657

Amortization expense was $13,700,000 for the nine months ended September 26, 2004. The remaining expense for fiscal 2004 and for the five succeeding fiscal years for intangible assets owned as of September 26, 2004, is as follows (in thousands):

Year	Estimated Amortization Expense
2004 (remaining)	$ 4,571
2005	17,909
2006	7,601
2007	3,753
2008	3,743
2009	3,713

Stock-based compensation - At September 26, 2004, the Company had six stock-based compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." No material amounts of compensation have been recorded for these plans.

Had compensation costs for the Company's stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net Income:
As reported:	$ 39,072	$ 35,838	$ 108,096	$ 104,596
Deduct stock-based compensation
under SFAS No. 123, net of taxes	(1,144)	(1,120)	(3,631)	(3,463)
Pro forma	$ 37,928	$ 34,718	$ 104,465	$ 101,133

Earnings per common share:
As reported:
Basic	$ 0.84	$ 0.78	$ 2.33	$ 2.27
Diluted	$ 0.83	$ 0.77	$ 2.31	$ 2.25
Pro forma
Basic	$ 0.82	$ 0.75	$ 2.25	$ 2.19
Diluted	$ 0.81	$ 0.75	$ 2.23	$ 2.18

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

The following table summarizes the activity in other comprehensive income (loss) for the six months ended September 26, 2004 (in thousands):

	Pre-Tax	Tax	Net Change
Fair value of swap	$ 1,303	$ (521)	$ 782
Other	(33)	13	(20)
	$ 1,270	$ (508)	$ 762

Segment reporting - The Company's primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation in the first nine months, were 61,763 in 2003. There were no antidilutive stock options for the first nine months of 2004.

NOTE 2. LONG-TERM DEBT AND OTHER COMMITMENTS

Long-term debt consisted of (in thousands):

	September 26,	December 28,
	2004	2003
Unsecured promissory notes	$ 307,288	-
Term Loans	-	$ 329,000
Revolving credit line	-	18,000
Total debt	307,288	347,000
Less current portion	-	(142,077)
Long-term debt	$ 307,288	$ 204,923

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

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company's ratings on its long-term debt from Moody's and Standard & Poor's. A facility fee for the Credit Agreement ranges from 8.0 basis points to 22.5 basis points depending on the Company's ratings, and such fees are currently at 12.5 basis points. No amounts were outstanding under the Credit Agreement at September 26, 2004.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

The commercial paper outstanding at September 26, 2004 had maturities ranging from overnight to 74 days, with interest rates ranging from 1.62% to 1.90%. The weighted average interest rate on commercial paper outstanding since May 12, 2004 (inception of the program) through September 26, 2004 was 1.45%. Because the Company's Credit Agreement provides backup for its commercial paper, the commercial paper is classified as long-term debt.

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

At September 26, 2004, the Company had outstanding letters of credit totaling $7.0 million securing estimated obligations stemming from workers' compensation claims and other contingent claims.

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

As of September 26, 2004, the Company was a guarantor of $10.9 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company's pro rata portion of Ponderay debt, which is guaranteed by the general partners. The partnership was formed in 1985 and began operations in 1989. The debt is secured by the assets of Ponderay and matures on April 12, 2006.

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2011, totaling approximately $19.0 million.

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

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

Service cost	$ 4,854	$ 4,069	$ 14,563	$ 12,206
Interest cost	8,161	7,553	24,482	22,660
Expected return on plan assets	(11,842)	(10,483)	(35,526)	(31,450)
Prior service cost amortization	167	158	502	474
Actuarial loss	1,491	186	4,474	560

Net post-retirement expense	$ 2,831	$ 1,483	$ 8,495	$ 4,450

The Company contributed $477,000 and $472,000 to multi-employer plans for the three months ended September 26, 2004 and September 28, 2003, respectively, and $1.5 million in each of the nine-month periods in 2004 and 2003.

The Company also provides or subsidizes certain retiree health care and life insurance benefits with two plans, one for employees of McClatchy Newspapers, Inc. and one for employees of The Star Tribune Company. The elements of post-retirement expenses are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

Service cost	$ 288	$ 306	$ 864	$ 920
Interest cost	371	402	1,113	1,208
Prior service cost amortization	(29)	(28)	(88)	(85)
Actuarial loss	154	188	463	565

Net post-retirement expense	$ 784	$ 868	$ 2,352	$ 2,608

NOTE 4. COMMON STOCK AND STOCK PLANS

The Company's Class A and Class B Common Stock participate equally in dividends. Holders of Class B are entitled to one vote per share and to elect as a class 75% of the Board of Directors, rounded down to the nearest whole number. Holders of Class A Common Stock are entitled to one-tenth of a vote per share and to elect as a class 25% of the Board of Directors, rounded up to the nearest whole number. Class B Common Stock is convertible at the option of the holder into Class A Common Stock on a share-for-share basis.

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

The Company's primary source of revenue is advertising. While percentages vary from year to year, and from newspaper to newspaper, local retail advertising carried as a part of newspapers ("run-of-press" or "ROP" advertising) or in advertising inserts placed in newspapers (preprint advertising), generally contributes roughly 40% of advertising revenues at the Company's newspapers. Recent trends have been for certain national or regional retailers to use greater preprint advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising, primarily in automotive, employment and real estate categories, generally contributes about 40% of advertising revenue and national advertising generally contributes about 10% of total advertising. Online advertising, direct marketing and other advertising make up the remainder of the Company's advertising revenues. Circulation revenues contribute roughly 15% of the Company's newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors and circulation revenues are recorded net of direct delivery costs.

See the following Results of Operations for a discussion of the Company's revenue performance and contribution by categories for the third quarter and first nine months of fiscal 2004 and 2003.

Recent Events and Trends

Recent Acquisition and Divestiture:

On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $41.0 million in cash. The purchase included $37.2 million in intangible assets, the most significant of which was $31.0 million of goodwill. The acquisition and results of the Merced Group are included in the Company's financial statements beginning on January 7, 2004. See Note 1 to the Consolidated Financial Statements.

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

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company's ratings on its long-term debt from Moody's and Standard & Poor's. A facility fee for the revolving credit ranges from 8.0 basis points to 22.5 basis points depending on the Company's ratings, and such fees are currently at 12.5 basis points. No debt was outstanding under the Credit Agreement at September 26, 2004.

The Company's commercial paper outstanding at September 26, 2004 had maturities ranging from overnight to 74 days, with interest rates ranging from 1.62% to 1.90%. The weighted average interest rate on commercial paper outstanding since May 12, 2004 (inception of the program) through September 26, 2004 was 1.45%. Because the Company's Credit Agreement provides backup for its commercial paper, the commercial paper is classified as long-term debt.

In the second quarter of fiscal 2004, the Company recognized a charge, primarily consisting of previously capitalized loan fees, of $3.7 million related to its previous debt agreement. The write-off equaled an after-tax charge of $2.25 million.

Advertising Revenues:

The most significant trend in revenues for the newspaper industry and the Company has been the decline in employment advertising revenues since 2000. The Company's employment advertising revenues, which reached $190.8 million in 2000, declined 41.6% to $111.4 million in 2002. Employment advertising revenues declined an additional 12.0% to $98.0 million in fiscal 2003, but the rate of decline slowed from the second quarter of 2003 through the end of the year, with the fourth quarter declining 6.6% from the fiscal 2002 fourth quarter. Employment advertising has improved in 2004 as discussed below.

In the first nine months of fiscal 2004, total advertising revenues grew 7.1% from the first nine months of fiscal 2003 to $712.4 million. A rebound in employment revenues of 9.2% from the first nine months of 2003, together with growth in national revenue and continued growth of Internet revenues, contributed to the increase in advertising revenue for the first nine months of fiscal 2004. In addition, the Merced Group contributed $8.9 million in advertising revenues for the first nine months of fiscal 2004. Please see the revenue discussions below under Results of Operations.

Operating Expenses:

The Company incurred three newsprint price increases in 2003, and one in May 2004, resulting in higher prices in the first nine months of 2004 compared to the first nine months of 2003. In July 2004, three of the Company's newsprint suppliers announced a $50 per metric ton price increase effective for September 1, 2004. The increase has not been implemented and the ultimate amount and/or timing of any price increase is uncertain at this time. Newsprint pricing is largely dependent on global demand and supply for newsprint. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. The impact of newsprint price increases on the Company's expenses is discussed under Results of Operations below.

The Company's fringe benefit costs increased 11.1% over the first nine months of fiscal 2003 due primarily to higher retirement and medical costs, and are expected to continue to increase over the remainder of fiscal 2004. With regard to the Company's retirement expenses, historically low long-term interest rates caused the Company to use a 6.25% discount rate to calculate its pension and post-retirement expenses in fiscal 2004 compared to a 6.75% rate used in fiscal 2003. In addition, with an economic recovery anticipated by many analysts over the next several years, the Company believes it is prudent to increase its assumed rate of salary increase from a range of 3.0% to 5.0% used in 2003 to a range of 3.5% to 5.0% in 2004 for its pension plans. These factors have increased the Company's pension expense in fiscal 2004 compared to 2003. (See Note 3 to the Consolidated Financial Statements.) The Company has contributed $60.0 million to its pension plans during the first nine months of 2004, and expected earnings on this contribution will partially offset these increases. Nonetheless, the Company expects its pension and post-retirement expense to increase between $5.0 million and $6.0 million in fiscal 2004 compared to fiscal 2003. In addition, medical costs are expected to rise in fiscal 2004 between $4.0 million and $6.0 million from 2003 levels.

RESULTS OF OPERATIONS

Third Fiscal Quarter 2004 Compared To Third Fiscal Quarter 2003

The Company reported net income of $39.1 million or 83 cents per share for the third fiscal quarter of 2004, compared to $35.8 million or 77 cents per share from continuing operations in the third fiscal quarter 2003.

Revenues:

Revenues in the third fiscal quarter, including $3.5 million from the Merced Group, were $286.7 million, up 5.4% from revenues from continuing operations in the third fiscal quarter 2003. Advertising revenues were up 6.4% to $239.7 million and circulation revenue was up 0.9% to $41.6 million.

The following table summarizes the Company's revenue by category for the third fiscal quarter 2004 compared to the third fiscal quarter 2003. In order to allow an analysis of the categories on a comparable basis to fiscal 2003 operations, advertising revenues from the Merced Group are excluded from the advertising categories, and are discussed separately below. Management believes such an analysis is helpful to enable investors to understand the underlying performance of the Company's historical business.

(Dollars in thousands)
	Quarter Ended
	September 26,	September 28,	%
	2004	2003	Change
Advertising Revenues:
Retail	$ 96,375	$ 94,390	2.1
National	23,015	22,626	1.7
Classified:
Automotive	29,758	30,569	(2.7)
Employment	28,605	25,955	10.2
Real estate	25,425	23,210	9.5
Other	9,489	9,297	2.1
Total classified	93,277	89,031	4.8
Other	23,847	19,303	23.5
Subtotal	236,514	225,350	5.0
Merced advertising	3,148	-	NM
Total advertising	239,662	225,350	6.4

Circulation	41,611	41,251	0.9
Other	5,399	5,499	(1.8)

Total Revenues	$ 286,672	$ 272,100	5.4

NM - Not Meaningful

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes the third fiscal quarter 2004 revenues at its newspapers operations by region with quarter-over-quarter changes:

(Dollars in thousands)
	Minnesota		California (1)		Carolinas		Northwest
		%		%		%		%
	Revenues	Change	Revenues	Change	Revenues	Change	Revenues	Change

Advertising	$ 74,603	3.1	$ 92,668	9.6	$ 38,708	6.5	$ 33,683	4.9
Circulation	16,641	-	12,736	4.2	6,030	(1.4)	6,204	(1.2)
Other	1,008	6.7	1,360	2.7	1,327	(2.5)	1,467	(12.2)
Total	$ 92,252	2.6	$106,764	8.8	$ 46,065	5.1	$ 41,354	3.2

  The California region includes the 2004 revenues of $3.5 million of the Merced Group. Excluding the Merced Group, advertising revenues in this region increased 5.9% and total revenues were up 5.3%.

Retail advertising, excluding the Merced Group, grew $2.0 million over the third fiscal quarter 2003 with the growth coming from preprint advertising inserts placed into the newspapers. Preprint advertising was up $2.5 million, or 6.7% while ROP advertising declined $524,000 or 0.9%. Much of the revenue increase was from the Company's three daily Bee newspapers in California (up $1.0 million). The Star Tribune in Minneapolis reported an overall increase of $549,000. Retail advertising increased $438,000 or 2.7% in the Carolinas region, while retail advertising declined in the Northwest region due primarily to cutbacks at major department stores.

National advertising, excluding the Merced Group, increased $389,000 reflecting advertising growth in the entertainment, airline and automotive categories in the California newspapers, and telecommunication advertising at The News&Observer in Raleigh.

Classified advertising, excluding the Merced Group, increased $4.2 million over the third fiscal quarter 2003, mostly from growth in employment and real estate advertising. Employment advertising was up $2.7 million or 10.2% and increased in all regions. The California region (up $844,000) and Star Tribune (up $834,000) led the Company in employment advertising growth. Real estate advertising was up $2.2 million or 9.5% reflecting the national trend in this category. Automotive advertising declined $811,000, also reflecting an industry-wide trend in this category.

Other advertising revenues, excluding the Merced Group, increased $4.5 million and primarily consisted of online advertising and direct marketing revenues, two of the fastest growing revenue sources at the Company's newspapers. Online advertising grew $3.4 million or 47.5% with strong growth in all regions. Employment advertising represents 52.0% of online advertising and increased $2.5 million in the quarter. Direct marketing revenues increased $1.1 million with the growth coming primarily from the Company's three Bee newspapers, which have combined to offer direct mail programs to advertisers.

The Merced Group contributed $3.1 million in advertising revenues in the third fiscal quarter, including $1.4 million in retail advertising, $1.2 million in classified advertising and $451,000 in direct mail advertising revenues.

Circulation revenues increased $360,000. The Merced Group contributed $290,000 of this increase in the quarter.

Operating Expenses:

Operating expenses increased 4.8% and were up 3.4% excluding $3.0 million of expenses of the Merced Group. The following review of expense categories excludes the expenses of the Merced Group. Management believes such an analysis is helpful to enable investors to understand the underlying performance of the Company's historical business.

The 3.4% increase in expenses excluding the Merced Group primarily reflects higher newsprint and compensation expenses. Newsprint and supplement expense was up 10.2% with newsprint prices up 10.1% and newsprint consumption about even with the third quarter of 2003. Supplement costs were up $436,000. Compensation costs were up 2.7% reflecting payroll increases of 2.5% and higher fringe benefit costs. Fringe benefit costs rose 3.7%, largely due to a $1.3 million increase in retirement costs, which was partially offset by savings in health care costs due to lower workers' compensation costs and other medical claims. Other operating expenses increased 2.7% primarily due to increased postage costs associated with the Company's direct mail programs and higher bad debt reserves. Depreciation and amortization decreased 3.6% largely reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain intangible assets.

Non-Operating (Expenses) Income - Net:

Interest expense was $1.5 million for the third fiscal quarter 2004. This is a 61.2% decline from the third fiscal quarter 2003, as the Company benefited from lower interest rates, the expiration of an interest rate swap agreement in June 2004, and debt repayment from free cash flow. The Company recorded $230,000 as its share of Ponderay's income for the third fiscal quarter 2004 compared to $449,000 of income in the third fiscal quarter 2003.

Income Taxes:

The Company's effective income tax rate was 39.2% for the third fiscal quarter of 2004 compared to 38.2% in the third fiscal quarter of 2003. The lower annual effective rate in 2003 reflects a greater impact in that year from the successful resolution of certain state tax positions the Company took in connection with past acquisitions.

First Nine Months of Fiscal 2004 Compared to First Nine Months of Fiscal 2003

The Company reported net income of $108.1 million or $2.31 per share for the first nine months of fiscal 2004, which included the non-cash charge of $2.25 million after-tax related to its debt refinancing ($0.05 per share). Earnings from continuing operations in the first nine months of fiscal 2003 were $98.5 million or $2.12 per share, and were $2.25 per share including income from a discontinued operation. Revenues and expenses in the nine-month period were generally affected by the trends discussed in the quarterly comparison above, with exceptions noted below.

Revenues:

Revenues in the first nine months of fiscal 2004, including $10.2 million from the Merced Group, were $855.2 million, up 6.1% from revenues from continuing operations in the first nine months of fiscal 2003. Advertising revenues were up 7.1% to $712.4 million and circulation revenues were up 0.8% to $125.1 million.

The following table summarizes the Company's revenue by category for the first nine months of 2004 compared to the first nine months of 2003. In order to allow an analysis of the categories on a comparable basis to fiscal 2003 operations, advertising revenues from the Merced Group are excluded from the advertising categories, and are discussed separately below. Management believes such an analysis is helpful to enable investors to understand the underlying performance of the Company's historical business.

(Dollars in thousands)
	Year to date
	September 26,	September 28,	%
	2004	2003	Change
Advertising Revenues:
Retail	$ 286,866	$ 280,079	2.4
National	73,177	68,687	6.5
Classified:
Automotive	89,569	89,460	0.1
Employment	83,898	76,854	9.2
Real estate	73,100	66,982	9.1
Other	28,307	28,501	(0.7)
Total classified	274,874	261,797	5.0
Other	68,542	54,748	25.2
Subtotal	703,459	665,311	5.7
Merced advertising	8,901	-	NM
Total advertising	712,360	665,311	7.1

Circulation	125,121	124,187	0.8
Other	17,744	16,853	5.3

Total Revenues	$ 855,225	$ 806,351	6.1

NM - Not Meaningful

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes revenues for the first nine months of 2004 at its newspapers operations by region with year-over-year changes:

(Dollars in thousands)
	Minnesota		California (1)		Carolinas		Northwest
		%		%		%		%
	Revenues	Change	Revenues	Change	Revenues	Change	Revenues	Change

Advertising	$226,018	5.5	$272,955	10.4	$114,177	5.9	$ 99,210	3.4
Circulation	49,651	0.4	38,449	1.6	18,357	0.5	18,664	0.2
Other	3,133	43.1	4,559	18.0	4,682	6.9	4,685	(17.0)
Total	$278,802	4.8	$315,963	9.3	$137,216	5.2	$ 122,559	2.0

  The California region includes the 2004 revenues of $10.2 million of the Merced Group. Excluding the Merced Group, advertising revenues in this region increased 6.8% and total revenues were up 5.8%.

Retail advertising, excluding the Merced Group, grew $6.8 million over the first nine months of 2003 due to growth in preprinted advertising inserts placed into the newspapers, which was up $5.1 million, or 4.6% and in ROP advertising, which increased $1.7 million or 1.0%. As with the quarterly comparisons discussed earlier, much of the revenue increase was from the Star Tribune in Minneapolis ($3.9 million) and the Company's three daily Bee newspapers in California ($3.5 million), partially offset by declines in the Carolina and Northwest regions.

National advertising, excluding the Merced Group, increased $4.5 million, reflecting strong advertising from the airline, banking, entertainment and automotive categories ($4.9 million), partially offset by a $1.4 million decline in telecommunications (primarily in the California region). The net increase in national revenues was spread among the California, Minnesota and Carolinas regions, while the Northwest newspapers reported a decline in national advertising.

Classified advertising, excluding the Merced Group, increased $13.1 million over the first nine months of 2003, mostly from employment and real estate advertising growth. As previously discussed, employment advertising was up in all regions and gained momentum as the year has progressed. Real estate advertising was up in all regions reflecting the national trend in this category. Automotive advertising revenues grew in all regions except Minnesota in the first nine months, but have generally been a slow growth category for the Company's newspapers, and declined on a consolidated basis in the third quarter. Automotive advertising has generally been declining throughout the industry in 2004.

Other advertising revenues, excluding the Merced Group, increased $13.8 million and primarily consisted of online advertising and direct marketing revenues. Online advertising grew $10.4 million or 52.8% with strong growth in all regions. Direct marketing revenues increased $3.5 million with gains in most regions, led by strong growth at the Company's three Bee newspapers.

The Merced Group contributed $8.9 million in advertising revenues in the first nine months, including $4.1 million in retail advertising, $3.4 million in classified advertising and $1.2 million in direct mail advertising revenues.

Consolidated circulation revenues increased $934,000 with much of the growth from the Merced Group.

Operating Expenses:

Operating expenses increased 5.4% and were up 4.0% excluding $8.5 million of expenses from the Merced Group. The following review of expense categories excludes the expenses of the Merced Group. Management believes such an analysis is helpful to enable investors to understand the underlying performance of the Company's historical business.

The 4.0% increase in expenses excluding the Merced Group generally reflects the same factors discussed in the third quarter review above. Newsprint and supplement expense was up 10.1% with newsprint prices up 9.9% and newsprint consumption down 0.5%. Supplement costs were up $2.0 million. Compensation costs were up 4.2%, primarily reflecting salary increases and higher fringe benefit costs. Salaries increased 2.8% reflecting merit increases, which were offset somewhat by a decline in head count. However, fringe benefit costs rose 10.1%, largely due to $6.0 million in additional retirement and medical costs. Other operating expenses increased 3.1% primarily due to increased postage costs associated with the Company's direct mail programs. Depreciation and amortization decreased $3.3 million, or 6.2%, largely reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain intangible assets.

Non-Operating (Expenses) Income - Net:

Interest expense was $7.5 million for the first nine months of fiscal 2004. This is a 48.7% decline from the first nine months of fiscal 2003, as the Company benefited from lower interest rates, the expiration of three interest rate swap agreements in June 2003 and one in June 2004, and debt repayment from free cash flow. The Company also recorded $3.7 million as a pre-tax charge to write off costs associated with its recent debt refinancing. See Note 2 to the financial statements and "Refinancing of Debt" discussion under "Recent Events and Trends" above.

The Company recorded $542,000 as its share of Ponderay's income for the first nine months of fiscal 2004 compared to $259,000 in the first nine months of fiscal 2003.

Income Taxes:

The Company's effective income tax rate was 39.6% for the first nine months of fiscal 2004 compared to 38.5% in the first nine months of fiscal 2003, when the Company realized a greater impact from the effect of the successful resolution of certain state tax positions it had taken in connection with past acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company's cash and cash equivalents were $2.4 million at September 26, 2004 versus $3.4 million at the end of fiscal 2003. The Company generated $127.5 million of cash from operating activities for the first nine months of fiscal 2004 even after the voluntary contribution of $60.0 million to its pension plans (discussed below). The major non-operating uses of cash for the first nine months of fiscal 2004 have been to purchase the Merced Group, purchase property, plant and equipment, and pay dividends. On May 10, 2004 the Company received net proceeds of $375.0 million for the issuance of debt under its new Credit Agreement, and repaid $347.0 million of debt under its previous debt agreements. Debt under the Credit Agreement was subsequently retired with proceeds from issuing commercial paper. See discussion of debt refinancing below. The Company paid $17.2 million in dividends for the first nine months of fiscal 2004, while proceeds from issuing Class A stock under employee stock plans totaled $6.2 million. See the Company's Statement of Cash Flows on page 4.

The Company increased its quarterly dividend to 12 cents per share from 11 cents in the second quarter and increased its quarterly dividend a second time in 2004, when it announced that the third quarter dividend payable on October 1, 2004 was raised to 13 cents per share. The Company anticipates that total dividend payments will equal approximately $23 million in fiscal 2004.

During the first nine months of 2004, the Company made voluntary contributions of $60.0 million to its defined benefit pension plans to reduce the unfunded liability of its qualified pension plans and to help reduce pension expense with the earnings on the contributions. Given the anticipated increase in its pension obligations in 2004 resulting from pension expense, and depending on the return on pension assets and the interest rate environment, management considered the $60.0 million contribution to be prudent. The Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans in future years, but does not currently anticipate any additional contributions in fiscal 2004.

The Company expended a total of $35.0 million in the first nine months of fiscal 2004 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Planned expenditures in fiscal 2004 are estimated to be approximately $48.0 million at existing facilities.

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

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company's ratings on its long-term debt from Moody's and Standard & Poor's. A facility fee for the revolving credit ranges from 8.0 basis points to 22.5 basis points depending on the Company's ratings, and such fees are currently at 12.5 basis points. No debt was outstanding under the Credit Agreement at September 26, 2004.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

The Company's commercial paper outstanding at September 26, 2004 had maturities ranging from overnight to 74 days, with interest rates ranging from 1.62% to 1.90%. The weighted average interest rate on commercial paper outstanding since May 12, 2004 (inception of the program) through September 26, 2004 was 1.45%. Because the Company's Credit Agreement provides backup for its commercial paper, the commercial paper was classified as long-term debt.

The Company intends to use the $500 million of borrowing capacity under the commercial paper program and its back-up Credit Agreement, along with its operating cash flow, to meet its short and long-term liquidity needs. The amount of outstanding commercial paper will fluctuate at any given point in time depending on the current liquidity needs of the Company and cash generated from operations. The Company considers these fluctuations in its outstanding borrowings to be in the normal course of business and to be not material to its financial position, given its borrowing capacity of $500 million under the commercial paper program as supported by the Credit Agreement. The Company may use its commercial paper program and /or revolving credit facility for strategic investments or acquisitions in the future.

The Company currently has outstanding letters of credit totaling $7.0 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. The Company had $185.7 million of available credit under its current Credit Agreement at September 26, 2004.

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

The Company previously had one interest rate swap agreement designated as a cash flow hedge specifically designed to hedge the variability in the expected cash flows that were attributable to interest rate fluctuations on $100.0 million of its variable rate bank debt which expired in June 2004. The effect of this agreement was to fix the LIBOR interest rate exposure at approximately 3.8% on that portion of the Company's term loans.

Contractual Obligations:

As of September 26, 2004, the Company was a guarantor of $10.9 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company's pro rata portion of Ponderay debt, which is guaranteed by the general partners. The partnership was formed in 1985 and began operations in 1989. The debt is secured by the assets of Ponderay and matures on April 12, 2006.

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2011, totaling approximately $19 million.

Significant changes in the Company's contractual obligations since year-end 2003 include extending the maturity of its long-term debt to May 11, 2009, through its refinancing (discussed above) and the payment of pension obligations for its qualified plans through the voluntary $60.0 million contribution and payments on purchase obligations throughout the year. Pension obligations now include $22.0 million of liabilities related to non-qualified plans while the qualified plans have a $40.0 million prepaid balance in other assets.

RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about plans to further fund pension assets, return on pension plan assets and assumed salary increases, newsprint costs, pension, retirement and medical costs, amortization expense, use of derivative instruments, prepayment and refinancing of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in any documents which we may incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; geo-political uncertainties including those related to war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates or in the availability of capital; changes in pension assets and liabilities; increased competition from newspapers or other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets, increased volatility in retail advertising in our newspapers, or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 14.3% of McClatchy's operating expenses for the first nine months of fiscal 2004. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company's earnings per share, please see the newsprint discussion above at "Recent Events and Trends." If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers could be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of September 26, 2004, approximately a quarter of our full- and part-time employees were represented by unions including 58% at the Star Tribune and 23% at The Sacramento Bee, the Company's two largest newspapers. Most of the Company's union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company's operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations.

Changes in the regulatory and technological environment are bringing about consolidation of media companies and convergence among various forms of media. These changes are expected to continue. The Company faces competition with larger and more diversified entities for circulation and advertising revenues and further industry consolidation will likely increase this competition. Such consolidation could also affect the Company's opportunities to make acquisitions.

Item 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would have less than a $0.01 per share increase or decrease in the Company's annual results of operations.

Item 4 -	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's management, including the CEO and CFO, concluded at that time that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports it files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Remainder of this page intentionally left blank)

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings - None
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None
Item 3.	Defaults Upon Senior Securities - None
Item 4.	Submission of Matters to a Vote of Security Holders: None
Item 5.	Other Information: None
Item 6.	Exhibits filed as a part of this Report as listed in the Index of Exhibits, on page 30 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
October 28, 2004	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
October 28, 2004	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit		Description
3.1	*	The Company's Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company's 1997 Form 10-K.
3.2	*	The Company's By-laws as amended on December 4, 2002 included as Exhibit 3.2 to the Company's 2002 Form 10-K.
4.1	*	Form of Physical Note for the Company's Commercial Paper Program.
10.1	*

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

**10.3	*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 31, 2000.
**10.4	*	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002 included as Exhibit 10.4 to the Company's 2001 Form 10-K.
**10.5	*	Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.
**10.6	*	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company's Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.
**10.7	*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.
**10.8	*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.
**10.9	*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Form 10-K.
**10.10	*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003 included as Exhibit 10.10 to the Company's 2003 Form 10-K.
**10.11	*	The Company's Long-Term Incentive Plan dated January 1, 1998 included as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.12	*	The Company's Amended and Restated Chief Executive Bonus Plan, dated March 19, 2003 included as Exhibit 10.12 to the Company's Report on Form 10-Q for the Quarter Ending June 29, 2003.
**10.13	*	The Company's Amended and Restated 2001 Director Stock Option Plan included as Exhibit 10.13 to the Company's 2002 Report on Form 10-K.
**10.14	*	The McClatchy Company 2004 Stock Incentive Plan.
21	*	Subsidiaries of the Company.
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors