Form 10-K
period 2004-12-26
MCCLATCHY CO
filed 2005-02-24
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 26, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 25, 2004: approximately $1,488,467,000. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 17, 2005:

Class A Common Stock	20,329,813 Shares
Class B Common Stock	26,244,147 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s May 18, 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part II and Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

INDEX TO THE McCLATCHY COMPANY

2004 FORM 10-K

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

The Company dates from the California Gold Rush era of 1857. Its three original California newspapers - The Sacramento Bee, The Fresno Bee and The Modesto Bee - were the core of the Company until 1979 when the Company began to diversify geographically outside of California. At that time it purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri-City Herald in Southeastern Washington. In 1986, the Company purchased The (Tacoma) News Tribune. The Company expanded into the Carolinas when it purchased newspapers in South Carolina in 1990 and The News and Observer Publishing Company in North Carolina in 1995. In 1998 the Company expanded into Minnesota with the acquisition of The Star Tribune Company and expanded further in California with the purchase of the Merced Sun-Star and five related non-daily newspapers (the Merced Group) in 2004.

During 2004, the Company owned and published 30 newspapers in four regions of the country – Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). These newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the fiscal year 2004 the Company had an average paid daily circulation of 1,419,311, Sunday circulation of 1,847,242, and non-daily circulation of 69,379.

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

Each of the Company’s daily newspapers has the largest circulation of any newspaper serving its particular community. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 84% of consolidated net revenues in fiscal 2004 and 83% of consolidated net revenues in fiscal 2003. Circulation revenues approximated 14% of consolidated net revenues in fiscal 2004 and 15% of consolidated net revenues in fiscal 2003.

The Company’s newspapers supplement their newspaper publishing operations with an array of niche products and direct marketing initiatives, including direct mail. While the direct marketing programs are financially successful in their own right, they also help retain advertising in the newspapers. The newspapers also operate leading local websites in each daily newspaper market, offering users information, comprehensive news, advertising, e-commerce and other services. Online advertising, particularly classified advertising, has become one of the Company’s fastest growing revenue sources, albeit still a small part of each newspaper’s operations. Together with the mass reach of its in-paper advertising, these lines of business help each of the Company’s newspapers maintain its position as a leading media outlet in each daily newspaper market.

The Company’s newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the spring advertising season, and the Thanksgiving and Christmas holidays. The first quarter is historically the weakest quarter for revenues and profits.

The Company also owns McClatchy Interactive (formerly known as Nando Media), an interactive media operation whose primary mission is to be a technology and content partner to the Company’s newspaper internet sites. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in Washington State.

Recent Acquisition and Divestiture - On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $41.0 million in cash. Revenues of the Merced Group from the date of purchase through the end of fiscal 2004 were $13.8 million. The purchase included $37.2 million in intangible assets, the most significant of which was $31.0 million of goodwill. Amortization of the goodwill and other identifiable intangibles will be deductible for tax purposes. The useful lives associated with the $6.2 million of identifiable intangible assets range from eight to 17 years.

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

Star Tribune

The Star Tribune, a morning newspaper serving Minneapolis-St. Paul and the surrounding metropolitan area, is the Company’s largest newspaper, contributing 32.7% of fiscal 2004 revenues compared to 33.1% of fiscal 2003 revenues. In fiscal 2004 the Star Tribune’s daily average paid circulation increased 0.3% to 380,422 and Sunday average paid circulation decreased 0.5% to 671,831. As of December 26, 2004, approximately 74% of the daily and 74% of Sunday circulation was home delivered. The Star Tribune competes in the eastern portion of its market with the Pioneer Press, which operates in St. Paul, Minnesota, and whose daily circulation is approximately one half and whose Sunday circulation is approximately one third of the Star Tribune’s circulation.

The Star Tribune’s advertising volumes for the fiscal years ended December 26, 2004 and December 28, 2003 are set forth in the following table:

	2004	2003
Full-Run advertising linage in thousands of six-column inches	1,895	1,930
Preprints distributed in millions	1,223	1,176

The Star Tribune’s fiscal 2004 net revenues increased 4.3% to $380,103,000 from fiscal 2003 revenues of $364,288,000.

California Newspapers

The California newspapers include the three “Bee” newspapers, the Merced Sun-Star, six weekly newspapers and two Spanish-language, non-daily newspapers. The net revenues and circulation of these newspapers are summarized below:

	2004 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2004	2003
The Sacramento Bee	298,908	346,186	$249,866,000	$239,828,000
The Fresno Bee	163,381	192,474	$101,017,000	$93,856,000
The Modesto Bee	84,852	91,246	$61,993,000	$58,513,000
Merced Sun-Star	17,518	—	$10,657,000	—
Non-daily newspapers	15,530	—	$5,878,000	$2,077,000

(1)	Based on fiscal year average paid circulation.

The California newspapers produced approximately 36.9% of total Company net revenues in fiscal 2004, compared to 35.9% in fiscal 2003. Fiscal 2004 net revenues at the California newspapers increased 8.9% from fiscal 2003. Revenues at the California newspapers, excluding the Merced Group, increased 5.4% in fiscal 2004.

The Sacramento Bee

The Sacramento Bee is a morning newspaper serving the California state capital and the surrounding region. In fiscal year 2004, The Sacramento Bee’s average paid circulation increased 1.0% daily and decreased 1.9% Sunday. As of December 26, 2004, approximately 84% of the daily and 79% of Sunday circulation was home delivered.

The Sacramento Bee’s advertising volumes for the fiscal years ended December 26, 2004 and December 28, 2003 are set forth in the following table:

	2004	2003
Full-Run advertising linage in thousands of six column inches	2,586	2,574
Preprints distributed in millions	718	705

The Sacramento Bee’s fiscal 2004 net revenues increased 4.2% from fiscal 2003 revenues.

The Fresno Bee

The Fresno Bee is a morning newspaper serving the Fresno, California metropolitan area. In 2004, The Fresno Bee’s fiscal year 2004 average paid circulation increased 0.5% daily and decreased 0.3% Sunday. As of December 26, 2004, approximately 86% of The Fresno Bee’s daily and 85% of Sunday circulation was home delivered.

The Fresno Bee’s advertising volumes for the fiscal years ended December 26, 2004 and December 28, 2003 are set forth in the following table:

	2004	2003
Full-Run advertising linage in thousands of six-column inches	1,303	1,318
Preprints distributed in millions	336	313

The Fresno Bee’s fiscal 2004 net revenues increased 7.6% from 2003.

The Modesto Bee

The Modesto Bee is a morning newspaper that serves the Modesto, California metropolitan area, located between Sacramento and Fresno. The Modesto Bee’s fiscal year 2004 average paid circulation decreased 2.0% daily and 2.1% Sunday. As of December 26, 2004, approximately 82% of the daily and 84% of Sunday circulation was home delivered.

The Modesto Bee’s advertising volumes for the fiscal years ended December 26, 2004 and December 28, 2003, are set forth in the following table:

	2004	2003
Full-Run advertising linage in thousands of six-column inches	1,299	1,327
Preprints distributed in millions	189	170

The Modesto Bee’s fiscal 2004 net revenues increased 5.9% from fiscal 2003.

Merced Sun-Star

The Merced Sun-Star is a morning newspaper that serves the Merced, California metropolitan area, which is located between Modesto and Fresno. Merced publishes a daily newspaper Monday through Friday and a weekend edition on Saturday. Average daily paid circulation is calculated using a six-day average. As of December 26, 2004, approximately 80% of the daily circulation was home delivered.

The Merced Sun-Star’s advertising volumes for the fiscal year ended December 26, 2004 are set forth in the following table:

2004
Full Run advertising linage in thousands of six-column inches	600
Preprints distributed in millions	44

Carolina Newspapers

The Carolina newspapers include The News & Observer, the second largest newspaper in North Carolina, and three daily newspapers in South Carolina. The Company also operates eight non-daily newspapers in North and South Carolina strategically located near its daily newspapers.

The net revenues and circulation of the Carolina newspapers are summarized below:

	2004 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2004	2003
The News & Observer (Raleigh)	171,089	211,039	$136,778,000	$128,878,000
The Herald (Rock Hill)	31,574	32,955	$13,726,000	$13,209,000
The Island Packet (Hilton Head)	18,953	19,806	$16,805,000	$15,902,000
The Beaufort Gazette	12,449	11,276	$6,855,000	$6,475,000
Non-daily newspapers	40,315	NA	$12,001,000	$12,232,000

(1)	Based on fiscal year average paid circulation.

The Carolina newspapers produced 16.0% of total Company net revenues in fiscal 2004, compared to 16.1% in 2003. Net revenues of the Carolina newspapers increased 5.4% from fiscal 2003.

The News & Observer

The News & Observer, the Company’s third largest newspaper, is a morning daily serving North Carolina’s state capital, Raleigh, and the Research Triangle, which includes Raleigh, Durham and Chapel Hill, North Carolina.

The News & Observer’s average paid circulation in fiscal year 2004 increased approximately 0.6% daily and 0.5% Sunday. As of December 26, 2004 approximately 80% of the daily and 76% of Sunday circulation was home delivered.

The News & Observer’s advertising volumes for the fiscal years ended December 26, 2004 and December 28, 2003 are set forth in the following table:

	2004	2003
Full-Run advertising linage in thousands of six-column inches	1,900	1,935
Preprints distributed in millions	404	375

The News & Observer’s fiscal 2004 net revenues increased 6.1% from fiscal 2003.

The Herald

The Herald is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is approximately 25 miles southwest of Charlotte, North Carolina. In 2004, The Herald’s fiscal year 2004 average paid circulation decreased 0.9% daily and decreased 1.7% on Sunday.

The Herald’s main competitor is a zoned edition of the Charlotte Observer, whose circulation in The Herald’s primary circulation area is estimated to be approximately a third of The Herald’s circulation. As of December 26, 2004, approximately 76% of the daily and 76% of Sunday circulation of the Herald was home delivered.

Advertising volumes for the fiscal years ended December 26, 2004 and December 28, 2003 are set forth in the following table:

	2004	2003
Full-Run advertising linage in thousands of six-column inches	743	782
Preprints distributed in millions	58	57

The Herald’s fiscal 2004 net revenues increased 4.8% from fiscal 2003.

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

From fiscal year 2003 to fiscal year 2004, the average paid circulation increased 2.4% daily and 3.1% Sunday at The Island Packet, and increased 4.9% daily and 1.1% Sunday at The Beaufort Gazette.

As of December 26, 2004, approximately 64% of the daily and 62% of Sunday circulation of The Island Packet was home delivered. Comparable amounts for The Beaufort Gazette were 56% daily and 64% Sunday.

Advertising volumes for the fiscal years ended December 26, 2004 and December 28, 2003 are set forth in the following table:

	2004	2003
The Island Packet:
Full-Run advertising linage in thousands of six-column inches	930	934
Preprints distributed in millions	25	23

The Beaufort Gazette:
Full-Run advertising linage in thousands of six-column inches	379	403
Preprints distributed in millions	18	17

The Island Packet’s fiscal 2004 net revenues increased 5.7% over fiscal 2003, and The Beaufort Gazette’s net revenues increased 5.9%.

Carolina Non-daily Newspapers

The North Carolina non-dailies are newspapers that serve communities generally surrounding Raleigh. They are: Chapel Hill News, Cary News, Eastern Wake News, and Smithfield Herald. Their combined paid average fiscal year 2004 non-daily circulation is 32,120.

The South Carolina non-daily newspapers include the Clover Herald, the Yorkville Enquirer, the Lake Wylie Magazine and the Fort Mill Times, and serve small communities generally surrounding Rock Hill, South Carolina. Their combined paid average fiscal year 2004 non-daily circulation is 8,114.

Northwest Newspapers

The Company publishes five newspapers in Washington State and the largest daily newspaper in Alaska. The net revenues and circulation of these newspapers are summarized below:

	2004 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2004	2003
The News Tribune	129,129	143,845	$79,274,000	$79,306,000
Anchorage Daily News	68,953	81,291	$57,574,000	$55,708,000
Tri-City Herald	42,083	45,293	$24,932,000	$23,518,000
Non-daily newspapers	13,204	NA	$4,973,000	$4,629,000

(1)	Based on fiscal year average paid circulation.

The Company’s Northwest newspapers produced 14.3% of the Company’s total net revenues in fiscal 2004, compared to 14.8% in 2003. Net revenues in fiscal 2004 at the Northwest newspapers increased 2.2% versus fiscal 2003.

The News Tribune

The News Tribune, a morning newspaper, primarily serves the Tacoma, Washington, metropolitan area in Pierce and southern King counties. It is the third largest newspaper in Washington State. Tacoma is approximately 30 miles south of Seattle. The News Tribune competes in the northernmost fringes of its market with the Seattle metropolitan newspapers. In fiscal year 2004, the average paid circulation of The News Tribune increased 0.1% daily and decreased 1.6% Sunday. As of December 26, 2004, approximately 85% of the daily and 84% of Sunday circulation was home delivered.

The News Tribune’s advertising volumes for the fiscal years ended December 26, 2004 and December 28, 2003 are set forth in the following table:

	2004	2003
Full-Run advertising linage in thousands of six-column inches	1,266	1,363
Preprints distributed in millions	257	263

The News Tribune’s fiscal 2004 net revenues decreased nominally from fiscal 2003.

Anchorage Daily News

The Anchorage Daily News, a morning newspaper, is Alaska’s largest newspaper. The Anchorage Daily News circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprising metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

The Anchorage Daily News’ fiscal year 2004 average paid circulation decreased 3.5% daily and 4.0% Sunday. As of December 26, 2004, approximately 67% of the daily and 64% of Sunday circulation was home delivered.

Advertising volumes for the fiscal years ended December 26, 2004 and December 28, 2003, are set forth in the following table:

	2004	2003
Full-Run advertising linage in thousands of six-column inches	947	918
Preprints distributed in millions	91	85

Anchorage Daily News’ fiscal 2004 net revenues increased 3.3% from fiscal 2003.

Tri-City Herald

The Tri-City Herald is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. For fiscal year 2004, the Tri-City Herald’s average paid circulation increased 1.2% daily and decreased 0.3% Sunday. As of December 26, 2004 approximately 88% of the daily and 87% of Sunday circulation was home delivered.

The Tri-City Herald’s advertising volumes for the fiscal years ended December 26, 2004 and December 28, 2003 are set forth in the following table:

	2004	2003
Full-Run advertising linage in thousands of six-column inches	843	787
Preprints distributed in millions	94	92

The Tri-City Herald’s fiscal 2004 net revenues increased 6.0% from fiscal 2003.

Northwestern Non-daily Newspapers

The Company’s other non-daily newspapers include the Peninsula Gateway in southern Puget Sound and The Puyallup Herald, which circulates weekly in southern Pierce County, near Tacoma.

Other Operations

The Company’s rapidly expanding internet activities have produced robust local websites in each of its daily newspaper markets. These efforts are supported by McClatchy Interactive, the Company’s interactive media operation that provides newspapers with content, publishing tools and software development. The primary mission of McClatchy Interactive is to be a technology and content partner to the Company’s newspaper internet sites. McClatchy Interactive also provides hosting and programming services to other newspapers.

Raw Materials

During fiscal 2004, the Company consumed approximately 241,000 metric tons of newsprint compared to 241,700 metric tons in fiscal 2003. The Company currently obtains its supply of newsprint from a number of suppliers primarily under long-term contracts.

Newsprint expense accounted for 14.5% of operating expenses in fiscal 2004 compared to 13.9% in fiscal 2003. Consequently, the Company’s earnings are sensitive to changes in newsprint prices. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated current needs. Significant increases in the price of newsprint would adversely affect the operating results of the Company to the extent that they were not offset by advertising and circulation volume and/or rate increases.

The Company, through a wholly-owned subsidiary, Newsprint Ventures, Inc., and four other publishers and a major newsprint manufacturer are partners in Ponderay Newsprint Company, a general partnership, which owns and operates a newsprint mill located sixty miles northeast of Spokane, Washington. The mill has a production capacity in excess of 260,000 metric tons annually. The publisher partners have committed to take a total of 126,000 metric tons of this anticipated production with the balance to be sold on the open market. The Company’s annual commitment is 28,400 metric tons. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ and the financial statements and accompanying notes for further discussion of the impact of this investment on the Company’s business.

Competition

The Company’s newspapers, direct marketing programs and internet sites compete for advertising revenues and readers’ time with television, radio, the internet, direct mail companies, free shoppers, suburban neighborhood and national newspapers and other publications, and billboard companies, among others. In some of its markets (primarily Minneapolis, Minnesota; Tacoma, Washington; and Rock Hill, South Carolina), the Company’s newspapers also compete with other newspapers published in nearby cities and towns. Competition for advertising is generally based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation and readership is generally based upon the content, journalistic quality, service and the price of the newspaper. The Company’s major daily newspapers lead their direct local newspaper competitors in both advertising linage and general circulation and readership in their respective markets, and its internet sites are leading local sites in each of the Company’s major daily newspaper markets, based upon research conducted by the Company and various independent sources.

Employees – Labor

As of December 26, 2004, the Company had 9,171 full and part-time employees (equating to 7,657 full-time equivalent employees), of whom approximately 25% were represented by unions including 58% at the Star Tribune and 23% at The Sacramento Bee, the Company’s two largest newspapers. Most of the Company’s union-represented employees are currently working under labor agreements expiring in various years. Seven of the Company’s 12 daily papers have no unions.

While the Company’s newspapers have not had a strike since 1980 and they do not currently anticipate a strike occurring, the Company cannot preclude the possibility that a strike may occur at one or more of its newspapers when future negotiations occur. The Company believes that, in the event of a newspaper strike, it would be able to continue to publish and deliver to subscribers, a capability which is critical to retaining revenues from advertising and circulation, although there can be no assurance of this.

ITEM 2. PROPERTIES

The corporate headquarters of the Company are located at 2100 “Q” Street, Sacramento, California. At December 26, 2004 the Company had newspaper production facilities in 12 markets situated in six states. These facilities vary in size and in total occupy about 4.3 million square feet. Approximately 840,000 of the total square footage is leased from others. The Company owns substantially all of its production equipment, although certain office equipment is leased.

The Company maintains its properties in good condition and believes that its current facilities are adequate to meet the present needs of its newspapers.

ITEM 3. LEGAL PROCEEDINGS

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Historically, such claims and proceedings have not had a material adverse effect upon the Company’s consolidated results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol - MNI). A small amount of Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company’s Class B Stock is not publicly traded. The following table lists per share dividends paid on both classes of Common Stock and the prices of the Company’s Class A Common Stock as reported by these exchanges for fiscal 2004 and 2003:

	2004			2003
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$72.05	$67.50	$0.12	$58.35	$51.39	$0.11
2nd Quarter	$74.38	$68.90	$0.12	$62.39	$52.70	$0.11
3rd Quarter	$73.10	$67.50	$0.13	$62.15	$55.58	$0.11
4th Quarter	$72.60	$67.14	$0.13	$70.14	$59.35	$0.11

The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition and requirements, and other factors considered relevant by the Board.

The number of record holders of Class A and Class B Common Stock at February 17, 2005 was 1,405 and 22, respectively. The Company did not repurchase any of its common shares in fiscal 2004 and currently has no authorized stock repurchase program in place.

Equity Compensation Plan Information

Information regarding McClatchy’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, is set forth in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders, which information is incorporated into Item 12 herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(In thousands, except per share amounts)

	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
REVENUES - NET:
Advertising	$972,808	$910,628	$877,838	$871,375	$926,745
Circulation	166,623	165,552	166,050	168,462	175,429
Other	23,945	23,211	26,072	28,302	28,915

Total	1,163,376	1,099,391	1,069,960	1,068,139	1,131,089
OPERATING EXPENSES:
Depreciation and amortization	66,532	70,139	73,189	109,029	109,169
Other operating expenses	827,535	780,311	752,966	787,092	789,698

Total	894,067	850,450	826,155	896,121	898,867

OPERATING INCOME	269,309	248,941	243,805	172,018	232,222
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(9,095)	(18,090)	(26,448)	(44,045)	(64,677)
Refinancing related charge	(3,737)	—	—	—	—
Partnership income (loss)	929	368	(1,341)	527	(60)
Loss on internet investment	—	(1,008)	(1,000)	(10,556)	—
Other - net	155	448	652	937	1,927

Total	(11,748)	(18,282)	(28,137)	(53,137)	(62,810)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	257,561	230,659	215,668	118,881	169,412
INCOME TAX PROVISION	101,685	86,462	85,119	61,944	81,407

INCOME FROM CONTINUING OPERATIONS	155,876	144,197	130,549	56,937	88,005
DISCONTINUED OPERATION:
Income from discontinued operation (including $10,224 gain on disposal in 2003)	—	10,076	1,217	1,821	1,608
Income tax provision	—	4,051	550	761	683

Income from discontinued operation	—	6,025	667	1,060	925

NET INCOME	$155,876	$150,222	$131,216	$57,997	$88,930

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$3.36	$3.13	$2.86	$1.26	$1.95
Income from discontinued operation	—	0.13	0.01	0.02	0.02

Net income per share	$3.36	$3.26	$2.87	$1.28	$1.97

Diluted:
Income from continuing operations	$3.33	$3.10	$2.83	$1.25	$1.95
Income from discontinued operation	—	0.13	0.01	0.02	0.02

Net income per share	$3.33	$3.23	$2.84	$1.27	$1.97

DIVIDENDS PER COMMON SHARE	$0.50	$0.44	$0.40	$0.40	$0.40

CONSOLIDATED BALANCE SHEET DATA:
Total assets	$2,049,400	$1,875,298	$1,981,561	$2,104,160	$2,165,658
Long-term debt	267,200	204,923	471,615	594,714	778,102
Stockholders’ equity	1,423,004	1,216,017	1,057,329	998,165	958,851

On January 7, 2004 the Company purchased the assets of the Merced Sun-Star and five related non-daily newspapers. On June 10, 2003, the Company sold the assets of The Newspaper Network, a national sales and marketing company. Prior year data has been reclassified for this discontinued operation. In fiscal 2002 the Company adopted SFAS No. 142 and No. 144 and in accordance with these statements, eliminated the amortization of goodwill and recorded a pre-tax charge of $1.6 million to write down the value of certain land. Amortization expense that would have been excluded had SFAS No. 142 been effective for fiscal years 2001and 2000 was $34.7 million and $35.4 million, respectively. Results in 2001 include pre-tax charges totaling $12.0 million to write down certain internet investments and reserve for an environmental clean up. Results in fiscal 2000 include 53 weeks while all other years include 52 weeks. This summary should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company owns and publishes 30 newspapers in four regions of the country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). The Company’s newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company supplements its newspaper publishing with an array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its daily newspaper markets offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive (formerly known as Nando Media), an interactive media operation that provides newspapers with content, publishing tools and software development.

The Company’s primary source of revenue is advertising. While percentages vary from year to year, and from newspaper to newspaper, local retail advertising carried as a part of newspapers (“run-of-press” or “ROP” advertising) or in advertising inserts placed in newspapers (preprint advertising), generally contributes roughly 40% of advertising revenues at the Company’s newspapers. Recent trends have been for certain national or regional retailers to use greater preprint advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising, primarily in automotive, employment and real estate categories, generally contributes about 40% of advertising revenue and national advertising generally contributes about 10% of total advertising. Online advertising, direct marketing and other advertising make up the remainder of the Company’s advertising revenues. Circulation revenues contribute roughly 15% of the Company’s newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See “Results of Operations” below for a discussion of the Company’s revenue performance and contribution by categories for fiscal 2004, 2003 and 2002.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are revenue recognition, allowance for uncollectible accounts, amortization and/or impairment of intangibles, pension and post-retirement expenses, insurance reserves, and the Company’s tax provision. We believe the following critical accounting policies, in particular, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Allowance for Uncollectible Accounts - The Company maintains an allowance account for estimated losses resulting from the risk its customers will not make required payments. Generally, the Company uses the aging of accounts receivable, reserving for all accounts due 90 days or longer, to establish allowances for losses on accounts receivable. However, if the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, additional allowances are reserved. To illustrate the impact of a change to the allowance for uncollectible accounts, hypothetically, if the amount of receivables that are 90 days or longer were to increase by 10%, the Company’s allowance for estimated losses would have increased $292,000 at the end of fiscal 2004.

Goodwill and Intangible Impairment - In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company periodically analyzes its goodwill and intangible assets with indefinite lives for impairment. No material impairment loss was recorded in fiscal 2004, 2003 or 2002.

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

The Company used a discount rate of 6.25%, assumed salary rate increases of 3.5% to 5.0% and an assumed long-term return on assets of 9.0% to calculate its retirement expenses in fiscal 2004, based upon consultation with its outside actuaries. See note 5 to the consolidated financial statements for a more in-depth discussion of the Company’s policies in setting its key assumptions related to these obligations. For fiscal 2004, a change in the weighted average rates would have had the following impact on our net benefit cost:

•	A decrease of 50 basis points in the long-term rate of return would have increased our net benefit cost by approximately $2.8 million;

•	A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $2.4 million; and

•	An increase of 50 basis points in the future compensation rate would have increased our net benefit cost by approximately $2 million.

The Company has revised certain assumptions for its 2005 pension expense calculation. Please see “Recent Events and Trends - Operating Expenses” discussion below.

Tax Provision - The Company’s current and deferred tax provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments between the Company’s estimates and the actual results of filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.

The amount of income taxes paid is subject to audits by federal and state authorities, which may result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that the Company has adequately provided for any reasonably foreseeable outcome related to these matters based upon currently available information. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, earnings or deductions estimated to be in each jurisdiction by the Company may differ from actual amounts. As a result of these potential adjustments, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

Self-Insurance - The Company is self-insured for workers’ compensation in California and Alaska. The Company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate provision for self-insurance claims.

The Company used a discount rate of 6.0% to calculate workers’ compensation reserves as of December 26, 2004. A decrease of 25 basis points in the discount rate would have an immaterial effect on total workers’ compensation reserves. Additionally, a 10% increase in claims would have increased total workers’ compensation reserves by approximately $470,000 at the end of fiscal 2004.

Recent Events and Trends

Recent Acquisition and Divestiture:

On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $41.0 million in cash.

The purchase included $37.2 million in intangible assets, the most significant of which was $31.0 million of goodwill. The acquisition and results of the Merced Group are included in the Company’s financial statements beginning on January 7, 2004. See Note 1 to the Consolidated Financial Statements.

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

Refinancing of Debt:

On May 10, 2004, the Company entered into a five-year, senior unsecured revolving credit facility (Credit Agreement), which provides for borrowings of up to $500 million from a syndicate of banks through May 11, 2009. The primary purpose of the Credit Agreement is to support the issuance of unsecured promissory notes under a commercial paper program (commercial paper) of up to $500 million and for general corporate purposes. Initially, however, the Company used the Credit Agreement to refinance all of its existing term debt and principal outstanding under the previous bank credit facility. This debt was subsequently retired with proceeds of commercial paper during the second quarter of fiscal 2004.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s and Standard & Poor’s. A facility fee for the revolving credit facility ranges from 8.0 basis points to 22.5 basis points depending on the Company’s ratings, and such fees are currently at 12.5 basis points. No debt was outstanding under the Credit Agreement at December 26, 2004.

The Company’s commercial paper outstanding at December 26, 2004 had maturities ranging from overnight to 46 days, with interest rates ranging from 2.10% to 2.48%. The weighted average interest rate on commercial paper outstanding since May 12, 2004 (inception of the program) through December 26, 2004 was 1.45%. Because the Company’s Credit Agreement provides backup for its commercial paper, and in accordance with the Company’s ability and intent, the commercial paper is classified as long-term debt.

In the second quarter of fiscal 2004, the Company recognized a charge, primarily consisting of previously capitalized loan fees, of $3.7 million related to its previous debt agreement. The write-off was $2.25 million after taxes.

Advertising Revenues:

The most significant trend in revenues for the newspaper industry and the Company in recent years has been the decline in employment advertising revenues since 2000. The Company’s employment advertising revenues, which reached $190.8 million in 2000, declined 41.6% to $111.4 million in 2002, and declined an additional 12.0% to $98.0 million in fiscal 2003. Employment advertising improved in 2004 to $107.8 million.

In fiscal 2004, total advertising revenues grew 6.8% to $972.8 million compared to fiscal 2003. A rebound in employment revenues of 9.9% from fiscal 2003, together with growth in national revenue and continued growth of internet and direct marketing revenues, contributed to the increase in advertising revenue for fiscal 2004. In addition, the Merced Group contributed $12.3 million in advertising revenues for fiscal 2004. Please see the revenue discussions below under “Results of Operations”.

Operating Expenses:

The Company incurred three newsprint price increases in 2003 and two in 2004, resulting in an average increase of 9.5% in newsprint prices in fiscal 2004 compared to fiscal 2003. An additional price increase has been announced for the first quarter of 2005; however, the ultimate amount and/or timing of any price increase is uncertain at this time. Newsprint pricing is largely dependent on global demand and supply for newsprint. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. The impact of newsprint price increases on the Company’s expenses is discussed under “Results of Operations” below.

The Company’s fringe benefit costs increased 10.7% over fiscal 2003 due primarily to higher retirement and medical costs. With regard to the Company’s retirement expenses, historically low long-term interest rates caused the Company to use a 6.25% discount rate to calculate its pension and post-retirement expenses in fiscal 2004 compared to a 6.75% rate used in fiscal 2003. In addition, with an economic recovery anticipated by many analysts over the next several years, the Company increased its assumed rate of salary increase from a range of 3.0% to 5.0% used in 2003 to a range of 3.5% to 5.0% in 2004 for its pension plans. These factors have increased the Company’s pension expense in fiscal 2004 compared to 2003. The Company contributed $60.0 million to its pension plans in early fiscal 2004, and expected earnings on this contribution partially offset these increases.

In 2005, for purposes of calculating retirement expenses, the Company has reduced its discount rate to 6.0% and its expected return on assets to 8.5% from 9.0% used in 2004, due to a continued decline in long-term interest rates and expected lower investment returns on plan assets. The Company did not change the assumed range of salary rate increases for 2005. These changes are expected to increase retirement expenses and obligations. As a result, the Company voluntarily contributed $40.0 million to its pension plans in early fiscal 2005, and expects earnings on this contribution to partially offset these increases. See Note 4 to the Consolidated Financial Statements.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.”

SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption. If the Company were to expense the value of stock options for the full fiscal year 2005, it would reduce earnings by an estimated 10 to 12 cents per share. This estimate is based upon currently available information and actual results may differ when SFAS 123R is adopted.

RESULTS OF OPERATIONS

FISCAL 2004 COMPARED TO FISCAL 2003

The Company reported net income of $155.9 million or $3.33 per share for fiscal 2004, which included the non-cash charge of $2.25 million after-tax related to its debt refinancing ($0.05 per share). Earnings from continuing operations for fiscal 2003 were $144.2 million or $3.10 per share, and were $150.2 million or $3.23 per share including income from a discontinued operation.

Revenues:

Revenues in fiscal 2004, including $13.8 million from the Merced Group, were $1.2 billion, up 5.8% from revenues in fiscal 2003. Advertising revenues were up 6.8% to $972.8 million and circulation revenue was up 0.6% to $166.6 million.

The following table summarizes the Company’s revenue by category for fiscal 2004 compared to fiscal 2003. In order to allow an analysis of the categories on a comparable basis to fiscal 2003 operations, advertising revenues from the Merced Group are excluded from the advertising categories, and are discussed separately below. Management believes such an analysis is helpful to enable investors to understand the underlying advertising performance of the Company’s historical business.

	Fiscal Year Ended
(Dollars in thousands)	December 26, 2004	December 28, 2003	% Change
Advertising revenues:
Retail	$408,404	$397,415	2.8%
National	100,220	95,214	5.3%
Classified:
Automotive	117,038	119,014	-1.7%
Employment	107,765	98,028	9.9%
Real estate	97,620	89,110	9.5%
Other	36,867	36,796	0.2%

Total classified	359,290	342,948	4.8%
Other	92,627	75,051	23.4%

Total advertising excluding Merced	960,541	910,628	5.5%
Merced total advertising	12,267	—	NM

Total advertising	972,808	910,628	6.8%
Circulation	166,623	165,552	0.6%
Other	23,945	23,211	3.2%

Total revenues	$1,163,376	$1,099,391	5.8%

NM – Not Meaningful

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes the fiscal 2004 revenues at its newspapers operations by region with year-over-year changes (in thousands):

	Minnesota		California (1)		Carolinas		Northwest
	Revenues	% Change	Revenues	% Change	Revenues	% Change	Revenues	% Change
Revenues
Advertising	$309,506	5.0%	$372,232	10.0%	$155,616	6.0%	$135,454	3.8%
Circulation	66,294	0.2%	51,210	1.7%	24,328	0.8%	24,791	-0.4%
Other	4,303	34.5%	5,969	9.5%	6,221	7.2%	6,508	-16.4%

Total	$380,103	4.3%	$429,411	8.9%	$186,165	5.4%	$166,753	2.2%

(1)	The California region includes the 2004 revenues of $13.8 million of the Merced Group. Excluding the Merced Group, advertising revenues in this region increased 6.4% and total revenues were up 5.4%.

Retail advertising, excluding the Merced Group, grew $11.0 million over fiscal 2003 due to growth in preprinted advertising inserts placed into the newspapers, which was up $8.1 million or 5.1% and in ROP advertising, which increased $2.9 million or 1.2%. Much of the revenue increase was from the Star Tribune in Minneapolis ($5.4 million) and the Company’s three daily Bee newspapers in California ($4.8 million).

National advertising, excluding the Merced Group, increased $5.0 million, reflecting strong advertising from the airline, banking, entertainment and automotive categories ($4.2 million), partially offset by a $1.5 million decline in telecommunications (primarily in the California region). The net increase in national revenues was spread among the California, Minnesota and Carolinas regions, while the Northwest newspapers reported a decline in national advertising.

Classified advertising, excluding the Merced Group, increased $16.3 million over fiscal 2003, mostly from employment and real estate advertising growth. Employment advertising was up in all regions and gained momentum as the year progressed. Real estate advertising was up in all regions reflecting the national trend in this category. Automotive advertising revenues declined $2.0 million over fiscal 2003, and generally declined throughout the industry in 2004.

Other advertising revenues, excluding the Merced Group, increased $17.6 million and primarily consisted of online advertising and direct marketing revenues. Online advertising grew $13.2 million or 48.7% with strong growth in all regions. Direct marketing revenues increased $4.5 million with gains in most regions, led by strong growth at the Company’s three Bee newspapers. Direct mail revenues declined at the Star Tribune where certain unprofitable products were discontinued in 2004.

The Merced Group contributed $12.3 million in advertising revenues for fiscal 2004, including $5.6 million in retail advertising, $4.4 million in classified advertising and $1.8 million in direct mail advertising revenues.

Consolidated circulation revenues increased $1.1 million with much of the growth from the Merced Group. Excluding the Merced Group, circulation revenues were up $60,000.

Operating Expenses:

Operating expenses increased 5.1% and were up 3.7% excluding $11.8 million of expenses from the Merced Group. The following review of expense categories excludes the expenses of the Merced Group. Management believes such an analysis is helpful to enable investors to understand the underlying performance of the Company’s historical business.

Newsprint and supplement expense was up 8.9% with newsprint prices up 9.5% and newsprint consumption down 1.0%. Supplement costs were up $2.2 million. Compensation costs were up 4.4%, primarily reflecting salary increases and higher fringe benefit costs. Salaries increased 3.2% reflecting merit increases, which were offset somewhat by a decline in head count. However, fringe benefit costs rose 9.7%, largely due to $7.5 million in additional retirement and medical costs. Other operating expenses increased 2.3% primarily due to increased postage costs associated with the Company’s direct mail programs, while other costs were held in check through company-wide cost controls. Depreciation and amortization decreased $4.3 million, or 6.2%, largely reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain intangible assets.

Non-Operating (Expenses) Income - Net:

Interest expense was $9.1 million for fiscal 2004. This is a 49.7% decline from fiscal 2003, as the Company benefited from lower interest rates, the expiration of three interest rate swap agreements in June 2003 and one in June 2004, and debt repayment from free cash flow. The Company also recorded $3.7 million as a pre-tax charge to write off costs related to its previous debt agreement. See Note 2 to the consolidated financial statements and “Refinancing of Debt” discussion under “Recent Events and Trends” above.

The Company recorded $929,000 as its share of Ponderay’s income for fiscal 2004 compared to $368,000 in fiscal 2003, reflecting the positive impact of newsprint price increases on Ponderay’s results.

Income Taxes:

The Company’s effective income tax rate was 39.5% for fiscal 2004 compared to 37.5% in fiscal 2003, when the Company realized a greater impact from the effect of the successful resolution of certain state tax positions it had taken in connection with past acquisitions.

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

Revenues:

Revenues in fiscal year 2003 increased 2.8% to $1.1 billion with advertising revenues up 3.7% to $910.6 million and circulation revenues down 0.3% to $165.6 million.

The following table summarizes the Company’s revenue by category for fiscal 2003 compared to fiscal 2002 (in thousands):

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

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes fiscal 2003 revenues at its newspaper operations by region with year over year changes (in thousands):

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

Other revenues declined $2.9 million with much of the decline in the Northwest newspapers ($1.2 million) due to lower commercial printing revenues and at McClatchy Interactive ($437,000) due to the Company’s decision to discontinue the sale of news and information content to third parties.

Operating Expense:

Total operating expenses increased by 2.9% in fiscal 2003 due primarily to higher newsprint, retirement and medical costs. Compensation costs were up 3.1% reflecting salary increases and higher fringe benefit costs. Salaries increased 1.7% reflecting merit increases which were offset somewhat by a 1.2% decline in head count. However, fringe benefit costs rose by 9.5%, largely due to $7.0 million in additional retirement and medical costs. Newsprint and supplement expense was up 5.0% for fiscal 2003, with newsprint prices up 5.3% and consumption down 0.9%. Other operating expenses increased 3.9% due primarily to higher postage costs associated with the Company’s direct mail programs and to the write-off of certain software fixed assets. Depreciation and amortization costs declined $3.1 million, or 4.2%, primarily reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $4.9 million at December 26, 2004, versus $3.4 million at the end of fiscal 2003. The Company generated $185.9 million of cash from operating activities in fiscal 2004 even after the voluntary contribution of $60.0 million to its pension plans (discussed below). The major non-operating uses of cash for fiscal 2004 were $41.0 million to purchase the Merced Group, purchase property, plant and equipment, and pay dividends. On May 10, 2004 the Company received net proceeds of $375.0 million for the issuance of debt under its new Credit Agreement, and repaid $347.0 million of debt under its previous debt agreements. Debt under the Credit Agreement was subsequently retired with proceeds from issuing commercial paper. See the discussion of debt refinancing below. The Company paid $23.2 million in dividends for fiscal 2004, while proceeds from issuing Class A stock under employee stock plans totaled $8.2 million. See the Company’s Statement of Cash Flows on page 40.

The Company increased its quarterly dividend twice in 2004. The second quarter dividend payable on July 1, 2004 was increased to 12 cents per share from 11 cents per share. The third quarter dividend payable on October 1, 2004 was raised to 13 cents per share.

During fiscal 2004, the Company made voluntary contributions of $60.0 million to its defined benefit pension plans to reduce the unfunded liability of its qualified pension plans and to help reduce pension expense with the earnings on the contributions. Given the anticipated increase in its pension obligations in 2004 resulting from pension expense and low interest rates, management considered the $60.0 million contribution to be prudent. The Company also made a voluntary contribution of $40.0 million to the plans in early 2005 when it became apparent that long-term interest rates were continuing to remain at historical lows, resulting in a lower discount rate, and thus, higher retirement expenses and pension obligations. The Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans in future years.

The Company expended a total of $47.2 million in fiscal 2004 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Capital expenditures over the last three years have totaled $112.9 million and planned expenditures in fiscal 2005 are estimated to be $55 to $60 million at existing facilities. The Company has purchase obligations through 2010 totaling $43.1 million primarily for capital expenditures.

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

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s and Standard & Poor’s. A facility fee for the revolving credit ranges from 8.0 basis points to 22.5 basis points depending on the Company’s ratings, and such fees are currently at 12.5 basis points. No debt was outstanding under the Credit Agreement at December 26, 2004.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

The Company’s commercial paper outstanding at December 26, 2004 had maturities ranging from overnight to 46 days, with interest rates ranging from 2.10% to 2.48%. The weighted average interest rate on commercial paper outstanding since May 12, 2004 (inception of the program) through December 26, 2004 was 1.45%. Because the Company’s Credit Agreement provides backup for its commercial paper, and in accordance with the Company’s ability and intent, the commercial paper was classified as long-term debt.

The Company intends to use the $500 million of borrowing capacity under the commercial paper program and its back-up Credit Agreement, along with its operating cash flow, to meet its short and long-term liquidity needs. The amount of outstanding commercial paper will fluctuate at any given point in time depending on the current liquidity needs of the Company and cash generated from operations. The Company considers these fluctuations in its outstanding borrowings to be in the normal course of business and to be not material given its borrowing capacity of $500 million under the commercial paper program as supported by the Credit Agreement. The Company may use its commercial paper program and /or revolving credit facility for strategic investments or acquisitions in the future.

The Company currently has outstanding letters of credit totaling $7.9 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. The Company had $224.9 million of available credit under its current Credit Agreement at December 26, 2004.

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

Contractual Obligations:

The following table summarizes specific financial obligations under the Company’s contractual obligations and commercial commitments as of December 26, 2004 (in thousands):

	Payments Due By
	Total	1 Year or Less	1-3 Years	3-5 Years	After 5 Years
Included in the Company’s balance sheet:
Long-term debt	$267,200			$267,200
Pension obligations (a)	23,769	$1,396	$2,791	2,791	$16,791
Post-retirement obligations	17,270	2,130	4,261	4,261	6,618
Other long-term obligations (b)	19,101	7,889	9,915	1,154	143
Other obligations:
Purchase obligations (c)	43,127	23,599	19,502	26
Operating leases	19,228	5,896	8,458	3,269	1,605
Stand by letters of credit (d)	7,885			7,885
Guarantee of Ponderay debt	9,662		9,662

Total	$407,242	$40,910	$54,589	$286,586	$25,157

The Company has no material capital lease obligations.

(a)	Non-qualified pension plans.
(b)	Primarily deferred compensation and workers’ compensation obligations.
(c)	Primarily capital expenditures for property, plant and equipment.
(d)	In connection with the Company’s insurance program, letters of credit are required to support certain projected claims and obligations.

RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward-Looking Information:

This annual report on Form 10-K contains forward-looking statements regarding the Company’s actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, assumed medical cost trends, stock option expenses, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; geo-political uncertainties including the risk of war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers or other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive actions by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 14.5% of McClatchy’s operating expenses for fiscal 2004. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company’s earnings per share, please see the newsprint discussion above at “Recent Events and Trends.” If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers would be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 26, 2004, approximately a quarter of our full- and part-time employees were represented by unions including 58% at the Star Tribune and 23% at The Sacramento Bee, the Company’s two largest newspapers. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of its newspaper operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease in the Company’s annual net income by $300,000 to $400,000, less than one cent per share.

See the discussion at “Recent Events and Trends - Operating Expenses” for the impact of market changes on the Company’s newsprint and pension costs.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The McClatchy Company (“Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s financial statements presented in accordance with generally accepted accounting principles in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 26, 2004.

The McClatchy Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 33.

/s/ Gary B. Pruitt	/s/ Patrick J. Talamantes
Gary B. Pruitt	Patrick J. Talamantes
Chairman of the Board, President and	Vice President, Finance and
Chief Executive Officer	Chief Financial Officer
February 24, 2005	February 24, 2005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted as not applicable under the rules of Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting” that The McClatchy Company and subsidiaries maintained effective internal control over financial reporting as of December 26, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2004 of the Company and our report dated February 24, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Sacramento, California
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheet of The McClatchy Company and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2004. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statements Schedules at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The McClatchy Company and subsidiaries at December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Sacramento, California
February 24, 2005

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for share amounts)

	Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
REVENUES - NET:
Advertising	$972,808	$910,628	$877,838
Circulation	166,623	165,552	166,050
Other	23,945	23,211	26,072

	1,163,376	1,099,391	1,069,960
OPERATING EXPENSES:
Compensation	471,289	445,901	432,448
Newsprint and supplements	151,134	137,384	130,841
Depreciation and amortization	66,532	70,139	73,189
Other operating expenses	205,112	197,026	189,677

	894,067	850,450	826,155

OPERATING INCOME	269,309	248,941	243,805

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(9,095)	(18,090)	(26,448)
Refinancing related charge	(3,737)	—	—
Partnership income (loss)	929	368	(1,341)
Loss on internet investments	—	(1,008)	(1,000)
Other - net	155	448	652

	(11,748)	(18,282)	(28,137)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	257,561	230,659	215,668
INCOME TAX PROVISION	101,685	86,462	85,119

INCOME FROM CONTINUING OPERATIONS	155,876	144,197	130,549
DISCONTINUED OPERATION :
Income from discontinued operation (including $10,224 gain on disposal in 2003)	—	10,076	1,217
Income tax provision	—	4,051	550

Income from discontinued operation	—	6,025	667

NET INCOME	$155,876	$150,222	$131,216

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$3.36	$3.13	$2.86
Income from discontinued operation	—	$0.13	$0.01
Net income per share	$3.36	$3.26	$2.87

Diluted:
Income from continuing operations	$3.33	$3.10	$2.83
Income from discontinued operation	—	$0.13	$0.01
Net income per share	$3.33	$3.23	$2.84

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,382	46,127	45,795
Diluted	46,815	46,456	46,178

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 26, 2004	December 28, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,857	$3,384
Trade receivables (less allowance of $2,769 in 2004 and $3,084 in 2003)	138,467	129,066
Other receivables	3,735	3,859
Newsprint, ink and other inventories	17,032	15,518
Deferred income taxes	18,661	18,366
Prepaid income taxes	7,265	10,355
Other current assets	13,746	7,910

	203,763	188,458
PROPERTY, PLANT AND EQUIPMENT:
Building and improvements	237,304	230,502
Equipment	520,122	513,134

	757,426	743,636
Less accumulated depreciation	(469,059)	(440,110)

	288,367	303,526
Land	53,630	51,373
Construction in progress	25,236	15,429

	367,233	370,328
INTANGIBLE ASSETS:
Identifiable intangibles - net	62,712	81,921
Goodwill-net	1,249,053	1,218,047

	1,311,765	1,299,968

PREPAID PENSION ASSETS	149,483	—

OTHER ASSETS	17,156	16,544

TOTAL ASSETS	$2,049,400	$1,875,298

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 26, 2004	December 28, 2003
CURRENT LIABILITIES:
Current portion of debt	$—	$142,077
Accounts payable	31,486	31,841
Accrued compensation	65,031	60,833
Unearned revenue	43,344	40,424
Carrier deposits	1,530	2,435
Other accrued liabilities	15,499	19,044

	156,890	296,654

LONG-TERM DEBT	267,200	204,923

OTHER LONG-TERM OBLIGATIONS	48,725	58,702

DEFERRED INCOME TAXES	153,581	99,002

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A - authorized 100,000,000 shares, issued 20,200,107 in 2004 and 19,896,011 in 2003	202	199
Class B - authorized 60,000,000 shares, issued 26,264,147 in 2004 and 26,384,147 in 2003	263	264
Additional paid-in capital	335,489	325,599
Retained earnings	1,088,679	956,003
Accumulated other comprehensive loss	(1,629)	(66,048)

	1,423,004	1,216,017

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,049,400	$1,875,298

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$155,876	$144,197	$130,549
Reconciliation to net cash provided:
Depreciation and amortization	66,532	70,139	73,189
Deferred income taxes	11,331	18,313	6,060
Partnership (income) losses	(929)	(368)	1,341
Contribution to pension plans	(60,000)	(50,000)	(10,000)
Refinancing related charge	3,737	—	—
Loss on internet investments	—	1,008	1,000
Changes in certain assets and liabilities - net	7,642	(4,015)	(7,090)
Other	1,748	4,593	1,631

Net cash provided by continuing operations	185,937	183,867	196,680
Income from discontinued operation	—	6,025	667
Reconciliation to net cash used:
Gain on sale of discontinued operation	—	(10,224)	—
Other - net	—	1,331	(31,742)

Net cash used by discontinued operation	—	(2,868)	(31,075)

Net cash provided by operating activities	185,937	180,999	165,605

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(47,206)	(34,149)	(31,566)
Purchase of Merced Group	(40,984)	—	—
Proceeds from sale of discontinued operation	—	9,785	—
Other - net	580	500	158

Net cash used by investing activities	(87,610)	(23,864)	(31,408)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds of commercial paper	267,200	—	—
Repayment of debt	(347,000)	(149,000)	(142,000)
Payment of financing costs	(2,045)	—	—
Payment of cash dividends	(23,200)	(20,305)	(18,331)
Other - principally stock issuances	8,191	10,197	12,608

Net cash used by financing activities	(96,854)	(159,108)	(147,723)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,473	(1,973)	(13,526)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,384	5,357	18,883

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,857	$3,384	$5,357

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Par Value		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Class A	Class B
BALANCES, DECEMBER 30, 2001	$189	$267	$296,220	$713,201	$(11,712)	$998,165
Net income				131,216		131,216
Change in fair value of swaps					471
Change in minimum pension liability					(71,229)
Other					(68)

Other comprehensive loss					(70,826)	(70,826)

Total comprehensive income						60,390
Dividends paid ($.40 share)				(18,331)		(18,331)
Conversion of 104,500 Class B shares to Class A	1	(1)				—
Issuance of 422,241 Class A shares under stock plans	5		12,603			12,608
Tax benefit from stock plans			4,497			4,497

BALANCES, DECEMBER 29, 2002	195	266	313,320	826,086	(82,538)	1,057,329
Income from continuing operations				144,197		144,197
Income from discontinued operation				6,025		6,025
Change in fair value of swaps					3,132
Change in minimum pension liability					13,250
Other					108

Other comprehensive income					16,490	16,490

Total comprehensive income						166,712
Dividends paid ($.44 share)				(20,305)		(20,305)
Conversion of 160,000 Class B shares to Class A	2	(2)				—
Issuance of 264,704 Class A shares under stock plans	2		10,195			10,197
Tax benefit from stock plans			2,084			2,084

BALANCES, DECEMBER 28, 2003	199	264	325,599	956,003	(66,048)	1,216,017
Net income				155,876		155,876
Change in fair value of swaps					782
Change in minimum pension liability					63,677
Other					(40)

Other comprehensive income					64,419	64,419

Total comprehensive income						220,295
Dividends paid ($.50 per share)				(23,200)		(23,200)
Conversion of 120,000 Class B shares to Class A	1	(1)				—
Issuance of 184,096 Class A shares under stock plans	2		8,228			8,230
Tax benefit from stock plans			1,662			1,662

BALANCES, DECEMBER 26, 2004	$202	$263	$335,489	$1,088,679	$(1,629)	$1,423,004

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

Acquisition - On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $41.0 million in cash. Revenues of the Merced Group in fiscal 2004 were $13.8 million. The purchase included $37.2 million in intangible assets, the most significant of which was $31.0 million of goodwill. Amortization of the goodwill and other identifiable intangibles will be deductible for tax purposes. The useful lives associated with the $6.2 million of identifiable intangible assets range from eight to 17 years. See the discussion of intangibles and goodwill below. The acquisition and results of the Merced Group are included in the Company’s financial statements beginning on January 7, 2004. The results of the acquisition on the Company’s pro forma combined results of operations for the fiscal year ended December 28, 2003, or any interim period in the 2003 fiscal year (assuming the acquisition was made at the beginning of fiscal year 2003), were not material.

Discontinued operation - On June 10, 2003, the Company sold the assets of The Newspaper Network (TNN), a national sales and marketing company. The Associated Press purchased TNN’s ad processing operations and, separately, Vertis, Inc. purchased TNN’s sales and marketing assets. Total consideration from the sales was $14.2 million including the assumption of liabilities. The revenues and operating results of TNN are included in discontinued operations in the Company’s Consolidated Statement of Income in fiscal 2003.

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

Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company (“Ponderay”), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company’s share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see Note 6) and is required to purchase 28,400 metric tons of annual production on a “take-if-tendered” basis at prevailing market prices until the debt is repaid. The Company satisfies this obligation by direct purchase (payments made in 2004: $15,378,000, 2003: $14,381,000 and 2002: $12,546,000) or reallocation to other buyers.

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

Intangibles and goodwill consist of the unamortized excess of the cost of acquiring newspaper operations over the fair values of the newspapers’ tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers, covenants not to compete and commercial printing contracts, are amortized over three to forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of each of its newspaper operations. Based upon these reviews, no impairments of intangible assets have been incurred in fiscal 2002 through 2004. The increase in goodwill from December 28, 2003 resulted from the acquisition of the Merced Group as discussed above.

Information regarding the Company’s identifiable assets as of December 26, 2004 and December 28, 2003 is as follows (in thousands):

		December 26, 2004
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	16 Years	$256,150	$199,307	$56,843
Other	4 Years	15,886	10,017	5,869

Identifiable intangible assets		$272,036	$209,324	$62,712

		December 28, 2003
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	16 Years	$249,971	$181,346	$68,625
Other	8 Years	38,178	24,882	13,296

Identifiable intangible assets		$288,149	$206,228	$81,921

Amortization expense was $18,273,000, $19,508,000 and $19,604,000 in fiscal 2004, 2003 and 2002, respectively. Estimated amortization expenses related to intangible assets existing as of December 26, 2004 for the five succeeding fiscal years is as follows (in thousands):

Year	Estimated Amortization Expense
2005	$17,909
2006	7,601
2007	3,753
2008	3,743
2009	3,713

Stock-based compensation - At December 26, 2004, the Company had six stock-based compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” No material amounts of compensation have been recorded for these plans.

Had compensation costs for the Company’s stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2004	2003	2002
Net income:
As reported	$155,876	$150,222	$131,216
Deduct stock-based compensation under SFAS No. 123, net of taxes	(4,650)	(4,705)	(3,828)

Pro forma	$151,226	$145,517	$127,388

Earnings per common share:
As reported
Basic	$3.36	$3.26	$2.87
Diluted	$3.33	$3.23	$2.84
Pro forma
Basic	$3.26	$3.15	$2.78
Diluted	$3.23	$3.13	$2.76

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated

for all unvested stock options and restricted stock. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption. If the Company were to expense the value of stock options for the full fiscal year 2005, it would reduce earnings by an estimated 10 to 12 cents per share. This estimate is based upon currently available information and actual results may differ when SFAS 123R is adopted.

Derivative instruments - The Company records its derivative instruments, primarily interest rate protection agreements (swaps), at fair value in its financial statements. See Notes 2 and 8.

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

The following table summarizes the changes in other comprehensive income (loss) (in thousands):

	Pre-Tax	Tax	After Tax
Year Ended December 26, 2004
Minimum pension liability	$106,128	$(42,451)	$63,677
Fair value of swaps	1,303	(521)	782
Other	(67)	27	(40)

	$107,364	$(42,945)	$64,419

Year Ended December 28, 2003
Minimum pension liability	$22,083	$(8,833)	$13,250
Fair value of swaps	5,220	(2,088)	3,132
Other	180	(72)	108

	$27,483	$(10,993)	$16,490

Year Ended December 29, 2002
Minimum pension liability	$(118,715)	$47,486	$(71,229)
Fair value of swaps	1,197	(726)	471
Other	(113)	45	(68)

	$(117,631)	$46,805	$(70,826)

The following table summarizes the accumulated other comprehensive loss balances as of December 26, 2004 (in thousands):

	December 28, 2003	Current Period Change	December 26, 2004
Minimum pension liability	$(65,306)	$63,677	$(1,629)
Fair value of swaps	(782)	782	—
Other	40	(40)	—

Accumulated other comprehensive loss	$(66,048)	$64,419	$(1,629)

Segment reporting - The Company’s primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were 16,786 in 2004, 85,554 in 2003 and 26,754 in 2002.

NOTE 2. LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

Long-term debt consisted of (in thousands):

	December 26, 2004	December 28, 2003
Unsecured promissory notes	$267,200	—
Term Loans	—	$329,000
Revolving credit line	—	18,000

Total debt	267,200	347,000
Less current portion	—	(142,077)

Long-term debt	$267,200	$204,923

On May 10, 2004, the Company entered into a five-year, senior unsecured revolving credit facility (Credit Agreement), which provides for borrowings of up to $500 million from a syndicate of banks through May 11, 2009. The primary purpose of the Credit Agreement is to support the issuance of unsecured promissory notes under a commercial paper program (commercial paper) of up to $500 million and for general corporate purposes. Initially, however, the Company used the Credit Agreement to refinance all of its existing term debt and principal outstanding under the previous bank credit facility. This debt was subsequently retired with proceeds from the issuance of commercial paper during the second quarter of fiscal 2004. As a result of the refinancing, the Company wrote off capitalized loan fees of $3.7 million related to its previous bank credit facility.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s and Standard & Poor’s. A facility fee for the Credit Agreement ranges from 8.0 basis points to 22.5 basis points depending on the Company’s ratings, and such fees are currently at 12.5 basis points. No amounts were outstanding under the Credit Agreement at December 26, 2004.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

The commercial paper outstanding at December 26, 2004 had maturities ranging from overnight to 46 days, with interest rates ranging from 2.10% to 2.48%. The weighted average interest rate on commercial paper outstanding since May 12, 2004 (inception of the program) through December 26, 2004 was 1.45%. Because the Company’s Credit Agreement provides backup for its commercial paper, and in accordance with the Company’s ability and intent, the commercial paper is classified as long-term debt.

The Company’s previous bank credit facility included term loans and a revolving credit line, all of which were retired from proceeds under the new debt structure described above. Interest rates applicable to debt drawn down during fiscal 2004 but prior to the refinancing of the previous bank credit facility ranged from 1.7% to 2.7% (excluding the effect of the interest rate swap discussed below).

At December 26, 2004, the Company had outstanding letters of credit totaling $7.9 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

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

The Company had one interest rate swap agreement, which expired in June 2004, designated as a cash flow hedge specifically designed to hedge the variability in the expected cash flows that were attributable to interest rate fluctuations on $100.0 million of its variable rate bank debt. The effect of this agreement was to fix the LIBOR interest rate exposure at approximately 3.8% on that portion of the Company’s term loans.

As of December 26, 2004, the Company was a guarantor of $9.7 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company’s pro rata portion of Ponderay debt, which is guaranteed by the general partners. The debt is secured by the assets of Ponderay and matures on April 12, 2006.

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2011, totaling approximately $43.1 million.

Other long-term obligations consist of (in thousands):

	December 26, 2004	December 28, 2003
Pension obligations	$22,373	$33,366
Post retirement benefits obligation	15,140	14,301
Deferred compensation and other	11,212	11,035

	$48,725	$58,702

See Note 4 for further discussion of the Company’s pension and post-retirement obligations.

NOTE 3. INCOME TAXES

Income tax provisions related to continuing operations consist of (in thousands):

	Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Current:
Federal	$77,504	$59,563	$68,466
State	12,849	8,585	10,594
Deferred:
Federal	8,695	13,988	4,504
State	2,637	4,326	1,555

Income tax provision	$101,685	$86,462	$85,119

The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2%	2.2%	4.2%
Amortization of intangibles	0.1%	0.1%	0.1%
Other	0.2%	0.2%	0.2%

Effective tax rate	39.5%	37.5%	39.5%

The components of deferred tax liabilities (benefits) recorded in the Company’s Consolidated Balance Sheet on December 26, 2004 and December 28, 2003 are (in thousands):

	2004	2003
Depreciation and amortization	$73,501	$82,372
Partnership losses	3,416	3,692
State taxes	18,816	16,502
Pension and post-retirement	52,977	(6,617)
Deferred compensation	(12,849)	(13,323)
Mark-to-market of interest rate swaps	—	(521)
Other	(941)	(1,469)

Deferred tax liability (net of $18,661 in 2004 and $18,366 in 2003 reported as current assets)	$134,920	$80,636

NOTE 4. EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans), which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide benefits. The Company made $60.0 million in voluntary contributions to its plans in fiscal 2004 and made an additional $40.0 million voluntary contribution in early fiscal 2005. No other contributions to these plans are currently contemplated for fiscal 2005.

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

The elements of pension costs are as follows (in thousands):

	December 26, 2004	December 28, 2003	December 29, 2002
Cost of benefits earned during the year	$19,418	$16,275	$13,808
Interest on projected benefit obligation	32,616	30,214	28,983
Expected return on plan assets	(47,367)	(41,934)	(39,137)
Prior service cost amortization	670	632	739
Actuarial loss	5,955	747	37

Net pension expense	$11,292	$5,934	$4,430

The Company contributed $1,990,000 in 2004, $2,024,000 in 2003 and $1,964,000 in 2002 to multi-employer retirement plans.

The Company also provides or subsidizes certain life insurance benefits for employees of McClatchy Newspapers, Inc. and provides certain life insurance and retiree health care benefits for The Star Tribune Company’s employees. The elements of post-retirement expenses are as follows (in thousands):

	December 26, 2004	December 28, 2003	December 29, 2002
Service cost	$1,151	$1,227	$622
Interest cost	1,485	1,611	1,052
Prior service cost amortization	(113)	(113)	—
Actuarial loss (gain)	614	753	(47)

Net post-retirement benefit expense	$3,137	$3,478	$1,627

Expected benefit payments to retirees under the Company’s retirement and post-retirement plans over the next ten years are summarized below (in thousands):

	Retirement Plans	Post-retirement Plans
2005	$21,872	$2,334
2006	22,837	2,533
2007	24,201	2,727
2008	25,783	2,914
2009	27,617	3,088
2010-2014	176,592	17,974

Total	$298,902	$31,570

A reconciliation of the plans’ benefit obligations, fair value of assets, funded status and amounts recognized in the Company’s Consolidated Balance Sheet at December 26, 2004 and December 28, 2003 are as follows (in thousands):

	Retirement Plans		Post-retirement Plans
	2004	2003	2004	2003
Change in projected benefit obligations:
Beginning of year	$527,965	$461,808	$26,156	$15,799
Service cost	19,418	16,275	1,152	1,227
Interest costs	32,616	30,214	1,485	1,611
Plan amendments	—	485	—
Actuarial loss	24,918	40,389	48	9,081
Benefits paid	(21,763)	(21,206)	(2,134)	(1,562)

End of year	583,154	527,965	26,707	26,156

Change in fair market value of assets:
Beginning of year	431,304	314,912	—	—
Return on assets	55,754	86,308	—	—
Contributions	61,348	51,290	2,134	1,562
Benefit payments	(21,763)	(21,206)	(2,134)	(1,562)

End of year	526,643	431,304	—	—

Funded status	(56,511)	(96,661)	(26,707)	(26,156)
Unrecognized net loss	181,334	170,758	9,756	10,321
Prior service costs	4,459	5,129	(319)	(432)

Prepaid (accrued) cost	$129,282	$79,226	$(17,270)	$(16,267)

Amounts recognized:
Prepaid benefit cost	$149,483	$97,579	—	—
Accrued benefit liability	(20,201)	(18,353)	$(17,270)	$(16,267)
Additional liability	(3,155)	(113,534)	—	—
Intangible asset	440	4,684	—	—
Accumulated other comprehensive income	2,715	108,850	—	—

Net amount recognized	$129,282	$79,226	$(17,270)	$(16,267)

See Note 1 for a discussion of the change in comprehensive income arising from the change in the additional minimum pension liabilities.

The assets of the plans are commingled in a Master Trust and, as of December 26, 2004 and December 28, 2003, the measurement dates for the plans, assets and related target allocations are as follows (dollars in thousands):

	December 26, 2004	December 28, 2003	Target Allocation
Equity securities	$366,034	$310,993	69%
Debt securities	140,673	105,815	28%
Real estate securities	19,689	14,496	3%
Cash equivalents	248	—	—

	$526,644	$431,304	100%

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

The Company’s discount rate was determined by a review of long-term, non-callable, high quality bonds, as well as, consultation with the Company’s actuaries. The rate was compared to discount rates expected to be used by peer companies in the industry, to the extent known, as well as to other companies included in surveys conducted by the Company’s actuaries to gain additional assurance of its reasonableness.

Weighted average assumptions used for valuing benefit obligations were:

	2004	2003
Retirement and Post-retirement Plans:
Discount rate in determining benefit obligation	6.0%	6.25%
Retirement Plans:
Rates of salary increase	3.6%	3.6%

Weighted average assumptions for pension and post-retirement expense were:

	2004	2003
Discount rate	6.25%	6.75%
Expected long-term return on assets	9.0%	9.0%
Rates of salary increase	3.6%	3.1%

The accumulated benefit obligation for all defined benefit pension plans was $511,203,000 and $465,413,000 at December 26, 2004 and December 28, 2003, respectively. The following table summarizes data for pension plans with accumulated benefit obligations in excess of plan assets, (in thousands):

	December 26, 2004	December 28, 2003
Projected benefit obligation	$28,852	$527,965
Accumulated benefit obligation	23,355	465,413
Fair value of plan assets	—	431,304

For the Star Tribune post-retirement plan, the medical cost trend rates are expected to decline from 10.0% in 2005 to 5.0% by the year 2010. For the Star Tribune’s plan (benefit obligation of $12.6 million and expense of $2.9 million), a 1.0% increase in the assumed health care cost trend rate would increase the benefit obligation and expense by $2.0 million and $259,000, respectively. A 1.0% decrease in the assumed health care cost trend rate would decrease the benefit obligation and expense by $1.8 million and $228,000, respectively.

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. The Company’s mandatory matching contributions to the 401(k) plans were $7,047,000 in 2004, $6,724,000 in 2003, and $6,768,000 in 2002.

NOTE 5. CASH FLOW INFORMATION

The cash paid in connection with the acquisition of the Merced Group on January 7, 2004 consists of (in thousands):

Fair value of assets acquired	$42,041
Fair value of liabilities assumed	(1,750)
Fees and expenses	693

Net cash paid	$40,984

Cash paid during the years ended December 26, 2004, December 28, 2003 and December 29, 2002 for interest and income taxes were (in thousands):

	2004	2003	2002
Interest paid (net of amount capitalized)	$8,269	$15,113	$26,384
Income taxes paid (net of refunds)	$85,601	$78,059	$88,082

Cash provided or used by continuing operations, excluding cash used for the acquisition of the Merced Group, was affected by changes in certain assets and liabilities were as follows (in thousands):

	December 26 2004	December 28, 2003	December 29, 2002
Increase (decrease) in assets:
Trade receivables	$7,492	$4,029	$3,729
Inventories	1,354	907	494
Other assets	147,483	11,316	(80,479)

Total	156,329	16,252	(76,256)

Increase (decrease) in liabilities:
Accounts payable	(1,148)	5,557	(1,293)
Accrued compensation	4,198	6,687	21
Income taxes	—	(4,051)	(10,558)
Other liabilities	160,921	4,044	(71,516)

Total	163,971	12,237	(83,346)

Net cash increase (decrease) from changes in certain assets and liabilities	$7,642	$(4,015)	$(7,090)

Certain amounts in 2002 above have been reclassified to be consistent with the 2004 and 2003 presentation.

The significant increase in other assets and other liabilities is the result of the Company reversing its comprehensive losses and minimum pension liabilities related to its qualified pension plans. Recent plan contributions coupled with the investment return on assets have resulted in plans’ assets exceeding the plans’ accumulated benefit liabilities. Hence, prepaid pension assets which were previously netted against minimum liabilities, were reclassified to assets on the balance sheet, and the minimum liabilities were reversed. The minimum liabilities were initially recorded in fiscal 2002; see the discussion below.

The significant reduction in other assets and other liabilities in 2002 is the result of two separate events: At December 31, 2001, the Company had $78.2 million of prepaid pension assets related to three qualified pension plans (included in other assets in our Consolidated Balance Sheet) and separately had $34.8 million of liabilities related to a fourth qualified pension plan. During 2002 the Company merged two of its qualified pension plans. At the time the plans were merged, the Company had recorded a $63.4 million prepaid asset related to one plan and had an accrued liability related to the other. Given that these plans became one legal entity, the Company reduced its prepaid assets and liabilities to record a net pension prepaid asset of $33.5 million for the merged plan. Separately, prepaid pension assets were reduced to zero at year-end 2002 when the Company recorded its additional minimum liability in accordance with SFAS No. 87, which resulted in netting the assets against the minimum liability to record a net unfunded accumulated benefit obligation for its defined benefit plans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

As of December 26, 2004, the Company was a guarantor of $9.7 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company’s pro rata portion of Ponderay debt, which is guaranteed by the general partners. The partnership was formed in 1985 and began operations in 1989. The debt is secured by the assets of Ponderay and is payable by Ponderay on April 12, 2006.

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2010, totaling $43.1 million.

The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through December 2013. Total rental expense amounted to $6,018,000 in 2004, $6,122,885 in 2003 and $6,592,000 in 2002.

Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):

2005	$5,896
2006	4,941
2007	3,517
2008	2,074
2009	1,195
Thereafter	1,605

Total	$19,228

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

NOTE 7. COMMON STOCK AND STOCK PLANS

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

At December 26, 2004, the Company has six stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No significant amounts of compensation costs have been recognized for its stock option plans and its stock purchase plan.

The Company’s Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of “fair market value” (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 26, 2004, a total of 1,327,929 shares of Class A common stock have been issued under the Purchase Plan.

The Company has two stock option plans which reserve 4,062,500 Class A common shares for issuance to key employees — the 1994 and 1997 plans (“Employee Plans”). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A common stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative. The 1994 plan (which has l,869,325 outstanding grants at December 26, 2004) expired in January 2004 and has been replaced by the 2004 stock incentive plan (see the discussion below).

The Company’s two amended and restated stock option plans for outside directors (the 1990 Stock Option Plan and the 2001 Director Plan, together the “Directors’ Plans”) provide for the issuance of up to 687,500 shares of Class A stock. Under these plans each non-employee director is granted, at the conclusion of each regular annual meeting of stockholders, an option to purchase shares of Class A common stock at fair market value on the date of the grant. In 2004, each such director was granted an option to purchase 3,000 shares of Class A common stock. Terms of the Directors’ Plans are similar to the terms of the Employee Plans.

The Company has a stock incentive plan (the 2004 plan) which reserves 3,000,000 Class A common shares for issuance to key employees and outside directors. Terms of the 2004 plan are similar to the Employee and Directors’ Plans, except that the 2004 plan permits the following type of incentive awards in addition to stock options and stock appreciation rights: restricted stock, unrestricted stock, stock units and dividend equivalent rights.

Outstanding options are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding December 30, 2001	2,056,055	$37.23

Granted	588,000	$57.46
Exercised	(356,325)	$27.14
Forfeited	(37,250)	$39.78

Outstanding December 29, 2002	2,250,480	$44.07

Granted	589,500	$66.62
Exercised	(203,305)	$35.96
Forfeited	(50,625)	$42.49

Outstanding December 28, 2003	2,586,050	$49.88

Granted	515,000	$70.99
Exercised	(130,550)	$39.33
Forfeited	(51,375)	$56.99

Outstanding December 26, 2004	2,919,125	$53.95

Options exercisable:

December 29, 2002	592,105
December 28, 2003	785,175
December 26, 2004	1,125,375

The following tables summarize information about stock options outstanding in the stock plans at December 26, 2004:

Range of Exercise Prices	Options Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$17.80 - $45.98	1,291,125	5.64	$40.09	963,500	$38.66
$51.59 - $67.31	1,112,000	8.42	$62.14	161,875	$57.71
$68.25 - $71.10	516,000	9.91	$70.99	—	—

Pro forma compensation costs are calculated for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	0.74	0.65	0.70
Expected life in years	5.2	5.2	5.3
Volatility	.14	.16	.23
Risk-free interest rate	3.61	3.07	3.29

Weighted average fair value of options granted	$13.62	$13.05	$14.80

See Note 1 for a description of the effect of the pro forma compensation expense derived using the fair value method on the Company’s results.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE DISCLOSURES

The following estimates were developed using available market data for instruments held as of December 26, 2004 and December 28, 2003 (in thousands):

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$4,857	$4,857	$3,384	$3,384
Trade receivables	138,467	138,467	129,066	129,066
Accounts payable	(31,486)	(31,486)	(31,841)	(31,841)
Long-term debt	(267,200)	(267,200)	(204,923)	(204,923)
Interest rate swap agreements	—	—	(1,304)	(1,304)

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

The Company had one interest rate swap agreement designated as a cash flow hedge and is specifically designed to hedge the variability in the expected cash flows that is attributable to interest rate fluctuations of its variable rate bank debt on $100.0 million through June 2004. The effect of this agreement was to fix LIBOR interest rate exposure of approximately 3.8% on that portion of the Company’s term loans.

NOTE 9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Net revenues	$272,283	$296,270	$286,672	$308,151
Operating income	51,799	72,126	65,697	79,687
Net income	28,929	40,095	39,072	47,780
Net income per common share	0.62	0.86	0.83	1.02

2003
Net revenues	$257,881	$276,370	$272,100	$293,040
Operating income	47,261	66,095	61,266	74,319
Net income	25,310	43,448	35,838	45,626
Net income per common share	0.55	0.94	0.77	0.98

In June 2003 the Company sold the assets of The Newspaper Network, Inc., a discontinued operation, and recorded an after-tax gain equal to 13 cents per share. All revenues and operating income have been reclassified to reflect only those from continuing operations. This reclassification had no material impact on the amounts of revenues and operating income in 2003, nor was the results of the discontinued operation material to any quarterly results other than the second quarter of 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that time.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our last fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Report on Internal Control Over Financial Reporting on page 31.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions “Nominees for Class A Directors,” “Nominees for Class B Directors” and “Other Executive Officers” under the heading “Election of Directors” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1	)&(2)	Financial Statements and Financial Statement Schedules filed as a part of this Report are listed in the Index to Financial Statements and Financial Statement Schedules on page 32 hereof.

(3)		Exhibits filed as part of this Report are listed in the Exhibit Index beginning on Page 69 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McClatchy Company

By:	/s/ Gary B. Pruitt
Gary B. Pruitt, Chairman, President and Chief Executive Officer
Date	February 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ Gary B. Pruitt
Gary B. Pruitt, Chairman of the Board, President, Chief Executive Officer and Director
Date:	February 24, 2005

Principal Financial Officer:

By:	/s/ Patrick J. Talamantes
Patrick J. Talamantes, Vice President, Finance and Chief Financial Officer
Date:	February 24, 2005

Principal Accounting Officer:

By:	/s/ Robert W. Berger
Robert W. Berger, Controller and Assistant Treasurer
Date:	February 24, 2005

Directors:

By:	/s/ Elizabeth Ballantine
Elizabeth Ballantine, Director
Date:	February 24, 2005

Directors (continued):

By:	/s/ Leroy T. Barnes, Jr.
Leroy T. Barnes, Jr., Director
Date:	February 24, 2005

By:	/s/ William K. Coblentz
William K. Coblentz, Director
Date:	February 24, 2005

By:	/s/ Molly Maloney Evangelisti
Molly Maloney Evangelisti, Director
Date:	February 24, 2005

By:	/s/ R. Larry Jinks
R. Larry Jinks, Director
Date:	February 24, 2005

By:	/s/ Joan F. Lane
Joan F. Lane, Director
Date:	February 24, 2005

By:	/s/ Brown McClatchy Maloney
Brown McClatchy Maloney, Director
Date:	February 24, 2005

By:	/s/ Kevin McClatchy
Kevin McClatchy, Director
Date:	February 24, 2005

By:	/s/ William McClatchy
William McClatchy, Director
Date:	February 24, 2005

By:	/s/ Theodore Reed Mitchell
Theodore Reed Mitchell, Director
Date:	February 24, 2005

Directors (continued):

By:	/s/ S. Donley Ritchey, Jr.
S. Donley Ritchey, Jr., Director
Date:	February 24, 2005

By:	/s/ Frederick R. Ruiz
Frederick R. Ruiz, Director
Date:	February 24, 2005

By:	/s/ Maggie Wilderotter
Maggie Wilderotter, Director
Date:	February 24, 2005

SCHEDULE II

THE McCLATCHY COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 26, 2004

(in thousands)

	Balance Beginning of Period	Additions		Deductions for purposes for which accounts were set up (1)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year Ended December 29, 2002:
Allowance for uncollectible accounts	$(5,059)	$(8,370)	—	$8,557	$(4,872)

Year Ended December 28, 2003:
Allowance for uncollectible accounts	$(4,872)	$(6,737)	—	$8,525	$(3,084)

Year Ended December 26, 2004:
Allowance for uncollectible accounts	$(3,084)	$(6,211)	—	$6,526	$(2,769)

(1)	Amounts written off net of bad debt recoveries.

TABLE OF EXHIBITS

Exhibit	Description
3.1*	The Company’s Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company’s 1997 Form 10-K.

3.2*	The Company’s By-laws as amended on December 4, 2002 included as Exhibit 3.2 to the Company’s 2002 Form 10-K.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1*	Credit Agreement dated March 10, 1998 between The McClatchy Company (formerly MNI Newco, Inc.), the lenders party thereto, Salomon Brothers, Inc., as Arranger and Syndication Agent and Bank of America National Trust and Savings Association as Swingline Lender, Administrative Agent and Collateral Agent, included as Exhibit 10.2 in the Company’s 1997 Form 10-K.

10.2*	Ponderay Newsprint Company Partnership Agreement dated as of September 12, 1985 between Lake Superior Forest Products, Inc., Central Newsprint Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper Company included in Exhibit 10.10 to McClatchy Newspapers, Inc. Registration Statement No. 33-17270 on Form S-1.

**10.3*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 31, 2000.

**10.4*	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002 included as Exhibit 10.4 to the Company’s 2001 Form 10-K.

**10.5*	Amended and Restated 1987 Stock Option Plan dated August 15, 1996 included as Exhibit 10.7 to the McClatchy Newspapers, Inc. 1996 Report on Form 10-K.

**10.6 *	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company’s Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.7*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s 2002 Report on Form 10-K.

**10.8*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.

**10.9*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Form 10-K.

**10.10*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003 included as Exhibit 10.10 to the Company’s 2003 Form 10-K.

**10.11*	The Company’s Long-Term Incentive Plan dated January 1, 1998 included as Exhibit 10.2 to the Company’s Report on Form 10-Q for the Quarter Ending on June 30, 1998.

**10.12*	The Company’s Amended and Restated Chief Executive Bonus Plan, dated March 19, 2003 included as Exhibit 10.12 to the Company’s Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.13	The Company’s Amended and Restated 2001 Director Stock Option Plan.

**10.14*	Credit Agreement dated May 10, 2004 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

**10.15*	The Company’s 2004 Stock Incentive Plan included as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

**10.16*	Form of McClatchy’s 2005 Director Option Agreement included as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.17*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005

10.18	Form of Indemnification Agreement between the Company and each of its officers and directors.

21*	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors