Form 10-Q
period 2005-03-27
MCCLATCHY CO
filed 2005-04-29
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 27, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824

The McClatchy Company
(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 28, 2005:

Class A Common Stock	20,379,557
Class B Common Stock	26,244,147

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	March 27,	December 26,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,984	$ 4,857
Trade receivables (less allowance of
$2,793 in 2005 and $2,769 in 2004)	121,118	138,467
Other receivables	3,440	3,735
Newsprint, ink and other inventories	19,498	17,032
Deferred income taxes	18,954	18,661
Prepaid income taxes	-	7,265
Other current assets	12,323	13,746
	177,317	203,763
PROPERTY, PLANT AND EQUIPMENT:
Building and improvements	237,668	237,304
Equipment	547,348	520,122
	785,016	757,426

Less accumulated depreciation	(477,390)	(469,059) (469,059(469,059)
	307,626	288,367
Land	53,511	53,630
Construction in progress	15,623	25,236
	376,760	367,233
INTANGIBLE ASSETS:
Identifiable intangibles - net	58,097	62,712
Goodwill - net	1,249,053	1,249,053
	1,307,150	1,311,765

PREPAID PENSION ASSETS	185,932	149,483
OTHER ASSETS	17,077	17,156

TOTAL ASSETS	$ 2,064,236	$ 2,049,400

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	March 27,	December 26,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 27,900	$ 31,486
Accrued compensation	53,100	65,031
Income taxes	15,986	-
Unearned revenue	45,337	43,344
Carrier deposits	1,553	1,530
Other accrued liabilities	15,731	15,499
	159,607	156,890

LONG-TERM DEBT	253,400	267,200

OTHER LONG-TERM OBLIGATIONS	47,531	48,725

DEFERRED INCOME TAXES	150,287	153,581

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 100,000,000 shares,	203	202
issued 20,338,738 in 2005 and 20,200,107 in 2004
Class B - authorized 60,000,000 shares,	262	263
issued 26,244,147 in 2005 and 26,264,147 in 2004
Additional paid-in capital	342,316	335,489
Retained earnings	1,114,959	1,088,679
Deferred stock compensation	(2,700)	-
Accumulated other comprehensive loss	(1,629)	(1,629)
	1,453,411	1,423,004

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY EDEQUITEEEQUIEQUITY	$ 2,064,236	$ 2,049,400

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended

	March 27,	March 28,
	2005	2004
REVENUES - NET:
Advertising	$ 233,898	$ 224,658
Circulation	41,397	41,546
Other	5,632	6,079
	280,927	272,283
OPERATING EXPENSES:
Compensation	122,118	118,103
Newsprint and supplements	36,443	34,969
Depreciation and amortization	16,350	16,614
Other operating expenses	50,514	50,798
	225,425	220,484

OPERATING INCOME	55,502	51,799

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(2,012)	(3,639)
Partnership income (loss)	106	(107)
Other - net	89	72
	(1,817)	(3,674)

INCOME BEFORE INCOME TAX PROVISION	53,685	48,125

INCOME TAX PROVISION	21,350	19,196

NET INCOME	$ 32,335	$ 28,929

NET INCOME PER COMMON SHARE:
Basic	$ 0.69	$ 0.62
Diluted	$ 0.69	$ 0.62

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,541	46,311
Diluted	46,977	46,748

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended

	March 27,	March 28,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 32,335	$ 28,929

Reconciliation to net cash provided:
Depreciation and amortization	16,350	16,614
Deferred income taxes	(3,587)	5,327
Partnership (income) loss	(106)	107
Contribution to pension plans	(40,000)	(60,000)
Changes in certain assets and liabilities - net	25,566	14,949
Other	267	1,044

Net cash provided by operations	30,825	6,970

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(17,055)	(14,651)
Purchase of Merced Group	-	(40,994)
Other - net	48	86

Net cash used by investing activities	(17,007)	(55,559)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from revolving credit line	-	73,400
Net payments of commercial paper	(13,800)	-
Repayment of debt	-	(21,769)
Payment of cash dividends	(6,055)	(5,559)
Other - principally stock issuances	3,164	2,054

Net cash (used) provided by financing activities	(16,691)	48,126

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,873)	(463)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,857	3,384

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,984	$ 2,921

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$ 845	$ 378
Interest (net of capitalized interest)	$ 1,844	$ 2,748

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

						Accumulated
			Additional		Deferred	Other
	Par Value		Paid-In	Retained	Stock	Comprehensive
	Class A	Class B	Capital	Earnings	Compensation	Loss	Total

BALANCES, DECEMBER 26, 2004	$ 202	$ 263	$ 335,489	$ 1,088,679	$ -	$ (1,629)	$ 1,423,004
Net income				32,335			32,335
Dividends paid ($.13 share)				(6,055)			(6,055)
Conversion of 20,000 Class B shares
to Class A	1	(1)					-
Issuance of 118,631 Class A shares
under stock plans			5,986		(2,822)		3,164
Amortization of deferred stock compensation					122		122
Tax benefit from stock plans			841				841
BALANCES, MARCH 27, 2005	$ 203	$ 262	$ 342,316	$ 1,114,959	$ (2,700)	$ (1,629)	$ 1,453,411

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

Revenue recognition - Advertising revenues are recorded when advertisements are placed in the newspaper and/or online and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues primarily represent prepaid circulation subscriptions.

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

Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis at prevailing market prices until the debt is repaid. The Company satisfies this obligation by direct purchase (payments made in the first fiscal quarter of fiscal 2005 and 2004: $4,060,000 and $3,580,000, respectively) or reallocation to other buyers.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

●	10 to 60 years for buildings
●	9 to 25 years for presses
●	3 to 15 years for other equipment

Intangibles and goodwill consist of the unamortized excess of the cost of acquiring newspaper operations over the fair values of the newspapers' tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers, are amortized over four to forty years. Prior to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142 in fiscal 2002, the excess of purchase prices over identifiable assets was amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of its newspaper operations.

Information regarding the Company's identifiable intangible assets are as follows (in thousands):

March 27, 2005
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 Years	$ 256,150	$ 203,741	$ 52,409
Other	4 Years	15,886	10,198	5,688

Identifiable intangible assets		$ 272,036	$ 213,939	$ 58,097

December 26, 2004
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 Years	$ 256,150	$ 199,307	$ 56,843
Other	4 Years	15,886	10,017	5,869

Identifiable intangible assets		$ 272,036	$ 209,324	$ 62,712

When changes are accepted, this page will disappear

Amortization expense was $4,488,000 and $4,562,000 for the three months ended March 27, 2005 and March 28, 2004, respectively. The remaining expense for fiscal 2005 and for the five succeeding fiscal years for intangible assets owned as of March 27, 2005, is as follows (in thousands):

Year	Estimated Amortization Expense
2005 (remaining)	$ 13,421
2006	7,601
2007	3,753
2008	3,743
2009	3,713
2010	3,035

Stock-based compensation - At March 27, 2005, the Company had six stock-based compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

The Company issued 40,000 shares of restricted Class A stock in January 2005 to its Chief Executive Officer. The shares vest at the end of four years and are subject to the attainment of defined performance criteria. At this time, the Company expects such performance criteria to be met, and is expensing the related compensation over the four-year period.

Had compensation costs for the Company's stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

Three Months Ended
	March 27,	March 28,
	2005	2004
Net Income:
As reported:	$ 32,335	$ 28,929
Add stock-based compensation included
in net income, net of taxes	73	-
Deduct stock-based compensation
under SFAS No. 123, net of taxes	(1,440)	(1,359)
Pro forma	$ 30,968	$ 27,570

Earnings per common share:
As reported:
Basic	$ 0.69	$ 0.62
Diluted	$ 0.69	$ 0.62

Pro forma:
Basic	$ 0.67	$ 0.60
Diluted	$ 0.66	$ 0.59

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission issued a new ruling delaying the adoption of SFAS 123R until the first fiscal year beginning after

June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded at the beginning of the first fiscal quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. Management is evaluating the requirements of SFAS 123R and has not yet determined the method and timing of adoption. If the Company were to expense the value of stock options for the full fiscal year of 2005, it would reduce earnings by an estimated 10 to 12 cents per share. This estimate is based upon currently available information and actual results may differ when SFAS 123R is adopted.

Derivative instruments - The Company records its derivative instruments at fair value in its financial statements. The Company had no derivative instruments at December 26, 2004 or March 27, 2005.

Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes.

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders' Equity. Such changes relate primarily to valuing its pension liabilities net of tax effects. There was no activity in other comprehensive income (loss) for the first fiscal quarter ended March 27, 2005.

Segment reporting - The Company's primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation in the first fiscal quarter, were 1,186 in 2005 and 1,846 in 2004.

NOTE 2. EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans), which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide the required benefits. The Company made $40.0 million in voluntary contributions to its plans in early 2005 and does not currently anticipate any additional contributions in the remainder of fiscal 2005.

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

The elements of pension costs are as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2005	2004

Service cost	$ 5,022	$ 5,199
Interest cost	8,608	8,616
Expected return on plan assets	(11,574)	(12,427)
Prior service cost amortization	165	128
Actuarial loss	2,115	1,636

Net pension expense	$ 4,336	$ 3,152

The Company also provides or subsidizes certain retiree health care and life insurance benefits with two plans, one for employees of McClatchy Newspapers, Inc. and one for employees of The Star Tribune Company. The elements of post-retirement expenses are as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2005	2004

Service cost	$ 313	$ 342
Interest cost	397	409
Prior service cost amortization	(29)	(26)
Actuarial loss	165	221

Net post-retirement expense	$ 846	$ 946

NOTE 3. COMMON STOCK AND STOCK PLANS

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

Overview

The Company owns and publishes 30 newspapers in four regions of the country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). The Company's newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company supplements its newspaper publishing with an array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its daily newspaper markets offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, an interactive media operation that provides newspapers with content, publishing tools and software development.

The Company's primary source of revenue is advertising, which accounts for roughly 85% of the Company's revenue. While percentages vary from year to year, and from newspaper to newspaper, retail advertising carried as a part of newspapers ("run-of-press" or "ROP" advertising) or in advertising inserts placed in newspapers (preprint advertising), generally contributes roughly 40% of advertising revenues at the Company's newspapers. Recent trends have been for certain national or regional retailers to use greater preprint advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising, primarily in automotive, employment and real estate categories, generally contributes about 40% of advertising revenue and national advertising generally contributes about 10% of total advertising. Online advertising, direct marketing and other advertising make up the remainder of the Company's advertising revenues. Circulation revenues contribute roughly 15% of the Company's newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See the following Results of Operations for a discussion of the Company's revenue performance and contribution by categories for the first three months of fiscal 2005 and 2004.

Recent Trends

Operating Expenses:

The Company incurred two newsprint price increases in 2004, resulting in an average increase of 9.5% in newsprint prices in fiscal 2004 compared to fiscal 2003. An additional price increase was announced for the first fiscal quarter of 2005; however, the ultimate amount and timing of any price increase is uncertain at this time. Newsprint pricing is dependent on global demand and supply for newsprint. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. The impact of newsprint price increases on the Company's expenses is discussed under "Results of Operations" below.

The Company's fringe benefit costs increased 5.3% over the first fiscal quarter of 2004 due primarily to higher retirement and medical costs, and are expected to increase in the high single-digit percent range in 2005. With regard to the Company's retirement expenses, historically low long-term interest rates caused the Company to use a 6.0% discount rate to calculate its pension and post-retirement expenses in fiscal 2005 compared to a 6.25% rate used in fiscal 2004. In addition, due to a lower return environment, the Company reduced its assumed return on assets to 8.5% in 2005 from 9.0% in 2004. These factors have increased the Company's pension expense in fiscal 2005 compared to 2004. The Company contributed $40.0 million to its pension plans in early fiscal 2005, and expected earnings on this contribution partially offset these increases.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission issued a new ruling delaying the adoption of SFAS 123R until the first fiscal year beginning after

June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. Management is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption. If the Company were to expense the value of stock options for the full fiscal year 2005, it would reduce earnings by an estimated 10 to 12 cents per share. This estimate is based upon currently available information and actual results may differ when SFAS 123R is adopted.

RESULTS OF OPERATIONS

First Fiscal Quarter of 2005 Compared to First Fiscal Quarter of 2004

The Company reported net income of $32.3 million or $0.69 per share for the first fiscal quarter of 2005 compared to $28.9 million or $0.62 per share in the first fiscal quarter of 2004. Most of the earnings gain reflected revenue growth and cost containment efforts in the 2005 quarter.

Revenues:

Revenues in the first fiscal quarter of 2005 were $280.9 million, up 3.2% from revenues in the first fiscal quarter of 2004. Advertising revenues were up 4.1% to $233.9 million and circulation revenue was down 0.4% to $41.4 million.

The following table summarizes the Company's revenue by category for the first fiscal quarter of 2005 compared to the first fiscal quarter of 2004 (dollars in thousands):

	Fiscal Quarter Ended
	March 27,	March 28,	%
	2005	2004	Change
Advertising Revenues:
Retail	$ 94,456	$ 92,333	2.3%
National	24,389	23,859	2.2%
Classified:
Automotive	29,210	31,096	-6.1%
Employment	36,154	31,605	14.4%
Real estate	26,970	24,122	11.8%
Other	9,730	9,648	0.8%
Total classified	102,064	96,471	5.8%
Direct marketing and other	12,989	11,995	8.3%
Total advertising	233,898	224,658	4.1%
Circulation	41,397	41,546	-0.4%
Other	5,632	6,079	-7.4%

Total Revenues	$ 280,927	$ 272,283	3.2%

Certain amounts in 2004 above have been reclassified to be consistent with the 2005 presentation.

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes the first fiscal quarter of 2005 revenues at its newspapers operations by region with quarter-over-quarter changes (in thousands):

	California		Minnesota		Carolinas		Northwest
		%		%		%		%
	Revenues	Change	Revenues	Change	Revenues	Change	Revenues	Change
Revenues
Advertising	$ 90,832	5.8%	$ 72,387	-0.3%	$ 38,132	6.7%	$ 32,547	6.9%
Circulation	12,777	-1.5%	16,426	1.6%	6,073	-2.2%	6,121	-1.2%
Other	1,341	-15.9%	934	-3.5%	1,414	-24.1%	1,663	14.8%

Total	$ 104,950	4.5%	$ 89,747	0.0%	$ 45,619	4.1%	$ 40,331	5.8%

Retail advertising grew $2.1 million over the first fiscal quarter of 2004 due to growth in preprint advertising, which was up $2.7 million or 7.3%. Much of the preprint revenue increase was from the Star Tribune in Minneapolis ($1.4 million) and the Company's four daily newspapers in California ($600,000). Full-run ROP advertising declined $534,000, primarily at the Star Tribune, which had particularly strong growth in this category in the 2004 fiscal quarter (up 7.9% from the first fiscal quarter of 2003).

National advertising increased $530,000, reflecting strong advertising from food and drug, banking and political categories ($1.1 million), partially offset by a decline in the airline/transportation category (primarily in the Carolinas and at the Star Tribune). The net increase in national revenues was spread among the California, Northwest and Carolinas regions, while the Star Tribune reported a decline in national advertising.

Classified advertising increased $5.6 million over the first fiscal quarter of 2004, mostly from employment and real estate advertising growth. Online advertising contributed $3.5 million of the growth in classified advertising, with $2.2 million in the online employment category. In total, employment advertising was up $4.5 million and grew in all regions. Real estate advertising increased in the California and Northwest regions as well as the Star Tribune. Automotive advertising revenues declined $1.9 million over the first fiscal quarter of 2004 and were down in all regions except for California, which showed a 2.1% increase in this category. The general decline in automotive advertising is a continuation of an industry-wide trend that began in 2004.

Online advertising, which is included in the advertising categories discussed above, totaled $12.5 million, an increase of $3.5 million or 39.4% over the first quarter of 2004. This increase was primarily in classified advertising as discussed above.

Direct marketing revenue increased $1.0 million from the first fiscal quarter of 2004, with gains in all regions except Minnesota. The Star Tribune reorganized its direct marketing operations and eliminated certain unprofitable products in mid 2004, causing direct marketing revenues to decline $1.0 million or 28.6% at that newspaper. This decline was offset by strong growth elsewhere, and particularly in the Carolinas, where new products were introduced in the first fiscal quarter of 2005.

Consolidated circulation revenues declined $149,000 from the first fiscal quarter of 2004, primarily reflecting lower Sunday circulation volumes.

Operating Expenses:

Operating expenses increased 2.2% for the first fiscal quarter of 2005 over the 2004 first fiscal quarter. Newsprint and supplement expense was up 4.2% primarily due to newsprint expense, which was up 6.5%. Newsprint prices were up 10.8%, but were offset somewhat by a 3.9% decline in newsprint consumption. Compensation costs were up 3.4%, primarily reflecting salary increases and higher fringe benefit costs. Salaries increased 2.9%, primarily reflecting merit increases, which were offset somewhat by a 0.3% decline in head count. However, fringe benefit costs rose 5.4%, largely due to higher retirement costs. Other operating expenses decreased 0.6%. Depreciation and amortization decreased 1.6% largely reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain intangible assets.

Non-Operating (Expenses) Income - Net

Interest expense was $2.0 million for the first fiscal quarter of 2005, down 44.7% from the first fiscal quarter of 2004 as the Company benefited from lower interest rates inherent in its commercial paper program versus its previous bank debt, and debt repayment from free cash flow.

The Company recorded $106,000 as its share of Ponderay's income for the first fiscal quarter of 2005 compared to $107,000 of loss in the first fiscal quarter of 2004.

Income Taxes:

The Company's effective income tax rate was 39.8% for the first fiscal quarter of 2005 compared to 39.9% in the first fiscal quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company's cash and cash equivalents were $2.0 million at March 27, 2005. The Company generated $30.8 million of cash from operating activities in the first fiscal quarter of 2005 even after the voluntary contribution of $40.0 million to its pension plans (discussed below). The major non-operating uses of cash for the first fiscal quarter of 2005 were to purchase property, plant and equipment, and pay dividends. The Company paid $6.1 million in dividends for the first fiscal quarter of 2005, while proceeds from issuing Class A stock under employee stock plans totaled $3.2 million. See the Company's Statement of Cash Flows on page 4.

During the first fiscal quarter of 2005, the Company made voluntary contributions of $40.0 million to its defined benefit pension plans to help reduce pension expense with the earnings on the contributions. Given the anticipated increase in its pension obligations in 2005 resulting from pension expense and low interest rates, management considered the $40.0 million contribution to be prudent. The Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans in future years.

The Company expended a total of $17.1 million in the first fiscal quarter of 2005 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Capital expenditures are estimated to be $55 million to $60 million at existing facilities in fiscal 2005. The Company has purchase obligations through 2010 totaling $26.4 million primarily for capital expenditures.

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

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company's ratings on its long-term debt from Moody's and Standard & Poor's. A facility fee for the revolving credit ranges from 8.0 basis points to 22.5 basis points depending on the Company's ratings, and such fees are currently at 12.5 basis points. No debt was outstanding under the Credit Agreement at March 27, 2005.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

The Company's commercial paper outstanding at March 27, 2005 had maturities ranging from overnight to 39 days, with interest rates ranging from 2.50% to 2.85%. The weighted average interest rate on commercial paper outstanding for the first fiscal quarter of 2005 was 2.50%. The Company did not issue any commercial paper in the first fiscal quarter of 2004. Because the Company's Credit Agreement provides backup for its commercial paper, and in accordance with the Company's ability and intent, the commercial paper is classified as long-term debt.

The Company intends to use the $500 million of borrowing capacity under the commercial paper program and its back-up Credit Agreement, along with its operating cash flow, to meet its short and long-term liquidity needs. The amount of outstanding commercial paper will fluctuate at any given point in time depending on the current liquidity needs of the Company and cash generated from operations. The Company considers these fluctuations in its outstanding borrowings to be in the normal course of business and to be not material to its financial position, given its borrowing capacity of $500 million under the commercial paper program as supported by the Credit Agreement. The Company may use its commercial paper program and/or revolving credit facility for strategic investments or acquisitions in the future.

The Company currently has outstanding letters of credit totaling $7.9 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. The Company had $238.7 million of available credit under its current Credit Agreement at March 27, 2005.

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

Contractual Obligations:

As of March 27, 2005, the Company was a guarantor of $9.1 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company's pro rata portion of Ponderay debt, which is guaranteed by the general partners. The debt is secured by the assets of Ponderay and matures on April 12, 2006.

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2010, totaling approximately $26.4 million.

Significant changes in the Company's contractual obligations since year-end 2004 include the payment of pension obligations for its qualified plans through the voluntary $40.0 million contribution and payments on purchase obligations throughout the year. Pension obligations now include $24.0 million of liabilities related to non-qualified plans while the qualified plans have a $185.9 million prepaid balance in prepaid pension assets.

RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about advertising revenues, return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, stock option expenses, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; geo-political uncertainties including the risk of war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers or other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive action by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both retail and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 14.1% of McClatchy's operating expenses for the first three months of fiscal 2005. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company's earnings per share, please see the newsprint discussion above at "Recent Events and Trends." If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers could be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of March 27, 2005, approximately a quarter of our full- and part-time employees were represented by unions including 58% at the Star Tribune and 23% at The Sacramento Bee, the Company's two largest newspapers. Most of the Company's union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company's operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations.

Item 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease the Company's annual results of operations by $300,000 to $400,000, less than one cent per share.

See the discussion at "Recent Trends - Operating Expenses" for the impact of market changes on the Company's newsprint and pension costs.

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

The McClatchy Company
Registrant
April 29, 2005	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
April 29, 2005	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description
3.1*	The Company's Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company's 1997 Form 10-K.
3.2*	The Company's By-laws as amended on December 4, 2002 included as Exhibit 3.2 to the Company's 2002 Form 10-K.
4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.
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

**10.2*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 31, 2000.
**10.3*	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2002 included as Exhibit 10.4 to the Company's 2001 Form 10-K.
**10.4 *	Amended and Restated 1994 Stock Option Plan dated February 1, 1998 included as Exhibit 10.15 to the Company's Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.
**10.5*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.
**10.6*	Executive Performance Plan adopted on January 1, 1990 included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.
**10.7*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Form 10-K.
**10.8*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003 included as Exhibit 10.10 to the Company's 2003 Form 10-K.
**10.9*	The Company's Long-Term Incentive Plan dated January 1, 1998 included as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ending on June 30, 1998.
**10.10*	The Company's Amended and Restated Chief Executive Bonus Plan, dated March 19, 2003 included as Exhibit 10.12 to the Company's Report on Form 10-Q for the Quarter Ending June 29, 2003.
**10.11*	The Company's Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company's 2004 Report on Form 10-K.
10.12*

Credit Agreement dated May 10, 2004 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

**10.13*	The Company's 2004 Stock Incentive Plan included as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.
**10.14*	Form of McClatchy's 2005 Director Option Agreement included as Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 16, 2004.
**10.15*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 28, 2005.
10.16*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 10.18 to the Company's 2004 Report on Form 10-K.
21*	Subsidiaries of the Company.
31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors

EXHIBIT 31.1

CERTIFICATION

I, Gary B. Pruitt, Chief Executive Officer of The McClatchy Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of The McClatchy Company;
2.

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 29, 2005	/s/ Gary B. Pruitt
Gary B. Pruitt Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Patrick J. Talamantes, Chief Financial Officer of The McClatchy Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of The McClatchy Company;
2.

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 29, 2005	/s/ Patrick J. Talamantes
Patrick J. Talamantes Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The McClatchy Company (the "Company") on Form 10-Q for the period ended March 27, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary B. Pruitt, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 29, 2005	/s/ Gary B. Pruitt
Gary B. Pruitt Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The McClatchy Company (the "Company") on Form 10-Q for the period ended March 27, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick J. Talamantes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 29, 2005	/s/ Patrick J. Talamantes
Patrick J. Talamantes Chief Financial Officer