Form 10-Q
period 2005-06-26
MCCLATCHY CO
filed 2005-07-29
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 26, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824

The McClatchy Company
(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 27, 2005:

Class A Common Stock	20,435,404
Class B Common Stock	26,234,147

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	June 26,	December 26,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 3,656	$ 4,857
Trade receivables (less allowance of
$2,525 in 2005 and $2,769 in 2004)	132,852	138,467
Other receivables	4,676	3,735
Newsprint, ink and other inventories	19,188	17,032
Deferred income taxes	19,273	18,661
Prepaid income taxes	-	7,265
Other current assets	10,483	13,746
	190,128	203,763
PROPERTY, PLANT AND EQUIPMENT:
Building and improvements	237,753	237,304
Equipment	546,351	520,122
	784,104	757,426

Less accumulated depreciation	(482,783)	(469,059)
	301,321	288,367
Land	53,430	53,630
Construction in progress	15,068	25,236
	369,819	367,233
INTANGIBLE ASSETS:
Identifiable intangibles -net	53,499	62,712
Goodwill-net	1,249,053	1,249,053
	1,302,552	1,311,765

PREPAID PENSION ASSETS	182,164	149,483
OTHER ASSETS	17,166	17,156

TOTAL ASSETS	$ 2,061,829	$ 2,049,400

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	June 26,	December 26,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 30,030	$ 31,486
Accrued compensation	57,004	65,031
Income taxes	23,161	-
Unearned revenue	45,318	43,344
Carrier deposits	1,513	1,530
Other accrued liabilities	16,855	15,499
	173,881	156,890

LONG-TERM DEBT	196,600	267,200

OTHER LONG-TERM OBLIGATIONS	48,420	48,725

DEFERRED INCOME TAXES	149,671	153,581

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 100,000,000 shares,	204	202
issued 20,417,682 in 2005 and 20,200,107 in 2004
Class B - authorized 60,000,000 shares,	262	263
issued 26,234,147 in 2005 and 26,264,147 in 2004
Additional paid-in capital	346,219	335,489
Retained earnings	1,150,726	1,088,679
Deferred compensation	(2,525)	-
Accumulated other comprehensive loss	(1,629)	(1,629)
	1,493,257	1,423,004

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,061,829	$ 2,049,400

See notes to consolidated financial statements.
THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
REVENUES - NET:
Advertising	$ 255,550	$ 248,040	$ 489,448	$ 472,698
Circulation	41,044	41,964	82,441	83,510
Other	6,162	6,266	11,794	12,345
	302,756	296,270	583,683	568,553
OPERATING EXPENSES:
Compensation	119,648	118,304	241,766	236,407
Newsprint and supplements	39,140	38,220	75,583	73,189
Depreciation and amortization	16,389	16,410	32,739	33,024
Other operating expenses	52,335	51,210	102,849	102,008
	227,512	224,144	452,937	444,628

OPERATING INCOME	75,244	72,126	130,746	123,925

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(2,035)	(2,309)	(4,047)	(5,948)
Refinancing related charge	-	(3,737)	-	(3,737)
Partnership income	35	419	141	312
Other - net	78	(8)	167	64
	(1,922)	(5,635)	(3,739)	(9,309)

INCOME BEFORE INCOME TAX PROVISION	73,322	66,491	127,007	114,616

INCOME TAX PROVISION	29,158	26,396	50,508	45,592

NET INCOME	$ 44,164	$ 40,095	$ 76,499	$ 69,024

NET INCOME PER COMMON SHARE:
Basic:	$ 0.95	$ 0.86	$ 1.64	$ 1.49
Diluted:	$ 0.94	$ 0.86	$ 1.63	$ 1.48

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,629	46,361	46,585	46,336
Diluted	47,019	46,803	46,998	46,776

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended

	June 26,	June 27,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 76,499	$ 69,024

Reconciliation to net cash provided:
Depreciation and amortization	32,739	33,024
Deferred income taxes	(4,522)	2,031
Partnership income	(141)	(312)
Contribution to pension plans	(40,000)	(60,000)
Refinancing related charge	-	3,737
Changes in certain assets and liabilities - net	34,216	37,616
Other	576	1,359

Net cash provided by operations	99,367	86,479

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(22,344)	(23,067)
Purchase of Merced Group	-	(40,984)
Other - net	353	163

Net cash used by investing activities	(21,991)	(63,888)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (repayments) proceeds of commercial paper	(70,600)	333,830
Repayment of debt	-	(347,000)
Payment of financing costs	-	(2,017)
Payment of cash dividends	(14,452)	(11,125)
Other - principally stock issuances	6,475	4,119

Net cash used by financing activities	(78,577)	(22,193)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,201)	398
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,857	3,384

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,656	$ 3,782

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$ 23,170	$ 9,719
Interest (net of capitalized interest)	$ 3,525	$ 5,786

See notes to consolidated financial statements.
THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)
						Accumulated
			Additional			Other
	Par Value		Paid-In	Retained	Deferred	Comprehensive
	Class A	Class B	Capital	Earnings	Compensation	Loss	Total

BALANCES, DECEMBER 26, 2004	$ 202	$ 263	$ 335,489	$ 1,088,679	$ -	$ (1,629)	$ 1,423,004
Net income				76,499			76,499
Dividends paid ($.31 share)				(14,452)			(14,452)
Conversion of 30,000 Class B shares
to Class A	1	(1)					-
Issuance of 147,575 Class A shares
under stock plans	1		6,474				6,475
Issuance of 40,000 Class A shares
under restricted stock plan			2,822		(2,822)		-
Amortization of deferred stock compensation					297		297
Tax benefit from stock plans			1,434				1,434
BALANCES, JUNE 26, 2005	$ 204	$ 262	$ 346,219	$ 1,150,726	$ (2,525)	$ (1,629)	$ 1,493,257

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

Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis at prevailing market prices until the debt is repaid. The Company satisfies this obligation by direct purchase (payments made in the first six months of fiscal 2005 and 2004: $7,964,000 and $7,152,000, respectively) or reallocation to other buyers.

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

Information regarding the Company's identifiable intangible assets are as follows (in thousands):

June 26, 2005
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 Years	$ 256,150	$ 208,157	$ 47,993
Other	4 Years	15,886	10,380	5,506

Identifiable intangible assets		$ 272,036	$ 218,537	$ 53,499

December 26, 2004
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 Years	$ 256,150	$ 199,307	$ 56,843
Other	4 Years	15,886	10,017	5,869

Identifiable intangible assets		$ 272,036	$ 209,324	$ 62,712

When changes are accepted, this page will disappear

Amortization expense was $4,471,000 and $8,959,000 for the three months and six months ended June 26, 2005 and was $4,567,000 and $9,129,000 for the three months and six months ended June 27, 2004. The remaining expense for fiscal 2005 and for the five succeeding fiscal years for intangible assets owned as of June 26, 2005, is as follows (in thousands):

Year	Estimated Amortization Expense
2005 (remaining)	$ 8,949
2006	7,601
2007	3,753
2008	3,743
2009	3,713
2010	3,035

Stock-based compensation - At June 26, 2005, the Company had six stock-based compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

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

Had compensation costs for the Company's stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net Income:
As reported:	$ 44,164	$ 40,095	$ 76,499	$ 69,024
Add stock-based compensation included
in net income, net of taxes	106	-	179	-
Deduct stock-based compensation
under SFAS No. 123, net of taxes	(1,100)	(1,123)	(2,530)	(2,485)
Pro forma	$ 43,170	$ 38,972	$ 74,148	$ 66,539

Earnings per common share:
As reported:
Basic	$ 0.95	$ 0.86	1.64	1.49
Diluted	$ 0.94	$ 0.86	1.63	1.48

Pro forma:
Basic	$ 0.93	$ 0.84	1.59	1.44
Diluted	$ 0.92	$ 0.83	1.58	1.42

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission issued a new ruling delaying the adoption of SFAS 123R until the first fiscal year beginning after

June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded at the beginning of the first fiscal quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. Management is evaluating the requirements of SFAS 123R and has not yet determined the method and timing of adoption. If the Company were to expense the value of stock options for the full fiscal year of 2005, it would reduce earnings by an estimated 10 to 12 cents per share. This estimate is based upon currently available information and actual results may differ when SFAS 123R is adopted.

Derivative instruments - The Company records its derivative instruments at fair value in its financial statements. The Company had no derivative instruments at December 26, 2004 or June 26, 2005.

Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes.

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders' Equity. Such changes relate primarily to valuing its pension liabilities net of tax effects. There was no activity in other comprehensive income (loss) for the six months ended June 26, 2005.

Segment reporting - The Company's primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation in the first six months of fiscal 2005, were 2,593. There were no anti-dilutive stock options for the first six months of fiscal 2004.

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

The elements of pension costs are as follows (in thousands):
	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Service cost	$ 5,295	$ 4,510	$ 10,317	$ 9,709
Interest cost	9,111	7,705	17,719	16,321
Expected return on plan assets	(12,458)	(11,257)	(24,032)	(23,684)
Prior service cost amortization	84	207	249	335
Actuarial loss	2,496	1,347	4,611	2,983

Net pension expense	$ 4,528	$ 2,512	$ 8,864	$ 5,664

The Company also provides or subsidizes certain retiree health care and life insurance benefits with two plans, one for employees of McClatchy Newspapers, Inc. and one for employees of The Star Tribune Company. The elements of post-retirement expenses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Service cost	$ 271	$ 234	$ 584	$ 576
Interest cost	215	333	612	742
Prior service cost amortization	(291)	(33)	(320)	(59)
Actuarial loss	32	88	197	309

Net post-retirement expense	$ 227	$ 622	$ 1,073	$ 1,568

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

Overview

The Company owns and publishes 29 newspapers in four regions of the country - Minnesota, California, the Carolinas and the Northwest (Alaska and Washington). The Company's newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company supplements its newspaper publishing with an array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its daily newspaper markets offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, an interactive media operation that provides newspapers with content, publishing tools and software development.

The Company's primary source of revenue is advertising, which accounts for roughly 85% of the Company's revenue. While percentages vary from year to year, and from newspaper to newspaper, retail advertising carried as a part of newspapers ("run-of-press" or "ROP" advertising) or in advertising inserts placed in newspapers (preprint advertising), generally contributes roughly 40% of advertising revenues at the Company's newspapers. Recent trends have been for certain national or regional retailers to use greater preprint advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising (including online classified advertising), primarily in automotive, employment and real estate categories, generally contributes about 45% of advertising revenue and national advertising generally contributes about 10% of total advertising. Direct marketing and other advertising make up the remainder of the Company's advertising revenues. Circulation revenues contribute roughly 15% of the Company's newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See the following Results of Operations for a discussion of the Company's revenue performance and contribution by categories for the second fiscal quarter and six-month periods of fiscal 2005 and 2004.

Critical Accounting Policies - Update

Tax Provision - The Company's current and deferred tax provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments between the Company's estimates and the actual results of filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.

The amount of income taxes paid is subject to audits by federal and state authorities, which may result in proposed assessments. The Company's estimate for the potential outcome for any uncertain tax issue is highly judgmental. Management believes that the Company has adequately provided for any reasonably foreseeable outcome related to these matters based upon currently available information. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, earnings or deductions estimated to be in each jurisdiction by the Company may differ from actual amounts. As a result of these potential adjustments, the Company's effective tax rate may fluctuate significantly on a quarterly basis.

On July 14, 2005, the Financial Accounting Standards Board (FASB) issued a Proposed Interpretation, "Accounting for Uncertain Tax Positions," an interpretation of FASB No. 109. The proposed interpretation would require that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements, and assumes the uncertain tax position will be examined by taxing authorities. The proposed interpretation could also affect the classification of deferred tax liabilities versus taxes payable, the classification of current versus long-term liabilities and the accounting for a change in tax reserves in interim period reporting. The proposed interpretation would be effective for the Company's fiscal year 2005 if passed as currently written. The company has not determined the impact of adopting this proposed interpretation on its statement of financial position.

Recent Trends

Recent Litigation

A lawsuit filed against the company on June 28, 2005 by four local employment agencies in Minneapolis alleges misstatements in the Audit Bureau of Circulations (ABC) reported circulation volumes by the Star Tribune newspaper from 1999 through the present. The plaintiffs are seeking class action status. No other advertisers have filed similar complaints or, to management's knowledge, have reduced advertising as a result of this suit. Management believes the suit is without merit, and has retained outside counsel to vigorously defend against the suit.

Operating Expenses:

Newsprint prices have been trading higher since 2002. The Company incurred two newsprint price increases in 2004, resulting in an average increase of 9.5% in newsprint prices in fiscal 2004 compared to fiscal 2003. An additional price increase was implemented in the second quarter of 2005 and another has been announced. However, the ultimate amount and timing of any price increase is uncertain at this time. Through the first half of fiscal 2005, newsprint prices on 30 lb equivalent weight newsprint were 6.7% higher than the first half of fiscal 2004. Newsprint pricing is dependent on global demand and supply for newsprint. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. The impact of newsprint price increases on the Company's expenses is discussed under "Results of Operations" below.

The Company's fringe benefit costs increased 7.1% over the first six months of fiscal 2004 due primarily to higher retirement and medical costs, and are expected to increase in the high single-digit percent range in 2005. With regard to the Company's retirement expenses, historically low long-term interest rates caused the Company to use a 6.0% discount rate to calculate its pension and post-retirement expenses in fiscal 2005 compared to a 6.25% rate used in fiscal 2004. In addition, due to a lower investment return environment, the Company reduced its assumed return on assets to 8.5% in 2005 from 9.0% in 2004. These factors have increased the Company's pension and post-retirement expense by 37.4% in fiscal 2005 compared to 2004. The Company contributed $40.0 million to its pension plans in early fiscal 2005, and expects earnings on this contribution to partially offset these increases.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission issued a new ruling delaying the adoption of SFAS 123R until the first fiscal year beginning after June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. Management is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption. If the Company were to expense the value of stock options for the full fiscal year 2005, it would reduce earnings by an estimated 10 to 12 cents per share. This estimate is based upon currently available information and actual results may differ when SFAS 123R is adopted.

RESULTS OF OPERATIONS

Second Fiscal Quarter of 2005 Compared to Second Fiscal Quarter of 2004

The Company reported net income of $44.2 million or $0.94 per share for the second fiscal quarter of 2005 compared to $40.1 million or $0.86 per share in the second fiscal quarter of 2004. Most of the earnings gain reflected revenue growth and cost containment efforts in the second fiscal quarter of 2005.

Revenues:

Revenues in the second fiscal quarter of 2005 were $302.8 million, up 2.2% from revenues in the second fiscal quarter of 2004. Advertising revenues were up 3.0% to $255.6 million and circulation revenue was down 2.2% to $41.0 million.

The following table summarizes the Company's revenue by category for the second fiscal quarter of 2005 compared to the second fiscal quarter of 2004 (dollars in thousands):

	Fiscal Quarter Ended
	June 26,	June 27,	%
	2005	2004	Change
Advertising Revenues:
Retail	$ 105,023	$ 103,619	1.4
National	24,277	26,420	(8.1)
Classified:
Automotive	29,883	32,136	(7.0)
Employment	38,751	34,101	13.6
Real estate	31,408	26,642	17.9
Other	10,990	10,962	0.3
Total classified	111,032	103,841	6.9
Direct marketing and other	15,218	14,160	7.5
Total advertising	255,550	248,040	3.0
Circulation	41,044	41,964	(2.2)
Other	6,162	6,266	(1.7)

Total Revenues	$ 302,756	$ 296,270	2.2

Beginning in the first fiscal quarter 2005, advertising revenues were reported on a combined basis, including both print and online. This change has no impact on total advertising revenue as online advertising has always been included in total advertising revenues. This change allows for easier comparisons of results in individual categories against other peer groups in the newspaper industry. As a result, certain amounts in 2004 above have been reclassified to be consistent with the 2005 presentation.

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes the second fiscal quarter of 2005 revenues at its newspapers operations by region with quarter-over-quarter changes (in thousands):

	California		Minnesota		Carolinas		Northwest
		%		%		%		%
	Revenues	Change	Revenues	Change	Revenues	Change	Revenues	Change
Revenues
Advertising	$ 98,516	4.3%	$ 78,895	0.1%	$ 41,596	4.7%	$ 36,543	4.2%
Circulation	12,506	(1.9)%	16,524	(1.9)%	5,871	(4.0)%	6,143	(2.0)%
Other	1,376	(14.2)%	1,558	34.7%	1,318	(11.7)%	1,624	(8.2)%

Total	$ 112,398	3.3%	$ 96,977	0.2%	$ 48,785	3.1%	$ 44,310	2.8%

Retail advertising grew $1.4 million over the second fiscal quarter of 2004 due to growth in preprint advertising, which was up $2.6 million or 6.5%. All regions reported gains in preprint advertising. Full-run ROP advertising declined $1.2 million for the second fiscal quarter of 2005. A $1.2 million decline at the Star Tribune and a $1.2 million decline in the California region were partially offset by gains in the Northwest and Carolinas regions ($789,000 and $431,000, respectively).

National advertising decreased $2.1 million over the second fiscal quarter of 2004 due to declines in the airline/transportation and telecommunications categories totaling $2.9 million. These declines were partially offset by gains totaling $l.0 million in the banking and automotive categories.

Classified advertising increased $7.2 million over the second fiscal quarter of 2004, mostly from employment and real estate advertising growth. Online advertising contributed $3.8 million of the growth in classified advertising, with $2.1 million in the online employment category. In total, employment advertising increased $4.7 million and was up in all regions. Real estate advertising was up $4.8 million with gains in all regions. Automotive advertising revenues declined $2.3 million over the second fiscal quarter of 2004 and were down in all regions, except for California, which showed a 0.6% increase in this category. The general decline in automotive advertising is a continuation of an industry-wide trend that began in 2004.

Online advertising, which is included in the advertising categories discussed above, totaled $14.2 million, an increase of $3.8 million, or 37.0% over the second fiscal quarter of 2004. This increase was primarily in online classified advertising as discussed above.

Direct marketing revenue increased $1.0 million from the second fiscal quarter of 2004, with gains totaling $2.0 million in the California and Carolinas region. These gains were offset by declines totaling $l.0 million at the Star Tribune and Northwest region. The Star Tribune reorganized its direct marketing operations and eliminated certain unprofitable products in mid 2004, causing direct marketing revenues to decline $830,000 or 21.7% at that newspaper.

Consolidated circulation revenues declined $920,000 from the second fiscal quarter of 2004, primarily reflecting lower circulation volumes, sales mix and promotional programs at certain newspapers.

Operating Expenses:

Operating expenses increased 1.5% over the 2004 second fiscal quarter. Newsprint and supplement expense was up 2.4% primarily due to newsprint expense, which was up 3.0%. Newsprint prices were up 8.1%, but were offset somewhat by a 4.7% decline in newsprint consumption. Compensation costs were up 1.1%, with payroll down 0.8%, reflecting lower incentive compensation, and fringe benefit costs up 9.0%. Other operating expense increased 2.2% largely due to a $1.2 million increase in postage expense related to expansion of our direct mail programs and higher circulation solicitation costs. All other operating expenses, excluding the two items noted above, remained flat. Depreciation and amortization decreased 0.1%.

Non-Operating (Expenses) Income - Net

Interest expense was $2.0 million for the second fiscal quarter of 2005, down 11.9%. The Company refinanced its bank debt and began a commercial paper program in May 2004. The effect of the commercial paper program, as compared to the Company's previous bank debt facility and debt repayment, generally offset the impact of rising short-term interest rates through the quarter.

The Company recorded $35,000 as its share of Ponderay's income for the second fiscal quarter of 2005 compared to $419,000 of income in the second fiscal quarter of 2004. Despite higher newsprint prices, Ponderay profitability has been negatively impacted by high operating costs.

Income Taxes:

The Company's effective income tax rate was 39.8% for the second fiscal quarter of 2005 compared to 39.7% in the second fiscal quarter of 2004.

First Half of Fiscal 2005 Compared to First Half of Fiscal 2004

The Company reported net income of $76.5 million or $1.63 per share for the first half of fiscal 2005. Revenues and expenses in the six-month period were generally affected by the trends discussed in the quarterly comparison above, with exceptions noted below.

Revenues:

Revenues in the first half of fiscal 2005 were $583.7 million, up 2.7% from revenues in the first half of fiscal 2004. Advertising revenues were up 3.5% to $489.4 million and circulation revenues were down 1.3% to $82.4 million.

The following table summarizes the Company's revenues by category for the first half of fiscal 2005 compared to the first half of fiscal 2004 (dollars in thousands):

	Year to date
	June 26,	June 27,	%
	2005	2004	Change
Advertising Revenues:
Retail	$ 199,479	$ 195,951	1.8
National	48,665	50,279	(3.2)
Classified:
Automotive	59,093	63,232	(6.5)
Employment	74,905	65,706	14.0
Real estate	58,378	50,764	15.0
Other	20,720	20,610	0.5
Total classified	213,096	200,312	6.4
Direct marketing and other	28,208	26,156	7.8
Total advertising	489,448	472,698	3.5
Circulation	82,441	83,510	(1.3)
Other	11,794	12,345	(4.5)

Total Revenues	$ 583,683	$ 568,553	2.7

Beginning in the first fiscal quarter 2005, advertising revenues were reported on a combined basis, including both print and online. This change has no impact on total advertising revenue, as online advertising has always been included in total advertising revenues. This change allows for easier comparisons of results in individual categories against other peer groups in the newspaper industry. As a result, certain amounts in 2004 above have been reclassified to be consistent with the 2005 presentation.

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes revenues for the first half of fiscal 2005 at its newspaper operations by region with year-over-year changes (in thousands):

	California		Minnesota		Carolinas		Northwest

		%		%		%		%
	Revenues	Change	Revenues	Change	Revenues	Change	Revenues	Change
Revenues
Advertising	$ 189,348	5.0%	$ 151,282	(0.1)%	$ 79,728	5.6%	$ 69,090	5.4%
Circulation	25,283	(1.7)%	32,950	(0.2)%	11,944	(3.1)%	12,264	(1.6)%
Other	2,717	(15.1)%	2,492	17.3%	2,732	(18.6)%	3,287	2.1%

Total	$ 217,348	3.9%	$ 186,724	0.1%	$ 94,404	3.6%	$ 84,641	4.2%

Retail advertising grew $3.5 million over the first half of fiscal 2004 due to growth in preprint advertising, which was up $5.3 million or 6.9%. As noted earlier, all regions had gains in preprint advertising. Full-run ROP advertising declined $l.7 million or 1.5% over the first half of fiscal 2004. Declines in ROP advertising at the Star Tribune and California region were offset by gains in the Northwest and Carolinas regions.

National advertising decreased $1.6 million over the fiscal half of fiscal 2004 due to declines in the airline/transportation and telecommunications categories totaling $3.5 million. These declines were partially offset by gains totaling $1.3 million in the banking and automotive categories.

Classified advertising increased $12.8 million over the first half of fiscal 2004. As previously discussed, employment and real estate advertising was up in all regions. Employment advertising was up $9.2 million and real estate advertising was up $7.6 million over the first half of fiscal 2004. These gains were partially offset by a $4.1 million decline in automotive advertising. Automotive advertising was down in all regions except California.

Online advertising, which is included in the advertising categories discussed above, totaled $26.7 million, an increase of $7.4 million, or 38.1% over the first half of fiscal 2004. This increase was primarily in classified advertising as discussed above.

Direct marketing revenues increased $2.0 million from the first half of fiscal 2004. Direct marketing revenues increased in all regions except for the Star Tribune. Direct marketing revenues at the Star Tribune declined $1.8 million for the first half of fiscal 2005 for reasons discussed previously.

Consolidated circulation revenues declined $1.1 million from the first half of fiscal 2004 primarily reflecting lower circulation volumes, sales mix and promotional programs at certain newspapers.

Operating expenses increased l.9% over the first half of fiscal 2004 and generally reflects the same factors discussed in the second quarter review above. Newsprint and supplement expense was up 3.3% with newsprint prices up 9.4% and newsprint consumption down 4.3%. Supplement costs were down 4.7%. Compensation costs were up 2.3%, primarily reflecting salary increases and higher fringe benefit costs. Fringe benefit costs were up 7.1% largely due to higher retirement costs. Other operating expenses increased 0.8%. Depreciation and amortization decreased 0.9%, largely reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain intangible assets.

Non-Operating (Expenses) Income - Net:

Interest expense was $4.0 million for the first half of fiscal 2005, down 32.0% from the first half of fiscal 2004. The effect of the commercial paper program, as compared to the Company's previous bank debt facility and debt repayment, generally offset the impact of rising short-term interest rates through the first half of fiscal 2005.

The Company recorded $141,000 as its share of Ponderay's income for the first half of fiscal 2005 compared to $312,000 of income in the first half of fiscal 2004. Despite higher newsprint prices, Ponderay profitability has been negatively impacted by high operating costs.

Income Taxes:

The Company's effective income tax was 39.8% for the first half of fiscal 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company's cash and cash equivalents were $3.7 million at June 26, 2005. The Company generated $99.4 million of cash from operating activities for the first six months of fiscal 2005 even after the voluntary contribution of $40.0 million to its pension plans (discussed below). The major investing and financing uses of cash for the first six months of fiscal 2005 were to purchase property, plant and equipment, repay debt and pay dividends. The Company paid $14.5 million in dividends for the first six months of fiscal 2005, while proceeds from issuing Class A stock under employee stock plans totaled $6.5 million. See the Company's Statement of Cash Flows on page 4.

During the first six months of fiscal 2005, the Company made voluntary contributions of $40.0 million to its defined benefit pension plans to help reduce pension expense with the earnings on the contributions. Given the anticipated increase in its pension obligations in 2005 resulting from pension expense and low interest rates, management considered the $40.0 million contribution to be prudent. The Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans in future years.

The Company expended a total of $22.3 million in the first six months of fiscal 2005 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Total capital expenditures are estimated to be $55 million to $60 million at existing facilities in fiscal 2005. The Company has purchase obligations through 2010 totaling $51.9 million primarily for capital expenditures.

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

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company's ratings on its long-term debt from Moody's and Standard & Poor's. A facility fee for the revolving credit ranges from 8.0 basis points to 22.5 basis points depending on the Company's ratings, and such fees are currently at 12.5 basis points. No debt was outstanding under the Credit Agreement at June 26, 2005.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

The Company's commercial paper outstanding at June 26, 2005 had maturities ranging from overnight to 38 days, with interest rates ranging from 3.1% to 3.3%. The weighted average interest rate on commercial paper outstanding for the first half of fiscal 2005 was 2.8%. Because the Company's Credit Agreement provides backup for its commercial paper, and in accordance with the Company's ability and intent, the commercial paper is classified as long-term debt.

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

The Company currently has outstanding letters of credit totaling $7.8 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. The Company had $295.7 million of available credit under its current Credit Agreement at

June 26, 2005.

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

Contractual Obligations:

As of June 26, 2005, the Company was a guarantor of $8.4 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company's pro rata portion of Ponderay debt, which is guaranteed by the general partners. The debt is secured by the assets of Ponderay and matures on April 12, 2006.

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2010, totaling approximately $51.9 million.

Significant changes in the Company's contractual obligations since year-end 2004 include the payment of pension obligations for its qualified plans through the voluntary $40.0 million contribution and payments on purchase obligations throughout the year. Pension obligations for non-qualified plans were $24.4 million as of June 26, 2005, while the qualified plans have a $182.2 million prepaid balance in prepaid pension assets as of June 26, 2005.

RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about litigation, advertising revenues, return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, stock option expenses, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; impact of any litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers or other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive action by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both retail and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 14.4% of McClatchy's operating expenses for the first six months of fiscal 2005. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company's earnings per share, please see the newsprint discussion above at "Recent Events and Trends." If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers could be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of June 26, 2005, approximately a quarter of our full- and part-time employees were represented by unions including 59% at the Star Tribune and 23% at The Sacramento Bee, the Company's two largest newspapers. Most of the Company's union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company's operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations.

Item 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease the Company's annual results of operations by $200,000 to $300,000, less than one cent per share.

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

PART II - OTHER INFORMATION
Item 1.

Legal Proceedings - A lawsuit filed against the company on June 28, 2005 by four local employment agencies in Minneapolis alleges misstatements in the Audit Bureau of Circulations (ABC) reported circulation volumes by the Star Tribune newspaper from 1999 through the present. The plaintiffs are seeking class action status. No other advertisers have filed similar complaints or, to management's knowledge, have reduced advertising as a result of this suit. Management believes the suit is without merit, and has retained outside counsel to vigorously defend against the suit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None
Item 3.	Defaults Upon Senior Securities - None
Item 4.	Submission of Matters to a Vote of Security Holders:

The Company held its annual shareholders- meeting on May 18, 2005 to vote on four proposals. Shareholders approved all of the proposals by voting as follows:

1.	Election of Directors of the Board	VOTES
	Class A Common Stock	FOR	WITHHELD

	Elizabeth Ballantine	17,592,081	31,780
	Leroy Barnes, Jr.	17,581,488	42,373
	S. Donley Ritchey	17,568,966	54,895
	Maggie Wilderotter	16,131,770	1,492,091

Class B Common Stock

William K. Coblentz	25,904,647	-0-
Molly Maloney Evangelisti	25,904,647	-0-
Larry Jinks	25,904,647	-0-
Joan F. Lane	25,904,647	-0-
Brown McClatchy Maloney	25,904,647	-0-
William B. McClatchy	25,904,647	-0-
Kevin S. McClatchy	25,904,647	-0-
Theodore Mitchell	25,904,647	-0-
Gary B. Pruitt	25,904,647	-0-
Frederick R. Ruiz	25,904,647	-0-

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2.	To Approve McClatchy's Amended and Restated Long-Term Incentive Plan	27,611,114	31,229	24,690	0

3.	To Approve McClatchy's Form of Indemnification Agreement	27,165,568	498,401	3,064	0

4.	Ratification of Deloitte & Touche LLP as independent auditors for 2005	27,621,919	41,725	3,389	0

Item 5.

Other Information - On May 20, 2005, Gary Pruitt, the Company's chief executive officer, established a trading plan pursuant to the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under this plan, shares of the Company's Class A Common Stock may be sold from time to time through August 1, 2006, according to the terms of the plan.

Item 6.	Exhibits filed as a part of this Report as listed in the Index of Exhibits, on page 28 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
July 29, 2005	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
July 29, 2005	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description

3.1*	The Company's Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company's 1997 Form 10-K.

3.2*	The Company's By-laws as amended as of July 1, 2005, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on May 23, 2005.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

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

10.2*

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

**10.3*	Executive Performance Plan included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.

**10.4*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 31, 2000.

**10.5*	The Company's Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company's Report on Form 8-K filed May 23, 2005.

**10.6*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company's 2001 Form 10-K.

**10.7*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Form 10-K.

**10.8*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company's Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.9*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.

**10.10*	The Company's Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company's 2004 Report on Form 10-K.

**10.11*	The Company's 2004 Stock Incentive Plan included as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

**10.12*	Form of the Company's Director Option Agreement included as Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 16, 2004.

**10.13*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 16, 2004.

Exhibit	Description

**10.14*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 28, 2005.

**10.15*	The Company's Amended and Restated Chief Executive Bonus Plan included as Exhibit 10.12 to the Company's Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.16*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003 included as Exhibit 10.10 to the Company's 2003 Form 10-K.

10.17*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 23, 2005.

21	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors