Form 10-Q
period 2005-09-25
MCCLATCHY CO
filed 2005-10-28
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 25, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824

The McClatchy Company
(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

[ ]	Yes	[X]	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 26, 2005:

Class A Common Stock	20,486,404
Class B Common Stock	26,224,147

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	September 25,	December 26,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 3,409	$ 4,857
Trade receivables (less allowance of
$2,965 in 2005 and $2,769 in 2004)	131,445	138,467
Other receivables	4,677	3,735
Newsprint, ink and other inventories	19,921	17,032
Deferred income taxes	19,063	18,661
Prepaid income taxes	4,070	7,265
Other current assets	9,984	13,746
	192,569	203,763
PROPERTY, PLANT AND EQUIPMENT:
Building and improvements	238,172	237,304
Equipment	542,180	520,122
	780,352	757,426

Less accumulated depreciation	(487,685)	(469,059)
	292,667	288,367
Land	53,433	53,630
Construction in progress	22,022	25,236
	368,122	367,233
INTANGIBLE ASSETS:
Identifiable intangibles -net	48,892	62,712
Goodwill-net	1,249,053	1,249,053
	1,297,945	1,311,765

PREPAID PENSION ASSETS	178,505	149,483
OTHER ASSETS	27,806	17,156

TOTAL ASSETS	$ 2,064,947	$ 2,049,400

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

	September 25,	December 26,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 30,139	$ 31,486
Accrued compensation	54,879	65,031
Income taxes	-	-
Unearned revenue	44,403	43,344
Carrier deposits	1,452	1,530
Other accrued liabilities	17,164	15,499
	148,037	156,890

LONG-TERM DEBT	189,400	267,200

OTHER LONG-TERM OBLIGATIONS	48,618	48,725

DEFERRED INCOME TAXES	153,155	153,581

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 100,000,000 shares,	205	202
issued 20,457,529 in 2005 and 20,200,107 in 2004
Class B - authorized 60,000,000 shares,	262	263
issued 26,234,147 in 2005 and 26,264,147 in 2004
Additional paid-in capital	348,003	335,489
Retained earnings	1,180,960	1,088,679
Deferred compensation	(2,064)	-
Accumulated other comprehensive loss	(1,629)	(1,629)
	1,525,737	1,423,004

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,064,947	$ 2,049,400

See notes to consolidated financial statements.
THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
REVENUES - NET:
Advertising	$ 247,414	$ 239,662	$ 736,862	$ 712,360
Circulation	40,010	41,611	122,451	125,121
Other	5,193	5,399	16,987	17,744
	292,617	286,672	876,300	855,225
OPERATING EXPENSES:
Compensation	119,980	114,928	361,746	351,335
Newsprint and supplements	38,067	38,050	113,650	111,239
Depreciation and amortization	16,389	16,750	49,128	49,774
Other operating expenses	53,982	51,247	156,831	153,255
	228,418	220,975	681,355	665,603

OPERATING INCOME	64,199	65,697	194,945	189,622

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(1,836)	(1,509)	(5,883)	(7,457)
Refinancing related charge	-	-	-	(3,737)
Partnership income	290	230	431	542
Other - net	47	(126)	214	(62)
	(1,499)	(1,405)	(5,238)	(10,714)

INCOME BEFORE INCOME TAX PROVISION	62,700	64,292	189,707	178,908

INCOME TAX PROVISION	24,061	25,220	74,569	70,812

NET INCOME	$ 38,639	$ 39,072	$ 115,138	$ 108,096

NET INCOME PER COMMON SHARE:
Basic:	$ 0.83	$ 0.84	$ 2.47	$ 2.33
Diluted:	$ 0.82	$ 0.83	$ 2.45	$ 2.31

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,639	46,410	46,581	46,360
Diluted	46,994	46,841	46,997	46,798

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	September 25,	September 26,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 115,138	$ 108,096

Reconciliation to net cash provided:
Depreciation and amortization	49,128	49,774
Deferred income taxes	(828)	(4,726)
Partnership income	(431)	(542)
Contribution to pension plans	(40,000)	(60,000)
Refinancing related charge	-	3,737
Changes in certain assets and liabilities - net	9,702	29,541
Other	821	1,581

Net cash provided by operations	133,530	127,461

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(32,754)	(35,034)
Internet investment	(10,400)	-
Purchase of Merced Group	-	(40,984)
Other - net	551	278

Net cash used by investing activities	(42,603)	(75,740)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (repayments) proceeds of commercial paper	(77,800)	307,288
Repayment of debt	-	(347,000)
Payment of financing costs	-	(2,045)
Payment of cash dividends	(22,857)	(17,160)
Other - principally stock issuances	8,282	6,190

Net cash used by financing activities	(92,375)	(52,727)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,448)	(1,006)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,857	3,384

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,409	$ 2,378

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$ 70,447	$ 52,816
Interest (net of capitalized interest)	$ 5,031	$ 6,806

See notes to consolidated financial statements.
THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

						Accumulated
			Additional			Other
	Par Value		Paid-In	Retained	Deferred	Comprehensive
	Class A	Class B	Capital	Earnings	Compensation	Loss	Total

BALANCES, DECEMBER 26, 2004	$ 202	$ 263	$ 335,489	$ 1,088,679		$ (1,629)	$1,423,004
Net income				115,138			115,138
Dividends paid ($.49 share)				(22,857)			(22,857)
Conversion of 30,000 Class B shares
to Class A	1	(1)					-
Issuance of 187,422 Class A shares
under stock plans	2		8,280				8,282
Issuance of 40,000 Class A shares
under restricted stock plan			2,479		$ (2,479)		-
Amortization of deferred stock compensation					415		415
Tax benefit from stock plans			1,755				1,755
BALANCES, SEPTEMBER 25, 2005	$ 205	$ 262	$ 348,003	$ 1,180,960	$ (2,064)	$ (1,629)	$1,525,737

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The McClatchy Company (the Company) and its subsidiaries are engaged primarily in the publication of newspapers located in California, Minnesota, the Northwest (Washington and Alaska) and the Carolinas.

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

Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis at prevailing market prices until the debt is repaid. The Company satisfies this obligation by direct purchase (payments made in the first nine months of fiscal 2005 and 2004: $12,158,000 and $10,969,000, respectively) or reallocation to other buyers.

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

Information regarding the Company's identifiable intangible assets are as follows (in thousands):

September 25, 2005
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 Years	$ 256,150	$ 212,583	$ 43,567
Other	4 Years	15,886	10,561	5,325

Identifiable intangible assets		$ 272,036	$ 223,144	$ 48,892

December 26, 2004
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net

Advertiser and subscriber lists	16 Years	$ 256,150	$ 199,307	$ 56,843
Other	4 Years	15,886	10,017	5,869

Identifiable intangible assets		$ 272,036	$ 209,324	$ 62,712

When changes are accepted, this page will disappear

Amortization expense was $4,479,000 and $13,438,000 for the three months and nine months ended September 25, 2005 and was $4,571,000 and $13,700,000 for the three months and nine months ended September 26, 2004. The remaining amortization expense for fiscal 2005 and for the five succeeding fiscal years is as follows (in thousands):

Year	Estimated Amortization Expense
2005 (remaining)	$ 4,470
2006	7,601
2007	3,753
2008	3,743
2009	3,713
2010	3,035

Stock-based compensation - At September 25, 2005, the Company had six stock-based compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

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

Had compensation costs for the Company's stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Net Income:	$ 38,639	$ 39,072	$ 115,138	$ 108,096
As reported:
Add stock-based compensation
included in net income, net of taxes	73	-	252	-
Deduct stock-based compensation
under SFAS No. 123, net of taxes	(1,106)	(1,144)	(3,645)	(3,631)
Pro forma	$ 37,606	$ 37,928	$ 111,745	$ 104,465

Earnings per common share:
As reported:
Basic	$ 0.83	$ 0.84	$ 2.47	$ 2.33
Diluted	$ 0.82	$ 0.83	$ 2.45	$ 2.31

Pro forma:
Basic	$ 0.81	$ 0.82	$ 2.40	$ 2.25
Diluted	$ 0.80	$ 0.81	$ 2.38	$ 2.23

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the adoption of SFAS 123R until the first fiscal year beginning after June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded at the beginning of the first fiscal quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. Management is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption. If the Company were to expense the value of stock options for the full fiscal year of 2005, it would reduce earnings by an estimated 10 to 12 cents per share. This estimate is based upon currently available information and actual results may differ when SFAS 123R is adopted.

Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes.

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders' Equity. Such changes relate primarily to valuing its pension liabilities net of tax effects. There was no activity in other comprehensive income (loss) for the nine months ended September 25, 2005.

Segment reporting - The Company's primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation in the three months and nine months ended September 25, 2005, were 1,048,464 and 527,952, respectively. There were no anti-dilutive stock options for the three months and nine months of fiscal 2004.

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

The elements of pension costs are as follows (in thousands):
	Three Months Ended		Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004

Service cost	$ 5,160	$ 4,854	$ 15,477	$ 14,563
Interest cost	8,859	8,161	26,578	24,482
Expected return on plan assets	(12,017)	(11,842)	(36,049)	(35,526)
Prior service cost amortization	125	167	374	502
Actuarial loss	2,305	1,491	6,916	4,474

Net pension expense	$ 4,432	$ 2,831	$ 13,296	$ 8,495

The Company also provides or subsidizes certain retiree health care and life insurance benefits with two plans, one for employees of McClatchy Newspapers, Inc. and one for employees of The Star Tribune Company. The elements of post-retirement expenses are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Service cost	$ 293	$ 288	$ 877	$ 864
Interest cost	306	371	918	1,113
Prior service cost amortization	(160)	(29)	(480)	(88)
Actuarial loss	98	154	295	463

Net post-retirement expense	$ 537	$ 784	$ 1,610	$ 2,352

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

On September 25, 2005 the Company's Board of Directors authorized the repurchase of up to $200 million of the Company's Class A common stock. The shares will be repurchased at the Company's discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on prevailing market prices, availability, and market conditions, among other things. Purchases will occur from time to time and the Company has not set any time frame for completion of the program. No repurchases were made in the third quarter of 2005.

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

Overview

The Company owns and publishes 29 newspapers in four regions of the country - California, Minnesota, the Carolinas and the Northwest (Alaska and Washington). The Company's newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company supplements its newspaper publishing with an array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its daily newspaper markets offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, an interactive media operation that provides newspapers with content, publishing tools and software development.

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

See the following Results of Operations for a discussion of the Company's revenue performance and contribution by categories for the third fiscal quarter and nine-month periods of fiscal 2005 and 2004.

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

On July 14, 2005, the Financial Accounting Standards Board (FASB) issued a Proposed Interpretation, "Accounting for Uncertain Tax Positions," an interpretation of FASB No. 109. The effective date of the proposed interpretation has not been determined. The proposed interpretation would require that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements, and assumes the uncertain tax position will be examined by taxing authorities. The proposed interpretation could also affect the classification of deferred tax liabilities versus taxes payable, the classification of current versus long-term liabilities and the accounting for a change in tax reserves in interim period reporting. The Company has not determined the impact of adopting this proposed interpretation on its statement of financial position.

Recent Trends and Events

Stock Repurchase Program:

On September 25, 2005 the Company's Board of Directors authorized the repurchase of up to $200 million of the Company's Class A common stock. The shares will be repurchased at the Company's discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on prevailing market prices, availability, and market conditions, among other things. Purchases will occur from time to time and the Company has not set any time frame for completion of the program. It is anticipated that the repurchases will largely be funded using the Company's excess cash flows, and commercial paper program, as needed. No repurchases were made in the third quarter of 2005.

Recent Litigation:

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

The Company has completed an extensive investigation of Star Tribune newspaper circulation in response to the lawsuit. The investigation was led by Seyfarth Shaw, a law firm with a national reputation in dealing with newspaper circulation matters. The investigative team included several of the outside attorneys, and, working under their direction, two McClatchy executives from other newspapers with extensive circulation backgrounds, plus three internal auditors. The Company believes that there is no need for the Star Tribune newspaper to restate any numbers it has submitted to the Audit Bureau of Circulations.

Operating Expenses:

Newsprint prices have been trending higher since 2002. The Company incurred two newsprint price increases in 2004, resulting in an average increase of 9.5% in newsprint prices in fiscal 2004 compared to fiscal 2003. Additional price increases were implemented in the second and third quarters of 2005 and another has been announced for the fourth quarter of 2005. However, the ultimate amount and timing of any price increase is uncertain at this time. Through the first nine months of fiscal 2005, newsprint prices were 9.6% higher than during the first nine months of fiscal 2004. Newsprint pricing is dependent on global demand and supply for newsprint. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. The impact of newsprint price increases on the Company's expenses is discussed under "Results of Operations" below.

The Company's fringe benefit costs increased 9.3% over the first nine months of fiscal 2004 due primarily to higher retirement and medical costs, and are expected to increase in the high single-digit percent range in 2005. With regard to the Company's retirement expenses, historically low long-term interest rates caused the Company to use a 6.0% discount rate to calculate its pension and post-retirement expenses in fiscal 2005 compared to a 6.25% rate used in fiscal 2004. In addition, due to a lower investment return environment, the Company reduced its assumed return on assets to 8.5% in 2005 from 9.0% in 2004. These factors have increased the Company's pension and post-retirement expense by 37.4% in fiscal 2005 compared to 2004. The Company contributed $40.0 million to its pension plans in early fiscal 2005, and expects this contribution to partially offset these increases.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the adoption of SFAS 123R until the first fiscal year beginning after June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. Management is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption. If the Company were to expense the value of stock options for the full fiscal year 2005, it would reduce earnings by an estimated 10 to 12 cents per share. This estimate is based upon currently available information and actual results may differ when SFAS 123R is adopted.

RESULTS OF OPERATIONS

Third Fiscal Quarter of 2005 Compared to Third Fiscal Quarter of 2004

The Company reported net income of $38.6 million or $0.82 per share for the third fiscal quarter of 2005 compared to $39.1 million or $0.83 per share in the third fiscal quarter of 2004.

Revenues:

Revenues in the third fiscal quarter of 2005 were $292.6 million, up 2.1% from revenues in the third fiscal quarter of 2004. Advertising revenues were up 3.2% to $247.4 million and circulation revenue was down 3.8% to $40.0 million.

The following table summarizes the Company's revenue by category for the third fiscal quarter of 2005 compared to the third fiscal quarter of 2004 (dollars in thousands):

	Fiscal Quarter Ended
	September 25,	September 26,	%
	2005	2004	Change
Advertising Revenues:
Retail	$ 97,998	$ 98,927	(0.9)%
National	23,370	23,156	0.9%
Classified:
Automotive	28,129	31,624	(11.1)%
Employment	39,659	34,463	15.1%
Real estate	33,042	27,399	20.6%
Other	10,144	10,502	(3.4)%
Total classified	110,974	103,988	6.7%
Direct marketing and other	15,072	13,591	10.9%
Total advertising	247,414	239,662	3.2%
Circulation	40,010	41,611	(3.8)%
Other	5,193	5,399	(3.8)%

Total Revenues	$ 292,617	$ 286,672	2.1%

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

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes the third fiscal quarter of 2005 revenues at its newspapers' operations by region with quarter-over-quarter changes (in thousands):

	California		Minnesota		Carolinas		Northwest
		%		%		%		%
	Revenues	Change	Revenues	Change	Revenues	Change	Revenues	Change
Revenues
Advertising	$ 98,862	6.7%	$ 75,337	1.0%	$ 38,952	0.6%	$34,263	1.7%
Circulation	12,190	(4.3)%	15,977	(4.0)%	5,728	(5.0)%	6,115	(1.4)%
Other	1,392	2.4%	1,082	7.3%	1,163	(12.4)%	1,260	(14.1)%

Total	$ 112,444	5.3%	$ 92,396	0.2%	$ 45,843	(0.5)%	$41,638	0.7%

Retail advertising declined 0.9% over the third fiscal quarter 2004. Of this decline, $844,000 reflects a reclassification of ROP advertising to classified advertising in a zoned edition of The Fresno Bee, and excluding this reclassification, retail advertising was down 0.1% or $85,000. Full-run ROP advertising was down $2.0 million or 3.4%, but would have been down only $l.1 million excluding the reclassification. This decline was mostly offset by a $1.1 million gain in preprint advertising. Most regions had declines in full-run ROP advertising with the exception of the Northwest region, which experienced 0.9% growth. The increase in preprint advertising was due to the 5.8% gain at the Star Tribune and the 8.2% gain in the Northwest region.

National advertising increased $214,000 or 0.9% over the third fiscal quarter 2004 due to gains totaling $1.2 million in the automotive and food and drug categories. These gains were partially offset by declines in the entertainment and airline/transportation categories.

Classified advertising increased $7.0 million over the third fiscal quarter 2004, but would have been up $6.1 million excluding the reclassification discussed above. Much of the increase came from employment and real estate advertising growth. Online advertising contributed $4.0 million of the growth in classified advertising, with $2.4 million in the online employment category. In total, employment advertising increased $5.2 million and was up in all regions. Real estate advertising was up $5.6 million with gains in all regions except the Carolinas, which showed a 1.3% decline in the category. Automotive advertising declined $3.5 million over the third fiscal quarter 2004 and was down in all regions except California, which showed a 2.0% increase in this category. The general decline in automotive advertising is a continuation of an industry-wide trend that began in 2004.

Online advertising, which is included in the advertising categories discussed above, totaled $15.0 million in the third quarter of 2005, an increase of $4.3 million, or 39.8% over the third fiscal quarter of 2004. This increase was primarily in online classified advertising as discussed above.

Direct marketing revenue increased $1.3 million from the third quarter 2004, with gains totaling $2.1 million in the California and Carolinas regions. These gains were offset by declines totaling $777,000 primarily at the Star Tribune. The Star Tribune reorganized its direct marketing operations and eliminated certain unprofitable products in mid 2004, causing direct marketing revenues to decline $774,000 or 20.3%.

Consolidated circulation revenues declined $1.6 million from the third fiscal quarter of 2004, primarily reflecting lower circulation volumes, increased compensation to carriers to offset higher gasoline costs and changes in the sales mix between single copy and home-delivered newspapers.

Operating Expenses:

Operating expenses increased 3.4% over the third fiscal quarter 2004, primarily reflecting higher compensation related costs and litigation costs related to the Star Tribune lawsuit (see Recent Trends and Events above). Compensation costs were up 4.4% with salaries up 2.1%, reflecting merit increases and a 0.5% reduction in head count, and fringe benefits up 13.9%, reflecting higher medical and retirement costs. Newsprint and supplement expense was up nominally with newsprint expense up 0.3% and supplement expense down 1.5%. Newsprint prices were up 10.1% but were mostly offset by an 8.9% decline in consumption. Other operating costs were up 5.3% largely due to legal costs as discussed above, postage expense attributable to the expansion of direct mail programs and higher circulation promotional expense. Depreciation and amortization expense decreased 2.2%, largely reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain intangible assets.

Non-Operating (Expenses) Income - Net

Interest expense was $1.8 million for the third fiscal quarter of 2005, up 21.7% from the third fiscal quarter of 2004. The increase in interest expense is due primarily to higher short-term interest rates that affect borrowing costs under the Company's commercial paper program.

The Company recorded $290,000 as its share of Ponderay's income for the third fiscal quarter of 2005 compared to $230,000 of income in the third fiscal quarter of 2004.

Income Taxes:

The Company's effective income tax rate was 38.4% for the third fiscal quarter of 2005 compared to 39.2% in the third fiscal quarter of 2004. The lower effective tax rate in 2005 reflects the reconciliation of the income tax provision to the 2004 federal tax return, which was filed in September 2005.

First Nine Months of Fiscal 2005 Compared to First Nine Months of Fiscal 2004

The Company reported net income of $115.1 million or $2.45 per share for the first nine months of fiscal 2005. Revenues and expenses in the nine-month period were generally affected by the trends discussed in the quarterly comparison above, with exceptions noted below.

Revenues:

Revenues in the first nine months of fiscal 2005 were $876.3 million, up 2.5% from revenues in the first nine months of fiscal 2004. Advertising revenues were up 3.4% to $736.9 million and circulation revenues were down 2.1% to $122.5 million.

The following table summarizes the Company's revenues by category for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 (dollars in thousands):

	Year to date
	September 25,	September 26,	%
	2005	2004	Change
Advertising Revenues:
Retail	$ 297,477	$ 294,878	0.9%
National	72,036	73,435	(1.9)%
Classified:
Automotive	87,222	94,855	(8.0)%
Employment	114,564	100,169	14.4%
Real estate	91,420	78,163	17.0%
Other	30,865	31,112	(0.8)%
Total classified	324,071	304,299	6.5%
Direct marketing and other	43,278	39,748	8.9%
Total advertising	736,862	712,360	3.4%
Circulation	122,451	125,121	(2.1)%
Other	16,987	17,744	(4.3)%

Total Revenues	$ 876,300	$ 855,225	2.5%

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

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes revenues for the first nine months of fiscal 2005 at its newspapers' operations by region with year-over-year changes (in thousands):

	California		Minnesota		Carolinas		Northwest
		%		%		%		%
	Revenues	Change	Revenues	Change	Revenues	Change	Revenues	Change
Revenues
Advertising	$ 288,210	5.6%	$ 226,619	0.3%	$ 118,680	3.9%	$ 103,353	4.2%
Circulation	37,473	(2.5)%	48,927	(1.5)%	17,672	(3.7)%	18,379	(1.5)%
Other	4,109	(9.9)%	3,574	14.1%	3,895	(16.8)%	4,547	(2.9)%

Total	$ 329,792	4.4%	$ 279,120	0.1%	$ 140,247	2.2%	$ 126,279	3.0%

Retail advertising grew $2.6 million over the first nine months of fiscal 2004 due to growth in preprint advertising, which was up $6.3 million or 5.4%. All regions had gains in preprint advertising. Full-run ROP advertising declined $3.7 million or 2.1% over the first nine months of fiscal 2004. Declines in ROP advertising at the Star Tribune and California region were offset by gains in the Northwest and Carolinas regions.

National advertising decreased $1.4 million over the first nine months of fiscal 2004 due to declines in the airline/transportation, telecommunications and entertainment categories totaling $5.2 million. These declines were partially offset by gains totaling $2.8 million in the food and drug, banking and automotive categories.

Classified advertising increased $19.8 million over the first nine months of fiscal 2004. Employment and real estate advertising was up in all regions. Employment advertising was up $14.4 million and real estate advertising was up $13.3 million over the first nine months of fiscal 2004. These gains were partially offset by a $7.6 million decline in automotive advertising, which was down in all regions except California.

Online advertising, which is included in the advertising categories discussed above, totaled $41.7 million, an increase of $11.6 million, or 38.7% over the first nine months of fiscal 2004. This increase was primarily in classified advertising as discussed above.

Direct marketing revenues increased $3.3 million from the first nine months of fiscal 2004. Direct marketing revenues increased in all regions except for the Star Tribune. Direct marketing revenues at the Star Tribune declined $2.6 million for the first nine months of fiscal 2005 for reasons discussed previously.

Consolidated circulation revenues declined $2.7 million from the first nine months of fiscal 2004 primarily reflecting the items discussed in the quarterly comparisons above.

Operating expenses increased 2.4% over the first nine months of fiscal 2004 and generally reflect the same factors discussed in the third quarter review above. Compensation costs were up 3.0%, primarily reflecting salary increases and higher fringe benefit costs. Fringe benefit costs were up 9.3% largely due to higher medical and retirement costs. Newsprint and supplement expense was up 2.2% with newsprint prices up 9.6% and newsprint consumption down 5.9%. Supplement costs were down 3.6%. Other operating expenses increased 2.3% largely due to legal costs, postage expense attributable to the expansion of direct mail programs and higher circulation promotional expense. Depreciation and amortization expense decreased 1.3%, largely reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain intangible assets.

Non-Operating (Expenses) Income - Net:

Interest expense was $5.9 million for the first nine months of fiscal 2005, down 21.1% from the first nine months of fiscal 2004. The effect of lower interest rates in the commercial paper program, which was implemented in the second quarter of 2004, as compared to the Company's previous bank debt facility, coupled with debt repayment, generally offset the impact of rising short-term interest rates through the first nine months of fiscal 2005.

The Company recorded $431,000 as its share of Ponderay's income for the first nine months of fiscal 2005 compared to $542,000 of income in the first nine months of fiscal 2004. Despite higher newsprint prices, Ponderay's profitability in the first half was negatively impacted by high operating costs.

Income Taxes:

The Company's effective income tax was 39.3% for the first nine months of fiscal 2005 compared to 39.6% for the first nine months of fiscal 2004, and is somewhat lower due to a new federal tax deduction implemented in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company's cash and cash equivalents were $3.4 million at September 25, 2005. The Company generated $133.5 million of cash from operating activities for the first nine months of fiscal 2005 even after the voluntary contribution of $40.0 million to its pension plans (discussed below). The major investing and financing uses of cash for the first nine months of fiscal 2005 were to purchase property, plant and equipment, repay debt, pay dividends and to make an additional investment in an internet company. The Company paid $22.9 million in dividends for the first nine months of fiscal 2005, while proceeds from issuing Class A stock under employee stock plans totaled $8.3 million. See the Company's Statement of Cash Flows on page 4.

During the first nine months of fiscal 2005, the Company made a voluntary contribution of $40.0 million to its defined benefit pension plans to help reduce pension expense with the earnings on the contributions. Given the anticipated increase in its pension obligations in 2005 resulting from pension expense and low interest rates, management considered the $40.0 million contribution to be prudent. The Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans in future years.

The Company expended a total of $32.8 million in the first nine months of fiscal 2005 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Total capital expenditures are estimated to be $56 million to $58 million at existing facilities in fiscal 2005. The Company has purchase obligations through 2010 totaling $56.3 million primarily for capital expenditures.

On September 25, 2005 the Company's Board of Directors authorized the repurchase of up to $200 million of the Company's Class A common stock. The shares will be repurchased at the Company's discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on prevailing market prices, availability, and market conditions, among other things. Purchases will occur from time to time and the Company has not set any time frame for completion of the program. It is anticipated that the repurchases will largely be funded using the Company's excess cash flows, and commercial paper program, as needed. No repurchases were made in the third quarter of 2005.

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

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company's ratings on its long-term debt from Moody's and Standard & Poor's. A facility fee for the revolving credit ranges from 8.0 basis points to 22.5 basis points depending on the Company's ratings, and such fees are currently at 12.5 basis points. No debt was outstanding under the Credit Agreement at September 25, 2005.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

The Company's commercial paper outstanding at September 25, 2005 had maturities ranging from overnight to 18 days, with interest rates ranging from 3.79% to 3.81%. The weighted average interest rate on commercial paper outstanding for the first nine months of fiscal 2005 was 2.54%. Because the Company's Credit Agreement provides backup for its commercial paper, and in accordance with the Company's ability and intent, the commercial paper is classified as long-term debt.

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

The Company currently has outstanding letters of credit totaling $7.7 million securing estimated obligations stemming from workers' compensation claims and other contingent claims. The Company had $302.9 million of available credit under its current Credit Agreement at

September 25, 2005.

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

Contractual Obligations:

As of September 25, 2005, the Company was a guarantor of $8.0 million of bank debt related to its interest in Ponderay, a general partnership that owns and operates a newsprint mill in Washington State. The guarantee amount represents the Company's pro rata portion of Ponderay debt, which is guaranteed by the general partners. The debt is secured by the assets of Ponderay and matures on April 12, 2006. Ponderay has informed the Company that it anticipates refinancing its debt on a stand-alone basis in the fourth quarter of 2005, removing the Company's guarantee of the related debt.

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2010, totaling approximately $56.3 million.

Significant changes in the Company's contractual obligations since year-end 2004 include the payment of pension obligations for its qualified plans through the voluntary $40.0 million contribution and payments on purchase obligations throughout the year. Pension obligations for non-qualified plans were $24.7 million as of September 25, 2005, while the qualified plans have a $178.5 million prepaid balance in prepaid pension assets as of September 25, 2005.

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

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 14.4% of McClatchy's operating expenses for the first nine months of fiscal 2005. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company's earnings per share, please see the newsprint discussion above at "Recent Events and Trends." If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers could be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of September 25, 2005, approximately a quarter of our full- and part-time employees were represented by unions including 59% at the Star Tribune and 23% at The Sacramento Bee, the Company's two largest newspapers. Most of the Company's union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company's operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease the Company's annual results of operations by $200,000 to $300,000, less than one cent per share.

See the discussion at "Recent Trends and Events - Operating Expenses" for the impact of market changes on the Company's newsprint and pension costs.

Item 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's management, including the CEO and CFO, concluded at that time that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports it files or submits, under the Securities Exchange Act of 1934, is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.

On June 28, 2005, a lawsuit was filed against The McClatchy Company and its subsidiary, The Star Tribune Company, in the United States District Court, District of Minnesota. The lawsuit alleges misstatements in the Audit Bureau of Circulations (ABC) reported circulation volumes by the Star Tribune newspaper from 1999 through the present. The plaintiffs, Masterson Personnel, Inc.; Alternative Staffing, Inc.; Vision Staffing Solutions, Inc.; and Purchasing Professionals, Inc., are seeking class action status. The plaintiffs are seeking disgorgement of profits or restitution (with interest) of alleged overpayments for advertising, injunctive relief, attorneys' fees, costs and disbursements, plus an unspecified amount of damages. Management believes the suit is without merit and intends to vigorously defend it.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds - On September 25, 2005 the Company's Board of Directors authorized the repurchase of up to $200 million of its Class A common stock. The shares will be repurchased at the Company's discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on prevailing market prices, availability, and market conditions, among other things. Purchases will occur from time to time and the Company has not set any time frame for completion of the program. No repurchases were made in the third quarter of 2005.

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

The McClatchy Company
Registrant
October 28, 2005	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
October 28, 2005	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description

3.1*	The Company's Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company's 1997 Form 10-K.

3.2*	The Company's By-laws as amended as of July 1, 2005, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on May 23, 2005.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

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