Form 10-K
period 2005-12-25
MCCLATCHY CO
filed 2006-02-23
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 25, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 24, 2005: approximately $1,400,326,000. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 17, 2006:

Class A Common Stock	20,599,579 Shares
Class B Common Stock	26,207,397 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s May 17, 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part II and Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

INDEX TO THE McCLATCHY COMPANY

2005 FORM 10-K

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

The Company dates from the California Gold Rush era of 1857. Its three original California newspapers—The Sacramento Bee, The Fresno Bee and The Modesto Bee—were the core of the Company until 1979 when the Company began to diversify geographically outside of California. At that time it purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri-City Herald in Southeastern Washington. In 1986, the Company purchased The (Tacoma) News Tribune. The Company expanded into the Carolinas when it purchased newspapers in South Carolina in 1990 and The News and Observer Publishing Company in North Carolina in 1995. In 1998 the Company expanded into Minnesota with the acquisition of The Star Tribune Company. It expanded further in California with the purchase of the Merced Sun-Star and five related non-daily newspapers (the Merced Group) in 2004.

During 2005, the Company owned and published 29 newspapers in the United States. These newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the fiscal year 2005 the Company had an average paid daily circulation of 1,401,836, Sunday circulation of 1,787,700 and non-daily circulation of 50,948.

Each of the Company’s newspapers is largely autonomous in its business and editorial operations so as to meet most effectively the needs of the communities it serves. Publishers and editors of the newspapers make the day-to-day decisions and, within limits, are responsible for their own budgeting and planning.

Each of the Company’s daily newspapers has the largest circulation of any newspaper serving its particular community. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 84% of consolidated net revenues in fiscal 2005 and 2004. Circulation revenues approximated 14% of consolidated net revenues in fiscal 2005 and 2004.

The Company’s newspapers supplement their newspaper publishing operations with an array of niche products and direct marketing initiatives, including direct mail. While the direct marketing operations are financially successful in their own right, they also help retain advertising in the newspapers. The newspapers also operate leading local websites in each daily newspaper market, offering users information, comprehensive news, advertising, e-commerce and other services. Online advertising, particularly classified advertising, has become one of the Company’s fastest growing revenue sources, albeit still a small part of each newspaper’s operations. The Company’s websites were visited by 79,758,000 unique visitors in fiscal 2005, a gain of 9.5% over fiscal 2004. Together with the mass reach of its in-paper advertising, these lines of business help each of the Company’s newspapers maintain its position as a leading media outlet in each of its daily newspaper markets.

The Company’s newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during holiday seasons. The first quarter is historically the weakest quarter for revenues and profits.

The Company also owns McClatchy Interactive, an interactive media operation whose primary mission is to be a technology and content partner to the Company’s newspaper internet sites. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in Washington State.

Forward-Looking Statements—When used in this Report, the words “believes,” “expects,” “anticipates,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed under the heading “Risk Factors that Could Affect Operating Results” in Part I, Item 1A that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

Star Tribune

The Star Tribune, a morning newspaper serving Minneapolis-St. Paul and the surrounding metropolitan area, is the Company’s largest newspaper, contributing 31.9% of fiscal 2005 revenues compared to 32.7% of fiscal 2004 revenues. In fiscal 2005 the Star Tribune’s daily average paid circulation decreased 0.9% to 376,936 and Sunday average paid circulation decreased 4.9% to 639,029. As of December 25, 2005, approximately 74% of the daily and Sunday circulation was home delivered. The Star Tribune competes in the eastern portion of its market with the Pioneer Press, which operates in St. Paul, Minnesota, and whose daily circulation is approximately one half and whose Sunday circulation is approximately one third of the Star Tribune’s circulation.

The Star Tribune’s advertising volumes for fiscal 2005 and 2004 are set forth in the following table:

	2005	2004
Full-Run advertising linage in thousands of six-column inches	1,767	1,895
Preprints distributed in millions	1,318	1,223

The Star Tribune’s fiscal 2005 net revenues decreased 0.4% to $378,635,000 from fiscal 2004 revenues of $380,103,000.

California Newspapers

The California newspapers include the three “Bee” newspapers, the Merced Sun-Star, six weekly newspapers and a Spanish-language, non-daily newspaper. The net revenues and circulation of these newspapers are summarized below:

	2005 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2005	2004
The Sacramento Bee	293,350	334,234	$259,741,000	$249,866,000
The Fresno Bee	160,769	186,454	105,440,000	101,017,000
The Modesto Bee	83,861	88,945	63,861,000	61,993,000
Merced Sun-Star	16,435	N/A	11,515,000	10,657,000
Non-daily newspapers	15,726	N/A	6,814,000	5,878,000

(1)	Based on fiscal year average paid circulation.

The California newspapers produced approximately 37.7% of total Company net revenues in fiscal 2005, compared to 36.9% in fiscal 2004. Fiscal 2005 net revenues at the California newspapers increased 4.2% from fiscal 2004.

The Sacramento Bee

The Sacramento Bee is a morning newspaper serving the California state capital and the surrounding region. In fiscal year 2005, The Sacramento Bee’s average paid circulation decreased 1.9% daily and decreased 3.5% Sunday. As of December 25, 2005, approximately 84% of the daily and 80% of Sunday circulation was home delivered.

The Sacramento Bee’s advertising volumes for fiscal 2005 and 2004 are set forth in the following table:

	2005	2004
Full-Run advertising linage in thousands of six-column inches	2,568	2,586
Preprints distributed in millions	753	718

The Sacramento Bee’s fiscal 2005 net revenues increased 4.0% from fiscal 2004 revenues.

The Fresno Bee

The Fresno Bee is a morning newspaper serving the Fresno, California metropolitan area. The Fresno Bee’s fiscal year 2005 average paid circulation decreased 1.6% daily and decreased 3.1% Sunday. As of December 25, 2005, approximately 85% of The Fresno Bee’s daily and 86% of Sunday circulation was home delivered.

The Fresno Bee’s advertising volumes for fiscal 2005 and 2004 are set forth in the following table:

	2005	2004
Full-Run advertising linage in thousands of six-column inches	1,307	1,303
Preprints distributed in millions	338	336

The Fresno Bee’s fiscal 2005 net revenues increased 4.4% from 2004.

The Modesto Bee

The Modesto Bee is a morning newspaper that serves the Modesto, California metropolitan area, located between Sacramento and Fresno. The Modesto Bee’s fiscal year 2005 average paid circulation decreased 1.2% daily and 2.5% Sunday. As of December 25, 2005, approximately 81% of the daily and 84% of Sunday circulation was home delivered.

The Modesto Bee’s advertising volumes for fiscal 2005 and 2004, are set forth in the following table:

	2005	2004
Full-Run advertising linage in thousands of six-column inches	1,305	1,299
Preprints distributed in millions	182	189

The Modesto Bee’s fiscal 2005 net revenues increased 3.0% from fiscal 2004.

Merced Sun-Star

The Merced Sun-Star is a morning newspaper that serves the Merced, California metropolitan area, which is located between Modesto and Fresno. Merced publishes a daily newspaper Monday through Friday and a weekend edition on Saturday. Average daily paid circulation for fiscal 2005 decreased 6.2%. As of December 25, 2005, approximately 80% of the daily circulation was home delivered.

The Merced Sun-Star’s advertising volumes for fiscal 2005 and 2004 are set forth in the following table:

	2005	2004
Full Run advertising linage in thousands of six-column inches	652	600
Preprints distributed in millions	55	44

Carolina Newspapers

The Carolina newspapers include The News & Observer, the second largest newspaper in North Carolina, and three daily newspapers in South Carolina. The Company also operates eight non-daily newspapers in North and South Carolina strategically located near its daily newspapers.

The net revenues and circulation of the Carolina newspapers are summarized below:

	2005 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2005	2004
The News & Observer (Raleigh)	171,794	211,490	$136,843,000	$136,778,000
The Herald (Rock Hill)	31,575	33,021	13,984,000	13,726,000
The Island Packet (Hilton Head)	19,854	20,509	18,081,000	16,805,000
The Beaufort Gazette	12,537	11,326	6,765,000	6,855,000
Non-daily newspapers	22,905	NA	13,159,000	12,001,000

(1)	Based on fiscal year average paid circulation.

The Carolina newspapers produced 15.9% of total Company net revenues in fiscal 2005, compared to 16.0% in 2004. Net revenues of the Carolina newspapers increased 1.4% from fiscal 2004.

The News & Observer

The News & Observer, the Company’s third largest newspaper, is a morning daily serving North Carolina’s state capital, Raleigh, and the Research Triangle, which includes Raleigh, Durham and Chapel Hill, North Carolina.

The News & Observer’s average paid circulation in fiscal year 2005 increased approximately 0.4% daily and 0.2% Sunday. As of December 25, 2005 approximately 80% of the daily and 77% of Sunday circulation was home delivered.

The News & Observer’s advertising volumes for fiscal 2005 and 2004 are set forth in the following table:

	2005	2004
Full-Run advertising linage in thousands of six-column inches	1,829	1,900
Preprints distributed in millions	404	404

The News & Observer’s fiscal 2005 net revenues increased nominally from fiscal 2004.

The Herald

The Herald is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is approximately 25 miles southwest of Charlotte, North Carolina. The Herald’s fiscal year 2005 average daily paid circulation was unchanged from 2004, while Sunday circulation increased 0.2%.

The Herald’s main competitor is a zoned edition of the Charlotte Observer, whose circulation in The Herald’s primary circulation area is estimated to be approximately a third of The Herald’s circulation. As of December 25, 2005, approximately 75% of the daily and Sunday circulation of The Herald was home delivered.

Advertising volumes for fiscal 2005 and 2004 are set forth in the following table:

	2005	2004
Full-Run advertising linage in thousands of six-column inches	710	743
Preprints distributed in millions	64	58

The Herald’s fiscal 2005 net revenues increased 1.9% from fiscal 2004.

The Island Packet and The Beaufort Gazette

The Island Packet and The Beaufort Gazette serve Beaufort County in southeastern South Carolina. The Island Packet serves Hilton Head Island and the town of Bluffton. The Beaufort Gazette serves the city of Beaufort and northern Beaufort County encompassing surrounding islands of Lady’s, St. Helena, Fripp and Parris. The management and many business functions of the two newspapers are combined to pursue regional strategies and operational synergies.

From fiscal 2004 to fiscal 2005, the average paid circulation increased 4.8% daily and 3.6% Sunday at The Island Packet, and increased 0.7% daily and 0.4% Sunday at The Beaufort Gazette.

As of December 25, 2005, approximately 64% of the daily and 62% of Sunday circulation of The Island Packet was home delivered. Comparable amounts for The Beaufort Gazette were 56% daily and 64% Sunday.

Advertising volumes for fiscal 2005 and 2004 are set forth in the following table:

	2005	2004
The Island Packet:
Full-Run advertising linage in thousands of six-column inches	922	930
Preprints distributed in millions	25	25
The Beaufort Gazette:
Full-Run advertising linage in thousands of six-column inches	355	379
Preprints distributed in millions	18	18

The Island Packet’s fiscal 2005 net revenues increased 7.6% over fiscal 2004, while The Beaufort Gazette’s net revenues decreased 1.3%.

Northwest Newspapers

The Company publishes five newspapers in Washington State and the largest daily newspaper in Alaska. The net revenues and circulation of these newspapers are summarized below:

	2005 Circulation (1)		Net Revenues
Newspaper	Daily/Weekly	Sunday	2005	2004
The News Tribune	125,057	139,738	$79,712,000	$79,274,000
Anchorage Daily News	67,712	78,111	59,241,000	57,574,000
Tri-City Herald	41,956	44,843	26,376,000	24,932,000
Non-daily newspapers	12,317	NA	4,775,000	4,973,000

(1)	Based on fiscal year average paid circulation.

The Company’s Northwest newspapers produced 14.3% of the Company’s total net revenues in fiscal 2005 and 2004. Net revenues in fiscal 2005 at the Northwest newspapers increased 2.0% versus fiscal 2004.

The News Tribune

The News Tribune, a morning newspaper, primarily serves the Tacoma, Washington metropolitan area in Pierce and southern King counties. It is the third largest newspaper in Washington State. Tacoma is approximately 30 miles south of Seattle. The News Tribune competes in the northernmost fringes of its market with the Seattle metropolitan newspapers. In fiscal 2005, the average paid circulation of The News Tribune decreased 3.2% daily and decreased 2.9% Sunday. As of December 25, 2005, approximately 85% of the daily and 84% of Sunday circulation was home delivered.

The News Tribune’s advertising volumes for fiscal 2005 and 2004 are set forth in the following table:

	2005	2004
Full-Run advertising linage in thousands of six-column inches	1,216	1,266
Preprints distributed in millions	266	257

The News Tribune’s fiscal 2005 net revenues decreased 0.6% from fiscal 2004.

Anchorage Daily News

The Anchorage Daily News, a morning newspaper, is Alaska’s largest newspaper. The Anchorage Daily News circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprising metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

The Anchorage Daily News’ fiscal year 2005 average paid circulation decreased 1.8% daily and 3.9% Sunday. As of December 25, 2005, approximately 68% of the daily and 64% of Sunday circulation was home delivered.

Advertising volumes for fiscal 2005 and 2004, are set forth in the following table:

	2005	2004
Full-Run advertising linage in thousands of six-column inches	952	947
Preprints distributed in millions	97	91

Anchorage Daily News’ fiscal 2005 net revenues increased 2.9% from fiscal 2004.

Tri-City Herald

The Tri-City Herald is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. For fiscal 2005, the Tri-City Herald’s average paid circulation decreased 0.3% daily and decreased 1.0% Sunday. As of December 25, 2005 approximately 86% of the daily and Sunday circulation was home delivered.

The Tri-City Herald’s advertising volumes for fiscal 2005 and 2004 are set forth in the following table:

	2005	2004
Full-Run advertising linage in thousands of six-column inches	902	843
Preprints distributed in millions	89	94

The Tri-City Herald’s fiscal 2005 net revenues increased 5.8% from fiscal 2004.

Other Operations

The Company’s rapidly expanding Internet activities have produced robust local websites in each of its daily newspaper markets. These efforts are supported by McClatchy Interactive, the Company’s interactive media operation that provides newspapers with content, publishing tools, hosting services and software development. The primary mission of McClatchy Interactive is to be a technology and content partner to the Company’s newspaper internet sites. The Company’s internet operations are included in the operations of each of its newspapers, and, internet revenues (primarily advertising) and expenses are reported in the newspaper’s results. McClatchy Interactive also provides services to other newspapers. Revenue from McClatchy Interactive is reported in “Other Revenues” in the statement of income.

Raw Materials

During fiscal 2005, the Company consumed approximately 226,000 metric tons of newsprint compared to 241,000 metric tons in fiscal 2004. The reduction in tons consumed was primarily due to three of the Company’s daily newspapers converting to lighter weight newsprint in fiscal 2005. The Company currently obtains its supply of newsprint from a number of suppliers primarily under long-term contracts.

Newsprint expense accounted for 14.6% of operating expenses in fiscal 2005 and 14.5% in fiscal 2004. Consequently, the Company’s earnings are sensitive to changes in newsprint prices. A hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated current needs. Significant increases in the price of newsprint would adversely affect the operating results of the Company.

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

Competition

The Company’s newspapers, direct marketing programs and internet sites compete for advertising revenues and readers’ time with television, radio, other internet sites, direct mail companies, free shoppers, suburban neighborhood and national newspapers and other publications, and billboard companies, among others. In some of its markets (primarily Minneapolis, Minnesota; Tacoma, Washington; and Rock Hill, South Carolina), the Company’s newspapers also compete with other newspapers published in nearby cities and towns. Competition for advertising is generally based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation and readership is generally based upon the content, journalistic quality, service and the price of the newspaper. The Company’s major daily newspapers lead their direct local newspaper competitors in both advertising linage and general circulation and readership in their respective markets, and its internet sites are leading local sites in each of the Company’s major daily newspaper markets, based upon research conducted by the Company and various independent sources.

Employees—Labor

As of December 25, 2005, the Company had 8,948 full and part-time employees (equating to 7,619 full-time equivalent employees), of whom approximately 25% were represented by unions including 59% of employees at the Star Tribune and 23% of employees at The Sacramento Bee, the Company’s two largest newspapers. Most of the Company’s union-represented employees are currently working under labor agreements expiring in various years. Seven of the Company’s 12 daily papers have no unions.

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

ITEM 1A.	RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward-Looking Information:

This quarterly report on Form 10-K contains forward-looking statements regarding the Company’s actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about litigation, advertising revenues, return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, stock option expenses, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; impact of any litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers or other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive action by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both retail and classified advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 14.6% of McClatchy’s operating expenses for fiscal 2005. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. For a discussion of the impact of a change in newsprint prices on the Company’s earnings per share, please see the newsprint discussion above at “Recent Events and Trends.” If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers could be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike since 1980. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 25, 2005, approximately a quarter of our full- and part-time employees were represented by unions including 59% at the Star Tribune and 23% at The Sacramento Bee, the Company’s two largest newspapers. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The corporate headquarters of the Company are located at 2100 “Q” Street, Sacramento, California. At December 25, 2005 the Company had newspaper production facilities in 12 markets situated in six states. These facilities vary in size and in total occupy about 4.1 million square feet. Approximately 817,000 of the total square footage is leased from others. The Company owns substantially all of its production equipment, although certain office equipment is leased.

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

A lawsuit filed against the Company on June 28, 2005 by four local employment agencies in Minneapolis alleged, in U.S. District Court of Minnesota, misstatements in the Audit Bureau of Circulations (ABC) reported circulation volumes by the Star Tribune newspaper from 1999 through the present. On November 30, 2005 ABC released the results of its audit, confirming that no adjustments were required by the Star Tribune for any numbers previously reported to ABC. The Company entered into a settlement at the request of the plaintiffs which included reimbursement of certain of the plaintiff’s legal fees for $17,000 and future advertising credits to the plaintiffs of up to $15,000, and the withdrawal of the plaintiffs from the suit. The suit was dismissed on January 3, 2006. The Company expended approximately $1.4 million in legal costs and other expenses ($1.0 million in the third quarter of 2005) to investigate the allegations and to defend against the suit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol—MNI). A small amount of Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company’s Class B Stock is not publicly traded. The following table lists per share dividends paid on both classes of Common Stock and the prices of the Company’s Class A Common Stock as reported by these exchanges for fiscal 2005 and 2004:

	2005			2004
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$76.05	$69.62	$0.13	$72.05	$67.50	$0.12
2nd Quarter	$75.85	$65.28	$0.18	$74.38	$68.90	$0.12
3rd Quarter	$68.40	$61.38	$0.18	$73.10	$67.50	$0.13
4th Quarter	$66.46	$56.30	$0.18	$72.60	$67.14	$0.13

The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition and requirements, and other factors considered relevant by the Board.

The number of record holders of Class A and Class B Common Stock at February 17, 2006 was 1,308 and 21, respectively. On September 25, 2005 the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s Class A common stock (see discussion in Item 7. Recent Events and Trends). The Company did not repurchase any of its common shares in fiscal 2005.

Equity Compensation Plan Information

Information regarding McClatchy’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, is set forth in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders, which information is incorporated into Item 12 herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001
REVENUES—NET:
Advertising	$1,000,266	$972,808	$910,628	$877,838	$871,375
Circulation	162,395	166,623	165,552	166,050	168,462
Other	23,454	23,945	23,211	26,072	28,302

	1,186,115	1,163,376	1,099,391	1,069,960	1,068,139
OPERATING EXPENSES:
Depreciation and amortization	65,769	66,532	70,139	73,189	109,029
Other operating expenses	850,345	827,535	780,311	752,966	787,092

	916,114	894,067	850,450	826,155	896,121
OPERATING INCOME	270,001	269,309	248,941	243,805	172,018
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(7,705)	(9,095)	(18,090)	(26,448)	(44,045)
Refinancing related charge	—	(3,737)	—	—	—
Partnership income (loss)	712	929	368	(1,341)	527
Loss on Internet investment	—	—	(1,008)	(1,000)	(10,556)
Other—net	219	155	448	652	937

	(6,774)	(11,748)	(18,282)	(28,137)	(53,137)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	263,227	257,561	230,659	215,668	118,881
INCOME TAX PROVISION	102,708	101,685	86,462	85,119	61,944

INCOME FROM CONTINUING OPERATIONS	160,519	155,876	144,197	130,549	56,937
INCOME FROM DISCONTINUED OPERATION, NET OF INCOME TAXES	—	—	6,025	667	1,060

NET INCOME	$160,519	$155,876	$150,222	$131,216	$57,997

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$3.44	$3.36	$3.13	$2.86	$1.26
Income from discontinued operation	—	—	0.13	0.01	0.02

Net income per share	$3.44	$3.36	$3.26	$2.87	$1.28

Diluted:
Income from continuing operations	$3.42	$3.33	$3.10	$2.83	$1.25
Income from discontinued operation	—	—	0.13	0.01	0.02

Net income per share	$3.42	$3.33	$3.23	$2.84	$1.27

DIVIDENDS PER COMMON SHARE	$0.67	$0.50	$0.44	$0.40	$0.40

CONSOLIDATED BALANCE SHEET DATA:
Total Assets	$2,086,487	$2,049,400	$1,875,298	$1,981,561	$2,104,160
Long-term debt	154,200	267,200	204,923	471,615	594,714
Stockholders’ equity	1,565,591	1,423,004	1,216,017	1,057,329	998,165

On June 10, 2003, the Company sold the assets of The Newspaper Network, a national sales and marketing company. Prior year data has been reclassified for this discontinued operation.

In fiscal 2002 the Company adopted SFAS No. 142 and No. 144 and in accordance with these statements, eliminated the amortization of goodwill. This summary should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company owns and publishes 29 newspapers in the United States. The Company’s newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company supplements its newspaper publishing with an array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its daily newspaper markets offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, an interactive media operation that provides newspapers with content, publishing tools and software development.

The Company’s primary source of revenue is advertising, which, in any given year, accounts for roughly 85% of the Company’s revenue. While percentages vary from year to year, and from newspaper to newspaper, retail advertising carried as a part of newspapers (“run-of-press” or “ROP” advertising) or in advertising inserts placed in newspapers (preprint advertising), generally contributes roughly 40% of advertising revenues at the Company’s newspapers. Recent trends have been for certain national or regional retailers to use greater preprint advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising (including online classified advertising), primarily in automotive, employment and real estate categories, generally contributes about 45% of advertising revenue and national advertising generally contributes about 10% of total advertising. Direct marketing and other advertising make up the remainder of the Company’s advertising revenues. Circulation revenues contribute roughly 15% of the Company’s newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See the following Results of Operations for a discussion of the Company’s revenue performance and contribution by categories for fiscal 2005, 2004 and 2003.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are revenue recognition, allowance for uncollectible accounts, amortization and/or impairment of intangibles, pension and post-retirement expenses, insurance reserves, and the Company’s income tax provision. We believe the following critical accounting policies, in particular, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Allowance for Uncollectible Accounts—The Company maintains an allowance account for estimated losses resulting from the risk its customers will not make required payments. Generally, the Company uses the aging of accounts receivable, reserving for all accounts due 90 days or longer, to establish allowances for losses on accounts receivable. However, if the Company becomes aware that the financial condition of a customer has deteriorated, resulting in an impairment of their ability to make payments, additional allowances are reserved. To illustrate the impact of a change to the allowance for uncollectible accounts, hypothetically, if the amount of receivables that are 90 days or longer had increased by 10%, the Company’s allowance for estimated losses would have increased by $493,000 at the end of fiscal 2005.

Goodwill and Intangible Impairment—In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company periodically analyzes its goodwill and intangible assets with indefinite lives for impairment. No impairment change was recorded in fiscal 2005, 2004 or 2003.

Pension and Post-retirement Benefits—The Company has significant pension and post-retirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including salary rate increases, discount rates and expected return on plan assets. The Company is required to consider current market conditions, including changes in interest rates, in establishing these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future because of changes resulting from fluctuations in the Company’s employee headcount and/or changes in the various assumptions.

The Company used a discount rate of 6.0%, assumed salary rate increases of 3.5% to 5.0% and an assumed long-term return on assets of 8.5% to calculate its retirement expenses in fiscal 2005, based upon consultation with its outside actuaries. See note 5 to the consolidated financial statements for a more in-depth discussion of the Company’s policies in setting its key assumptions related to these obligations. For fiscal 2005, a change in the weighted average rates would have had the following impact on our net benefit cost:

•	A decrease of 50 basis points in the long-term rate of return would have increased our net benefit cost by approximately $2.8 million;

•	A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $2.5 million; and

•	An increase of 50 basis points in the future compensation rate would have increased our net benefit cost by approximately $2.6 million.

The Company has revised certain assumptions for its 2006 pension expense calculation. Please see “Recent Events and Trends—Operating Expenses” discussion below.

Income Tax Provision—The Company’s current and deferred tax income provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. These estimates are reviewed and adjusted, if needed, throughout the year. Adjustments between the Company’s estimates and the actual results of filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.

The amount of income taxes paid is subject to audits by federal and state authorities, which may result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is significantly affected by management judgments. Management believes that the Company has adequately provided for any reasonably foreseeable outcome related to these matters based upon currently available information. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities when the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, earnings or deductions estimated to be in each jurisdiction by the Company may differ from actual amounts. As a result of these potential adjustments, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

Self-Insurance—The Company is self-insured for workers’ compensation in California and Alaska. The Company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate provision for self-insurance claims.

The Company used a discount rate of 6.0% to calculate workers’ compensation reserves as of December 25, 2005. A decrease of 25 basis points in the discount rate or a 10% increase in claims would have had an immaterial effect on total workers’ compensation reserves.

Recent Events and Trends

Stock Repurchase Program:

On September 25, 2005 the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s Class A common stock. The shares will be repurchased at the Company’s discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on prevailing market prices, availability, and market conditions, among other things. Any purchases will occur from time to time and the Company has not set any time frame for completion of the program. It is anticipated that the repurchases will largely be funded using the Company’s excess cash flows, and commercial paper program, as needed. No repurchases were made in fiscal 2005.

Recent Litigation:

A lawsuit filed against the Company on June 28, 2005 by four local employment agencies in Minneapolis alleged, in U.S. District Court of Minnesota, misstatements in the Audit Bureau of Circulations (ABC) reported circulation volumes by the Star Tribune newspaper from 1999 through the present. On November 30, 2005 ABC released the results of its audit, confirming that no adjustments were required by the Star Tribune for any numbers previously reported to ABC. The Company entered into a settlement at the request of the plaintiffs which included reimbursement of certain of the plaintiff’s legal fees for $17,000 and future advertising credits to the plaintiffs of up to $15,000, and the withdrawal of the plaintiffs from the suit. The suit was dismissed on January 6, 2006. The Company expended approximately $1.4 million legal costs and other expenses ($1.0 million in the third quarter of 2005) to investigate the allegations and to defend against the suit.

Advertising Revenues:

Classified revenues are the most cyclical of the company’s advertising revenues, and in 2005 contributed 85.3% of the Company’s total advertising revenue growth.

Over the last several years the individual categories within classified advertising have shown significant variability. A boom in automotive advertising from 2000 through 2004 caused the Company’s automotive advertising to grow 19.4%, from $104.0 million in 2000 to $124.2 million in 2004. In 2005, automotive sales faltered, and automotive advertising at the dealership level dropped, causing the Company’s auto classified advertising revenues to decline 10.4% to $111.3 million in fiscal 2005.

The decline in automotive advertising has been more than offset by an escalation in real estate advertising, and a continued rebound in employment advertising from depressed levels earlier in the decade, resulting in total classified advertising growth of 5.9% in fiscal 2005 over fiscal 2004.

Within classified advertising, online advertising is playing an increasingly important role at the Company’s newspapers. In 2005, online classified advertising grew 41.2% or $14.4 million. While online classified advertising makes up 11.6% of total classified advertising revenue, it contributed 61.2% of the growth. The Company continues to pursue a strategy that offers a combination of print-only, print-and-online and online-only products in classified advertising, and believes that combined with its longstanding relationships with customers and value-added services; these products offer advantages that most competitors for classified advertising cannot match.

Operating Expenses:

The Company incurred two newsprint price increases in 2004 and three in 2005, resulting in an average increase of 10.3% in newsprint prices in fiscal 2005 compared to fiscal 2004. An additional price increase has been announced for the first quarter of 2006; however, the ultimate amount and/or timing of any price increase is uncertain at this time. Newsprint pricing is largely dependent on global demand and supply for newsprint. A hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. The impact of newsprint price increases on the Company’s expenses is discussed under “Results of Operations” below.

The Company’s fringe benefit costs increased 7.6% over fiscal 2004 due primarily to higher retirement and medical costs. With regard to the Company’s retirement expenses, the Company used a 6.0% discount rate to calculate its pension and post-retirement expenses in fiscal 2005 compared to a 6.25% rate used in fiscal 2004. The Company contributed $40.0 million to its pension plans in early fiscal 2005, and earnings on this contribution partially offset these increases. Nonetheless, total retirement expenses increased $5.4 million in fiscal 2005.

In 2006, for purposes of calculating retirement expenses, the Company has reduced its discount rate to 5.5%, which will result in higher pension expenses. The Company voluntarily contributed $40.0 million to its pension plans in early fiscal 2006 and earnings on the contribution are expected to help offset the impact of a lower discount rate.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan, to be recognized in the financial statements based on their fair values. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The modified prospective application requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123(R) for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The Company has adopted SFAS123(R) effective December 26, 2005, first day of the 2006 fiscal year, using the modified prospective application, and expects stock option expense to reduce earnings in fiscal 2006 by approximately 12 cents per share.

On July 14, 2005, FASB issued a Proposed Interpretation, “Accounting for Uncertain Tax Positions,” an interpretation of FASB No. 109. The release of the final interpretation is now scheduled for the first quarter of 2006. The proposed effective date is for the first fiscal year beginning after December 15, 2006. The proposed interpretation would require that a tax position meet a “more likely than not threshold” for the benefit of the uncertain tax position to be recognized in the financial statements, and assumes the uncertain tax position will be examined by taxing authorities. The proposed interpretation could also affect the classification of deferred tax liabilities versus income taxes payable, the classification of long-term liabilities and the accounting for a change in tax reserves in interim period reporting. The Company is evaluating the impact of adopting this proposed interpretation on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 generally requires retrospective application to prior periods’ financial statements of all voluntary changes in accounting principles and changes required when a new pronouncement does not specifically include transition provisions. This standard is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a significant impact on its consolidated financial statements.

RESULTS OF OPERATIONS

FISCAL 2005 COMPARED TO FISCAL 2004

The Company reported net income of $160.5 million or $3.42 per share for fiscal 2005, compared to $155.9 million or $3.33 per share in fiscal 2004.

Revenues in fiscal 2005 were $1.2 billion, up 2.0% from revenues in fiscal 2004. Advertising revenues were up 2.8% to $1.0 billion and circulation revenue was down 2.5% to $162.4 million.

The following table summarizes the Company’s revenue for fiscal 2005 compared to fiscal 2004.

	Fiscal 2005	Fiscal 2004	% Change
Advertising Revenues:
Retail	$419,105	$419,296	0.0%
National	99,620	100,647	-1.0%
Classified:
Automotive	111,304	124,179	-10.4%
Employment	146,991	129,326	13.7%
Real estate	123,631	104,503	18.3%
Other	40,039	40,526	-1.2%

Total classified	421,965	398,534	5.9%
Direct marketing and other	59,576	54,331	9.7%

Total advertising	1,000,266	972,808	2.8%
Circulation	162,395	166,623	-2.5%
Other	23,454	23,945	-2.1%

Total Revenues	$1,186,115	$1,163,376	2.0%

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes the fiscal 2005 revenues at its newspaper operations by region, with year-over-year changes (in thousands):

	California		Minnesota		Carolinas		Northwest
	Revenues	% Change	Revenues	% Change	Revenues	% Change	Revenues	% Change
Revenues
Advertising	$392,158	5.4%	$308,476	-0.3%	$159,982	2.8%	$139,650	3.1%
Circulation	49,653	-3.0%	65,190	-1.7%	23,384	-3.9%	24,168	-2.5%
Other	5,561	-6.8%	4,969	15.5%	5,466	-12.1%	6,285	-3.4%

Total	$447,372	4.2%	$378,635	-0.4%	$188,832	1.4%	$170,103	2.0%

Retail advertising declined nominally in fiscal 2005, but includes a reclassification of ROP advertising to classified advertising in a zoned addition of The Fresno Bee that totaled $1.1 million. Excluding this reclassification, retail advertising was up 0.2% or $844,000 in fiscal 2005. Within reported retail advertising, preprint advertising grew 3.8% or $6.5 million, while full-run ROP advertising declined by 2.7% or $6.7 million. Preprint advertising grew at most newspapers, and was up in all regions. The most significant declines in retail ROP advertising were in the Company’s California newspapers, which were down 5.3% or $4.9 million ($3.8 million or 4.1%, excluding the reclassification discussed above) and at the Star Tribune, where retail ROP was down 5.2% or $3.4 million.

National advertising declined $1.0 million or 1.0%. All regions showed declines in national advertising except for the California region. In general, declines totaling approximately $6.7 million were attributable to the airline/transportation, entertainment and communication categories. These declines were partially offset by gains in the food and drug, banking and automotive categories.

Classified advertising increased $23.4 million over fiscal 2004, but would have been up $22.4 million excluding The Fresno Bee reclassification discussed above. The increase reflects growth in employment and real estate advertising. Online classified advertising contributed $14.3 million of the growth in classified advertising, with $8.4 million in the online employment category. In total employment advertising increased $17.7 million and was up in all regions. Real estate advertising was up $19.1 million also with gains in all regions, but with much of the growth ($14.2 million) at the Company’s California newspapers. Automotive advertising declined $12.9 million over fiscal year 2004 and was down in all regions.

Online advertising, which is included in the advertising categories discussed above, totaled $55.7 million for fiscal 2005, an increase of $15.4 million or 38.3% over fiscal 2004. This increase was primarily in online classified advertising as noted above.

Direct marketing revenue increased $5.0 million or 9.6% from fiscal 2004. All regions showed gains in this category except for the Star Tribune where direct marketing revenue declined $2.9 million or 19.8%. The Star Tribune reorganized its direct marketing operations and eliminated certain unprofitable products in mid 2004, causing direct marketing revenues to decline.

Consolidated circulation revenues declined $4.2 million from fiscal 2004, primarily reflecting lower circulation volumes. Average paid daily circulation declined 1.2% from fiscal 2004 and Sunday circulation was down 3.2% from fiscal 2004. Revenues were also reduced by increased compensation to carriers to offset higher gasoline costs and changes in the sales mix between single copy and home-delivered newspapers.

Operating Expenses:

Operating expenses increased 2.5% over fiscal 2004. Compensation costs were up 2.4% with salaries up 1.1% and fringe benefits up 7.6%. Merit increases ranged between 2.0% and 3.0%, but were partially offset by a 0.5% reduction in head count. The increases in fringe benefits primarily reflect higher medical and retirement costs. Newsprint and supplement expense was up 2.3% with newsprint expense up 3.3% and supplement costs down 3.3%.

Newsprint prices were up 10.3%, which were partially offset by a 6.3% reduction in consumption. Other operating costs were up 3.9% due in part to postage expense attributable to the expansion of direct mail programs, higher circulation promotional expense, and legal costs associated with the Star Tribune suit (see Recent Events and Trends, above). Depreciation and amortization expense decreased 1.1%, largely reflecting lower capital expenditures over the last several years and the expiration of useful lives of certain intangible assets.

Non-Operating (Expenses) Income—Net:

Interest expense was $7.7 million for fiscal 2005, down 15.3% from fiscal 2004. The Company refinanced its bank debt and began a commercial paper program in mid 2004, and lower rates associated with this debt, as compared to the Company’s previous bank debt facility and debt repayment, generally offset the impact of rising short-term interest rates for the fiscal year 2005.

The Company recorded $712,000 as its share of Ponderay’s income for fiscal 2005, compared to $929,000 in fiscal 2004.

Income Taxes:

The Company’s effective tax rate was 39.0% for fiscal 2005, compared to 39.5% in fiscal 2004, due to a qualified production activities income deduction enacted in 2005 and successful resolutions of certain tax matters.

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

Revenues:

In January 2004 the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group). These newspapers contributed $13.8 million to total Company revenue in fiscal 2004. Revenues in fiscal 2004, including $13.8 million from the Merced Group, were $1.2 billion, up 5.8% from revenues in fiscal 2003. Advertising revenues were up 6.8% to $972.8 million and circulation revenue was up 0.6% to $166.6 million.

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

	Fiscal 2004	Fiscal 2003	% Change
Advertising Revenues:
Retail	$413,695	$403,399	2.6%
National	100,402	95,283	5.4%
Classified:
Automotive	123,785	124,020	-0.2%
Employment	128,274	108,616	18.1%
Real estate	102,996	93,121	10.6%
Other	38,946	38,157	2.1%

Total classified	394,001	363,914	8.3%
Direct marketing and other	52,443	48,032	9.2%

Total advertising excluding Merced	960,541	910,628	5.5%
Merced total advertising	12,267	—	NM

Total advertising	972,808	910,628	6.8%
Circulation	166,623	165,552	0.6%
Other	23,945	23,211	3.2%

Total Revenues	$1,163,376	$1,099,391	5.8%

Online advertising revenue amounts in this schedule have been reclassified from other advertising revenue to the appropriate retail, national and classified advertising revenue categories to be consistent with the 2005 presentation.

NM—Not meaningful

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes the fiscal 2004 revenues at its newspapers operations by region with year-over-year changes (in thousands):

	California (1)		Minnesota		Carolinas		Northwest
	Revenues	% Change	Revenues	% Change	Revenues	% Change	Revenues	% Change
Revenues
Advertising	$372,232	10.0%	$309,506	5.0%	$155,616	6.0%	$135,454	3.8%
Circulation	51,210	1.7%	66,294	0.2%	24,328	0.8%	24,791	-0.4%
Other	5,969	9.5%	4,303	34.5%	6,221	7.2%	6,508	-16.4%

Total	$429,411	8.9%	$380,103	4.3%	$186,165	5.4%	$166,753	2.2%

(1)	The California region includes the 2004 revenues of $13.8 million of the Merced Group. Excluding the Merced Group, advertising revenues in this region increased 6.4% and total revenues were up 5.4%.

Retail advertising, excluding the Merced Group, grew $10.3 million over fiscal 2003 due to growth in preprinted advertising inserts placed into the newspapers, which was up $8.1 million or 5.1% and in ROP advertising, which increased $2.2 million or 0.9%. Much of the revenue increase was from the Star Tribune in Minneapolis ($4.6 million) and the Company’s three daily Bee newspapers in California ($4.8 million).

National advertising, excluding the Merced Group, increased $5.1 million, primarily reflecting strong advertising from the airline, banking, entertainment and automotive categories, partially offset by a $1.5 million decline in telecommunications (primarily in the California region). The net increase in national revenues was spread among the California, Minnesota and Carolinas regions, while the Northwest newspapers reported a decline in national advertising.

Classified advertising, excluding the Merced Group, increased $30.1 million over fiscal 2003, mostly from employment and real estate advertising growth. Online classified advertising contributed $13.7 million of the growth in classified advertising with $9.9 million in the online employment category. Total combined employment advertising was up $19.7 million and was up in all regions, gaining momentum as the year progressed. Total combined real estate advertising increased $9.9 million and grew in all regions reflecting the national trend in this category. Automotive advertising revenues declined nominally over fiscal 2003, and generally declined throughout the industry in 2004.

Online advertising, which is included in the advertising categories discussed above, grew $13.2 million or 48.7% with strong growth in all regions.

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

Non-Operating (Expenses) Income—Net:

Interest expense was $9.1 million for fiscal 2004. This is a 49.7% decline from fiscal 2003, as the Company benefited from lower interest rates, the expiration of three interest rate swap agreements in June 2003 and one in June 2004, and debt repayment. The Company also recorded $3.7 million as a pre-tax charge to write off costs related to its previous debt agreement. See Note 2 to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $3.1 million at December 25, 2005, versus $4.9 million at the end of fiscal 2004. The Company generated $195.9 million of cash from operating activities in fiscal 2005 after the voluntary contribution of $40.0 million to its pension plans (discussed below). The largest investing uses of cash for fiscal 2005 were to purchase property, plant and equipment and to make an additional internet investment, while the financing uses were to repay debt and pay dividends. Proceeds from issuing Class A stock under employee stock plans totaled $10.9 million.

During fiscal 2005, the Company made voluntary contributions of $40.0 million to its defined benefit pension plans to maintain adequate funding of its pension obligations, and to help reduce pension expense with the earnings on the contributions. Given the increase in its pension obligations in 2005 resulting from pension expense and low interest rates, management considered the $40.0 million contribution to be prudent. Total voluntary contributions were $150.0 million over the last three years. In addition, the Company also made a voluntary contribution of $40.0 million to the plans in early 2006. The Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans in future years.

The Company expended a total of $54.5 million in fiscal 2005 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Capital expenditures over the last three years have totaled $135.9 million and planned expenditures in fiscal 2006 are estimated to be approximately $62 million at existing facilities. The Company has purchase obligations through 2008 totaling $56.1 million primarily for capital expenditures.

On September 25, 2005 the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s Class A common stock. The shares will be repurchased at the Company’s discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on prevailing market prices, availability, and market conditions, among other things. Any purchases will occur from time to time and the Company has not set any time frame for completion of the program. It is anticipated that the repurchases will largely be funded using the Company’s excess cash flows, and commercial paper program, as needed. No repurchases were made in fiscal 2005.

Debt and Related Matters:

The Company has a five-year, senior unsecured revolving credit facility (Credit Agreement), which provides borrowings of up to $500 million from a syndicate of banks through May 11, 2009. The primary purpose of the Credit Agreement is to support the issuance of unsecured promissory notes under a commercial paper program (commercial paper) of up to $500 million and for general corporate purposes.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s and Standard & Poor’s. A facility fee for the revolving credit ranges from 8.0 basis points to 22.5 basis points depending on the Company’s ratings, and such fees are currently at 12.5 basis points. No debt was outstanding under the Credit Agreement at December 25, 2005.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

The Company’s commercial paper outstanding at December 25, 2005 had maturities ranging from 2 days to 39 days, with interest rates ranging from 4.17% to 4.42%. The weighted average interest rate on commercial paper outstanding for fiscal 2005 was 3.34%. Because the Company’s Credit Agreement provides backup for its commercial paper, and in accordance with the Company’s ability and intent to use it for its long-term funding needs, the commercial paper is classified as long-term debt.

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

The Company currently has outstanding letters of credit totaling $7.5 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. The Company had $338.3 million of available credit under its current Credit Agreement at December 25, 2005.

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

Contractual Obligations:

The following table summarizes specific financial obligations under the Company’s contractual obligations and commercial commitments as of December 25, 2005 (in thousands):

	Payments Due By
	Total	1 Year or Less	1-3 Years	3-5 Years	After 5 Years
Included in the Company’s balance sheet:
Long-term debt (a)	$154,200			$154,200
Pension obligations (b)	25,697	$1,479	$2,957	2,957	$18,304
Post-retirement obligations	16,854	2,418	4,836	4,836	4,764
Other long-term obligations (c)	16,391	6,491	9,356	36	508
Other obligations:
Purchase obligations (d)	56,073	43,942	12,131
Operating leases	18,030	6,045	7,564	3,166	1,255
Stand by letters of credit (e)	7,520	1,000		6,520

Total	$294,765	$61,375	$36,844	$171,715	$24,831

The Company has no material capital lease obligations.

(a)	Excludes $40.0 million borrowed on December 27, 2005 (fiscal 2006) to fund a voluntary pension contribution.

(b)	Non-qualified pension plans.
(c)	Primarily deferred compensation and workers’ compensation obligations.
(d)	Primarily capital expenditures for property, plant and equipment.
(e)	In connection with the Company’s insurance program, letters of credit are required to support certain projected claims and obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease in the Company’s interest expense by $200,000 to $400,000.

See the discussion at “Recent Events and Trends—Operating Expenses” for the impact of market changes on the Company’s newsprint and pension costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted as not applicable under the rules of Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheet of The McClatchy Company and subsidiaries (“the Company”) as of December 25, 2005 and December 26, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2005. We also have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting” that the Company maintained effective internal control over financial reporting as of December 25, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2005 and December 26, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Sacramento, California

February 23, 2006

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for share amounts)

	Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
REVENUES—NET:
Advertising	$1,000,266	$972,808	$910,628
Circulation	162,395	166,623	165,552
Other	23,454	23,945	23,211

	1,186,115	1,163,376	1,099,391
OPERATING EXPENSES:
Compensation	482,509	471,289	445,901
Newsprint and supplements	154,672	151,134	137,384
Depreciation and amortization	65,769	66,532	70,139
Other operating expenses	213,164	205,112	197,026

	916,114	894,067	850,450

OPERATING INCOME	270,001	269,309	248,941

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(7,705)	(9,095)	(18,090)
Refinancing related charge	—	(3,737)	—
Partnership income	712	929	368
Loss on Internet investment	—	—	(1,008)
Other—net	219	155	448

	(6,774)	(11,748)	(18,282)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	263,227	257,561	230,659

INCOME TAX PROVISION	102,708	101,685	86,462

INCOME FROM CONTINUING OPERATIONS	160,519	155,876	144,197

INCOME FROM DISCONTINUED OPERATION, NET OF INCOME TAXES	—	—	6,025

NET INCOME	$160,519	$155,876	$150,222

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$3.44	$3.36	$3.13
Income from discontinued operation	—	—	$0.13
Net income per share	$3.44	$3.36	$3.26

Diluted:
Income from continuing operations	$3.42	$3.33	$3.10
Income from discontinued operation	—	—	$0.13
Net income per share	$3.42	$3.33	$3.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,606	46,382	46,127
Diluted	46,996	46,815	46,456

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 25, 2005	December 26, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,052	$4,857
Trade receivables (less allowance of $3,032 in 2005 and $2,769 in 2004)	146,451	138,467
Other receivables	4,587	3,735
Newsprint, ink and other inventories	20,371	17,032
Deferred income taxes	18,358	18,661
Prepaid income taxes	10,520	7,265
Other current assets	9,557	13,746

	212,896	203,763
PROPERTY, PLANT AND EQUIPMENT:
Building and improvements	238,208	237,304
Equipment	548,580	520,122

	786,788	757,426
Less accumulated depreciation	(493,889)	(469,059)

	292,899	288,367
Land	53,525	53,630
Construction in progress	31,120	25,236

	377,544	367,233
INTANGIBLE ASSETS:
Identifiable intangibles-net	44,240	62,712
Goodwill-net	1,249,053	1,249,053

	1,293,293	1,311,765
PREPAID PENSION ASSETS	174,845	149,483
OTHER ASSETS	27,909	17,156

TOTAL ASSETS	$2,086,487	$2,049,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,067	$31,486
Accrued compensation	62,235	65,031
Income taxes	62	—
Unearned revenue	43,802	43,344
Carrier deposits	1,394	1,530
Other accrued liabilities	14,999	15,499

	165,559	156,890

LONG-TERM DEBT	154,200	267,200

OTHER LONG-TERM OBLIGATIONS	48,554	48,725

DEFERRED INCOME TAXES	152,583	153,581

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A—authorized 100,000,000 shares, issued 20,526,126 in 2005 and 20,200,107 in 2004	205	202
Class B—authorized 60,000,000 shares, issued 26,224,147 in 2005 and 26,264,147 in 2004	262	263
Additional paid-in capital	350,825	335,489
Retained earnings	1,217,927	1,088,679
Deferred stock compensation	(1,799)	—
Accumulated other comprehensive loss	(1,829)	(1,629)

	1,565,591	1,423,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,086,487	$2,049,400

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$160,519	$155,876	$144,197
Reconciliation to net cash provided:
Depreciation and amortization	65,769	66,532	70,139
Contribution to pension plans	(40,000)	(60,000)	(50,000)
Pension and postretirement expense	19,859	14,429	9,412
Deferred income taxes	(561)	11,331	18,313
Partnership (income) losses	(712)	(929)	(368)
Refinancing related charge	—	3,737	—
Other	3,316	3,410	7,685
Changes in certain assets and liabilities:
Trade receivables	(7,984)	(7,492)	(4,029)
Inventories	(3,339)	(1,354)	(907)
Other assets	(3,958)	2,000	(11,316)
Accounts payable	11,581	(1,148)	5,557
Accrued compensation	(2,796)	4,198	(944)
Income taxes	62	—	(4,051)
Other liabilities	(8,222)	(5,600)	(308)

Net cash provided by continuing operations	193,534	184,990	183,380

Income from discontinued operation	—	—	6,025
Changes in assets and liabilities of discontinued operation	—	—	(8,893)

Net cash used by discontinued operation	—	—	(2,868)

Net cash provided by operating activities	193,534	184,990	180,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(54,515)	(47,206)	(34,149)
Internet investment	(10,400)	—	—
Purchase of Merced Group	—	(40,984)	—
Other—net	614	580	500

Net cash used by continuing activities	(64,301)	(87,610)	(33,649)
Proceeds from sale of discontinued operation	—	—	9,785

Net cash used by investing activities	(64,301)	(87,610)	(23,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds of commercial paper	(113,000)	267,200	—
Repayment of debt	—	(347,000)	(149,000)
Payment of financing costs	—	(2,045)	—
Payment of cash dividends	(28,899)	(22,253)	(19,818)
Other—principally stock issuances	10,861	8,191	10,197

Net cash used by financing activities	(131,038)	(95,907)	(158,621)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,805)	1,473	(1,973)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,857	3,384	5,357

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,052	$4,857	$3,384

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Par Value Class A	Par Value Class B	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated other Comprehensive Losses	Total
BALANCES, DECEMBER 29, 2002	$195	$266	$313,320	$826,086		$(82,538)	$1,057,329
Income from continuing operations				144,197			144,197
Income from discontinued operation				6,025			6,025
Change in fair value of swaps						3,132
Minimum pension liability						13,250
Other						108

Other comprehensive income						16,490	16,490

Total comprehensive income							166,712
Dividends declared ($.44 per share)				(20,305)			(20,305)
Conversion of 160,000 Class B shares to Class A	2	(2)					—
Issuance of 264,704 Class A shares under stock plans	2		10,195				10,197
Tax benefit from stock plans			2,084				2,084

BALANCES, DECEMBER 28, 2003	199	264	325,599	956,003		(66,048)	1,216,017
Net income				155,876			155,876
Change in fair value of swaps						782
Minimum pension liability						63,677
Other						(40)

Other comprehensive income						64,419	64,419

Total comprehensive income							220,295
Dividends declared ($.50 per share)				(23,200)			(23,200)
Conversion of 120,000 Class B shares to Class A	1	(1)					—
Issuance of 184,096 Class A shares under stock plans	2		8,228				8,230
Tax benefit from stock plans			1,662				1,662

BALANCES, DECEMBER 26, 2004	202	263	335,489	1,088,679		(1,629)	1,423,004

Net income				160,519			160,519
Minimum pension liability						(200)

Other comprehensive income						(200)	(200)

Total comprehensive income							160,319
Dividends declared ($.67 per share)				(31,271)			(31,271)
Conversion of 40,000 Class B shares to Class A	1	(1)
Issuance of 246,019 Class A shares under stock plans	2		10,859				10,861
Issuance of 40,000 restricted Class A shares under stock plan			2,335		$(2,335)
Amortization of deferred stock compensation					536		536
Tax benefit from stock plans			2,142				2,142

BALANCES, DECEMBER 25, 2005	$205	$262	$350,825	$1,217,927	$(1,799)	$(1,829)	$1,565,591

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES

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

Acquisition—On January 7, 2004, the Company purchased the assets of the Merced Sun-Star, a daily newspaper in Merced, California and five non-daily newspapers (Merced Group) for $41.0 million in cash. The purchase included $37.2 million in intangible assets, the most significant of which was $31.0 million of goodwill. Amortization of the goodwill and other identifiable intangibles will be deductible for tax purposes. The useful lives associated with the $6.2 million of identifiable intangible assets range from eight to 17 years. See the discussion of intangibles and goodwill below. The acquisition and results of the Merced Group are included in the Company’s financial statements beginning on January 7, 2004. The results of the acquisition on the Company’s pro forma combined results of operations for the fiscal year ended December 28, 2003, or any interim period in the 2003 fiscal year (assuming the acquisition was made at the beginning of fiscal year 2003), were not material.

Discontinued operation—On June 10, 2003, the Company sold the assets of The Newspaper Network (TNN), a national sales and marketing company. The operating results of TNN included in discontinued operations in the Company’s Consolidated Statement of Income in fiscal 2003 are primarily comprised of gain on disposal, $10.2 million, less income tax provision of $4.1 million.

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

The Company provides an allowance for doubtful accounts as follows (in thousands):

	Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Balance at beginning of year	$2,769	$3,084	$4,872
Charged to costs and expenses	6,931	6,211	6,737
Amounts written off	(6,668)	(6,526)	(8,525)

Balance at end of year	$3,032	$2,769	$3,084

Inventories are stated at the lower of cost (based principally on the first-in, first-out method) or current market value.

Related party transactions—The Company owns a 13.5% interest in Ponderay Newsprint Company (“Ponderay”), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company’s share of earnings of Ponderay is reflected in income as earned. The Company’s investment in Ponderay totaled $11.0 million and $10.3 million at the end of fiscal year 2005 and 2004 respectively. These amounts are included in Other Assets on the Company’s consolidated balance sheet. The Company is required to purchase 28,400 metric tons of annual production on a “take-if-tendered” basis at prevailing market prices until the debt is repaid. The Company satisfies this obligation by direct purchase (payments made in 2005: $16,765,000, 2004: $15,378,000 and 2003: $14,381,000) or reallocation to other buyers.

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

Intangibles and goodwill consist of the unamortized excess of the cost of acquiring newspaper operations over the fair values of the newspapers’ tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers, covenants not to compete and commercial printing contracts, are amortized over three to forty years. Management annually, or more frequent if events or changes in circumstances indicate that an intangible asset might be impaired, evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of each of its newspaper operations. Based upon these reviews, no impairments of intangible assets have been incurred in fiscal 2003 through 2005.

Information regarding the Company’s identifiable assets as of December 25, 2005 and December 26, 2004 is as follows (in thousands):

		December 25, 2005
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	16 Years	$256,150	$217,009	$39,141
Other	4 Years	15,886	10,787	5,099

Identifiable intangible assets		$272,036	$227,796	$44,240

		December 26, 2004
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	16 Years	$256,150	$199,307	$56,843
Other	4 Years	15,886	10,017	5,869

Identifiable intangible assets		$272,036	$209,324	$62,712

Amortization expense was $17,908,000, $18,273,000 and $19,508,000 in fiscal 2005, 2004 and 2003, respectively. Estimated amortization expenses related to intangible assets existing as of December 25, 2005 for the five succeeding fiscal years is as follows (in thousands):

Year	Estimated Amortization Expense
2006	$7,601
2007	3,753
2008	3,743
2009	3,713
2010	3,035

Fair value of financial instruments approximates the carrying amount of cash and cash equivalents, trade receivables, accounts payable and long-term debt.

Stock-based compensation—At December 25, 2005, the Company had six stock-based compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.”

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

Had compensation costs for the Company’s stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2005	2004	2003
Net income:
As reported	$160,519	$155,876	$150,222
Add stock-based compensation included in net income, net of taxes	327	—	—
Deduct stock-based compensation under SFAS No. 123, net of taxes	(4,840)	(4,650)	(4,705)

Pro forma	$156,006	$151,226	$145,517

Earnings per common share:
As reported
Basic	$3.44	$3.36	$3.26
Diluted	$3.42	$3.33	$3.23
Pro forma
Basic	$3.35	$3.26	$3.15
Diluted	$3.32	$3.23	$3.13

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under the employee stock purchase plan, to be recognized in the financial statements based on their fair values. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The modified prospective application requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123(R) for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The Company adopted FAS123 (R) effective December 26, 2005, the first day of the 2006 fiscal year, using the modified prospective application, and expects stock option expense to reduce earnings in fiscal 2006 by approximately 12 cents per share.

Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes. See Note 3.

Comprehensive income (loss)—The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity. Such changes relate primarily to valuing its pension liabilities and interest rate protection agreements, net of tax effects.

The following table summarizes the changes in other comprehensive income (loss) (in thousands):

	Pre-Tax	Tax	After Tax
Year Ended December 25, 2005
Minimum pension liability	$(334)	$134	$(200)

	$(334)	$134	$(200)

Year Ended December 26, 2004
Minimum pension liability	$106,128	$(42,451)	$63,677
Fair value of swaps	1,303	(521)	782
Other	(67)	27	(40)

	$107,364	$(42,945)	$64,419

Year Ended December 28, 2003
Minimum pension liability	$22,083	$(8,833)	$13,250
Fair value of swaps	5,220	(2,088)	3,132
Other	180	(72)	108

	$27,483	$(10,993)	$16,490

Accumulated other comprehensive loss balances as of December 25, 2005 and December 26, 2004 relate to minimum pension liabilities.

Segment reporting—The Company’s primary business is the publication of newspapers. The Company aggregates its newspapers into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS)—Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were 531,698 in 2005, 16,786 in 2004 and 85,554 in 2003.

NOTE 2.	LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

Debt and Related Matters:

On December 25, 2005 and December 26, 2004, the Company’s debt consisted of unsecured promissory notes (commercial paper) of $154,200,000 and $267,200,000, respectively. On May 10, 2004 the Company entered into a five-year, senior unsecured revolving credit facility (Credit Agreement), which provides borrowings of up to $500 million from a syndicate of banks through May 11, 2009. The primary purpose of the Credit Agreement is to support the issuance of unsecured promissory notes under a commercial paper program of up to $500 million and for general corporate purposes.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 12.5 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s and Standard & Poor’s. A facility fee for the revolving credit ranges from 8.0 basis points to 22.5 basis points depending on the Company’s ratings, and such fees are currently at 12.5 basis points. No debt was outstanding under the Credit Agreement at December 25, 2005.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

The Company’s commercial paper outstanding at December 25, 2005 had maturities ranging from 2 days to 39 days, with interest rates ranging from 4.17% to 4.42%. The weighted average interest rate on commercial paper outstanding for fiscal 2005 was 3.34%. Because the Company’s Credit Agreement provides backup for its commercial paper, and in accordance with the Company’s ability and intent to use it for its long-term funding needs, the commercial paper is classified as long-term debt.

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

The Company currently has outstanding letters of credit totaling $7.5 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. The Company had $338.3 million of available credit under its current Credit Agreement at December 25, 2005.

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

Other long-term obligations consist of (in thousands):

	December 25, 2005	December 26, 2004
Pension obligations	$24,218	$22,373
Post retirement benefits obligation	14,436	15,140
Deferred compensation and other	9,900	11,212

Other long-term obligations	$48,554	$48,725

See Note 4 for further discussion of the Company’s pension and post-retirement obligations.

NOTE 3.	INCOME TAXES

Income tax provisions related to continuing operations consist of (in thousands):

	Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Current:
Federal	$85,383	$77,504	$59,563
State	17,886	12,849	8,585
Deferred:
Federal	(1,500)	8,695	13,988
State	939	2,637	4,326

Income tax provision	$102,708	$101,685	$86,462

The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2%	4.2%	2.2%
Amortization of intangibles	.1%	0.1%	0.1%
Other	(.3%)	0.2%	0.2%

Effective tax rate	39.0%	39.5%	37.5%

The components of deferred tax liabilities (benefits) recorded in the Company’s Consolidated Balance Sheet on December 25, 2005 and December 26, 2004 are (in thousands):

	2005	2004
Depreciation and amortization	$64,072	$73,501
Partnership losses	2,939	3,416
State taxes	19,263	18,816
Pension and post-retirement	61,285	52,977
Deferred compensation	(12,292)	(12,849)
Other	(1,042)	(941)

Deferred tax liability (net of $18,358 in 2005 and $18,661 in 2004 reported as current assets)	$134,225	$134,920

NOTE 4.	EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans), which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide the required benefits. The Company made $40.0 million in voluntary contributions to its plans in fiscal 2005 and made an additional contribution of $40.0 million in early fiscal 2006. No other contributions to those plans are currently contemplated for fiscal 2006.

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

The elements of pension costs are as follows (in thousands):

	December 25, 2005	December 26, 2004	December 28, 2003
Service Cost	$20,636	$19,418	$16,275
Interest Cost	35,419	32,616	30,214
Expected return on plan assets	(48,065)	(47,367)	(41,934)
Prior service cost amortization	499	670	632
Actuarial loss	9,224	5,955	747

Net pension expense	$17,713	$11,292	$5,934

The Company contributed $2,023,000 in 2005, $1,990,000 in 2004 and $2,024,000 in 2003 to multi-employer retirement plans.

The Company also provides or subsidizes certain life insurance benefits for employees of McClatchy Newspapers, Inc. and provides certain life insurance and retiree health care benefits for The Star Tribune Company’s employees. The elements of post-retirement expenses are as follows (in thousands):

	December 25, 2005	December 26, 2004	December 28, 2003
Service cost	$1,170	$1,151	$1,227
Interest cost	1,223	1,485	1,611
Prior service cost amortization	(640)	(113)	(113)
Actuarial loss	393	614	753

Net post-retirement benefit expense	$2,146	$3,137	$3,478

Expected benefit payments to retirees under the Company’s retirement and post-retirement plans over the next ten years are summarized below (in thousands):

	Retirement Plans	Post-retirement Plans
2006	$22,851	$2,568
2007	24,184	2,565
2008	25,768	2,707
2009	27,517	2,648
2010	29,572	2,694
2011-2015	192,465	15,672

Total	$322,357	$28,854

A reconciliation of the plans’ benefit obligations, fair value of assets, funded status and amounts recognized in the Company’s Consolidated Balance Sheet at December 25, 2005 and December 26, 2004 are as follows (in thousands):

	Retirement Plans		Post-retirement Plans
	2005	2004	2005	2004
Change in projected benefit obligations:
Beginning of year	$583,154	$527,965	$26,707	$26,156
Service cost	20,636	19,418	1,170	1,152
Interest costs	35,419	32,616	1,223	1,485
Actuarial loss	59,217	24,918	(5,429)	48
Benefits paid	(22,696)	(21,763)	(2,562)	(2,134)

End of year	675,730	583,154	21,109	26,707

Change in fair market value of assets:
Beginning of year	526,644	431,304	—	—
Return on assets	48,770	55,754	—	—
Contributions	41,391	61,348	2,562	2,134
Benefit payments	(22,696)	(21,763)	(2,562)	(2,134)

End of year	594,109	526,643	—	—

Funded status	(81,621)	(56,511)	(21,109)	(26,707)
Unrecognized net loss	230,519	181,334	7,097	9,756
Prior service costs	4,063	4,459	(2,842)	(319)

Prepaid (accrued) cost	$152,961	$129,282	$(16,854)	$(17,270)

Amounts recognized:
Prepaid benefit cost	$174,845	$149,483	—	—
Accrued benefit liability	(21,885)	(20,201)	$(16,854)	$(17,270)
Additional liability	(3,433)	(3,155)	—	—
Intangible asset	385	440	—	—
Accumulated other comprehensive income	3,049	2,715	—	—

Net amount recognized	$152,961	$129,282	$(16,854)	$(17,270)

The assets of the plans are commingled in a Master Trust and, as of December 25, 2005 and December 26, 2004, the measurement dates for the plans, assets and related target allocations are as follows (dollars in thousands):

	December 25, 2005	December 26, 2004	Target Allocation
Equity securities	$420,704	$366,034	69%
Debt securities	153,085	140,673	28%
Real estate securities	18,336	19,689	3%
Cash equivalents	1,983	248	—

Plan assets	$594,108	$526,644	100%

The Company has undertaken a review of the allocation of the plans’ assets, and, among other changes, anticipates reducing the target allocation to equities by approximately seven percentage points. These assets will likely be re-deployed among commodity funds and additional real estate securities in 2006.

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

The Company’s discount rate was determined by a review of long-term, non-callable, high quality bonds, the Moody’s Aa Corporate Bond Index, and consultation with the Company’s actuaries.

Weighted average assumptions used for valuing benefit obligations were:

	2005	2004
Retirement and Post-retirement Plans:
Discount rate in determining benefit obligation	5.5%	6.0%
Retirement Plans:
Rates of salary increase	3.6%	3.6%

Weighted average assumptions for pension and post-retirement expense were:

	2005	2004	2003
Discount rate	6.0%	6.25%	6.75%
Expected long-term return on assets	8.5%	9.0%	9.0%
Rates of salary increase	3.6%	3.6%	3.1%

The accumulated benefit obligation for all defined benefit pension plans was $591,952,000 and $511,203,000 at December 25, 2005 and December 26, 2004, respectively, compared to the fair market value of the plans’ assets of $594,109,000 and $526,643,000 on the same dates. The following table summarizes data for pension plans with accumulated benefit obligations in excess of plan assets, (in thousands):

	December 25, 2005	December 26, 2004
Projected benefit obligation	$32,461	$28,852
Accumulated benefit obligation	25,318	23,355
Fair value of plan assets	—	—

For the Star Tribune post-retirement plan, the medical cost trend rates are expected to decline from 9.0% in 2006 to 5.0% by the year 2011. For the Star Tribune’s plan (benefit obligation of $12.4 million and expense of $1.9 million), a 1.0% increase in the assumed health care cost trend rate would increase the benefit obligation and annual expense by $977,000 and $198,000, respectively. A 1.0% decrease in the assumed health care cost trend rate would decrease the benefit obligation and annual expense by $904,000 and $179,000, respectively.

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. The Company’s mandatory matching contributions to the 401(k) plans were $6,595,000 in 2005, $7,047,000 in 2004, and $6,724,000 in 2003.

NOTE 5.	CASH FLOW INFORMATION

Cash paid during the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003 for interest and income taxes were (in thousands):

	2005	2004	2003
Interest paid (net of amount capitalized)	$6,656	$8,269	$15,113
Income taxes paid (net of refunds)	$104,320	$85,601	$78,059

In addition, in fiscal 2005 the Company’s non-cash investing activity consisted of an exchange of property, plant and equipment of $4.4 million.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2008, totaling $56.1 million.

The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through December 2013. Total rental expense amounted to $6,212,000 in 2005, $6,018,000 in 2004 and $6,122,885 in 2003.

Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):

2006	$6,045
2007	4,524
2008	3,040
2009	1,925
2010	1,241
Thereafter	1,255

Total	$18,030

There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. From time to time the Company is involved as a party in various governmental proceedings, including environmental matters. Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

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

On December 25, 2005 the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s Class A common stock. The shares will be repurchased at the Company’s discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on prevailing market prices, availability, and market conditions, among other things. Purchases will occur from time to time and the Company has not set any time frame for completion of the program. No repurchases were made in fiscal 2005.

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

At December 25, 2005, the Company has six stock-based compensation plans, which are described below. The Company applied APB Opinion 25 and related interpretations in accounting for its plans in fiscal 2005 and prior years. The Company has adopted SFAS No. 123(R) for its stock plans effective December 26, 2005, the first day of fiscal 2006. See Note 1 to the consolidated financial statements.

The Company’s Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of “fair market value” (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 25, 2005, a total of 1,383,222 shares of Class A common stock have been issued under the Purchase Plan.

The Company has two stock option plans which reserve 4,062,500 Class A common shares for issuance to key employees—the 1994 and 1997 plans (“Employee Plans”). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A common stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative. The 1994 plan (which has 1,768,350 outstanding grants at December 25, 2005) expired in January 2004 and has been replaced by the 2004 stock incentive plan (see the discussion below)

The Company’s two amended and restated stock option plans for outside directors (the 1990 Stock Option Plan and the 2001 Director Plan, together the “Directors’ Plans”) provide for the issuance of up to 687,500 shares of Class A stock. Under these plans each non-employee director is granted, at the conclusion of each regular annual meeting of stockholders, an option to purchase shares of Class A common stock at fair market value on the date of the grant. In 2005, each such director was granted an option to purchase 3,000 shares of Class A common stock. Terms of the Directors’ Plans are similar to the terms of the Employee Plans.

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

In fiscal 2005, the Company awarded stock settled stock appreciation rights (SARs) in lieu of stock options. The SARs were granted at fair market value, have a ten-year term and vest in four equal annual installments beginning on March 1 following the year for which the award was made.

Outstanding options and stock appreciation rights (SARs) are summarized as follows:

	Options/ SARs	Weighted Average Exercise Price
Outstanding December 29, 2002	2,250,480	$44.07

Granted	589,500	$66.62
Exercised	(203,305)	$35.96
Forfeited	(50,625)	$42.49

Outstanding December 28, 2003	2,586,050	$49.88

Granted	515,000	$70.99
Exercised	(130,550)	$39.33
Forfeited	(51,375)	$56.99

Outstanding December 26, 2004	2,919,125	$53.95

Granted	567,500	$59.92
Exercised	(187,675)	$40.58
Forfeited	(50,250)	$65.07

Outstanding December 25, 2005	3,248,700	$55.60

Options exercisable:

December 28, 2003	785,175
December 26, 2004	1,125,375
December 25, 2005	1,447,450

The following tables summarize information about stock options and SARs outstanding in the stock plans at December 25, 2005:

Range of Exercise Prices	Options/ SARs Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$18.90 - $45.98	1,116,575	4.70	$40.32	1,006,950	$39.71
$51.59 - $60.35	1,084,500	8.39	$58.26	293,875	$57.58
$62.50 - $73.36	1,047,625	8.45	$69.13	146,625	$67.46

	3,248,700			1,447,450

Pro forma compensation costs are calculated for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	1.22	0.74	0.65
Expected life in years	5.1	5.2	5.2
Volatility	.16	.14	.16
Risk-free interest rate	4.40%	3.61%	3.07%
Weighted average fair value of options/SARs granted	$12.08	$13.62	$13.05

NOTE 8.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company’s business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the holiday seasons. The first quarter is historically the weakest quarter for revenues and profits. The Company’s quarterly results are summarized as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Net revenues	$280,927	$302,756	$292,617	$309,815
Operating income	55,502	75,244	64,199	75,056
Net income	32,335	44,164	38,639	45,381
Net income per common share—diluted	0.69	0.94	0.82	0.97

2004
Net revenues	$272,283	$296,270	$286,672	$308,151
Operating income	51,799	72,126	65,697	79,687
Net income	28,929	40,095	39,072	47,780
Net income per common share—diluted	0.62	0.86	0.83	1.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that time to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our last fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The McClatchy Company (“Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s financial statements presented in accordance with generally accepted accounting principles in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 25, 2005.

The McClatchy Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 24.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions “Nominees for Class A Directors,” “Nominees for Class B Directors” and “Other Executive Officers” under the heading “Election of Directors” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

In addition, the names of each member of the Company’s standing Audit Committee contained under the caption “Audit Committee” under the heading “Corporate Governance and Board Matters” in the Proxy Statement are incorporated herein by reference.

Audit Committee Financial Experts—The Board of Directors of McClatchy has determined that S. Donley Ritchey, Chair of the Audit Committee, and Leroy Barnes, Audit Committee member, are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Codes of Conduct—The Board of Directors of McClatchy has adopted a Code of Ethics for Senior Officers for the Company’s senior financial and accounting officers and the CEO. In addition, the Board has adopted a Code of Business Conduct and Ethics for all officers, directors and employees. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Officers are available on the Company’s website at www.mcclatchy.com and are also available in print to any shareholder requesting copies. The Company will disclose on its website when there have been any waivers of, or amendments to, the Code of Ethics for Senior Officers.

Corporate Government Guidelines—The Board of Directors of McClatchy has adopted Corporate Governance Guidelines which are available on the Company’s website at www.mcclatchy.com. The Guidelines are also available in print to any shareholder requesting a copy.

Policy Regarding Director Recommendations by Security Holders—Information contained under the caption “Consideration of Director Nominees” under the heading “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.

Section 16(a) Beneficial Ownership—Information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)&(2)	Financial Statements and Financial Statement Schedules filed as a part of this Report are listed in the Index to Financial Statements and Financial Statement Schedules on page 23 hereof.

(3)	Exhibits filed as part of this Report are listed in the Exhibit Index beginning on Page 47 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McClatchy Company

By:	/s/ GARY B. PRUITT
Gary B. Pruitt, Chairman, President and Chief Executive Officer

Date	February 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ GARY B. PRUITT
Gary B. Pruitt, Chairman of the Board, President, Chief Executive Officer and Director

Date:	February 23, 2006

Principal Financial Officer:

By:	/s/ PATRICK J. TALAMANTES
Patrick J. Talamantes, Vice President, Finance and Chief Financial Officer

Date:	February 23, 2006

Principal Accounting Officer:

By:	/s/ LAWRENCE D. EDGAR
Lawrence D. Edgar, Controller

Date:	February 23, 2006

Directors:

By:	/s/ ELIZABETH BALLANTINE
Elizabeth Ballantine, Director

Date:	February 23, 2006

By:	/s/ LEROY T. BARNES, JR.
Leroy T. Barnes, Jr., Director

Date:	February 23, 2006

By:	/s/ WILLIAM K. COBLENTZ
William K. Coblentz, Director

Date:	February 23, 2006

By:	/s/ MOLLY MALONEY EVANGELISTI
Molly Maloney Evangelisti, Director

Date:	February 23, 2006

Directors (continued):

By:	/s/ R. LARRY JINKS
R. Larry Jinks, Director

Date:	February 23, 2006

By:	/s/ JOAN F. LANE
Joan F. Lane, Director

Date:	February 23, 2006

By:	/s/ BROWN MCCLATCHY MALONEY
Brown McClatchy Maloney, Director

Date:	February 23, 2006

By:	/s/ KEVIN MCCLATCHY
Kevin McClatchy, Director

Date:	February 23, 2006

By:	/s/ WILLIAM MCCLATCHY
William McClatchy, Director

Date:	February 23, 2006

By:	/s/ THEODORE REED MITCHELL
Theodore Reed Mitchell, Director

Date:	February 23, 2006

By:	/s/ S. DONLEY RITCHEY, JR.
S. Donley Ritchey, Jr., Director

Date:	February 23, 2006

By:	/s/ FREDERICK R. RUIZ
Frederick R. Ruiz, Director

Date:	February 23, 2006

By:	/s/ MAGGIE WILDEROTTER
Maggie Wilderotter, Director

Date:	February 23, 2006

TABLE OF EXHIBITS

Exhibit	Description
3.1*	The Company’s Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company’s 1997 Form 10-K.

3.2*	The Company’s By-laws as amended as of July 1, 2005, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on May 23, 2005.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1*	Ponderay Newsprint Company Partnership Agreement dated as of September 12, 1985 between Lake Superior Forest Products, Inc., Central Newsprint Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper Company included in Exhibit 10.10 to McClatchy Newspapers, Inc. Registration Statement No. 33-17270 on Form S-1.

10.2*	Credit Agreement dated May 10, 2004 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

**10.3*	Executive Performance Plan included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.

**10.4*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 31, 2000.

**10.5*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Report on Form 8-K filed May 23, 2005.

**10.6*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s 2001 Form 10-K.

**10.7*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Form 10-K.

**10.8*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.9*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s 2002 Report on Form 10-K.

**10.10*	The Company’s Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company’s 2004 Report on Form 10-K.

**10.11*	The Company’s 2004 Stock Incentive Plan included as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

**10.12*	Form of the Company’s Director Option Agreement included as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.13*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.14*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005.

Exhibit	Description
**10.15*	The Company’s Amended and Restated Chief Executive Bonus Plan included as Exhibit 10.12 to the Company’s Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.16*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003 included as Exhibit 10.10 to the Company’s 2003 Form 10-K.

10.17*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

21*	Subsidiaries of the Company included as Exhibit 21 to the Company’s report on Form 10Q for the quarter ending June 26, 2005.

23	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors