Form 10-Q/A
period 2006-03-26
MCCLATCHY CO
filed 2006-05-10
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

916-321-1846

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒         Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 1, 2006:

Class A Common Stock	20,641,840
Class B Common Stock	26,192,397

Explanatory Note

The McClatchy Company is filing this Amendment No. 1 to Form 10-Q to make corrections to the formatting of certain tables and to correct typographical errors to the certifications pursuant to Exchange Act Rule 13a-14(a). There have been no changes from the original Form 10-Q other than as described above. This amendment does not otherwise update information in the Original Filing. Pursuant to Rule 12b-15, currently dated certifications of the Chief Executive Officer and the Chief Financial Officer are provided.

THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE MCCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands)

	March 26, 2006	December 25, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,458	$3,052
Trade receivables (less allowance of $3,307 in 2006 and $3,032 in 2005)	129,917	146,451
Other receivables	3,364	4,587
Newsprint, ink and other inventories	22,878	20,371
Deferred income taxes	18,851	18,358
Prepaid income taxes	4	10,520
Other current assets	12,858	9,557

	191,330	212,896
PROPERTY, PLANT AND EQUIPMENT:
Building and improvements	238,593	238,208
Equipment	551,653	548,580

	790,246	786,788

Less accumulated depreciation	(502,282)	(493,889)

	287,964	292,899
Land	53,525	53,525
Construction in progress	37,539	31,120

	379,028	377,544
INTANGIBLE ASSETS:
Identifiable intangibles –net	40,169	44,240
Goodwill-net	1,249,053	1,249,053

	1,289,222	1,293,293

PREPAID PENSION ASSETS	209,716	174,845
OTHER ASSETS	35,277	27,909

TOTAL ASSETS	$2,104,573	$2,086,487

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands)

	March 26, 2006	December 25, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$35,138	$43,067
Accrued compensation	54,471	62,235
Income taxes	9,901	62
Unearned revenue	46,806	43,802
Carrier deposits	1,407	1,394
Other accrued liabilities	16,162	14,999

	163,885	165,559

LONG-TERM DEBT	153,300	154,200

OTHER LONG-TERM OBLIGATIONS	47,814	48,554

DEFERRED INCOME TAXES	150,500	152,583

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A - authorized 100,000,000 shares, issued 20,618,579 in 2006 and 20,526,126 in 2005	206	205
Class B - authorized 60,000,000 shares, issued 26,197,397 in 2006 and 26,224,147 in 2005	262	262
Additional paid-in capital	353,208	350,825
Retained earnings	1,237,227	1,217,927
Deferred compensation	—	(1,799)
Accumulated other comprehensive loss	(1,829)	(1,829)

	1,589,074	1,565,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,104,573	$2,086,487

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 26, 2006	March 27, 2005
REVENUES - NET:
Advertising	$237,089	$233,898
Circulation	39,548	41,397
Other	5,367	5,632

	282,004	280,927
OPERATING EXPENSES:
Compensation	127,045	122,118
Newsprint and supplements	38,231	36,443
Depreciation and amortization	16,017	16,350
Other operating expenses	53,088	50,514

	234,381	225,425

OPERATING INCOME	47,623	55,502

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(2,100)	(2,012)
Partnership income	415	106
Other - net	—	89

	(1,685)	(1,817)

INCOME BEFORE INCOME TAX PROVISION	45,938	53,685

INCOME TAX PROVISION	18,211	21,350

NET INCOME	$27,727	$32,335

NET INCOME PER COMMON SHARE:
Basic:	$0.59	$0.69
Diluted:	$0.59	$0.69

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,735	46,541
Diluted	46,974	46,977

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 26, 2006	March 27, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$27,727	$32,335
Reconciliation to net cash provided:
Depreciation and amortization	16,017	16,350
Contribution to pension plans	(40,000)	(40,000)
Pension and postretirement expense	6,557	5,182
Stock compensation expense	2,281	122
Deferred income taxes	(2,576)	(3,587)
Partnership income	(415)	(106)
Other	100	986
Changes in certain assets and liabilities:
Trade receivables	16,534	17,349
Inventories	(2,507)	(2,466)
Other assets	1,484	4,769
Accounts payable	(9,333)	(3,791)
Accrued compensation	(7,764)	(11,931)
Income taxes	9,839	15,986
Other liabilities	2,001	(592)

Net cash provided by operating activities	19,945	30,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,209)	(16,850)
Other - net	83	48

Net cash used by investing activities	(12,126)	(16,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of commercial paper	(77,900)	(13,800)
Net proceeds from revolver debt	77,000	—
Payment of cash dividends	(8,415)	(6,041)
Other - principally stock issuances	1,902	3,164

Net cash used by financing activities	(7,413)	(16,677)

NET CHANGE IN CASH AND CASH EQUIVALENTS	406	(2,873)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,052	4,857

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,458	$1,984

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$270	$845
Interest (net of capitalized interest)	$1,826	$1,844

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

	Par Value		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total
	Class A	Class B
BALANCES, DECEMBER 25, 2005	$205	$262	$350,825	$1,217,927	$(1,799)	$(1,829)	$1,565,591
Net income				27,727			27,727
Dividends declared ($.18 share)				(8,427)			(8,427)
Conversion of 26,750 Class B shares to Class A							—
Issuance of 65,703 Class A shares under stock plans	1		1,739				1,740
Impact of SFAS 123R adoption			(1,799)		1,799		—
Stock compensation expense			2,281				2,281
Tax benefit from stock plans			162				162

BALANCES, MARCH 26, 2006	$206	$262	$353,208	$1,237,227	$—	$(1,829)	$1,589,074

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring items) to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.

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

Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company (“Ponderay”), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company’s share of earnings of Ponderay is reflected in income as earned. The Company is required to purchase 28,400 metric tons of annual production on a “take-if-tendered” basis at prevailing market prices until the partnership’s debt is repaid. The Company satisfies this obligation by direct purchase (payments made in the first three months of fiscal 2006 and 2005: $4,512,000 and $4,060,000, respectively) or reallocation to other buyers.

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

Information regarding the Company’s identifiable intangible assets are as follows (in thousands):

	Average Useful Life		March 26, 2006
			Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	23 Years	(1)	$256,150	$220,915	$35,235
Other	4 Years		15,886	10,952	4,934

Identifiable intangible assets			$272,036	$231,867	$40,169

	Average Useful Life	December 25, 2005
		Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	16 Years	$256,150	$217,009	$39,141
Other	4 Years	15,886	10,787	5,099

Identifiable intangible assets		$272,036	$227,796	$44,240

(1)	The change in average useful life in the advertising and subscriber lists to 23 years from 16 years relates to a certain advertising list that was fully amortized at the end of the first fiscal quarter 2006.

Amortization expense was $3,944,000 for the three months ended March 26, 2006 and was $4,488,000 for the three months ended December 25, 2005. The remaining amortization expense for fiscal 2006 and for the five succeeding fiscal years is as follows (in thousands):

Year	Estimated Amortization Expense
2006 (remaining)	$3,657
2007	3,753
2008	3,743
2009	3,713
2010	3,035
2011	2,835

Stock-based compensation – The Company adopted SFAS123R effective December 26, 2005, the first day of the 2006 fiscal year, using the modified prospective application. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock and purchases under the employee stock purchase plan (ESPP), to be recognized in the financial statements based on their fair values. The modified prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. At March 26, 2006, the Company had six stock-based compensation plans. Total stock-based compensation expense was $2.3 million for the first fiscal quarter of 2006.

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

During the first fiscal quarter of 2005, if compensation costs for the Company’s stock-based compensation plans had been determined based upon the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts).

Three Months Ended March 27, 2005
Net Income:
As reported:	$32,335
Add stock-based compensation included in net income, net of income taxes	73
Deduct stock-based compensation under fair-value method for all awards, net of income taxes	(1,440)

Pro forma	$30,968

Earnings per common share:
As reported:
Basic	$.69
Diluted	$.69
Pro forma:
Basic	$.67
Diluted	$.66

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

NOTE 2. PROPOSED ACQUISITION OF KNIGHT-RIDDER, INC. (“KNIGHT RIDDER”)

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

Knight Ridder publishes 32 daily newspapers in 29 U.S. markets, with a circulation of 3.4 million daily and 4.5 million Sunday. Knight Ridder has websites in all of its markets and a variety of investments in internet and technology companies, publishes a growing portfolio of targeted publications and maintains investments in two newsprint companies. Knight Ridder’s internet operation develops and manages the company’s online properties. It is the founder and operator of Real Cities (www.RealCities.com), the largest national network of city and regional websites in more than 110 U.S. markets.

In conjunction with the transaction, the Company intends to divest 12 Knight Ridder newspapers, mainly located in cities that do not fit the company’s longstanding acquisition criteria, chiefly involving growing markets. The largest are the Philadelphia Inquirer and San Jose Mercury News. Others included Knight Ridder’s other Philadelphia paper, the Daily News; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN). The St. Paul Pioneer Press (MN) is to be sold due to anticipated antitrust concerns involving McClatchy’s Star Tribune (MN).

On April 26, 2006, the Company announced a definitive agreement with MediaNews Group, Inc. (MediaNews) and The Hearst Corporation (Hearst) under which the companies will pay McClatchy $1.0 billion in cash to acquire four newspapers. MediaNews will purchase two northern California papers, the San Jose Mercury News and Contra Costa Times, and Hearst will acquire the Monterey (CA) Herald, and the St. Paul Pioneer Press in St. Paul, Minnesota. The parties intend to close the transaction within roughly the same time frame as the close of McClatchy’s Knight Ridder acquisition.

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

The elements of pension costs are as follows (in thousands):

	Three Months Ended
	March 26, 2006	March 27, 2005
Service cost	$6,055	$5,022
Interest cost	9,385	8,608
Expected return on plan assets	(13,092)	(11,574)
Prior service cost amortization	115	165
Actuarial loss	3,538	2,115

Net pension expense	$6,001	$4,336

The Company also provides or subsidizes certain retiree health care and life insurance benefits with two plans, one for employees of McClatchy Newspapers, Inc. and one for employees of The Star Tribune Company. The elements of post-retirement expenses are as follows (in thousands):

	Three Months Ended
	March 26, 2006	March 27, 2005
Service cost	$319	$313
Interest cost	288	397
Prior service cost amortization	(157)	(29)
Actuarial loss	106	165

Net post-retirement expense	$556	$846

NOTE 4. COMMON STOCK AND STOCK PLANS

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

Outstanding options and stock appreciation rights (SARs) are summarized as follows:

	Options/ SARs	Weighted Average Exercise Price
Outstanding December 25, 2005	3,248,700	$55.60
Granted	3,000	$55.27
Exercised	(25,500)	$38.27
Forfeited	(26,250)	$64.45

Options outstanding March 26, 2006	3,199,950	$55.67

Options exercisable March 26, 2006	1,921,200	$50.09

The following table summarizes information about stock options and SARs outstanding in the stock plans at March 26, 2006:

Range of Exercise Prices	Options/ SARs Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$18.90 - $45.98	1,091,075	4.45	$40.37	1,091,075	$40.37
$51.59 - $60.35	1,076,000	8.15	$58.26	427,500	$57.55
$62.50 - $73.36	1,032,875	8.20	$69.13	402,625	$68.52

	3,199,950			1,921,200

The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life for shares granted in fiscal 2006, and for a one-year look back period for shares granted prior to fiscal 2006, ending on the day of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company owns and publishes 28 newspapers in four regions of the country – California, Minnesota, the Carolinas and the Northwest (Alaska and Washington). The Company’s newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company supplements its newspaper publishing with an array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its daily newspaper markets offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, an interactive media operation that provides newspapers with content, publishing tools and software development.

The Company’s primary source of revenue is advertising, which accounts for roughly 85% of the Company’s revenue. While percentages vary from year to year, and from newspaper to newspaper, retail advertising carried as a part of newspapers (“run-of-press” or “ROP” advertising) or in advertising inserts placed in newspapers (preprint advertising), generally contributes roughly 40% of advertising revenues at the Company’s newspapers. Recent trends have been for certain national or regional retailers to use greater preprint advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising (including online classified advertising), primarily in automotive, employment and real estate categories, generally contributes about 45% of advertising revenue and national advertising generally contributes about 10% of total advertising. Direct marketing and other advertising make up the remainder of the Company’s advertising revenues. Circulation revenues contribute roughly 15% of the Company’s newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See the following Results of Operations for a discussion of the Company’s revenue performance and contribution by categories for the first fiscal quarter of fiscal 2006 and 2005.

Recent Trends and Events

Proposed Acquisition of Knight-Ridder, Inc. (“Knight Ridder”)

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

Knight Ridder publishes 32 daily newspapers in 29 U.S. markets, with a circulation of 3.4 million daily and 4.5 million Sunday. Knight Ridder has websites in all of its markets and a variety of investments in internet and technology companies, publishes a growing portfolio of targeted publications and maintains investments in two newsprint companies. Knight Ridder’s internet operation develops and manages the company’s online properties. It is the founder and operator of Real Cities (www.RealCities.com), the largest national network of city and regional websites in more than 110 U.S. markets.

In conjunction with the transaction, the Company intends to divest 12 Knight Ridder newspapers, mainly located in cities that do not fit the company’s longstanding acquisition criteria, chiefly involving growing markets. The largest are the Philadelphia Inquirer and San Jose Mercury News. Others included Knight Ridder’s other Philadelphia paper, the Daily News; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN). The St. Paul Pioneer Press (MN) is to be sold due to anticipated anti trust concerns involving McClatchy’s Star Tribune (MN).

On April 26, 2006, the McClatchy Company announced a definitive agreement with MediaNews Group, Inc. (MediaNews) and The Hearst Corporation (Hearst) under which the companies will pay McClatchy $1.0 billion in cash to acquire four newspapers. MediaNews will purchase two northern California papers, the San Jose Mercury News and Contra Costa Times, and Hearst will acquire the Monterey (CA) Herald, and the St. Paul Pioneer Press in St. Paul, Minnesota. The parties intend to close the transaction within roughly the same time frame as the close of McClatchy’s Knight Ridder acquisition.

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

Operating Expenses:

The Company implemented Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), in the first quarter of 2006. As a result, 2006 earnings include $2.3 million of stock-based compensation expense, or three cents per share.

The Company incurred three newsprint price increases in fiscal 2005, and one newsprint price increase has been announced for the first fiscal quarter of 2006. However, the ultimate amount and timing of any price increase is uncertain at this time. Through the first fiscal quarter of 2006, newsprint prices were 12.6% higher than in the fiscal quarter of 2005. Newsprint pricing is dependent on global demand and supply for newsprint. All other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by three cents annually. The impact of newsprint price increases on the Company’s expenses is discussed under “Results of Operations”.

The Company’s fringe benefit costs increased 8.0% over the first fiscal quarter of 2005 due primarily to higher retirement expenses. With regard to the Company’s retirement expenses, historically low long-term interest rates caused the Company to use a 5.5% discount rate to calculate its pension and post-retirement expenses in fiscal 2006 compared to a 6.0% rate used in fiscal 2005. The lower discount rate has contributed to the increase in the Company’s pension and post-retirement expense in fiscal 2006 compared to fiscal 2005. The Company contributed $40.0 million to its pension plans in first fiscal quarter of 2006, and expects this contribution to partially offset these increases.

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

The following table summarizes the Company’s revenues by category for the first fiscal quarter of 2006 compared to the first fiscal quarter of 2005 (in thousands):

	Fiscal Quarter Ended		% Change
	March 26, 2006	March 27, 2005
Advertising:
Retail	$93,475	$94,456	-1.0%
National	23,123	24,389	-5.2%
Classified:
Automotive	24,006	29,210	-17.8%
Employment	37,959	36,154	5.0%
Real estate	34,273	26,970	27.1%
Other	9,669	9,730	-0.6%

Total classified	105,907	102,064	3.8%
Direct marketing and other	14,584	12,989	12.3%

Total advertising	237,089	233,898	1.4%
Circulation	39,548	41,397	-4.5%
Other	5,367	5,632	-4.7%

Total Revenues	$282,004	$280,927	0.4%

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes the first fiscal quarter of 2006 revenues at its newspapers’ operations by region with quarter-over-quarter changes (in thousands):

	California		Minnesota		Carolinas		Northwest
	Revenues	% Change	Revenues	% Change	Revenues	% Change	Revenues	% Change
Revenues
Advertising	$96,220	5.9%	$70,756	-2.3%	$38,236	0.3%	$31,877	-2.1%
Circulation	11,958	-6.4%	15,785	-3.9%	5,919	-2.5%	5,886	-3.8%
Other	1,310	-2.3%	1,002	7.3%	1,362	-3.7%	1,380	-17.0%

Total	$109,488	4.3%	$87,543	-2.5%	$45,517	-0.2%	$39,143	-2.9%

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

The Company recorded $415,000 as its share of Ponderay’s income for the first fiscal quarter of 2006 compared to $106,000 of income in the first fiscal quarter of 2005.

Income Taxes:

The Company’s effective income tax rate was 39.6% for the first fiscal quarter of 2006 compared to 39.8% in the first fiscal quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $3.5 million at March 26, 2006. The Company generated $19.9 million of cash from operating activities in first fiscal quarter of 2006 after the voluntary contribution of $40 million to its pension plans (discussed below). The largest investing uses of cash for first fiscal quarter of 2006 were to purchase property, plant and equipment, while the financing use was to pay dividends. Proceeds from issuing Class A stock under employee stock plans totaled $1.7 million.

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

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 29.5 basis points to 77.5 basis points plus a utilization fee of 15.0 basis points if borrowings exceed $250 million. Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s. A facility fee for the revolving credit ranges from 8.0 basis points to 22.5 basis points depending on the Company’s ratings, and such fees are currently at 15.0 basis points. At March 26, 2006, debt under the Credit Agreement was $77.0 million.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) of 4:1.

On March 29, 2006 Moody’s reduced its rating on the Company’s commercial paper program to “A-3” from “A-2” and its long-term rating to “Baa3” from “Baa1” in anticipation of the acquisition of Knight Ridder successfully closing. Standard and Poor’s has retained its rating on the Company’s commercial paper at “P-2” and its long-term rating at “BBB+” until the acquisition closes. See the discussion below for indicated ratings on the Company’s new facility.

The Company’s commercial paper outstanding at March 26, 2006 totaled $76.3 million and had maturities of four to 16 days, with interest rates ranging from 4.61% to 4.76%. The weighted average interest rate on commercial paper outstanding for first fiscal quarter of 2006 was 4.69%. In anticipation of being placed on credit watch by the rating agencies after its March 13, 2006 announcement of the agreement to acquire Knight Ridder, the Company began refinancing its commercial paper with its revolver as it matured. As of May 1, 2006 all debt outstanding is revolving bank debt.

The Company intends to use the $500 million of borrowing capacity under its back-up Credit Agreement, along with its operating cash flow, to meet its short-term liquidity needs. The amount of outstanding debt will fluctuate at any given point in time depending on the current liquidity needs of the Company and cash generated from operations. The Company considers these fluctuations in its outstanding borrowings to be in the normal course of business and to be not material to its financial position, given its borrowing capacity of $500 million under the Credit Agreement. The Company intends to refinance its revolving credit facility with the new facility in connection with the Knight Ridder acquisition as discussed below.

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

In connection with the proposed acquisition of Knight Ridder (see Proposed Acquisition of Knight-Ridder, Inc.), the Company will finance this transaction with a $3.75 billion bank debt facility. The Company has received commitments from Bank of America, N.A. and JPMorgan Chase Bank, N.A. to underwrite the financing for the purchase. The Company is in the process of syndicating a $3.75 billion senior unsecured credit facility. The facility will consist of a $1 billion five-year revolving credit facility, $2.2 billion five-year Term A loan facility and $550 million two-year bridge facility. Both the Term A loan and the revolver are due at the end of the five-year period with no required amortization during the term. Standard and Poor’s has rated the facilities “BBB,” the same as the corporate credit rating that will be assigned upon closing of the Knight Ridder acquisition. Moody’s has rated the facility “Ba1.” Under the structure of the proposed facilities, the Company anticipates paying interest at LIBOR plus 75.0 basis points on outstanding debt.

Contractual Obligations:

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2008, totaling approximately $46.2 million.

Significant changes in the Company’s contractual obligations since year-end 2005 include the payment of pension obligations for its qualified plans through the voluntary $40.0 million contribution and payments on purchase obligations throughout the year. Pension obligations for non-qualified plans were $26.0 million as of March 26, 2006; while the qualified plans have a $209.7 million prepaid balance in prepaid pension assets as of March 26, 2006

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease the Company’s annual results of operations by $200,000 to $400,000, less than one cent per share.

See the discussion at “Recent Trends and Events – Operating Expenses” for the impact of market changes on the Company’s newsprint and pension costs.

Item 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including the CEO and CFO, concluded at that time that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports it files or submits, under the Securities Exchange Act of 1934, is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 1A. Risk Factors That Could Affect Operating Results

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company’s actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about litigation, advertising revenues, return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, stock option expenses, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; impact of any litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers or other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive action by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both retail and classified advertising; and other factors, many of which are beyond our control.

Risks Associated With The Proposed Acquisition of Knight Ridder:

The pending acquisition of Knight Ridder could disrupt our business and harm our financial condition if we are not able to successfully integrate the acquired businesses or if expected benefits of the combination do not materialize.

We recently entered into a merger agreement to acquire Knight Ridder, Inc. in an acquisition valued at approximately $6.5 billion at signing. There is no assurance that conditions to completion of the merger will be satisfied, including Knight Ridder shareholder approval and the necessary regulatory approvals, or that the merger will be consummated. This transaction, if consummated, will dilute our existing stockholders’ percentage ownership. We entered into the merger agreement with the expectation that the merger will result in benefits to us, including the realization of certain synergies. These benefits may not be fully realized, particularly if we fail to effectively manage the acquisition and integration of Knight Ridder. As part of the merger, we intend to divest 12 Knight Ridder newspapers. We may not be able to sell these newspapers at favorable prices, at all, or in a timely manner, in which case some of the expected benefits of the merger may not be fully realized. If we fail to realize any of the anticipated benefits of the merger, it could have a material adverse effect on our business, financial condition and results of operations following the merger.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

On September 25, 2005 the Company’s Board of Directors authorized the repurchase of up to $200 million of its Class A common stock. The shares will be repurchased at the Company’s discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on prevailing market prices, availability, and market conditions, among other things. Purchases will occur from time to time and the Company has not set any time frame for completion of the program. No repurchases were made in the first quarter of 2006. In light of the restrictions contained in the Company’s definitive agreement to acquire Knight Ridder (see Proposed Acquisition of Knight-Ridder, Inc. above), the Company does not expect to repurchase shares in the near term.

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

The McClatchy Company
Registrant

May 10, 2006	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer

May 10, 2006	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description
2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated March 18, 1998, included as Exhibit 3.1 in the Company’s 1997 Form 10-K.

3.2*	The Company’s By-laws as amended as of July 1, 2005, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on May 23, 2005.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1*	Ponderay Newsprint Company Partnership Agreement dated as of September 12, 1985 between Lake Superior Forest Products, Inc., Central Newsprint Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper Company included in Exhibit 10.10 to McClatchy Newspapers, Inc. Registration Statement No. 33-17270 on Form S-1.

10.2*	Credit Agreement dated May 10, 2004 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

**10.3*	Executive Performance Plan included in Exhibit 10.13 to McClatchy Newspapers, Inc. 1989 Report on Form 10-K.

**10.4*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 31, 2000.

**10.5*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Report on Form 8-K filed May 23, 2005.

**10.6*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s 2001 Form 10-K.

**10.7*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Form 10-K.

**10.8*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.13*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.14*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005.

**10.15*	The Company’s Amended and Restated Chief Executive Bonus Plan included as Exhibit 10.12 to the Company’s Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.16*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003 included as Exhibit 10.10 to the Company’s 2003 Form 10-K.

10.17*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

21*	Subsidiaries of the Company included as Exhibit 21 to the Company’s report on Form 10Q for the quarter ending June 26, 2005.

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors