Form 10-Q
period 2006-06-25
MCCLATCHY CO
filed 2006-07-27
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 25, 2006

or

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (check one):    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of July 26, 2006, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock        55,671,293

Class B Common Stock        26,177,397

THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE MCCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands)

	June 25, 2006	December 25, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,899	$3,052
Trade receivables (less allowance of $3,560 in 2006 and $3,032 in 2005)	137,363	146,451
Other receivables	3,541	4,587
Newsprint, ink and other inventories	20,668	20,371
Deferred income taxes	19,345	18,358
Prepaid income taxes	180	10,520
Other current assets	10,321	9,557

	197,317	212,896

PROPERTY, PLANT AND EQUIPMENT:
Building and improvements	238,785	238,208
Equipment	562,704	548,580

	801,489	786,788

Less accumulated depreciation	(512,173)	(493,889)

	289,316	292,899
Land	53,534	53,525
Construction in progress	36,488	31,120

	379,338	377,544
INTANGIBLE ASSETS:
Identifiable intangibles -net	38,546	44,240
Goodwill-net	1,249,053	1,249,053

	1,287,599	1,293,293

PREPAID PENSION ASSETS	204,536	174,845
OTHER ASSETS	40,936	27,909

TOTAL ASSETS	$2,109,726	$2,086,487

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands)

	June 25, 2006	December 25, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,362	$43,067
Accrued compensation	59,000	62,235
Income taxes	24,879	62
Unearned revenue	45,970	43,802
Carrier deposits	1,391	1,394
Other accrued liabilities	16,098	14,999

	176,700	165,559

LONG-TERM DEBT	109,000	154,200

OTHER LONG-TERM OBLIGATIONS	49,227	48,554

DEFERRED INCOME TAXES	147,294	152,583

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A - authorized 100,000,000 shares, issued 20,661,215 in 2006 and 20,526,126 in 2005	207	205
Class B - authorized 60,000,000 shares, issued 26,177,397 in 2006 and 26,224,147 in 2005	262	262
Additional paid-in capital	355,933	350,825
Retained earnings	1,272,932	1,217,927
Deferred compensation	—	(1,799)
Accumulated other comprehensive loss	(1,829)	(1,829)

	1,627,505	1,565,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,109,726	$2,086,487

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
REVENUES - NET:
Advertising	$258,900	$255,550	$495,989	$489,448
Circulation	39,255	41,044	78,803	82,441
Other	6,079	6,162	11,446	11,794

	304,234	302,756	586,238	583,683

OPERATING EXPENSES:
Compensation	122,685	119,648	249,730	241,766
Newsprint and supplements	39,653	39,140	77,884	75,583
Depreciation and amortization	13,639	16,389	29,656	32,739
Other operating expenses	53,990	52,335	107,078	102,849

	229,967	227,512	464,348	452,937

OPERATING INCOME	74,267	75,244	121,890	130,746

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(1,638)	(2,035)	(3,738)	(4,047)
Partnership income	516	35	931	141
Other - net	(38)	78	(38)	167

	(1,160)	(1,922)	(2,845)	(3,739)

INCOME BEFORE INCOME TAX PROVISION	73,107	73,322	119,045	127,007

INCOME TAX PROVISION	28,971	29,158	47,182	50,508

NET INCOME	$44,136	$44,164	$71,863	$76,499

NET INCOME PER COMMON SHARE:
Basic:	$0.94	$0.95	$1.54	$1.64
Diluted:	$0.94	$0.94	$1.53	$1.63

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	46,771	46,629	46,753	46,585
Diluted	46,985	47,019	47,028	46,998

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	June 25, 2006	June 26, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,863	$76,499
Reconciliation to net cash provided:
Depreciation and amortization	29,656	32,739
Contribution to pension plans	(40,000)	(40,000)
Pension and postretirement expense	13,640	9,937
Stock compensation expense	4,078	297
Deferred income taxes	(6,276)	(4,522)
Partnership income	(931)	(141)
Other	199	1,713
Changes in certain assets and liabilities:
Trade receivables	9,088	5,615
Inventories	(297)	(2,156)
Other assets	(1,475)	5,318
Accounts payable	(15,816)	(1,956)
Accrued compensation	(3,235)	(8,027)
Income taxes	24,817	23,161
Other liabilities	591	(1,966)

Net cash provided by operating activities	85,902	96,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,058)	(21,844)
Other - net	214	353

Net cash used by investing activities	(23,844)	(21,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of commercial paper	(154,200)	(70,600)
Net proceeds from revolver debt	109,000	—
Payment of cash dividends	(16,842)	(12,096)
Other - principally stock issuances	2,831	6,475

Net cash used by financing activities	(59,211)	(76,221)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,847	(1,201)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,052	4,857

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,899	$3,656

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$18,120	$23,170
Interest (net of capitalized interest)	$2,719	$3,525

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

	Par Value		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total
	Class A	Class B
BALANCES, DECEMBER 25, 2005	$205	$262	$350,825	$1,217,927	$(1,799)	$(1,829)	$1,565,591
Net income				71,863			71,863
Dividends declared ($.18 share)				(16,858)			(16,858)
Issuance of 88,339 Class A shares under stock plans	2		2,648				2,650
Impact of SFAS 123R adoption			(1,799)		1,799		—
Stock compensation expense			4,078				4,078
Tax benefit from stock plans			181				181

BALANCES, JUNE 25, 2006	$207	$262	$355,933	$1,272,932	$—	$(1,829)	$1,627,505

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The McClatchy Company (“the Company”) and its subsidiaries are engaged primarily in the publication of newspapers located in California, Minnesota, the Northwest (Washington and Alaska) and the Carolinas.

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

Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company (“Ponderay”), a general partnership, which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company’s share of earnings of Ponderay is reflected in income as earned. The Company is required to purchase 28,400 metric tons of annual production on a “take-if-tendered” basis at prevailing market prices until the partnership’s debt is repaid. The Company satisfies this obligation by direct purchase (payments made in the first six months of fiscal 2006 and 2005: $8,815,926 and $7,964,000, respectively) or reallocation to other buyers.

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

Information regarding the Company’s identifiable intangible assets is as follows (in thousands):

		June 25, 2006
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	23 Years (1)	$256,150	$222,383	$33,767
Other	4 Years	15,886	11,107	4,779

Identifiable intangible assets		$272,036	$233,490	$38,546

		December 25, 2005
	Average Useful Life	Carrying Amount	Accumulated Amortization	Net
Advertiser and subscriber lists	16 Years (1)	$256,150	$217,009	$39,141
Other	4 Years	15,886	10,787	5,099

Identifiable intangible assets		$272,036	$227,796	$44,240

(1)	The change in average useful life in the advertising and subscriber lists to 23 years from 16 years relates to a certain advertising list that was fully amortized at the end of the first fiscal quarter 2006.

Amortization expense was $1,496,000 and $5,440,000 for the three months and six months ended, respectively, June 25, 2006 and was $4,471,000 and $8,959,000 for the three months and six months ended, respectively, June 26, 2005. The remaining amortization expense for fiscal 2006 and for the five succeeding fiscal years is as follows (in thousands):

Year	Estimated Amortization Expense
2006 (remaining)	$2,161
2007	3,753
2008	3,743
2009	3,713
2010	3,035
2011	2,835

Stock-based compensation – The Company adopted SFAS 123R effective December 26, 2005, the first day of the 2006 fiscal year, using the modified prospective application. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock and purchases under the employee stock purchase plan (ESPP), to be recognized in the financial statements based on their fair values. The modified prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. At June 25, 2006, the Company had six stock-based compensation plans. Total stock-based compensation expense was $4.1 million for the first six months of fiscal 2006.

The Company has issued a total of 65,000 shares of restricted Class A common stock to its Chief Executive Officer: 40,000 shares on January 25, 2005, which vest on January 25, 2009, subject to certain performance criteria and 25,000 shares on January 24, 2006, which vest over four annual installments, subject to certain performance criteria beginning January 24, 2007. At this time, the Company expects such performance criteria to be met, and is expensing the related compensation over a four-year period.

During the first three and six months of fiscal 2005, if compensation costs for the Company’s stock-based compensation plans had been determined based upon the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts).

	Three Months Ended June 26, 2005	Six Months Ended June 26, 2005
Net Income:
As reported:	$44,164	$76,499
Add stock-based compensation included in net income, net of income taxes	106	179
Deduct stock-based compensation under fair-value method for all awards, net of income taxes	(1,100)	(2,530)

Pro forma	$43,170	74,148

Earnings per common share:
As reported:
Basic	$0.95	$1.64
Diluted	$0.94	$1.63

Pro forma:
Basic	$0.93	$1.59
Diluted	$0.92	$1.58

Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes.

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity. Such changes relate primarily to valuing its pension liabilities net of tax effects. There was no activity in other comprehensive income (loss) for the six months ended June 25, 2006.

Segment reporting - The Company’s primary business is the publication of newspapers. The Company aggregates its newspapers into a single segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The antidilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were 2,112,561 for the first six months of fiscal 2006 and 2,593 for the first six months of fiscal 2005.

New Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

NOTE 2. ACQUISITION OF KNIGHT-RIDDER, INC. (“KNIGHT RIDDER”)

On June 27, 2006, (the second day of the Company’s fiscal third quarter), the Company completed the purchase of Knight Ridder pursuant to a definitive merger agreement entered into on March 12, 2006, under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and a fixed fraction of .5118 of a Class A McClatchy share. The Company issued approximately 35.0 million Class A common stock shares in connection with the acquisition. The purchase price was approximately $4.6 billion based upon the Company’s average stock price around the time of the transaction announcement. In addition, the Company assumed $2.0 billion in debt at closing.

Knight Ridder published 32 daily newspapers in 29 U.S. markets, with a circulation total of 3.4 million daily and 4.5 million Sunday, operated websites in all of its markets and owned a variety of investments which consist of: Internet investments: one-third of CareerBuilder and Shoplocal, 25% of Topix.net, 21.5% of Classified Ventures, 31% of CityXpress and 19% of Tribe; Newsprint investments: one-third interest in SP Newsprint Company and a 13.5% interest in the Ponderay Newsprint Company; and other investments: 28.9% of Newspapers First and 49.5% of the Seattle Times Company (The Seattle Times Company owns The Seattle Times newspaper and weekly newspapers in Puget Sound, and daily newspapers located in Walla Walla and Yakima, Washington and in Portland, Maine). Knight Ridder was the founder and operator of Real Cities (www.RealCities.com), the largest national network of city and regional websites operating in more than 110 U.S. markets.

In conjunction with the transaction, the Company announced its intention to divest 12 Knight Ridder newspapers, mainly located in cities that do not fit the Company’s longstanding acquisition criteria, chiefly involving growing markets. The largest are the Philadelphia Inquirer and San Jose Mercury News. Others include Knight Ridder’s other Philadelphia paper, the Daily News; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN). The St. Paul Pioneer Press (MN) is to be sold due to antitrust concerns involving McClatchy’s ownership of the Star Tribune (MN).

Four of the divestitures were completed on June 27, 2006 and the Company completed the sale of the two Philadelphia newspapers on June 29, 2006. Six other newspapers sales are pending: the Akron Beacon Journal (OH) and Wilkes-Barre Times Leader (PA) are expected to be completed in late July or early August; and a four-paper sale to MediaNews Group and Hearst Corp., involving the San Jose Mercury News, Contra Costa Times and Monterey Herald in California and the St. Paul Pioneer Press (MN), is being reviewed by the United States

Department of Justice. McClatchy is responding actively to assist that inquiry and is working to close the MediaNews/Hearst transaction as quickly as possible. Net proceeds from the divestitures will be used to reduce debt.

On June 27, 2006, McClatchy borrowed $3.076 billion under a new $3.2 billion senior unsecured bank debt facility (see discussion below), and used the proceeds from the sales of four Knight Ridder newspapers ($255.6 million) in order to pay Knight Ridder shareholders ($2.7 billion) and refinance its and Knight Ridder’s bank debt ($492.0 million). Total debt on the closing date was $4.676 billion, including $1.6 billion in publicly traded bonds assumed in the transaction.

The Company’s new bank debt was underwritten and subsequently syndicated by Bank of America, N.A. and JPMorgan Chase Bank, N.A. The facility consists of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolver are due at the end of the five-year period with no required amortization during the term. Standard and Poor’s has rated the facilities “BBB” and Moody’s has rated the facility “Ba1.” Under the structure of the facilities, the Company will pay interest at London Interbank Offered Rate (LIBOR) plus 75.0 basis points on outstanding debt.

NOTE 3. EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans) that cover a majority of its employees. Benefits are based on age, years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide the required benefits. The Company made $40.0 million in voluntary contributions to its plans in early 2006 and does not currently anticipate any additional contributions in the remainder of fiscal 2006.

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

The elements of pension costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Service cost	$5,697	$5,295	$11,752	$10,317
Interest cost	9,334	9,111	18,719	17,719

Expected return on plan assets	(12,510)	(12,458)	(25,602)	(24,032)
Prior service cost amortization	117	84	232	249
Actuarial loss	3,724	2,496	7,262	4,611

Net pension expense	$6,362	$4,528	$12,363	$8,864

The Company also provides or subsidizes certain retiree health care and life insurance benefits with two plans, one for employees of McClatchy Newspapers, Inc. and one for employees of The Star Tribune Company. The elements of post-retirement expenses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Service cost	$378	$271	$697	$584
Interest cost	328	215	616	612

Prior service cost amortization	(157)	(291)	(314)	(320)
Actuarial loss	172	32	278	197

Net post-retirement expense	$721	$227	$1,277	$1,073

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

Outstanding options and stock appreciation rights (SARs) are summarized as follows:

	Options/ SARs	Weighted Average Exercise Price
Outstanding December 25, 2005	3,248,700	$55.60
Granted	42,000	$47.80
Exercised	(29,875)	$37.29
Forfeited	(43,250)	$63.00
Options outstanding June 25, 2006	3,217,575	$55.58

Options exercisable June 25, 2006	1,912,325	$50.15

The following table summarizes information about stock options and SARs outstanding in the stock plans at June 25, 2006:

Range of Exercise Prices	Options/ SARs Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$ 25.10 - $ 45.98	1,085,450	4.22	$40.40	1,085,450	$40.40
$ 47.22 - $ 60.35	1,102,500	8.00	$57.87	421,250	$57.55
$ 62.50 - $ 73.36	1,029,625	7.95	$69.13	405,625	$68.53

	3,217,575	6.71		1,912,325

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

	Six Months Ended
	June 25, 2006	June 26, 2005
Dividend yield	1.57	1.08
Expected life in years	5.27	5.03
Volatility	.19	.14
Risk-free interest rate	5.00%	3.78%
Weighted average fair value of options/SARs granted	$11.01	$12.57

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of June 25, 2006 the Company owned and published 28 newspapers in four regions of the country – California, Minnesota, the Carolinas and the Northwest (Alaska and Washington). The Company’s newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. The Company supplements its newspaper publishing with an array of niche products and direct marketing initiatives, including direct mail. The Company also operates leading local websites in each of its daily newspaper markets offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, an interactive media operation that provides newspapers with content, publishing tools and software development.

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

See the following Results of Operations for a discussion of the Company’s revenue performance and contribution by categories for the second quarter of 2006 and 2005, and first half of fiscal 2006 and 2005.

Recent Trends and Events

Acquisition of Knight-Ridder, Inc. (“Knight Ridder”)

On June 27, 2006, (the second day of the Company’s fiscal third quarter), the Company completed the purchase of Knight Ridder pursuant to a definitive merger agreement entered into on March 12, 2006, under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and a fixed fraction of .5118 of a Class A McClatchy share. The Company issued approximately 35.0 million Class A common stock shares in connection with the acquisition. The purchase price was approximately $4.6 billion based upon the Company’s average stock price around the time of the transaction announcement. In addition, the Company assumed $2.0 billion in debt at closing.

Knight Ridder published 32 daily newspapers in 29 U.S. markets, with a circulation total of 3.4 million daily and 4.5 million Sunday, operated websites in all of its markets and owned a variety of investments which consists of: Internet investments: one-third of CareerBuilder and

Shoplocal, 25% of Topix.net, 21.5% of Classified Ventures, 31% of CityXpress and 19% of Tribe; Newsprint investments: one-third interest in SP Newsprint Company and a 13.5% interest in the Ponderay Newsprint Company; and other investments: 28.9% of Newspapers First and 49.5% of the Seattle Times Company (The Seattle Times Company owns The Seattle Times newspaper and weekly newspapers in Puget Sound, and daily newspapers located in Walla Walla and Yakima, Washington and in Portland, Maine). Knight Ridder was the founder and operator of Real Cities (www.RealCities.com), the largest national network of city and regional websites operating in more than 110 U.S. markets.

In conjunction with the transaction, the Company announced its intention to divest 12 Knight Ridder newspapers, mainly located in cities that do not fit the Company’s longstanding acquisition criteria, chiefly involving growing markets. The largest are the Philadelphia Inquirer and San Jose Mercury News. Others include Knight Ridder’s other Philadelphia paper, the Daily News; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN). The St. Paul Pioneer Press (MN) is to be sold due to antitrust concerns involving McClatchy’s ownership of the Star Tribune (MN).

Four of the divestitures were completed on June 27, 2006 and the Company completed the sale of the two Philadelphia newspapers on June 29, 2006. Six other newspapers sales are pending: the Akron Beacon Journal (OH) and Wilkes-Barre Times Leader (PA) are expected to be completed in late July or early August; and a four-paper sale to MediaNews Group and Hearst Corp., involving the San Jose Mercury News, Contra Costa Times and Monterey Herald in California and the St. Paul Pioneer Press (MN), is being reviewed by the United States Department of Justice. McClatchy is responding actively to assist that inquiry and is working to close the MediaNews/Hearst transaction as quickly as possible. Net proceeds from the divestitures will be used to reduce debt.

Upon completion of the remaining divestitures, McClatchy will operate 32 daily newspapers and approximately 50 non-dailies. Papers added through this transaction include, among others, the Miami Herald, Kansas City Star, Fort Worth Star-Telegram and Charlotte Observer. They will join McClatchy’s 12 papers serving cities including Minneapolis, MN; Sacramento, CA; and Raleigh, NC. In addition, McClatchy combined with Knight Ridder has an expanded network of valuable internet assets, including leading local websites in each of its daily newspaper markets, offering readers information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, an interactive operation that provides websites with content, publishing tools and software development and Real Cities (www.RealCities.com), the largest national network of city and regional websites operating in more than 110 U.S. markets.

On June 27, 2006, McClatchy borrowed $3.076 billion under a new $3.2 billion senior unsecured bank debt facility (see discussion below), and used the proceeds from the sales of four Knight Ridder newspapers ($255.6 million) in order to pay Knight Ridder shareholders ($2.7 billion) and refinance its and Knight Ridder’s bank debt ($492.0 million). Total debt on the closing date was $4.676 billion, including $1.6 billion in publicly traded bonds assumed in the transaction.

The Company’s new bank debt was underwritten and subsequently syndicated by Bank of America, N.A. and JPMorgan Chase Bank, N.A. The facility consists of a $1 billion five-year revolving credit facility and a $2.2 billion five-year Term A loan. Both the Term A loan and the revolver are due at the end of the five-year period with no required amortization during the term.

Standard and Poor’s has rated the facilities “BBB” and Moody’s has rated the facility “Ba1.” Under the structure of the facilities, the Company will pay interest at London Interbank Offered Rate (LIBOR) plus 75.0 basis points on outstanding debt.

Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

Operating Expenses:

The Company implemented Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), in the first quarter of 2006. As a result, the first half of fiscal 2006 earnings includes $4.1 million of stock-based compensation expense, or five cents per share.

The Company incurred three newsprint price increases in fiscal 2005, and one newsprint price increase during the first half of fiscal 2006. Through the second fiscal quarter of 2006, newsprint prices were 12.5% higher than in the second fiscal quarter of 2005. Newsprint pricing is dependent on global demand and supply for newsprint. Given the effect of the Knight Ridder acquisition and all other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by four cents annually. The impact of newsprint price increases on the Company’s expenses is discussed under “Results of Operations”.

The Company’s medical and fringe benefit costs increased 8.3% over the first six months of fiscal 2005 due primarily to higher retirement expenses. With regard to the Company’s retirement expenses, historically low long-term interest rates caused the Company to use a 5.5% discount rate to calculate its pension and post-retirement expenses in fiscal 2006 compared to a 6.0% rate used in fiscal 2005. The lower discount rate has contributed to the increase in the Company’s pension and post-retirement expense in fiscal 2006 compared to fiscal 2005. The Company contributed $40.0 million to its pension plans in first fiscal quarter of 2006, and expects earnings on this contribution to partially offset pension and post-retirement expenses.

RESULTS OF OPERATIONS

Second Fiscal Quarter of 2006 Compared to Second Fiscal Quarter of 2005

The Company reported net income of $44.1 million or $.94 per share for the second fiscal quarter of 2006 compared to $44.2 million or $.94 per share in the second fiscal quarter of 2005.

Revenues:

Revenues in the second fiscal quarter of 2006 were $304.2 million, up 0.5% from revenues in the second fiscal quarter of 2005. Advertising revenues were up 1.3% to $258.9 million and circulation revenues were down 4.4% to $39.3 million in the second fiscal quarter of 2006 compared to the second fiscal quarter of 2005.

The following table summarizes the Company’s revenues by category for the second fiscal quarter of 2006 compared to the second fiscal quarter of 2005 (in thousands):

	Fiscal Quarter Ended		% Change
	June 25, 2006	June 26, 2005
Advertising:
Retail	$107,907	$105,023	2.7
National	23,436	24,277	(3.5)
Classified:
Automotive	24,302	29,883	(18.7)
Employment	38,038	38,751	(1.8)
Real estate	37,646	31,408	19.9
Other	9,761	10,990	(11.2)

Total classified	109,747	111,032	(1.2)
Direct marketing and other	17,810	15,218	17.0

Total advertising	258,900	255,550	1.3
Circulation	39,255	41,044	(4.4)
Other	6,079	6,162	(1.3)

Total Revenues	$304,234	$302,756	0.5

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes the second fiscal quarter of 2006 revenues at its newspapers’ operations by region with quarter-over-quarter changes (in thousands):

	California		Minnesota		Carolinas		Northwest
	Revenues	% Change	Revenues	% Change	Revenues	% Change	Revenues	% Change
Revenues:
Advertising	$104,964	6.6	$75,217	(4.7)	$42,067	1.1	$36,652	0.3
Circulation	11,753	(6.0)	15,751	(4.7)	5,767	(1.8)	5,984	(2.6)
Other	1,330	(3.3)	1,266	(18.7)	1,334	(1.2)	1,840	13.3

Total	$118,047	5.0	$92,234	(4.9)	$49,168	0.8	$44,476	0.4

Retail advertising increased 2.7% or $2.9 million from the second fiscal quarter 2005. Online advertising increased $2.1 million or 149.5%. In print, full-run ROP advertising decreased $0.6 million or 1.0%, while preprint advertising increased $1.4 million or 3.2%. Preprint and online advertising were up in all regions.

National advertising decreased $0.8 million or 3.5% from the second fiscal quarter 2005 due to declines totaling $2.3 million primarily in the automotive and airlines/transportation categories. These declines were partially offset by gains in the telecommunication category.

Classified advertising decreased $1.3 million or 1.2% from the second fiscal quarter of 2005, largely due to declines in automotive advertising. Automotive advertising declined $5.6 million or 18.7% from the second fiscal quarter of 2005 and was down in all regions. The general decline in automotive advertising is a continuation of an industry-wide trend that began in 2004. Employment advertising decreased $0.7 million or 1.8% with declines in the Company’s three largest markets: Minneapolis, Sacramento and Raleigh. These declines were partially offset by increases in real estate advertising. Real estate advertising was up $6.2 million or 19.9% with gains in all regions except Minneapolis. Online classified advertising increased $1.8 million or 14.4%, with $1.1 million of the increase in the online employment category.

Online advertising, which is included in the advertising categories discussed above, totaled $18.1 million in the second quarter of 2006, an increase of $3.9 million, or 27.9% over the second fiscal quarter of 2005. This increase was attributable to a $2.1 million increase in online retail advertising and $1.8 million increase in online classified advertising as discussed above.

Direct marketing revenues increased $2.7 million or 18.4% over the second quarter of 2005, with much of the gain coming from California and Minnesota.

Consolidated circulation revenues declined $1.8 million or 4.4% from the second fiscal quarter of 2005, primarily reflecting lower circulation volumes, sales mix and promotional programs at certain newspapers.

Operating Expenses:

Operating expenses increased 1.1% in the second fiscal quarter of 2006, including $1.8 million in stock compensation expense. Compensation costs were up 2.5%, (1.2% excluding stock compensation expense), with salaries up 0.9%, reflecting merit increases, offset by a 3.7% reduction in head count; and fringe benefits up 8.6%, primarily reflecting higher retirement expenses. Newsprint and supplement expense was up 1.3% with newsprint expense up 2.8% and supplement expense down 7.4%. Newsprint prices were up 12.5% but were mostly offset by an 8.6% decline in consumption. Other operating costs were up 3.2% largely due to higher energy costs, solicitation, professional services, postage and bad debt expenses. Depreciation and amortization expense decreased 16.8%, largely reflecting the expiration of useful lives of certain intangible assets (see Note 1).

Non-Operating (Expenses) Income - Net

Interest expense was $1.6 million for the second fiscal quarter of 2006, down 19.5% from the second fiscal quarter of 2005. The decrease in interest expense is due primarily to debt repayment, which more than offset the impact of higher interest rates reflecting both a rising rate environment and the use of a revolving debt facility in 2006 versus a lower-cost commercial paper program in 2005.

The Company recorded $516,000 as its share of Ponderay’s income for the second fiscal quarter of 2006 compared to $35,000 of income in the second fiscal quarter of 2005.

Income Taxes:

The Company’s effective income tax rate was 39.6% for the second fiscal quarter of 2006 compared to 39.8% in the second fiscal quarter of 2005.

First Half of Fiscal 2006 Compared to First Half of Fiscal 2005

The Company reported net income of $71.8 million or $1.53 per share for the first half of fiscal 2006. Revenues and expenses in the six-month period were generally affected by the trends discussed in the quarterly comparison above, with exceptions noted below.

Revenues:

Revenues in the first half of fiscal 2006 were $586.2 million, up 0.4% from revenues in the first half of fiscal 2005. Advertising revenues were up 1.3% to $496.0 million and circulation revenues were down 4.4% to $78.8 million.

The following table summarizes the Company’s revenues by category for the first half of fiscal 2006 compared to the first half of fiscal 2005 (dollars in thousands):

	Year to Date		% Change
	June 25, 2006	June 26, 2005
Advertising:
Retail	$201,382	$199,479	1.0
National	46,559	48,665	(4.3)
Classified:
Automotive	48,308	59,093	(18.3)
Employment	75,998	74,905	1.5
Real estate	71,920	58,378	23.2
Other	19,430	20,720	(6.2)

Total classified	215,656	213,096	1.2
Direct marketing and other	32,392	28,208	14.8

Total advertising	495,989	489,448	1.3
Circulation	78,803	82,441	(4.4)
Other	11,446	11,794	(3.0)

Total Revenues	$586,238	$583,683	0.4

While the Company reviews and evaluates the operations of each individual newspaper, for purposes of organization and ease of understanding, the following table summarizes revenues for the first half of fiscal 2006 at its newspaper operations by region with year-over-year changes (in thousands):

	California		Minnesota		Carolinas		Northwest
	Revenues	% Change	Revenues	% Change	Revenues	% Change	Revenues	% Change
Revenues:
Advertising	$201,184	6.3	$145,973	(3.5)	$80,303	0.7	$68,529	(0.8)
Circulation	23,711	(6.2)	31,536	(4.3)	11,686	(2.2)	11,870	(3.2)
Other	2,640	(2.8)	2,268	(9.0)	2,696	(1.3)	3,220	(2.0)

Total	$227,535	4.7	$179,777	(3.7)	$94,685	(0.3)	$83,619	(1.2)

Retail advertising increased 1.0% or $1.9 million over the first half of fiscal 2005, and showed growth in all regions except the Northwest. Online advertising increased $3.5 million or 134.6%. Print ROP advertising decreased $3.6 million or 3.2%, while preprint advertising increased $2.0 million or 2.5%. Preprint and online advertising were up in all regions.

National advertising decreased $2.1 million or 4.3% over the fiscal half of fiscal 2005 due to declines in the airline/transportation, food and drug, banking and entertainment/movie categories totaling $5.1 million. These declines were partially offset by gains in the telecommunications and other categories.

Classified advertising increased $2.6 million or 1.2% over the first half of fiscal 2005. Employment advertising was up $1.1 million or 1.5% over the first half of fiscal year 2006 with gains in all regions except Minneapolis. Real estate advertising was up $13.5 million or 23.2% over the first half of fiscal 2005 with gains in all regions except the Northwest. These gains were partially offset by a $10.8 million decline in automotive advertising. Automotive advertising was down in all regions as discussed in the quarterly review above. Online classified advertising increased $4.2 million or 17.6%, with $2.6 million of the increase in the online employment category.

Online advertising, which is included in the advertising categories discussed above, totaled $34.4 million, an increase of $7.7 million, or 28.9% over the first half of fiscal 2005. This increase was attributable to a $3.5 million increase in online retail advertising and a $4.2 million increase in online classified advertising as discussed above.

Direct marketing revenues increased $4.3 million or 15.6% from the first half of fiscal 2005. Direct marketing revenues increased in all regions, but were particularly strong in California and Minneapolis.

Consolidated circulation revenues declined $3.6 million or 4.4% from the first half of fiscal 2005 primarily reflecting lower circulation volumes, sales mix and promotional programs at certain newspapers.

Operating Expenses:

Operating expenses increased 2.5% over the first half of fiscal 2005 including $4.1 million in stock related compensation. Compensation costs were up 3.3% (1.7% excluding stock related compensation), payroll costs rose 1.9% reflecting salary increases offset by a 2.5% reduction in head count. Fringe benefit costs were up 8.3% largely due to higher medical and retirement costs. Newsprint and supplement expense was up 3.0% with newsprint prices up 12.5% and newsprint consumption down 7.4%. Supplement costs were down 4.1%. Other operating expenses increased 4.1%, largely due to higher energy costs, solicitation, professional services and bad debt expenses. Depreciation and amortization decreased 9.4%, largely reflecting the expiration of useful lives of certain intangible assets.

Non-Operating (Expenses) Income - Net:

Interest expense was $3.7 million for the first half of fiscal 2006, down 7.6% from the first half of fiscal 2005, reflecting the same factors discussed in the quarterly comparisons.

The Company recorded $931,000 as its share of Ponderay’s income for the first half of fiscal 2006 compared to $141,000 of income in the first half of fiscal 2005.

Income Taxes:

The Company’s effective income tax was 39.6% for the first half of fiscal 2006 compared to 39.8% in the first half of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $5.9 million at June 25, 2006. The Company generated $85.9 million of cash from operating activities for the first half of fiscal 2006 after a voluntary contribution of $40 million to its pension plans in the first fiscal quarter of 2006 (discussed below). The largest investing uses of cash for the first half of fiscal 2006 were to purchase property, plant and equipment, while the financing use was to pay dividends and repay debt. Proceeds from issuing Class A stock under employee stock plans totaled $2.6 million.

During the first fiscal quarter of 2006, the Company made a voluntary contribution of $40 million to its defined benefit pension plans to maintain adequate funding of its pension obligations and to help reduce pension expense with the earnings on the contributions. Given the increase in its pension obligations in 2006 resulting from pension expense and low interest rates, management considered the $40 million contribution to be prudent. The Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans in future years.

The Company expended a total of $24.1 million in the first half of fiscal 2006 for capital projects and equipment to improve productivity, keep pace with new technology and maintain existing operations. Capital expenditures for full year fiscal 2006 are estimated to be approximately $75 to $80 million including the recently acquired Knight Ridder operations. As of June 25, 2006, the Company has purchase obligations through 2008 totaling $40.6 million, primarily for capital expenditures.

Debt and Related Matters:

Through June 26, 2006 the Company used its senior unsecured revolving credit facility, which provided borrowings of up to $500 million. This credit agreement was refinanced with a new $3.2 billion senior unsecured credit facility (Credit Agreement) in connection with its acquisition of Knight Ridder. The Company’s new Credit Agreement consists of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolver are due on June 27, 2011.

On June 27, 2006, McClatchy borrowed $3.076 billion under the Credit Agreement, and used the proceeds from the sale of four Knight Ridder newspapers to pay Knight Ridder shareholders and refinance its and Knight Ridder’s bank debt. Total debt on the closing date was $4.676 billion, including $1.6 billion in publicly traded bonds assumed in the transaction. The Company has subsequently repaid $574 million of its revolver, primarily from proceeds received in the sale of the two Philadelphia newspapers. Debt at July 26, 2006 was $4.1 billion, and $626.3 million was available under the Credit Agreement.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate

(LIBOR) plus a spread ranging from 37.5 basis points to 125.0 basis points. Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s. A commitment fee for the unused revolving credit ranges from 10.0 basis points to 20.0 basis points depending on the Company’s ratings. Standard and Poor’s has rated the facilities “BBB,” and Moody’s has rated the facility “Ba1.” Under the structure of the facilities, the Company will pay interest at London Interbank Offered Rate (LIBOR) plus 75.0 basis points on outstanding debt and its commitment fees are currently at 15.0 basis points.

The revolving credit facility contains financial covenants including a minimum interest coverage ratio (as defined) of 3:1 and a maximum leverage ratio (as defined) ranging from 5.50 to 1.00 on June 27, 2006 declining over time to 4.00 to 1.00 on December 28, 2008 and thereafter.

The Company currently has outstanding letters of credit totaling $71.9 million, including $64.1 million assumed in the Knight Ridder acquisition, securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

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

Contractual Obligations:

As of June 25, 2006, the Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2008, totaling approximately $40.6 million.

Significant changes in the Company’s contractual obligations since year-end 2005 include the payment of pension obligations for its qualified plans through the voluntary $40.0 million contribution and payments on purchase obligations throughout the year. Pension obligations for non-qualified plans were $26.8 million as of June 25, 2006; while the qualified plans have a $204.5 million balance in prepaid pension assets as of June 25, 2006.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based upon the Company’s debt balance at July 26, 2006, and all other things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease the Company’s annual net income by $3.5 million to $4.0 million.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 1A. Risk Factors That Could Affect Operating Results

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company’s actual and expected financial performance and operations, and statements regarding the transactions between McClatchy and each of the buyers of Knight Ridder newspapers to be sold, including; the Akron Beacon Journal (OH) Wilkes-Barre Times Leader (PA), the San Jose Mercury News (CA), Contra Costa Times (CA), Monterey Herald (CA) and the St. Paul Pioneer Press (MN) and the expected timetable for completing these transactions. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about litigation, advertising revenues, return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, stock option expenses, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy, and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; impact of any litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers or other forms of media in our principal markets; increased consolidation among major retailers in our newspaper markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining arrangements with our employees; competitive action by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from both retail and classified advertising; and other factors, many of which are beyond our control.

Risks Associated With The Acquisition of Knight Ridder:

The acquisition of Knight Ridder could disrupt our business and harm our financial condition if we are not able to successfully integrate the acquired businesses or if expected benefits of the combination do not materialize.

We recently completed the acquisition of Knight Ridder, Inc. in a transaction valued at approximately $6.6 billion. This transaction diluted our existing stockholders’ percentage ownership. We entered into the merger with the expectation that the merger will result in benefits to us, including the realization of certain synergies. These benefits may not be fully realized, particularly if we fail to effectively manage the integration of Knight Ridder. As part of the merger, we intend to divest 12 Knight Ridder newspapers, and have disposed of six of them. We may not be able to complete the sales of the remaining six newspapers at the previously announced prices, at all, or in a timely manner, in which case some of the expected benefits of the merger may not be fully realized. If we fail to realize any of the anticipated benefits of the merger, it could have a material adverse effect on our business, financial condition and results of operations following the merger.

Under accounting principles generally accepted in the United States of America, McClatchy will account for the merger using the purchase method of accounting. Under purchase accounting, McClatchy will record the market value of its Class A common stock issued in connection with the merger, cash paid to Knight Ridder shareholders and the amount of direct transaction costs as the cost of acquiring the business of Knight Ridder. McClatchy will allocate that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as advertiser and subscriber lists and acquired technology, based on their respective fair values. As a result, purchase accounting treatment of the merger could decrease net income for McClatchy in the foreseeable future, which could have a material adverse effect on the market value of McClatchy Class A common stock following completion of the merger.

McClatchy estimates that it and Knight Ridder incurred direct transaction costs of approximately $100.5 million associated with the merger, a portion of which will be included as a part of the total purchase cost for accounting purposes. McClatchy believes the combined entity may incur charges to operations, which currently are not reasonably estimable, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the two companies. There can be no assurance that the combined Company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger. Further, the combined Company may incur expenses related to the divestitures of certain newspapers, which are not reasonably estimable.

McClatchy has incurred substantial bank debt and assumed $2.0 billion in Knight Ridder debt in connection with the acquisition. In addition, the Company issued 35.0 million of Class A Common Stock in connection with the transaction. As a result, net income and earnings per share will be reduced due to increased interest expense and a greater number of shares outstanding.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

On September 25, 2005 the Company’s Board of Directors authorized the repurchase of up to $200 million of its Class A common stock. In light of the acquisition of Knight Ridder (see Acquisition of Knight-Ridder, Inc. above), the Company does not expect to repurchase shares in the near term.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission Of Matters To A Vote Of Security Holders:

The Company held its annual shareholders’ meeting on May 17, 2006 to vote on two proposals. Shareholders approved all of the proposals by voting as follows:

1.	Election of Directors of the Board

		VOTES
		FOR	WITHHELD

	Class A Common Stock

	Elizabeth Ballantine	16,974,009	98,349
	Leroy Barnes, Jr.	16,969,621	102,737
	S. Donley Ritchey	16,962,377	109,981
	Maggie Wilderotter	16,946,000	125,798

	Class B Common Stock

	William K. Coblentz	25,867,897	-0-
	Molly Maloney Evangelisti	25,867,897	-0-
	Larry Jinks	25,867,897	-0-
	Joan F. Lane	25,867,897	-0-
	Brown McClatchy Maloney	25,867,897	-0-
	William B. McClatchy	25,867,897	-0-
	Kevin S. McClatchy	25,867,897	-0-
	Theodore Mitchell	25,867,897	-0-
	Gary B. Pruitt	25,867,897	-0-
	Frederick R. Ruiz	25,867,897	-0-

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2.	Ratification of Deloitte & Touche LLP as independent auditors for 2006	27,555,100	9,365	10,667	0

Item 5. Other Information - None.

Item 6. Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 27 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant

July 27, 2006	/s/ Gary B. Pruitt
Date	Gary B. Pruitt
Chief Executive Officer

July 27, 2006	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description
2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1	The Company’s Restated Certificate of Incorporation dated June 26, 2006.

3.2*	The Company’s By-laws as amended as of June 22, 2006, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed June 28, 2006.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1*	Ponderay Newsprint Company Partnership Agreement dated as of September 12, 1985 between Lake Superior Forest Products, Inc., Central Newsprint Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper Company included in Exhibit 10.10 to McClatchy Newspapers, Inc. Registration Statement No. 33-17270 on Form S-1.

10.2	Credit Agreement dated June 27, 2006 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers.

10.3	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc.

10.4	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc.

**10.5*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 31, 2000.

**10.6*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Report on Form 8-K filed May 23, 2005.

**10.7*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s 2001 Form 10-K.

**10.8*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Form 10-K.

**10.9*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.10*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.11*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005.

**10.12*	The Company’s Amended and Restated Chief Executive Bonus Plan included as Exhibit 10.12 to the Company’s Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.13*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003 included as Exhibit 10.10 to the Company’s 2003 Form 10-K.

10.14*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

21*	Subsidiaries of the Company included as Exhibit 21 to the Company’s report on Form 10Q for the quarter ending June 26, 2005.

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors