Form 10-Q
period 2006-09-24
MCCLATCHY CO
filed 2006-11-03
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 24, 2006

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2006, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	55,748,967
Class B Common Stock	26,119,397

THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE MCCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands)

	September 24, 2006	December 25, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$140,915	$3,052
Trade receivables - net	341,732	146,451
Other receivables	26,275	4,587
Newsprint, ink and other inventories	62,707	20,371
Deferred income taxes	85,714	18,358
Prepaid income taxes	—	10,520
Land held for sale	190,345	—
Other current assets	25,781	9,557

	873,469	212,896
PROPERTY, PLANT AND EQUIPMENT:
Land	227,471	53,525
Buildings and improvements	427,006	238,208
Equipment	957,654	548,580
Construction in progress	39,303	31,120

	1,651,434	871,433
Less accumulated depreciation	(536,277)	(493,889)

	1,115,157	377,544
INTANGIBLE ASSETS:
Identifiable intangibles - net	1,301,103	43,037
Goodwill	4,623,020	1,249,053

	5,924,123	1,292,090

INVESTMENTS IN UNCONSOLIDATED COMPANIES	563,533	23,515

PREPAID PENSION ASSETS	199,381	174,845

OTHER ASSETS	45,332	5,597

TOTAL ASSETS	$8,720,995	$2,086,487

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands)

	September 24, 2006	December 25, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$124,510	$43,067
Accrued compensation	208,764	62,235
Income taxes payable	776,392	62
Unearned revenue	99,863	43,802
Other accrued liabilities	127,131	16,393

	1,336,660	165,559

LONG-TERM DEBT	2,610,287	154,200

PENSION AND OTHER LONG-TERM OBLIGATIONS	400,686	48,554

DEFERRED INCOME TAXES	884,703	152,583

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares, issued 55,726,293 in 2006 and 20,526,126 in 2005	557	205
Class B - authorized 60,000,000 shares, issued 26,122,397 in 2006 and 26,224,147 in 2005	261	262
Additional paid-in capital	2,179,640	350,825
Retained earnings	1,310,030	1,217,927
Deferred compensation	—	(1,799)
Accumulated other comprehensive loss	(1,829)	(1,829)

	3,488,659	1,565,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,720,995	$2,086,487

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
REVENUES - NET:
Advertising	$575,903	$247,414	$1,071,892	$736,862
Circulation	86,001	40,010	164,804	122,451
Other	19,024	5,193	30,470	16,987

	680,928	292,617	1,267,166	876,300
OPERATING EXPENSES:
Compensation	272,383	119,980	522,113	361,746
Newsprint and supplements	96,373	38,067	174,257	113,650
Depreciation and amortization	40,412	16,389	70,068	49,128
Other operating expenses	144,438	53,982	251,516	156,831

	553,606	228,418	1,017,954	681,355

OPERATING INCOME	127,322	64,199	249,212	194,945

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(48,395)	(1,836)	(52,133)	(5,883)
Interest income	2,008	21	2,064	55
Equity (losses) income in unconsolidated companies - net	(811)	270	81	373
Gain on sale of land and other - net	8,445	46	8,390	217

	(38,753)	(1,499)	(41,598)	(5,238)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	88,569	62,700	207,614	189,707

INCOME TAX PROVISION	27,872	24,061	75,054	74,569

INCOME FROM CONTINUING OPERATIONS	60,697	38,639	132,560	115,138

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(8,866)	—	(8,866)	—

NET INCOME	$51,831	$38,639	$123,694	$115,138

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$0.75	$0.83	$2.28	$2.47
Loss from discontinued operations	(0.11)	—	(0.15)	—

Net income per share	$0.64	$0.83	$2.13	$2.47

Diluted:
Income from continuing operations	$0.75	$0.82	$2.27	$2.45
Loss from discontinued operations	(0.11)	—	(0.15)	—

Net income per share	$0.64	$0.82	$2.12	$2.45

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	81,013	46,639	58,173	46,581
Diluted	81,191	46,994	58,416	46,997

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 24, 2006	September 25, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,694	$115,138
Reconciliation to net cash provided:
Depreciation and amortization	70,068	49,128
Contribution to pension plans	(40,000)	(40,000)
Employee benefit expense	22,246	19,613
Stock-based compensation expense	5,851	415
Deferred income taxes	(16,514)	(828)
Gain on sale of land	(9,047)	—
Equity income in unconsolidated companies	(81)	(373)
Write off and amortization of debt issuance costs	11,270	382
Other	(136)	1,779
Changes in certain assets and liabilities - net of acquisition:
Trade receivables	11,521	7,022
Inventories	(3,001)	(2,889)
Accounts payable	(14,759)	(1,347)
Accrued compensation	(5,510)	(10,152)
Income taxes	(9,244)	—
Other assets and liabilities	(5,350)	(6,721)

Net cash provided by operating activities	141,008	131,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Knight Ridder - net of cash received	(2,771,290)	—
Net proceeds from sale of newspapers (discontinued operations)	1,990,147	—
Proceeds from sale of equity investments and other	320,328	—
Purchases of property, plant and equipment	(50,259)	(32,754)
Internet equity investments	(405)	(10,400)
Other - net	344	551

Net cash used by investing activities	(511,135)	(42,603)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank debt	3,185,000	—
Repayments of bank debt	(2,474,413)	—
Net repayments of commercial paper	(154,200)	(77,800)
Payment of debt issuance costs	(26,762)	—
Payment of cash dividends	(25,273)	(20,494)
Other - principally stock issuances	3,638	8,282

Net cash provided (used) by financing activities	507,990	(90,012)

NET CHANGE IN CASH AND CASH EQUIVALENTS	137,863	(1,448)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,052	4,857

CASH AND CASH EQUIVALENTS, END OF PERIOD	$140,915	$3,409

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Knight Ridder:
Class A Common Stock issued	$1,821,476	$—
Assumption of long-term debt	$1,899,700	$—
OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes - net of refunds	$83,821	$70,447
Interest - net of capitalized interest	$27,836	$5,031

See notes to consolidated financial statements.

THE McCLATCHY COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

	Par Value		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total
	Class A	Class B
BALANCES, DECEMBER 25, 2005	$205	$262	$350,825	$1,217,927	$(1,799)	$(1,829)	$1,565,591
Net income				123,694			123,694
Dividends declared ($0.54 share)				(31,591)			(31,591)
Conversion of 101,750 Class B shares to Class A shares	1	(1)					—
Issuance of 34,988,009 Class A shares for acquisition of Knight Ridder, Inc.	350		1,821,126				1,821,476
Issuance of 110,408 Class A shares under stock plans	1		3,400				3,401
Reversal of deferred compensation			(1,799)		1,799		—
Stock compensation expense			5,851				5,851
Tax benefit from stock plans			237				237

BALANCES, SEPTEMBER 24, 2006	$557	$261	$2,179,640	$1,310,030	$—	$(1,829)	$3,488,659

See notes to consolidated financial statements

THE McCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The McClatchy Company (the “Company”) is the second-largest newspaper company in the United States based on daily circulation, with 32 daily newspapers and approximately 50 non-dailies. Twenty of its daily newspapers were acquired on June 27, 2006 in the Knight Ridder acquisition (the “Acquisition”) – see Note 2. The Company’s newspapers include the (Minneapolis) Star Tribune, The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer. In addition, McClatchy has a robust network of internet assets, including leading local websites in each of its daily newspaper markets, offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, which provides websites with content, publishing tools and software development; Real Cities (www.RealCities.com), the largest national advertising network of local news websites, including more than 130 newspaper websites; and 15% of CareerBuilder, the nation’s largest online job site. The Company also owns 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as cars.com and apartments.com.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring items except for the Acquisition – see Note 2 below) to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.

Discontinued operations reflect the results of the 12 newspapers acquired as part of the Acquisition (see Note 2) that have subsequently been sold for strategic or antitrust related reasons. Four of the 12 newspapers were sold concurrently with the closing of the Acquisition. The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition. The operating results of these eight newspapers for the periods they were owned by the Company (including interest expense and debt issuance costs related to bank debt incurred until their sales) are included in discontinued operations in the Company’s Consolidated Statement of Income in 2006. No accounting gain or loss was recognized on the sale of the 12 newspapers.

Revenue recognition – The Company recognizes revenues from advertising placed in a newspaper and/or on a website over the advertising contract period or as services are delivered, as appropriate, and recognizes circulation revenues as newspapers are delivered over the applicable subscription term. Circulation revenues are recorded net of direct delivery costs. Other revenue is recognized when the related product or service has been delivered. Revenues are recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

Cash equivalents are highly liquid debt investments with original maturities of three months or less.

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

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

5 to 60 years for buildings and improvements
9 to 25 years for presses
2 to 15 years for other equipment

Stock-based compensation – The Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R effective December 26, 2005, the first day of the 2006 fiscal year, using the modified prospective method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, stock appreciation rights, restricted stock and purchases under the employee stock purchase plan (ESPP), to be recognized in the financial statements based on their fair values. The modified prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock, based upon the previously disclosed SFAS 123 methodology and amounts. At September 24, 2006, the Company had six stock-based compensation plans. Total stock-based compensation expense was $1.8 million for the three months ended September 24, 2006 and $5.9 million for the nine months ended September 24, 2006.

The Company has issued a total of 65,000 shares of restricted Class A common stock to its Chief Executive Officer: (1) 40,000 shares on January 25, 2005, which vest on January 25, 2009, subject to certain performance criteria and (2) 25,000 shares on January 24, 2006, which vest over four annual installments, subject to certain performance criteria, beginning on January 24, 2007. At this time, the Company expects such performance criteria to be met and is expensing the related stock-based compensation over the respective four-year periods.

During the first three and nine months of fiscal 2005, if compensation costs for the Company’s stock-based compensation plans had been determined based upon the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 25, 2005	Nine Months Ended September 25, 2005
Net Income:
As reported:	$38,639	$115,138
Add stock-based compensation included in net income, net of income taxes	73	252
Deduct stock-based compensation under fair-value method for all awards, net of income taxes	(1,106)	(3,645)

Pro forma net income	$37,606	$111,745

Earnings per common share:
As reported:
Basic	$0.83	$2.47
Diluted	$0.82	$2.45

Pro forma:
Basic	$0.81	$2.40
Diluted	$0.80	$2.38

Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes. Determination of deferred income taxes related to the Acquisition is preliminary and may change when the purchase price allocation is finalized (see Note 2).

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity. Such changes relate primarily to valuing its pension liabilities net of tax effects. There was no activity in other comprehensive income (loss) for the nine months ended September 24, 2006.

Segment reporting - The Company’s primary business is the publication of newspapers. The Company aggregates its newspapers into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The anti-dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for the three and nine months ended September 24, 2006, were 2,562,949 and 2,118,374, respectively and were 1,048,464 and 527,952 for the three and nine months ended September 25, 2005, respectively.

Reclassifications - Certain prior period amounts have been reclassified to conform to the 2006 presentation.

New Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” This Interpretation specifies requirements for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective beginning in the Company’s first quarter of fiscal 2007. The Company is currently assessing the impact of the Interpretation on its financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.” This statement requires recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) funded status of a post-retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. This Statement is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of this Statement on its financial statements.

NOTE 2. ACQUISITION OF KNIGHT-RIDDER, INC. (“KNIGHT RIDDER”)

Acquisition Transaction:

On June 27, 2006 (the second day of the Company’s third fiscal quarter), the Company completed the purchase of Knight Ridder pursuant to a definitive merger agreement entered into on March 12, 2006, under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and .5118 of a Class A McClatchy common share. The Company issued approximately 35.0 million Class A common shares in connection with the Acquisition. The total purchase price was approximately $4.6 billion. In addition, the Company assumed $1.9 billion in Knight Ridder long-term debt at closing.

Knight Ridder published 32 daily newspapers in 29 U.S. markets, with a circulation total of 3.4 million daily and 4.5 million Sunday, operated websites in all of its markets and owned a variety of internet and other investments which consisted of: 33.3% of CareerBuilder LLC (“CareerBuilder”) and ShopLocal LLC (“ShopLocal”), 25% of Topix.net (“Topix”), 21.5% of Classified Ventures LLC (“Classified Ventures”), 33.3% interest in SP Newsprint Company (“SP”), 13.5% interest in the Ponderay Newsprint Company (“Ponderay”) and 49.5% of The Seattle Times Company which owns The Seattle Times newspaper and weekly newspapers in the Puget Sound area, and daily newspapers located in Walla Walla and Yakima, Washington and in Portland, Maine and various other smaller investments. Knight Ridder was the founder and operator of Real Cities, the largest national advertising network of local news websites.

Disposition Transactions:

In conjunction with the Acquisition, the Company divested 12 Knight Ridder newspapers for strategic and antitrust reasons. The divested newspapers were the Philadelphia Inquirer; Philadelphia Daily News; San Jose Mercury News; St. Paul Pioneer Press; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN). The Company received cash proceeds of approximately $2.0 billion (net of transaction costs). In addition, the buyers assumed approximately $77.0 million of Knight Ridder retirement obligations related to certain newspapers. Four of the 12 newspapers were sold concurrently with the closing of the Acquisition. The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition. The operating results of these eight divested newspapers for the periods they were owned by the Company, including interest expense and debt issuance costs related to bank debt incurred until their sales, are included in discontinued operations in the Company’s Consolidated Statement of Income in 2006 for the three months and nine months ended September 24, 2006. No accounting gain or loss was recognized on the sale of the 12 newspapers. Current liabilities include approximately $745.0 million in income taxes payable related to the sale of these 12 newspapers and the equity investments discussed below. These taxes are expected to be paid in December 2006.

Revenues and loss from discontinued operations, net of income taxes, for the three months and nine months ended September 24, 2006 were as follows (in thousands):

Revenues	$61,195

Loss from discontinued operations before income taxes	$(14,331)
Income tax benefit	5,465

Loss from discontinued operations	$(8,866)

To consummate the Acquisition, the Company borrowed $3.076 billion under a new bank debt facility (see Note 5) and used the proceeds from the sales of four Knight Ridder newspapers in order to pay Knight Ridder shareholders ($2.7 billion) and refinance its and Knight Ridder’s bank debt ($498.0 million). The $1.745 billion proceeds from the sales of the eight Knight Ridder newspapers sold after the Acquisition closed were used to repay debt.

In July 2006, the Company sold 18.3% of its interest in each of CareerBuilder and ShopLocal, and 13.75% of its interest in Topix for an aggregate of $309.7 million in cash and used the proceeds to repay debt. The Company retained a 15% interest in CareerBuilder and ShopLocal, and an 11.25% interest in Topix. No accounting gain or loss was recognized on the sale of these investments.

Acquisition Accounting:

Pursuant to Emerging Issues Task Force No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the McClatchy common stock issued on June 27, 2006 was valued based upon the average closing price of McClatchy common stock from March 8, 2006 through March 14, 2006 (two business days before and after the terms of the Acquisition were agreed to and announced), or $52.06 per share. As a result, the fair value of the 35.0 million shares of McClatchy common stock issued in the Acquisition was recorded at $1.821 billion, which was included in the total Acquisition purchase price of approximately $4.6 billion. The fair value of such shares declined to approximately $1.398 billion as of the Acquisition closing date (June 27, 2006), however the decline of $423.0 million in valuation had no effect on the total Acquisition purchase price recorded.

The Acquisition was accounted for as a purchase. Pursuant to SFAS 141, Business Combinations, the purchase price is being allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition. The purchase price allocation will be finalized after the completion of an independent valuation report, which is currently in process.

A preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of June 27, 2006, subject to future adjustments, is presented below (in thousands):

Current assets	$337,834
Land held for sale	190,345
Property, plant and equipment	735,333
Investments in unconsolidated companies	857,766
Advertiser and subscriber lists and other intangibles	634,000
Newspaper mastheads	644,000
Goodwill	3,373,967
Other assets	29,486
Newspapers held for sale	1,990,147
Current liabilities	(418,016)
Long-term debt	(1,899,700)
Pension and other long-term obligations	(353,743)
Deferred income taxes	(1,487,777)

$4,633,642

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended September 25, 2005, and the nine months ended September 24, 2006 and September 25, 2005 as though the Acquisition had taken place on the first day of each fiscal year (in thousands):

	Three Months Ended September 25, 2005 (1)	Nine Months Ended September 24, 2006 (1)		Nine Months Ended September 25, 2005 (1)
Revenues	$690,260	$2,092,876		$2,091,811
Income from continuing operations	$47,887	$129,326	(2)	$169,048
Diluted income from continuing operations per share	$0.58	$1.58	(2)	$2.06

(1)	Excludes discontinued operations because the operating results of the eight divested newspapers owned for periods from two days to 36 days following the closing were not significant.
(2)	Includes $8.5 million ($5.2 million after tax or $0.06 per share) of expenses incurred by Knight Ridder related to exploration of strategic alternatives in the first half of fiscal 2006.

NOTE 3. INVESTMENTS IN UNCONSOLIDATED COMPANIES

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of September 24, 2006 (dollars in thousands):

Company	% Ownership Interest	Investment
CareerBuilder	15.0	$225,016
Seattle Times Company	49.5	153,292
Classified Ventures	25.6	76,917
SP	33.3	44,470
Ponderay	27.0	41,719
ShopLocal	15.0	11,307
Topix	11.3	7,844
Knight Ridder/Tribune Information Services	50.0	791
Other	Various	2,177

		$563,533

The Company primarily uses the equity method of accounting for these investments.

The Company has an annual purchase commitment for 86,000 metric tons of newsprint from SP. The Company is required to purchase 56,800 metric tons of newsprint of annual production from Ponderay on a “take-if-tendered” basis at prevailing market prices, until Ponderay’s debt is repaid.

NOTE 4. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their original weighted-average lives, as of September 24, 2006, consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted - Average Estimated Useful Life
Intangible assets subject to amortization:
Advertiser and subscriber lists	$878,151	$(236,267)	$641,884	13.5
Other	25,397	(10,563)	14,834	5.0

Total	$903,548	$(246,830)	656,718

Other intangible assets:
Newspaper mastheads			644,000
Other			385

Total			1,301,103
Goodwill			4,623,020

Total intangible assets and goodwill			$5,924,123

The following is a summary of the changes in identifiable intangible assets and goodwill from December 25, 2005 to September 24, 2006 (in thousands):

	December 25, 2005	Additions	Disposals	Amortization Expense	September 24, 2006
Identifiable intangibles	$269,991	$1,278,000	$(58)	$—	$1,547,933
Accumulated amortization	(226,954)	—	54	(19,930)	(246,830)

	43,037	1,278,000	(4)	(19,930)	1,301,103
Goodwill - net	1,249,053	3,373,967	—	—	4,623,020

Total	$1,292,090	$4,651,967	$(4)	$(19,930)	$5,924,123

The preliminary allocation of intangible assets, subject to future adjustments, consists of the following (in thousands):

	Amount	Average Estimated Useful Life
Advertiser lists	$557,000	13 years
Subscriber lists	65,000	8 years
Software and content syndication	12,000	5 years
Mastheads	644,000	Indefinite

	$1,278,000

Amortization expense was $14,490,000 and $19,930,000 for the three months and nine months ended September 24, 2006, respectively, and was $4,479,000 and $13,438,000 for the three months and nine months ended September 25, 2005, respectively. The remaining estimated amortization expense for fiscal 2006 and for the five succeeding fiscal years is as follows (in thousands):

Year	Estimated Amortization Expense
2006 (remaining)	$15,107
2007	60,124
2008	60,114
2009	60,084
2010	59,406
2011	58,006

NOTE 5. LONG-TERM DEBT

As of September 24, 2006 and December 25, 2005, long-term debt consisted of the following (in thousands):

	September 24, 2006	December 25, 2005
Commercial paper	$—	$154,200
Term A bank debt, interest at 6.21%	1,100,000	—
Publicly-traded notes:
$100 million 6.625% debentures due in 2007	100,033	—
$200 million 9.875% debentures due in 2009	214,356	—
$300 million 7.125% debentures due in 2011	304,765	—
$200 million 4.625% debentures due in 2014	171,835	—
$400 million 5.750% debentures due in 2017	358,911	—
$100 million 7.150% debentures due in 2027	90,606	—
$300 million 6.875% debentures due in 2029	269,781	—

Total long-term debt	$2,610,287	$154,200

The publicly-traded notes are stated net of unamortized discounts and premiums resulting from recording such assumed liabilities at fair value as of the June 27, 2006 Acquisition date.

Through June 27, 2006, the Company used its senior unsecured revolving credit facility, which provided borrowings of up to $500 million. This credit agreement was refinanced with a new $3.2 billion senior unsecured credit facility (Credit Agreement) entered into in connection with the Acquisition. At closing, the Company’s new Credit Agreement consisted of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolver are due on June 27, 2011.

On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility. The Company has subsequently repaid $1.1 billion of the Term A loan and all of the revolving credit facility, primarily from proceeds received in the sale of the eight newspapers (see Note 2). A total of $929.1 million of funds were available under the revolving credit facility at September 24, 2006.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 37.5 basis points to 125.0 basis points. Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s. A commitment fee for the unused revolving credit ranges from 10.0 basis points to 20.0 basis points depending on the Company’s ratings. Standard & Poor’s has rated the facilities “BBB” and Moody’s has rated the facility “Ba1.” Under the structure of the facilities, the Company will pay interest at London Interbank Offered Rate (LIBOR) plus 75.0 basis points on outstanding debt and its commitment fees are currently at 15.0 basis points.

The Credit Agreement contains financial covenants including a minimum interest coverage ratio (as defined) of 3.00 to 1.00 and a maximum leverage ratio (as defined) of 5.50 to 1.00 through September 24, 2006, declining over time to 4.00 to 1.00 on December 28, 2008 and thereafter. At September 24, 2006, the Company was in compliance with all debt covenants.

The Company currently has outstanding letters of credit totaling $70.9 million, including $64.1 million assumed in the Acquisition, securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

NOTE 6. EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans) that cover a majority of its current and former employees. Benefits are based on age, years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide the required benefits. The Company made $40.0 million in voluntary contributions to its plans in early 2006 and does not currently anticipate any additional contributions in the remainder of fiscal 2006.

The Company also has a limited number of supplemental retirement plans to provide key employees with additional retirement benefits. The terms of the plans are generally the same as those of the retirement plans, except that the supplemental retirement plans are limited to key employees and benefits under them are reduced by benefits received under the retirement plans. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations. The increase in pension and post retirement expenses in the third fiscal quarter of 2006 primarily reflects the impact of adding employees and related benefits in the Acquisition.

The elements of pension costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Service cost	$6,839	$5,160	$18,591	$15,477
Interest cost	26,431	8,859	45,150	26,578
Expected return on plan assets	(30,317)	(12,017)	(55,919)	(36,049)
Prior service cost amortization	116	125	348	374
Actuarial loss	3,633	2,305	10,895	6,916

Net pension expense	$6,702	$4,432	$19,065	$13,296

The Company also provides or subsidizes certain retiree health care and life insurance benefits for certain current and former employees of McClatchy and Knight Ridder. The elements of post-retirement expenses are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Service cost	$567	$293	$1,264	$877
Interest cost	1,221	306	1,837	918
Prior service cost amortization	(157)	(160)	(471)	(480)
Actuarial loss	140	98	418	295

Net post-retirement expense	$1,771	$537	$3,048	$1,610

NOTE 7. COMMON STOCK AND STOCK PLANS

On June 27, 2006 the Company increased the authorized number of its Class A Common shares from 100,000,000 to 200,000,000 shares and issued 34,988,009 new Class A Common shares in connection with the Acquisition (see Note 2).

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

Generally, Class B shares can be converted into shares of Class A Common Stock and then transferred freely (unless, following conversion, the outstanding shares of Class B Common Stock would constitute less than 25% of the total number of all outstanding shares of common stock of the Company). In the event that a Class B shareholder attempts to transfer any shares of Class B Common Stock in violation of the agreement, or upon the happening of certain other events enumerated in the agreement as “Option Events,” each of the remaining Class B shareholders has an option to purchase a percentage of the total number of shares of Class B Common Stock proposed to be transferred equal to such remaining Class B shareholder’s ownership percentage of the total number of outstanding shares of Class B Common Stock. If all the shares proposed to be transferred are not purchased by the remaining Class B shareholders, the Company has the option of purchasing the remaining shares. The agreement can be terminated by the vote of the holders of 80% of the outstanding shares of Class B Common Stock who are subject to the agreement. The agreement will terminate on September 17, 2047, unless terminated earlier in accordance with its terms.

Outstanding options and stock appreciation rights (SARs) are summarized as follows:

	Options/ SARs	Weighted Average Exercise Price
Outstanding December 25, 2005	3,248,700	$55.60
Granted	42,000	$47.80
Exercised	(29,875)	$37.29
Forfeited	(47,750)	$63.26

Options outstanding September 24, 2006	3,213,075	$55.57

Options exercisable September 24, 2006	1,912,325	$50.15

The following table summarizes information about stock options and SARs outstanding under stock plans at September 24, 2006:

Range of Exercise Prices	Options/ SARs Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$ 25.10 - $ 45.98	1,085,450	3.97	$40.40	1,085,450	$40.40
$ 47.22 - $ 60.35	1,100,500	7.75	$57.87	421,250	$57.55
$ 62.50 - $ 73.36	1,027,125	7.70	$69.13	405,625	$68.53

	3,213,075	6.45	$55.57	1,912,325	$50.15

The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life for shares granted in fiscal 2006, and for a one-year look back period for shares granted prior to fiscal 2006. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Nine Months Ended
	September 24, 2006	September 25, 2005
Dividend yield	1.57	1.05
Expected life in years	5.27	5.02
Volatility	.19	.14
Risk-free interest rate	5.00%	3.79%
Weighted average fair value of options/SARs granted	$11.01	$12.73

The Company also offers eligible employees the option to purchase common stock under its employee stock purchase plan (ESPP). The expense associated with the plan is computed using a Black-Scholes option valuation model with similar assumptions to those described for stock options, except that volatility is computed using a one-year look back given the short-term nature of this option. Through the third fiscal quarter of 2006, expense associated with the ESPP has generally been less than $175,000 per fiscal quarter. The ESPP will be available to former Knight Ridder employees now employed by McClatchy during the fourth fiscal quarter of 2006 and the expense associated with the ESPP is expected to be double that of the third fiscal quarter of 2006.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The McClatchy Company (the “Company”) is the second-largest newspaper company in the United States based on daily circulation, with 32 daily newspapers and approximately 50 non-dailies. Twenty of its daily newspapers were acquired on June 27, 2006 in the Knight Ridder acquisition (the “Acquisition”) – see Note 2. The Company’s newspapers include the (Minneapolis) Star Tribune, The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer. In addition, McClatchy has a robust network of internet assets, including leading local websites in each of its daily newspaper markets, offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, which provides websites with content, publishing tools and software development; Real Cities (www.RealCities.com), the largest national advertising network of local news websites, including more than 130 newspaper websites; and 15% of CareerBuilder, the nation’s largest online job site. The Company also owns 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as cars.com and apartments.com.

The Company’s primary source of revenue is advertising, which accounts for roughly 85% of the Company’s revenue. While percentages vary from year to year and from newspaper to newspaper, retail advertising carried as a part of newspapers (“run-of-press” or “ROP” advertising) or in advertising inserts placed in newspapers (preprint advertising), generally contributes roughly 40% of advertising revenues at the Company’s newspapers. Recent trends have been for certain national or regional retailers to use greater preprint advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising (including online classified advertising), primarily in automotive, employment and real estate categories, generally contributes about 45% of advertising revenue and national advertising generally contributes about 10% of total advertising. Direct marketing and other advertising make up the remainder of the Company’s advertising revenues. Circulation revenues contribute roughly 15% of the Company’s newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See the following Results of Operations for a discussion of the Company’s revenue performance and contribution by category for the third fiscal quarter and first nine months of fiscal 2006 and fiscal 2005.

Recent Trends and Events

Acquisition of Knight-Ridder, Inc. (“Knight Ridder”)

Acquisition Transaction:

On June 27, 2006 (the second day of the Company’s third fiscal quarter), the Company completed the purchase of Knight Ridder pursuant to a definitive merger agreement entered into on March 12, 2006, under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and .5118 of a Class A McClatchy common share. The Company issued approximately 35.0 million Class A common shares in connection with the Acquisition. The total purchase price was approximately $4.6 billion. In addition, the Company assumed $1.9 billion in Knight Ridder long-term debt at closing.

Knight Ridder published 32 daily newspapers in 29 U.S. markets, with a total circulation of 3.4 million daily and 4.5 million Sunday, operated websites in all of its markets and owned a variety of internet and other investments which consisted of: 33.3% of CareerBuilder LLC (“CareerBuilder”) and ShopLocal LLC (“ShopLocal”), 25% of Topix.net (“Topix”), 21.5% of Classified Ventures LLC (“Classified Ventures”), 33.3% interest in SP Newsprint Company (“SP”), 13.5% interest in the Ponderay Newsprint Company (“Ponderay”) and 49.5% of The Seattle Times Company which owns The Seattle Times newspaper and weekly newspapers in the Puget Sound area, and daily newspapers located in Walla Walla and Yakima, Washington and in Portland, Maine and various other smaller investments. Knight Ridder was the founder and operator of Real Cities, the largest national advertising network of local news websites.

Disposition Transactions:

In conjunction with the Acquisition, the Company divested 12 Knight Ridder newspapers for strategic and antitrust reasons. The divested newspapers were the Philadelphia Inquirer; Philadelphia Daily News; San Jose Mercury News; St. Paul Pioneer Press; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN). The Company received cash proceeds of approximately $2.0 billion (net of transaction costs). In addition, the buyers assumed approximately $77.0 million of Knight Ridder retirement obligations related to certain newspapers. Four of the 12 newspapers were sold concurrently with the closing of the Acquisition. The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition. The operating results of these eight divested newspapers for the periods they were owned by the Company, including interest expense and debt issuance costs related to bank debt incurred until their sales, are included in discontinued operations in the Company’s Consolidated Statement of Income for the three months and nine months ended September 24, 2006. No accounting gain or loss was recognized on the sale of the 12 newspapers. Current liabilities include approximately $745.0 million in income taxes payable related to the sale of these 12 newspapers and the equity investments discussed below. These taxes are expected to be paid in December 2006.

To consummate the Acquisition, the Company borrowed $3.076 billion under a new bank debt facility (see Note 5) and used the proceeds from the sales of four Knight Ridder newspapers in order to pay Knight Ridder shareholders ($2.7 billion) and refinance its and Knight Ridder’s bank debt ($498.0 million). The $1.745 billion proceeds from the sales of the eight Knight Ridder newspapers sold after the Acquisition closed were used to repay debt.

In July 2006, the Company sold 18.3% of its interest in each of CareerBuilder and ShopLocal, and 13.75% of its interest in Topix for an aggregate of $309.7 million in cash and used the proceeds to repay debt. The Company retained a 15% interest in CareerBuilder and ShopLocal and an 11.25% interest in Topix. No accounting gain or loss was recognized on the sale of these investments.

Acquisition Accounting:

The Acquisition was accounted for as a purchase. The purchase price is being allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition. The purchase price allocation will be finalized after the completion of an independent valuation report, which is currently in progress.

Recent Accounting Pronouncements:

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” This Interpretation specifies requirements for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective beginning in the Company’s first quarter of fiscal 2007. The Company is currently assessing the impact of the Interpretation on its financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.” This statement requires recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligations) and (2) funded status of a post-retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. This Statement is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of this Statement on its financial statements.

Advertising Revenues:

Classified advertising revenues have slowed over the last several quarters and declined in the third fiscal quarter of 2006 compared to fiscal 2005. The decline in classified advertising partially reflects an industry-wide slowdown in automotive advertising that began in 2004. More recently, employment advertising has begun to slow in most markets. While real estate advertising has generally remained strong, increases in long-term interest rates and the evolving economic cycle have resulted in less robust growth rates in real estate advertising in the third fiscal quarter of 2006. National advertising has also declined in fiscal 2006 reflecting a slowdown in a number of segments including telecommunications and automotive manufacturers. These declines have been partially offset by growth in retail, direct marketing and online advertising categories. Nonetheless, advertising revenues declined 0.8% in the third fiscal quarter of 2006 on a pro forma basis, assuming all operations were owned in the third fiscal quarter of 2006 and 2005. Please see the revenue discussions in management’s review of its results below.

Newsprint Expenses:

The Company incurred three newsprint price increases in fiscal 2005 and one newsprint price increase during the first nine months of fiscal 2006. Through the first nine months of 2006, newsprint expense was 6.6% higher than pro forma newsprint expense in 2005, reflecting the higher prices offset partially by lower newsprint usage. Newsprint pricing is dependent on global demand and supply for newsprint. Given the effect of the Acquisition and all other things being equal, a hypothetical $10 per metric ton change in newsprint prices affects earnings per share by four cents annually. The impact of newsprint price increases on the Company’s expenses is discussed under “Results of Operations.”

RESULTS OF OPERATIONS

The Company noted the following additional items related to the Acquisition and other matters that impacted the 2006 third fiscal quarter and year-to-date results:

•	The Company issued approximately 35.0 million Class A common shares in connection with the Acquisition. As a result, the weighted average diluted shares used to calculate earnings per share in 2006 increased to 81.2 million shares in the third fiscal quarter of 2006 and increased to 58.4 million in the first nine months of fiscal 2006 compared to 47.0 million in the respective 2005 interim periods.

•	The Company sold land in Roseville, CA that had been held since 1996 for $10.7 million and used the proceeds to repay debt. The Company recorded a pre-tax gain of $9.0 million on the sale in the third fiscal quarter of 2006.

•	The Company implemented SFAS 123R, “Share-Based Payments” at the beginning of fiscal 2006 and recorded stock-based compensation of $1.8 million in the third fiscal quarter of 2006 and $5.9 million in the first nine months of fiscal 2006.

•	As a result of the Acquisition, the Company has added operations in states with lower tax rates than some of its existing markets. Accordingly, the Company has recorded its deferred tax liabilities and assets at its new lower effective state tax rate. This resulted in a reduction to the third fiscal quarter of 2006 income tax provision of $5.9 million. The Company’s effective tax rate is expected to be between 39.0% and 39.5% in future years.

•	The 20 former Knight Ridder newspapers had recorded approximately $4.4 million in deferred online employment advertising revenues, which the Company was required to value at zero in the purchase price allocation. This resulted in a reduction of approximately $4 million in third fiscal quarter of 2006 online employment advertising revenues that would have been recognized had there been no change in control (“purchase accounting adjustment”). As a result, the third fiscal quarter of 2006 trend in employment advertising revenues and online advertising revenues is not fully reflective of the underlying business conditions in the third fiscal quarter of 2006.

The growth in revenues, expenses and net income in the third fiscal quarter of 2006 compared to the same periods in 2005 resulted largely from the Acquisition. To facilitate an analysis of operating results, the comparative analysis between the quarter and nine months ended September 24, 2006 and September 25, 2005 discussed below is supplemented by a comparison to 2005 results on a pro forma basis. Pro forma means that results are presented as if Knight Ridder and the 20 newspapers retained by the Company, which were acquired on June 27, 2006, were owned since the beginning of the period covered by the discussion. The financial results for Knight Ridder and the 20 newspapers retained by the Company included in the pro forma information were derived from the historical unaudited financial statements of Knight Ridder. The Company believes that the use of pro forma reporting of operating results enhances measurement of performance by permitting comparisons with prior historical data. Such supplemental pro forma data are not necessarily indicative of the operating results that would have occurred if the Acquisition had been completed as of the dates indicated.

Third Fiscal Quarter of 2006 Compared to Third Fiscal Quarter of 2005

The Company reported net income of $51.8 million or $0.64 per share for the third fiscal quarter of 2006, which included a loss from discontinued operations of $8.9 million or $0.11 per share. Income from continuing operations was $60.7 million or $0.75 per share in the third fiscal quarter of 2006 compared to $38.6 million or $0.82 per share in the third fiscal quarter of 2005.

Revenues:

Revenues in the third fiscal quarter of 2006 were $680.9 million, up $388.3 million from revenues in the third fiscal quarter of 2005. Advertising revenues were $575.9 million and circulation revenues were $86.0 million in the third fiscal quarter of 2006. On a pro forma basis, total revenues declined $9.3 million or 1.4%. On a pro forma basis, advertising revenues declined $4.6 million or 0.8% from the third fiscal quarter of 2005, reflecting the difficult advertising environment facing many media companies. On a pro forma basis, circulation revenues declined $3.8 million or 4.2% from the third fiscal quarter of 2005.

The following table summarizes the Company’s revenues by category for the third fiscal quarter of 2006 compared to the third fiscal quarter of 2005 on an as reported basis and on a pro forma basis which included Knight Ridder and the 20 retained newspapers added in the Acquisition as if they had been owned for periods presented (dollars in thousands):

	Fiscal Quarter Ended			Fiscal Quarter Ended
	(As Reported) September 24, 2006	(As Reported) September 25, 2005	% Change	(As Reported) September 24, 2006	(Pro Forma) September 25, 2005	% Change
Advertising:
Retail	$239,962	$97,998	144.9	$239,962	$236,872	1.3
National	54,827	23,370	134.6	54,827	61,202	(10.4)
Classified:
Auto	56,379	28,129	100.4	56,379	62,232	(9.4)
Employment	80,288	39,659	102.4	80,288	87,129	(7.9)
Real estate	72,782	33,042	120.3	72,782	65,758	10.7
Other	25,098	10,144	147.4	25,098	26,295	(4.6)

Total classified	234,547	110,974	111.4	234,547	241,414	(2.8)

Direct marketing and other	46,567	15,072	209.0	46,567	41,022	13.5

Total advertising	575,903	247,414	132.8	575,903	580,510	(0.8)
Circulation	86,001	40,010	114.9	86,001	89,808	(4.2)
Other	19,024	5,193	266.3	19,024	19,942	(4.6)

Total revenues	$680,928	$292,617	132.7	$680,928	$690,260	(1.4)

Retail advertising increased 144.9% or $142.0 million from the third fiscal quarter of 2005. On a pro forma basis, retail advertising increased 1.3% or $3.1 million from the third fiscal quarter of 2005. On a pro forma basis, online retail advertising increased 81.5% or $2.5 million from the third fiscal quarter of 2005, while print ROP advertising decreased 1.3% or $1.8 million from the third fiscal quarter of 2005. On a pro forma basis, preprint advertising increased 2.6% or $2.4 million. Preprint and online retail advertising were up at most of the Company’s newspapers.

National advertising increased $31.5 million or 134.6% from the third fiscal quarter of 2005. On a pro forma basis, national advertising decreased 10.4% or $6.4 million from the third fiscal quarter of 2005. The declines were primarily in the telecommunications, automotive and airlines/transportation categories.

Classified advertising increased $123.6 million or 111.4% from the third fiscal quarter of 2005. On a pro forma basis, classified advertising decreased 2.8% or $6.9 million from the third fiscal quarter of 2005.

•	Automotive advertising increased $28.3 million or 100.4% from the third fiscal quarter of 2005. On a pro forma basis, automotive advertising declined $5.9 million or 9.4% from the third fiscal quarter of 2005, reflecting an industry-wide trend.

•	Employment advertising increased $40.6 million or 102.4% from the third fiscal quarter of 2005. On a pro forma basis, employment advertising decreased $6.8 million or 7.9% from the third fiscal quarter of 2005. On a pro forma basis, employment advertising would have declined only 3.3% in the third fiscal quarter of 2006 but for the purchase accounting adjustment, which prohibited the recognition of approximately $4 million in online employment revenues. Employment advertising began to slow late in the second fiscal quarter of 2006 and continued into the third fiscal quarter of 2006.

•	Real estate advertising was up $39.7 million or 120.3% from the third fiscal quarter of 2005. On a pro forma basis, real estate advertising increased 10.7% or $7.0 million from the third fiscal quarter of 2005. While this category remained strong, the rate of growth in real estate advertising has begun to slow in some markets, reflecting a slowdown in the housing market in general.

•	Online classified advertising increased $23.0 million or 171.1% from the third fiscal quarter of 2005. On a pro forma basis, online classified advertising increased $2.5 million or 7.3% from the third fiscal quarter of 2005 and would have increased 19.0%, but for the purchase accounting adjustment discussed above.

Online advertising, which is included in each of the advertising categories discussed above, totaled $47.1 million in the third fiscal quarter of 2006, an increase of $32.1 million or 213.3% over the third fiscal quarter of 2005. On a pro forma basis, online advertising increased 16.3% or $6.6 million from the third fiscal quarter of 2005 and would have been up 26.2% if the revenues related to the purchase accounting adjustment discussed above had been recognized. The increase in pro forma online advertising revenues was attributable equally to increases in online retail advertising and online classified advertising as discussed above.

Direct marketing revenues increased $31.9 million or 220.6% from the third fiscal quarter of 2005. On a pro forma basis, direct marketing revenues increased 14.6% or $5.9 million from the third fiscal quarter of 2005 and were up primarily due to expanded direct mail programs and the addition of small niche products at various newspapers.

Circulation revenues increased $46.0 million or 114.9% from the third fiscal quarter of 2005. On a pro forma basis, consolidated circulation revenues decreased $3.8 million or 4.2% from the third fiscal quarter 2005. The decline in circulation revenues primarily reflects lower circulation volumes, sales mix and promotional programs at certain newspapers. Circulation revenues have also been impacted by reorganizations at some newspapers to move from employee delivery to independent contractors where costs are recorded net of circulation revenues.

Operating Expenses:

Operating expenses increased $325.2 million or 142.4% in the third fiscal quarter of 2006 related primarily to expenses added by the Acquisition. The total additional depreciation and amortization added by the Acquisition was $27.0 million in the third fiscal quarter of 2006 compared to 2005 reported amounts. On a pro forma basis, operating expenses were down $6.3 million or 1.1% from the third fiscal quarter of 2006. On a pro forma basis, compensation costs were down 3.1%, (3.6% excluding stock-based compensation expense of $1.8 million), with salaries down 1.5%, reflecting merit increases offset by a 4.5% reduction in head count. On a pro forma basis, fringe benefits were down 8.9%, primarily reflecting lower retirement and medical expenses. On a pro forma basis, newsprint and supplement expense was up 2.8% with newsprint expense up 4.6% and supplement expense down 5.8%. Newsprint price increases were partially offset by a decline in consumption. On a pro forma basis, other operating costs were up 1.1% largely due to increases in bad debt expense, circulation solicitation expenses related to new direct marketing programs and energy costs. On a pro forma basis, depreciation and amortization expense decreased $1.8 million due mostly to lower amortization of intangibles at the (Minneapolis) Star Tribune.

Interest Expense:

Interest expense was $48.4 million for the third fiscal quarter of 2006. The increase in interest expense is due primarily to increased debt to finance the Acquisition.

Gain on Sale of Land and Other:

The Company also recorded a pre-tax gain of $9.0 million from the sale of land in Roseville, CA in the third fiscal quarter of 2006. This land was held for about 10 years and was sold to take advantage of the increase in property values in the Sacramento, CA area. The proceeds were used to reduce bank debt.

Income Taxes:

The income tax rate in the third fiscal quarter of 2006 was 31.5%, compared to 38.4%, a rate that benefited from the reconciliation of the income tax provision to the 2004 federal and state tax returns, in third fiscal quarter of 2005. Many of the Company’s new operations are in states with lower tax rates than its existing markets, lowering the Company’s effective state tax rate. The Company recalculated its existing deferred tax liabilities and assets at this new effective state tax rate, which resulted in a reduction to the third fiscal quarter of 2006 income tax provision of $5.9 million. The effective tax rate for future years is expected to be in the 39.0% to 39.5% range, but the tax rate is preliminary and may change when the purchase price allocation and related deferred taxes are finalized.

Discontinued Operations:

Loss from discontinued operations was $8.9 million or $0.11 per diluted share. The Company sold the 12 Knight Ridder newspapers identified as either not fitting with its strategy of operating in growth markets or to assuage antitrust issues. Eight of the 12 were held for periods ranging from two to 36 days following the closing of the Acquisition, and their results, including the interest expense of $7.7 million and debt issuance costs of $9.2 million related to the debt incurred until their sale, are recorded as discontinued operations. No accounting gain or loss was recorded related to the disposition of the newspapers.

First Nine Months of Fiscal 2006 Compared to First Nine Months of Fiscal 2005

The Company reported net income of $123.7 million or $2.12 per share for the first nine months of fiscal 2006, which included a loss from discontinued operations of $8.9 million or $0.15 per share. Income from continuing operations was $132.6 million or $2.27 per share in the first nine months of fiscal 2006 compared to $115.1 million or $2.45 per share in the first nine months of fiscal 2005. Revenues and expenses in the nine-month period were generally affected by the trends discussed in the quarterly comparison above, with exceptions noted below.

Revenues:

Revenues in the first nine months of fiscal 2006 were $1.3 billion, up 44.6% from revenues in the first nine months of fiscal 2005. Advertising revenues were $1.1 billion and circulation revenues were $164.8 million in the first nine months of fiscal 2006. On a pro forma basis, revenues increased $1.1 million or 0.1% from the first nine months of fiscal 2005. On a pro forma basis, advertising revenues increased $16.9 million or 1.0% and circulation revenues decreased $11.9 million or 4.3% from the first nine months of fiscal 2005.

The following table summarizes the Company’s revenues by category for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 on an as reported basis and on a pro forma basis which included Knight Ridder and the 20 retained newspapers added in the Acquisition as if they had been owned for both periods presented (dollars in thousands):

	(As Reported) Year to Date			(Pro Forma) Year to Date
	September 24, 2006	September 25, 2005	% Change	September 24, 2006	September 25, 2005	% Change
Advertising:
Retail	$441,345	$297,477	48.4	$726,938	$727,600	(0.1)
National	101,386	72,036	40.7	176,971	189,892	(6.8)
Classified:
Auto	104,686	87,220	20.0	169,458	191,557	(11.5)
Employment	156,286	114,564	36.4	259,280	252,671	2.6
Real estate	144,702	91,420	58.3	220,357	192,037	14.7
Other	44,528	30,865	44.3	76,469	78,390	(2.5)

Total classified	450,202	324,069	38.9	725,564	714,655	1.5

Direct marketing and other	78,959	43,280	82.4	140,989	121,444	16.1

Total advertising	1,071,892	736,862	45.5	1,770,462	1,753,591	1.0
Circulation	164,804	122,451	34.6	265,208	277,108	(4.3)
Other	30,470	16,987	79.4	57,206	61,112	(6.4)

Total revenues	$1,267,166	$876,300	44.6	$2,092,876	$2,091,811	0.1

Retail advertising increased 48.4% or $143.9 million from the first nine months of fiscal 2005. On a pro forma basis, retail advertising decreased 0.1% or $0.7 million from the first nine months of fiscal 2005, while ROP advertising decreased 2.4% or $10.5 million from the first nine months of fiscal 2005. On a pro forma basis, preprint advertising was up 1.2% or $3.3 million. On a pro forma basis, online retail advertising increased 75.0% or $6.5 million from the first nine months of fiscal 2005.

National advertising increased $29.4 million or 40.7% from the first nine months of fiscal 2005. On a pro forma basis, national advertising decreased 6.8% or $12.9 million from the first nine months of fiscal 2005. The declines reflect the same categories as discussed in the quarterly results.

Classified advertising increased $126.1 million or 38.9% from the first nine months of fiscal 2005. On a pro forma basis, classified advertising increased 1.5% or $10.9 million from the first nine months of fiscal 2005.

•	Automotive advertising increased $17.5 million or 20.0% from the first nine months of fiscal 2005. On a pro forma basis, automotive advertising declined $22.1 or 11.5% from the first nine months of fiscal 2005, reflecting an industry-wide trend.

•	Employment advertising increased $41.7 million or 36.4% from the first nine months of fiscal 2005. On a pro forma basis, employment advertising increased 2.6% or $6.6 million from the first nine months of fiscal 2005 and would have been up 4.2% or $10.6 million but for the purchase price adjustment to revenues from the former Knight Ridder newspapers.

•	Real estate advertising was up $53.3 million or 58.3% from the first nine months of fiscal 2005. On a pro forma basis, real estate advertising increased 14.7% or $28.3 million from the first nine months of fiscal 2005, reflecting an industry-wide trend.

•	Online classified advertising increased $27.2 million or 72.9% from the first nine months of fiscal 2005. On a pro forma basis, online classified advertising increased $22.2 million or 23.3% from the first nine months of fiscal 2005 and would have increased 27.5% but for the purchase price adjustment to online revenue discussed above.

Online advertising, which is included in each of the advertising categories discussed above, totaled $81.5 million in the first nine months of fiscal 2006, an increase of $39.8 million or 95.4% over the third fiscal quarter of 2005. On a pro forma basis, online advertising increased 29.0% or $32.7 million from the first nine months of fiscal 2005 and would have been up 32.5% if the revenues related to the purchase accounting adjustment discussed above had been recognized. This increase was attributable to a $6.5 million increase in online retail advertising and $22.2 million increase in online classified advertising as discussed above.

Direct marketing revenues increased $36.1 million or 86.7% from the first nine months of fiscal 2005. On a pro forma basis, direct marketing revenues increased 16.7% or $20.0 million from the first nine months of fiscal 2005 and were up primarily due to expanded direct mail programs and the addition of small niche products at various newspapers.

Circulation revenues increased $42.4 million or 34.6% from the first nine months of fiscal 2005. On a pro forma basis, circulation revenues decreased 4.3% or $11.9 million from the first nine months of fiscal 2005 and was impacted by those factors discussed in the quarterly results.

Operating Expenses:

Operating expenses increased 49.4% or $336.6 million in the first nine months of fiscal 2006 related primarily to expenses added by the Acquisition. On a pro forma basis, operating expenses were up $57.0 million or 3.4% from the first nine months of fiscal 2005. The 2006 pro forma expenses include $15.6 million in stock-based compensation expense and $8.5 million in expenses related to Knight Ridder’s analysis of strategic alternatives in the first half of fiscal 2006. On a pro forma basis, compensation costs were up 2.9%, (1.1% excluding stock-based compensation expense), with salaries up 2.8%, reflecting merit increases offset by a 3.1% reduction in head count; and fringe benefits up 3.2%, primarily reflecting higher retirement expenses. On a pro forma basis, newsprint and supplement expense was up 4.9% with newsprint expense up 6.6% and supplement expense down 3.2%. Newsprint price increases were partially offset by an 8.3% decline in consumption. On a pro forma basis, other operating costs were up 5.2% primarily due to the $8.5 million in costs to analyze strategic alternatives at Knight Ridder and other areas discussed in the quarterly comparisons. On a pro forma basis, depreciation and amortization expense declined 2.3%, reflecting the same items discussed in the quarterly comparisons.

Interest Expense:

Interest expense was $52.1 million for the first nine months of fiscal 2006. The increase in interest expense is due primarily to debt used to finance the Acquisition.

Gain on Sale of Land and Other:

The Company also recorded a pre-tax gain of $9.0 million from the sale of land in Roseville, CA in the third quarter of fiscal 2006 as previously discussed.

Income Taxes:

The effective tax rate was 36.2% in the first nine months of fiscal 2006 compared to 39.3% in the first nine months of fiscal 2005 and was impacted by those factors discussed in the quarterly results. The effective tax rate for future years is expected to be in the 39.0% to 39.5% range, but the tax rate is preliminary and may change when the purchase price allocation and related deferred taxes are finalized.

Discontinued Operations:

Loss from discontinued operations was $8.9 million or $0.15 per diluted share as discussed in the quarterly comparisons above.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $140.9 million as of September 24, 2006. The Company generated $141.0 million of cash from operating activities for the first nine months of fiscal 2006. The Company has income taxes payable of approximately $745.0 million that will be paid in December 2006, related primarily to the sale of the divested newspapers and equity investments. The proceeds for these sales are reflected in the investing activities section of the Statement of Cash Flows and are discussed below. In addition, the Company has recorded $119.0 million in accrued compensation for amounts due under Income Security Agreements (“ISA”) that will be paid to former Knight Ridder executives. As a result of these two large payments, the subtotal of cash flow from operations for full-year 2006 will show a significant use of cash. The payments are expected to be funded by cash and cash equivalents, and borrowings under the Company’s revolving credit facility.

The Company used $511.1 million of cash from investing activities in the nine months ended September 24, 2006. The largest investing uses of cash were $2.8 billion to acquire Knight Ridder and $50.3 million for purchases of property, plant and equipment. These uses were partially offset by the proceeds from the sale of the 12 newspapers and equity investments, totaling $2.3 billion. Capital expenditures for full year fiscal 2006 are estimated to be approximately $75.0 million to $80.0 million including the recently acquired Knight Ridder operations. Additionally, there are $8.0 million of capital expenditures previously incurred by Knight Ridder that will be paid by McClatchy and expected to be reflected in the Company’s Statement of Cash Flows in 2006.

The Company generated $508.0 million of cash from financing sources in the nine months ended September 24, 2006. Sources include cash drawn from its new credit facility to complete the Acquisition and to refinance existing debt ($3.2 billion), offset by subsequent debt repayment ($2.6 billion) and payment of $26.8 million in debt issuance costs. The Company paid $25.3 million in dividends in the first nine months of fiscal 2006. The Company also received $3.6 million in proceeds from issuing Class A stock under employee stock plans.

Debt and Related Matters:

Through June 27, 2006, the Company used its senior unsecured revolving credit facility, which provided borrowings of up to $500 million. This credit agreement was refinanced with a new $3.2 billion senior unsecured credit facility (Credit Agreement) entered into in connection with the Acquisition. At closing, the Company’s new Credit Agreement consisted of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolver are due on June 27, 2011.

On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility. The Company has subsequently repaid $1.1 billion of the Term A loan and all of the revolving credit facility, primarily from proceeds received in the sale of the eight newspapers (see Note 2). A total of $929.1 million of funds were available under the revolving credit facility at September 24, 2006.

In mid-December 2006, the Company expects to use all of its excess cash and to draw down on its revolving credit line in the Credit Agreement to pay income taxes and make the ISA payments discussed above. As a result, the Company expects debt, including the publicly traded bonds, at year-end 2006 to be approximately $3.3 billion.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 37.5 basis points to 125.0 basis points. Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s. A commitment fee for the unused revolving credit ranges from 10.0 basis points to 20.0 basis points depending on the Company’s ratings. Standard & Poor’s has rated the facilities “BBB” and Moody’s has rated the facility “Ba1.” Under the structure of the facilities, the Company will pay interest at London Interbank Offered Rate (LIBOR) plus 75.0 basis points on outstanding debt and its commitment fees are currently at 15.0 basis points.

The Credit Agreement contains financial covenants including a minimum interest coverage ratio (as defined) of 3.00 to 1.00 and a maximum leverage ratio (as defined) of 5.50 to 1.00 through September 24, 2006, declining over time to 4.00 to 1.00 on December 28, 2008 and thereafter. At September 24, 2006, the Company was in compliance with all debt covenants.

The Company currently has outstanding letters of credit totaling $70.9 million, including $64.1 million assumed in the Acquisition, securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

Contractual Obligations:

As of September 24, 2006, the Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2008, totaling approximately $33.9 million.

Significant changes in the Company’s contractual obligations since year-end 2005 include the liabilities assumed in the Acquisition, payment of pension obligations for its qualified plans through the voluntary $40.0 million contribution and payments on purchase obligations throughout the year. As it relates to the legacy McClatchy retirement plans, obligations for non-qualified plans were $27.6 million as of September 24, 2006; while the qualified plans have a $199.4 million balance in prepaid pension assets as of September 24, 2006. In addition the Company added $295.7 million in employment benefit obligations related to the Acquisition.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based upon the Company’s expected debt balance at December 31, 2006 (see Debt and Related Matters above), and all other things being equal, a hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease the Company’s annual net income by $2.5 million to $3.0 million.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting in the most recent quarter, we have excluded the Knight Ridder business. Material changes in internal control over financial reporting of the Knight Ridder business, if any, will be included in the first annual assessment of internal control over financial reporting, as required, which will be for the fiscal year ended December 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 1A. Risk Factors That Could Affect Operating Results

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company’s actual and expected financial performance and operations, and statements. These statements are based upon current expectations and knowledge of factors impacting the Company’s business, including, without limitation, statements about litigation, advertising revenues, return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, stock option expenses, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions. For all of those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference, particularly the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2006, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in the forward-looking statements: finalization of the purchase price allocation for the Acquisition; general economic, market or business conditions, especially in any of the markets where the Company operates newspapers; impact of any litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers or other forms of media in the Company’s principal markets; increased consolidation among major retailers in its newspaper markets or other events depressing the level of advertising; changes in managements ability to negotiate and obtain favorable terms under collective bargaining arrangements with employees; competitive action by other companies; difficulties in servicing debt obligations; other occurrences leading to decreased circulation and diminished revenues from both retail and classified advertising; and other factors, many of which are beyond management’s control.

Risks Associated With The Acquisition of Knight Ridder:

The acquisition of Knight Ridder could disrupt the Company’s business and harm its financial condition if it is not able to successfully integrate the acquired businesses or if expected benefits of the combination do not materialize.

The Acquisition diluted existing stockholders’ percentage ownership. McClatchy entered into the merger with the expectation that the merger will result in benefits to the Company, including the realization of certain synergies.

Under accounting principles generally accepted in the United States, McClatchy has accounted for the merger using the purchase method of accounting. Under purchase accounting, McClatchy has recorded the market value of its Class A Common Stock issued in connection with the merger, at a stock price of $52.06, reflecting the average stock price near the date of the Acquisition was announced. The cash paid to Knight Ridder shareholders and the amount of direct transaction costs as the cost of acquiring the business of Knight Ridder has also been allocated in total purchase price of Knight Ridder. McClatchy is in the process of allocating the cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as advertiser and subscriber lists and acquired technology, based on their respective fair values at June 27, 2006. As a result, the purchase accounting treatment of the merger could have a material adverse effect on the market value of McClatchy Class A Common Stock.

McClatchy expects to realize cost savings of approximately $60 million from the combination of the two companies, primarily by reducing redundancy in staffing for corporate and digital functions, and to a lesser extent, savings at the individual newspaper level through combined purchasing of products and capital expenditures. There is no assurance that these cost savings will be realized in the amount or timing that management has projected.

McClatchy has incurred substantial bank debt and assumed $1.9 billion in Knight Ridder debt in connection with the Acquisition. The increased interest expense associated with the new debt will have an adverse effect on net income and earnings per share. In addition, the Company issued approximately 35.0 million of Class A Common Stock in connection with the transaction. The additional shares outstanding will have an adverse effect on earnings per share.

Item 6. Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 35 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant

November 3, 2006	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer

November 3, 2006	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description
2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company’s By-laws as amended as of June 22, 2006, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed June 28, 2006.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1*	Credit Agreement dated June 27, 2006 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.2 in the Company’s Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.2*	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company’s Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.3*	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company’s Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

**10.4*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 31, 2000.

**10.5*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Report on Form 8-K filed May 23, 2005.

**10.6*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s 2001 Form 10-K.

**10.7*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Form 10-K.

**10.8*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.9*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.10*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005.

**10.11*	The Company’s Amended and Restated Chief Executive Bonus Plan, included as Exhibit 10.12 to the Company’s Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.12*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company’s 2003 Form 10-K.

10.13*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

21	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors