Form 10-K
period 2006-12-31
MCCLATCHY CO
filed 2007-03-01
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 25, 2006: approximately $2,365,373,000. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 23, 2007:

Class A Common Stock	55,865,162 Shares
Class B Common Stock	26,110,397 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s May 16, 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part II and Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

INDEX TO THE McCLATCHY COMPANY

2006 FORM 10-K

PART I

ITEM 1.	BUSINESS

Available Information

The McClatchy Company (“McClatchy” or the “Company”) maintains a website which includes an investor relations page available to all interested parties at www.mcclatchy.com. All filings with the United States Securities and Exchange Commission, along with any amendments thereto, are available free of charge on our website at www.mcclatchy.com/investor/. The Company’s corporate governance guidelines; charters for the following committees of the board of directors: audit, committee on the board, pension and savings plan, compensation and nominating committees; and the Company’s codes of business conduct may also be found on this website. In addition, paper copies of any such filings and corporate governance documents are available free of charge by contacting us at the address listed on the cover page of this filing. The contents of this website are not incorporated into this filing. Further, our reference to the URL for this website is intended to be an inactive textual reference only.

Overview

The Company dates from the California Gold Rush era of 1857. Its three original California newspapers—The Sacramento Bee, The Fresno Bee and The Modesto Bee—were the core of the Company until 1979 when the Company began to diversify geographically outside of California. At that time it purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri-City Herald in Southeastern Washington. In 1986, the Company purchased The (Tacoma) News Tribune. The Company expanded into the Carolinas when it purchased newspapers in South Carolina in 1990 and The News and Observer Publishing Company in North Carolina in 1995. In 1998, the Company expanded into Minnesota with the acquisition of The Star Tribune Company. It expanded further in California with the purchase of the Merced Sun-Star and five related non-daily newspapers (the “Merced Group”) in 2004.

On June 27, 2006, the Company acquired Knight-Ridder, Inc. (the “Acquisition”) and subsequently sold 12 of the daily newspapers acquired in the Acquisition. On December 26, 2006, the Company entered into an agreement to sell the (Minneapolis) Star Tribune newspaper. Accordingly, the 12 former Knight Ridder newspapers which have been sold and the Star Tribune’s results are not included in any of the Company’s discussions of continuing operations in this Report.

The Company is the third largest newspaper company in the United States based on daily circulation (after the sale of the (Minneapolis) Star Tribune newspaper), with 31 daily newspapers and approximately 50 non-dailies located in 29 markets across the country. McClatchy-owned newspapers include The Miami Herald, The Sacramento Bee, the (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer and The (Raleigh) News & Observer. In addition, the Company has a robust network of internet assets, including leading local websites in each of its daily newspaper markets, offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, an interactive operation that provides websites with content, publishing tools and software development; Real Cities, the largest national advertising network of local news websites, including more than 140 newspaper websites; and 15.0% of CareerBuilder LLC, the nation’s largest online job site. The Company also owns 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as cars.com and apartments.com.

The Company’s newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the fiscal year 2006, the Company had an average paid daily circulation of 2,842,452 and Sunday circulation of 3,523,177.

The Company is committed to a three-pronged strategy:

•	First, to operate high-quality newspapers in growth markets.

•

Second, to extend these franchises by supplementing the mass reach of the newspaper with direct marketing and direct mail products so that advertisers can capture broad appeal and targeted audiences with one-stop shopping.

•	And finally, to operate the leading local internet business in each of its daily newspaper markets.

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

NEWSPAPER OPERATIONS

The operations and results of the (Minneapolis) Star Tribune newspaper are not included in any of the Company’s newspaper operations discussed below due to its pending sale.

Each of the Company’s newspapers is largely autonomous in its business and editorial operations so as to meet most effectively the needs of the communities it serves. Publishers and editors of the newspapers make the day-to-day decisions and, within limits, are responsible for their own budgeting and planning.

Each of the Company’s daily newspapers has the largest circulation of any newspaper serving its particular community, and coupled with a leading local website in each community, reaches a broad audience in each market. The Company believes that its broad reach in each market is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues were 86% of consolidated net revenues in fiscal 2006 and 2005 and circulation revenues approximated 12% of consolidated net revenues in these years.

The Company’s newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year. The first quarter is historically the weakest quarter for revenues and profits.

The following table summarizes the circulation of each of the Company’s daily newspapers. These circulation figures are reported on the Company’s fiscal year basis and are not meant to reflect Audit Bureau of Circulations (“ABC”) reported figures. The acquired newspapers were not operated by the Company prior to June 27, 2006.

	2006		2005
Circulation by Newspaper	Daily	Sunday	Daily	Sunday
The Miami Herald * (1)	367,923	464,365	387,481	507,232
The Sacramento Bee	283,561	323,271	293,350	334,234
The Kansas City Star * (2)	260,535	360,221	262,891	368,918
Charlotte Observer *	215,410	269,474	222,126	276,107
(Fort Worth) Star-Telegram *	213,425	309,766	227,408	324,970
The (Raleigh) News & Observer	171,971	211,501	171,794	211,490
The Fresno Bee	155,697	180,288	160,769	186,454
The (Tacoma) News Tribune	118,479	132,986	125,057	139,738
Lexington Herald-Leader *	112,039	138,116	114,711	144,347
The (Columbia) State *	107,163	139,476	113,878	142,345
The Wichita Eagle *	88,505	138,880	90,511	146,707
The Modesto Bee	82,064	87,073	83,859	88,944
Anchorage Daily News	65,997	75,271	67,712	78,111
Idaho Statesman *	64,825	85,260	64,895	85,924
The (Macon) Telegraph *	58,000	74,299	60,563	79,540
Belleville News-Democrat *	52,966	65,646	54,086	64,540
The (Myrtle Beach) Sun News *	50,042	60,733	50,634	60,859
The Bradenton Herald *	45,419	50,391	45,977	51,052
(Biloxi) Sun Herald *	44,325	50,076	41,530	48,866
(Columbus) Ledger-Enquirer *	43,429	51,756	44,855	56,035
Tri-City Herald	41,484	44,036	41,956	44,843
The (San Luis Obispo) Tribune *	38,233	43,446	39,838	44,517
The Olympian *	33,268	40,189	33,572	41,462
The (Rock Hill) Herald	30,961	32,568	31,575	33,021
(Pennsylvania) Centre Daily Times *	24,656	32,288	25,358	33,514
The Bellingham Herald *	23,146	29,667	23,485	29,981
The Island Packet	20,164	20,806	19,854	20,509
Merced Sun-Star	16,034	—	16,435	—
The Beaufort Gazette	12,729	11,329	12,537	11,326
El Nuevo Herald * (1)	—	—	—	—
The (Kansas) Olathe News * (2)	—	—	—	—

*	Acquired on June 27, 2006 in the Acquisition.
(1)	El Nuevo Herald circulation figures are included in The Miami Herald circulation figures.
(2)	The (Kansas) Olathe News circulation figures are included in The Kansas City Star circulation figures.

The following table summarizes total revenues for each of the Company’s daily newspapers. No revenues were recorded by the Company for the acquired newspapers prior to the Acquisition and the pro forma information (as if the Company operated all 31 newspapers for both years) is provided to allow the reader to better understand the relative size of each newspaper. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company’s revenue trends.

Total Revenues by Newspaper (dollars in thousands)	52-weeks Pro Forma 2006	Pro Forma 2005
The Miami Herald * (1)	$345,298	$346,067
The Sacramento Bee	254,741	259,741
(Fort Worth) Star-Telegram *	236,777	241,428
The Kansas City Star * (2)	227,364	237,595
Charlotte Observer *	176,246	185,245
The (Raleigh) News & Observer	136,138	136,843
The Fresno Bee	111,825	105,440
The (Columbia) State *	87,825	85,414
Lexington Herald-Leader *	80,218	82,279
The (Tacoma) News Tribune	79,592	79,712
The Wichita Eagle *	66,393	67,676
The Modesto Bee	65,943	63,861
Anchorage Daily News	60,622	59,241
Idaho Statesman *	58,099	55,405
The (Myrtle Beach) Sun News *	45,203	41,052
The Bradenton Herald *	38,051	35,875
The (Macon) Telegraph *	36,731	39,267
(Biloxi) Sun Herald *	36,320	33,524
(Columbus) Ledger-Enquirer *	34,330	34,803
Belleville News-Democrat *	31,615	34,203
The (San Luis Obispo) Tribune *	30,893	30,748
The Olympian *	27,046	26,039
Tri-City Herald	26,235	26,376
The Bellingham Herald *	19,975	19,316
The Island Packet	19,307	18,082
(Pennsylvania) Centre Daily Times *	18,612	18,108
The (Rock Hill) Herald	14,009	13,984
Merced Sun-Star	12,952	11,514
The Beaufort Gazette	7,084	6,765
El Nuevo Herald * (1)	—	—
The (Kansas) Olathe News * (2)	—	—

*	Acquired on June 27, 2006 in the Acquisition.
(1)	El Nuevo Herald total revenues are included in The Miami Herald total revenues.
(2)	The (Kansas) Olathe News total revenues are included in The Kansas City Star total revenues.

The Company’s newspapers supplement newspaper publishing operations with an array of niche products and direct marketing initiatives, including direct mail. While the direct marketing operations are financially successful in their own right, they also help retain advertising in the newspapers. The newspapers also operate leading local websites in each daily newspaper market, offering users information, comprehensive news, advertising, e-commerce and other services. Online advertising has become one of the Company’s fastest growing revenue sources. The Company’s websites had approximately 2.3 billion page views in fiscal 2006. Together with the mass reach of its in-paper advertising, these lines of business help each of the Company’s newspapers maintain its position as a leading media outlet in each of its daily newspaper markets.

Other Operations

The Company’s rapidly expanding internet activities have produced robust local websites in each of its daily newspaper markets. These efforts are supported by McClatchy Interactive, the Company’s interactive media operation that provides newspapers with content, publishing tools, hosting services and software development. The primary mission of McClatchy Interactive is to be a technology and content partner to the Company’s newspaper internet sites. The Company’s internet operations are included in the operations of each of its newspapers, and, internet revenues (primarily advertising) and expenses are reported in the newspaper’s results. McClatchy Interactive also provides services to third party newspapers. Revenue from McClatchy Interactive is reported in “Other Revenues” in the Consolidated Statement of Income.

The Company acquired Knight Ridder Digital (“KRD”), Knight Ridder’s interactive media operation, in the Acquisition. The Company also owns Real Cities, the largest national advertising network of local news websites, including more than 140 newspaper websites. Real Cities also acts as a broker of online advertising, primarily in the national category. The Company continues to integrate the capabilities of KRD and its systems, where appropriate, with those provided by McClatchy Interactive. As it moves to one internet platform, the Company will marry the best of McClatchy Interactive and KRD to support and grow its newspaper and stand alone internet operations.

The Company owns 15.0% of Career Builder, LLC (“Career Builder”), the nation’s largest online job site, and 15.0% of ShopLocal, LLC (“ShopLocal”), a provider of web-based marketing solutions for national and local retailers. The Company also owns a 15.0% interest in TKG Internet Holdings, which owns 75.0% of Topix.net (“Topix”), for an aggregate ownership of 11.3%.

The Company owns 25.6% of Classified Ventures, LLC (“Classified Ventures”), a newspaper industry partnership that offers classified websites such as cars.com and apartments.com.

McClatchy Tribune Information Service (“MCT”), a joint venture of McClatchy and Tribune Company (“Tribune”), offers stories, graphics, illustrations, photos and paginated pages for print publisher and web-ready content for online publishers. All the Company’s newspapers, Washington D.C. staff and foreign bureaus produce MCT editorial material. Content is also supplied by Tribune properties and a number of other newspapers.

The Company owns 49.5% of the voting stock and 70.6% of the nonvoting stock of the Seattle Times Company. The Seattle Times Company owns The Seattle Times newspaper, and weekly newspapers in Puget Sound and daily newspapers located in Walla Walla and Yakima, Washington and in Portland, Maine.

In addition, the Company owns a 27.0% interest in Ponderay Newsprint Company (“Ponderay”), a general partnership, which owns and operates a newsprint mill in the State of Washington. The Company is required to purchase 56,800 metric tons of newsprint annually from Ponderay on a “take-if-tendered” basis at prevailing market prices, until Ponderay’s debt is repaid. The Company owns a 33.3% interest in SP Newsprint Co. (“SP”). SP is a newsprint manufacturing company in North America. The Company has an annual purchase commitment for 86,000 metric tons of newsprint from SP.

The Company primarily uses the equity method of accounting for its investments in unconsolidated companies.

Raw Materials

During fiscal 2006, the Company consumed approximately 298,000 metric tons of newsprint compared to 156,000 metric tons in fiscal 2005 for its continuing operations. The increase in tons consumed was primarily due to the additional newspapers added in the Acquisition, offset partially by the conversion to lighter weight newsprint at certain existing operations. The Company currently obtains its supply of newsprint from a number of suppliers primarily under long-term contracts.

Newsprint expense accounted for 14.9% of total operating expenses in fiscal 2006 and in 2005. Consequently, the Company’s earnings are sensitive to changes in newsprint prices. A significant increase in newsprint prices would increase the Company’s operating expenses. However, because the Company has ownership interests in newsprint producers (Ponderay and SP), an increase in newsprint prices, while negatively affecting operating expenses, would increase its share of earnings from these investments. Ponderay and SP could also be impacted by higher energy costs and other factors that would affect their results. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated current needs. The Company estimates that it will use approximately 400,000 metric tons of newsprint in fiscal 2007, depending on the level of print advertising, circulation volumes and other business considerations.

The Company is required to purchase 142,800 metric tons of newsprint annually from Ponderay and SP at prevailing market prices. See the discussion above; Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and the financial statements and accompanying notes for further discussion of the impact of these investments on the Company’s business.

Competition

The Company’s newspapers, direct marketing programs and internet sites compete for advertising revenues and readers’ time with television, radio, other internet sites, direct mail companies, free shoppers, suburban neighborhood and national newspapers and other publications, and billboard companies, among others. In some of its markets, the Company’s newspapers also compete with other newspapers published in nearby cities and towns. Competition for advertising is generally based upon circulation levels, readership demographics, price, internet usage and advertiser results, while competition for circulation and readership is generally based upon the content, journalistic quality, service and the price of the newspaper.

The Company’s major daily newspapers lead their direct local newspaper competitors in both advertising linage and general circulation and readership in their respective markets, and its internet sites are generally the leading local sites in each of the Company’s major daily newspaper markets, based upon research conducted by the Company and various independent sources. Nonetheless, the Company has experienced a greater shift of advertising in the classified categories to online advertising and faces greater competition, particularly in the areas of employment, automotive and real estate advertising, by online competitors.

Employees—Labor

As of December 31, 2006, the Company had 16,791 full and part-time employees (equating to 15,250 full-time equivalent employees), of whom approximately 5.5% were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements expiring in various years. Twenty-one of the Company’s 31 daily papers have no unions.

While the Company’s newspapers have not had a strike for decades and do not currently anticipate a strike occurring, the Company cannot preclude the possibility that a strike may occur at one or more of its newspapers when future negotiations occur. The Company believes that, in the event of a newspaper strike, it would be able to continue to publish and deliver to subscribers, a capability which is critical to retaining revenues from advertising and circulation, although there can be no assurance of this.

ITEM 1A.	RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Forward-Looking Information:

This report on Form 10-K contains forward-looking statements regarding the Company’s actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about litigation, successful disposition of the (Minneapolis) Star Tribune newspaper, tax and other benefits from the sale of the Star Tribune, advertising revenues, return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, stock option expenses, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions and investments. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; impact of any litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers, internet sites or other forms of media reaching the markets we serve; increased consolidation among major retailers in our markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from retail, classified and national advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

The Company’s primary source of revenue is advertising, followed by circulation revenues. In recent years, the advertising industry generally has experienced a secular shift toward internet advertising and away from other traditional media. In addition, the Company’s circulation has declined over the last two years, reflecting general trends in the newspaper industry including consumer migration toward the internet and other media for news and information. The Company has attempted to take advantage of the growth of online media and advertising by operating local internet sites in each of its daily newspaper markets, but faces increasing competition from other online sources for both advertising and circulation revenues. This increased competition has had and may continue to have an adverse effect on the Company’s business and financial results, including negatively impacting revenues and margins.

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 14.9% of McClatchy’s operating expenses for fiscal 2006. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers could be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike for decades. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 31, 2006, approximately 5.5% of our full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations.

The Company continues to evaluate its business and make strategic investments in digital ventures, either alone or with partners, to further its growth in its online businesses. There can be no assurances that these investments or partnerships will result in growth in advertising or will produce equity income in future years.

The Company expects to realize cost savings of approximately $70.0 million in the first year of ownership from the Acquisition, primarily by reducing redundancy in staffing for corporate and digital functions, and to a lesser extent, savings at the individual newspaper level through combined purchasing of products and capital expenditures. There is no assurance that these cost savings will be realized in the amount or timing that management has projected.

As of December 31, 2006, the Company had approximately $3.3 billion in total consolidated debt outstanding. This debt could increase the Company’s vulnerability to general adverse economic and industry conditions. Debt service costs are subject to interest rate changes as well as any changes in the Company’s credit ratings. Negative changes in credit ratings could increase the level of debt service costs and also affect the Company’s future ability to refinance certain maturing debt, or affect the ultimate structure of such refinancing. The Company expects to use the sale of the (Minneapolis) Star Tribune to reduce debt in the first quarter of fiscal 2007, and expects that over the next several years its primary use of cash flow from operations will be to reduce debt.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The corporate headquarters of the Company are located at 2100 “Q” Street, Sacramento, California. At December 31, 2006 the Company had newspaper production facilities in 29 markets situated in 15 states. The Company’s facilities vary in size and in total occupy about 7.8 million square feet. Approximately 1.5 million of the total square footage is leased from others. The Company owns substantially all of its production equipment, although certain office equipment is leased.

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

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

The Company’s Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol—MNI). A small amount of Class A Stock is also traded on other exchanges. The Company’s Class B Stock is not publicly traded. The following table lists per share dividends paid on both classes of Common Stock and the prices of the Company’s Class A Common Stock as reported by these exchanges for fiscal 2006 and 2005:

	HIGH	LOW	DIVIDENDS
Year Ended December 31, 2006:
First quarter	$59.64	$47.48	$0.18
Second quarter	$50.64	$38.80	$0.18
Third quarter	$43.80	$38.96	$0.18
Fourth quarter	$44.95	$39.40	$0.18

Year Ended December 25, 2005:
First quarter	$76.05	$69.62	$0.13
Second quarter	$75.85	$65.28	$0.18
Third quarter	$68.40	$61.38	$0.18
Fourth quarter	$66.46	$56.30	$0.18

Holders:

The number of record holders of Class A and Class B Common Stock at February 23, 2007 was 7,523 and 21, respectively.

Dividends:

The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition and requirements, and other factors considered relevant by the Board.

Equity Compensation Plan Information:

Information regarding McClatchy’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, is set forth in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders, which information is incorporated into Item 12 herein by reference.

Sales of Unregistered Securities:

None.

Purchases of Equity Securities:

On September 25, 2005 the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s Class A Common Stock. The Company did not repurchase any of its common shares through February 23, 2007.

The Peer Group consists of:

Belo Corp., Dow Jones & Co. Inc., Gannett Co. Inc., Journal Register Company, Lee Enterprises Incorporated, Media General Inc., The New York Times Company, The E.W. Scripps Company, The Washington Post Company and Tribune Company.

*$100 invested on 12/30/01 in stock or on 12/31/01 in index-including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA (1)

	December 31, 2006 (2)	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002
REVENUES—NET:
Advertising	$1,432,913	$691,790	$663,302	$615,734	$589,495
Circulation	194,940	97,205	100,330	99,360	99,274
Other	47,337	18,485	19,641	20,011	22,088

	1,675,190	807,480	783,273	735,105	710,857
OPERATING EXPENSES:
Depreciation and amortization	98,865	39,311	40,159	42,442	43,467
Other operating expenses	1,229,417	576,866	562,870	523,956	505,839

	1,328,282	616,177	603,029	566,398	549,306
OPERATING INCOME	346,908	191,303	180,244	168,707	161,551
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(93,664)	—	—	—	—
Interest income	3,562	47	9	101	322
Equity income (loss) in unconsolidated companies—net	4,951	635	852	291	(1,418)
Gain on sale of land and other—net	9,128	231	295	(600)	(625)

	(76,023)	913	1,156	(208)	(1,721)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	270,885	192,216	181,400	168,499	159,830
INCOME TAX PROVISION	87,390	72,701	71,852	65,637	62,282

INCOME FROM CONTINUING OPERATIONS	183,495	119,515	109,548	102,862	97,548
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(339,072)	41,004	46,328	47,360	33,668

NET INCOME (LOSS)	$(155,577)	$160,519	$155,876	$150,222	$131,216

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$2.85	$2.56	$2.36	$2.23	$2.13
Income (loss) from discontinued operations	(5.27)	0.88	1.00	1.03	0.74

Net income (loss) per share	$(2.42)	$3.44	$3.36	$3.26	$2.87

Diluted:
Income from continuing operations	$2.84	$2.55	$2.34	$2.21	$2.11
Income (loss) from discontinued operations	(5.25)	0.87	0.99	1.02	0.73

Net income (loss) per share	$(2.41)	$3.42	$3.33	$3.23	$2.84

DIVIDENDS PER COMMON SHARE	$0.72	$0.67	$0.50	$0.44	$0.40

CONSOLIDATED BALANCE SHEET DATA:
Total assets	$8,054,710	$2,087,116	$2,049,400	$1,875,298	$1,981,561
Long-term debt (3)	2,746,669	154,200	267,200	204,923	471,615
Stockholders’ equity	3,103,624	1,565,591	1,423,004	1,216,017	1,057,329

(1)	On December 26, 2006, the Company entered into a definitive agreement to sell the (Minneapolis) Star Tribune newspaper of Minneapolis, MN. This transaction is expected to close in the first quarter of fiscal 2007. Results of the (Minneapolis) Star Tribune newspaper are included in discontinued operations for all periods presented.
(2)	Information as of and for the year ended December 31, 2006 includes the newspapers and other operations from the Acquisition since the beginning of the third quarter of fiscal 2006.
(3)	Excludes $530.0 million classified in current liabilities, as such debt is expected to be repaid with proceeds from the impending disposition of the (Minneapolis) Star Tribune newspaper.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The McClatchy Company (the “Company”) is the third largest newspaper company in the United States based on daily circulation (after the sale of the (Minneapolis) Star Tribune newspaper—see discussion below), with 31 daily newspapers and approximately 50 non-dailies located in 29 markets across the country. Twenty of its daily newspapers (the “Acquired Newspapers”) were acquired on June 27, 2006 in the Knight Ridder, Inc. (Knight Ridder) acquisition (the “Acquisition”)—see Note 2. The Company’s newspapers include The Miami Herald, The Sacramento Bee, the (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer. In addition, McClatchy has a robust network of internet assets, including leading local websites in each of its daily newspaper markets, offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, which provides websites with content, publishing tools and software development; Real Cities, the largest national advertising network of local news websites, including more than 140 newspaper websites; and 15.0% of CareerBuilder LLC (“CareerBuilder”), the nation’s largest online job site. The Company also owns 25.6% of Classified Ventures LLC (“Classified Ventures”), a newspaper industry partnership that offers classified websites such as cars.com and apartments.com.

The Company’s primary source of revenue is advertising, which accounts for roughly 85% of the Company’s revenue in any given year (86% in fiscal 2006). While percentages vary from year to year and from newspaper to newspaper, retail advertising carried as a part of newspapers (“run-of-press” or “ROP” advertising) or in advertising inserts placed in newspapers (preprint advertising) generally contributes roughly 43% of advertising revenues at the Company’s newspapers (44% in fiscal 2006). Recent trends have been for certain national or regional retailers to use greater preprint and online advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising (including online classified advertising) primarily in automotive, employment and real estate categories, generally contributes about 41% of advertising revenue (39% in fiscal 2006) and national advertising generally contributes about 9% of total advertising (9% in fiscal 2006). Direct marketing and other advertising make up the remainder of the Company’s advertising revenues. Circulation revenues contribute roughly 12% (12% in fiscal 2006) of the Company’s newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See the following “Results of Operations” for a discussion of the Company’s revenue performance and contribution by category for fiscal 2006, 2005 and 2004.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are revenue recognition, allowance for uncollectible accounts, amortization and/or impairment of intangibles, pension and post-retirement expenses, insurance reserves, and the Company’s accounting for income taxes. The Company believes the following critical accounting policies, in particular, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition—The Company recognizes revenues from advertising placed in a newspaper and/or on a website over the advertising contract period or as services are delivered, as appropriate, and recognizes circulation revenues as newspapers are delivered over the applicable subscription term. Circulation revenues are recorded net of direct delivery costs. Other revenue is recognized when the related product or service has been delivered. Revenues are recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Acquisition Accounting—Pursuant to Emerging Issues Task Force No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, McClatchy common stock issued on June 27, 2006 was valued based upon the average closing price of the McClatchy’s common stock from March 8, 2006 through March 14, 2006 (two business days before and after the terms of the Acquisition were agreed to and announced), or $52.06 per share. As a result, the fair value of the 35.0 million shares of the McClatchy’s common stock issued in the Acquisition was recorded at $1.821 billion, which was included in the total Acquisition purchase price of approximately $4.6 billion. The fair value of such shares declined to approximately $1.398 billion as of the Acquisition closing date (June 27, 2006), however, the decline of $423.0 million in valuation had no effect on the total Acquisition purchase price recorded. This difference is included in the allocation to goodwill in the allocation of the purchase price.

The Acquisition was accounted for as a purchase. Pursuant to SFAS 141, Business Combinations, the purchase price is being allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition. The purchase price allocation was primarily based upon an independent valuation report. The purchase price allocation, while substantially completed, is subject to further adjustments based upon completion of analyses of deferred income tax assets and liabilities and other items.

Discontinued Operations—On June 27, 2006, the Company acquired Knight Ridder and subsequently sold 12 of the daily newspapers acquired in the Acquisition. Four of the newspaper sales closed concurrently with the closing of the Acquisition and eight were held by the Company from two to 36 days. On December 26, 2006, the Company entered into an agreement to sell the (Minneapolis) Star Tribune newspaper. As a result, the Company has recorded the results of the eight former Knight Ridder newspapers and the Star Tribune newspaper as discontinued operations, including interest on debt related to the purchase of the newspapers. No gain or loss was recorded on the sale of the former Knight Ridder newspapers, but discontinued operations does reflect a write-down of the Star Tribune’s net assets to fair market value based upon its expected sales proceeds. See Note 2 to the Consolidated Financial Statements for more discussion of discontinued operations.

Goodwill and Intangible Impairment—In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company periodically analyzes its goodwill and intangible assets with indefinite lives for impairment. See the discussion of the sale of the (Minneapolis) Star Tribune newspaper below related to the write-down to net realizable value recorded in discontinued operations in fiscal 2006.

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

Financial Accounting Standards Board (FASB) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” requires recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) funded status of a post-retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. As required, the Company adopted this statement on December 31, 2006 and its net retirement obligations in excess of retirement plans’ assets at December 31, 2006 were $297.9 million. This amount includes $181.0 million for non-qualified plans that do not have assets. Obligations in excess of assets for qualified plans netted to a $116.9 million liability.

The Company used discount rates of 5.5% to 6.5%, assumed salary rate increases of 3.5% to 5.0% and an assumed long-term return on assets of 8.5% to calculate its retirement expenses in 2006, based upon consultation with its outside actuaries. See Note 7 to the Consolidated Financial Statements for a more in-depth discussion of the Company’s policies in setting its key assumptions related to these obligations. For fiscal 2006, a change in the weighted average rates would have had the following impact on the Company’s net benefit cost:

•	A decrease of 50 basis points in the long-term rate of return would have increased the Company’s net benefit cost by approximately $4.4 million;

•	A decrease of 25 basis points in the discount rate would have increased the Company’s net benefit cost by approximately $3.9 million; and

•	An increase of 50 basis points in the future compensation rate would have increased the Company’s net benefit cost by approximately $2.9 million.

The Company has revised certain assumptions for its fiscal 2007 retirement plan calculations. See Note 7 to the Consolidated Financial Statements for assumptions used to value its year-end pension obligations and fiscal 2007 expense.

Income Tax Provision—The Company’s current and deferred tax income provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. These estimates are reviewed and adjusted, if needed, throughout the year. Adjustments between the Company’s estimates and the actual results of filed returns are recorded when identified.

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

As a result of the anticipated (Minneapolis) Star Tribune disposition, the Company’s mix of state tax jurisdictions has resulted in a lower overall state tax rate. Accordingly, the Company has recalculated its deferred tax liabilities and assets in the fourth quarter of fiscal 2006 at its new lower effective state tax rate. The Company’s effective tax rate was affected by similar calculations related to the Acquisition in both the third and the fourth quarters of fiscal 2006.

Also as a result of the tax loss on the sale of the Star Tribune newspaper, the Company expects to receive net cash income tax benefits of approximately $160.0 million by 2008. The Company recorded a tax benefit in the fourth quarter of fiscal 2006 of $202.0 million when it wrote down the net assets of the Star Tribune newspaper to its fair market value based upon its expected sales proceeds. However, when the transaction closes (expected in the first quarter of fiscal 2007), the Company will recognize additional income tax expense (estimated to be $40.0 million) related to the dissolution of subsidiaries holding Star Tribune related intellectual property. These taxes will be recorded in discontinued operations.

Insurance—The Company is insured for workers’ compensation using both self-insurance and large deductible programs. The Company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate provision for insurance claims.

The Company used a discount rate of 4.75% to calculate workers’ compensation reserves as of December 31, 2006. A decrease of 25 basis points in the discount rate or a 10% increase in claims would have had an immaterial effect on total workers’ compensation reserves.

Stock-Based Compensation—The Company implemented Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), at the beginning of fiscal 2006 and recorded share based compensation of $7.1 million in the year ended December 31, 2006. See Note 10 to the Consolidated Financial Statements for a discussion of the methodology of calculating stock-based compensation.

Recent Events and Trends

Acquisition Transaction:

On June 27, 2006 (the second day of the Company’s third fiscal quarter), the Company completed the purchase of Knight-Ridder, Inc. (“Knight Ridder”) pursuant to a definitive merger agreement entered into on March 12, 2006 (the Acquisition), under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and .5118 of a Class A McClatchy common share. The Company issued approximately 35.0 million Class A common shares in connection with the Acquisition. The total purchase price was approximately $4.6 billion. In addition, the Company assumed $1.9 billion in Knight Ridder long-term debt at closing.

Prior to the Acquisition, Knight Ridder published 32 daily newspapers in 29 U.S. markets, operated websites in all of its markets and owned a variety of internet and other investments which consisted of: 33.3% of CareerBuilder and ShopLocal LLC (“ShopLocal”), 25.0% of Topix.net (“Topix”), 21.5% of Classified Ventures, 33.3% interest in SP Newsprint Company (“SP”), 13.5% interest in the Ponderay Newsprint Company (“Ponderay”) and 49.5% of The Seattle Times Company which owns The Seattle Times newspaper and weekly newspapers in the Puget Sound area, and daily newspapers located in Walla Walla and Yakima, Washington and in Portland, Maine and various other smaller investments. Knight Ridder was the founder and operator of Real Cities, the largest national advertising network of local news websites.

To consummate the Acquisition, the Company borrowed $3.076 billion under a new bank debt facility (see Note 5 to the Consolidated Financial Statements) and used the proceeds from the sales of four Knight Ridder newspapers (see Disposition Transactions below) in order to pay Knight Ridder shareholders ($2.7 billion) and refinance its and Knight Ridder’s bank debt ($498.0 million). The after-tax proceeds from the sales of the eight Knight Ridder newspapers sold after the Acquisition closed were used to reduce debt.

The Acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition. The purchase price allocation, while substantially completed, is subject to further adjustments based upon completion of analyses of deferred income tax assets and liabilities and other items.

Disposition Transactions:

In conjunction with the Acquisition, the Company divested 12 Knight Ridder newspapers for strategic and antitrust reasons. The divested newspapers were the Philadelphia Inquirer; Philadelphia Daily News; San Jose Mercury News; St. Paul Pioneer Press; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN). The Company received cash proceeds of approximately $2.0 billion (net of transaction costs). In addition, the buyers assumed approximately $77.0 million of Knight Ridder retirement obligations related to certain newspapers. Four of the 12 newspapers were sold concurrently with the closing of the Acquisition. The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition. The operating results of these eight divested newspapers for the periods they were owned by the Company, including interest expense and debt issuance costs related to bank debt incurred until their sales, are included in discontinued operations in the Company’s Consolidated Statement of Income. No accounting gain or loss was recognized on the sale of the 12 newspapers.

In July 2006, the Company sold 18.3% of its interest in each of CareerBuilder and ShopLocal, and 13.8% of its interest in Topix for an aggregate of $309.7 million in cash and used the after-tax proceeds to reduce debt. The Company retained a 15.0% interest in CareerBuilder and ShopLocal and an 11.3% interest in Topix. No accounting gain or loss was recognized on the sale of these investments.

In December 2006, the Company paid income taxes of approximately $787.0 million related to the disposition of the newspapers and investments discussed above.

On December 26, 2006, the Company reached a definitive agreement to sell the (Minneapolis) Star Tribune newspaper of Minneapolis, MN to Avista Capital Partners for $530.0 million. The Company expects a future cash income tax benefit equal to approximately $160.0 million related to the sale by 2008. The purchase covers the newspaper as well as other publications and websites related to the newspaper. The transaction is expected to close in the first quarter of fiscal 2007. In the fourth quarter of fiscal 2006, the Company recorded a write down of the Star Tribune’s net assets to fair market value based on the expected sale proceeds and included this after-tax charge of approximately $363.0 million in discontinued operations. Additionally, the results of Star Tribune’s operations have been recorded as discontinued operations in all periods presented.

Recent Accounting Pronouncements:

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” This Interpretation specifies requirements for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective beginning on January 1, 2007. The Company is currently evaluating the impact FIN 48 will have, if any, on its consolidated financial statements.

Advertising Revenues:

Classified advertising revenues slowed over the course of fiscal 2006 compared to fiscal 2005. The decline in classified advertising partially reflected an industry-wide slowdown in automotive advertising that began in 2004. In 2006, employment advertising began to slow in most markets. While real estate advertising remained strong in the first three quarters of fiscal 2006, increases in long-term interest rates and the resulting drop in home sales caused real estate advertising revenue declines at many newspapers in the fourth quarter of fiscal 2006. National advertising also declined in fiscal 2006 reflecting a slowdown in a number of segments including telecommunications and automotive manufacturing. These declines were partially offset by growth in retail, direct marketing and online advertising. See the revenue discussions in management’s review of the Company’s results of operations.

Newsprint:

The Company incurred three newsprint price increases in fiscal 2005 and one newsprint price increase in fiscal 2006. Newsprint expense was 5.3% higher than pro forma newsprint expense in fiscal 2005, reflecting higher prices, offset partially by lower newsprint usage. Newsprint pricing is dependent on global demand and supply for newsprint. A significant increase in newsprint prices would increase the Company’s operating expenses. However, because the Company has ownership interests in newsprint producers (Ponderay and SP), an increase in newsprint prices, while negatively affecting operating expenses, would increase its share of earnings from these investments. Ponderay and SP could also be impacted by higher energy and other factors that would impact their results. The impact of newsprint price increases on the Company’s financial results is discussed under “Results of Operations”.

RESULTS OF OPERATIONS

The Company noted the following items related to the Acquisition and other matters that impacted fiscal 2006 results:

•

The Company issued approximately 35.0 million Class A shares in connection with the Acquisition. As a result, the weighted average diluted shares used to calculate earnings per share in fiscal 2006 increased to 64.6 million shares compared to 47.0 million in fiscal 2005. Weighted average shares in fiscal 2007 are expected to be in line with fourth quarter fiscal 2006 diluted shares of approximately 82.0 million.

•

The Company sold the 12 Knight Ridder newspapers identified as generally not fitting with its strategy. Eight of the 12 newspapers were held for periods ranging from two to 36 days following the closing of the Acquisition, and their results, including the interest expense and debt financing costs related to the debt incurred until their sale, are recorded as discontinued operations. The after-tax cash proceeds from the sales of the eight newspapers were used to repay the debt used to purchase them. No gain or loss was recorded related to the disposition of the 12 newspapers.

•

The Company sold part of its interest in CareerBuilder and certain other internet investments, which were acquired as part of the Acquisition, for $309.7 million and used the after-tax proceeds to reduce debt. The Company retained a 15.0% ownership in CareerBuilder and an interest in the other internet investments. No gain or loss was recorded related to the disposition of these investments.

•

The Company sold land in Roseville, CA that had been held since 1996 for $10.7 million and used the proceeds to reduce debt. The Company recorded a pre-tax gain of $9.0 million on the sale in the third quarter of fiscal 2006.

•

In December 2006, the Company entered in to a definitive agreement to sell the (Minneapolis) Star Tribune newspaper for $530.0 million in proceeds and is expected to receive an additional approximately $160.0 million in cash income tax benefits related to the sale by 2008. The sale is expected to close in the first quarter of fiscal 2007. The Company recorded an after-tax charge of $363.0 million to write down Star Tribune’s net assets to fair market value based on the expected sale proceeds in the fourth quarter of fiscal 2006 and included this charge in discontinued operations. Additionally, the results of Star Tribune’s operations have been recorded as discontinued operations in all periods presented.

•

The Company implemented Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payments” (FAS 123R), at the beginning of fiscal 2006 and recorded share based compensation of $7.1 million in the year ended December 31, 2006.

•

As a result of the anticipated (Minneapolis) Star Tribune disposition, the Company’s mix of state tax jurisdictions has resulted in a lower overall state tax rate. The Company recalculated its deferred tax liabilities and assets at the new lower effective state tax rate. The effective tax rate was affected by similar calculations related to the Acquisition in both the third and the fourth quarters of fiscal 2006. The fourth quarter of fiscal 2006 income tax provision was reduced by $12.3 million, and the full-year tax provision was lowered by $18.1 million related to the Company’s lower state tax rates. This brought the annual effective tax rate on continuing operations to 32.3% for all of fiscal 2006. The effective tax rate on continuing operations is expected to be between 39.0% and 39.5% in fiscal 2007.

•

The 20 former Knight Ridder newspapers that the Company retained had recorded approximately $4.4 million in deferred online employment advertising revenues, which the Company was required to value at zero in the purchase price allocation. This resulted in a reduction of approximately $4.4 million in full-year fiscal 2006 online employment advertising revenues that would have been recognized had there been no change in control (“purchase accounting adjustment”).

•

The purchase price for the Acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition. The purchase price allocation, while substantially complete, is subject to further adjustments based upon completion of analyses of deferred income tax assets and liabilities and other items.

The results of the eight newspapers formerly owned by Knight Ridder and held by the Company for a short period of time in July and August 2006, and the (Minneapolis) Star Tribune newspaper are reported as discontinued operations in fiscal 2006. The Company’s results from continuing operations since the close of the Acquisition (and all pro forma amounts for prior periods discussed) include the operations of the 20 retained former Knight Ridder newspapers and all of its previously owned newspaper operations except for the (Minneapolis) Star Tribune newspaper.

The growth in revenues, expenses in fiscal 2006 compared to the same periods in fiscal 2005 resulted largely from the Acquisition. To facilitate an analysis of operating results, fiscal 2006 and 2005 have been prepared to include pro forma results from continuing operations for the full years. Pro forma amounts reflect the results of continuing operations of the Company as defined in the preceding paragraph. The financial results for Knight Ridder and the 20 newspapers retained by the Company included in the pro forma information were derived from the historical unaudited financial statements of Knight Ridder. The Company believes that the use of pro forma reporting of operating results enhances measurement of performance by permitting comparisons with prior historical data. Such supplemental pro forma data is not necessarily indicative of the operating results that would have occurred if the Acquisition had been completed as of the dates indicated.

Fiscal 2006 Compared to Fiscal 2005

The Company’s fiscal 2006 reporting period is a 53-week year versus a 52-week year in fiscal 2005. The Company estimates that income from continuing operations was higher by approximately $5.3 million in fiscal 2006 because of the additional week being reported.

The Company reported fiscal 2006 income from continuing operations of $183.5 million, or $2.84 per share, compared to $119.5 million or $2.55 per share in fiscal 2005. The Company recorded a loss from discontinued operations of $339.1 million or $5.25 per share relating to the results of the (Minneapolis) Star Tribune newspaper (see discussion below), which the Company intends to sell, and the results of the eight former Knight Ridder newspapers, which were sold subsequent to the closing of the Acquisition. The loss from discontinued operations includes a $363.0 million after-tax write down of the net assets of the Star Tribune to the agreed-upon selling price. The Company recorded income from discontinued operations of $41.0 million or 87 cents per share in fiscal 2005. The Company’s total net loss was $155.6 million or $2.41 per share including discontinued operations, compared to net income of $160.5 million or $3.42 per share in fiscal 2005.

Revenues:

Revenues from continuing operations of the Company in fiscal 2006 were $1.68 billion, up $867.7 million or 107.5% from fiscal 2005 revenues from continuing operations of $807.5 million, due primarily to the addition of the 20 former Knight Ridder newspapers beginning in the third quarter of fiscal 2006. Advertising revenues totaled $1.43 billion and circulation revenues were $194.9 million.

On a pro forma basis, including all continuing operations of the Company for the full years of both 2006 and 2005, and stating 2006 on a comparable 52-week basis to 2005, total revenues in 2006 would have been $2.45 billion, down 0.4%, with advertising revenues of $2.09 billion, up 0.5%, and circulation revenues of $290.0 million, down 4.0%.

The following table summarizes the Company’s revenues by category for fiscal 2006 (a 53-week year) compared to fiscal 2005 (a 52-week year) on an as reported basis. The table also summarizes the Company’s revenue by category on a pro forma basis, which compares pro forma fiscal 2006 on a 52-week basis with pro forma fiscal 2005 (dollars in thousands):

	Fiscal Year			Fiscal Year
	(As Reported) 2006 53 Weeks	(As Reported) 2005 52 Weeks	% Change	(Pro Forma) 2006 52 Weeks	(Pro Forma) 2005 52 Weeks	% Change
Advertising:
Retail	$623,675	$287,827	116.7	$891,378	$893,462	(0.2)
National	133,779	59,327	125.5	201,578	219,719	(8.3)
Classified:
Auto	136,372	83,157	64.0	196,971	217,244	(9.3)
Employment	183,649	97,112	89.1	283,054	279,700	1.2
Real estate	179,237	90,876	97.2	252,360	223,335	13.0
Other	56,661	25,682	120.6	87,114	89,341	(2.5)

Total classified	555,919	296,827	87.3	819,499	809,620	1.2
Direct marketing and other	119,540	47,809	150.0	178,997	158,629	12.8

Total advertising	1,432,913	691,790	107.1	2,091,452	2,081,430	0.5
Circulation	194,940	97,205	100.5	289,960	302,138	(4.0)
Other	47,337	18,485	156.1	73,095	79,565	(8.1)

Total revenues	$1,675,190	$807,480	107.5	$2,454,507	$2,463,133	(0.4)

Retail advertising increased $335.8 million in fiscal 2006 or 116.7% from fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, retail advertising, including online and preprint advertising, decreased $2.1 million or 0.2% from fiscal 2005. On a pro forma basis, online retail advertising increased $6.5 million or 62.8% from fiscal 2005, while print ROP advertising decreased $15.8 million or 2.8% from fiscal 2005. On a pro forma basis, preprint advertising increased $7.2 million or 2.2% from fiscal 2005.

National advertising increased $74.5 million or 125.5% from fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, national advertising decreased $18.1 million or 8.3% from fiscal 2005. The declines were primarily in the telecommunications, automotive and airlines/transportation categories.

Classified advertising increased $259.1 million or 87.3% from fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, classified advertising increased $9.9 million or 1.2% from fiscal 2005.

•

Automotive advertising increased $53.2 million or 64.0% from fiscal 2005. On a pro forma basis, automotive advertising declined $20.3 million or 9.3% from fiscal 2005, reflecting an industry-wide trend.

•

Employment advertising increased $86.5 million or 89.1% from fiscal 2005. On a pro forma basis, employment advertising increased $3.3 million or 1.2% from fiscal 2005. On a pro forma basis, employment advertising would have increased by 2.6% in fiscal 2006 but for the purchase accounting adjustment, which prohibited the recognition of approximately $4.0 million in online employment revenues. The slowing in employment advertising began late in the second quarter of fiscal 2006 and continued throughout the remainder of the year.

•

Real estate advertising was up $88.4 million or 97.2% from fiscal 2005. On a pro forma basis, real estate advertising increased $29.0 million or 13.0% from fiscal 2005. While this category remained strong through the first nine months of the year, real estate advertising declined in some markets in the fourth quarter of fiscal 2006.

•

Online classified advertising increased $50.2 million or 160.4% from fiscal 2005. On a pro forma basis, online classified advertising increased $21.2 million or 19.1% from fiscal 2005 and would have increased 22.7%, but for the purchase accounting adjustment discussed above.

Online advertising, which is included in each of the advertising categories discussed above, totaled $102.0 million in fiscal 2006, an increase of $66.6 million or 188.4% over fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, online advertising was $160.3 million and increased $29.2 million or 22.3% from fiscal 2005 and would have been up 25.3% if the revenues related to the purchase accounting adjustment discussed above had been recognized.

Direct marketing revenues increased $72.3 million or 158.0% from fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, direct marketing revenues increased $20.9 million or 13.4% from fiscal 2005 and were up primarily due to expanded direct mail programs and the addition of small niche products at various newspapers.

Circulation revenues increased $97.7 million or 100.5% from fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, consolidated circulation revenues decreased $12.2 million or 4.0% from fiscal 2005. The decline in circulation revenues primarily reflects lower circulation volumes, sales mix and promotional programs at certain newspapers.

Operating Expenses:

Operating expenses increased $712.1 million or 115.6% in fiscal 2006 related primarily to expenses added by the Acquisition. On a pro forma 52-week basis, operating expenses were up $32.0 million or 33.3% from fiscal 2005, due primarily to the additional depreciation and amortization resulting from valuing the tangible and intangible assets added in the Acquisition at fair market value. On a pro forma basis, compensation costs were up 1.0%, (down 0.6% excluding pro forma stock-based compensation expense of $16.8 million), with payroll up 1.3%, reflecting merit increases offset by a 3.1% reduction in head count. On a pro forma basis, fringe benefits were up 0.2%, primarily reflecting lower retirement expenses offset by higher medical costs. On a pro forma basis, newsprint and supplement expense was up 3.6% with newsprint expense up 5.3% and supplement expense down 4.6%. Newsprint price increases were partially offset by a decline in consumption. On a pro forma basis, other operating costs were up 1.3%.

Interest:

Interest expense for continuing operations was $93.7 million for fiscal 2006 reflecting the service costs on debt incurred to finance the Acquisition. In fiscal 2006, a total of $24.2 million of interest expense was allocated to discontinued operations related to debt used to acquire the (Minneapolis) Star Tribune newspaper, which is being sold, and the former Knight Ridder newspapers, which were sold in fiscal 2006. Interest expense allocated to discontinued operations in fiscal 2005 related to the (Minneapolis) Star Tribune totaled $7.7 million. See the discussion in Liquidity and Capital Resources below and Note 2 to the Consolidated Financial Statements. Interest income totaled $3.6 million reflecting income earned on cash accumulated from August to December 2006. Most of the cash was used to pay income taxes in December 2006.

Equity Income:

Equity income from the Company’s interests in the two newsprint mills, SP and Ponderay, and Classified Ventures was partially offset by equity losses from the other companies—the largest of which are CareerBuilder and ShopLocal.

Gain on Sale of Land and Other:

The Company recorded a pre-tax gain of $9.0 million from the sale of land in Roseville, CA in the third quarter of fiscal 2006. This land was held for about 10 years and was sold to take advantage of the increase in property values in the Sacramento, CA area. The proceeds were used to reduce bank debt.

Income Taxes:

The income tax rate from continuing operations in fiscal 2006 was 32.3%, compared to 37.8% in fiscal 2005. Many of the Company’s new operations are in states with lower tax rates than its existing markets, lowering the Company’s effective state tax rate. The Company recalculated its deferred tax liabilities in fiscal 2006 at its new effective tax rate, which resulted in a reduction to fiscal 2006 income tax provision of $18.1 million. The effective tax rate for fiscal 2007 is expected to be in the 39.0% to 39.5% range.

Discontinued Operations:

Loss from discontinued operations in fiscal 2006 was $339.1 million or $5.25 per share including the write-down of (Minneapolis) Star Tribune’s net assets to fair market value of $363.0 million. Income from discontinued operations of the sold newspapers was $23.9 million excluding the write-down.

The Company sold the 12 Knight Ridder newspapers, which generally did not fit with its operating strategy or to assuage antitrust issues. Eight of the 12 were held for periods ranging from two to 36 days following the closing of the Acquisition, and their results, including the interest expense of $7.7 million and debt issuance costs of $9.2 million related to the debt incurred until their sale, are recorded as discontinued operations. No accounting gain or loss was recorded related to the disposition of the Knight Ridder newspapers.

In addition, on December 26, 2006 the Company reached a definitive agreement to sell the Star Tribune newspaper of Minneapolis, MN. The sale is expected to close in the first fiscal quarter of 2007. In the fourth quarter of fiscal 2006, the Company recorded an after-tax charge of $363.0 million to write down the Star Tribune’s net assets to fair market value based on the expected sale proceeds and included this charge in discontinued operations. Additionally, the results of Star Tribune’s operations, including $7.3 million in interest incurred on the debt used to finance its purchase, have been recorded as discontinued operations.

Fiscal 2005 Compared to Fiscal 2004

As discussed above, the Company entered into a definitive agreement for the sale of the (Minneapolis) Star Tribune on December 26, 2006. The fiscal 2005 to fiscal 2004 comparisons reflect the Star Tribune as a discontinued operation.

Income from continuing operations was $119.5 million or $2.55 per share in fiscal 2005, compared to $109.5 million or $2.34 per share in fiscal 2004. Income from discontinued operations was $41.0 million, or 87 cents per share relating to the results of the Star Tribune newspaper, which the Company intends to sell, compared to $46.3 million or 99 cents per share in fiscal 2004. Total net income in fiscal 2005 was $160.5 million, or $3.42 per share including discontinued operations and was $155.9 million or $3.33 per share in fiscal 2004.

Revenues:

Revenues in fiscal 2005 were $807.5 million, up $24.2 million, or 3.1% from revenues in fiscal 2004. Advertising revenues were $691.8 million, up $28.5 million, or 4.3% and circulation revenues were $97.2 million, down $3.1 million, or 3.1%, from fiscal 2004.

The following table summarizes the Company’s revenues by category for fiscal 2005 compared to fiscal 2004 (dollars in thousands):

	Fiscal Year
	2005	2004	% Change
Advertising:
Retail	$287,827	$288,680	(0.3)
National	59,327	59,621	(0.5)
Classified:
Auto	83,157	89,297	(6.9)
Employment	97,112	84,422	15.0
Real estate	90,876	75,554	20.3
Other	25,682	26,324	(2.4)

Total classified	296,827	275,597	7.7
Direct marketing and other	47,809	39,404	21.3

Total advertising	691,790	663,302	4.3
Circulation	97,205	100,330	(3.1)
Other	18,485	19,641	(5.9)

Total revenues	$807,480	$783,273	3.1

Retail advertising decreased $0.8 million or 0.3% from fiscal 2004, but includes a reclassification of ROP advertising to classified advertising in a zoned edition of The Fresno Bee that totaled $1.1 million. Excluding this reclassification, retail advertising was flat. Online retail advertising increased $0.4 million or 12.9% from fiscal 2004, while print ROP advertising decreased $3.7 million or 2.0% from fiscal 2004 (or $2.6 million excluding the reclassification discussed above). Preprint advertising increased $2.4 million or 2.3% from fiscal 2004.

National advertising decreased $0.3 million or 0.5% from fiscal 2004. The declines were primarily in the telecommunications, automotive and airlines/transportation categories, offset by gains in other categories.

Classified advertising increased $21.2 million or 7.7% from fiscal 2004 (up 7.3% excluding the reclassification).

•	Automotive advertising decreased $6.1 million or 6.9% from fiscal 2004, reflecting an industry-wide trend.

•	Employment advertising increased $12.7 million or 15.0% from fiscal 2004 and was up at most of the Company’s newspapers.

•	Real estate advertising was up $15.3 million or 20.3% from fiscal 2004, with gains at most newspapers, but with most of the growth ($14.2 million) at the Company’s California newspapers.

•	Online classified advertising increased $8.8 million or 38.8% from fiscal 2004, with much of the growth ($5.3 million) in online employment advertising.

Online advertising, which is included in each of the advertising categories discussed above, totaled $35.4 million in fiscal 2005, an increase of $9.3 million or 35.6% from fiscal 2004. The increase in online advertising revenues was attributable to increases in online retail advertising and online classified advertising as discussed above.

Direct marketing revenues increased $7.9 million or 20.9% from fiscal 2004 and were up at most of the Company’s newspapers.

Circulation revenues decreased $3.1 million or 3.1% from fiscal 2004 primarily reflecting lower circulation volumes. Revenues were also reduced by increased payments to carriers to offset higher gasoline costs and changes in the sales mix between single copy and home-delivered newspapers.

Operating Expenses:

Operating expenses increased $13.1 million or 2.2% in fiscal 2005. Compensation costs were up 1.7%, with payroll up 0.5% reflecting merit increases offset by lower head count. Fringe benefits were up 6.6%, primarily reflecting higher retirement and medical expenses. Newsprint and supplement expense was up 4.1%. Newsprint price increases were partially offset by a decrease in consumption. Other operating costs were up 3.2% largely due to increases in postage related to new direct marketing programs and other items. Depreciation and amortization expense decreased 2.1%.

Income Taxes:

The income tax rate from continuing operations in fiscal 2005 was 37.8%, compared to 39.6% in fiscal 2004, and was lower primarily due to a qualified production activities income deduction enacted in 2005 and successful resolutions for certain tax matters.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $19.6 million as of December 31, 2006. The Company used $600.3 million of cash from operating activities in fiscal 2006, due primarily to income tax payments made in December 2006 related to the sale of the former Knight Ridder newspapers of $690.3 million, which is included in cash used by discontinued operations (see Note 8 to the Consolidated Financial Statements). The proceeds for these sales are reflected in the investing activities section of the Statement of Cash Flows and are discussed below. Cash provided by continuing operations was $203.8 million, $144.8 million and $135.1 million in fiscal 2006, 2005 and 2004, respectively. The increase in fiscal 2006 resulted largely from the Acquisition.

During the last three years, the Company has made voluntary contributions totaling $105.5 million (including $31.5 million in fiscal 2006) to its defined benefit pension plans to maintain adequate funding of its pension obligations, and to help reduce pension expense with the earnings on the contributions. Given the increase in its pension assets from market returns over the last few years and the increase in long-term corporate bond yields at year end 2006, the Company does not expect to make contributions to its plans in fiscal 2007. The Company may be required to, or may voluntarily opt to, make additional contributions to its pension plans in future years.

The Company used $543.1 million of cash from investing activities in fiscal 2006. The largest investing uses of cash were $2.8 billion to acquire Knight Ridder and $65.2 million for purchases of property, plant and equipment. These uses were partially offset by the proceeds from the sale of the 12 former Knight Ridder newspapers ($2.0 billion included in cash provided by discontinued operations—see Note 8 to the Consolidated Financial Statements) and $320.3 million in proceeds from the sale of equity investments and land. Additionally, there are $5.3 million of capital expenditures previously incurred by Knight Ridder that were paid by McClatchy and are reflected in the Company’s Statement of Cash Flows in 2006.

The Company generated $1.2 billion of cash from financing sources in fiscal 2006. Sources include cash drawn from its new credit facility to complete the Acquisition and to refinance existing debt ($3.2 billion), offset by subsequent repayment of bank debt and commercial paper ($2.0 billion) and payment of $26.8 million in debt issuance costs. The Company paid $40.0 million in dividends in fiscal 2006. The Company also received $4.1 million in proceeds from issuing Class A stock under employee stock plans in fiscal 2006.

Debt and Related Matters:

Through June 27, 2006, the Company used its senior unsecured revolving credit facility, which was initially put into place in 1998 to finance the purchase of The Star Tribune Company, and refinanced in 2004 primarily to become a back-up facility for commercial paper. The re-financed facility provided borrowings of up to $500 million. This credit agreement was refinanced with a new $3.2 billion senior unsecured credit facility (“Credit Agreement”) entered into in connection with the Acquisition. At the closing of the Acquisition, the Company’s new Credit Agreement consisted of a $1.0 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolver are due on June 27, 2011.

On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility. The Company has subsequently repaid $1.1 billion of the Term A loan and $210.2 million of the revolving credit facility, primarily from proceeds received in the sale of the eight former Knight Ridder newspapers, net of taxes paid on the tax gain on the sale (see Note 2 to the Consolidated Financial Statements). A total of $264.0 million of funds were available under the revolving credit facility at December 31, 2006.

Also in connection with the Acquisition, the Company assumed $1.9 billion of debt from Knight Ridder, including $1.6 billion in publicly-traded notes (“bonds”). The bonds were valued at $1.5 billion as of June 27, 2006 (see Note 5 to the Consolidated Financial Statements). Bonds with a face value of $100.0 million are due on November 1, 2007 and the Company expects to use its revolving credit facility to refinance the bonds, and accordingly has recorded the bonds as long-term debt.

In December 2006, the Company entered into a definitive agreement to sell the (Minneapolis) Star Tribune newspaper for $530.0 million in proceeds and is expected to receive approximately $160.0 million in cash income tax benefits related to the sale by 2008. The sale is expected to close in the first quarter of fiscal 2007 and the Company intends to reduce debt with the proceeds. Accordingly, as of December 31, 2006, the Company recorded $530.0 million of its debt as a current liability in its Consolidated Balance Sheet.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 37.5 basis points to 125.0 basis points. Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services (“Moody’s”) and Standard & Poor’s. A commitment fee for the unused revolving credit ranges from 10.0 basis points to 20.0 basis points depending on the Company’s ratings. Standard & Poor’s has rated the facilities “BBB” and Moody’s has rated the facility “Ba1.” Under the structure of the facilities, the Company will pay interest at LIBOR plus 75.0 basis points on outstanding debt and its commitment fees are currently at 15.0 basis points.

The Credit Agreement contains financial covenants including a minimum interest coverage ratio (as defined) of 3:00 to 1:00 and a maximum leverage ratio (as defined) of 4.75 to 1.00 through September 30, 2007, declining over time to 4.00 to 1.00 on December 28, 2008 and thereafter. At December 31, 2006, the Company was in compliance with all debt covenants.

At December 31, 2006, the Company had outstanding letters of credit totaling $70.2 million, including $64.1 million assumed in the Acquisition, securing estimated obligations stemming from workers’ compensation claims and other contingent claims. These letters of credit have been reduced in early fiscal 2007 reflecting reduced collateral requirements by the Company’s insurance carriers to $57.7 million, and will be reduced by an additional $4.9 million related to the (Minneapolis) Star Tribune once its sale is closed.

Contractual Obligations:

The following table summarizes specific financial obligations under the Company’s contractual obligations and commercial commitments related to continuing operations as of December 31, 2006 (in thousands):

	Payments Due By
	Total	1 Year or Less	1-3 Years	3-5 Years	After 5 Years
Included in the Company’s balance sheet:
Long-term debt (a)	$3,276,669	$530,000	$212,950	$1,640,332	$893,387
Pension obligations	258,738	6,723	13,446	13,446	225,123
Post-retirement obligations	71,593	10,478	20,957	20,957	19,201
Tax reserve obligations	35,036	—	35,036	—	—
Workers compensation obligations	28,938	9,162	19,776	—	—
Other long-term obligations (b)	23,955	6,487	11,458	5,278	732
Other obligations:
Purchase obligations (c)	21,198	20,558	640	—	—
Operating leases	56,870	12,862	17,509	10,850	15,649
Stand by letters of credit (d)	65,213	—	—	65,213	—

Total	$3,838,210	$596,270	$331,772	$1,756,076	$1,154,092

The Company has no material capital lease obligations.

(a)	Amounts represent bonds net of discounts and includes $530.0 million of bank debt as 1 year or less and $100.0 million of bonds as 3-5 years as discussed above.
(b)	Primarily deferred compensation and future lease obligations.
(c)	Primarily capital expenditures for property, plant and equipment.
(d)	In connection with the Company’s insurance program, letters of credit are required to support certain projected claims and obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease in the annual net income by $2.0 million to $2.5 million.

See the discussion at “Recent Events and Trends—Operating Expenses” for the impact of market changes on the Company’s newsprint and pension costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted as not applicable under the rules of Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheet of The McClatchy Company and subsidiaries (the “Company”) as of December 31, 2006 and December 25, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the former Knight Ridder, Inc. newspapers, which were acquired on June 27, 2006 (the “Acquired Newspapers”). The Acquired Newspapers constitute approximately 73 percent of net assets, 80 percent of total assets, 51 percent of revenues, and 39 percent of income from continuing operations before income tax provision of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Newspapers. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and December 25, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No.123(R), “Share-Based Payment.” As discussed in Note 7 to the consolidated financial statements, on December 31, 2006 the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/S/ DELOITTE & TOUCHE LLP

Sacramento, California

March 1, 2007

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for share amounts)

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
REVENUES—NET:
Advertising	$1,432,913	$691,790	$663,302
Circulation	194,940	97,205	100,330
Other	47,337	18,485	19,641

	1,675,190	807,480	783,273
OPERATING EXPENSES:
Compensation	652,582	321,312	316,089
Newsprint and supplements	231,068	103,292	99,252
Depreciation and amortization	98,865	39,311	40,159
Other operating expenses	345,767	152,262	147,529

	1,328,282	616,177	603,029

OPERATING INCOME	346,908	191,303	180,244

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(93,664)	—	—
Interest income	3,562	47	9
Equity income in unconsolidated companies—net	4,951	635	852
Gain on sale of land and other—net	9,128	231	295

	(76,023)	913	1,156
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	270,885	192,216	181,400
INCOME TAX PROVISION	87,390	72,701	71,852

INCOME FROM CONTINUING OPERATIONS	183,495	119,515	109,458
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES	(339,072)	41,004	46,328

NET INCOME (LOSS)	$(155,577)	$160,519	$155,876

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$2.85	$2.56	$2.36
Income (loss) from discontinued operations	(5.27)	0.88	1.00

Net income (loss) per share	$(2.42)	$3.44	$3.36

Diluted:
Income from continuing operations	$2.84	$2.55	$2.34
Income (loss) from discontinued operations	(5.25)	0.87	0.99

Net income (loss) per share	$(2.41)	$3.42	$3.33

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	64,415	46,606	46,382
Diluted	64,645	46,996	46,815

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 31, 2006	December 25, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,581	$3,052
Trade receivables, net of allowances of $12,732 in 2006 and $2,008 in 2005	311,785	94,444
Other receivables	36,477	3,902
Newsprint, ink and other inventories	52,097	15,456
Deferred income taxes	248,753	13,197
Prepaid income taxes	88,836	10,520
Newspaper assets held for sale	563,589	1,173,620
Land and other assets held for sale	231,029	—
Other current assets	23,192	7,026

	1,575,339	1,321,217
PROPERTY, PLANT AND EQUIPMENT:
Land	204,692	30,587
Building and improvements	382,206	192,004
Equipment	811,173	426,820
Construction in progress	36,401	24,203

	1,434,472	673,614
Less accumulated depreciation	(458,496)	(399,849)

	975,976	273,765
INTANGIBLE ASSETS:
Identifiable intangibles—net	1,369,046	28,153
Goodwill-net	3,559,828	317,572

	4,928,874	345,725
INVESTMENTS IN UNCONSOLIDATED COMPANIES	520,213	23,515
PREPAID PENSION ASSETS	32,457	118,337
OTHER ASSETS	21,851	4,557

TOTAL ASSETS	$8,054,710	$2,087,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of bank debt	$530,000	$—
Accounts payable	139,501	31,965
Accrued compensation	135,363	42,694
Income taxes	47,330	62
Unearned revenue	82,524	28,679
Newspaper liabilities held for sale	83,806	109,934
Accrued interest	33,697	156
Accrued dividends	14,727	8,415
Other accrued liabilities	45,166	4,824

	1,112,114	226,729
LONG-TERM DEBT	2,746,669	154,200
OTHER LONG-TERM OBLIGATIONS	385,410	40,509
DEFERRED INCOME TAXES	706,893	100,087
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A—authorized 200,000,000 shares, issued 55,795,162 in 2006 and 20,526,126 in 2005	557	205
Class B—authorized 60,000,000 shares, issued 26,116,397 in 2006 and 26,224,147 in 2005	261	262
Additional paid-in capital	2,182,544	350,825
Retained earnings	1,016,023	1,217,927
Deferred stock compensation	—	(1,799)
Accumulated other comprehensive loss	(95,761)	(1,829)

	3,103,624	1,565,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,054,710	$2,087,116

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	December 31, 2006	December 25, 2005	December 26, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$183,495	$119,515	$109,548
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	98,865	39,311	40,159
Contribution to pension plans	(31,545)	(32,984)	(40,956)
Employee benefit expense	21,819	12,416	8,574
Stock compensation expense	7,149	536	—
Deferred income taxes	(33,982)	4,697	13,993
Gain on sale of land	(9,047)	—	—
Equity income in unconsolidated companies	(4,951)	(635)	(852)
Other	170	2,673	3,240
Changes in certain assets and liabilities:
Trade receivables	6,346	(1,953)	(6,725)
Inventories	2,052	(2,711)	(1,716)
Other assets	(12,051)	10,821	4,754
Accounts payable	11,769	9,368	561
Accrued compensation	8,230	(4,120)	4,154
Income taxes	6,405	62	—
Other liabilities	(50,954)	(12,230)	331

Net cash provided by operating activities of continuing operations	203,770	144,766	135,065
Net cash provided (used) by operating activities of discontinued operations	(804,073)	48,768	49,925

Net cash provided (used) by operating activities	(600,303)	193,534	184,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Knight Ridder—net of cash received	(2,771,595)	—	—
Proceeds from sale of equity investments and other	320,328	—	—
Purchases of property, plant and equipment	(65,244)	(42,116)	(38,061)
Equity investments	(3,435)	(10,400)	—
Purchase of Merced Group	—	—	(40,984)
Other—net	649	614	580

Net cash used by investing activities of continuing operations	(2,519,297)	(51,902)	(78,465)
Net cash provided (used) by investing activities of discontinued operations	1,976,186	(12,399)	(9,145)

Net cash used by investing activities	(543,111)	(64,301)	(87,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term bank debt	2,200,000	—	—
Repayments of term bank debt	(1,100,000)	—	(347,000)
Net borrowings (repayments) from revolving bank debt	665,795	—	—
Repayment of Knight Ridder debt	(389,261)	—	—
Net proceeds (repayments) of commercial paper	(154,200)	(113,000)	267,200
Payment of cash dividends	(40,008)	(28,899)	(22,253)
Payment of debt issuance costs	(26,762)	—	(2,045)
Other—principally stock issuances	4,379	10,861	8,191

Net cash provided (used) by financing activities	1,159,943	(131,038)	(95,907)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,529	(1,805)	1,473
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,052	4,857	3,384

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,581	$3,052	$4,857

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Par Value Class A	Par Value Class B	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Losses	Total
BALANCES, DECEMBER 28, 2003	$199	$264	$325,599	$956,003		$(66,048)	$1,216,017
Net income				155,876			155,876
Change in fair value of swaps						782
Minimum pension liability						63,677
Other						(40)

Other comprehensive income						64,419	64,419

Total comprehensive income							220,295
Dividends declared ($.50 per share)				(23,200)			(23,200)
Conversion of 120,000 Class B shares to Class A shares	1	(1)					—
Issuance of 184,096 Class A shares under stock plans	2		8,228				8,230
Tax benefit from stock plans			1,662				1,662

BALANCES, DECEMBER 26, 2004	202	263	335,489	1,088,679		(1,629)	1,423,004
Net income				160,519			160,519
Minimum pension liability						(200)	(200)

Total comprehensive income							160,319
Dividends declared ($.67 per share)				(31,271)			(31,271)
Conversion of 40,000 Class B shares to Class A shares	1	(1)					—
Issuance of 246,019 Class A shares under stock plans	2		10,859				10,861
Issuance of 40,000 restricted Class A shares under stock plan			2,335		$(2,335)		—
Amortization of deferred stock compensation					536		536
Tax benefit from stock plans			2,142				2,142

BALANCES, DECEMBER 25, 2005	205	262	350,825	1,217,927	(1,799)	(1,829)	1,565,591
Net loss				(155,577)			(155,577)
Minimum pension liability						(623)	(623)

Total comprehensive loss							(156,200)
Adjustment to initially apply FASB Statement No. 158, net of tax						(93,309)	(93,309)
Dividends declared ($.72 per share)				(46,327)			(46,327)
Conversion of 107,750 Class B shares to Class A shares	1	(1)					—
Issuance of 34,988,009 Class A shares for acquisition of Knight Ridder, Inc.	350		1,821,126				1,821,476
Issuance of 132,582 restricted and Class A shares under stock plan	1		4,141				4,142
Reversal of deferred compensation			(1,799)		1,799		—
Stock compensation expense			8,014				8,014
Tax benefit from stock plans			237				237

BALANCES, DECEMBER 31, 2006	$557	$261	$2,182,544	$1,016,023	$—	$(95,761)	$3,103,624

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the “Company”) is the third-largest newspaper company in the United States based on daily circulation (after the sale of the (Minneapolis) Star Tribune—see discussion below), with 31 daily newspapers and approximately 50 non-dailies in 29 markets across the country. Twenty of its daily newspapers were acquired on June 27, 2006 in the Knight Ridder acquisition (the “Acquisition”)—see Note 2. The Company’s newspapers include The Miami Herald, The Sacramento Bee, the (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer and The (Raleigh) News & Observer. In addition, McClatchy has a robust network of internet assets, including leading local websites in each of its daily newspaper markets, offering users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, an interactive operation that provides websites with content, publishing tools and software development; Real Cities, the largest national advertising network of local news websites, including more than 140 newspaper websites; and 15.0% of CareerBuilder LLC, the nation’s largest online job site. The Company also owns 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as cars.com and apartments.com.

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

Discontinued operations reflect the results of the 12 newspapers acquired as part of the Acquisition (see Note 2) that have subsequently been sold for strategic or antitrust related reasons. Four of the 12 newspapers were sold concurrently with the closing of the Acquisition. The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition. The operating results of these eight newspapers for the periods they were owned by the Company (including interest expense and debt issuance costs related to bank debt incurred until their sales) are included in discontinued operations in the Company’s Consolidated Statement of Income in fiscal 2006. No accounting gain or loss was recognized on the sale of the 12 newspapers.

On December 26, 2006, the Company reached a definitive agreement to sell the (Minneapolis) Star Tribune newspaper of Minneapolis, MN for $530.0 million in proceeds and is expected to receive an additional approximately $160.0 million in cash income tax benefits related to the sale by 2008. The sale is expected to close in the first quarter of fiscal 2007. The Company recorded an after-tax charge of $363.0 million to write down the Star Tribune’s net assets to fair market value based on the expected sale proceeds in the fourth quarter of fiscal 2006 and included this charge in discontinued operations. Additionally, the results of Star Tribune’s operations, including interest expense directly attributable to the Star Tribune, have been recorded as discontinued operations in all periods presented.

Revenue recognition—The Company recognizes revenues from advertising placed in a newspaper and/or on a website over the advertising contract period or as services are delivered, as appropriate, and recognizes circulation revenues as newspapers are delivered over the applicable subscription term. Circulation revenues are recorded net of direct delivery costs. Other revenue is recognized when the related product or service has been delivered. Revenues are recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

Cash equivalents are highly liquid debt investments with original maturities of three months or less.

Concentrations of credit risks—Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company’s concentration of risk with respect to trade accounts receivable.

The Company provides an allowance for doubtful accounts as follows (in thousands):

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Balance at beginning of year	$2,008	$2,242	$2,395
Charged to costs and expenses	13,029	4,239	3,960
Amounts written off	(2,305)	(4,473)	(4,113)

Balance at end of year	$12,732	$2,008	$2,242

Inventories are stated at the lower of cost (based principally on the first-in, first-out method) or current market value.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized. Capitalized interest was $2.1 million, $0.6 million and $0.4 million in fiscal 2006, 2005 and 2004, respectively. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

•	5 to 60 years for buildings and improvements

•	9 to 25 years for presses

•	2 to 15 years for other equipment

Stock-based compensation—The Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R effective December 26, 2005, the first day of the 2006 fiscal year, using the modified prospective method. Prior to fiscal 2006 the Company accounted for stock-based awards using the intrinsic value method in accordance with APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, stock appreciation rights, restricted stock and purchases under the employee stock purchase plan (“ESPP”), to be recognized in the financial statements based on their fair values. The modified prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock, based upon the previously disclosed SFAS 123 methodology and amounts. At December 31, 2006, the Company had six stock-based compensation plans. Total stock-based compensation expense was $7.1 million in fiscal 2006 and $536,000 in fiscal 2005.

The Company issued a total of 65,000 shares of restricted Class A Common Stock to its Chief Executive Officer: (1) 40,000 shares on January 25, 2005, at the Company’s closing stock price of $70.55, which vest on January 25, 2009, subject to certain performance criteria and (2) 25,000 shares on January 24, 2006, at the Company’s closing stock price of $58.05, which vest over four annual installments, subject to certain performance criteria, beginning on January 24, 2007. At this time, the Company expects such performance criteria to be met and is expensing the related stock-based compensation over the respective four-year periods.

During fiscal 2005 and 2004, if compensation costs for the Company’s stock-based compensation plans had been determined based upon the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2005	2004
Net Income:
As reported:	$160,519	$155,876
Add stock-based compensation included in net income, net of income taxes	327	—
Deduct stock-based compensation under fair-value method for all awards, net of income taxes	(4,840)	(4,650)

Pro forma net income	$156,006	$151,226

Earnings per common share:
As reported:
Basic	$3.44	$3.36
Diluted	$3.42	$3.33
Pro forma:
Basic	$3.35	$3.26
Diluted	$3.32	$3.23

Stock based compensation, net of taxes, would have reduced discontinued operations by approximately $540,000 in fiscal 2005 and $580,000 in fiscal 2004 or approximately one cent per share in each year.

Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes. Determination of deferred income taxes related to the Acquisition is preliminary and is subject to change based upon further review (see Note 2).

Fair Value of Financial Instruments—Generally accepted accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of year-end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at year-end, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, accounts payable and current portion of long term debt. The carrying amount of these items approximates fair value.

Long term debt. Market values quoted on the New York Stock Exchange are used to estimate the fair value of publicly traded debt. To estimate the fair value of debt issues that are not quoted on an exchange, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. At December 31, 2006, the estimated fair value of long term debt was $2.8 billion compared to a carrying value of $2.7 billion.

Comprehensive income (loss)—The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity. Such changes relate primarily to valuing its pension liabilities, net of tax effects.

The following table summarizes the changes in other comprehensive (loss) income (in thousands):

	Pre-Tax	Tax	After-Tax
Year Ended December 31, 2006
Minimum pension liability	$(1,038)	$415	$(623)

	$(1,038)	$415	$(623)

Year Ended December 25, 2005
Minimum pension liability	$(334)	$134	$(200)

	$(334)	$134	$(200)

Year Ended December 26, 2004
Minimum pension liability	$106,128	$(42,451)	$63,677
Fair value of swaps	1,303	(521)	782
Other	(67)	27	(40)

	$107,364	$(42,945)	$64,419

Segment reporting—The Company’s primary business is the publication of newspapers. The Company aggregates its newspapers into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share (“EPS”)—Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method. The anti-dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were 2,166,088 in fiscal 2006, 531,698 in fiscal 2005, and 16,786 in fiscal 2004.

Reclassifications—Certain prior period amounts have been reclassified to conform to the 2006 presentation.

New Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” This Interpretation specifies requirements for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective beginning January 1, 2007. The Company is currently evaluating the impact FIN 48 will have, if any, on its consolidated financial statements.

NOTE 2.	ACQUISITION AND DIVESTITURES

Acquisition Transaction:

On June 27, 2006 (the second day of the Company’s third fiscal quarter), the Company completed the purchase of Knight-Ridder, Inc. (Knight Ridder) pursuant to a definitive merger agreement entered into on March 12, 2006, under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and .5118 of a Class A McClatchy common share (the Acquisition). The Company issued approximately 35.0 million Class A common shares in connection with the Acquisition. The total purchase price was approximately $4.6 billion. In addition, the Company assumed $1.9 billion in Knight Ridder long-term debt at closing.

Knight Ridder published 32 daily newspapers in 29 U.S. markets, operated websites in all of its markets and owned a variety of internet and other investments which consisted of: 33.3% of CareerBuilder LLC

(“CareerBuilder”) and ShopLocal LLC (“ShopLocal”), 25.0% of Topix.net (“Topix”), 21.5% of Classified Ventures LLC (“Classified Ventures”), 33.3% interest in SP Newsprint Company (“SP”), 13.5% interest in the Ponderay Newsprint Company (“Ponderay”) and 49.5% of The Seattle Times Company which owns The Seattle Times newspaper and weekly newspapers in the Puget Sound area, and daily newspapers located in Walla Walla and Yakima, Washington and in Portland, Maine and various other smaller investments. Knight Ridder was the founder and operator of Real Cities, the largest national advertising network of local news websites.

To consummate the Acquisition, the Company borrowed $3.076 billion under a new bank debt facility (see Note 5) and used the proceeds from the sales of four Knight Ridder newspapers in order to pay Knight Ridder shareholders ($2.7 billion) and refinance its and Knight Ridder’s bank debt ($498.0 million). The proceeds from the sales of the eight Knight Ridder newspapers sold after the Acquisition closed were used to reduce debt.

Acquisition Accounting:

Pursuant to Emerging Issues Task Force No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the McClatchy common stock issued on June 27, 2006 was valued based upon the average closing price of McClatchy common stock from March 8, 2006 through March 14, 2006 (two business days before and after the terms of the Acquisition were agreed to and announced), or $52.06 per share. As a result, the fair value of the 35.0 million shares of McClatchy common stock issued in the Acquisition was recorded at $1.821 billion, which was included in the total Acquisition purchase price of approximately $4.6 billion. The fair value of such shares declined to approximately $1.398 billion as of the Acquisition closing date (June 27, 2006), however the decline of $423.0 million in valuation had no effect on the total Acquisition purchase price recorded. The difference is included in the allocation to goodwill in the allocation of the purchase price below.

The Acquisition was accounted for as a purchase. Pursuant to SFAS 141, Business Combinations, the purchase price is being allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition. The purchase price allocation was primarily based upon an independent valuation. The purchase price allocation, while substantially complete, is subject to further adjustments based upon completion of analyses of deferred income tax assets and liabilities and other items.

The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of June 27, 2006, subject to future adjustments, is presented below (in thousands):

Current assets	$335,378
Land and other assets held for sale	231,013
Property, plant and equipment	706,012
Investments in unconsolidated companies	802,292
Advertiser and subscriber lists and other intangibles	692,000
Newspaper mastheads	683,000
Goodwill	3,242,251
Other assets	5,486
Newspapers held for sale	1,990,269
Current liabilities	(438,779)
Long-term debt	(1,899,700)
Pension and other long-term obligations	(357,814)
Deferred income taxes	(1,357,759)

$4,633,649

The following table summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company for fiscal 2006 and 2005 as though the Acquisition had taken place on the first day of each fiscal year (in thousands):

	2006		2005
Revenues	$2,497,457		$2,463,133
Income from continuing operations	$185,570	(1)	$222,681	(1)
Income from continuing operations per diluted share	$2.27		$2.74

(1)	Includes $18.1 million of income tax benefits related to the Company’s recalculation of its deferred tax liabilities and assets.

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

In July 2006, the Company sold 18.3% of its interest in each of CareerBuilder and ShopLocal, and 13.8% of its interest in Topix for an aggregate of $309.7 million in cash and used the proceeds to reduce debt. The Company retained a 15.0% interest in CareerBuilder and ShopLocal, and an 11.3% interest in Topix. No accounting gain or loss was recognized on the sale of these investments.

In December 2006, the Company paid income taxes of approximately $787.0 million related to the disposition of the newspapers and investments discussed above.

On December 26, 2006, the Company reached a definitive agreement to sell the (Minneapolis) Star Tribune newspaper of Minneapolis, MN to Avista Capital Partners for $530.0 million. The Company expects a future cash income tax benefit equal to approximately $160.0 million related to the sale by 2008. The purchase covers the newspaper as well as other publications and websites related to the newspaper. The transaction is expected to close in the first quarter of fiscal 2007. The Company recorded a charge of $565.0 million to write down the Star Tribune’s net assets to fair market value based on the expected sale proceeds in the fourth quarter of fiscal 2006 and included this charge in discontinued operations.

The Company recorded a tax benefit of $202.0 million when it wrote down the net assets of the Star Tribune newspaper to its fair market value based upon its expected sales proceeds. However, when the transaction closes (expected the first quarter of fiscal 2007), the Company will recognize additional income tax expense (estimated to be $40.0 million) related to the dissolution of subsidiaries holding Star Tribune related intellectual property. These taxes will be recorded in discontinued operations.

Additionally, the results of Star Tribune’s operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented. The Company intends to use the proceeds from the sale of the Star Tribune to reduce debt.

Revenues and loss from discontinued operations, net of income taxes, for fiscal 2006, 2005 and 2004 were as follows (in thousands):

	2006		2005	2004
Revenues	$423,058	(3)	$378,635	$380,103

Income (loss) from discontinued operations before income taxes (2)	$(522,531	) (3)	$71,011	$76,161
Income tax benefit (expense)	183,459		(30,007)	(29,833)

Income (loss) from discontinued operations	$(339,072	) (1)	$41,004	$46,328

(1)	Includes an after-tax charge of $363.0 million to write down the net assets of the (Minneapolis) Star Tribune newspaper to fair market value based upon its anticipated sales proceeds.
(2)	Includes interest expense allocated to discontinued operations of $24.2 million, $7.7 million and $9.1 million in fiscal 2006, 2005 and 2004, respectively.
(3)	Includes revenues of $61.2 million and loss before income taxes of $14.6 million related to the eight divested newspapers owned for periods ranging from two days to 36 days following the closing of the Acquisition.

NOTE 3.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of December 31, 2006 (dollars in thousands):

Company	% Ownership Interest	Carrying Value
CareerBuilder	15.0	$230,506
Seattle Times Company	49.5	102,228
Classified Ventures	25.6	98,259
SP	33.3	40,666
Ponderay	27.0	26,162
ShopLocal	15.0	10,993
Topix	11.3	9,956
McClatchy Tribune Information Services	50.0	773
Other	Various	670

		$520,213

The Company primarily uses the equity method of accounting for these investments.

The Company generates revenue from CareerBuilder, Classified Ventures and ShopLocal products for online listings placed in its markets. In fiscal 2006, the Company recorded $32.3 million in revenue related to CareerBuilder products, $16.0 million related to Classified Ventures products and $2.0 million related to ShopLocal. The Company also had $2.0 million, $6.1 million and $0.1 million in expenses for products and services provided by CareerBuilder, Classified Ventures and ShopLocal, respectively, related to the uploading and hosting of online advertising on behalf of the Company’s newspapers’ advertisers. As of December 31, 2006 and as of December 25, 2005, the Company had approximately $11.3 million and $6.7 million, respectively, in amounts payable to CareerBuilder, Classified Ventures, SP and Ponderay. In fiscal 2005, the Company recorded $6.7 million in revenue related to Classified Ventures products and $2.6 million in expenses for products and services provided by Classified Ventures. Transactions between the Company and these related parties and other equity investees were immaterial in fiscal 2004.

The Company has an annual purchase commitment for 86,000 metric tons of newsprint from SP. The Company is required to purchase 56,800 metric tons of newsprint of annual production from Ponderay on a "take-if-tendered" basis at prevailing market prices, until Ponderay’s debt is repaid.

NOTE 4.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their original weighted-average useful lives consisted of the following (in thousands):

	December 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(148,427)	$669,274	14 years
Other	26,161	(9,389)	16,772	8 years

Total	$843,862	$(157,816)	686,046

Other intangible assets not subject to amortization:
Newspaper mastheads			683,000

Total			1,369,046
Goodwill			3,559,828

Total intangible assets and goodwill			$4,928,874

	December 25, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$143,701	$(116,027)	$27,674	24 years
Other	8,161	(8,067)	94	4 years

Total	$151,862	$(124,094)	27,768

Other intangible assets not subject to amortization:
Pension			385

Total			28,153
Goodwill—net			317,572

Total intangible assets and goodwill			$345,725

Changes in identifiable intangible assets and goodwill in fiscal 2006 consisted of the following (in thousands):

	December 25, 2005	Additions	Disposals/ Adjustments	Amortization Expense	December 31, 2006
Intangible assets subject to amortization:	$151,862	$692,000	—	$—	$843,862
Accumulated amortization	(124,094)	—	$(5)	(33,717)	(157,816)

	27,768	692,000	(5)	(33,717)	686,046
Mastheads and other	385	683,000	(385)	—	683,000
Goodwill—net	317,572	3,242,251	5	—	3,559,828

Total	$345,725	$4,617,251	$(385)	$(33,717)	$4,928,874

Intangible assets subject to amortization acquired in fiscal 2006 consisted of the following (in thousands):

	Amount	Amortization Period
Advertiser lists	$602,000	13 years
Subscriber lists	72,000	8 years
Software and content syndication	12,000	5 years
Other	6,000	10 years

Total	$692,000

The Company also acquired $683.0 million of mastheads in fiscal 2006 which are not subject to amortization.

Amortization expense for continuing operations was $33,717,000, $4,948,000 and $5,221,000 in fiscal 2006, 2005 and 2004, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year	Amortization Expense
2007	$59,950
2008	59,941
2009	59,910
2010	59,232
2011	57,837

NOTE 5.	LONG-TERM DEBT

As of December 31, 2006 and December 25, 2005, long-term debt consisted of the following (in thousands):

	December 31, 2006	December 25, 2005
Commercial Paper	—	$154,200
Term A bank debt, interest at 6.12%	$1,100,000	—
Revolving bank debt, interest at 6.10%	665,795	—
Publicly-traded notes:
$100 million 6.625% debentures due in 2007	100,025	—
$200 million 9.875% debentures due in 2009	212,950	—
$300 million 7.125% debentures due in 2011	304,512	—
$200 million 4.625% debentures due in 2014	172,705	—
$400 million 5.750% debentures due in 2017	359,848	—
$100 million 7.150% debentures due in 2027	90,717	—
$300 million 6.875% debentures due in 2029	270,117	—

Total debt	3,276,669	154,200
Less current portion	530,000	—

Long-term debt	$2,746,669	$154,200

The publicly-traded notes are stated net of unamortized discounts and premiums (totaling to an $89.1 million discount as of December 31, 2006) resulting from recording such assumed liabilities at fair value as of the June 27, 2006, the Acquisition date. The notes due in 2007 are expected to be refinanced on a long-term basis by drawing on the Company’s revolving credit facility and accordingly, are included in long-term debt.

Through June 27, 2006, the Company used its senior unsecured revolving credit facility, which was initially put into place in 1998 to finance the purchase of The Star Tribune Company, and refinanced in 2004 primarily to become a back-up facility for commercial paper. The re-financed facility provided borrowings of up to $500 million. This credit agreement was refinanced with a new $3.2 billion senior unsecured credit facility ("Credit Agreement") entered into in connection with the Acquisition. At closing, the Company’s new Credit Agreement consisted of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolver are due on June 27, 2011.

On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility. The Company subsequently repaid $1.1 billion of the Term A loan and $210.2 million of the revolving credit facility, primarily from proceeds received in the sale of the eight newspapers, net of income taxes paid on the tax gain on the sale (see Note 2). A total of $264.0 million of funds were available under the revolving credit facility at December 31, 2006.

In December 2006, the Company entered in to a definitive agreement to sell the (Minneapolis) Star Tribune newspaper for $530.0 million in proceeds and is expected to receive an additional approximate $160.0 million in cash income tax benefits related to the sale by 2008. The sale is expected to close in the first quarter of fiscal 2007 and the Company intends to reduce debt with the proceeds. Accordingly, as of December 31, 2006, the Company recorded $530.0 million of its debt as current liability in its Consolidated Balance Sheet.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate ("LIBOR") plus a spread ranging from 37.5 basis points to 125.0 basis points. Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services (“Moody’s”) and Standard & Poor’s. A commitment fee for the unused revolving credit ranges from 10.0 basis points to 20.0 basis points depending on the Company’s ratings. Standard & Poor’s has rated the facilities “BBB” and Moody’s has rated the facility “Ba1.” Under the structure of the facilities, the Company will pay interest at LIBOR plus 75.0 basis points on outstanding debt and its commitment fees are currently at 15.0 basis points.

The Credit Agreement contains financial covenants including a minimum interest coverage ratio (as defined) of 3:00 to 1:00 and a maximum leverage ratio (as defined) of 4.75 to 1.00 through September 30, 2007, declining over time to 4.00 to 1.00 on December 28, 2008 and thereafter. At December 31, 2006, the Company was in compliance with all debt covenants.

At December 31, 2006, the Company had outstanding letters of credit totaling $70.2 million, including $64.1 million assumed in the Acquisition, securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

The following table presents the approximate annual maturities of debt, based upon the Company’s required payments (adjusted for management’s expectations regarding the notes due in 2007 and the proceeds from the sale of the (Minneapolis) Star Tribune as discussed above), for the next five years and thereafter (in thousands):

Year	Payments
2007	$530,000
2008	—
2009	200,000
2010	—
2011	1,635,795
Thereafter	1,000,000

3,365,795
Less net discount	89,126

Total debt	$3,276,669

NOTE 6.	INCOME TAXES

Income tax provisions related to continuing operations consist of (in thousands):

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Current:
Federal	$103,807	$58,654	$49,701
State	17,565	9,350	8,158
Deferred:
Federal	(4,748)	2,836	11,165
State	(29,234)	1,861	2,828

Income tax provision	$87,390	$72,701	$71,852

The effective tax rate for continuing operations and the statutory federal income tax rate are reconciled as follows:

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.9%	3.8%	3.9%
Impact of change in state apportionment factors	(6.7%)	—	—
Amortization of intangibles	—	0.3%	0.1%
Other	0.1%	(1.3%)	0.6%

Effective tax rate	32.3%	37.8%	39.6%

The components of deferred tax assets and liabilities recorded in the Company’s Consolidated Balance Sheet on December 31, 2006 and December 25, 2005 are (in thousands):

	2006	2005
Deferred tax assets:
Compensation benefits	$125,651	$8,203
Basis difference, newspaper held for sale	214,298	—
State taxes	15,147	3,300
Other	15,997	2,383

Total deferred tax assets	371,093	13,886
Valuation allowance	(12,600)	—

Net deferred tax assets	358,493	13,886
Deferred tax liabilities:
Depreciation and amortization	656,052	43,808
Investments in unconsolidated subsidiaries	107,932	1,716
Compensation benefits	—	54,931
Other	52,649	321

Total deferred tax liabilities	816,633	100,776

Net deferred tax liabilities	$458,140	$86,890

NOTE 7.	EMPLOYEE BENEFITS

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” effective December 31, 2006, as required. SFAS 158 requires recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) funded status of a post-retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. An increase in accumulated other comprehensive loss related to an increase in the minimum liability of $1.0 million, or $0.6 million after-tax, was recorded prior to the adoption of SFAS 158. As a result of adopting SFAS 158, the Company increased accumulated other comprehensive loss for its continuing operations by $80.4 million, consisting of previously unrecognized prior service costs of $0.9 million, previously unrecognized net losses of $79.5 million, and a related net deferred tax asset of $32.2 million. The reduction also decreased prepaid pension costs by $66.1 million and increased pension obligations by $14.2 million.

The Company recorded an increase in accumulated comprehensive loss of $75.9 million, net of a related deferred tax asset of $31.5 million for (Minneapolis) Star Tribune plans being assumed by the buyer (see Note 2).

The Company sponsors defined benefit pension plans (“retirement plans”), which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide the required benefits. The Company made $40.0 million in voluntary contributions to its plans in fiscal 2005 (including $7.0 million to Star Tribune plans) and made an additional contribution of $40.0 million in early fiscal 2006 (including $8.5 million to Star Tribune plans). No contributions to the Company’s plans are currently planned for fiscal 2007.

The Company also has a limited number of supplemental retirement plans to provide key employees with additional retirement benefits. The terms of the plans are generally the same as those of the retirement plans, except that the supplemental retirement plans are limited to key employees and provide an enhanced pension benefit. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

Pension expense, assets and obligations include the impact of adding plans and benefits for new employees added in the Acquisition. In addition, the (Minneapolis) Star Tribune related plans which are expected to be assumed by the buyer have been excluded from expenses in continuing operations and other disclosures below.

Benefits related primarily to non-unionized employees of the (Minneapolis) Star Tribune (“Plan O”) were previously included in the McClatchy Retirement Plan, and have been spun-off into a separate plan as of December 31, 2006. Plan O is being assumed by the buyer (see Note 2), and accordingly, estimated costs related to this plan as well as plan assets and liabilities have been removed from the Company’s pension disclosures from continuing operations. Amounts of Plan O assets and obligations at December 25, 2005 and changes in these amounts during fiscal 2005 remained a part of the McClatchy Retirement Plan, and are therefore are included in the reconciliation of the funded status of the Company’s pension plans for fiscal 2005. All other separate Star Tribune plans which are being assumed by the buyer of the Star Tribune have been excluded from this disclosure.

The elements of pension costs for continuing operations are as follows (in thousands):

	December 31, 2006	December 25, 2005	December 26, 2004
Service Cost	$17,832	$13,642	$12,769
Interest Cost	59,636	22,300	20,396
Expected return on plan assets	(68,221)	(29,255)	(28,569)
Prior service cost amortization	8,860	5,247	3,307
Actuarial loss	186	212	383

Net pension expense	$18,293	$12,146	$8,286

No material contributions were made to the Company’s multi-employer plans for continuing operations in fiscal 2006, 2005 or 2004.

The Company also provides or subsidizes certain life insurance benefits for employees. The elements of post-retirement expenses for continuing operations are as follows (in thousands):

	December 31, 2006	December 25, 2005	December 26, 2004
Service cost	$485	$2	$3
Interest cost	2,172	253	252
Actuarial loss	—	—	(4)

Net post-retirement benefit expense	$2,657	$255	$251

Expected benefit payments to retirees under the Company’s retirement and post-retirement plans over the next ten years are summarized below (in thousands):

	Retirement Plans	Post-retirement Plans
2007	$64,874	$10,820
2008	67,446	9,530
2009	70,350	7,475
2010	73,456	6,593
2011	77,123	6,598
2012-2015	470,958	33,555

Total	$824,207	$74,571

Post-retirement benefits above do not reflect an expected federal subsidy totaling approximately $3.2 million over the life of the plan.

The following tables provide reconciliations of the plans’ benefit obligations, fair value of assets, funded status and amounts recognized in the Company’s Consolidated Balance Sheet at December 31, 2006 and December 25, 2005 (in thousands):

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning of year	$526,190	$451,315	$4,232	$4,134
Service cost	19,481	16,827	485	2
Interest cost	65,239	27,512	2,172	253
Plan participants’ contributions	—	—	1,465
Actuarial (gain)/loss	35,621	47,085	6,606	307
Gross benefits paid	(44,844)	(16,826)	(5,625)	(464)
less: federal subsidy on benefits paid	—	—	246	—
Acquisition	1,091,630	—	62,012	—
Spin-off of Plan O	(138,624)	—	—	—
Other	—	277	—	—

Benefit obligation, end of year	$1,554,693	$526,190	$71,593	$4,232

Accumulated benefit obligation, end of year	$1,449,074	$455,111	N/A	N/A

Change in Plan Assets
Fair value of plan assets, beginning of year	$451,243	$396,930	$—	$—
Actual return on plan assets	169,953	37,069	—	—
Employer contribution	35,394	34,070	4,160	464
Plan participants’ contributions	—	—	1,465	—
Gross benefits paid	(45,765)	(16,826)	(5,625)	(464)
Acquisition	864,793	—	—	—
Spin-off of Plan O	(147,063)	—	—	—
Other	(143)	—	—	—

Fair value of plan assets, end of year	$1,328,412	$451,243	$—	$—

Funded Status
Fair value of plan assets	$1,328,412	$451,243	$—	$—
Benefit obligations	(1,554,693)	(526,190)	(71,593)	(4,232)

Funded status	(226,281)	(74,947)	(71,593)	(4,232)
Unrecognized net actuarial (gain)/loss	—	172,742	—	(196)
Unrecognized prior service (credit)/cost	—	1,548	—	—

Amount recognized, end of year	$(226,281)	$99,343	$(71,593)	$(4,428)

Amounts recognized in the statement of financial position consist of (1):
Noncurrent asset	$32,457	N/A	$—	N/A
Current liability	(6,741)	N/A	(10,478)	N/A
Noncurrent liability	(251,997)	N/A	(61,115)	N/A
Prepaid benefit cost	—	$118,337	—	$—
Accrued benefit cost	—	(18,995)	—	(4,428)
Additional minimum liability	—	(2,475)	—	—
Intangible asset	—	385	—	—
Accumulated other comprehensive income	—	2,091	—	—

	$(226,281)	$99,343	$(71,593)	$(4,428)

Amounts recognized in accumulated other comprehensive income consist of (1):
Net actuarial loss/(gain)	$76,556	$1,706	$6,655	N/A
Prior service cost/(credit)	1,273	385	—	N/A

	$77,829	$2,091	$6,655	N/A

(1)	Amounts exclude balances included in assets and liabilities held for sale related to the (Minneapolis) Star Tribune newspaper. See Note 2.

The assets of certain plans are commingled in a Master Trusts and, as of December 31, 2006 and December 25, 2005, the measurement dates for the plans, assets and related target allocations are as follows (dollars in thousands):

	December 31, 2006	December 25, 2005	2007 Target Allocation
Equity securities	$871,386	$319,537	62%
Debt securities	373,788	116,273	28%
Real estate securities	55,383	13,927	5%
Commodities	17,542	—	5%
Cash equivalents	10,313	1,506	—

Plan assets	$1,328,412	$451,243	100%

The Company’s investment policies are designed to maximize plans’ returns within reasonable and prudent levels of risk, with an investment horizon of greater than ten years so that interim investment returns and fluctuations are viewed with appropriate perspective. The policy also aims to maintain sufficient liquid returns to provide for the payment of retirement benefits and plan expenses, hence, small portions of the equity and debt investments are held in marketable mutual funds.

The Company’s policy seeks to provide an appropriate level of diversification of assets, as reflected in its target allocations, as well as limits placed on concentrations of equities in specific sectors or industries. It uses a mix of active managers and passive index funds. McClatchy stock is not held in plan assets. The Company’s expected return on long-term assets was determined through consultation with the Company’s actuaries and investment consultants by using projected returns for each asset class, factoring in both passive and active management of funds where appropriate, and developing a weighted average return based upon its target asset allocations as discussed above. This return was also compared to 30 and 50-year market returns and the plans’ actual ten-year returns to gain additional assurance of reasonableness.

The Company’s discount rate was determined by matching a portfolio long-term, non-callable, high quality bonds to the plans’ projected cash flows and through consultation with the Company’s actuaries.

Weighted average assumptions used for valuing benefit obligations were:

	2006	2005
Discount rate in determining pension benefit obligation	5.97%	5.5%
Discount rate in determining post-retirement obligations	5.64%	5.5%
Rates of salary increase	3.7 to 5.0%	3.5 to 5.0%

The following table summarizes data for pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	December 31, 2006	December 25, 2005
Projected benefit obligation	$1,209,891	$28,193
Accumulated benefit obligation	1,149,790	21,192
Fair value of plan assets	951,153	—

The following table summarizes data for pension plans with projected benefit obligations in excess of plan assets (in thousands):

	December 31, 2006	December 25, 2005
Projected benefit obligation	$1,209,891	$526,190
Fair value of plan assets	951,153	451,243

For the post-retirement plans, the medical cost trend rates are expected to decline from 9.25% in 2006 to 5.0% by the year 2013. A 1.0% increase in the assumed health care cost trend rate would increase the benefit obligation by $4.5 million. A 1.0% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $3.9 million.

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. The Company’s mandatory matching contributions to the 401(k) plans were $9,471,000, $5,275,000 and $5,601,000 in fiscal 2006, 2005 and 2004, respectively.

NOTE 8.	CASH FLOW INFORMATION

Cash paid during the fiscal 2006, 2005 and 2004 for interest and income taxes were (in thousands):

	2006	2005	2004
Interest paid (net of amount capitalized)	$92,692	$6,656	$8,269
Income taxes paid (net of refunds)	$904,803	$104,320	$85,601

Net cash provided (used) by operating activities of discontinued operations are summarized below (in thousands):

	2006	2005	2004
Income (loss) from discontinued operations	$(339,072)	$41,004	$46,328
Reconciliation to net cash provided (used) by discontinued operations:
Write down of net assets held for sale	565,419	—	—
Payment of income taxes related to sale of 12 newspapers	(690,300)	—	—
Depreciation and amortization	17,556	26,458	26,373
Deferred taxes related to newspaper held for sale	(214,298)	—	—
Change in control payments to former Knight Ridder employees	(92,960)	—	—
Changes in assets and liabilities and other, net	(50,418)	(18,694)	(22,776)

Net cash provided (used) by operating activities of discontinued operations	$(804,073)	$48,768	$49,925

Cash provided (used) by investing activities of discontinued operations are summarized below (in thousands):

	2006	2005	2004
Proceeds from sale of 12 newspapers	$1,990,269	$—	$—
Purchases of property, plant and equipment	(14,083)	(12,399)	(9,145)

Net cash provided (used) by investing activities of discontinued operations	$1,976,186	$(12,399)	$(9,145)

In fiscal 2006, the Company’s non-cash investing and financing activities consisted of the issuance of Class A common stock of $1.8 billion and the assumption of $1.9 billion of long-term debt in connection with the Acquisition.

In fiscal 2005, the Company’s non-cash investing activity consisted of an exchange of property, plant and equipment of $4.4 million.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2008, totaling $21.2 million.

The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through December 2019. Total rental expense from continuing operations amounted to $9,077,000 in fiscal 2006, $4,302,000 in fiscal 2005 and $4,088,000 in fiscal 2004.

Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):

Year	Amount
2007	$17,132
2008	14,337
2009	8,792
2010	7,623
2011	5,414
Thereafter	15,649

Total	$68,947

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

NOTE 10. COMMON	STOCK AND STOCK PLANS

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

The holders of shares of Class B Common Stock are parties to an agreement, the intent of which is to preserve control of the Company by the McClatchy family. Under the terms of the agreement, the Class B shareholders have agreed to restrict the transfer of any shares of Class B Common Stock to one or more “Permitted Transferees,” subject to certain exceptions. A “Permitted Transferee” is any current holder of shares of Class B Common Stock of the Company; any lineal descendant of Charles K. McClatchy (1858 to 1936); or a trust for the exclusive benefit of, or in which all of the remainder beneficial interests are owned by, one or more lineal descendants of Charles K. McClatchy.

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

At December 31, 2006, the Company has six stock-based compensation plans, which are described below. The Company applied APB Opinion 25 and related interpretations in accounting for its plans in fiscal 2005 and prior years. The Company has adopted SFAS No. 123R for its stock plans effective December 26, 2005, the first day of fiscal 2006 (see Note 1).

The Company’s Amended Employee Stock Purchase Plan (the “Purchase Plan”) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of “fair market value” (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 31, 2006, a total of 1,499,124 shares of Class A common stock have been issued under the Purchase Plan.

The Company has two stock option plans which reserve 4,062,500 Class A common shares for issuance to key employees — the 1994 and 1997 plans (“Employee Plans”). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A common stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative. The 1994 plan (which has 1,768,350 outstanding grants at December 31, 2006) expired in January 2004 and has been replaced by the 2004 stock incentive plan (see the discussion below).

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

The Company has a stock incentive plan (the “2004 plan”) which reserves 3,000,000 Class A common shares for issuance to key employees and outside directors. Terms of the 2004 plan are similar to the Employee and Directors’ Plans, except that the 2004 plan permits the following type of incentive awards in addition to stock options and stock appreciation rights: restricted stock, unrestricted stock, stock units and dividend equivalent rights.

Beginning in fiscal 2005, the Company awarded stock-settled stock appreciation rights (“SARs”) in lieu of stock options. The SARs were granted at fair market value, have a ten-year term and vest in four equal annual installments beginning on March 1 following the year for which the award was made.

Outstanding options and SARs are summarized as follows:

	Options/ SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 28, 2003	2,586,050	$49.88
Granted	515,000	$70.99
Exercised	(130,550)	$39.33	$4,098
Forfeited	(51,375)	$56.99

Outstanding December 26, 2004	2,919,125	$53.95	$49,486
Granted	567,500	$59.92
Exercised	(187,675)	$40.58	$5,315
Forfeited	(50,250)	$65.07

Outstanding December 25, 2005	3,248,700	$55.60	$20,767
Granted	906,000	$42.75
Exercised	(32,375)	$36.34	$510
Forfeited	(58,250)	$63.54

Outstanding December 31, 2006	4,064,075	$52.78	$4,857

Options exercisable:
December 26, 2004	1,125,375		$33,178
December 25, 2005	1,447,450		$19,105
December 31, 2006	1,908,325		$4,166

As of December 31, 2006, there were $14.3 million of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s plans. The cost is expected to be recognized over a weighted average period of 1.9 years.

The following tables summarize information about stock options and SARs outstanding in the stock plans at December 31, 2006:

Range of Exercise Prices	Options/ SARs Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$25.75 - $42.50	1,550,750	6.87	$40.17	686,750	$37.23
$45.98 - $59.09	1,426,450	6.84	$54.45	760,200	$51.31
$59.58 - $73.36	1,086,875	7.33	$68.56	461,375	$67.44

$25.75 - $73.36	4,064,075	6.98	$52.78	1,908,325	$50.16

The weighted average remaining contractual life on options exercisable at December 31, 2006 was 4.94 years. The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life for shares granted in fiscal 2006, and for a one-year look back period for shares granted prior to fiscal 2006. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005	2004
Dividend yield	1.73	1.22	0.74
Expected life in years	5.33	5.1	5.2
Volatility	.19	.16	.14
Risk-free interest rate Weighted average fair value of options/SARS granted	$4.48 9.08%	$4.40 12.08%	$3.61 13.62%

The Company also offers eligible employees the option to purchase common stock under its ESPP. The expense associated with the plan is computed using a Black-Scholes option valuation model with similar assumptions to those described for stock options, except that volatility is computed using a one-year look back given the short-term nature of this option. Expense associated with the ESPP is included in the stock-related compensation discussed in Note 1.

NOTE 11.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company’s business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the holiday seasons. The first quarter is historically the weakest quarter for revenues and profits. The Company’s quarterly results are summarized as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Net revenues	$194,463	$212,000	$595,128	$673,599
Operating income	35,279	52,261	113,683	145,685
Income from continuing operations	21,781	32,189	52,610	76,915
Income (loss) from discontinued operations	5,946	11,947	(779)	(356,186)
Income from continuing operations per common share—diluted	0.46	0.69	0.65	0.94
Income (loss) from discontinued operations per common share—diluted	0.13	0.25	(0.01)	(4.34)

2005
Net revenues	$191,182	$205,779	$200,219	$210,300
Operating income	38,438	52,396	46,747	53,722
Income from continuing operations	23,641	32,145	29,618	34,111
Income from discontinued operations	8,694	12,019	9,021	11,270
Income from continuing operations per common share—diluted	0.50	0.68	0.63	0.73
Income from discontinued operations per common share—diluted	0.19	0.26	0.19	0.24

Discontinued operations for all periods reflect the results of the (Minneapolis) Star Tribune newspaper, and include a $363.0 million after-tax charge in the fourth quarter of fiscal 2006 to write-down the Star Tribune to fair market value based upon its expected sales proceeds. Discontinued operations in the third quarter of fiscal 2006 also reflect a loss from eight former Knight Ridder newspapers owned from two to 36 days (see Note 2), offset by income from the Star Tribune newspaper.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that time to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission Rules and Forms.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during our last fiscal quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The McClatchy Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s financial statements presented in accordance with generally accepted accounting principles in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management excluded from their assessment the internal control over financial reporting the business related to the former Knight Ridder, Inc. newspapers acquired during 2006 (the “Acquired Newspapers”). The Acquired Newspapers constitute approximately 73 percent of net assets, 80 percent of total assets, 51 percent of revenues and 39 percent of income from continuing operations before income tax provision of the consolidated financial statements of the Company as of and for the year ended December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The McClatchy Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 27.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions “Nominees for Class A Directors,” “Nominees for Class B Directors” and “Other Executive Officers” under the heading “Election of Directors” in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

In addition, the names of each member of, as well as other information about, the Company’s standing Audit Committee contained under the caption “Audit Committee” under the heading “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.

Audit Committee Financial Experts—The Board of Directors of McClatchy has determined that S. Donley Ritchey, Chair of the Audit Committee, and Leroy Barnes Jr., Audit Committee member, are audit committee financial experts as defined by Item 407(d)(5) of Regulation S-K of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are independent as defined by the listing standards of the New York Stock Exchange.

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

Section 16(a) Beneficial Ownership Reporting Compliance—Information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information (including tables and footnotes) contained under the headings “Directors Compensation” and “Executive Compensation,” in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the headings “Fees Billed to McClatchy by Deloitte & Touche LLP” and “Audit Committee Pre-Approval Policy” under the section entitled “Ratification of Deloitte & Touche LLP as McClatchy’s Independent Auditors” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)&(2)	Financial Statements and Financial Statement Schedules filed as a part of this Report are listed in the Index to Financial Statements and Financial Statement Schedules on page 26 hereof.

(3)	Exhibits filed as part of this Report are listed in the Exhibit Index beginning on page 58 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McClatchy Company

By:	/s/ GARY B. PRUITT
Gary B. Pruitt, Chairman, President and Chief Executive Officer

Date:	March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ GARY B. PRUITT
Gary B. Pruitt, Chairman of the Board, President, Chief Executive Officer and Director

Date:	March 1, 2007

Principal Financial Officer:

By:	/s/ PATRICK J. TALAMANTES
Patrick J. Talamantes, Vice President, Finance and Chief Financial Officer

Date:	March 1, 2007

Principal Accounting Officer:

By:	/s/ LAWRENCE D. EDGAR
Lawrence D. Edgar, Controller

Date:	March 1, 2007

Directors:

By:	/s/ ELIZABETH BALLANTINE
Elizabeth Ballantine, Director

Date:	March 1, 2007

By:	/s/ LEROY BARNES, JR.
Leroy Barnes, Jr., Director

Date:	March 1, 2007

By:	/s/ WILLIAM K. COBLENTZ
William K. Coblentz, Director

Date:	March 1, 2007

Directors (continued):

By:	/s/ MOLLY MALONEY EVANGELISTI
Molly Maloney Evangelisti, Director

Date:	March 1, 2007

By:	/s/ KATHLEEN FOLEY FELDSTEIN
Kathleen Foley Feldstein, Director

Date:	March 1, 2007

By:	/s/ R. LARRY JINKS
R. Larry Jinks, Director

Date:	March 1, 2007

By:	/s/ JOAN F. LANE
Joan F. Lane, Director

Date:	March 1, 2007

By:	/s/ BROWN MCCLATCHY MALONEY
Brown McClatchy Maloney, Director

Date:	March 1, 2007

By:	/s/ KEVIN S. MCCLATCHY
Kevin S. McClatchy, Director

Date:	March 1, 2007

By:	/s/ WILLIAM MCCLATCHY
William McClatchy, Director

Date:	March 1, 2007

By:	/s/ THEODORE R. MITCHELL
Theodore R. Mitchell, Director

Date:	March 1, 2007

By:	/s/ P. ANTHONY RIDDER
P. Anthony Ridder, Director

Date:	March 1, 2007

By:	/s/ S. DONLEY RITCHEY
S. Donley Ritchey, Director

Date:	March 1, 2007

By:	/s/ FREDERICK R. RUIZ
Frederick R. Ruiz, Director

Date:	March 1, 2007

By:	/s/ MAGGIE WILDEROTTER
Maggie Wilderotter, Director

Date:	March 1, 2007

TABLE OF EXHIBITS

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company’s By-laws as amended as of June 22, 2006, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed June 28, 2006.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1*	Credit Agreement dated June 27, 2006 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.2 in the Company’s Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.2*	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company’s Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.3*	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company’s Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

*10.4*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 31, 2000.

*10.5*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Report on Form 8-K filed May 23, 2005.

*10.6*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s 2001 Form 10-K.

**10.7*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Form 10-K.

**10.8*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.9*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.10	Amendment 1 to The McClatchy Company 2004 Stock Incentive Plan dated January 23, 2007.

**10.11*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 28, 2005.

**10.12*	The Company’s Amended and Restated Chief Executive Bonus Plan, included as Exhibit 10.12 to the Company’s Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.13*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company’s 2003 Form 10-K.

Exhibit	Description

10.14*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

**10.15*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s 2002 Report on Form 10-K.

**10.16	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007.

**10.17*	The Company’s Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company’s 2004 Report on Form 10-K.

**10.18	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007.

10.19*	Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company’s Report on Form 8-K filed December 26, 2006.

12	Computation of Earnings to Fixed Charges Ratio.

21*	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors