Form 10-Q
period 2007-04-01
MCCLATCHY CO
filed 2007-05-11
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2007
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number: 1-9824

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).
[ ] Yes	[X]	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  May 8, 2007:

                                                                                                                      Class A Common Stock  56,828,428
                                                                                                                       Class B Common Stock  25,196,397

THE MCCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except per share amounts)

ASSETS	April 1,	December 31,
CURRENT ASSETS:	2007	2006
Cash and cash equivalents	$10,145	$19,581
Trade receivables – (less allowance of $14,231 in 2007 and $12,732 in 2006)	271,024	311,785
Other receivables	36,254	36,477
Newsprint, ink and other inventories	43,420	52,097
Deferred income taxes	47,055	248,753
Prepaid income taxes	88,836	88,836
Newspaper assets held for sale	-	563,589
Land and other assets held for sale	231,050	231,029
Other current assets	22,911	23,192
	750,695	1,575,339
PROPERTY, PLANT AND EQUIPMENT:
Land	205,033	204,692
Building and improvements	392,515	382,206
Equipment	832,941	811,173
Construction in progress	15,014	36,401
	1,455,503	1,434,472
Less accumulated depreciation	(480,405)	(458,496)
	965,098	975,976
INTANGIBLE ASSETS:
Identifiable intangibles - net	1,354,079	1,369,046
Goodwill - net	3,591,862	3,559,828
	4,945,941	4,928,874

INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	510,963	520,213
Income tax refund	200,998	-
Prepaid pension assets	29,878	32,457
Other assets	19,902	21,851
	761,741	574,521
TOTAL ASSETS	$7,423,475	$8,054,710

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	April 1,	December 31,
CURRENT LIABILITIES:	2007	2006
Current portion of bank debt	-	$530,000
Accounts payable	$92,063	139,501
Accrued compensation	109,372	135,363
Income taxes	9,298	47,330
Unearned revenue	84,875	82,524
Newspaper liabilities held for sale	-	83,806
Accrued interest	36,704	33,697
Accrued dividends	14,756	14,727
Other accrued liabilities	49,495	45,166
	396,563	1,112,114

NON-CURRENT LIABILITIES:
Long-term debt	2,756,386	2,746,669
Deferred income taxes	706,893	706,893
Pension and post retirement obligations	314,966	311,127
Other long-term obligations	101,997	74,283
	3,880,242	3,838,972
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares, issued
55,871,236 in 2007 and 55,795,162 in 2006	559	557
Class B - authorized 60,000,000 shares,
issued 26,104,397 in 2007 and 26,116,397 in 2006	261	261
Additional paid-in capital	2,188,793	2,182,544
Treasury stock, 3,029 shares at cost	(122)	-
Retained earnings	1,007,870	1,016,023
Accumulated other comprehensive loss	(50,691)	(95,761)
	3,146,670	3,103,624
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,423,475	$8,054,710

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED) (In thousands, except per share amounts)
	Three Months Ended
	April 1,	March 26,
	2007	2006
REVENUES - NET:
Advertising	$477,023	$166,334
Circulation	71,880	23,764
Other	17,655	4,365
	566,558	194,463
OPERATING EXPENSES:
Compensation	236,324	85,739
Newsprint and supplements	75,417	26,264
Depreciation and amortization	37,833	9,887
Other operating expenses	129,596	37,294
	479,170	159,184

OPERATING INCOME	87,388	35,279

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(53,785)	-
Interest income	64	13
Equity income (losses) in unconsolidated companies - net	(9,749)	396
Other - net	(48)	(7)
	(63,518)	402
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	23,870	35,681

INCOME TAX PROVISION	9,357	13,900

INCOME FROM CONTINUING OPERATIONS	14,513	21,781

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES	(5,483)	5,946

NET INCOME	$9,030	$27,727

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income from continuing operations	$0.18	$0.46
Income (loss) from discontinued operations	(0.07)	0.13
Net income per share	$0.11	$0.59

Diluted:
Income from continuing operations	$0.18	$0.46
Income (loss) from continuing operations	(0.07)	0.13
Net income per share	$0.11	$0.59

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	81,885	46,735
Diluted	81,982	46,974

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended
	April 1,	March 26,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$14,513	$21,781
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	37,833	9,887
Contribution to pension plans	-	(31,545)
Employee benefit expense	9,249	4,010
Stock compensation expense	2,182	2,020
Deferred income taxes	-	(2,258)
Equity loss (income) in unconsolidated companies	9,749	(396)
Other	1,210	141
Changes in certain assets and liabilities:
Trade receivables	40,761	9,324
Inventories	8,677	(569)
Other assets	876	(3,258)
Accounts payable	(42,911)	(6,628)
Accrued compensation	(25,991)	(7,991)
Income taxes	(38,032)	9,839
Other liabilities	(2,779)	3,587

Net cash provided by operating activities of continuing operations	15,337	7,944

Net cash provided by operating activities of discontinued operations	2,501	12,070
Net cash provided by operating activities	17,838	20,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,815)	(9,669)
Equity investments	(1,200)	-
Other - net	162	14
Net cash used by investing activities of continuing operations	(13,853)	(9,655)
Proceeds from sale of newspaper, net of transaction costs	522,922	-
Other	(4,837)	(2,540)
Net cash provided (used) by investing activities of discontinued operations	518,085	(2,540)
Net cash provided (used) by investing activities	504,232	(12,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term bank debt	(350,000)	-
Net borrowings (repayments) from revolving bank debt	(170,599)	77,000
Net repayments of commercial paper	-	(77,900)
Payment of cash dividends	(14,739)	(8,415)
Other - principally stock issuances	3,832	1,902
Net cash used by financing activities	(531,506)	(7,413)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,436)	406
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,581	3,052

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,145	$3,458

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$46,656	$270
Interest (net of capitalized interest)	$51,786	$1,826

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except per share amounts)

						Accumulated
			Additional			Other
	Par Value		Paid-In	Treasury	Retained	Comprehensive
	Class A	Class B	Capital	Stock	Earnings	Loss	Total
BALANCES, DECEMBER 31, 2006	$557	$261	$2,182,544	$-	$1,016,023	$(95,761)	$3,103,624
Adoption of FIN 48					(2,427)		(2,427)
ADJUSTED BALANCES, JANUARY 1, 2007	557	261	2,182,544		1,013,596	(95,761)	3,101,197
Net income					9,030		9,030
Total comprehensive income							9,030
Adjustment to eliminate minimum pension liability related to Star Tribune						45,070	45,070
Dividends declared ($.18 per share)					(14,756)		(14,756)
Conversion of 12,000 Class B shares
to Class A shares							-
Issuance of 67,103 Class A shares
under stock plans	2		3,219				3,221
Stock compensation expense			2,297				2,297
Tax benefit from stock plans			733				733
Purchase of treasury stock				(122)			(122)
BALANCES, APRIL 1, 2007	$559	$261	$2,188,793	$(122)	$1,007,870	$(50,691)	$3,146,670

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the "Company") is the third largest newspaper company in the United States, with 31 daily newspapers and approximately 50 non-dailies.  Twenty of its daily newspapers were acquired on June 27, 2006 in the Knight Ridder acquisition (the "Acquisition") – see Note 2.  The Company's newspapers include The Miami Herald, The Sacramento Bee, the (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.  In addition, McClatchy has a robust network of internet assets, including leading local websites in each of its daily newspaper markets, offering users information, comprehensive news, advertising, e-commerce and other services.  The Company also owns and operates McClatchy Interactive, an interactive operation that provides websites with content, publishing tools and software development; Real Cities, the largest national advertising network of local news websites and 14.4% of CareerBuilder, the nation’s largest online job site.  Effective May 9, 2007, the Company's ownership interest in CareerBuilder decreased to 14.4% from 15.0% due to a minority equity purchase in CareerBuilder by Microsoft Corporation.  McClatchy also owns 25.6% of Classified Ventures, a newspaper industry partnership that offers classified websites such as cars.com and apartments.com.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring items, except as discussed in Note 2) to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.

Discontinued operations - On March 5, 2007, the Company sold the Star Tribune newspaper of Minneapolis, MN and other publications and websites related to the newspaper to an entity affiliated with Avista Capital Partners for $530.0 million.  In addition, the Company expects a cash income tax refund equal to approximately $201 million related to the sale in 2008.  The results of Star Tribune's operations, including interest expense directly attributable to the Star Tribune, have been recorded as discontinued operations in all periods presented.

Revenue recognition - The Company recognizes revenues from advertising placed in a newspaper and/or on a website over the advertising contract period or as services are delivered, as appropriate, and recognizes circulation revenues as newspapers are delivered over the applicable subscription term.  Circulation revenues are recorded net of direct delivery costs.  Other revenue is recognized when the related product or service has been delivered.  Revenues are recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives.  Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

       Property, plant and equipment is stated at cost.  Major improvements, as well as interest incurred during construction, are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

   Depreciation is computed generally on a straight-line basis over estimated useful lives of:
5 to 60 years for buildings and improvements
9 to 25 years for presses
2 to 15 years for other equipment

       Stock-based compensation - All share-based payments to employees, including grants of employee stock options, stock appreciation rights, restricted stock and purchases under the employee stock purchase plan ("ESPP"), are recognized in the financial statements based on their fair values.  At April 1, 2007, the Company had six stock-based compensation plans.  Total stock-based compensation expense from continuing operations was $2.1 million in the first fiscal quarter of 2007 and $2.0 million in the first fiscal quarter of 2006.

        The Company has issued a total of 65,000 shares of restricted Class A Common Stock to its Chief Executive Officer: (1) 40,000 shares on January 25, 2005, at the Company's closing stock price of $70.55, which vest on January 25, 2009, subject to certain performance criteria and (2) 25,000 shares on January 24, 2006, at the Company's closing stock price of $58.05, which vest over four annual installments, subject to certain performance criteria, beginning on January 24, 2007.  On January 24, 2007, 6,250 shares vested.  At this time, the Company expects such performance criteria to be met and is expensing the related stock-based compensation over the respective four-year periods.

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

    Treasury stock - The Company accounts for treasury stock under the cost method.

Segment reporting - The Company's primary business is the publication of newspapers.  The Company aggregates its newspapers into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share ("EPS") - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method.  The anti-dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation, were 3,837,725 in the first fiscal quarter of 2007 and 2,108,138 in the first fiscal quarter of 2006.

Reclassifications- Certain prior period amounts have been reclassified to conform to the 2007 presentation.

Income Taxes - On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $66.7 million.  As a result of the implementation of FIN 48, the Company recognized a $25.2 million increase in the liability of unrecognized tax benefits which was accounted for as follows (in thousands):

Reduction in retained earnings (cumulative effect)	$ 2,427
Additional goodwill	22,736
Increase in liability for unrecognized tax benefits	$ 25,163

Of the $66.7 million of unrecognized tax benefits at January 1, 2007, $8.5 million are tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The other $58.2 million of unrecognized tax benefits would, if recognized, result in a decrease to goodwill previously recorded related to acquisitions.

    With few exceptions, the Company is no longer subject to examination by U.S. federal, state, or foreign tax authorities for years before 2002.

   NOTE 2.  ACQUISITION AND DIVESTITURES

     Acquisition Transaction:

On June 27, 2006 (the second day of the Company's third fiscal quarter), the Company completed the purchase of Knight-Ridder, Inc. ("Knight Ridder") pursuant to a definitive merger agreement entered into on March 12, 2006, under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and .5118 of a Class A McClatchy common share (the "Acquisition").  The Company issued approximately 35.0 million Class A common shares in connection with the Acquisition.  The total purchase price was approximately $4.6 billion.  In addition, the Company assumed $1.9 billion in Knight Ridder long-term debt at closing.

Prior to the Acquisition, Knight Ridder published 32 daily newspapers in 29 U.S. markets, operated websites in all of its markets and owned a variety of internet and other investments which consisted of: 33.3% of each of CareerBuilder LLC ("CareerBuilder") and ShopLocal LLC ("ShopLocal"), 25.0% of Topix.net ("Topix"), 21.5% of Classified Ventures LLC ("Classified Ventures"), 33.3% interest in SP Newsprint Company ("SP"), 13.5% interest in the Ponderay Newsprint Company ("Ponderay") and 49.5% of The Seattle Times Company which owns The Seattle Times newspaper and weekly newspapers in the Puget Sound area, and daily newspapers located in Walla Walla and Yakima, Washington and in Portland, Maine and various other smaller investments.  Knight Ridder was the founder and operator of Real Cities, the largest national advertising network of local news websites.

To consummate the Acquisition, the Company borrowed $3.076 billion under a new bank debt facility (see Note 5) and used the proceeds from the sales of four Knight Ridder newspapers in order to pay Knight Ridder shareholders ($2.7 billion) and refinance its and Knight Ridder's bank debt ($498.0 million).  The after-tax proceeds from the sales of the eight Knight Ridder newspapers sold after the Acquisition closed were used to reduce debt.

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

The Acquisition was accounted for as a purchase.  Pursuant to SFAS 141, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition.  The purchase price allocation was primarily based upon an independent valuation.  The purchase price allocation, while substantially complete, is subject to further adjustments based upon completion of analyses of deferred income tax assets and liabilities and other items.  See Note 4 to the Consolidated Financial Statements for adjustments made in the first fiscal quarter of 2007.

The following table summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company for the first fiscal quarter of 2006 as though the Acquisition had taken place on the first day of the fiscal quarter (in thousands):
	March 26, 2006
Revenues	$596,295
Income from continuing operations	$18,880	(1)
Income from continuing operations per diluted share	$0.23

(1) Excludes $18.1 million of income tax benefits related to the Company's recalculation of its deferred tax liabilities and assets.

     Disposition Transactions:

In conjunction with the Acquisition, the Company divested 12 Knight Ridder newspapers for strategic and antitrust reasons.  The divested newspapers were the Philadelphia Inquirer;Philadelphia Daily News;San Jose Mercury News; St. Paul Pioneer Press; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN).  The Company received cash proceeds of approximately $2.0 billion (net of transaction costs) from these divestitures.  In addition, the buyers assumed approximately $77 million of Knight Ridder retirement obligations related to certain newspapers.  Four of the 12 newspapers were sold concurrently with the closing of the Acquisition.  The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition.  The operating results of these eight divested newspapers for the periods they were owned by the Company, including interest expense and debt issuance costs related to bank debt incurred until their respective sales, are included in discontinued operations in the Company's Consolidated Statement of Income in 2006.  No accounting gain or loss was recognized on the sale of the 12 newspapers.

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

On March 5, 2007, the Company sold the Star Tribune newspaper of Minneapolis, MN and other publications and websites related to the newspaper to an entity affiliated with Avista Capital Partners for $530.0 million.  The Company expects to receive an income tax refund equal to approximately $201 million related to the sale in 2008.  This amount has been recorded as a long-term receivable on the consolidated balance sheet.  In the first fiscal quarter of 2007, the Company recorded income tax expense of approximately $40 million caused by the sale of Star Tribune-related intellectual property from the Company's intellectual property subsidiary when the transaction closed.  However, this income tax expense was offset by an additional $41 million income tax benefit from updated estimates of the Company's tax basis in the Star Tribune subsidiary.  Including the income tax refund, total proceeds of the sale of Star Tribune is estimated to be $731 million instead of the $690 million previously estimated.

The results of Star Tribune's operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented. The Company used the proceeds from the sale of the Star Tribune to reduce debt.

     Revenues and loss from discontinued operations, net of income taxes, for the first fiscal quarters of 2007 and 2006 were as follows (in thousands):

	Three Months Ended
	April 1, 2007	March 26, 2006
Revenues	$52,903	$87,541

Income (loss) from discontinued operations before income taxes (1)	(4,783)	$10,257
Income tax expense	700	4,311
Income (loss) from discontinued operations	$(5,483)	$5,946

(1) Includes interest expense allocated to discontinued operations of $1.2 million and $2.1 million in the first fiscal quarters of 2007 and 2006, respectively.

    NOTE 3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

   The following is the Company's ownership interest and carrying value of investments in unconsolidated companies and joint ventures (dollars in thousands):
Company	% Ownership Interest		April 1, 2007	December 31, 2006
CareerBuilder	15.0	(1)	$226,083	$230,506
Seattle Times Company	49.5		99,142	102,228
Classified Ventures	25.6		98,033	98,259
SP Newsprint	33.3		39,997	40,666
Ponderay Newsprint	27.0		24,874	26,162
ShopLocal	15.0		11,461	10,993
Topix	11.3		9,718	9,956
McClatchy Tribune Information Services	50.0		861	773
Other	Various		794	670
			$510,963	$520,213
(1) See Note 1 on change in ownership interest.

The Company primarily uses the equity method of accounting for these investments.

NOTE 4. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following (dollars in thousands):
	April 1, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(162,815)	$654,886	14 years
Other	26,186	(9,993)	16,193	8 years
Total	$843,887	$(172,808)	671,079

Other intangible assets not subject to amortization:
Newspaper mastheads			683,000
Total			1,354,079
Goodwill - net			3,591,862
Total intangible assets and goodwill			$4,945,941

	December 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(148,427)	$669,274	14 years
Other	26,161	(9,389)	16,772	8 years
Total	$843,862	$(157,816)	686,046

Other intangible assets not subject to amortization:
Newspaper mastheads			683,000
Total			1,369,046
Goodwill - net			3,559,828
Total intangible assets and goodwill			$4,928,874

The following is a summary of the changes in the identifiable intangible assets and goodwill in the first fiscal quarter of 2007 (in thousands):
	December 31, 2006	Additions	Disposals/ Adjustments	Amortization Expense	April 1, 2007
Intangible assets subject to amortization	$843,862	$25	-	-	$843,887
Accumulated amortization	(157,816)	-	-	$(14,992)	(172,808)
Total	686,046	25	-	(14,992)	671,079
Mastheads and other	683,000		-	-	683,000
Goodwill - net	3,559,828	32,034	-	-	3,591,862
Total	$4,928,874	$32,059	$-	$(14,992)	$4,945,941

The additional $32.0 million in goodwill related to purchase price adjustments for the Acquisition. The most significant individual items related to the increase in income tax reserves ($29.0 million) and working capital adjustments related to the sale of the 12 newspapers ($2.9 million).

Amortization expense for continuing operations was $15.0 million and $1.2 million in the first fiscal quarter 2007 and 2006, respectively. The estimated amortization expense for the remainder of fiscal year 2007 and the five succeeding fiscal years is as follows (in thousands):

		Amortization
	Year	Expense

	2007 (Remaining)	$44,958
	2008	59,941
	2009	59,910
	2010	59,232
	2011	57,837
	2012	57,368

NOTE 5.	LONG-TERM DEBT

  As of April 1, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):
	April 1, 2007	December 31, 2006
Term A bank debt, interest at 6.11% in 2007 and 6.12% in 2006	$750,000	$1,100,000
Revolving bank debt, interest at 6.08% in 2007 and 6.10% in 2006	494,923	665,795
Publicly-traded notes:
$100 million 6.625% debentures due in 2007	100,019	100,025
$200 million 9.875% debentures due in 2009	211,545	212,950
$300 million 7.125% debentures due in 2011	304,259	304,512
$200 million 4.625% debentures due in 2014	173,573	172,705
$400 million 5.750% debentures due in 2017	360,786	359,848
$100 million 7.150% debentures due in 2027	90,828	90,717
$300 million 6.875% debentures due in 2029	270,453	270,117

Total debt	2,756,386	3,276,669
Less current portion	-	530,000
Long-term debt	$2,756,386	$2,746,669

The publicly-traded notes are stated net of unamortized discounts and premiums (totaling $88.5 million and $89.1 million of net discounts as of April 1, 2007 and December 31, 2006, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006, Acquisition date.  The notes due in 2007 are expected to be refinanced on a long-term basis by drawing on the Company's revolving credit facility and accordingly, are included in long-term debt.

Until June 27, 2006, the Company used its senior unsecured revolving credit facility, which was initially put into place in 1998 to finance the purchase of The Star Tribune Company, as a back-up facility for commercial paper. This senior unsecured revolving credit facility provided borrowings of up to $500 million and was refinanced with a new $3.2 billion senior unsecured credit facility ("Credit Agreement") entered into in connection with the Acquisition.  At closing, the Company’s new Credit Agreement consisted of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan.  Both the Term A loan and the revolver are due on June 27, 2011.

On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility.  The Company has repaid $1.45 billion of the Term A loan and $381.1 million of the revolving credit facility, primarily from proceeds received in the sale of the eight newspapers, net of income taxes paid on the tax gain on the sale (see Note 2).  A total of $449.9 million of funds were available under the revolving credit facility at April 1, 2007.  Under the Company's covenant for debt to cash flow, the Company had incremental borrowing capacity of approximately $188.9 million as of April 1, 2007.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate ("LIBOR") plus a spread ranging from 37.5 basis points to 125.0 basis points.  Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services ("Moody’s") and Standard & Poor’s.  A commitment fee for the unused revolving credit ranges from 10.0 basis points to 20.0 basis points depending on the Company’s ratings.  Standard & Poor’s has rated the facility "BB+" and Moody’s has rated the facility “Baa3”.  According to the Credit Agreement, the Company will pay interest at LIBOR plus 75.0 basis points on outstanding debt and its commitment fees are currently at 15.0 basis points.

The Credit Agreement contains financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 3:00 to 1:00 and a maximum leverage ratio (as defined in the Credit Agreement) of 4.75 to 1.00 through September 30, 2008, declining to 4.25 to 1.00 on December 28, 2008 and to 4.00 to 1.00 on December 27, 2009 and thereafter.  At April 1, 2007, the Company was in compliance with all debt covenants.

As a result of a downgrade by Standard & Poor’s of the Company’s credit rating to “BB+” from “BBB” on April 26, 2007, a provision was triggered in the Credit Agreement that requires the Company to cause its Material Subsidiaries (as defined in the Credit Agreement) to guarantee the Company’s obligations under the Credit Agreement if at any time the ratings on the Company’s bank debt from Moody’s and Standard & Poor’s are not investment grade.  These guarantees were effected on May 4, 2007, and will be in effect upon the earlier of the termination of the Credit Agreement and the date which is one year after the date both ratings agencies have rated the Company’s bank debt as investment grade.

At April 1, 2007, the Company had outstanding letters of credit totaling $55.2 million, securing estimated obligations stemming from workers compensation claims and other contingent claims.

The following table presents the approximate annual maturities of debt, based upon the Company's required payments (adjusted for management’s expectations regarding the notes due in 2007 as discussed above), for the next five years and thereafter (in thousands):
Year	Payments
2008	-
2009	$200,000
2010	-
2011	1,644,923
2012	-
Thereafter	1,000,000
2,844,923
Less discount	(88,537)
Total debt	$2,756,386

   NOTE 6.  EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (“retirement plans”), which cover a majority of its employees.  Benefits are based on years of service and compensation.  Contributions to the retirement plans are made by the Company in amounts deemed necessary to provide the required benefits.  The Company made $40.0 million in voluntary contributions to its retirement plans in early fiscal 2006 (including $8.5 million to Star Tribune plans).  No contributions to the Company's retirement plans are currently planned for fiscal 2007.

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

    The elements of pension costs for continuing operations are as follows (in thousands):
	Three Months Ended
	April 1, 2007	March 26, 2006
Service Cost	$7,939	$3,793
Interest Cost	24,217	5,796
Expected return on plan assets	(28,226)	(7,751)
Prior service cost amortization	80	44
Actuarial loss	4,009	2,119
Net pension expense	$8,019	$4,001

    No material contributions were made to the Company's multi-employer plans for continuing operations for the first fiscal quarters of 2007 and 2006.

The Company also provides or subsidizes for post-retirement healthcare and certain life insurance benefits for employees.  The elements of post-retirement benefits for continuing operations are as follows (in thousands):
	Three Months Ended
	April 1, 2007	March 26, 2006
Service cost	$221	-
Interest cost	1,009	$9
Net post-retirement benefit expense	$1,230	$9

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

At April 1, 2007, the Company had six stock-based compensation plans, which are described below.  The Company applied APB Opinion 25 and related interpretations in accounting for its plans in fiscal 2005 and prior years.  The Company has adopted SFAS No. 123R for its stock plans effective December 26, 2005, the first day of fiscal 2006 (see Note 1).

The Company has a stock incentive plan (the "2004 plan") under which the Company has reserved 3,000,000 Class A common shares for issuance to key employees and outside directors.  Terms of the 2004 plan are similar to the Employee and Directors' Plans, except that the 2004 plan permits the following type of incentive awards in addition to stock options and stock appreciation rights:  restricted stock, unrestricted stock, stock units and dividend equivalent rights.

Beginning in fiscal 2005, the Company awarded stock-settled stock appreciation rights ("SARs") in lieu of stock options to its employees.  The SARs were granted at fair market value, have a ten-year term and vest in four equal annual installments beginning on March 1 following the year for which the award was made.

    Outstanding options and SARs are summarized as follows:
	Options/ SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2006	4,064,075	$52.78	$4,857
Granted	36,000	$39.45
Exercised	(64,000)	$26.63
Forfeited	(92,000)	$63.97
Expired	(31,000)	$51.13	$117
Outstanding April 1, 2007	3,913,075	$52.83
Options exercisable:
April 1, 2007	2,331,450	$53.70

        As of April 1, 2007, there were $12.8 million of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company's plans.  The cost is expected to be recognized over a weighted average period of 2.2 years.

    The following tables summarize information about stock options and SARs outstanding in the stock plans at April 1, 2007:

Range of Exercise Prices	Options/ SARs Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$25.75 - $42.50	1,517,750	6.95	$40.72	619,750	$38.32
$45.98 - $59.09	1,352,950	6.54	$54.34	992,575	$52.96
$59.58 - $73.36	1,042,375	7.07	$68.51	719,125	$67.95
$25.75 - $73.36	3,913,075	6.84	$52.83	2,331,450	$53.70

The weighted average remaining contractual life on options exercisable at April 1, 2007 was 5.37 years.  The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees.  Expected volatility was based on historical volatility for a period equal to the stock option's expected life for shares granted in the first fiscal quarters of 2007 and 2006, and for a one-year look back period for shares granted prior to fiscal 2006. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
	Three Months Ended
	April 1, 2007	March 26, 2006
Dividend yield	1.96	1.35
Expected life in years	5.41	5.33
Volatility	0.19	0.19
Risk-free interest rate	4.74%	4.61%
Weighted average fair value of options/SARs granted	$8.40	$12.80

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview

      The McClatchy Company (the "Company") is the third largest newspaper company in the United States, with 31 daily newspapers and approximately 50 non-dailies.  Twenty of its daily newspapers were acquired on June 27, 2006 in the Knight Ridder acquisition (the "Acquisition") – see Note 2 to the Consolidated Financial Statements.  The Company's newspapers include The Miami Herald, The Sacramento Bee, the (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.  In addition, McClatchy has a robust network of internet assets, including leading local websites in each of its daily newspaper markets, offering users information, comprehensive news, advertising, e-commerce and other services.  The Company also owns and operates McClatchy Interactive, an interactive operation that provides websites with content, publishing tools and software development; Real Cities, the largest national advertising network of local news websites and 14.4% of CareerBuilder, the nation’s largest online job site.  Effective May 9, 2007, the Company's ownership interest in CareerBuilder decreased to 14.4% from 15.0% due to a minority equity purchase in CareerBuilder by Microsoft Corporation.  McClatchy also owns 25.6% of Classified Ventures, a newspaper industry partnership that offers classified websites such as cars.com and apartments.com.

           The Company's primary source of revenue is advertising, which accounts for roughly 84% of the Company's revenue.  While percentages vary from year to year and from newspaper to newspaper, retail advertising carried as a part of newspapers ("run-of-press" or "ROP" advertising) or in advertising inserts placed in newspapers (preprint advertising) generally contributes roughly 36% of advertising revenues at the Company's newspapers.  Recent trends have been for certain national or regional retailers to use greater preprint and online advertising and less ROP advertising, although that trend shifts from time to time.  Nonetheless, ROP advertising still makes up the majority of retail advertising.  Classified advertising (including online classified advertising), primarily in automotive, employment and real estate categories, generally contributes about 33% of advertising revenue and national advertising generally contributes about 8% of total advertising revenue.  Direct marketing and other advertising make up the remainder of the Company's advertising revenues.  Circulation revenues contribute roughly 13% of the Company's newspaper revenues, depending upon the size and locale of the newspaper.  Most newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

           See the following "Results of Operations" for a discussion of the Company's revenue performance and contribution by category for the first fiscal quarter of 2007 and the first fiscal quarter of 2006.

Recent Events and Trends

Acquisition Transaction:

           On June 27, 2006 (the second day of the Company’s third fiscal quarter), the Company completed the purchase of Knight-Ridder, Inc. ("Knight Ridder") pursuant to a definitive merger agreement entered into on March 12, 2006, under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and .5118 of a Class A McClatchy common share (the "Acquisition").  The Company issued approximately 35.0 million Class A common shares in connection with the Acquisition.  The total purchase price was approximately $4.6 billion.  In addition, the Company assumed $1.9 billion of Knight Ridder's long-term debt at closing.

         Prior to the Acquisition, Knight Ridder published 32 daily newspapers in 29 U.S. markets, operated websites in all of its markets and owned a variety of internet and other investments which consisted of:  33.3% of each of CareerBuilder LLC ("CareerBuilder") and ShopLocal LLC ("ShopLocal"), 25.0% of Topix.net ("Topix"), 21.5% of Classified Ventures LLC ("Classified Ventures"), 33.3% interest in SP Newsprint Company ("SP"), 13.5% interest in the Ponderay Newsprint Company ("Ponderay") and 49.5% of The Seattle Times Company which owns The Seattle Times newspaper and weekly newspapers in the Puget Sound area, and daily newspapers located in Walla Walla and Yakima, Washington and in Portland, Maine and various other smaller investments.  Knight Ridder was the founder and operator of Real Cities, the largest national advertising network of local news websites.

 To consummate the Acquisition, the Company borrowed $3.076 billion under a new bank debt facility (see Note 5 to the Consolidated Financial Statements) and used the proceeds from the sales of four Knight Ridder newspapers (see Disposition Transactions below) in order to pay Knight Ridder shareholders ($2.7 billion) and refinance its and Knight Ridder's bank debt ($498.0 million).  The after-tax proceeds from the sales of the eight Knight Ridder newspapers sold after the Acquisition closed were used to reduce debt.

        The Acquisition was accounted for as a purchase.  The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, Acquisition date.  The purchase price allocation was primarily based upon an independent valuation.  The purchase price allocation, while substantially completed, is subject to further adjustments based upon completion of analyses of deferred income tax assets and liabilities and other items.

   Disposition Transactions:

 In conjunction with the Acquisition, the Company divested 12 Knight Ridder newspapers for strategic and antitrust reasons.  The divested newspapers were the Philadelphia Inquirer;Philadelphia Daily News;San Jose Mercury News; St. Paul Pioneer Press; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN).  The Company received cash proceeds of approximately $2.0 billion (net of transaction costs) from these divestitures.  In addition, the buyers assumed approximately $77 million of Knight Ridder retirement obligations related to certain newspapers.  Four of the 12 newspapers were sold concurrently with the closing of the Acquisition.  The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition.  The operating results of these eight divested newspapers for the periods they were owned by the Company, including interest expense and debt issuance costs related to bank debt incurred until their respective sales, are included in discontinued operations in the Company's Consolidated Statement of Income in 2006.  No accounting gain or loss was recognized on the sale of the 12 newspapers.

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

On March 5, 2007, the Company sold the Star Tribune newspaper of Minneapolis, MN and other publications and websites related to the newspaper to an entity affiliated with Avista Capital Partners for $530.0 million.  The Company expects to receive an income tax refund equal to approximately $201 million related to the sale in 2008.  This amount has been recorded as a long-term receivable on the consolidated balance sheet.  In the first fiscal quarter of 2007, the Company recorded income tax expense of approximately $40 million caused by the sale of Star Tribune-related intellectual property from the Company's intellectual property subsidiary when the transaction closed.  However, this income tax expense was offset by an additional $41 million income tax benefit from updated estimates of the Company's tax basis in the Star Tribune subsidiary.  Including the tax refund, total proceeds of the sale of Star Tribune is estimated to be $731 million instead of the $690 million previously estimated.

The results of Star Tribune's operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented. The Company used the proceeds from the sale of the Star Tribune to reduce debt.

    Advertising Revenues:

Classified advertising revenues have continued to decline from the third fiscal quarter of 2006.  The decline in classified advertising partially reflected an industry-wide decline in automotive advertising that began in 2004.  Employment advertising has continued to decline in most markets from the third fiscal quarter of 2006.  Real estate advertising has continued to decline from the fourth fiscal quarter of 2006.  The Company has seen significant declines in California and Florida, where real estate values and thus advertising were strong in the first fiscal quarter of 2006.  The Company expects declines in this revenue category to continue because of the difficult trends in these states.  National advertising also declined in the first fiscal quarter of 2007 reflecting a slowdown in a number of segments including telecommunications and national automotive advertising, an industry-wide trend.  These declines were partially offset by growth in retail, direct marketing and online advertising.  See the revenue discussions in management’s review of “Results of Operations”.

    Newsprint:

Newsprint prices began to decline in the first fiscal quarter of 2007 after a sustained period of increasing prices from 2002 through early 2006.  Newsprint expense was 10.5% lower than pro forma newsprint expense in the first fiscal quarter of 2006, primarily reflecting lower newsprint usage.  Newsprint pricing is dependent on global demand and supply for newsprint.  Significant changes in newsprint prices can increase or decrease the Company's operating expenses.  However, because the Company has ownership interests in newsprint producers (Ponderay and SP), the recent trend of falling newsprint prices, while favorably affecting operating expenses, is reducing its earnings from these investments.  Ponderay and SP are also currently impacted by the higher cost of energy and fiber used in the papermaking process.  The impact of newsprint price increases on the Company's financial results is discussed under "Results of Operations".

RESULTS OF OPERATIONS

    The Company noted the following items related to the Acquisition and other matters that impacted the 2007 first fiscal quarter results:

•
The Company issued approximately 35.0 million Class A shares in connection with the Acquisition. As a result, the weighted average diluted shares used to calculate earnings per share in the first fiscal quarter of 2007 increased to 82.0 million shares compared to 47.0 million in first fiscal quarter of 2006.

•
On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper for $530.0 million in proceeds and is expected to receive a tax refund of approximately $201 million related to the sale in 2008.  The results of Star Tribune's operations have been recorded as discontinued operations in all periods presented.

•
The purchase price for the Acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition. The purchase price allocation, while substantially complete, is subject to further adjustments based upon completion of analyses of deferred income tax assets and liabilities and other items.

    The Company's results from continuing operations since the close of the Acquisition (and all pro forma amounts for prior periods discussed) include the operations of the 20 retained former Knight Ridder newspapers and all of the Company's previously owned newspaper operations except for the (Minneapolis) Star Tribune newspaper.

The growth in revenues and expenses in the first fiscal quarter of 2007 compared to the same period in the first fiscal quarter of 2006 resulted from the Acquisition. To facilitate an analysis of operating results, the first fiscal quarter of 2006 has been prepared to include pro forma results from continuing operations.  Pro forma amounts reflect the results of continuing operations of the Company as defined in the preceding paragraph.  The financial results for Knight Ridder and the 20 newspapers retained by the Company included in the pro forma information were derived from the historical unaudited financial statements of Knight Ridder. The Company believes that the use of pro forma reporting of operating results enhances measurement of performance by permitting comparisons with prior historical data.  Such supplemental pro forma data is not necessarily indicative of the operating results that would have occurred if the Acquisition had been completed as of the date indicated.

     First Fiscal Quarter of 2007 Compared to First Fiscal Quarter of 2006

      The Company reported first fiscal quarter of 2007 income from continuing operations of $14.5 million or $0.18 per share, compared to $21.8 million or $0.46 per share in the first fiscal quarter of 2006.  The Company recorded a loss from discontinued operations of $5.5 million or $0.07 per share relating to the results of the (Minneapolis) Star Tribune.  The Company’s total net income was $9.0 million or $0.11 per share including discontinued operations in the first fiscal quarter of 2007, compared to net income of $27.7 million or $0.59 per share in the first fiscal quarter of 2006.

Revenues:

    Revenues from continuing operations of the Company in the first fiscal quarter of 2007 were $566.6 million, up $372.1 million or 191.3% from the first fiscal quarter of 2006 revenues from continuing operations of $194.5 million, due to the addition of the 20 former Knight Ridder newspapers and the sale of the (Minneapolis) Star Tribune.  Advertising revenues totaled $477.0 million and circulation revenues were $71.9 million.

    The following summarizes the Company's revenue by category on a pro forma basis, which compares first fiscal quarter of 2007 with pro forma first fiscal quarter of 2006 (dollars in thousands):
	As Reported			Pro Forma
	April 1, 2007	March 26, 2006	% Change	March 26, 2006	% Change
Advertising:
Retail	$206,028	$64,688	218.5	$204,345	0.8
National	45,150	13,758	228.2	50,399	(10.4)
Classified:
Auto	42,135	18,499	127.8	50,221	(16.1)
Employment	69,646	25,127	177.2	75,713	(8.0)
Real estate	55,150	26,463	108.4	64,214	(14.1)
Other	21,604	6,193	248.8	21,528	0.4
Total classified	188,535	76,282	147.2	211,676	(10.9)
Direct marketing and other	37,310	11,606	221.5	37,353	(0.1)
Total advertising	477,023	166,334	186.8	503,773	(5.3)
Circulation	71,880	23,764	202.5	74,585	(3.6)
Other	17,655	4,365	304.5	17,937	(1.6)
Total revenues	$566,558	$194,463	191.3	$596,295	(5.0)

Retail advertising increased $141.3 million in the first fiscal quarter of 2007 or 218.5% from the first fiscal quarter of 2006 reflecting the Acquisition.  On a pro forma basis, retail advertising, including online and preprint advertising, increased $1.7 million or 0.8% from the first fiscal quarter of 2006.  On a pro forma basis, online retail advertising increased $2.7 million or 85.1% from the first fiscal quarter of 2006, while print ROP advertising decreased $3.1 million or 2.5% from the first fiscal quarter of 2006.  On a pro forma basis, preprint advertising increased $2.0 million or 2.6% from the first fiscal quarter of 2006.

National advertising increased $31.4 million or 228.2% from the first fiscal quarter of 2006 reflecting the Acquisition.  On a pro forma basis, national advertising decreased $5.2 million or 10.4% from the first fiscal quarter of 2006.  The declines in total national advertising were primarily in the telecommunications and automotive advertising categories, reflecting an industry-wide trend.  Online national advertising increased $1.4 million from the first fiscal quarter of 2006 and declined $0.8 million on a pro forma basis.

Classified advertising increased $112.3 million or 147.2% from the first fiscal quarter of 2006 reflecting the Acquisition.  On a pro forma basis, classified advertising decreased $23.1 million or 10.9% from the first fiscal quarter of 2006.  Online classified advertising increased $25.0 million or 282.6% from the first fiscal quarter of 2006.  On a pro forma basis, online classified advertising increased $0.3 million or 0.8% from the first fiscal quarter of 2006.

•
Automotive advertising increased $23.6 million or 127.8% from the first fiscal quarter of 2006.  On a pro forma basis, automotive advertising declined $8.1 million or 16.1% from the first fiscal quarter of 2006, reflecting an industry-wide trend.

•
Employment advertising increased $44.5 million or 177.2% from the first fiscal quarter of 2006.  On a pro forma basis, employment advertising decreased $6.1 million or 8.0% from the first fiscal quarter of 2006.  Employment advertising was affected by the new affiliate agreement with CareerBuilder for online employment advertising.  This agreement is helping to grow online employment revenues at the legacy McClatchy newspapers.  However, under the new affiliate agreement selected products are no longer available to be sold by the 20 acquired Knight Ridder newspapers, which are depressing their internet revenues.  The Company will begin cycling through this change in August 2007.

•
Real estate advertising was up $28.7 million or 108.4% from the first fiscal quarter of 2006. On a pro forma basis, real estate advertising decreased $9.1 million or 14.1% from the first fiscal quarter of 2006.  The Company has seen dramatic declines in California and Florida, where real estate values and thus advertising were exceptionally strong in 2006.  The Company expects declines in this revenue category to continue because of the difficult trends in these states.

•
Online classified advertising increased $25.0 million or 282.6% from the first fiscal quarter of 2006.  On a pro forma basis, online classified advertising increased $0.3 million or 0.8% from the first fiscal quarter of 2006.

Online advertising, which is included in each of the advertising categories discussed above, totaled $41.2 million in the first fiscal quarter of 2007, an increase of $30.7 million or 292.4% over the first fiscal quarter of 2006 reflecting the Acquisition and the new affiliate agreement with CareerBuilder for online employment advertising, discussed above.  On a pro forma basis, online advertising increased $2.1 million or 5.4% from the first fiscal quarter of 2006.

Direct marketing revenues increased $25.9 million or 233.0% from the first fiscal quarter of 2006 reflecting the Acquisition.  On a pro forma basis, direct marketing revenues increased $0.1 million or 0.3% from the first fiscal quarter of 2006, slower than traditional growth rates as the Company evaluates and discards some niche publications at the acquired newspapers.  The Company extends its newspaper franchises by supplementing the mass reach of the newspaper with direct marketing and direct mail products so that advertisers can both achieve broad appeal and capture targeted audiences with one-stop shopping.

Circulation revenues increased $48.1 million or 202.5% from the first fiscal quarter of 2006 reflecting the Acquisition.  On a pro forma basis, consolidated circulation revenues decreased $2.7 million or 3.6% from the first fiscal quarter of 2006.

Operating Expenses:

Operating expenses increased $320.0 million or 201.0% in the first fiscal quarter of 2007 related to expenses added by the Acquisition.  On a pro forma basis, operating expenses were down $29.2 million or 5.7% from the first fiscal quarter of 2006, as the Company continued to reduce costs and realized synergies from the Acquisition.  On a pro forma basis, compensation costs were down 8.7%, with payroll down 8.8%, and a 5.6% reduction in staffing.  On a pro forma basis, fringe benefits were down 8.6%.  On a pro forma basis, newsprint and supplement expense was down 10.5% with newsprint expense down 8.0% and supplement expense down 23.9%.  On a pro forma basis, other operating costs were up 1.3%, reflecting higher bad debt.  On a pro forma basis, depreciation and amortization expense increased by 1.7% due primarily to the purchase price accounting related to the Acquisition.

Interest:

Interest expense for continuing operations was $53.8 million for the first fiscal quarter of 2007 reflecting the service costs on debt incurred to finance the Acquisition.  While the Company used the proceeds of the Star Tribune sale to reduce debt, it carried interest on this debt for the first two months of the year, which equated to about $5.7 million in interest expense included in continuing operations. Interest expense also included $1.3 million related to the liability for unrecognized tax benefit. Excluding these two items, the Company’s interest expense was $46.8 million.  The Company’s effective interest rate in the first fiscal quarter of 2007 was approximately 6.4%.  In the first fiscal quarter of 2007, a total of $1.2 million of interest expense was allocated to discontinued operations related to debt used to acquire the (Minneapolis) Star Tribune newspaper, which was sold on March 5, 2007.

Equity Income (Loss):

Loss from unconsolidated companies resulted from operating results of the Company's newsprint investments and from seasonally low profitability at CareerBuilder, Classified Ventures and the Seattle Times Company.

Income Taxes:

The income tax rate from continuing operations in the first fiscal quarter of 2007 was 39.2%, compared to 39.0% in the first fiscal quarter of 2006.  The effective tax rate for the current fiscal year is expected to be in the 39.0% to 39.5% range, but the tax rate is preliminary and may change when the purchase price allocation and related deferred taxes are finalized.

Discontinued Operations:

Loss from discontinued operations, (related to the Star Tribune newspaper of Minneapolis, MN-- see Note 2 to the Consolidated Financial Statements) in the first fiscal quarter of 2007 was $5.5 million or $0.07 per share. Income from discontinued operations was $5.9 million or $0.13 per share in the first quarter of 2006.  Additionally, $1.2 million and $2.1 million in interest incurred on the debt used to finance the purchase of the Star Tribune was recorded in discontinued operations in the first fiscal quarters of 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $10.1 million as of April 1, 2007.  The Company generated $17.8 million of cash from operating activities in the first fiscal quarter of 2007.

The Company generated $504.2 million of cash from investing activities largely from the $530.0 million proceeds from the sale of the Star Tribune newspaper (see Note 2 to the Consolidated Financial Statements) in the first fiscal quarter of 2007.  These sources of funds were offset by $12.8 million purchases of property, plant and equipment

The Company used $531.5 million of cash from financing sources in the first fiscal quarter of 2007, primarily for repayment of bank debt.  The Company paid $14.7 million in dividends in the first fiscal quarter of 2007 and also received $3.2 million in proceeds from issuing Class A stock under employee stock plans in the first fiscal quarter of 2007.

At April 1, 2007, the Company had $231.1 million of land and other assets held for sale. The Company expects to sell its Miami land within the next twelve months, San Jose land in the third fiscal quarter of 2007 and certain property, plant and equipment in the second fiscal quarter of 2007.  Gross proceeds (before transaction fees) from these sales will be $190.0 million, $25.0 million and $19.5 million, respectively.

Debt and Related Matters:

Until June 27, 2006, the Company used its senior unsecured revolving credit facility, which was initially put into place in 1998 to finance the purchase of The Star Tribune Company, as a back-up facility for commercial paper. This senior unsecured revolving credit facility provided borrowings of up to $500 million and was refinanced with a new $3.2 billion senior unsecured credit facility ("Credit Agreement") entered into in connection with the Acquisition.  At closing, the Company’s new Credit Agreement consisted of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan.  Both the Term A loan and the revolver are due on June 27, 2011.

On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility.  The Company has repaid $1.45 billion of the Term A loan and $381.1 million of the revolving credit facility, primarily from proceeds received in the sale of the eight newspapers, net of income taxes paid on the tax gain on the sale (see Note 2 the to Consolidated Financial Statements).  A total of $449.9 million of funds were available under the revolving credit facility at April 1, 2007.  Under the Company's covenant for debt to cash flow, the Company had incremental borrowing capacity of approximately $188.9 million as of April 1, 2007.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate ("LIBOR") plus a spread ranging from 37.5 basis points to 125.0 basis points.  Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services ("Moody’s") and Standard & Poor’s.  A commitment fee for the unused revolving credit ranges from 10.0 basis points to 20.0 basis points depending on the Company’s ratings.  Standard & Poor’s has rated the facility "BB+" and Moody’s has rated the facility “Baa3”.  According to the Credit Agreement, the Company will pay interest at LIBOR plus 75.0 basis points on outstanding debt and its commitment fees are currently at 15.0 basis points.

The Credit Agreement contains financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 3:00 to 1:00 and a maximum leverage ratio (as defined in the Credit Agreement) of 4.75 to 1.00 through September 30, 2008, declining to 4.25 to 1.00 on December 28, 2008 and to 4.00 to 1.00 on December 27, 2009 and thereafter.  At April 1, 2007, the Company was in compliance with all debt covenants.

As a result of a downgrade by Standard & Poor’s of the Company’s credit rating to “BB+” from “BBB” on April 26, 2007, a provision was triggered in the Credit Agreement that requires the Company to cause its Material Subsidiaries (as defined in the Credit Agreement) to guarantee the Company’s obligations under the Credit Agreement if at any time the ratings on the Company’s bank debt from Moody’s and Standard & Poor’s are not investment grade.  These guarantees were effected on May 4, 2007, and will be in effect upon the earlier of the termination of the Credit Agreement and the date which is one year after the date both ratings agencies have rated the Company’s bank debt as investment grade.

At April 1, 2007, the Company had outstanding letters of credit totaling $55.2 million, securing estimated obligations stemming from workers compensation claims and other contingent claims.

Contractual Obligations:

As of April 1, 2007, the Company had purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2008, totaling approximately $18.7 million.

Significant changes in the Company's contractual obligations since fiscal year-end 2006 include the reduction of current-portion of long-term debt of $530.0 million (see Note 2 to the Consolidated Financial Statements) and an increase of $32.3 million in income tax reserves, of which $25.2 million related to the adoption of FIN 48 (see Note 1 to the Consolidated Financial Statements).

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease in the annual net income by $2.0 million to $2.5 million.

See the discussion at “Recent Events and Trends - Operating Expenses” in Management's Discussion and Analysis of Financial Condition and Results of Operations for the impact of market changes on the Company's newsprint and pension costs.

  ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that time to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission Rules and Forms.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None.

Item 1A. Risk Factors

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations.  These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about litigation, disposition of the (Minneapolis) Star Tribune newspaper, tax and other benefits from the sale of the Star Tribune, advertising revenues, return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, stock option expenses, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions and investments.  Such statements are subject to risks, trends and uncertainties.  Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions.  For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; impact of any litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers, internet sites or other forms of media reaching the markets we serve; increased consolidation among major retailers in our markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from retail, classified and national advertising; and other factors, many of which are beyond our control.

See McClatchy’s 2007 Form 10-K filed with the Securities and Exchange Commission on March 1, 2007 for further discussion of risk factors that could affect operating  results.
Item 6. Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 31 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
May 11, 2007	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
May 11, 2007	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit		Description

2.1	*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1	*	The Company's Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2	*	The Company's By-laws as amended as of June 22, 2006, included as Exhibit 3.2 in the Company's Current Report on Form 8-K filed June 28, 2006.

4.1	*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1	*
Credit Agreement dated June 27, 2006 by and among the Company, lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.2 in the Company's Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.2	*
Amendment 1 to Credit Agreement dated March 28, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 99.1 in the Company's Current Report on Form 8-K filed April 2, 2007.

10.3
General Continuing Guaranty dated May 4, 2007 by each Material Subsidiary in favor of the Lenders party to the Credit Agreement dated June 27, 2006 by and between The McClatchy Company, the Lenders and Bank of America, N.A., as Administrative Agent.

10.4	*
Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company's Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.5	*
Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company's Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

**10.6	*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 31, 2000.

**10.7	*	The Company's Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company's Report on Form 8-K filed May 23, 2005.

**10.8	*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company's 2001 Form 10-K.

**10.9	*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Form 10-K.

**10.10	*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company's Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.11	*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 16, 2004.

**10.12	*	Amendment 1 to The McClatchy Company 2004 Stock Incentive Plan dated January 23, 2007, included as Exhibit 10.10 to the Company's 2006 Report on Form 10-K.

**10.13	*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 28, 2005.

**10.14	*	The Company's Amended and Restated Chief Executive Bonus Plan, included as Exhibit 10.12 to the Company's Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.15	*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company's 2003 Form 10-K.

10.16	*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 23, 2005.

**10.17	*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.

**10.18	*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007, included as Exhibit 10.16 to the Company's 2006 Report on Form 10-K.

**10.19	*	The Company's Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company's 2004 Report on Form 10-K.

**10.20	*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007, included as Exhibit 10.18 to the Company's 2006 Report on Form 10-K.

10.21	*
Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company's Report on Form 8-K filed December 26, 2006.

21	*	Subsidiaries of the Company.

31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

	*	Incorporated by reference
*	*	Compensation plans or arrangements for the Company's executive officers and directors