Form 10-Q
period 2007-07-01
MCCLATCHY CO
filed 2007-08-10
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2007
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________
Commission file number: 1-9824

(Exact name of registrant as specified in its charter)

Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)
916-321-1846
Registrant's telephone number, including area code

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (check one):   [ X ] Yes      [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):     Large accelerated filer [X]           Accelerated filer [  ]          Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).       [   ]  Yes     [X] No

As of August 8, 2007, the registrant had shares of common stock as listed below outstanding:
Class A Common Stock	56,985,873
Class B Common Stock	25,112,430

Table of Contents
THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	July 1,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,271	$19,581
Trade receivables (less allowance of
$11,682 in 2007 and $12,732 in 2006)	271,332	311,785
Other receivables	24,083	36,477
Newsprint, ink and other inventories	40,813	52,097
Deferred income taxes	47,055	248,753
Prepaid income taxes	92,640	88,836
Land and other assets held for sale	25,669	231,029
Other current assets	20,128	23,192
Newspaper assets held for sale	-	563,589
	546,991	1,575,339
PROPERTY, PLANT AND EQUIPMENT:
Land	205,042	204,692
Building and improvements	391,883	382,206
Equipment	833,947	811,173
Construction in progress	21,895	36,401
	1,452,767	1,434,472
Less accumulated depreciation	(497,530)	(458,496)
	955,237	975,976
INTANGIBLE ASSETS:
Identifiable intangibles -net	1,339,135	1,369,046
Goodwill-net	3,586,969	3,559,828
	4,926,104	4,928,874
INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	499,458	520,213
Income tax refund	200,998	-
Land held for sale	186,365	-
Prepaid pension assets	29,332	32,457
Other	20,296	21,851
	936,449	574,521

TOTAL ASSETS	$7,364,781	$8,054,710

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

	July 1,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of bank debt	$-	$530,000
Accounts payable	101,766	139,501
Accrued compensation	108,060	135,363
Income taxes	-	47,330
Unearned revenue	87,282	82,524
Accrued interest	33,677	33,697
Accrued dividends	14,769	14,727
Other accrued liabilities	39,944	45,166
Newspaper liabilities held for sale	-	83,806
	385,498	1,112,114
NON-CURRENT LIABILITIES:
Long-term debt	2,677,338	2,746,669
Deferred income taxes	708,314	706,893
Pension and postretirement obligations	313,363	311,127
Other long-term obligations	106,450	74,283
	3,805,465	3,838,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares,
issued 56,907,576 in 2007 and 55,795,162 in 2006	569	557
Class B - authorized 60,000,000 shares,
issued 25,191,397 in 2007 and 26,116,397 in 2006	252	261
Additional paid-in capital	2,193,132	2,182,544
Retained earnings	1,028,546	1,016,023
Treasury stock, 3,029 shares at cost	(122)	-
Accumulated other comprehensive loss	(48,559)	(95,761)
	3,173,818	3,103,624

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,364,781	$8,054,710

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
REVENUES - NET:
Advertising	$488,277	$183,683	$965,300	$350,017
Circulation	69,707	23,504	141,587	47,268
Other	22,043	4,813	39,698	9,178
	580,027	212,000	1,146,585	406,463
OPERATING EXPENSES:
Compensation	228,959	84,103	465,283	169,842
Newsprint and supplements	72,186	27,267	147,603	53,531
Depreciation and amortization	38,357	9,973	76,190	19,860
Other operating expenses	123,144	38,396	252,740	75,690
	462,646	159,739	941,816	318,923

OPERATING INCOME	117,381	52,261	204,769	87,540

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(49,556)	-	(103,341)	-
Interest income	42	15	106	28
Equity income (losses) in unconsolidated companies, net	(11,198)	496	(20,947)	892
Other - net	791	(38)	743	(45)
	(59,921)	473	(123,439)	875
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	57,460	52,734	81,330	88,415

INCOME TAX PROVISION	22,929	20,545	32,286	34,445

INCOME FROM CONTINUING OPERATIONS	34,531	32,189	49,044	53,970

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET OF INCOME TAXES	705	11,947	(4,778)	17,893

NET INCOME	$35,236	$44,136	$44,266	$71,863

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$0.42	$0.69	$0.60	$1.15
Income (loss) from discontinued operation	0.01	0.25	(0.06)	0.39
Net income per share	$0.43	$0.94	$0.54	$1.54

Diluted:
Income from continuing operations	$0.42	$0.69	$0.60	$1.15
Income (loss) from discontinued operation	0.01	0.25	(0.06)	0.38
Net income per share	$0.43	$0.94	$0.54	$1.53

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	81,976	46,771	81,931	46,753
Diluted	82,037	46,985	82,010	47,028

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended
	July 1,	June 25,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$49,044	$53,970
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	76,190	19,860
Contribution to pension plans	-	(31,545)
Employee benefit expense	16,956	8,710
Stock compensation expense	4,292	3,621
Deferred income taxes	-	(2,718)
Equity loss (income) in unconsolidated companies	20,947	(892)
Other	2,735	115
Changes in certain assets and liabilities:
Trade receivables	40,453	2,254
Inventories	11,279	(158)
Other assets	7,537	(8,930)
Accounts payable	(31,340)	(11,711)
Accrued compensation	(26,573)	(1,714)
Income taxes	(44,580)	24,817
Other liabilities	(8,810)	1,701

Net cash provided by operating activities of continuing operations	118,130	57,380
Net cash provided by operating activities of discontinued operations	3,340	28,530
Net cash provided by operating activities	121,470	85,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,340)	(18,955)
Proceeds from sale of equipment	19,356	-
Equity investments and other - net	(806)	206
Net cash used by investing activities of continuing operations	(9,790)	(18,749)

Proceeds from sale of newspaper	522,922	-
Other	(4,837)	(5,103)
Net cash provided (used) by investing activities of discontinued operations	518,085	(5,103)
Net cash provided (used) by investing activities	508,295	(23,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term bank debt	(350,000)	-
Net borrowings (repayments) from revolving bank debt	(250,508)	109,000
Net repayments from commercial paper	-	(154,200)
Payment of cash dividends	(29,495)	(16,842)
Other - principally stock issuances	5,928	2,831
Net cash used by financing activities	(624,075)	(59,211)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,690	2,847
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,581	3,052
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,271	$5,899

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$82,033	$18,120
Interest (net of capitalized interest)	$98,319	$2,719

See notes to consolidated financial statements

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Par Value		Paid-In	Retained	Comprehensive	Treasury
	Class A	Class B	Capital	Earnings	Loss	Stock	Total

BALANCES, DECEMBER 31, 2006	$557	$261	$2,182,544	$1,016,023	$(95,761)	$-	$3,103,624
Adoption of FIN 48				(2,218)			(2,218)
ADJUSTED BALANCES, JANUARY 1, 2007	557	261	2,182,544	1,013,805	(95,761)	-	3,101,406
Net income				44,266			44,266
Pension amortization from other comprehensive income					2,132		2,132
Total comprehensive income							46,398
Adjustment to eliminate minimum pension liability related to Star Tribune					45,070		45,070
Dividends declared ($.36 share)				(29,525)			(29,525)
Conversion of 925,000 Class B shares to Class A shares	9	(9)					-
Issuance of 228,109 Class A shares
under stock plans	3		5,747				5,750
Stock compensation expense			4,541				4,541
Tax benefit from stock plans			300				300
Purchase of treasury stock						(122)	(122)
BALANCES, JULY 1, 2007	$569	$252	$2,193,132	$1,028,546	$(48,559)	$(122)	$3,173,818

THE McCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the "Company") is the third largest newspaper company in the United States, with 31 daily newspapers and approximately 50 non-dailies. Twenty of its daily newspapers were acquired on June 27, 2006 in the Knight Ridder acquisition (the "Acquisition") – see Note 2.  McClatchy also operates leading local websites and direct marketing operations in each of its markets which complement its newspapers and extend its audience reach in each market.  McClatchy-owned newspapers include The Miami Herald, The Sacramento Bee, the (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also has a portfolio of premium digital assets. Its leading local websites offer users information, comprehensive news, advertising, e-commerce and other services.  The Company owns and operates McClatchy Interactive, an interactive operation that provides websites with content, publishing tools and software development.  McClatchy operates Real Cities, the largest national advertising network of local news websites and owns 14.4% of CareerBuilder, the nation’s largest online job site.  McClatchy also owns 25.6% of Classified Ventures, a newspaper industry partnership that offers classified websites such as the nation’s number two online auto website, cars.com, and the number one rental site, apartments.com.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring items, except as discussed in Note 2 and an adjustment to record the settlement of litigation by a company in which the Company is an investor as discussed in Note 3) to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.

Discontinued operations - On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper to an entity affiliated with Avista Capital Partners for $530.0 million.  In addition, the Company expects a cash income tax refund equal to approximately $201 million related to the sale in 2008.  The results of Star Tribune's operations, including interest expense directly attributable to the Star Tribune, have been recorded as discontinued operations in all periods presented.

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

Concentrations of credit risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash and cash equivalents and trade accounts receivables.  Cash and cash equivalents are placed with major financial institutions.  The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

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
2 to 15 years for other equipment

Goodwill and Intangible Impairment - The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company tests for goodwill annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions and definitions could produce significantly different results.  The factors that most significantly affect the fair value calculation are private and public market trading multiples and estimates of future cash flows.  The Company periodically analyzes its intangible assets with indefinite lives for impairment.

Stock-based compensation - All share-based payments to employees, including grants of employee stock options, stock appreciation rights, restricted stock and purchases under the employee stock purchase plan ("ESPP"), are recognized in the financial statements based on their fair values.  At July 1, 2007, the Company had six stock-based compensation plans.  Total stock-based compensation expense from continuing operations was $2.2 million and $4.3 million for the three months and six months ended July 1, 2007, respectively and was $1.6 million and $3.6 million for the three months and six months ended June 25, 2006, respectively.

The Company has issued a total of 65,000 shares of restricted Class A Common Stock to its Chief Executive Officer: (1) 40,000 shares on January 25, 2005, valued at the Company's closing stock price on that date of $70.55, which vest on January 25, 2009, subject to certain performance criteria and (2) 25,000 shares on January 24, 2006, valued at the Company's closing stock price on that date of $58.05, which vest over four annual installments, subject to certain performance criteria, beginning on January 24, 2007.  On January 24, 2007, 6,250 shares vested.  At this time, the Company expects such performance criteria to be met and is expensing the related stock-based compensation over the respective four-year periods based on the grant date fair values.

Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes.  Determination of deferred income taxes related to the Acquisition is subject to further adjustments based upon completion of deferred income tax assets and liabilities (see Note 2).

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its statement of stockholders’ equity.  These changes arise primarily from minimum pension liability adjustments.

The following table summarizes the composition of total comprehensive income (in thousands):

	For the three months ended		For the six months ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Net income	$35,236	$44,136	$44,266	$71,863
Pension amortization from other comprehensive income, net of tax	2,132	-	2,132	-
Total comprehensive income	$37,368	$44,136	$46,398	$71,863

Treasury stock - The Company accounts for treasury stock under the cost method.

Segment reporting - The Company's primary business is the publication of newspapers.  The Company aggregates its newspapers into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods.

Earnings per share ("EPS") - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method.  The anti-dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for the three months and six months ended July 1, 2007 were 3,830,396 and 3,778,007, respectively and were 2,511,418 and 2,112,561 for the three months and six months ended June 25, 2006, respectively.

Reclassifications- Certain prior period amounts have been reclassified to conform to the 2007 presentation and relate primarily to accounting for the (Minneapolis) Star Tribune as a discontinued operation.

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

  The Company adopted the provisions of FIN 48 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $66.7 million.  Of the $66.7 million of unrecognized tax benefits at January 1, 2007, $8.5 million are tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The other $58.2 million of unrecognized tax benefits would, if recognized, result in a decrease to goodwill previously recorded related to acquisitions.  There were no material changes to these amounts through July 1, 2007.

With few exceptions, the Company is no longer subject to examination by U.S. federal, state, or foreign tax authorities for years before 2002.

NOTE 2.   ACQUISITION AND DIVESTITURES

Acquisition Transaction:

On June 27, 2006 (the second day of the Company's third fiscal quarter), the Company completed the purchase of Knight-Ridder, Inc. ("Knight Ridder") pursuant to a definitive merger agreement entered into on March 12, 2006, under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and .5118 of a Class A McClatchy common share (the "Acquisition").  The Company issued approximately 35 million Class A common shares in connection with the Acquisition.  The total purchase price was approximately $4.6 billion.  In addition, the Company assumed $1.9 billion in Knight Ridder long-term debt at closing.

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

Acquisition Accounting:

Pursuant to Emerging Issues Task Force No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the McClatchy common stock issued on June 27, 2006 was valued based upon the average closing price of McClatchy common stock from March 8, 2006 through March 14, 2006 (two business days before and after the terms of the Acquisition were agreed to and announced), or $52.06 per share.   As a result, the fair value of the 35.0 million shares of McClatchy common stock issued in the Acquisition was recorded at $1.821 billion, which was included in the total Acquisition purchase price of approximately $4.6 billion.  The fair value of such shares declined to approximately $1.398 billion as of the Acquisition closing date (June 27, 2006), however the decline of $423.0 million in valuation had no effect on the total Acquisition purchase price recorded.  The difference is included in goodwill in the allocation of the purchase price below.

The Acquisition was accounted for as a purchase.  Pursuant to SFAS 141, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition.  The purchase price allocation, while substantially complete, is subject to further adjustments based upon completion of analyses of deferred income tax assets and liabilities.  See Note 4 for adjustments made in the first six months of fiscal 2007.

The following table summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company for the three and six months ended June 25, 2006 as though the Acquisition had taken place on the first day of the fiscal quarter (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2006		June 25, 2006

Revenues	$632,433		$1,228,728
Income from continuing operations	$37,047	(1)	$55,927	(1)
Income from continuing operations per diluted share	$0.45		$0.68

(1) Excludes $18.1 million of income tax benefits related to the Company’s recalculation of its deferred tax liabilities and assets.

Disposition Transactions:

In conjunction with the Acquisition, the Company divested 12 Knight Ridder newspapers for strategic and antitrust reasons.  The divested newspapers were the Philadelphia Inquirer;Philadelphia Daily News;San Jose Mercury News; St. Paul Pioneer Press; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN).  The Company received cash proceeds of approximately $2.0 billion (net of transaction costs) from these divestitures.  In addition, the buyers assumed approximately $77 million of Knight Ridder retirement obligations related to certain newspapers.  Four of the 12 newspapers were sold concurrently with the closing of the Acquisition.  The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition.  The operating results of these eight divested newspapers for the periods they were owned by the Company, including interest expense and debt issuance costs related to bank debt incurred until their respective sales, are included in discontinued operations in the Company's consolidated statement of income for the period from June 27, 2006 to December 31, 2006.  No accounting gain or loss was recognized on the sale of the 12 newspapers.

In July 2006, the Company sold 18.3% of its interest in each of CareerBuilder and ShopLocal, and 13.8% of its interest in Topix for an aggregate of $309.7 million in cash and used the after-tax proceeds to reduce debt.  No accounting gain or loss was recognized on the sale of these investments.  The Company retained a 15.0% interest in each of CareerBuilder and ShopLocal, and an 11.3% interest in Topix.  Effective May 11, 2007, the Company's interest in CareerBuilder declined to 14.4%.

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper to an entity affiliated with Avista Capital Partners for $530.0 million.  The Company expects to receive an income tax refund of approximately $201 million related to the sale in 2008.  This amount has been recorded as a long-term receivable on the consolidated balance sheet.

The results of Star Tribune's operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented. The Company used the proceeds from the sale of the Star Tribune to reduce debt.

Revenues and loss from discontinued operations, net of income taxes, for the three months and six months ended July 1, 2007 and June 25, 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Revenues	$91	$92,234	$52,994	$179,775

Income (loss) from discontinued operations before income taxes (1)	$146	$20,373	$(4,637)	$30,630
Income tax expense (benefit)	(559)	8,426	141	12,737
Income (loss) from discontinued operations	$705	$11,947	$(4,778)	$17,893

(1)
Includes interest expense allocated to discontinued operations of $0 and $1.2 million for the three months and six months ended July 1, 2007, respectively and $1.6 million and $3.7 million for the three months and six months ended June 25, 2006, respectively.

NOTE 3.   INVESTMENTS IN UNCONSOLIDATED COMPANIES

The following is the Company's ownership interest and carrying value of investments in unconsolidated companies and joint ventures (dollars in thousands):

Company	% Ownership Interest	July 1, 2007	December 31, 2006
CareerBuilder	14.4	$225,992	$230,506
Seattle Times Company	49.5	89,910	102,228
Classified Ventures	25.6	98,476	98,259
SP Newsprint	33.3	38,543	40,666
Ponderay Newsprint	27.0	24,068	26,162
ShopLocal	15.0	11,147	10,993
Topix	11.3	9,442	9,956
McClatchy Tribune Information Services	50.0	1,102	773
Other	Various	778	670
		$499,458	$520,213

The Company primarily uses the equity method of accounting for these investments.

During the second fiscal quarter of 2007, The Seattle Times Company (“STC”) entered into an agreement to settle certain outstanding legal issues and amend their Joint Operating Agreement relating to STC and The Hearst Corporation ("Hearst") Seattle newspaper. As a result, STC is expected to pay approximately $24 million to Hearst in the third fiscal quarter of 2007.  The Company has expensed $7.8 million as its share of this payment as part of its equity loss in the second fiscal quarter of 2007.

NOTE 4. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following (in thousands):
	July 1, 2007
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(177,203)	$640,498	14 years
Other	26,261	(10,624)	15,637	8 years
Total	$843,962	$(187,827)	656,135

Other intangible assets not subject to amortization:
Newspaper mastheads			683,000
Total			1,339,135
Goodwill - net			3,586,969
Total intangible assets and goodwill			$4,926,104

	December 31, 2006
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(148,427)	$669,274	14 years
Other	26,161	(9,389)	16,772	8 years
Total	$843,862	$(157,816)	686,046

Other intangible assets not subject to amortization:
Newspaper mastheads			683,000
Total			1,369,046
Goodwill - net			3,559,828
Total intangible assets and goodwill			$4,928,874

The following is a summary of the changes in the identifiable intangible assets and goodwill from December 31, 2006 to July 1, 2007 (in thousands):
	December 31,		Disposals/	Amortization	July 1,
	2006	Additions	Adjustments	Expense	2007
Intangible assets subject to amortization	$843,862	$25	$75	$-	$843,962
Accumulated amortization	(157,816)		(9)	(30,002)	(187,827)
	686,046	25	66	(30,002)	656,135
Mastheads and other	683,000				683,000
Goodwill - net	3,559,828	27,141			3,586,969
Total	$4,928,874	$27,166	$66	$(30,002)	$4,926,104

(1) Relates primarily to revised estimates of acquired income tax reserves.

Amortization expense for continuing operations was $15.0 million and $1.2 million in the second fiscal quarters of 2007 and 2006, respectively and was $30.0 million and $2.4 million for the first six months of fiscal 2007 and 2006, respectively.

The estimated amortization expense for the remainder of fiscal 2007 and the five succeeding fiscal years is as follows (in thousands):
		Amortization
	Year	Expense

	2007	$29,948
	2008	59,941
	2009	59,910
	2010	59,232
	2011	57,837
	2012	57,368

NOTE 5.    LONG-TERM DEBT

As of July 1, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):
	July 1, 2007	December 31, 2006
Term A bank debt, weighted average interest of 6.11% at July 1, 2007 and 6.12% at December 31, 2006	$750,000	$1,100,000
Revolving bank debt, interest of 6.10% at July 1, 2007 and 6.10% at December 31, 2006	415,287	665,795
Publicly-traded notes:
$100 million 6.625% debentures due in 2007	100,011	100,025
$200 million 9.875% debentures due in 2009	210,139	212,950
$300 million 7.125% debentures due in 2011	304,005	304,512
$200 million 4.625% debentures due in 2014	174,443	172,705
$400 million 5.750% debentures due in 2017	361,724	359,848
$100 million 7.150% debentures due in 2027	90,940	90,717
$300 million 6.875% debentures due in 2029	270,789	270,117
Total debt	2,677,338	3,276,669
Less current portion	-	530,000
Long term debt	$2,677,338	$2,746,669

The publicly-traded notes are stated net of unamortized discounts and premiums resulting from recording such assumed liabilities at fair value as of the June 27, 2006 Acquisition date. The notes due in 2007 are expected to be refinanced on a long-term basis by drawing on the Company's revolving credit facility and accordingly, are included in long-term debt.

Through June 27, 2006, the Company used its senior unsecured revolving credit facility, which provided borrowings of up to $500 million. This credit facility was refinanced with a new $3.2 billion senior unsecured credit facility ("Credit Agreement") entered into in connection with the Acquisition.  At the closing of the Acquisition, the Company’s new Credit Agreement consisted of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolving credit facility are due on June 27, 2011.

The Company has repaid $600.5 million of bank debt in the first six months of fiscal 2007 from the sale of the Star Tribune newspaper, sales of other assets and cash generated from operations. A total of $529.1 million of funds were available under the revolving credit facility at July 1, 2007.

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

The Credit Agreement contains financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 3.00 to 1.00 through July 1, 2007; 2.75 to 1.00 from September 30, 2007 through September 28, 2008 and 3.00 to 1.00 from December 28, 2008 and thereafter; and a maximum leverage ratio (as defined in the Credit Agreement) of 4.75 to 1.00 through July 1, 2007; 5.00 to 1.00 from September 30, 2007 through March 30, 2008; 4.75 to 1.00 from June 29, 2008 through September 28, 2008; 4.25 to 1.00 from December 28, 2008 to September 27, 2009; and declining to 4.00 to 1.00 on December 27, 2009 and thereafter.  At July 1, 2007, the Company was in compliance with all debt covenants.

 In addition, the Company’s Material Subsidiaries (as defined in the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement.  These guarantees were effected on May 4, 2007, and continue in effect upon the earlier of the termination of the Credit Agreement or the date which is one year after the date both ratings agencies have rated the Company’s bank debt as investment grade.

At July 1, 2007, the Company had outstanding letters of credit totaling $55.6 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

The following table presents the approximate annual maturities of debt, based upon the Company's required payments (adjusted for management’s expectations regarding the notes due in fiscal 2007 as discussed above), for the next five years and thereafter (in thousands):

Year	Payments
2008	$-
2009	200,000
2010	-
2011	1,565,287
2012	-
Thereafter	1,000,000
2,765,287
Less net discount	(87,949)
Total debt	$2,677,338

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

The elements of pension costs for continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006

Service cost	$10,872	$4,235	$18,810	$8,028
Interest cost	22,772	6,462	46,988	12,258
Expected return on plan assets	(26,024)	(8,517)	(54,250)	(16,268)
Prior service cost amortization	24	50	105	94
(Gain)/loss amortization	(556)	2,372	3,453	4,491
Net pension expense	$7,088	$4,602	$15,106	$8,603

No material contributions were made to the Company's multi-employer plans for continuing operations for the three months and six months ended July 1, 2007 and June 25, 2006.

The Company also provides for or subsidizes post-retirement healthcare and certain life insurance benefits for employees.  The elements of post-retirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Service cost	$200	$1	$422	$1
Interest cost	426	97	1,434	106
(Gain)/loss amortization	(6)	-	(6)	-
Net post-retirement expense	$620	$98	$1,850	$107

NOTE 7.  COMMON STOCK AND STOCK PLANS

On June 27, 2006, in connection with the Acquisition, the Company increased the authorized number of its Class A Common shares from 100,000,000 to 200,000,000 shares and issued 34,988,009 new Class A Common shares in connection with the Acquisition (see Note 2).

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

At July 1, 2007, the Company had six stock-based compensation plans.  The Company applied APB Opinion 25 and related interpretations in accounting for its plans in fiscal 2005 and prior years.  The Company has adopted SFAS No. 123R for its stock plans effective December 26, 2005, the first day of fiscal 2006.

Beginning in fiscal 2005, the Company awarded stock-settled stock appreciation rights ("SARs") in lieu of stock options to its employees.  The SARs were granted at fair market value, have a ten-year term and vest in four equal annual installments beginning on March 1 following the year for which the award was made.

Outstanding options and SARs are summarized as follows:	Options/ SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2006	4,064,075	$52.78	$4,857
Granted	37,250	39.45
Exercised	(69,625)	26.55
Forfeited	(94,250)	63.74
Expired	(227,000)	56.57
Outstanding July 1, 2007	3,710,450	52.63	nil
Options and SARs exercisable:
July 1, 2007	2,130,825	$53.42

As of July 1, 2007, there were $11.4 million of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company's plans.  The cost is expected to be recognized over a weighted average period of 1.9 years.

The following tables summarize information about stock options and SARs outstanding in the stock plans at July 1, 2007:
Range of Exercise Prices	Options/ SARs Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$26.19 - $42.50	1,486,625	6.79	$40.81	590,625	$38.44
$45.98 - $59.09	1,253,200	6.34	$54.37	892,825	$52.86
$59.58 - $73.36	970,625	6.82	$68.49	647,375	$67.86
$26.19 - $73.36	3,710,450	6.65	$52.63	2,130,825	$53.42

The weighted average remaining contractual life on options exercisable at July 1, 2007 was 5.1 years.  The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees.  Expected volatility was based on historical volatility for a period equal to the stock option's expected life for shares granted in the second fiscal quarters of 2007 and 2006, and for a one-year look back period for shares granted prior to fiscal 2006. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
	Six Months Ended
	July 1, 2007	June 25, 2006
Dividend yield	1.96	1.57
Expected life in years	5.41	5.27
Volatility	.19	.19
Risk-free interest rate	4.74%	5.00%
Weighted average fair value of options/SARs granted	$8.40	$11.01

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The McClatchy Company (the "Company") is the third largest newspaper company in the United States, with 31 daily newspapers and approximately 50 non-dailies. Twenty of its daily newspapers were acquired on June 27, 2006 in the Knight Ridder acquisition (the "Acquisition") – see Note 2 to the consolidated financial statements.  McClatchy also operates leading local websites and direct marketing operations in each of its markets which complement its newspapers and extend its audience reach in each market.  McClatchy-owned newspapers include The Miami Herald, The Sacramento Bee, the (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also has a portfolio of premium digital assets. Its leading local websites offer users information, comprehensive news, advertising, e-commerce and other services.  The Company owns and operates McClatchy Interactive, an interactive operation that provides websites with content, publishing tools and software development.  McClatchy operates Real Cities, the largest national advertising network of local news websites and owns 14.4% of CareerBuilder, the nation’s largest online job site.  McClatchy also owns 25.6% of Classified Ventures, a newspaper industry partnership that offers classified websites such as the nation’s number two online auto website, cars.com, and the number one rental site, apartments.com.

The Company's primary source of revenue is advertising, which accounts for roughly 84% of the Company's revenue.  While percentages vary from year to year and from newspaper to newspaper, retail advertising carried as a part of newspapers ("run-of-press" or "ROP" advertising) or in advertising inserts placed in newspapers (preprint advertising) generally contributes roughly 37% of advertising revenues at the Company's newspapers.  Recent trends have been for certain national or regional retailers to use greater preprint and online advertising and less ROP advertising, although that trend shifts from time to time.  Nonetheless, ROP advertising still makes up the majority of retail advertising.  Classified advertising (including online classified advertising), primarily in automotive, employment and real estate categories, generally contributes about 33% of advertising revenue and national advertising generally contributes about 8% of total advertising revenue.  Direct marketing and other advertising make up the remainder of the Company's advertising revenues.  Circulation revenues contribute roughly 12% of the Company's newspaper revenues.  Most newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

See the following "Results of Operations" for a discussion of the Company's revenue performance and contribution by category for the three months and six months ended July 1, 2007 and June 25, 2006.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company's 2006 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to revenue recognition, allowance for uncollectible accounts, acquisition accounting, goodwill and intangible impairment, discontinued operations, pension and post-retirement benefits, income taxes, insurance and stock-based employee compensation.

Income Tax Contingencies:

The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities.  These audits may challenge certain aspects of the Company's tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions.  Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), and may require significant management judgment in estimating final outcomes.  Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future periods.

Recent Events and Trends

Acquisition Transaction:

On June 27, 2006 (the second day of the Company’s third fiscal quarter), the Company completed the purchase of Knight-Ridder, Inc. ("Knight Ridder") pursuant to a definitive merger agreement entered into on March 12, 2006, under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and .5118 of a Class A McClatchy common share (the "Acquisition").  The Company issued approximately 35 million Class A common shares in connection with the Acquisition.  The total purchase price was approximately $4.6 billion.  In addition, the Company assumed $1.9 billion of Knight Ridder's long-term debt at the closing of the Acquisition.

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

The Acquisition was accounted for as a purchase.  The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the June 27, 2006 Acquisition date.  The purchase price allocation was primarily based upon an independent valuation.  The purchase price allocation, while substantially completed, is subject to further adjustments based upon completion of analyses of deferred income tax assets and liabilities.

Disposition Transactions:

In conjunction with the Acquisition, the Company divested 12 Knight Ridder newspapers for strategic and antitrust reasons.  The divested newspapers were the Philadelphia Inquirer;Philadelphia Daily News;San Jose Mercury News; St. Paul Pioneer Press; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN).  The Company received cash proceeds of approximately $2.0 billion (net of transaction costs) from these divestitures.  In addition, the buyers assumed approximately $77 million of Knight Ridder retirement obligations related to certain newspapers.  Four of the 12 newspapers were sold concurrently with the closing of the Acquisition.  The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition.  The operating results of these eight divested newspapers for the periods they were owned by the Company, including interest expense and debt issuance costs related to bank debt incurred until their respective sales, are included in discontinued operations in the Company's consolidated statement of income for 2006.  No accounting gain or loss was recognized on the sale of the 12 newspapers.

In July 2006, the Company sold 18.3% of its interest in each of CareerBuilder and ShopLocal, and 13.8% of its interest in Topix for an aggregate of $309.7 million in cash and used the after-tax proceeds to reduce debt.  No accounting gain or loss was recognized on the sale of these investments. The Company retained a 15.0% interest in each of CareerBuilder and ShopLocal and an 11.3% interest in Topix.  Effective May 11, 2007, the Company's interest in CareerBuilder declined to 14.4%.

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune and other publications and websites related to the newspaper to an entity affiliated with Avista Capital Partners for $530.0 million.  The Company expects to receive an income tax refund of approximately $201 million related to the sale in 2008.  This amount has been recorded as a long-term receivable on the consolidated balance sheet.

The results of Star Tribune's operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented. The Company used the proceeds from the sale of the Star Tribune to reduce debt.

Advertising Revenues:

Classified advertising revenues have continued to decline since the third fiscal quarter of 2006 and advertising results declined across the board in the second fiscal quarter of 2007, but particularly in real estate advertising.  Real estate advertising began to weaken in the fourth fiscal quarter of 2006 and has declined substantially since then.  The Company has seen significant declines in California and Florida, where real estate values and thus advertising were strong in the second fiscal quarter of 2006 (see discussion below).  The decline in automotive classified advertising reflected an industry-wide decline that began in 2004, while employment advertising has been in decline in most markets since the third fiscal quarter of 2006.  National advertising also declined in the second fiscal quarter of 2007 reflecting a slowdown in a number of segments including telecommunications, national automotive and financial advertising, an industry-wide trend.

A total of 68.5% of the Company's advertising declines in the second fiscal quarter of 2007 came from California and Florida, two regions that benefited strongly from the real estate boom, and are likewise being hurt in the subsequent real estate slowdown. Advertising revenues were down 17.8% in the second fiscal quarter of 2007. The housing sector is an important component of these states’ economies. Hence, California and Florida also account for a majority of the decline in auto and employment advertising, as the real estate downturn is having an impact on these categories as well. These states have experienced similar advertising downturn and recovery cycles in the past, and were recently the Company’s best performing regions. Management believes a significant portion of the current advertising downturn reflects these cyclical forces and expects declines to continue in 2007 because of the difficult trends in these states. See the revenue discussions in management’s review of “Results of Operations”.

Newsprint:

Newsprint prices continued to decline in the second fiscal quarter of 2007 after a sustained period of increasing prices from 2002 through early 2006.  Through the first six months of fiscal 2007, newsprint expense was 13.8% lower than pro forma newsprint expense (which includes the 20 Knight Ridder Newspapers) in the first six months of 2006, primarily reflecting lower newsprint usage and, to a lesser degree, lower newsprint prices.  Newsprint pricing is dependent on global demand and supply for newsprint.  Significant changes in newsprint prices can increase or decrease the Company's operating expenses.  However, because the Company has ownership interests in newsprint producers (Ponderay and SP), the recent trend of falling newsprint prices, while favorably affecting operating expenses, is contributing to equity losses from these investments.  Ponderay and SP are also currently impacted by the higher cost of energy and fiber used in the papermaking process.  The impact of newsprint price increases on the Company's financial results is discussed under "Results of Operations".

As a result of the recently announced strategic alternative review at SP, the Company and its partners are seeking to sell SP.  The ultimate outcome of the strategic review cannot be determined and the timing of a transaction, if any, which the Company and its partners may undertake has not been determined.

RESULTS OF OPERATIONS

The Company noted the following items related to the Acquisition and other matters that impacted second fiscal quarter of 2007 and year-to-date fiscal 2007 results:

•
On June 26, 2006, the Company issued approximately 35 million Class A shares in connection with the Acquisition. As a result, the weighted average diluted shares used to calculate earnings per share in the second fiscal quarter of 2007 increased to approximately 82 million shares compared to approximately 47 million shares in second fiscal quarter of 2006.

•
The purchase price for the Acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition. The purchase price allocation, while substantially complete, is subject to further adjustments based upon completion of analyses of deferred income tax assets and liabilities.

•
On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper for $530.0 million in proceeds and is expected to receive a tax refund of approximately $201 million related to the sale in 2008.  The results of Star Tribune's operations have been recorded as discontinued operations in all periods presented.

•
During the second fiscal quarter of 2007, STC and Hearst entered into an agreement to settle certain outstanding legal issues and amend their Joint Operating Agreement relating to STC and Hearst's Seattle newspaper. As a result, STC is expected to pay approximately $24 million to Hearst in the third fiscal quarter of 2007.  The Company has expensed $7.8 million as its share of this payment as part of its equity loss in the second fiscal quarter of 2007.

The Company's results from continuing operations since the close of the Acquisition (and all pro forma amounts for prior periods discussed) include the operations of the 20 retained former Knight Ridder newspapers and all of the Company's previously owned newspaper operations except for the (Minneapolis) Star Tribune newspaper.

The growth in revenues and expenses in the second fiscal quarter of 2007 compared to the same period in 2006 resulted from the Acquisition. To facilitate an analysis of operating results, the comparative analysis between the three months and six months ended July 1, 2007 and June 25, 2006 discussed below is supplemented by a comparison to 2006 pro forma results from continuing operations.  Pro forma amounts reflect the results of continuing operations of the Company as defined in the preceding paragraph.  The financial results for Knight Ridder and the 20 newspapers retained by the Company included in the pro forma information were derived from the historical unaudited financial statements of Knight Ridder. The Company believes that the use of pro forma reporting of operating results enhances measurement of performance by permitting comparisons with prior historical data.  Such supplemental pro forma data is not necessarily indicative of the operating results that would have occurred if the Acquisition had been completed as of the beginning of fiscal 2006.

Second Fiscal Quarter of 2007 Compared to Second Fiscal Quarter of 2006

The Company reported income from continuing operations of $34.5 million or $0.42 per share in the second fiscal quarter of 2007, compared to $32.2 million or $0.69 per share in the second fiscal quarter of 2006.  The Company recorded income from discontinued operations of $0.7 million or $0.01 per share relating to the results of the (Minneapolis) Star Tribune.  The Company’s total net income was $35.2 million or $0.43 per share including discontinued operations in the second fiscal quarter of 2007, compared to net income of $44.1 million or $0.94 per share in the second fiscal quarter of 2006.

            Revenues:

Revenues in the second fiscal quarter of 2007 were $580.0 million, up $368.0 million or 173.6% from the second fiscal quarter of 2006 revenues of $212.0 million, due to the addition of the 20 former Knight Ridder newspapers and the sale of the (Minneapolis) Star Tribune.  Advertising revenues totaled $488.3 million and circulation revenues were $69.7 million.  On a pro forma basis, revenues decreased $52.4 million or 8.3% from the second fiscal quarter of 2006 with advertising revenues decreasing $53.1 million or 9.8% and circulation revenues decreasing $3.4 million or 4.6% from the second fiscal quarter of 2006.

As discussed in Recent Events and Trends above, 68.5% of the Company's advertising declines in the second fiscal quarter of 2007 came from California and Florida, two regions that benefited strongly from the real estate boom, and are likewise being hurt in the subsequent real estate slowdown. Advertising revenues were down 17.8% in these two regions in the second fiscal quarter. The housing sector is an important component of these states’ economies. Hence, California and Florida also account for a majority of the decline in auto and employment advertising, as the real estate downturn is having an impact on these categories as well.

The following summarizes the Company's revenue by category on a pro forma basis, which compares second fiscal quarter of 2007 with second fiscal quarter of 2006 (dollars in thousands):

	As Reported			Pro Forma
	July 1, 2007	June 25, 2006	% Change	June 25, 2006	% Change
Advertising:
Retail	$213,203	$74,971	184.4	$227,220	(6.2)
National	46,064	15,394	199.2	50,821	(9.4)
Classified:
Auto	43,760	18,085	142.0	51,729	(15.4)
Employment	66,236	25,954	155.2	78,363	(15.5)
Real estate	54,687	28,916	89.1	67,492	(19.0)
Other	23,120	6,480	256.8	23,085	0.2
Total classified	187,803	79,435	136.4	220,669	(14.9)
Direct marketing
and other	41,207	13,883	196.8	42,658	(3.4)
Total advertising	488,277	183,683	165.8	541,368	(9.8)
Circulation	69,707	23,504	196.6	73,087	(4.6)
Other	22,043	4,813	358.0	17,978	22.6
Total revenues	$580,027	$212,000	173.6	$632,433	(8.3)

Retail advertising increased $138.2 million or 184.4% from the second fiscal quarter of 2006 reflecting the Acquisition.  On a pro forma basis, retail advertising decreased $14.0 million or 6.2% from the second fiscal quarter of 2006.  On a pro forma basis, online retail advertising increased $2.4 million or 59.8% from the second fiscal quarter of 2006, while print ROP advertising decreased $14.5 million or 10.3% from the second fiscal quarter of 2006.  On a pro forma basis, preprint advertising decreased $1.9 million or 2.3% from the second fiscal quarter of 2006.

National advertising increased $30.7 million or 199.2% from the second fiscal quarter of 2006 reflecting the Acquisition.  On a pro forma basis, national advertising decreased $4.8 million or 9.4% from the second fiscal quarter of 2006.  The declines in total national advertising were primarily in the telecommunications, national automotive and financial advertising categories, reflecting an industry-wide trend.  Online national advertising increased $1.7 million from the second fiscal quarter of 2006 and decreased $0.6 million on a pro forma basis.

Classified advertising increased $108.4 million or 136.4% from the second fiscal quarter of 2006 reflecting the Acquisition.  On a pro forma basis, classified advertising decreased $32.9 million or 14.9% from the second fiscal quarter of 2006.  Online classified advertising increased $25.1 million or 267.0% from the second fiscal quarter of 2006.  On a pro forma basis, online classified advertising decreased $2.8 million or 7.6% from the second fiscal quarter of 2006.

•
Real estate advertising was up $25.8 million or 89.1% from the second fiscal quarter of 2006. On a pro forma basis, real estate advertising decreased $12.8 million or 19.0% from the second fiscal quarter of 2006.  The Company has seen dramatic declines in California and Florida, where real estate values, and  thus advertising, were exceptionally strong in 2006.  The Company expects declines in this revenue category to continue because of the difficult trends in these states.

•
Automotive advertising increased $25.7 million or 142.0% from the second fiscal quarter of 2006.  On a pro forma basis, automotive advertising declined $8.0 million or 15.4% from the second fiscal quarter of 2006, reflecting an industry-wide trend.  Print advertising declined 18.7%, while online advertising grew 12.9% reflecting the strength of the Company's cars.com online products.

•
Employment advertising increased $40.3 million or 155.2% from the second fiscal quarter of 2006.  On a pro forma basis, employment advertising decreased $12.1 million or 15.5% from the second fiscal quarter of 2006.  Print employment advertising declined 17.0% while online employment advertising declined 12.4%. Online employment advertising was affected by the current affiliate agreement with CareerBuilder, the Company’s online employment advertising partner.  This agreement is helping to grow online employment revenues at the legacy McClatchy newspapers.  However, under the current affiliate agreement selected products are no longer available to be sold by the 20 acquired Knight Ridder newspapers, which are reducing their internet revenues.

Online advertising, which is included in each of the advertising categories discussed above, totaled $42.8 million in the second fiscal quarter of 2007, an increase of $31.2 million or 269.4% over the second fiscal quarter of 2006.  On a pro forma basis, online advertising decreased $1.0 million or 2.2% from the second fiscal quarter of 2006 and was held down by the current CareerBuilder affiliate agreement's impact on employment advertising as discussed above.

Direct marketing revenues increased $27.1 million or 202.0% from the second fiscal quarter of 2006 reflecting the Acquisition.  On a pro forma basis, direct marketing revenues decreased $1.7 million or 3.9% from the second fiscal quarter of 2006 reflecting the overall slow advertising environment. The Company extends its newspaper franchises by supplementing the mass reach of the newspaper with direct marketing and direct mail products so that advertisers can both achieve broad appeal and capture targeted audiences with one-stop shopping.

Circulation revenues increased $46.2 million or 196.6% from the second fiscal quarter of 2006 reflecting the Acquisition.  On a pro forma basis, consolidated circulation revenues decreased $3.4 million or 4.6% from the second fiscal quarter of 2006, primarily reflecting lower circulation volumes.  The Company continues to reduce third-party and outlying circulation that is not highly valued by its newspaper advertisers, and expects circulation volumes to remain lower in fiscal 2007 compared to fiscal 2006.

Operating Expenses:

Operating expenses increased $302.9 million or 189.6% in the second fiscal quarter of 2007 related to expenses added by the Acquisition.  On a pro forma basis, operating expenses were down $57.5 million or 11.1% from the second fiscal quarter of 2006, as the Company continued to reduce costs and realized synergies from the Acquisition.  On a pro forma basis, compensation costs were down 12.5%, with payroll down 12.4%, and a 6.9% reduction in staffing.  On a pro forma basis, fringe benefits were down 13.2%.  On a pro forma basis, newsprint and supplement expense was down 17.0% with newsprint expense down 17.4% and supplement expense down 14.3%.  On a pro forma basis, other operating costs were down 8.5%, reflecting lower bad debt and professional services.  Professional services in the second fiscal quarter of 2006 included $4.7 million of strategic alternative review services incurred and recorded by Knight Ridder.  On a pro forma basis, depreciation and amortization expense increased by 4.3% due primarily to the purchase price accounting related to the Acquisition.

Interest:

Interest expense for continuing operations was $49.6 million for the second fiscal quarter of 2007 primarily reflecting the service costs on debt incurred to finance the Acquisition.  Interest expense also included $1.7 million related to accrued interest on the liability for unrecognized tax benefits.  The Company’s effective interest rate in the second fiscal quarter of 2007 was approximately 6.4%.

Equity Income (Loss):

Loss from unconsolidated companies resulted primarily from operating results of the Company's newsprint investments and STC (see Note 3 to the consolidated financial statements).

Income Taxes:

The income tax rate from continuing operations in the second fiscal quarter of 2007 was 39.9%, compared to 39.0% in the second fiscal quarter of 2006.  The effective tax rate for the current fiscal year is expected to be in the 39.5% to 40.0% range, but the tax rate is preliminary and may change when the purchase price allocation and related deferred taxes are finalized.

Discontinued Operations:

Income from discontinued operations, (related to the (Minneapolis) Star Tribune newspaper -- see Note 2 to the consolidated financial statements) in the second fiscal quarter of 2007 was $0.7 million or $0.01 per share. Income from discontinued operations was $11.9 million or $0.25 per share in the second fiscal quarter of 2006.  Additionally, $2.1 million in interest incurred on the debt used to finance the purchase of the Star Tribune was recorded in discontinued operations in the second fiscal quarter of 2006.

First Six Months of Fiscal 2007 Compared to First Six Months of Fiscal 2006

The Company reported income from continuing operations of $49.0 million or $0.60 per share in the first six months of fiscal 2006, compared to $54.0 million or $1.15 per share in the first six months of fiscal 2006.  The Company recorded a loss from discontinued operations in the first six months of fiscal 2007 of $4.8 million or $0.06 per share relating to the results of the (Minneapolis) Star Tribune newspaper.  The Company's net income was $44.3 million or $0.54 per share including discontinued operations in the first six months of fiscal 2007 compared to $71.9 million or $1.53 per share in the first six months of fiscal 2006.  Revenues and expenses in the six-month period were generally affected by the trends discussed in the quarterly comparison above, with exceptions noted below.

Revenues:

Revenues from continuing operations in the first six months of fiscal 2007 were $1.147 billion, up $740.1 million or 182.1% from the first six months of fiscal 2006 revenues from continuing operations of $406.5 million, due to the 20 former Knight Ridder newspapers and the sale of the (Minneapolis) Star Tribune.  Advertising revenues were $965.3 million and circulation revenues were $141.6 million in the first six months of fiscal 2007.  On a pro forma basis, revenues decreased $82.1 million or 6.7% from the first six months of fiscal 2006 with advertising revenues decreasing $79.8 million or 7.6% and circulation revenues decreasing $6.1 million or 4.1% from the first six months of fiscal 2006.

A total of 72.1% of the Company's advertising declines in the first six months of fiscal 2007 came from California and Florida, two regions that benefited strongly from the real estate boom, and are likewise being hurt in the subsequent real estate slowdown. Advertising revenues were down 14.4% in these two regions in the first six months of fiscal 2007. The housing sector is an important component of these states’ economies. Hence, California and Florida also account for a majority of the decline in auto and employment advertising, as the real estate downturn is having an impact on these categories as well.

The following table summarizes the Company's revenues by category on a pro forma basis, which compares the first six months of fiscal 2007 with the first six months of fiscal 2006 (dollars in thousands):

	As Reported			Pro Forma
	Year to Date			Year to Date

	July 1, 2007	June 25, 2006	% Change	June 25, 2006	% Change
Advertising:
Retail	$419,231	$139,659	200.2	$431,565	(2.9)
National	91,214	29,152	212.9	101,220	(9.9)
Classified:
Auto	85,895	36,585	134.8	101,950	(15.7)
Employment	135,882	51,082	166.0	154,076	(11.8)
Real estate	109,837	55,379	98.3	131,706	(16.6)
Other	44,725	12,672	252.9	44,613	0.3
Total classified	376,339	155,718	141.7	432,345	(13.0)
Direct marketing
and other	78,516	25,488	208.1	80,011	(1.9)
Total advertising	965,300	350,017	175.8	1,045,141	(7.6)
Circulation	141,587	47,268	199.5	147,672	(4.1)
Other	39,698	9,178	332.5	35,915	10.5
Total revenues	$1,146,585	$406,463	182.1	$1,228,728	(6.7)

Retail advertising increased $279.6 million or 200.2% from the first six months of fiscal 2007 from the first six months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, retail advertising decreased $12.3 million or 2.9% from the first six months of fiscal 2006.  On a pro forma basis, online retail advertising increased $5.2 million or 70.9% from the first six months of fiscal 2006, while ROP advertising decreased $17.6 million or 6.7% from the first six months of fiscal 2006.  On a pro forma basis, preprint advertising increased $0.1 million or 0.1% from the first six months of fiscal 2006.

National advertising increased $62.1 million or 212.9% from the first six months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, national advertising decreased $10.0 million or 9.9% from the first six months of fiscal 2006.  The declines reflect the same conditions discussed in the quarterly results.  Online national advertising increased $3.1 million from the first six months of fiscal 2006 and decreased $1.4 million on a pro forma basis.

Classified advertising increased $220.6 million or 141.7% from the first six months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, classified advertising decreased $56.0 million or 13.0% from the first six months of fiscal 2006.   Print classified advertising declined 14.8% on a pro forma basis, while online classified advertising was down 3.6% on a pro forma basis in the first six months of fiscal 2007.

•
Real estate advertising was up $54.5 million or 98.3% from the first six months of fiscal 2006. On a pro forma basis, real estate advertising decreased $21.9 million or 16.6% from the first six months of fiscal 2006 as discussed in the quarterly review above.

•
Automotive advertising increased $49.3 million or 134.8% from the first six months of fiscal 2006.   On a pro forma basis, automotive advertising declined $16.1 million or 15.7% from the first six months of fiscal 2006, reflecting an industry-wide trend.  As in the quarterly discussion above, growth in online automotive advertising revenue was offset by declines in print advertising.

•
Employment advertising increased $84.8 million or 166.0% from the first six months of fiscal 2006.  On a pro forma basis, employment advertising decreased $18.2 million or 11.8% from the first six months of fiscal 2006, partially reflecting the effect of the current CareerBuilder affiliate agreement discussed above.

Online advertising, which is included in each of the advertising categories discussed above, totaled $84.0 million in the first six months of fiscal 2007, an increase of $61.9 million or 280.3% over the first six months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, online advertising increased $1.1 million or 1.4% from the first six months of fiscal 2006, reflecting growth in retail and automotive advertising, which was partially offset by employment advertising and to a lesser degree, real estate declines.

Direct marketing revenues increased $53.0 million or 216.1% from the first six months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, direct marketing revenues decreased $1.6 million or 2.0% from the first six months of fiscal 2006. The Company extends its newspaper franchises by supplementing the mass reach of the newspaper with direct marketing and direct mail products so that advertisers can both achieve broad appeal and capture targeted audiences with one-stop shopping.

Circulation revenues increased $94.3 million or 199.5% from the first six months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, circulation revenues decreased $6.1 million or 4.1% from the first six months of fiscal 2006.

Operating Expenses:

Operating expenses increased $622.9 million or 195.3% in the six months of fiscal 2007 related to expenses added by the Acquisition.  On a pro forma basis, operating expenses were down $86.6 million or 8.4% from the first six months of fiscal 2006, as the Company continued to reduce costs and realized synergies from the Acquisition.  On a pro forma basis, compensation costs were down 10.6%, with payroll down 10.6%, and a 6.2% reduction in staffing.  On a pro forma basis, fringe benefits were down 10.8%.  On a pro forma basis, newsprint and supplement expense was down 13.8% with newsprint expense down 12.8% and supplement expense down 19.2%.  On a pro forma basis, other operating costs were down 3.7%, reflecting lower professional services. Professional services in the first half of fiscal 2006 include $8.5 million of alternative strategic review services incurred and recorded by Knight Ridder.  On a pro forma basis, depreciation and amortization expense increased by 3.0% due primarily to the purchase price accounting related to the Acquisition.

Interest:

Interest expense for continuing operations was $103.3 million for the first six months of fiscal 2007 primarily reflecting the service costs on debt incurred to finance the Acquisition.  While the Company used the proceeds of the (Minneapolis) Star Tribune newspaper sale to reduce debt, it carried interest on this debt for the first two months of the year, which equated to about $5.7 million in interest expense included in continuing operations. Interest expense also included $3.0 million related to accrued interest on the liability for unrecognized tax benefits. Excluding these two items, the Company’s interest expense was $94.6 million.  The Company’s effective interest rate in the first six months of fiscal 2007 was approximately 6.4%.  In the first six months of fiscal 2007, a total of $1.2 million of interest expense was allocated to discontinued operations related to debt used to acquire the (Minneapolis) Star Tribune newspaper, which was sold on March 5, 2007.

Equity Income (Loss):

Loss from unconsolidated companies resulted primarily from the operating results of the Company's newsprint investments and to a lesser extent from the Company's investment in internet-related companies and STC (see Note 3 to the consolidated financial statements).

Income Taxes:

The income tax rate from continuing operations in the first six months of fiscal 2007 was 39.7%, compared to 39.0% in the first six months of fiscal 2006.  The effective tax rate for the current fiscal year is expected to be in the 39.5% to 40.0% range, but the tax rate is preliminary and may change when the purchase price allocation and related deferred taxes are finalized.

        Discontinued Operations:

Loss from discontinued operations, (related to the (Minneapolis) Star Tribune newspaper, see Note 2 to the consolidated financial statements) in the first six months of fiscal 2007 was $4.8 million or $0.06 per share. Income from discontinued operations was $17.9 million or $0.38 per share in the first six months of fiscal 2006.  Additionally, $1.2 million and $3.7 million in interest incurred on the debt used to finance the purchase of the Star Tribune was recorded in discontinued operations in the first six months of fiscal 2007 and fiscal 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $25.3 million as of July 1, 2007.  The Company generated $121.5 million of cash from operating activities in the first six months of fiscal 2007.  The increase in cash from operating activities in the first six months of fiscal 2007 resulted primarily from the Acquisition.

The Company generated $508.3 million of cash from investing activities largely from the $522.9 million proceeds (net of expenses) from the sale of the (Minneapolis) Star Tribune newspaper (see Note 2 to the consolidated financial statements) in the first six months of fiscal 2007 and the sale of equipment totaling $19.4 million.  These sources of funds were offset by $28.3 million purchases of property, plant and equipment.

The Company used $624.1 million of cash from financing sources in the first six months of 2007, primarily for repayment of bank debt.  Of the $624.1 million, the Company repaid $600.5 million of debt in the first six months of fiscal 2007.  The Company paid $29.5 million in dividends in the first six months of fiscal 2007 and also received $5.7 million in proceeds from issuing Class A stock under employee stock plans in the first six months of fiscal 2007.

At July 1, 2007, the Company had $212.0 million of land and other assets held for sale. The Company expects to sell its Miami land in 2008 (included in long-term assets) and its San Jose land in the third fiscal quarter of 2007 (included in current assets). Gross proceeds (before transaction costs) from those sales are expected to be $190.0 million and $25.0 million, respectively.  At July 1, 2007, the Company also had an income tax receivable of $201.0 million which it expects to receive in fiscal 2008 related to the sale of the Star Tribune (see Note 2 to the consolidated financial statements).

As a result of the recently announced strategic alternative review at SP, the Company and its partners are seeking to sell SP. The ultimate outcome of the strategic review cannot be determined and the timing of a transaction, if any, which the Company and its partners may undertake has not been determined.

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

On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility.  The Company has subsequently repaid $1.45 billion of the Term A loan and $460.7 million of the revolving credit facility, primarily from proceeds received in the sale of the eight former Knight Ridder newspapers, net of income taxes paid on the tax gain on the sale (see Note 2 to the consolidated financial statements), proceeds generated from asset sales and cash generated by operations in fiscal 2007 as discussed above.  A total of $529.1 million of funds were available under the revolving credit facility at July 1, 2007.

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

The Credit Agreement contains financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 3.00 to 1.00 through July 1, 2007; 2.75 to 1.00 from September 30, 2007 through September 28, 2008 and 3.00 to 1.00 from December 28, 2008 and thereafter; and a maximum leverage ratio (as defined in the Credit Agreement) of 4.75 to 1.00 through July 1, 2007; 5.00 to 1.00 from September 30, 2007 through March 30, 2008; 4.75 to 1.00 from June 29, 2008 through September 28, 2008; 4.25 to 1.00 from December 28, 2008 to September 27, 2009; and declining to 4.00 to 1.00 on December 27, 2009 and thereafter.  At July 1, 2007, the Company was in compliance with all debt covenants.

 In addition, the Company’s Material Subsidiaries (as defined in the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement.  These guarantees were effected on May 4, 2007, and continue in effect upon the earlier of the termination of the Credit Agreement or the date which is one year after the date both ratings agencies have rated the Company’s bank debt as investment grade.

At July 1, 2007, the Company had outstanding letters of credit totaling $55.6 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

Contractual Obligations:

As of July 1, 2007, the Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2008, totaling approximately $16.4 million.

Significant changes in the Company's contractual obligations since year-end 2006 include the reduction of current-portion of long-term debt of $530.0 million (see Note 2 to the consolidated financial statements) and an increase of $25.7 million in income tax reserves through July 1, 2007, of which $25.2 million related to the adoption of FIN 48 (see Note 1 to the consolidated financial statements).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Credit Agreement bears interest at the LIBOR plus a spread ranging from 37.5 basis points to 125.0 basis points.  Applicable rates are based upon the Company's ratings on its long-term debt from Moody's and Standard & Poor's.  A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease in the annual net income by $2.0 million to $2.5 million based on the current amounts outstanding under the Credit Agreement.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Forward-Looking Information:

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations.  These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about litigation, the ability to consummate contemplated sales transactions for its assets or investments which may enable debt reduction on anticipated terms or at all, tax and other benefits from the sale of the (Minneapolis) Star Tribune newspaper, advertising revenues, return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, stock option expenses, prepayment of debt, capital expenditures, sufficiency of capital resources and possible acquisitions and investments.  Such statements are subject to risks, trends and uncertainties.  Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates," or similar expressions.  For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in our forward-looking statements: general economic, market or business conditions, especially in any of the markets where we operate newspapers; impact of any litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers, internet sites or other forms of media reaching the markets we serve; increased consolidation among major retailers in our markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from retail, classified and national advertising; and other factors, many of which are beyond our control.

See McClatchy’s 2007 Form 10-K filed with the Securities and Exchange Commission on March 1, 2007 for further discussion of risk factors that could affect operating results.

Item 4. Submission Of Matters To A Vote Of Security Holders:

The Company held its annual shareholders’ meeting on May 16, 2007 to vote on two proposals. Shareholders approved all of the proposals by voting as follows:

1.	Election of Directors of the Board
		VOTES
		FOR	WITHHELD

	Class A Common Stock

	Elizabeth Ballantine	46,813,690	2,495,780
	Kathleen Foley Feldstein	46,750,814	2,558,656
	P. Anthony Ridder	46,546,767	2,762,703
	Maggie Wilderotter	46,743,074	2,566,396

	Class B Common Stock

	Leroy Barnes, Jr.	23,786,457	-0-
	William K. Coblentz	23,786,457	-0-
	Molly Maloney Evangelisti	23,786,457	-0-
	Larry Jinks	23,786,457	-0-
	Joan F. Lane	23,786,457	-0-
	Brown McClatchy Maloney	23,786,457	-0-
	William B. McClatchy	23,786,457	-0-
	Kevin S. McClatchy	23,786,457	-0-
	Theodore Mitchell	23,786,457	-0-
	S. Donley Ritchey	23,786,457	-0-
	Gary B. Pruitt	23,786,457	-0-
	Frederick R. Ruiz	23,786,457	-0-

2.	Ratification of Deloitte & Touche LLP	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
	as independent auditors for 2007	28,686,832	22,282	8,290	-0-

Item 6.  Exhibitis

Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 35 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
August 10, 2007	By: /s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
August 10, 2007	By: /s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2007.

3.1*	The Company's Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company's By-laws as amended as of June 22, 2006, included as Exhibit 3.2 in the Company's Current Report on Form 8-K filed June 28, 2006.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

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

10.3*
Amendment 2 to Credit Agreement dated July 30, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company's Current Report on Form 8-K filed July 31, 2007.

10.4*
General Continuing Guaranty dated May 4, 2007 by each Material Subsidiary in favor of the Lenders party to the Credit Agreement dated June 27, 2006 by and between The McClatchy Company, the Lenders and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.3 in the Company’s Current Report on Form 10-Q for the quarter ending on April 1, 2007.

10.5*
Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company's Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.6*
Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company's Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

**10.7*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 31, 2000.

**10.8*	The Company's Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company's Report on Form 8-K filed May 23, 2005.

**10.9*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company's 2001 Form 10-K.

**10.10*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Form 10-K.

**10.11*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company's Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.12*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 16, 2004.

**10.13*	Amendment 1 to The McClatchy Company 2004 Stock Incentive Plan dated January 23, 2007, included as Exhibit 10.10 to the Company's 2006 Report on Form 10-K.

**10.14*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 28, 2005.

**10.15*	The Company's Amended and Restated Chief Executive Bonus Plan, included as Exhibit 10.12 to the Company's Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.16*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company's 2003 Form 10-K.

10.17*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 23, 2005.

**10.18*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.

**10.19*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007, included as Exhibit 10.16 to the Company's 2006 Report on Form 10-K.

**10.20*	The Company's Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company's 2004 Report on Form 10-K.

**10.21*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007, included as Exhibit 10.18 to the Company's 2006 Report on Form 10-K.

10.22*
Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company's Report on Form 8-K filed December 26, 2006.

10.23	Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005.

10.24
First amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005.

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