Form 10-Q
period 2007-09-30
MCCLATCHY CO
filed 2007-11-08
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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
Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).
[ ]	Yes	[X]	No

As of November 5, 2007, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	57,105,279
Class B Common Stock	25,050,962

THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,996	$19,581
Trade receivables (less allowance of
$11,096 in 2007 and $12,732 in 2006)	256,380	311,785
Other receivables	20,591	36,477
Newsprint, ink and other inventories	36,522	52,097
Deferred income taxes	47,055	248,753
Prepaid income taxes	88,405	88,836
Income tax refund	200,998	-
Land and other assets held for sale	178,448	231,029
Other current assets	20,079	23,192
Newspaper assets held for sale	-	563,589
	873,474	1,575,339
PROPERTY, PLANT AND EQUIPMENT:
Land	205,042	204,692
Building and improvements	391,661	382,206
Equipment	837,611	811,173
Construction in progress	22,356	36,401
	1,456,670	1,434,472
Less accumulated depreciation	(512,140)	(458,496)
	944,530	975,976
INTANGIBLE ASSETS:
Identifiable intangibles -net	1,073,729	1,369,046
Goodwill	2,536,787	3,559,828
	3,610,516	4,928,874
INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	411,876	520,213
Prepaid pension assets	27,770	32,457
Other	19,262	21,851
	458,908	574,521

TOTAL ASSETS	$5,887,428	$8,054,710

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of bank debt	$-	$530,000
Accounts payable	89,166	139,501
Accrued compensation	99,307	135,363
Income taxes	-	47,330
Unearned revenue	86,230	82,524
Accrued interest	38,353	33,697
Accrued dividends	14,778	14,727
Other accrued liabilities	50,023	45,166
Newspaper liabilities held for sale	-	83,806
	377,857	1,112,114
NON-CURRENT LIABILITIES:
Long-term debt	2,579,413	2,746,669
Deferred income taxes	691,537	706,893
Pension and postretirement obligations	315,234	311,127
Other long-term obligations	107,390	74,283
	3,693,574	3,838,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares,
issued 57,103,913 in 2007 and 55,795,162 in 2006	571	557
Class B - authorized 60,000,000 shares,
issued 25,054,430 in 2007 and 26,116,397 in 2006	251	261
Additional paid-in capital	2,195,755	2,182,544
Retained earnings (accumulated deficit)	(332,964)	1,016,023
Treasury stock, 3,029 shares at cost	(122)	-
Accumulated other comprehensive loss	(47,494)	(95,761)
	1,815,997	3,103,624

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,887,428	$8,054,710

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
REVENUES - NET:
Advertising	$457,017	$506,774	$1,422,317	$856,791
Circulation	67,995	70,637	209,582	117,905
Other	15,332	17,717	55,030	26,895
	540,344	595,128	1,686,929	1,001,591
OPERATING EXPENSES:
Compensation	224,309	232,611	689,592	402,453
Newsprint and supplements	63,600	83,171	211,203	136,702
Depreciation and amortization	36,250	36,662	112,440	56,522
Other operating expenses	118,440	129,001	371,180	204,691
Goodwill and newspaper masthead impairment	1,434,590	-	1,434,590	-
	1,877,189	481,445	2,819,005	800,368

OPERATING INCOME (LOSS)	(1,336,845)	113,683	(1,132,076)	201,223

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(48,264)	(46,689)	(151,605)	(46,679)
Interest income	23	2,007	129	2,035
Equity income (losses) in unconsolidated companies, net	(7,652)	(811)	(28,599)	81
Write-down of investments and land held for sale	(84,568)	-	(84,568)	-
Other - net	700	8,445	1,443	8,390
	(139,761)	(37,048)	(263,200)	(36,173)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION (BENEFIT)	(1,476,606)	76,635	(1,395,276)	165,050

INCOME TAX PROVISION (BENEFIT)	(131,419)	24,025	(99,133)	58,470

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,345,187)	52,610	(1,296,143)	106,580

INCOME (LOSS) FROM DISCONTINUED OPERATIONS -
NET OF INCOME TAXES	(1,546)	(779)	(6,324)	17,114

NET INCOME (LOSS)	$(1,346,733)	$51,831	$(1,302,467)	$123,694

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income (loss) from continuing operations	$(16.40)	$0.65	$(15.81)	$1.83
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.08)	0.30
Net income (loss) per share	$(16.42)	$0.64	$(15.89)	$2.13

Diluted:
Income (loss) from continuing operations	$(16.40)	$0.65	$(15.81)	$1.82
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.08)	0.30
Net income (loss) per share	$(16.42)	$0.64	$(15.89)	$2.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	82,040	81,013	81,967	58,173
Diluted	82,040	81,191	81,967	58,416

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	September 30,	September 24,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(1,296,143)	$106,580
Reconciliation to net cash provided of continuing operations:
Depreciation and amortization	112,440	56,522
Goodwill and newspaper masthead impairment	1,434,590	-
Write-down of investments and land held for sale	84,568	-
Contribution to pension plans	-	(31,545)
Employee benefit expense	25,435	14,762
Stock compensation expense	5,895	5,198
Deferred income taxes	(150,481)	(16,514)
Gain on sale of land	-	(9,047)
Equity (income) loss in unconsolidated companies	28,599	(81)
Write off and amortization of debt issuance costs	-	11,270
Other	3,090	(203)
Changes in certain assets and liabilities:
Trade receivables	55,405	4,880
Inventories	15,570	(2,717)
Other assets	21,796	(23,625)
Accounts payable	(42,793)	(13,540)
Accrued compensation	(35,326)	(4,395)
Income taxes	(44,580)	(9,244)
Other liabilities	1,342	22,123
Net cash provided by operating activities of continuing operations	219,407	110,424
Net cash provided by operating activities of discontinued operations	2,007	30,603
Net cash provided by operating activities	221,414	141,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	24,441	-
Proceeds from sale of investments	24,288	320,328
Acquisition of Knight Ridder - net of cash received	-	(2,771,290)
Purchases of property, plant and equipment	(43,222)	(41,932)
Equity investments	(3,231)	(405)
Other - net	(25)	325
Net cash provided (used) by investing activities of continuing operations	2,251	(2,492,974)

Proceeds from sale of newspapers	522,922	1,990,147
Purchases of property, plant and equipment of discontinued operations	(4,837)	(8,327)
Net cash provided by investing activities of discontinued operations	518,085	1,981,820
Net cash provided (used) by investing activities	520,336	(511,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term bank debt	-	2,200,000
Repayments of term bank debt	(550,000)	(1,100,000)
Net repayments of revolving bank debt	(149,022)	(152)
Repayment of Knight Ridder debt	-	(389,261)
Net repayments of commercial paper	-	(154,200)
Payment of cash dividends	(44,263)	(25,273)
Payment of debt issuance costs	-	(26,762)
Other - principally stock issuances	6,950	3,638
Net cash (used) provided by financing activities	(736,335)	507,990

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,415	137,863
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,581	3,052
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,996	$140,915

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) Continued
(In thousands)
	Nine Months Ended
	September 30,	September 24,
	2007	2006
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Knight Ridder:
Class A common stock issued	$-	$1,821,476
Assumption of long-term debt	$-	$1,899,700
OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$97,417	$83,821
Interest (net of capitalized interest)	$138,130	$27,836

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

				Retained	Accumulated
			Additional	Earnings	Other
	Par Value		Paid-In	(Accumulated	Comprehensive	Treasury
	Class A	Class B	Capital	Deficit)	Loss	Stock	Total

BALANCES, DECEMBER 31, 2006	$557	$261	$2,182,544	$1,016,023	$(95,761)	$-	$3,103,624
Adoption of FIN 48				(2,218)			(2,218)
ADJUSTED BALANCES, JANUARY 1, 2007	557	261	2,182,544	1,013,805	(95,761)	-	3,101,406
Net loss				(1,302,467)			(1,302,467)
Pension amortization from other comprehensive income					3,197		3,197
Total comprehensive loss							(1,299,270)
Adjustment to eliminate minimum pension liability related to Star Tribune					45,070		45,070
Dividends declared ($.54 per share)				(44,302)			(44,302)
Conversion of 1,061,967 Class B shares to Class A	10	(10)					-
Issuance of 246,784 Class A shares
under stock plans	4		6,767				6,771
Stock compensation expense			6,144				6,144
Tax benefit from stock plans			300				300
Purchase of treasury stock						(122)	(122)
BALANCES, SEPTEMBER 30, 2007	$571	$251	$2,195,755	$(332,964)	$(47,494)	$(122)	$1,815,997

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the "Company") is the third largest newspaper company in the United States, with 31 daily newspapers and approximately 50 non-dailies. Twenty of its daily newspapers were acquired on June 27, 2006 in the Knight Ridder acquisition (the "Acquisition") – see Note 2.  McClatchy also operates leading local websites and direct marketing operations in each of its markets which complement its newspapers and extend its audience reach in each market.  McClatchy-owned newspapers include The Miami Herald, The Sacramento Bee, TheFort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring items, except as discussed in Notes 3 and 4) to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.

Discontinued operations - On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper.  In the third quarter of 2006, the Company sold 12 newspapers acquired on June 27, 2006 (see Note 2).  The results of all sold newspaper operations, including interest expense directly attributable to them, have been recorded as discontinued operations in all periods presented.

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
2 to 15 years for other equipment

Segment reporting - The Company's primary business is the publication of newspapers and related websites.  The Company has four operating segments which it aggregates into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods.

Goodwill and intangible impairment - The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company tests for goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions could produce significantly different results.  Impairment testing is done at a reporting unit level. The Company performs this testing at its four newspaper operating segments, which are also considered reporting units under SFAS 142. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets.  The Company determined that it should perform its impairment testing of goodwill as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter. See Note 3.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount.  The Company performed impairment tests on newspaper mastheads as of September 30, 2007.  See Note 3.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable.  The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group.  The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) as of September 30, 2007.  No impairment loss was recognized on intangible assets subject to amortization.

Stock-based compensation - All share-based payments to employees, including grants of employee stock options, stock appreciation rights, restricted stock and purchases under the employee stock purchase plan ("ESPP"), are recognized in the financial statements based on their fair values.  At September 30, 2007, the Company had six stock-based compensation plans.  Total stock-based compensation expense from continuing operations was $1.6 million and $5.9 million for the three months and nine months ended September 30, 2007, respectively and was $1.6 million and $5.2 million for the three months and nine months ended September 24, 2006, respectively.

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

The following table summarizes the composition of total comprehensive income (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Net income (loss)	$(1,346,733)	$51,831	$(1,302,467)	$123,694
Pension amortization from other comprehensive income, net of tax	1,065	-	3,197	-
Total comprehensive income (loss)	$(1,345,668)	$51,831	$(1,299,270)	$123,694

Treasury stock - The Company accounts for treasury stock under the cost method.

Earnings (loss) per share ("EPS") - Basic EPS excludes dilution from common stock equivalents and reflects income (loss) divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and are computed using the treasury stock method.  For the three and nine months ended September 30, 2007, the Company incurred a net loss and therefore the impact of the common stock equivalents were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.  The anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for the three months and nine months ended September 30, 2007 were 3,764,161 and 3,911,733, respectively and were 2,562,949 and 2,118,374 for the three months and nine months ended September 24, 2006, respectively.

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

  The Company adopted the provisions of FIN 48 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $66.7 million.  Of the $66.7 million of unrecognized tax benefits at January 1, 2007, $8.5 million are tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The other $58.2 million of unrecognized tax benefits would, if recognized, result in a decrease to goodwill previously recorded related to acquisitions.  There were no material changes to these amounts through September 30, 2007.

With few exceptions, the Company is no longer subject to examination by U.S. federal, state, or foreign tax authorities for years before 2002.

NOTE 2.   ACQUISITION AND DIVESTITURES

Acquisition Transaction:

On June 27, 2006 (the third day of the Company's third fiscal quarter), the Company completed the purchase of Knight-Ridder, Inc. ("Knight Ridder") pursuant to a definitive merger agreement entered into on March 12, 2006, under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and .5118 of a Class A McClatchy common share (the "Acquisition").  The Company issued approximately 35 million Class A common shares in connection with the Acquisition.  The total purchase price was approximately $4.6 billion.  In addition, the Company assumed $1.9 billion in Knight Ridder long-term debt at closing.

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

To consummate the Acquisition, the Company borrowed $3.1 billion under a new bank debt facility (see Note 6) and used the proceeds from the sales of four Knight Ridder newspapers in order to pay Knight Ridder shareholders ($2.7 billion) and refinance its and Knight Ridder's bank debt ($498.0 million).  The after-tax proceeds from the sales of eight Knight Ridder newspapers sold after the Acquisition closed were used to reduce debt.

Acquisition Accounting:

Pursuant to Emerging Issues Task Force No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the McClatchy common stock issued on June 27, 2006 was valued based upon the average closing price of McClatchy common stock from March 8, 2006 through March 14, 2006 (two business days before and after the terms of the Acquisition were agreed to and announced), or $52.06 per share.   As a result, the fair value of the 35.0 million shares of McClatchy common stock issued in the Acquisition was recorded at $1.8 billion, which was included in the total Acquisition purchase price of approximately $4.6 billion.  The fair value of such shares declined to approximately $1.4 billion as of the Acquisition closing date (June 27, 2006), however the decline of $423.0 million in valuation had no effect on the total Acquisition purchase price recorded.  The difference is included in goodwill in the allocation of the purchase price below.

The Acquisition was accounted for as a purchase.  Pursuant to SFAS 141, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition.  The purchase price allocation, while substantially complete, is subject to further adjustments based upon completion of analyses of deferred income tax assets and liabilities.  See Note 5 for adjustments made in the first nine months of fiscal 2007.

                The following table summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company for the nine months ended September 24, 2006 as though the Acquisition had taken place on the first day of the fiscal quarter (in thousands):
Nine Months Ended
September 24, 2006

Revenues	$1,823,854
Income from continuing operations (1)	$158,753
Income from continuing operations per diluted share	$1.18

(1) Excludes $18.1 million of income tax benefits related to the Company’s recalculation of its deferred tax liabilities and assets.

Disposition Transactions:

In conjunction with the Acquisition, the Company divested 12 Knight Ridder newspapers for strategic and antitrust reasons.  The divested newspapers were the Philadelphia Inquirer;Philadelphia Daily News;San Jose Mercury News; St. Paul Pioneer Press; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN).  The Company received cash proceeds of approximately $2.0 billion (net of transaction costs) from these divestitures.  In addition, the buyers assumed approximately $77 million of Knight Ridder retirement obligations related to certain newspapers (see Note 7).  Four of the 12 newspapers were sold concurrently with the closing of the Acquisition.  The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition.  The operating results of these eight divested newspapers for the periods they were owned by the Company, including interest expense and debt issuance costs related to bank debt incurred until their respective sales, are included in discontinued operations in the Company's consolidated statement of income for the period from June 27, 2006 to December 31, 2006.  No accounting gain or loss was recognized on the sale of the 12 newspapers.

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

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper to an entity affiliated with Avista Capital Partners for $530.0 million.  The Company expects to receive an income tax refund of approximately $201.0 million related to the sale in 2008.  This amount has been recorded as a current asset on the consolidated balance sheet.

The results of Star Tribune's operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented. The Company used the proceeds from the sale of the Star Tribune to reduce debt.

                Revenues and loss from all discontinued operations, net of income taxes, for the three months and nine months ended September 30, 2007 and September 24, 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Revenues	$(73)	$146,995	$52,921	$326,770

Income (loss) from discontinued operations before income taxes (1)	(2,553)	(2,397)	(7,190)	28,233
Income tax expense (benefit)	(1,007)	(1,618)	(866)	11,119
Income (loss) from discontinued operations	$(1,546)	$(779)	$(6,324)	$17,114

(1) Includes interest expense allocated to discontinued operations of $1.2 million for the nine months ended September 30, 2007, and $18.6 million and $22.4 million for the three months and nine months ended September 24, 2006 respectively.

NOTE 3.  GOODWILL AND NEWSPAPER MASTHEAD IMPAIRMENT

Management performed its testing of impairment of goodwill and newspaper mastheads as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company's stock price as of the end of its third quarter.  The fair values of the Company's reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions (see Note 1) that management believes were appropriate in the circumstances.  As a result, the Company recorded an impairment charge related to goodwill of $1.2 billion and a newspaper masthead impairment charge of $250.4 million in the third quarter of 2007.  About a third of the goodwill impairment charge resulted from the accounting treatment of the value of common stock issued in the Acquisition (see Note 2), which resulted in additional goodwill being recorded.

NOTE 4.   INVESTMENTS IN UNCONSOLIDATED COMPANIES AND LAND HELD FOR SALE

The following is the Company's ownership interest and carrying value of investments in unconsolidated companies and joint ventures (dollars in thousands):

Company	% Ownership Interest	September 30, 2007	December 31, 2006
CareerBuilder	14.4	$225,230	$230,506
Seattle Times Company	49.5	19,057	102,228
Classified Ventures	25.6	99,360	98,259
SP Newsprint	33.3	29,561	40,666
Ponderay Newsprint	27.0	16,576	26,162
ShopLocal	15.0	10,974	10,993
Topix	11.3	9,283	9,956
McClatchy Tribune Information Services	50.0	1,078	773
Other	Various	757	670
		$411,876	$520,213

The Company primarily uses the equity method of accounting for these investments.

During the second fiscal quarter of 2007, the Company expensed $7.8 million as its share of a payment made by The Seattle Times Company ("STC") to settle certain outstanding legal issues and amend the Joint Operating Agreement relating to STC and The Hearst Corporation's Seattle newspaper.

As of September 30, 2007, management performed a review of its investments in unconsolidated subsidiaries and joint ventures.  Due to continuing challenging business conditions,management determined that a loss in value of its investments in STC and Ponderay, which are other than temporary declines, should be recognized.  As a result, the Company recorded a write down of $69.1 million and $6.0 million to reduce its investment in STC and Ponderay, respectively, to their fair value as of September 30, 2007.  No write downs were required for the Company's other investments in unconsolidated subsidiaries and joint ventures.

As part of the Acquisition, the Company acquired 10 acres of land in Miami.  Such land was under contract to be sold for gross proceeds of $190.0 million pursuant to a March 2005 sale agreement, the closing of which was subject to resolution of certain environmental and other contingencies.  On August 10, 2007, the sale agreement was amended.  As of September 30, 2007, the Company expects to consummate the sale of the Miami land prior to December 31, 2008 for gross proceeds of approximately $180.0 million.  As a result, the Company recorded a write-down of $9.5 million in the third quarter of 2007.

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following (in thousands):

	September 30, 2007
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(191,591)	$626,110	14 years
Other	26,261	(11,234)	15,027	8 years
Total	$843,962	$(202,825)	641,137

Other intangible assets not subject to amortization:
Newspaper mastheads			432,592
Total			1,073,729
Goodwill			2,536,787
Total intangible assets and goodwill			$3,610,516

	December 31, 2006
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(148,427)	$669,274	14 years
Other	26,261	(9,389)	16,772	8 years
Total	$843,962	$(157,816)	686,046

Other intangible assets not subject to amortization:
Newspaper mastheads			683,000
Total			1,369,046
Goodwill			3,559,828
Total intangible assets and goodwill			$4,928,874

The following is a summary of the changes in the identifiable intangible assets and goodwill from December 31, 2006 to September 30, 2007 (in thousands):

	December 31,			Impairment loss/	Amortization	September 30,
	2006	Additions		Adjustments	Expense	2007
Intangible assets subject
to amortization	$843,862	$25		$75	$-	$843,962
Accumulated amortization	(157,816)	-		(9)	(45,000)	(202,825)
	686,046	25		66	(45,000)	641,137
Newspaper mastheads	683,000	-		(250,408)	-	432,592
Goodwill	3,559,828	161,141	(1)	(1,184,182)	-	2,536,787
Total	$4,928,874	$161,166		$(1,434,524)	$(45,000)	$3,610,516

(1) Relates primarily to revised estimates of deferred income tax assets and liabilities and acquired income tax reserves.

Amortization expense for continuing operations was $15.0 million and $14.2 million in the third fiscal quarters of 2007 and 2006, respectively and was $45.0 million and $16.6 million for the first nine months of fiscal 2007 and 2006, respectively.

The estimated amortization expense for the remainder of fiscal 2007 and the five succeeding fiscal years is as follows (in thousands):

Amortization
Year	Expense

2007	$ 14,950
2008	59,941
2009	59,910
2010	59,232
2011	57,837
2012	57,368

NOTE 6.    LONG-TERM DEBT

As of September 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Term A bank debt, weighted average interest of 6.11% at September 30, 2007 and 6.12% at December 31, 2006	$550,000	$1,100,000
Revolving bank debt, interest of 6.07% at September 30, 2007 and 6.10% at December 31, 2006	516,773	665,795
Publicly-traded notes:
$100 million 6.625% debentures due in 2007	100,006	100,025
$200 million 9.875% debentures due in 2009	208,734	212,950
$300 million 7.125% debentures due in 2011	303,751	304,512
$200 million 4.625% debentures due in 2014	175,312	172,705
$400 million 5.750% debentures due in 2017	362,661	359,848
$100 million 7.150% debentures due in 2027	91,051	90,717
$300 million 6.875% debentures due in 2029	271,125	270,117
Total debt	2,579,413	3,276,669
Less current portion	-	530,000
Long term debt	$2,579,413	$2,746,669

The publicly-traded notes are stated net of unamortized discounts and premiums resulting from recording such assumed liabilities at fair value as of the June 27, 2006 acquisition date. The notes due in 2007 were refinanced on a long-term basis by drawing on the Company's revolving credit facility on November 1, 2007 and accordingly, are included in long-term debt.

The Company's credit facility entered into on June 27, 2006 provided for a $3.2 billion senior unsecured credit facility ("Credit Agreement") and was established in connection with the Acquisition.  At the closing of the Acquisition, the Company’s new Credit Agreement consisted of a $1.0 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolving credit facility are due on June 27, 2011.

The Company has repaid $699.0 million of bank debt in the first nine months of fiscal 2007 from the sale of the Star Tribune newspaper, sales of other assets and cash generated from operations. A total of $429.4 million of funds were available under the revolving credit facility at September 30, 2007.

Debt under the Credit Agreement bears interest at the London Interbank Offered Rate ("LIBOR") plus a spread ranging from 37.5 basis points to 125.0 basis points.  Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services ("Moody’s") and Standard & Poor’s.  A commitment fee for the unused revolving credit ranges from 10.0 basis points to 20.0 basis points depending on the Company’s ratings.  Standard & Poor’s has rated the facility "BB+" and Moody’s has rated the facility “Baa3”.  According to the Credit Agreement, the Company will pay interest at LIBOR plus 75.0 basis points on outstanding debt and its commitment fees are currently at 15.0 basis points.  On October 17, 2007 Standard & Poor’s put the Company’s corporate credit rating on credit watch with negative implications citing faster-than-expected revenue declines.

The Credit Agreement contains financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00 from September 30, 2007 through September 28, 2008 and 3.00 to 1.00 from December 28, 2008 and thereafter; and a maximum leverage ratio (as defined in the Credit Agreement) of 5.00 to 1.00 from September 30, 2007 through March 30, 2008; 4.75 to 1.00 from June 29, 2008 through September 28, 2008; 4.25 to 1.00 from December 28, 2008 to September 27, 2009; and declining to 4.00 to 1.00 on December 27, 2009 and thereafter.  At September 30, 2007, the Company was in compliance with all debt covenants.

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

At September 30, 2007, the Company had outstanding letters of credit totaling $53.8 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

The following table presents the approximate annual maturities of debt, based upon the Company's required payments (adjusted for management’s expectations regarding the notes due in fiscal 2007 as discussed above), for the next five years and thereafter (in thousands):

Year	Payments
2008	$-
2009	200,000
2010	-
2011	1,466,775
2012	-
Thereafter	1,000,000
2,666,775
Less net discount	(87,362)
Total debt	$2,579,413

NOTE 7.  EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (“retirement plans”), which cover a majority of its employees.  Benefits are based on years of service and compensation.  Contributions to the retirement plans are made by the Company in amounts deemed necessary to provide the required benefits.  The Company made $40.0 million in voluntary contributions to its retirement plans in early fiscal 2006 (including $8.5 million to Star Tribune plans).  No contributions to the Company's retirement plans are currently planned during fiscal 2007.

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

The elements of pension costs for continuing operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006

Service cost	$9,405	$4,921	$28,216	$12,949
Interest cost	23,494	23,114	70,482	35,372
Expected return on plan assets	(27,125)	(25,476)	(81,375)	(41,744)
Prior service cost amortization	52	46	157	140
Loss amortization	1,727	2,217	5,180	6,708
Net pension expense	$7,553	$4,822	$22,660	$13,425

No material contributions were made to the Company's multi-employer plans for continuing operations for the three months and nine months ended September 30, 2007 and September 24, 2006.

The Company also provides for or subsidizes post-retirement healthcare and certain life insurance benefits for employees.  The elements of post-retirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Service cost	$211	$233	$632	$234
Interest cost	717	997	2,151	1,103
(Gain) amortization	(3)	-	(8)	-
Net post-retirement expense	$925	$1,230	$2,775	$1,337

In the third quarter of 2007, the Company entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) to guarantee certain potential pension plan termination liabilities associated with the plans maintained by certain divested Knight Ridder newspapers (see Note 2). The guarantee covers any of the plans terminating prior to September 1, 2009 on account of financial distress. The maximum guarantee under each plan is no greater than the termination liability at the time of the divestiture of the plan sponsor, and the liability amount is reduced by contributions made by the plan sponsor going forward and by additional amounts recovered from the plan sponsor in connection with any such termination.  PBGC may only seek payment under the guarantee if it has exhausted all reasonable efforts to obtain payment from the current sponsors of the plans. The Company believes the likelihood of its being required to perform under this guarantee is remote given the short duration of the guarantee, and the number of pension plans and plan sponsors involved. The gross amount of potential termination liabilities subject to the guarantee is $126.3 million spread among a number of different plan sponsors and pension plans. The Company recorded an expense in discontinued operations and a corresponding liability of $2.5 million for the fair value of the guarantee.  Such liability will be amortized into income of discontinued operations over the remaining two years of the guarantee.

NOTE 8.  COMMON STOCK AND STOCK PLANS

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

At September 30, 2007, the Company had six stock-based compensation plans.  The Company applied APB Opinion 25 and related interpretations in accounting for its plans in fiscal 2005 and prior years.  The Company has adopted SFAS No. 123R for its stock plans effective December 26, 2005, the first day of fiscal 2006.

Beginning in fiscal 2005, the Company awarded stock-settled stock appreciation rights ("SARs") in lieu of stock options to its employees.  The SARs were granted at fair market value, have a ten-year term and vest in four equal annual installments beginning on March 1 following the year for which the award was made.

                Outstanding options and SARs are summarized as follows:
	Options/ SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2006	4,064,075	$52.78	$4,857
Granted	37,250	39.45
Exercised	(69,625)	26.55
Forfeited	(100,000)	63.41
Expired	(238,000)	56.65
Outstanding September 30, 2007	3,693,700	52.61	nil
Options and SARs exercisable:
September 30, 2007	2,119,825

            As of September 30, 2007, there were $10.1 million of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company's plans.  The cost is expected to be recognized over a weighted average period of 1.7 years.

The following tables summarize information about stock options and SARs outstanding in the stock plans at September 30, 2007:

Range of Exercise Prices	Options/ SARs Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$26.19-$42.50	1,483,625	6.54	$40.81	588,125	$38.43
$45.98-$59.09	1,250,575	6.08	$54.38	892,825	$52.86
$59.58-$73.36	959,500	6.58	$68.53	638,875	$67.92
$26.19-$73.36	3,693,700	6.40	$52.61	2,119,825	$53.39

The weighted average remaining contractual life on options exercisable at September 30, 2007 was 4.8 years.  The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees.  Expected volatility was based on historical volatility for a period equal to the stock option's expected life for shares granted in the third fiscal quarters of 2007 and 2006, and for a one-year look back period for shares granted prior to fiscal 2006. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
	Nine Months Ended
	September 30, 2007	September 24, 2006
Dividend yield	1.96	1.57
Expected life in years	5.41	5.27
Volatility	.19	.19
Risk-free interest rate	4.74%	5.00%
Weighted average fair value of options/SARs granted	$8.40	$11.01

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

Overview

                The McClatchy Company (the "Company") is the third largest newspaper company in the United States, with 31 daily newspapers and approximately 50 non-dailies. Twenty of its daily newspapers were acquired on June 27, 2006 in the Knight Ridder acquisition (the "Acquisition") – see Note 2 to the consolidated financial statements.  McClatchy also operates leading local websites and direct marketing operations in each of its markets which complement its newspapers and extend its audience reach in each market.  McClatchy-owned newspapers include The Miami Herald, The Sacramento Bee, The Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

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

                The Company's primary source of revenue is advertising, which accounted for roughly 84% of the Company's revenue through September 30, 2007.  While percentages vary from year to year and from newspaper to newspaper, retail advertising carried as a part of newspapers ("run-of-press" or "ROP" advertising) or in advertising inserts placed in newspapers (preprint advertising) contributed roughly 44% of advertising revenues at the Company's newspapers.  Recent trends have been for certain national or regional retailers to use greater preprint and online advertising and less ROP advertising, although that trend shifts from time to time.  Nonetheless, ROP advertising still currently makes up the majority of retail advertising.  Classified advertising (including online classified advertising), primarily in automotive, employment and real estate categories, contributed about 39% of advertising revenue and national advertising contributed about 9% of total advertising revenue.  Direct marketing and other advertising make up the remainder of the Company's advertising revenues.  Circulation revenues contributed roughly 12% of the Company's newspaper revenues.  Most newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

                See the following "Results of Operations" for a discussion of the Company's revenue performance and contribution by category for the three months and nine months ended September 30, 2007 and September 24, 2006.

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

Goodwill and Intangible Impairment:

                The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company tests for goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions could produce significantly different results.  Impairment testing is done at a reporting unit level.  The Company performs this testing at its four newspaper operating segments, which are also considered reporting units under SFAS 142. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets.  The Company determined that it should perform its impairment testing of goodwill as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter. See Note 3 to the consolidated financial statements.

                Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount.  The Company performed impairment tests on newspaper mastheads as of September 30, 2007.  See Note 3 to the consolidated financial statements.

                Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable.  The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group.  The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) as of September 30, 2007.  No impairment loss was recognized on intangible assets subject to amortization.

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

Recent Events and Trends

Acquisition Transaction:

               On June 27, 2006 (the third day of the Company’s third fiscal quarter), the Company completed the purchase of Knight-Ridder, Inc. ("Knight Ridder") pursuant to a definitive merger agreement entered into on March 12, 2006, under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and .5118 of a Class A McClatchy common share (the "Acquisition").  The Company issued approximately 35 million Class A common shares in connection with the Acquisition.  The total purchase price was approximately $4.6 billion.  In addition, the Company assumed $1.9 billion of Knight Ridder's long-term debt at the closing of the Acquisition.

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

To consummate the Acquisition, the Company borrowed $3.1 billion under a new bank debt facility (see Note 6 to the consolidated financial statements) and used the proceeds from the sales of four Knight Ridder newspapers (see Disposition Transactions below) in order to pay Knight Ridder shareholders ($2.7 billion) and refinance its and Knight Ridder's bank debt ($498.0 million).  The after-tax proceeds from the sales of eight Knight Ridder newspapers sold after the Acquisition closed were used to reduce debt.

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

Disposition Transactions:

In conjunction with the Acquisition, the Company divested 12 Knight Ridder newspapers for strategic and antitrust reasons.  The divested newspapers were the Philadelphia Inquirer;Philadelphia Daily News;San Jose Mercury News; St. Paul Pioneer Press; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN).  The Company received cash proceeds of approximately $2.0 billion (net of transaction costs) from these divestitures.  In addition, the buyers assumed approximately $77 million of Knight Ridder retirement obligations related to certain newspapers (see Note 7 to consolidated financial statements).  Four of the 12 newspapers were sold concurrently with the closing of the Acquisition.  The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition.  The operating results of these eight divested newspapers for the periods they were owned by the Company, including interest expense and debt issuance costs related to bank debt incurred until their respective sales, are included in discontinued operations in the Company's consolidated statement of income for 2006.  No accounting gain or loss was recognized on the sale of the 12 newspapers.

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

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune and other publications and websites related to the newspaper to an entity affiliated with Avista Capital Partners for $530.0 million.  The Company expects to receive an income tax refund of approximately $201.0 million related to the sale in 2008.  This amount has been recorded as a current asset on the consolidated balance sheet.

The results of Star Tribune's operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented. The Company used the proceeds from the sale of the Star Tribune to reduce debt.

Impairment of Goodwill and Newspaper Mastheads:

Management performed its testing of impairment of goodwill and newspaper mastheads as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company's stock price as of the end of its third quarter.  The fair value of the Company's reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions (see Note 1 to the consolidated financial statements), that management believes were appropriate in the circumstances.  As a result, the Company recorded an impairment charge related to goodwill of $1.2 billion and a newspaper masthead impairment charge of $250.4 million in the third quarter of 2007.  About a third of the goodwill impairment charge resulted from the accounting treatment of the value of common stock issued in the Acquisition (see Notes 2 and 3 to the consolidated financial statements), which resulted in additional goodwill being recorded.

Advertising Revenues:

Classified advertising revenues have continued to decline since the third fiscal quarter of 2006 and advertising results declined across the board in the third fiscal quarter of 2007, but particularly in real estate advertising.  Real estate advertising began to weaken in the fourth fiscal quarter of 2006 and has declined substantially since then.  The Company has seen significant declines in California and Florida, where real estate values and thus advertising were strong in the third fiscal quarter of 2006 (see discussion below).  The decline in automotive classified advertising reflected an industry-wide decline that began in 2004, while employment advertising has been in decline in most markets since the third fiscal quarter of 2006.  National advertising also declined in the third fiscal quarter of 2007 reflecting a slowdown in a number of segments including telecommunications, national automotive and financial advertising.

A total of 67.9% of the Company's advertising declines in the third fiscal quarter of 2007 came from California and Florida, two regions that benefited strongly from the real estate boom, and are likewise being hurt in the subsequent real estate slowdown. Advertising revenues were down 18.1% in these regions in the third fiscal quarter of 2007. The housing sector is an important component of these states’ economies. Hence, California and Florida also account for a majority of the decline in auto and employment advertising, as the real estate downturn appears to be having an impact on these categories as well. These states have experienced real estate related advertising downturn and recovery cycles in the past and were among the Company’s best performing regions in 2006. Management believes a significant portion of the current advertising downturn reflects these cyclical forces and expects declines to continue in the fourth quarter of 2007 because of the difficult trends in these states. See the revenue discussions in management’s review of “Results of Operations”.

Newsprint:

Newsprint prices continued to decline in the third fiscal quarter of 2007 after a sustained period of increasing prices from 2002 through early 2006.  Through the first nine months of fiscal 2007, newsprint expense was 16.5% lower than pro forma newsprint expense (which includes the 20 Knight Ridder newspapers, but excludes the (Minneapolis) Star Tribune) in the first nine months of 2006, primarily reflecting lower newsprint usage and, to a lesser degree, lower newsprint prices.  Newsprint pricing is dependent on global demand and supply for newsprint.  Significant changes in newsprint prices can increase or decrease the Company's operating expenses.  However, because the Company has ownership interests in newsprint producers (Ponderay and SP), the recent trend of falling newsprint prices, while favorably affecting operating expenses, is contributing to equity losses from these investments.  Ponderay and SP are also currently impacted by the higher cost of energy and fiber used in the papermaking process.  The impact of newsprint price increases on the Company's financial results is discussed under "Results of Operations".

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

Third Fiscal Quarter of 2007 Compared to Third Fiscal Quarter of 2006

The Company reported a loss from continuing operations in the third quarter of 2007 of $1.3 billion, or $16.40 per share, including a $1.4 billion pre-tax charge for impairment of goodwill and newspaper mastheads and an $84.6 million pre-tax charge to write down the value of the Company's investments in The Seattle Times Company and Ponderay Newsprint and land held for sale.  Income from continuing operations in the third quarter of 2006 was $52.6 million or 65 cents per share, and included a gain of $9.0 million related to the sale of land.

Revenues:

Revenues in the third quarter of 2007 were $540.3 million, down 9.2% from revenues of $595.1 million in 2006.  Advertising revenues were $457.0 million, down 9.8% from advertising in 2006, and circulation revenues were $68.0 million, down 3.7%.

As discussed in Recent Events and Trends above, 67.9% of the Company's advertising declines in the third fiscal quarter of 2007 came from California and Florida, two regions that benefited strongly from the real estate boom, and are likewise being hurt in the subsequent real estate slowdown. Advertising revenues were down 18.1% in these two regions in the third fiscal quarter. The housing sector is an important component of these states’ economies. Hence, California and Florida also account for a majority of the decline in auto and employment advertising, as the real estate downturn appears to be having an impact on these categories as well.

The following summarizes the Company's revenue by category, which compares third fiscal quarter of 2007 with third fiscal quarter of 2006 (dollars in thousands):

	Quarter Ended
	September 30, 2007	September 24, 2006 (1)	% Change
Advertising:
Retail	$204,349	$210,934	(3.1)
National	41,718	47,578	(12.3)
Classified:
Auto	42,331	49,727	(14.9)
Employment	59,155	69,804	(15.3)
Real estate	48,322	65,349	(26.1)
Other	23,987	22,091	8.6
Total classified	173,795	206,971	(16.0)
Direct marketing
and other	37,155	41,291	(10.0)
Total advertising	457,017	506,774	(9.8)
Circulation	67,995	70,637	(3.7)
Other	15,332	17,717	(13.5)
Total revenues	$540,344	$595,128	(9.2)

(1) Certain amounts have been reclassified to conform to the 2007 presentation.

Retail advertising decreased $6.6 million or 3.1% from the third fiscal quarter of 2006.  Online retail advertising increased $1.8 million or 41.0% from the third fiscal quarter of 2006, while print ROP advertising decreased $8.6 million or 6.8% from the third fiscal quarter of 2006.  Preprint advertising decreased $251,000 or 0.3% from the third fiscal quarter of 2006.

National advertising decreased $5.9 million or 12.3% from the third fiscal quarter of 2006. The declines in total national advertising were primarily in the telecommunications and to a lesser extent, in the national automotive and financial advertising categories.  Online national advertising decreased $2.7 million from the third fiscal quarter of 2006.

Classified advertising decreased $33.2 million or 16.0% from the third fiscal quarter of 2006.  Print classified advertising declined $34.7 million or 19.8%, while online classified advertising increased $1.5 million or 4.8% from the third fiscal quarter of 2006.

•
Real estate advertising decreased $17.0 million or 26.1% from the third fiscal quarter of 2006.  The Company has seen dramatic declines in California and Florida, where real estate values, and thus advertising, were exceptionally strong in 2006.  The declines were reflected in both print advertising, down 27.4% and online advertising, down 5.8%.

•
Automotive advertising decreased $7.4 million or 14.9% from the third fiscal quarter of 2006, reflecting an industry-wide trend.  Print advertising declined 19.2%, while online advertising grew 20.0% reflecting the strength of the Company's cars.com online products.

•
Employment advertising decreased $10.6 million or 15.3% from the third fiscal quarter of 2006 reflecting an industry-wide trend.  Print employment advertising declined 22.4%, while online employment advertising increased 1.7%.

Online advertising, which is included in each of the advertising categories discussed above, totaled $41.6 million in the third fiscal quarter of 2007, an increase of 1.4% over the third fiscal quarter of 2006.

Direct marketing decreased $4.4 million or 10.7% from the third fiscal quarter of 2006 reflecting the overall slow advertising environment in 2007, and comparisons to a period of strong direct mail revenues in 2006.

Circulation revenues decreased $2.6 million or 3.7% from the third fiscal quarter of 2006, primarily reflecting lower circulation volumes.  The Company continues to reduce third-party and outlying circulation that is not highly valued by its newspaper advertisers, and expects circulation volumes to remain lower in fiscal 2007 compared to fiscal 2006.

Operating Expenses:

Operating expenses excluding the $1.4 billion charge for impairment of goodwill and newspaper mastheads were down $38.8 million or 8.1% from the third fiscal quarter of 2006, as the Company continued to reduce costs to mitigate the impact of revenue declines.  Compensation costs were down 3.6%, with payroll down 5.1%, reflecting in part a 6.6% reduction in staffing.  Fringe benefits costs rose 3.1% reflecting higher retirement expenses.  Newsprint and supplement expense was down 23.5% with newsprint expense down 24.1% and supplement expense down 20.0%.  Other operating costs were down 8.2%, reflecting lower bad debt and professional services. Depreciation and amortization expense were about even with the 2006 third fiscal quarter.

Interest:

Interest expense for continuing operations was $48.3 million for the third fiscal quarter of 2007 primarily reflecting the debt incurred to finance the Acquisition.  Interest expense also included $2.2 million related to accrued interest on the liability for unrecognized tax benefits.  The Company’s effective interest rate in the third fiscal quarter of 2007 was approximately 6.5%.

Equity Income (Loss) and Other:

Loss from unconsolidated companies resulted primarily from operating results of the Company's newsprint investments reflecting the impact of lower newsprint prices on their operations. Other-net non-operating income in the 2006 fiscal third quarter included a pre-tax gain of $9.0 million from the sale of land in Roseville, CA.

The Company also recorded a charge of $84.6 million to write down the value of its investments in The Seattle Times Company, Ponderay Newsprint Company and land held for sale.  See Note 4 to the consolidated financial statements.

Income Taxes:

The income tax rate from continuing operations in the third fiscal quarter of 2007 was impacted by two factors:  Most of the goodwill impairment charges are not tax deductible and therefore provided a tax benefit of $23.7 million.  In addition, tax for the current fiscal year includes a charge of $2.2 million related to certain tax positions taken by the Company for which it has established reserves.  Excluding these issues, the underlying tax rate on continuing operations would have been 39.6%.  The income tax rate in the third fiscal quarter of 2006 was 31.3% and was affected by the Company's new operations added in the Acquisition which are in states with lower tax rates than its previous markets (prior to the Acquisition), lowering the Company's effective state tax rate.  The Company recalculated its 2006 deferred tax liabilities and assets at this new effective state tax rate, which resulted in a reduction to the third fiscal quarter of 2006 income tax provision of $5.9 million.

Discontinued Operations:

The $1.5 million loss from discontinued operations in the third fiscal quarter of 2007 primarily related to an expense of $2.5 million to record the fair value of the PBGC guarantee (see Note 7 to the consolidated financial statements).

The loss from discontinued operations in the third fiscal quarter of 2006 was $779,000, reflecting income from the Star Tribune of $8.1 million, offset by a loss of $8.9 million related to the former Knight Ridder newspapers which were sold during the 2006 quarter.  Eight of the 12 were held for periods ranging from two to 36 days following the closing of the Acquisition, and their results, including the interest expense of $7.7 million and debt issuance costs of $9.2 million related to the debt incurred until their sale, were recorded as discontinued operations. No accounting gain or loss was recorded related to the disposition of the newspapers.

First Nine Months of Fiscal 2007 Compared to First Nine Months of Fiscal 2006

                The growth in revenues and expenses in the nine month period of 2007 compared to the same period in 2006 resulted from the Acquisition. To facilitate an analysis of operating results, the comparative analysis between the nine months ended September 30, 2007 and September 24, 2006 discussed below is supplemented by a comparison to 2006 pro forma results from continuing operations.  Pro forma amounts reflect the results of continuing operations of the Company.  The financial results for Knight Ridder and the 20 newspapers retained by the Company included in the pro forma information were derived from the historical unaudited financial statements of Knight Ridder. The Company believes that the use of pro forma reporting of operating results enhances measurement of performance by permitting comparisons with prior historical data.  Such supplemental pro forma data is not necessarily indicative of the operating results that would have occurred if the Acquisition had been completed as of the beginning of fiscal 2006.

The Company reported a loss from continuing operations for the first nine months of 2007 of $1.3 billion or $15.81 per share, including the write down of goodwill and newspaper mastheads, and the investments in The Seattle Times Company and Ponderay Newsprint and land held for sale discussed above.  The loss from discontinued operations for the first nine months of 2007 was $6.3 million, or eight cents per share.  Discontinued operations reflect the results of the (Minneapolis) Star Tribune newspaper which was sold on March 5, 2007.

Earnings from continuing operations in the first nine months of 2006 were $106.6 million, or $1.82 per share.  Earnings from discontinued operations in the first nine months of 2006 were $17.1 million. Total net income for the first nine months of 2006 was $123.7 million, or $2.12 per share.

Revenues and expenses in the nine-month period were generally affected by the trends discussed in the quarterly comparison above, with exceptions noted below.

Revenues:

Revenues from continuing operations in the first nine months of fiscal 2007 were $1.7 billion, up $685.3 million or 68.4% from the first nine months of fiscal 2006 revenues from continuing operations of $1.0 billion, due to the 20 former Knight Ridder newspapers and the sale of the (Minneapolis) Star Tribune.  Advertising revenues were $1.4 billion and circulation revenues were $209.6 million in the first nine months of fiscal 2007.  On a pro forma basis, revenues decreased $136.9 million or 7.5% from the first nine months of fiscal 2006 with advertising revenues decreasing $129.6 million or 8.4% and circulation revenues decreasing $8.7 million or 4.0% from the first nine months of fiscal 2006.

A total of 70.5% of the Company's advertising declines in the first nine months of fiscal 2007 came from California and Florida, two regions that benefited strongly from the real estate boom, and are likewise being hurt in the subsequent real estate slowdown. Advertising revenues were down 15.6% in these two regions in the first nine months of fiscal 2007. The housing sector is an important component of these states’ economies. Hence, California and Florida also account for a majority of the decline in auto and employment advertising, as the real estate downturn appears to be having an impact on these categories as well.

The following table summarizes the Company's revenues by category on a pro forma basis, which compares the first nine months of fiscal 2007 with the first nine months of fiscal 2006 (dollars in thousands):

	As Reported			Pro Forma
	Year to Date			Year to Date
	September 30, 2007	September 24, 2006	% Change	September 24, 2006	% Change
Advertising:
Retail	$623,878	$350,132	78.2	$642,716	(2.9)
National	132,934	76,759	73.2	148,816	(10.7)
Classified:
Auto	128,264	86,570	48.2	151,773	(15.5)
Employment	195,182	121,075	61.2	224,069	(12.9)
Real estate	158,233	120,897	30.9	197,224	(19.8)
Other	68,728	34,768	97.7	66,709	3.0
Total classified	550,407	363,310	51.5	639,775	(14.0)
Direct marketing and other	115,098	66,590	72.8	120,608	(4.6)
Total advertising	1,422,317	856,791	66.0	1,551,915	(8.4)
Circulation	209,582	117,905	77.8	218,308	(4.0)
Other	55,030	26,895	104.6	53,631	2.6
Total revenues	$1,686,929	$1,001,591	68.4	$1,823,854	(7.5)

Retail advertising increased $273.7 million or 78.2% from the first nine months of fiscal 2007 from the first nine months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, retail advertising decreased $18.8 million or 2.9% from the first nine months of fiscal 2006.  On a pro forma basis, online retail advertising increased $6.9 million or 59.7% from the first nine months of fiscal 2006, while ROP advertising decreased $26.2 million or 6.7% from the first nine months of fiscal 2006.  On a pro forma basis, preprint advertising increased $434,000 or 0.2% from the first nine months of fiscal 2006.

National advertising increased $56.2 million or 73.2% from the first nine months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, national advertising decreased $15.9 million or 10.7% from the first nine months of fiscal 2006.  Online national advertising decreased $4.1 million from the first nine months of fiscal 2006 on a pro forma basis. The declines reflect the same conditions discussed in the quarterly results.

Classified advertising increased $187.1 million or 51.5% from the first nine months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, classified advertising decreased $89.4 million or 14.0% from the first nine months of fiscal 2006.   Print classified advertising declined 16.4% on a pro forma basis, while online classified advertising was down 1.0% on a pro forma basis in the first nine months of fiscal 2007.

•
Real estate advertising was up $37.3 million or 30.9% from the first nine months of fiscal 2006. On a pro forma basis, real estate advertising decreased $39.0 million or 19.8% from the first nine months of fiscal 2006 as discussed in the quarterly review above.

•
Automotive advertising increased $41.7 million or 48.2% from the first nine months of fiscal 2006.   On a pro forma basis, automotive advertising declined $23.5 million or 15.5% from the first nine months of fiscal 2006, reflecting an industry-wide trend.  As in the quarterly discussion above, growth in online automotive advertising revenue was offset by declines in print advertising.

•
Employment advertising increased $74.1 million or 61.2% from the first nine months of fiscal 2006.  On a pro forma basis, employment advertising decreased $28.9 million or 12.9% from the first nine months of fiscal 2006 as discussed in the quarterly comparisons above.

Online advertising, which is included in each of the advertising categories discussed above, totaled $125.6 million in the first nine months of fiscal 2007, an increase of $62.5 million or 99.0% over the first nine months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, online advertising increased $1.7 million or 1.4% from the first nine months of fiscal 2006. This increase reflected growth in retail and automotive advertising, which was partially offset by declines in employment advertising and to a lesser degree, real estate advertising.

Direct marketing revenues increased $48.2 million or 73.8% from the first nine months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, direct marketing revenues decreased $5.8 million or 4.9% from the first nine months of fiscal 2006.

Circulation revenues increased $91.7 million or 77.8% from the first nine months of fiscal 2006 reflecting the Acquisition.  On a pro forma basis, circulation revenues decreased $8.7 million or 4.0% from the first nine months of fiscal 2006.

Operating Expenses:

Operating expenses excluding the $1.4 billion charge for impairment of goodwill and newspaper mastheads increased $584.0 million or 73.0% in the nine months of fiscal 2007 related to expenses added by the Acquisition.  On a pro forma basis, operating expenses were down $125.5 million or 8.3% from the first nine months of fiscal 2006, as the Company continued to reduce costs and realized synergies from the Acquisition.  On a pro forma basis, compensation costs were down 8.5%, with payroll down 8.9%, reflecting in part a 6.3% reduction in staffing.  On a pro forma basis, fringe benefits were down 6.9% reflecting lower retirement expenses.  On a pro forma basis, newsprint and supplement expense was down 17.0% with newsprint expense down 16.5% and supplement expense down 19.5%.  On a pro forma basis, other operating costs were down 5.2%, reflecting lower professional services. Professional services in the first half of fiscal 2006 include $8.5 million of alternative strategic review services incurred and recorded by Knight Ridder.  On a pro forma basis, depreciation and amortization expense increased by 1.6%.

Interest:

Interest expense for continuing operations was $151.6 million for the first nine months of fiscal 2007 primarily reflecting the debt incurred to finance the Acquisition.  While the Company used the proceeds of the (Minneapolis) Star Tribune newspaper sale to reduce debt, it carried interest on this debt for the first two months of the year, which equated to about $5.7 million in interest expense included in continuing operations. Interest expense also included $4.5 million related to accrued interest on the liability for unrecognized tax benefits. Excluding these two items, the Company’s interest expense was $141.4 million.  The Company’s effective interest rate in the first nine months of fiscal 2007 was approximately 6.4%.  In the first nine months of fiscal 2007, a total of $1.2 million of interest expense was allocated to discontinued operations related to debt used to acquire the (Minneapolis) Star Tribune newspaper, which was sold on March 5, 2007.

Equity Income (Loss):

Loss from unconsolidated companies resulted primarily from the operating results of the Company's newsprint investments and to a loss of $7.8 million related to a third quarter payment by the Seattle Times Company (in which the company is a 49.5% owner) relating to the settlement of litigation and amendment to a joint operating agreement with The Hearst Company.  Total losses recorded from unconsolidated investments were $28.6 million compared to income from unconsolidated investments in the first nine months of 2006 of $81,000.

The Company also recorded a charge of $84.6 million to write down the value of its investments in The Seattle Times Company, Ponderay Newsprint Company and land held for sale.  See Note 4 to the consolidated financial statements.

Income Taxes:

The income tax rate from continuing operations in the first nine months of fiscal 2007 was affected by the items discussed in the quarterly review above.  The income tax rate in the third fiscal quarter of 2006 was 35.4% and was affected by the Company's new operations which are in states with lower tax rates than its previous markets (prior to the Acquisition), lowering the Company's effective state tax rate.  The Company recalculated its 2006 deferred tax liabilities and assets at this new effective state tax rate, which resulted in a reduction to the third fiscal quarter of 2006 income tax provision of $5.9 million.

Discontinued Operations:

                Loss from discontinued operations, (primarily related to the (Minneapolis) Star Tribune newspaper, see Note 2 to the consolidated financial statements) in the first nine months of fiscal 2007 was $6.3 million.  Income from discontinued operations was $17.1 million in the first nine months of fiscal 2006 and reflect the results of the Star Tribune and the former Knight Ridder newspapers sold in 2006.  Additionally, $1.2 million and $5.5 million in interest incurred on the debt used to finance the purchase of the Star Tribune was recorded in discontinued operations in the first nine months of fiscal 2007 and fiscal 2006, respectively. Interest expense of $7.7 million and debt issuance costs of $9.2 million related to the debt incurred on the former Knight Ridder newspapers until their sale, was recorded as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

                The Company’s cash and cash equivalents were $25.0 million as of September 30, 2007.  The Company generated $221.4 million of cash from operating activities in the first nine months of fiscal 2007.  The increase in cash from operating activities in the first nine months of fiscal 2007 resulted primarily from the Acquisition, and was not impacted by the non-cash impairment charges recorded in the third quarter of 2007.

                 The Company generated $520.3 million of cash from investing activities largely from the $522.9 million net proceeds from the sale of the (Minneapolis) Star Tribune newspaper (see Note 2 to the consolidated financial statements) in the first nine months of fiscal 2007 and the sale of equipment and land totaling $48.7 million.  These sources of funds were offset by $43.2 million purchases of property, plant and equipment.

 The Company used $736.3 million of cash from financing sources in the first nine months of 2007, primarily for repayment of bank debt.  The Company repaid $699.0 million of debt in the first nine months of fiscal 2007.  The Company paid $44.3 million in dividends in the first nine months of fiscal 2007 and also received $7.0 million in proceeds from issuing Class A stock under employee stock plans in the first nine months of fiscal 2007.

                 As part of the Acquisition, the Company acquired 10 acres of land in Miami.  Such land was under contract to be sold for gross proceeds of $190.0 million, pursuant to a March 2005 sale agreement, the closing of which was subject to resolution of certain environmental and other contingencies.  On August 10, 2007, the sale agreement was amended.  As of September 30, 2007, the Company expects to consummate the sale of its Miami land prior to December 31, 2008 for gross proceeds of approximately $180.0 million. At September 30, 2007, the Company also had an income tax receivable of $201.0 million which it expects to receive in fiscal 2008 related to the sale of the Star Tribune (see Note 2 to the consolidated financial statements).

                  As a result of the recently announced strategic alternative review at SP, the Company and its partners are seeking to sell SP. The ultimate outcome of the strategic review cannot be determined and the timing of a transaction, if any, which the Company and its partners may undertake has not been determined.

Debt and Related Matters:

                The Company’s credit agreement entered into on June 27, 2006 provided for a $3.2 billion senior unsecured credit facility ("Credit Agreement") and was established in connection with the Acquisition.  At closing, the Company’s Credit Agreement consisted of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolver are due on June 27, 2011.

                On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility.  The Company has subsequently repaid $1.7 billion of the Term A loan and $359.2 million of the revolving credit facility, primarily from proceeds received in the sale of the eight former Knight Ridder newspapers, net of income taxes paid on the tax gain on the sale (see Note 2 to the consolidated financial statements), proceeds generated from asset sales and cash generated by operations in fiscal 2007 as discussed above.  On November 1, 2007 the Company retired $100.0 million of public notes due in 2007 by drawing on its revolving credit facility.  A total of $312.0 million of funds was available under the revolving credit facility at November 1, 2007.

                  Debt under the Credit Agreement bears interest at the London Interbank Offered Rate ("LIBOR") plus a spread ranging from 37.5 basis points to 125.0 basis points.  Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services ("Moody’s") and Standard & Poor’s.  A commitment fee for the unused revolving credit ranges from 10.0 basis points to 20.0 basis points depending on the Company’s ratings.  Standard & Poor’s has rated the facility "BB+" and Moody’s has rated the facility “Baa3”.  According to the Credit Agreement, the Company will pay interest at LIBOR plus 75.0 basis points on outstanding debt and its commitment fees are currently at 15.0 basis points.  On October 17, 2007 Standard & Poor’s put the Company’s corporate credit rating on credit watch with negative implications citing faster-than-expected revenue declines.

               The Credit Agreement contains financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00 from September 30, 2007 through September 28, 2008 and 3.00 to 1.00 from December 28, 2008 and thereafter; and a maximum leverage ratio (as defined in the Credit Agreement) of 5.00 to 1.00 from September 30, 2007 through March 30, 2008; 4.75 to 1.00 from June 29, 2008 through September 28, 2008; 4.25 to 1.00 from December 28, 2008 to September 27, 2009; and declining to 4.00 to 1.00 on December 27, 2009 and thereafter.  At September 30, 2007, the Company was in compliance with all debt covenants.

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

                At September 30, 2007, the Company had outstanding letters of credit totaling $53.8 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

Contractual Obligations:

                As of September 30, 2007, the Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2008, totaling approximately $12.5 million.

                Significant changes in the Company's contractual obligations since year-end 2006 include the reduction of current-portion of long-term debt of $530.0 million (see Note 2 to the consolidated financial statements) and an increase of $27.3 million in income tax reserves through September 30, 2007, of which $25.2 million related to the adoption of FIN 48 (see Note 1 to the consolidated financial statements).

                 See Note 7 to the consolidated financial statements for a discussion of a guarantee entered into in the third quarter of 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Debt under the Credit Agreement bears interest at the LIBOR plus a spread ranging from 37.5 basis points to 125.0 basis points.  Applicable rates are based upon the Company's ratings on bank debt from Moody's and Standard & Poor's.  A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease in the annual net income by $2.0 million to $2.5 million based on the current amounts outstanding under the Credit Agreement.

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

                Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

                Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 39 hereof.

SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
November 8, 2007	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
November 8, 2007	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2007.

3.1*	The Company's Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company's By-laws as amended as of June 22, 2006, included as Exhibit 3.2 in the Company's Current Report on Form 8-K filed June 28, 2006.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

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

10.5*
Third Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company's Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

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

10.23*
Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.23 in the company's Current Report on Form 10Q filed for the quarter ending July 1, 2007.

10.24*
Amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.24 in the company's Current Report on Form 10Q filed for the quarter ending July 1, 2007.

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