Form 10-K
period 2007-12-30
MCCLATCHY CO
filed 2008-02-28
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on July 1, 2007: approximately $1.5 billion. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 20, 2008:

Class A Common Stock	57,180,022
Class B Common Stock	25,050,962

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s May 13, 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part II and Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

INDEX TO THE McCLATCHY COMPANY

2007 FORM 10-K

PART I

ITEM 1.	BUSINESS

Available Information

The McClatchy Company (McClatchy or the Company) maintains a website which includes an investor relations page available to all interested parties at www.mcclatchy.com. All filings with the United States Securities and Exchange Commission, along with any amendments thereto, are available free of charge on our website at www.mcclatchy.com/investor/. The Company’s corporate governance guidelines; charters for the following committees of the board of directors: audit, committee on the board, pension and savings plan, compensation and nominating committees; and the Company’s codes of business conduct may also be found on this website. In addition, paper copies of any such filings and corporate governance documents are available free of charge by contacting us at the address listed on the cover page of this filing. The contents of this website are not incorporated into this filing. Further, our reference to the URL for this website is intended to be an inactive textual reference only.

Overview

The Company dates from the California Gold Rush era of 1857. Originally incorporated in California as McClatchy Newspapers, Inc., the Company’s three original California newspapers—The Sacramento Bee, The Fresno Bee and The Modesto Bee—were the core of the Company until 1979 when the Company began to diversify geographically outside of California. At that time it purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri-City Herald in Southeastern Washington. In 1986, the Company purchased The (Tacoma) News Tribune and in 1987, the Company reincorporated in Delaware. The Company expanded into the Carolinas when it purchased newspapers in South Carolina in 1990 and The News and Observer Publishing Company in North Carolina in 1995. In 1998, the Company expanded into Minnesota with the acquisition of The Star Tribune Company and the combined company became The McClatchy Company.

On June 27, 2006, the Company acquired Knight-Ridder, Inc. (the Acquisition) and subsequently sold 12 of the daily newspapers acquired in the Acquisition. On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper. Accordingly, the 12 former Knight Ridder newspapers and the Star Tribune’s results are not included in any of the Company’s discussions of continuing operations in this Report.

The McClatchy Company is now the third largest newspaper company by circulation in the United States, with 30 daily newspapers, approximately 50 non-dailies and direct marketing and direct mail operations located in 29 markets across the country. McClatchy also operates local websites in each of its markets which complement its newspapers and extend its audience reach in each market. Together with its newspapers and direct marketing products, these operations make McClatchy the leading local media company in each of its premium high growth markets. McClatchy-owned newspapers include, among others, The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also has a portfolio of premium digital assets. Its local websites offer users information, comprehensive news, advertising, e-commerce and other services. The company owns and operates McClatchy Interactive, an interactive operation that provides websites with content, publishing tools and software development. McClatchy owns 14.4% of CareerBuilder, the nation’s largest online job site and 25.6% of Classified Ventures, a newspaper industry partnership that offers classified websites such as the nation’s number two online auto website, cars.com, and the number two rental site, apartments.com. McClatchy is listed on the New York Stock Exchange under the symbol MNI.

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

Newspaper Operations

The Company’s newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year. The first quarter is historically the slowest quarter for revenues and profits.

The Company’s newspapers compete for advertising and readers’ time and attention with broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, suburban newspapers, free shoppers, billboards and direct mail.

The Company is committed to a three-pronged strategy:

•	First, to operate high-quality newspapers in growth markets;

•	Second, to operate the leading local internet business in each of its daily newspaper markets; and

•

Third, to extend these franchises by supplementing the mass reach of the newspaper with direct marketing and direct mail products so that advertisers can capture broad appeal and targeted audiences with one-stop shopping.

The Company’s newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the fiscal year 2007, the Company had an average paid daily circulation of 2,737,726 and Sunday circulation of 3,374,440. Each of the Company’s newspapers is largely autonomous in its local advertising and editorial operations so as to meet most effectively the needs of the communities it serves. The Company had four operating segments in 2007. Publishers and editors of the newspapers make the day-to-day decisions and report to one of three vice presidents of operations or the vice president of interactive media (segment managers). The segment managers are responsible for implementing the operating and financial plans at each of the newspapers within their four operating segments. Beginning in 2008, the operating segment that contains only one newspaper will be collapsed into one of the other segments. As a result, the four operating segments will consolidate into three segments and all of the Company’s newspapers will report to one of three vice presidents of operations. The corporate staff sets the basic business, accounting, financial and reporting policies.

Publishers also work together to consolidate functions and share resources regionally and across the company in operational areas that lend themselves to such efficiencies, such as certain regional or national sales efforts, accounting functions, online publishing systems and products, information technology functions and others. These efforts are often coordinated through the segment managers and corporate personnel.

The Company is a hybrid print and online, news and advertising company. The Company’s plan is to remain a robust, highly profitable mass media in all of its markets by focusing on four major areas:

•	Advertising revenue growth

•	Audience growth

•	Commitment to public service journalism

•	Reengineering to maintain an efficient cost structure

Advertising Revenue Growth

Advertising revenues were approximately 85% of consolidated net revenues in fiscal 2007 and 2006 and circulation revenues approximated 12% of consolidated net revenues in these years.

The Company maintains well-staffed sales forces to capitalize on opportunities arising from growth in its markets. At the local level, the Company focuses on increasing the number of small advertisers in its newspapers and on the national level, the Company’s newspapers utilize the services of national advertising representation firms and also work together to attract large advertisers. The Company also publishes a growing portfolio of niche and lifestyle publications, which together with the direct mail programs, generated approximately 8% of advertising revenues in 2007. These targeted efforts supplement the broad reach of the Company’s newspapers.

The Company’s advertising revenue growth increasingly comes from online advertising primarily on the websites for the Company’s newspapers and on the Company’s various internet properties. McClatchy continues to be near the top of the industry in online advertising revenue as a percent of total advertising with 8.6% of advertising coming from online products in 2007. The Company is leveraging its news staff, sales force, audience, its newspaper brands and share of advertising in each of its local markets to drive these emerging online products.

The Company’s websites offer classified and retail advertising products including CareerBuilder for employment, Cars.com for autos, Apartments.com in the rental category, and ShopLocal for retail advertising. These products generate approximately two-thirds of the Company’s online revenue, and the Company owns between 14.4% and 25.6% of each of these growing internet companies. The Company continues to invest in its online operations, including adding sales staff.

The Company has joined a growing number of other newspaper companies in forming a broad-based partnership with Yahoo. The Company believes this alliance will help it sell more advertising on its own websites and onto Yahoo’s website. The alliance brings the power of Yahoo’s demographically targeted ad-serving platform to the Company’s websites and, the Company believes, will help drive valuable traffic to the Company’s websites. In addition, along with a number of other newspaper companies, McClatchy is participating with Google in a web-based auction system for certain kinds of newspaper advertising.

Audience Growth

Each of the Company’s daily newspapers has the largest circulation of any newspaper serving its particular community, and coupled with a local website in each community, reaches a broad audience in each market. The Company believes that its broad reach in each market is of primary importance in attracting advertising, the principal source of revenues for the Company.

Daily newspaper paid circulation was down 3.5% and Sunday was down 4.0% in 2007 compared with 2006. A portion of the decline in print circulation reflected strategic reductions eliminating some unprofitable circulation that advertisers did not value highly. While the print audience is slowly decreasing, the online audience is growing rapidly, with unique visitors at McClatchy newspapers’ websites up 25.3% from 2006. McClatchy’s total audience (print and online together on an unduplicated basis) is growing. The Company reaches over 70% of the adults in its largest local markets with its newspapers and websites based on an Audit Bureau of Circulation audience report as of September 30, 2007.

To remain the leading local media company and a must buy for advertisers, McClatchy is focused on growing total audience, print and online. Management believes that audience growth is the best predictor of future financial success for any media company. McClatchy will continue to refine and strengthen the print platform for a long time to come, but its growth increasingly comes from expanding digital delivery and will continue to focus on total audience.

Commitment to Public Service Journalism

McClatchy believes that high quality news content is the foundation of the mass reach necessary for the press to play its role in a democratic society and also the underpinning of success in the marketplace. McClatchy’s newspapers continue to receive national and regional awards among their peers for high quality journalism.

For example, two of the Company’s newspapers won Pulitzer prizes in 2007. No company won more. The Miami Herald won for local reporting and The Sacramento Bee won for feature photography. Reporters at McClatchy’s Washington Bureau broke the story of political implications in the firing of numerous U.S. Attorneys and continued to lead on the story. A new national destination website, featuring the work of bureau correspondents in D.C. and abroad, debuted in 2007, and some of the Company’s foreign correspondents are headlined on Yahoo News in the feature “Trusted Voices”.

Today, the Company is able to deliver breaking news, as its websites compete with television and radio broadcasters for news headlines that can subsequently be expanded in its newspapers. The Company’s news organizations can provide both targeted information and in-depth coverage as needed through newspapers, websites, mobile delivery and other developing technologies.

Reengineering to Maintain an Efficient Cost Structure

The Company is reengineering its cost structure as technology is allowing the Company to operate more efficiently and take advantage of economies of scale. The largest area of expense, compensation, offers the greatest opportunity for reengineering. The Company is reducing staff as it reorganizes to take advantage of new technologies and find attractive opportunities for outsourcing and has been doing so without costly across-the-board layoffs.

The Company’s newspapers have been systematically reducing the widths of its newspapers allowing them to use less newsprint and will complete the switch to a narrower page at its newspapers in 2008 resulting in an estimated $8 million in annualized savings. In addition, as mentioned previously, the Company is reducing unprofitable circulation which will reduce newsprint usage.

McClatchy newspapers are sharing news content and resources within the Company which both saves money and improves quality. The Company cuts costs in functions that lend themselves to consolidation, reorganization or the application of new technology and likewise strengthens those areas that drive success in the business: journalism, advertising sales and digital operations.

The following table summarizes the circulation of each of the Company’s daily newspapers. These circulation figures are reported on the Company’s fiscal year basis and are not meant to reflect Audit Bureau of Circulations (ABC) reported figures. The acquired newspapers have only been operated by the Company since June 27, 2006.

	2007		2006
Circulation by Newspaper	Daily	Sunday	Daily	Sunday
The Miami Herald * (1)	334,315	405,253	362,112	455,151
The Sacramento Bee	270,697	312,706	283,561	323,271
The Kansas City (Missouri) Star *	252,957	348,182	260,535	360,221
Charlotte Observer *	211,126	265,142	215,410	269,474
(Fort Worth) Star-Telegram *	207,564	292,771	213,425	309,766
The (Raleigh) News & Observer	171,094	211,712	171,971	211,501
The Fresno Bee	150,482	173,558	155,697	180,288
The (Tacoma) News Tribune	112,370	128,568	118,479	132,986
Lexington Herald-Leader *	109,036	137,109	112,039	138,116
The (Columbia, SC) State *	104,786	132,525	107,163	139,476
The Wichita Eagle *	85,005	132,452	88,505	138,880
The Modesto Bee	79,918	83,870	82,064	87,073
Anchorage Daily News	63,641	72,587	65,997	75,271
Idaho Statesman (Boise)*	63,033	82,984	64,827	85,037
The (Macon, GA) Telegraph *	56,333	71,839	58,000	74,299
Belleville (Illinois) News-Democrat *	52,293	64,393	52,966	65,646
The (Myrtle Beach, SC) Sun News *	49,946	60,481	50,058	60,790
(Biloxi) Sun Herald *	44,509	49,524	44,325	50,076
The Bradenton (Florida) Herald *	43,420	49,236	45,419	50,391
(Columbus, GA) Ledger-Enquirer *	42,567	51,375	43,429	51,756
Tri-City (Washington) Herald	40,318	42,819	41,484	44,036
The (San Luis Obispo, CA) Tribune *	36,579	42,167	38,233	43,446
The Olympian (Washington)*	31,890	39,218	33,268	40,189
The (Rock Hill, SC) Herald	30,210	31,983	30,961	32,568
(Pennsylvania) Centre Daily Times *	24,274	31,409	24,656	32,288
The Bellingham (Washington) Herald *	22,866	28,898	23,146	29,667
The Island Packet (Hilton Head, SC)	18,974	20,394	20,164	20,806
Merced (California) Sun-Star	15,728	—	16,034	—
The Beaufort (South Carolina) Gazette	11,794	11,285	12,729	11,329
El Nuevo Herald * (1)	—	—	—	—

*	Acquired on June 27, 2006 in the Acquisition.
(1)	El Nuevo Herald circulation figures are included in The Miami Herald circulation figures.

The following table summarizes total revenues for each of the Company’s newspapers (includes both daily and non-daily newspapers reporting to the daily newspaper). No revenues were recorded by the Company for the acquired newspapers prior to the Acquisition and the pro forma information (as if the Company operated all 30 newspapers for both years) is provided to allow the reader to better understand the relative size of each newspaper. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s revenue trends.

Total Revenues by Newspaper (dollars in thousands)	2007	Pro Forma 52-weeks 2006
The Miami Herald * (1)	$297,417	$350,993
(Fort Worth) Star-Telegram *	229,133	245,755
The Kansas City (Missouri) Star *	220,320	235,692
The Sacramento Bee	211,035	254,741
Charlotte Observer *	169,292	176,246
The (Raleigh) News & Observer	144,254	146,799
The Fresno Bee	107,673	117,522
The (Columbia, SC) State *	83,933	87,825
The (Tacoma) News Tribune	83,011	84,652
Lexington Herald-Leader *	77,912	80,218
The Wichita Eagle *	62,979	66,393
The Modesto Bee	57,663	65,943
Anchorage Daily News	55,301	60,622
Idaho Statesman (Boise)*	53,663	58,099
The (Myrtle Beach, SC) Sun News *	45,315	45,203
(Biloxi) Sun Herald *	35,659	36,320
The (Macon, GA) Telegraph *	35,148	36,731
Belleville (Illinois) News-Democrat *	34,361	35,542
(Columbus, GA) Ledger-Enquirer *	33,317	34,330
The Bradenton (Florida) Herald *	32,322	38,051
The Olympian (Washington) *	27,491	27,046
The (San Luis Obispo, CA) Tribune *	26,366	30,893
Tri-City (Washington) Herald	25,867	26,235
The Bellingham (Washington) Herald *	19,778	19,975
(Pennsylvania) Centre Daily Times *	18,300	18,612
The Island Packet (Hilton Head, SC)	17,824	19,307
The (Rock Hill, SC) Herald	16,092	16,281
Merced (California) Sun-Star	12,775	15,059
The Beaufort (South Carolina) Gazette	6,892	7,084
El Nuevo Herald * (1)	—	—

*	Acquired on June 27, 2006 in the Acquisition.
(1)	El Nuevo Herald total revenues are included in The Miami Herald total revenues.

The Company’s newspapers operate local websites in each daily newspaper market, offering users information, comprehensive news, advertising, e-commerce and other services. Online advertising has become one of the Company’s best performing revenue sources. The Company’s websites had approximately 2.7 billion page views in fiscal 2007. Together with the mass reach of its in-paper advertising, these lines of business help each of the Company’s newspapers maintain its position as a leading media outlet in each of its daily newspaper markets. The Company’s newspapers supplement publishing operations with an array of niche products and direct marketing initiatives, including direct mail. While the direct marketing operations are financially successful in their own right, they also help retain advertising in the newspapers.

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

The Company owns 14.4% of Career Builder, LLC (Career Builder), the nation’s largest online job site, 25.6% of Classified Ventures, LLC (Classified Ventures), a newspaper industry partnership that offers classified websites such as cars.com and apartments.com, and 15.0% of ShopLocal, LLC (ShopLocal), a provider of web-based marketing solutions for national and local retailers. The Company also owns a 15.0% interest in TKG Internet Holdings, which owns 75.0% of Topix.net (Topix), a general interest website focused on local communities, for an effective ownership of 11.3%.

McClatchy Tribune Information Service (MCT), a joint venture of McClatchy and Tribune Company (Tribune), offers stories, graphics, illustrations, photos and paginated pages for print publishers and web-ready content for online publishers. All the Company’s newspapers, Washington D.C. staff and foreign bureaus produce MCT editorial material. Content is also supplied by Tribune properties and a number of other newspapers.

The Company owns 49.5% of the voting stock and 70.6% of the nonvoting stock of The Seattle Times Company. The Seattle Times Company owns The Seattle Times newspaper, and weekly newspapers in Puget Sound and daily newspapers located in Walla Walla and Yakima, Washington and in Portland, Maine.

In addition, the Company owns a 27.0% interest in Ponderay Newsprint Company (Ponderay), a general partnership, which owns and operates a newsprint mill in the State of Washington. The Company is required to purchase 56,800 metric tons of newsprint annually from Ponderay on a “take-if-tendered” basis at prevailing market prices, until Ponderay’s debt is repaid. The Company and affiliates of Cox Enterprises, Inc. and Media General Inc. each own a 33.3% interest in SP Newsprint Co. (SP), a newsprint manufacturing company in North America. The Company has an annual purchase commitment for 86,000 metric tons of newsprint from SP which increased to 163,295 metric tons in January 2008. In January 2008, the Company and its partners announced an agreement to sell SP. The transaction is expected to close in the first four months of 2008, subject to regulatory approval. The sale will not affect the Company’s purchase commitment.

The Company primarily uses the equity method of accounting for its investments in unconsolidated companies.

Raw Materials

During fiscal 2007, the Company consumed approximately 391,000 metric tons of newsprint compared to 298,000 metric tons in fiscal 2006 for its continuing operations. The increase in tons consumed was primarily due to the additional newspapers from the Acquisition, offset partially by the conversion to lighter weight newsprint at certain newspapers and reduced circulation volumes. The Company currently obtains its supply of newsprint from a number of suppliers in addition to Ponderay and SP primarily under long-term contracts.

The Company’s earnings are sensitive to changes in newsprint prices. Newsprint expense accounted for 12.8% of total operating expenses, excluding goodwill and masthead impairment, in fiscal 2007 and 14.9% in 2006. Any significant increase in newsprint prices and resulting impact on the Company’s operating expenses and net income would be partially mitigated by the Company’s ownership interests in newsprint producers. Hence, an increase in newsprint prices, while negatively affecting operating expenses, would increase its share of earnings from these investments. Ponderay and SP, producers in which the Company has ownership interests, could also be impacted by higher energy costs and other factors that would affect their results. As noted above, the Company and its partners announced an agreement to sell SP in January 2008. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated current needs. The Company estimates that it will use approximately 350,000 metric tons of newsprint in fiscal 2008, depending on the level of print advertising, circulation volumes and other business considerations.

The Company was required to purchase 142,800 metric tons of newsprint annually from Ponderay and SP at prevailing market prices through December 30, 2007. In January 2008, this requirement increased to 220,095 metric tons and will not be affected by the sale of SP. See the discussion above; Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and the financial statements and accompanying notes for further discussion of the impact of these investments on the Company’s business.

McClatchy fully supports recycling efforts. In 2007, 97% of the newsprint used by McClatchy newspapers was made up of some recycled fiber; the average content was 67.9% recycled fiber. This translates into an overall recycled newsprint average of 66.2%. During 2007, all of McClatchy’s newspapers collected and recycled press waste, newspaper returns and printing plates.

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

Employees—Labor

As of December 30, 2007, the Company had 15,748 full and part-time employees (equating to 14,307 full-time equivalent employees), of whom approximately 5.5% were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements expiring in various years through 2012. Twenty of the Company’s 30 daily papers have no unions.

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

Forward-Looking Information:

This report on Form 10-K contains forward-looking statements regarding the Company’s actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about the ability to consummate contemplated sales transactions for its assets or investments which may enable debt reduction on anticipated terms, tax benefits from the sale of the (Minneapolis) Star Tribune newspaper, advertising revenues, return on pension plan assets and assumed salary increases, newsprint costs, amortization expense, stock option expenses, prepayment of debt, capital expenditures, litigation, sufficiency of capital resources and possible acquisitions and investments. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in our forward-looking statements: deterioration of general economic, market or business conditions, especially in any of the markets where we operate newspapers; impact of any litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in newsprint prices and/or printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased competition from newspapers, internet sites or other forms of media reaching the markets we serve; increased consolidation among major retailers in our markets or other events depressing the level of advertising; changes in our ability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; difficulties in servicing our debt obligations; other occurrences leading to decreased circulation and diminished revenues from retail, classified and national advertising; and other factors, many of which are beyond our control.

Additional Information Regarding Certain Risks:

The Company has significant competition in the market for news and advertising which may reduce its advertising and circulation revenues in the future.

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

Declines in general economic and business conditions, particularly the real estate led declines in California and Florida, subject the Company to risks of declines in advertising revenues.

Classified advertising revenues have continued to decline since late 2006 and advertising results declined across the board in fiscal year 2007, but particularly in real estate advertising. Real estate advertising began to weaken in the fourth fiscal quarter of 2006 and has declined substantially since then. A total of 66.9% of the Company’s advertising declines in fiscal 2007 compared to pro forma fiscal 2006 came from California and Florida, two regions that benefited strongly from the real estate boom, and are likewise being hurt in the subsequent real estate slowdown. Advertising revenues were down 15.3% in these regions in fiscal year 2007. The housing sector is an important component of these states’ economies. Hence, California and Florida also account for a majority of the decline in auto and employment advertising, as the real estate downturn appears to be having an impact on these categories as well. The deterioration of general economic and business conditions in California and Florida, may continue to have an adverse effect on the Company’s business and financial results, including negatively impacting revenues and margins.

The economic downturn and the decline in the price of the Company’s publicly traded stock may result in goodwill and masthead impairment charges.

The Company recorded goodwill and masthead impairment charges of $3.0 billion in 2007 reflecting the economic downturn, particularly in California and Florida, and the decline in the price of the Company’s publicly traded common stock. Should general economic, market or business conditions continue to decline, and continue to have an negative impact on the Company’s stock price, the Company may be required to record additional impairment charges.

The Company has $2.5 billion in total consolidated debt which subjects the Company to significant interest and credit risk.

As of December 30, 2007, the Company had approximately $2.5 billion in total consolidated debt outstanding. This debt could increase the Company’s vulnerability to general adverse economic and industry conditions. Debt service costs are subject to interest rate changes as well as any changes in the Company’s credit ratings. Negative changes in credit ratings could increase the level of debt service costs and also affect the Company’s future ability to refinance certain maturing debt, or affect the ultimate structure of such refinancing. On November 21, 2007, Standard & Poors lowered its ratings on the Company. The corporate credit rating was lowered to ‘BB’ from ‘BB+’, with a negative rating outlook. On January 11, 2008, Moody’s Investor Services downgraded the Company’s corporate credit rating to ‘Ba2’ from ‘Ba1’. The Company expects that over the next several years its primary use of cash flow from operations will be to reduce debt. In addition, the Company expects to use sales proceeds of certain assets to repay debt. Such proceeds from the sale of land in Miami and SP Newsprint Company (discussed below) are subject to the consummation of the transactions.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 12.8% of McClatchy’s operating expenses, excluding goodwill and masthead impairment, for fiscal 2007. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

The company has entered into an agreement to sell SP, but if the purchase and sale agreement for SP is terminated after it has been executed, the Company may be required to make an equity contribution to pay down debt and fund liquidity needs.

On January 7, 2008, the Company entered into a partner support agreement, along with the other general partners, with regard to SP Newsprint Co. (SP). McClatchy is an equal one-third partner in SP. On January 18, 2008, the Company announced that it has entered into an agreement, along with the other general partners of SP, to sell the partnership interests of SP for $350 million in cash. The acquisition is expected to close during the first four months of 2008, subject to regulatory approval. The partner support agreement stipulates that in the event that a purchase and sale agreement for SP is terminated after it has been executed, the partners shall make a cash equity contribution to SP of no greater than $7.3 million per partner to pay down debt and fund liquidity needs. The completion of this sales transaction, as well as the sale of land in Miami may be affected by further disruption in the credit markets.

A portion of the Company’s employees are members of unions and if the Company experiences labor unrest, its ability to produce and deliver newspapers could be impaired.

If McClatchy experiences labor unrest, our ability to produce and deliver newspapers could be impaired. The results of future labor negotiations could harm our operating results. Our newspapers have not endured a labor strike for decades. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 30, 2007, approximately 5.5% of our full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations.

The Company has invested in certain internet ventures, but such ventures may not be as successful as expected which could adversely affect the results of operations of the Company.

The Company continues to evaluate its business and make strategic investments in digital ventures, either alone or with partners, to further its growth in its online businesses. There can be no assurances that these investments or partnerships will result in growth in advertising or will produce equity income or capital gains in future years.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The corporate headquarters of the Company are located at 2100 “Q” Street, Sacramento, California. At December 30, 2007, the Company had newspaper production facilities in 29 markets situated in 15 states. The Company’s facilities vary in size and in total occupy about 8.7 million square feet. Approximately 1.5 million of the total square footage is leased from others. The Company owns substantially all of its production equipment, although certain office equipment is leased.

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

Market Information:

The Company’s Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol—MNI). A small amount of Class A Stock is also traded on other exchanges. The Company’s Class B Stock is not publicly traded. The following table lists per share dividends paid on both classes of Common Stock and the prices of the Company’s Class A Common Stock as reported by these exchanges for fiscal 2007 and 2006:

	HIGH	LOW	DIVIDENDS
Year Ended December 30, 2007:
First quarter	$43.55	$31.25	$0.18
Second quarter	$34.32	$24.20	$0.18
Third quarter	$28.73	$19.50	$0.18
Fourth quarter	$20.42	$12.24	$0.18

Year Ended December 31, 2006:
First quarter	$59.64	$47.48	$0.18
Second quarter	$50.64	$38.80	$0.18
Third quarter	$43.80	$38.96	$0.18
Fourth quarter	$44.95	$39.40	$0.18

Holders:

The number of record holders of Class A and Class B Common Stock at February 20, 2008 was 5,886 and 23, respectively.

Dividends:

The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition and requirements, and other factors considered relevant by the Board.

Sales of Unregistered Securities:

None.

Purchases of Equity Securities:

On September 25, 2005 the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s Class A Common Stock. The Company has not repurchased any Class A Common Stock through February 20, 2008.

The following graph compares the cumulative 5-year total return attained by shareholders on The McClatchy Company’s common stock versus the cumulative total returns of the S&P Midcap 400 index, and two customized peer groups composed of nine companies. The first group is considered the old peer group and the second one is considered the new peer group, whose individual companies are listed in footnotes 1 and 2 below. The Company selected its peer group on the fact that McClatchy is a pure-play newspaper publishing and online media company with no other media business beyond its newspaper and online business.

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock, in each of the peer groups, and the index on December 29, 2002 and its relative performance is tracked through December 30, 2007.

1.	There were eight companies included in the Company’s previous customized peer group which were: Belo Corp., Gannett Inc., Lee Enterprises Inc., Media General Inc., New York Times Company, Scripps EW Inc., The Washington Post Company and Journal Register Company. Many of these companies have diversified away from newspaper publishing and are no longer considered true peers.

2.	The Company’s current customized peer group includes nine companies which are publicly traded with a majority of their revenues from newspaper publishing. This peer group includes: Belo Corp., Gannett Inc., Gatehouse Media Inc., Journal Communications Inc., Journal Register Company, Lee Enterprises Inc., Media General Inc., New York Times Company and Sun-Times Media Group Inc.

	12/29/02	12/28/03	12/26/04	12/25/05	12/31/06	12/30/07
The McClatchy Company	100.00	120.55	125.71	103.53	76.77	22.43
S&P Midcap 400	100.00	135.62	157.97	177.81	196.16	211.81
New Peer Group	100.00	120.92	111.96	83.01	76.22	49.33
Old Peer Group	100.00	119.31	115.45	91.64	86.84	64.16

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA (1)

(in thousands, except per share amounts)

	December 30, 2007	December 31, 2006 (2)	December 25, 2005	December 26, 2004	December 28, 2003
REVENUES—NET:
Advertising	$1,911,722	$1,432,913	$691,790	$663,302	$615,734
Circulation	275,658	194,940	97,205	100,330	99,360
Other	72,983	47,337	18,485	19,641	20,011

	2,260,363	1,675,190	807,480	783,273	735,105
OPERATING EXPENSES:
Depreciation and amortization	148,559	98,865	39,311	40,159	42,442
Other operating expenses	1,685,710	1,229,417	576,866	562,870	523,956
Goodwill and masthead impairment	2,992,046	—	—	—	—

	4,826,315	1,328,282	616,177	603,029	566,398
OPERATING INCOME (LOSS)	(2,565,952)	346,908	191,303	180,244	168,707
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(197,997)	(93,664)	—	—	—
Interest income	243	3,562	47	9	101
Equity income (loss) in unconsolidated companies—net	(36,899)	4,951	635	852	291
Write-down of investments and land held for sale	(84,568)	—	—	—	—
Gain on sale of land and other—net	1,982	9,128	231	295	(600)

	(317,239)	(76,023)	913	1,156	(208)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,883,191)	270,885	192,216	181,400	168,499
INCOME TAX PROVISION (BENEFIT)	(156,582)	87,390	72,701	71,852	65,637

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,726,609)	183,495	119,515	109,548	102,862
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(9,404)	(339,072)	41,004	46,328	47,360

NET INCOME (LOSS)	$(2,736,013)	$(155,577)	$160,519	$155,876	$150,222

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income (loss) from continuing operations	$(33.26)	$2.85	$2.56	$2.36	$2.23
Income (loss) from discontinued operations	(0.11)	(5.27)	0.88	1.00	1.03

Net income (loss) per share	$(33.37)	$(2.42)	$3.44	$3.36	$3.26

Diluted:
Income (loss) from continuing operations	$(33.26)	$2.84	$2.55	$2.34	$2.21
Income (loss) from discontinued operations	(0.11)	(5.25)	0.87	0.99	1.02

Net income (loss) per share	$(33.37)	$(2.41)	$3.42	$3.33	$3.23

DIVIDENDS PER COMMON SHARE	$0.72	$0.72	$0.67	$0.50	$0.44

CONSOLIDATED BALANCE SHEET DATA:
Total assets	$4,137,919	$8,054,710	$2,087,116	$2,049,400	$1,875,298
Long-term debt (3)	2,471,827	2,746,669	154,200	267,200	204,923
Stockholders’ equity	425,540	3,103,624	1,565,591	1,423,004	1,216,017

(1)	On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper of Minneapolis, MN. Results of the (Minneapolis) Star Tribune newspaper are included in discontinued operations for all periods presented.
(2)	Information as of and for the year ended December 31, 2006 includes the newspapers and other operations from the Acquisition since the beginning of the third quarter of fiscal 2006.
(3)	Excludes $530.0 million classified in current liabilities as of December 31, 2006, as such debt was repaid with proceeds from the disposition of the (Minneapolis) Star Tribune newspaper.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The McClatchy Company is the third largest newspaper company in the United States, with 30 daily newspapers, approximately 50 non-dailies, and direct marketing and direct mail operations. McClatchy also operates leading local websites in each of its markets which extend its audience reach. The websites offer users information, comprehensive news, advertising, e-commerce and other services. Together with its newspapers and direct marketing products, these interactive operations make McClatchy the leading local media company in each of its premium high growth markets. McClatchy-owned newspapers include The Miami Herald, The Sacramento Bee, The Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also has a portfolio of premium digital assets. The company owns and operates McClatchy Interactive, an interactive operation that provides websites with content, publishing tools and software development. McClatchy owns 14.4% of CareerBuilder, the nation’s largest online job site, and owns 25.6% of Classified Ventures, a newspaper industry partnership that offers two of the nation’s premier classified websites: the auto website, cars.com, and the rental site, apartments.com.

The Company’s primary source of revenue is advertising, which accounts for roughly 85% of the Company’s revenue in any given year (84.6% in fiscal 2007). While percentages vary from year to year and from newspaper to newspaper, retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) generally contributes roughly 44% of advertising revenues at the Company’s newspapers (45.7% in fiscal 2007). Recent trends have been for certain national or regional retailers to use greater preprint and online advertising and less ROP advertising, although that trend shifts from time to time. Nonetheless, ROP advertising still makes up the majority of retail advertising. Classified advertising (including online classified advertising) primarily in automotive, employment and real estate categories, generally contributes about 40% of advertising revenue (36.4% in fiscal 2007). Over the last several years there has been a shift in classified advertising from print to online, particularly in the employment and automotive categories. National advertising generally contributes about 9% of total advertising (9.5% in fiscal 2007). Direct marketing and other advertising make up the remainder of the Company’s advertising revenues. Circulation revenues contribute roughly 12% (12.2% in fiscal 2007) of the Company’s newspaper revenues, depending upon the size and locale of the newspaper. Most newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See the following “Results of Operations” for a discussion of the Company’s revenue performance and contribution by category for fiscal 2007, 2006 and 2005.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are revenue recognition, allowance for uncollectible accounts, amortization and/or impairment of goodwill and other intangibles, pension and post-retirement expenses, insurance reserves, and the Company’s accounting for income taxes. The Company believes the following critical accounting policies, in particular, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Allowance for Doubtful Accounts—The Company maintains an allowance account for estimated losses resulting from the risk its customers will not make required payments. Generally, the Company uses the aging of accounts receivable, reserving for all accounts due 90 days or longer, to establish allowances for losses on accounts receivable. However, if the Company becomes aware that the financial condition of a customer has deteriorated, resulting in an impairment of their ability to make payments, additional allowances are reserved.

Acquisition Accounting—Pursuant to Emerging Issues Task Force No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, McClatchy common stock issued on June 27, 2006 was valued based upon the average closing price of the McClatchy’s common stock from March 8, 2006 through March 14, 2006 (two business days before and after the terms of the Acquisition were agreed to and announced), or $52.06 per share. As a result, the fair value of the 35.0 million shares of the McClatchy’s common stock issued in the Acquisition was recorded at $1.821 billion, which was included in the total Acquisition purchase price of approximately $4.6 billion. The fair value of such shares declined to approximately $1.398 billion as of the Acquisition closing date (June 27, 2006), however, the decline of $423.0 million in valuation had no effect on the total Acquisition purchase price recorded. This difference is included in the allocation to goodwill in the allocation of the purchase price, and was written off in the goodwill impairment charges taken in 2007 (see Note 3 to the consolidated financial statements).

The Acquisition was accounted for as a purchase. Pursuant to Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition.

Discontinued Operations—On June 27, 2006, the Company acquired Knight Ridder and subsequently sold 12 of the daily newspapers acquired in the Acquisition. Four of the newspaper sales closed concurrently with the closing of the Acquisition and eight were held by the Company from two to 36 days. On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper. As a result, the Company has recorded the results of the eight former Knight Ridder newspapers and the Star Tribune newspaper as discontinued operations, including interest on debt related to the purchase of the newspapers. No gain or loss was recorded on the sale of the former Knight Ridder newspapers, but discontinued operations in 2006 does reflect a write-down of the Star Tribune’s net assets to fair market value based upon its sales proceeds. See Note 2 to the Consolidated Financial Statements for more discussion of discontinued operations.

Goodwill and Intangible Impairment—The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, the Company tests for goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. The Company performs this testing at its four newspaper operating segments, which are also considered reporting units under SFAS No. 142. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets. The sum of the fair values of the reporting units is reconciled to the Company’s current market capitalization (based upon the most recent stock market price) plus an estimated control premium, and factors in the fair value of the Company’s publicly traded debt. The Company determined that it should perform its impairment testing of goodwill as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter and performed its annual testing at December 30, 2007. See Note 3 to the consolidated financial statements for a discussion of the impairment charges taken.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. The Company performed impairment tests on newspaper mastheads as of September 30, 2007 and December 30, 2007. See Note 3 to the consolidated financial statements for a discussion of the impairment charges taken.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) as of September 30, 2007 and December 30, 2007. No impairment loss was recognized on intangible assets subject to amortization.

Pension and Post-retirement Benefits—The Company has significant pension and post-retirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including salary rate increases, discount rates and expected returns on plan assets. The Company is required to consider current market conditions, including changes in interest rates, in establishing these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future because of changes resulting from fluctuations in the Company’s employee headcount and/or changes in the various assumptions.

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans requires recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) funded status of a post-retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. As required, the Company adopted this statement on December 31, 2006 and its net retirement obligations in excess of retirement plans’ assets at December 31, 2006 were $297.9 million. This amount included $181.0 million for non-qualified plans that do not have assets. Obligations in excess of assets for qualified plans netted to a $116.9 million liability at December 31, 2006. At December 30, 2007 net retirement obligations in excess of retirement plans’ assets were $215.5 million. This amount included $149.3 million for non-qualified plans that do not have assets. Obligations in excess of qualified plans netted to a $66.2 million liability at December 30, 2007.

The Company used discount rates of 5.6% to 6.0%, assumed salary rate increases of 3.2% to 5.0% and an assumed long-term return on assets of 8.5% to calculate its retirement expenses in 2007, based upon consultation with its outside actuaries. See Note 8 to the Consolidated Financial Statements for a more in-depth discussion of the Company’s policies in setting its key assumptions related to these obligations. For fiscal 2007, a change in the weighted average rates would have had the following impact on the Company’s net benefit cost:

•	A decrease of 50 basis points in the long-term rate of return would have increased the Company’s net benefit cost by approximately $6.4 million;

•	A decrease of 25 basis points in the discount rate would have increased the Company’s net benefit cost by approximately $2.6 million; and

•	An increase of 50 basis points in the future compensation rate would have increased the Company’s net benefit cost by approximately $3.0 million.

Income Taxes—The Company’s current and deferred tax income provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. These estimates are reviewed and adjusted, if needed, throughout the year. Adjustments between the Company’s estimates and the actual results of filed returns are recorded when identified.

The amount of income taxes paid is subject to periodic audits by federal and state taxing authorities, which may result in proposed assessments. These audits may challenge certain aspects of the Company’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), and require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future periods.

Insurance—The Company is insured for workers’ compensation using both self-insurance and large deductible programs. The Company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate provision for insurance claims.

The Company used a discount rate of 4.75% to calculate workers’ compensation reserves as of December 30, 2007. A decrease of 25 basis points in the discount rate or a 10% increase in claims would have had an immaterial effect on total workers’ compensation reserves.

Stock-Based Compensation—The Company implemented Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments (SFAS 123R), at the beginning of fiscal 2006 and recorded share based compensation of $7.2 million and $7.1 million for the years ended December 30, 2007 and December 31, 2006, respectively. See Note 11 to the Consolidated Financial Statements for a discussion of the methodology of calculating stock-based compensation.

Recent Events and Trends

Acquisition Transaction:

On June 27, 2006 (the second day of the Company’s third fiscal quarter), the Company completed the purchase of Knight-Ridder, Inc. (Knight Ridder) pursuant to a definitive merger agreement entered into on March 12, 2006 (the Acquisition), under which the Company paid Knight Ridder shareholders a per share price consisting of $40.00 in cash and .5118 of a Class A McClatchy common share. The Company issued approximately 35.0 million Class A common shares in connection with the Acquisition. The total purchase price was approximately $4.6 billion. In addition, the Company assumed $1.9 billion in Knight Ridder long-term debt at closing. The Company sold 12 of the former Knight Ridder newspapers (four concurrent with the closing of the Acquisition and eight shortly thereafter). See Note 2 to the Consolidated Financial Statements for further discussion of these transactions.

Disposition Transaction:

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune and other publications and websites related to the newspaper for $530.0 million. In the fourth quarter of fiscal 2006, the Company entered into an agreement to sell Star Tribune and therefore, recorded a write down of the Star Tribune’s net assets to fair market value based on the expected sale proceeds and included this after-tax charge of $363.0 million in discontinued operations. The Company expects to receive a total income tax benefit of approximately $200 million related to the sale. As of December 30, 2007, $185.0 million of the income tax benefit has been recorded as an income tax refund on the consolidated balance sheet; approximately $15.0 million was recouped through reductions to income taxes payable.

The results of Star Tribune’s operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented. The Company used the proceeds from the sale of the Star Tribune to reduce debt.

Impairment of Goodwill and Newspaper Mastheads:

Management performed its testing of impairment of goodwill and newspaper mastheads as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter and again at December 30, 2007 for its annual impairment testing. The fair value of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions, that management believes were appropriate in the circumstances. The sum of the fair values of the reporting units was then reconciled to the Company’s current market capitalization (based upon the most recent stock market price) plus an estimated control premium, and factors in the fair value of the Company’s publicly traded debt. As a result, the Company recorded impairment charges related to goodwill of $2.6 billion and newspaper masthead impairment charges of $417.1 million in 2007. Approximately half of the impairment charges were recorded in the third quarter of 2007. A portion of the goodwill impairment charge resulted from the accounting treatment of the value of common stock issued in the Acquisition, which resulted in additional goodwill being recorded.

Advertising Revenues:

Classified advertising revenues have continued to decline since late 2006 and advertising results declined across the board in fiscal year 2007, but particularly in real estate advertising. Real estate advertising began to weaken in the fourth fiscal quarter of 2006 and has declined substantially since then. The Company has seen significant declines in California and Florida, where real estate values and thus advertising were strong in fiscal year 2006 (see discussion below). The decline in automotive classified advertising reflected an industry-wide decline that began in 2004, while employment advertising declined in most markets since the third fiscal quarter of 2006. National advertising also declined in fiscal year 2007 reflecting a slowdown in a number of segments including telecommunications, national automotive and financial advertising.

A total of 66.9% of the Company’s advertising declines in fiscal 2007 compared to pro forma fiscal 2006 came from California and Florida, two regions that benefited strongly from the real estate boom, and are likewise being hurt in the subsequent real estate slowdown. Advertising revenues were down 15.3% in these regions in fiscal year 2007. The housing sector is an important component of these states’ economies. Hence, California and Florida also account for a majority of the decline in auto and employment advertising, as the real estate downturn appears to be having an impact on these categories as well. These states have experienced real estate related advertising downturn and recovery cycles in the past and were among the Company’s best performing regions in 2006. Management believes a significant portion of the current advertising downturn reflects these cyclical forces and expects declines to continue into 2008 because of the difficult trends in these states. See the revenue discussions in management’s review of the Company’s “Results of Operations”.

Newsprint:

Newsprint prices declined in fiscal year 2007 after a sustained period of increasing prices from 2002 through early 2006. Management expects newsprint prices to increase in 2008 based upon notifications from the Company’s suppliers. Through fiscal 2007, newsprint expense was 19.1% lower than pro forma newsprint expense (which includes the 20 Knight Ridder newspapers, but excludes the (Minneapolis) Star Tribune) in fiscal 2006, primarily reflecting lower newsprint usage and, to a lesser degree, lower newsprint prices. Newsprint pricing is dependent on global demand and supply for newsprint. Significant changes in newsprint prices can increase or decrease the Company’s operating expenses and therefore, directly affect the Company’s operating results. However, because the Company has ownership interests in newsprint producers (Ponderay and SP), an increase in newsprint prices, while negatively affecting the Company’s operating expenses, would increase its share of earnings from these investments. A decline in newsprint prices would have the opposite effect. Ponderay and SP are also impacted by the higher cost of energy and fiber used in the papermaking process. The impact of newsprint price increases on the Company’s financial results is discussed under “Results of Operations”.

On January 18, 2008, the Company announced that it has entered into an agreement, along with the other general partners of SP Newsprint Co. (SP), to sell the partnership interests of SP for $350 million in cash. The acquisition is expected to close during the first four months of 2008, subject to regulatory approval. The transaction is expected to generate after-tax proceeds of approximately $40 million which the Company plans to use for debt repayment.

Recent Accounting Pronouncements:

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In November 2007, the FASB agreed to defer the effective date of Statement 157 one full year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Management does not expect the adoption of SFAS 157 to have a material impact to the Company’s financial position or result of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 . This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management does not expect the adoption of SFAS 159 to have a material impact to the Company’s financial position or result of operations.

Business Combinations

In December 2007, the FASB issued Statement No. 141 (revised 2007) (SFAS 141(R)), Business Combinations. SFAS 141(R) established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. Management does not expect the adoption of SFAS 141(R) to have a material impact to the Company’s financial position or results of operations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires expanded disclosures in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management has not completed its analysis of the impact SFAS 160 will have, if any, on its consolidated financial statements.

Results of Operations

The following items related to the Acquisition and other matters impacted fiscal 2007, 2006 and 2005 comparisons of results:

•

The Company’s fiscal 2007 and 2005 reporting periods were 52-week years versus a 53-week year in fiscal 2006. The Company estimates that income from continuing operations was higher by approximately $5.3 million in fiscal 2006 because of the additional week being reported.

•

Management performed its testing of impairment of goodwill and newspaper mastheads as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter and again at December 30, 2007 for its annual impairment testing. As a result, the Company recorded impairment charges related to goodwill of $2.6 billion and a newspaper masthead impairment charge of $417.1 million in 2007.

•

The Company issued approximately 35.0 million Class A shares in connection with the Acquisition in June 2006. As a result, the weighted average diluted shares used to calculate earnings per share in fiscal 2007 increased to 82.0 million shares compared to 64.6 million in fiscal 2006 and 47.0 million in fiscal 2005.

•

The Company sold the 12 Knight Ridder newspapers identified as generally not fitting with its overall strategy. Eight of the 12 newspapers were held for periods ranging from two to 36 days following the closing of the Acquisition, and their results, including the interest expense and debt financing costs related to the debt incurred until their sale, are recorded as discontinued operations. The after-tax cash proceeds from the sales of the eight newspapers were used to repay the debt used to purchase them. No gain or loss was recorded related to the disposition of the 12 newspapers.

•

The Company sold part of its interest in CareerBuilder and certain other internet investments, which were acquired as part of the Acquisition, for $309.7 million and used the after-tax proceeds to reduce debt. The Company retained a 15.0% ownership in CareerBuilder and an interest in the other internet investments. Effective May 11, 2007, the Company’s interest in CareerBuilder declined to 14.4% when Microsoft Corp. purchased an interest in CareerBuilder. No gain or loss was recorded related to the disposition of these investments.

•

The Company sold land in Roseville, CA that had been held since 1996 for $10.7 million and used the proceeds to reduce debt. The Company recorded a pre-tax gain of $9.0 million on the sale in fiscal 2006.

•

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune and other publications and websites related to the newspaper for $530.0 million. In the fourth quarter of fiscal 2006, the Company recorded a write down of the Star Tribune’s net assets to fair market value based on the expected sale proceeds and included this after-tax charge of $363.0 million in discontinued operations.

The results of the eight newspapers formerly owned by Knight Ridder and held by the Company for a short period of time in July and August 2006, and the (Minneapolis) Star Tribune newspaper are reported as discontinued operations in fiscal 2007 and 2006. The Company’s results from continuing operations since the close of the Acquisition (and all pro forma amounts for prior periods discussed) include the operations of the 20 retained former Knight Ridder newspapers and all of its previously owned newspaper operations except for the (Minneapolis) Star Tribune newspaper.

The growth in revenues and expenses in fiscal 2007 compared to the same periods in fiscal 2006 and fiscal 2006 compared to 2005 resulted largely from the Acquisition. To facilitate an analysis of operating results, fiscal 2007 and 2006 have been prepared to include pro forma results from continuing operations for the full years, and on a comparable 52-week basis in 2006. Pro forma amounts reflect the results of continuing operations of the Company as defined in the preceding paragraph. The financial results for Knight Ridder and the 20 newspapers retained by the Company included in the pro forma information were derived from the historical unaudited financial statements of Knight Ridder. The Company believes that the use of pro forma reporting of operating results enhances measurement of performance by permitting comparisons with prior historical data. Such supplemental pro forma data is not necessarily indicative of the operating results that would have occurred if the Acquisition had been completed as of the dates indicated.

Fiscal 2007 Compared to Fiscal 2006

The Company reported a net loss in fiscal 2007 from continuing operations of $2.7 billion, or $33.26 per share, compared to net income of $183.5 million or $2.84 per share in fiscal 2006. Fiscal 2007 results include a $3.0 billion pre-tax charge for impairment of goodwill and newspaper mastheads and an $84.6 million pre-tax charge to write down the value of the Company’s investments in The Seattle Times Company and Ponderay Newsprint and land held for sale. The Company recorded a loss from discontinued operations of $9.4 million or $0.11 per share in fiscal 2007. The Company recorded a loss from discontinued operations of $339.1 million or $5.25 per share in fiscal 2006 relating to the results of the (Minneapolis) Star Tribune newspaper (see discussion below), which the Company sold in March 2007, and the results of the eight former Knight Ridder newspapers, which were sold subsequent to the closing of the Acquisition. The loss from discontinued operations in 2006 includes a $363.0 million after-tax write down of the net assets of the Star Tribune to the agreed-upon selling price. The Company’s total net loss was $2.7 billion or $33.37 per share including discontinued operations, compared to a net loss of $155.6 million or $2.41 per share in fiscal 2006.

Revenues:

Revenues from continuing operations of the Company in fiscal 2007 were $2.3 billion, up $585.2 million or 34.9% from fiscal 2006 revenues from continuing operations of $1.7 billion, due primarily to the addition of the 20 former Knight Ridder newspapers beginning in the third quarter of fiscal 2006 offset by a 53rd week in fiscal 2006. Advertising revenues totaled $1.9 billion and circulation revenues were $275.7 million in fiscal 2007.

On a pro forma basis, including all continuing operations of the Company for the full years of both 2007 and 2006, and stating 2006 on a comparable 52-week basis to 2007, total revenues in 2007 would have been $2.3 billion, down 7.9% as compared to 2006, with advertising revenues of $1.9 billion, down 8.6% as compared to 2006, and circulation revenues of $275.7 million, down 4.9% as compared to 2006.

As discussed in Recent Events and Trends above, 66.9% of the Company’s advertising declines in fiscal 2007 compared to pro forma 2006 came from California and Florida, two regions that benefited strongly from the real estate boom in 2006, and are likewise being adversely affected in the subsequent real estate slowdown. Advertising revenues were down 15.3% in these regions in 2007. The housing sector is an important component of these states’ economies. Hence, California and Florida also account for a majority of the decline in auto and employment advertising, as the real estate downturn appears to be having an impact on these categories as well.

The following table summarizes the Company’s revenues from continuing operations by category for fiscal 2007 (a 52-week year) compared to fiscal 2006 (a 53-week year) on an as reported basis. The table also summarizes the Company’s revenue by category on a pro forma basis, which compares fiscal 2007 with pro forma fiscal 2006 on a 52-week basis including the acquired newspapers in all of 2006 (dollars in thousands):

	Fiscal Year			Fiscal Year
	(As Reported) 2007 52 Weeks	(As Reported) 2006 53 Weeks	% Change	(As Reported) 2007 52 Weeks	(Pro Forma) 2006 52 Weeks	% Change
Advertising:
Retail	$873,070	$624,473	39.8	$873,070	$898,798	(2.9)
National	182,024	133,840	36.0	182,024	201,461	(9.6)
Classified:
Auto	167,872	136,429	23.0	167,872	197,464	(15.0)
Employment	240,257	183,989	30.6	240,257	283,394	(15.2)
Real estate	197,569	180,381	9.5	197,569	254,175	(22.3)
Other	90,660	56,685	59.9	90,660	87,139	4.0

Total classified	696,358	557,484	24.9	696,358	822,172	(15.3)
Direct marketing and other	160,270	117,116	36.8	160,270	169,021	(5.2)

Total advertising	1,911,722	1,432,913	33.4	1,911,722	2,091,452	(8.6)
Circulation	275,658	194,940	41.4	275,658	289,960	(4.9)
Other	72,983	47,337	54.2	72,983	73,095	(0.2)

Total revenues	$2,260,363	$1,675,190	34.9	$2,260,363	$2,454,507	(7.9)

Advertising revenue is the largest component of the Company’s revenue, accounting for approximately 84.6% and 85.2% of our total pro forma revenues in 2007 and 2006, respectively. We categorize advertising as follows:

•	Retail—local retailers, local stores of national retailers, department and furniture stores, restaurants and other consumer-related businesses.

•	National—national and major accounts such as wireless communications companies, financial institutions, airlines and other national companies.

•	Classified—local auto dealers, employment, real estate and other classified advertising.

•	Direct Marketing and Other—advertisements in direct mail, shared mail and niche publications and total market coverage publications, and other miscellaneous advertising.

Retail advertising increased $248.6 million in fiscal 2007 or 39.8% from fiscal 2006 primarily reflecting the Acquisition. On a pro forma basis, retail advertising, including online and preprint advertising, decreased $25.7 million or 2.9% from fiscal 2006. The Company continued to benefit from online and preprint advertising growth. On a pro forma basis, preprint advertising increased $2.3 million or 0.7% from fiscal 2006, and online retail advertising increased $8.8 million or 52.6% from fiscal 2006. Print ROP advertising decreased $36.8 million or 6.8% from fiscal 2006.

National advertising increased $48.2 million or 36.0% from fiscal 2006 primarily reflecting the Acquisition. On a pro forma basis, national advertising decreased $19.4 million or 9.6% from fiscal 2006. The declines were primarily in the telecommunications and to a lesser extent, in the national automotive and financial advertising categories.

Classified advertising increased $138.9 million or 24.9% from fiscal 2006 primarily reflecting the Acquisition. On a pro forma basis, classified advertising decreased $125.8 million or 15.3% from fiscal 2006.

•

Automotive advertising increased $31.4 million or 23.0% from fiscal 2006. On a pro forma basis, automotive advertising declined $29.6 million or 15.0% from fiscal 2006, reflecting an industry-wide trend. Print advertising declined 19.1%, while online advertising grew 20.1% reflecting the strength of the Company’s cars.com online products.

•

Employment advertising increased $56.3 million or 30.6% from fiscal 2006. On a pro forma basis, employment advertising decreased $43.1 million or 15.2% from fiscal 2006 reflecting an industry-wide trend. The declines were reflected in both print advertising, down 19.0%, and online advertising, down 7.0% reflecting the national slowing in hiring.

•

Real estate advertising was up $17.2 million or 9.5% from fiscal 2006. On a pro forma basis, real estate advertising decreased $56.6 million or 22.3% from fiscal 2006. The Company has seen dramatic declines in California and Florida where real estate values, and thus, advertising were exceptionally strong in 2006. The declines were reflected in both print advertising, down 23.4%, and online advertising down 5.6%.

Online advertising, which is included in each of the advertising categories discussed above, totaled $163.9 million in fiscal 2007, an increase of $61.9 million or 60.7% over fiscal 2006 primarily reflecting the Acquisition. On a pro forma basis, online advertising increased $3.6 million or 2.2% from $160.3 million in fiscal 2006. Online advertising increased to 8.6% of total advertising revenues in 2007 compared to 7.7% on a pro forma basis in 2006.

Direct marketing and other advertising revenues increased $43.2 million or 36.8% from fiscal 2006 primarily reflecting the Acquisition. On a pro forma basis, direct marketing and other advertising revenues decreased $8.8 million or 5.2% from fiscal 2006 reflecting the overall slow retail advertising environment in 2007, and comparisons to a period of strong direct mail revenues in 2006.

Circulation revenues increased $80.7 million or 41.4% from fiscal 2006 primarily reflecting the Acquisition. On a pro forma basis, circulation revenues decreased $14.3 million or 4.9% from fiscal 2006. In 2007, the Company reduced third-party and outlying circulation that is not highly valued by its newspaper advertisers.

Operating Expenses:

Operating expenses in fiscal 2007 increased due to the $3.0 billion charge for impairment of goodwill and newspaper mastheads and $506.0 million related primarily to expenses added by the Acquisition. On a pro forma 52-week basis, excluding the goodwill and masthead impairment charges, operating expenses were down $170.1 million or 8.5% from fiscal 2006, due primarily to a decrease in compensation expenses and newsprint and supplement expense. On a pro forma basis, compensation costs were down 7.5%, with payroll decreasing 8.0%, reflecting in part a 7.0% reduction in staffing. On a pro forma basis, fringe benefits were down 5.5%, primarily reflecting lower retirement expenses partially offset by higher medical costs. On a pro forma basis, newsprint and supplement expense was down 19.1% with both newsprint and supplement expense down 19.1%. Newsprint price declines and a decline in consumption resulted in the lower costs. On a pro forma basis, other operating costs were down 5.5% reflecting lower professional services. On a pro forma basis, depreciation and amortization expense decreased by 1.0%.

Interest:

Interest expense for continuing operations was $198.0 million for fiscal 2007 reflecting the service costs on debt incurred to finance the Acquisition. While the Company used the proceeds of the (Minneapolis) Star Tribune newspaper sale to reduce debt, it carried interest on this debt for the first two months of the year, which equated to approximately $5.7 million in interest expense included in continuing operations. Interest expense also included $6.5 million related to accrued interest on the liability for unrecognized tax benefits. Excluding these two items, the Company’s interest expense was $185.8 million. A total of $1.2 million and $24.2 million of interest expense was allocated to discontinued operations in fiscal 2007 and 2006, respectively, related to debt used to acquire the (Minneapolis) Star Tribune newspaper, which was sold on March 5, 2007. See the discussion in Liquidity and Capital Resources below and Note 2 to the Consolidated Financial Statements. Interest income totaled $243,000 in fiscal 2007 compared to $3.6 million in fiscal 2006. Interest income in 2006 reflects income earned on cash accumulated from August to December 2006. Most of the cash was used to pay income taxes in December 2006.

Equity Income (Loss):

Total losses from unconsolidated investments were $36.9 million in 2007 compared to income from unconsolidated investments in 2006 of $5.0 million. Equity loss from unconsolidated companies in 2007 resulted primarily from the operating results of the Company’s newsprint investments and an equity loss of $7.8 million related to a third quarter payment by The Seattle Times Company (in which the company is a 49.5% owner) relating to the settlement of litigation and amendment to a joint operating agreement with The Hearst Company.

Gain on Sale of Land and Other:

The Company recorded a charge of $84.6 million to write down the value of its investments in The Seattle Times Company ($69.0 million), Ponderay Newsprint Company ($6.0 million) and land held for sale ($9.5 million). See Note 4 to the consolidated financial statements.

On January 18, 2008, the Company announced that it has entered into an agreement, along with the other general partners of SP Newsprint Co. (SP), to sell the partnership interests of SP for $350 million in cash. McClatchy is an equal one-third partner in SP along with affiliates of Cox Enterprises, Inc. and Media General, Inc. The acquisition is expected to close during the first four months of 2008, subject to regulatory approval. The transaction is expected to generate after-tax proceeds of approximately $40 million which the Company plans to use for debt repayment and pre-tax gain on sale of between $30 million and $40 million.

The Company recorded a pre-tax gain of $9.0 million from the sale of land in Roseville, CA in fiscal 2006.

Income Taxes:

The income tax rate on continuing operations in 2007 was a 5.4% benefit compared to a 32.3% provision in fiscal 2006. Most of the goodwill impairment recorded in 2007 is not deductible for income tax purposes and therefore does not provide any income tax benefit for financial reporting purposes. Also, during 2007, the Company recorded additional income tax expense of approximately $3.1 million associated with the required accounting under FIN 48. The income tax rate in 2006 of 32.3% on continuing operations was impacted by the Company’s new operations added in the Acquisition and the sale of the (Minneapolis) Star Tribune. These transactions resulted in a reduction of the Company’s effective state tax rate. The Company recalculated its 2006 deferred tax liabilities and assets at this new effective state tax rate resulting in a reduction to the 2006 income tax provision of $18.1 million. The effective tax rate for fiscal 2008 is expected to be in the range of 39.5% to 40.5%.

Discontinued Operations:

Loss from discontinued operations, (primarily related to the (Minneapolis) Star Tribune newspaper) in fiscal 2007 was $9.4 million or $0.11 per share. Loss from discontinued operations in fiscal 2006 was $339.1 million or $5.25 per share including the write-down of (Minneapolis) Star Tribune’s net assets to fair market value of $363.0 million. In 2006 income from discontinued operations of the former Knight Ridder newspapers that were sold was $23.9 million excluding the write-down. Additionally, $1.2 million and $7.3 million in interest incurred on the debt used to finance the purchase of the Star Tribune was recorded in discontinued operations in fiscal 2007 and 2006, respectively.

The Company sold the 12 Knight Ridder newspapers, which generally did not fit with its operating strategy or to assuage antitrust issues. Four of the 12 were sold on the date of the closing of the Acquisition and eight were held for periods ranging from two to 36 days following the closing of the Acquisition, and their results, including the interest expense of $7.7 million and debt issuance costs of $9.2 million related to the debt incurred until their sale, are recorded as discontinued operations in 2006. No accounting gain or loss was recorded related to the disposition of the Knight Ridder newspapers.

Fiscal 2006 Compared to Fiscal 2005

The Company reported fiscal 2006 income from continuing operations of $183.5 million, or $2.84 per share, compared to $119.5 million or $2.55 per share in fiscal 2005. The Company recorded a loss from discontinued operations of $339.1 million or $5.25 per share relating to the results of the (Minneapolis) Star Tribune newspaper (see discussion below), which the Company sold in 2007, and the results of the eight former Knight Ridder newspapers, which were sold subsequent to the closing of the Acquisition. The loss from discontinued operations includes a $363.0 million after-tax write down of the net assets of the Star Tribune to the agreed-upon selling price. The Company recorded income from discontinued operations of $41.0 million or 87 cents per share in fiscal 2005. The Company’s total net loss was $155.6 million or $2.41 per share including discontinued operations, compared to net income of $160.5 million or $3.42 per share in fiscal 2005.

Revenues:

Revenues from continuing operations of the Company in fiscal 2006 were $1.7 billion, up $867.7 million or 107.5% from fiscal 2005 revenues from continuing operations of $807.5 million, due primarily to the addition of the 20 former Knight Ridder newspapers beginning in the third quarter of fiscal 2006. Advertising revenues totaled $1.4 billion and circulation revenues were $194.9 million.

On a pro forma basis, including all continuing operations of the Company for the full years of both 2006 and 2005, and stating 2006 on a comparable 52-week basis to 2005, total revenues in 2006 would have been $2.5 billion, down 0.4%, with advertising revenues of $2.1 billion, up 0.5%, and circulation revenues of $290.0 million, down 4.0%.

The following table summarizes the Company’s revenues by category for fiscal 2006 (a 53-week year) compared to fiscal 2005 (a 52-week year) on an as reported basis. The table also summarizes the Company’s revenue by category on a pro forma basis, which compares pro forma fiscal 2006 on a 52-week basis with pro forma fiscal 2005 (dollars in thousands):

	Fiscal Year			Fiscal Year
	(As Reported) 2006 53 Weeks	(As Reported) 2005 52 Weeks	% Change	(Pro Forma) 2006 52 Weeks	(Pro Forma) 2005 52 Weeks	% Change
Advertising:
Retail	$624,473	$288,269	116.6	$898,798	$895,200	0.4
National	133,840	59,348	125.5	201,461	219,787	(8.3)
Classified:
Auto	136,429	83,452	63.5	197,464	217,414	(9.2)
Employment	183,989	97,496	88.7	283,394	280,086	1.2
Real estate	180,381	91,144	97.9	254,175	225,027	13.0
Other	56,685	25,626	121.2	87,139	89,284	(2.4)

Total classified	557,784	297,718	87.3	822,172	811,811	1.3
Direct marketing and other	117,116	46,455	152.1	169,021	154,632	9.3

Total advertising	1,432,913	691,790	107.1	2,091,452	2,081,430	0.5
Circulation	194,940	97,205	100.5	289,960	302,138	(4.0)
Other	47,337	18,485	156.1	73,095	79,565	(8.1)

Total revenues	$1,675,190	$807,480	107.5	$2,454,507	$2,463,133	(0.4)

Retail advertising increased $336.2 million in fiscal 2006 or 116.6% from fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, retail advertising, including online and preprint advertising, increased $3.6 million or 0.4% from fiscal 2005. On a pro forma basis, online retail advertising increased $6.5 million or 62.7% from fiscal 2005, while print ROP advertising decreased $17.2 million or 3.1% from fiscal 2005. On a pro forma basis, preprint advertising increased $14.3 million or 4.3% from fiscal 2005.

National advertising increased $74.5 million or 125.5% from fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, national advertising decreased $18.3 million or 8.3% from fiscal 2005. The declines were primarily in the telecommunications, automotive and airlines/transportation categories.

Classified advertising increased $259.8 million or 87.3% from fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, classified advertising increased $10.4 million or 1.3% from fiscal 2005.

•

Automotive advertising increased $53.0 million or 63.5% from fiscal 2005. On a pro forma basis, automotive advertising declined $20.0 million or 9.2% from fiscal 2005, reflecting an industry-wide trend.

•

Employment advertising increased $86.5 million or 88.7% from fiscal 2005. On a pro forma basis, employment advertising increased $3.3 million or 1.2% from fiscal 2005. On a pro forma basis, employment advertising would have increased by 2.6% in fiscal 2006 but for the purchase accounting adjustment, which prohibited the recognition of approximately $4.0 million in online employment revenues. The slowing in employment advertising began late in the second quarter of fiscal 2006 and continued throughout the remainder of the year.

•

Real estate advertising was up $89.2 million or 97.9% from fiscal 2005. On a pro forma basis, real estate advertising increased $29.1 million or 13.0% from fiscal 2005. While this category remained strong through the first nine months of the year, real estate advertising declined in some markets in the fourth quarter of fiscal 2006.

•	Online classified advertising increased $50.2 million or 160.4% from fiscal 2005. On a pro forma basis, online classified advertising increased $21.2 million or 19.1% from fiscal 2005.

Online advertising, which is included in each of the advertising categories discussed above, totaled $102.0 million in fiscal 2006, an increase of $66.6 million or 188.4% over fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, online advertising was $160.3 million and increased $29.2 million or 22.2% from fiscal 2005.

Direct marketing revenues increased $70.7 million or 152.1% from fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, direct marketing revenues increased $14.4 million or 9.3% from fiscal 2005 and were up primarily due to expanded direct mail programs and the addition of small niche products at various newspapers.

Circulation revenues increased $97.7 million or 100.5% from fiscal 2005 primarily reflecting the Acquisition. On a pro forma basis, consolidated circulation revenues decreased $12.2 million or 4.0% from fiscal 2005. The decline in circulation revenues primarily reflects lower circulation volumes, sales mix and promotional programs at certain newspapers.

Operating Expenses:

Operating expenses increased $712.1 million or 115.6% in fiscal 2006 related primarily to expenses added by the Acquisition. On a pro forma 52-week basis, operating expenses were up $94.5 million or 4.9% from fiscal 2005, due primarily to the additional depreciation and amortization resulting from valuing the tangible and intangible assets acquired in the Acquisition at fair market value. On a pro forma basis, compensation costs were up 1.0%, (down 0.6% excluding pro forma stock-based compensation expense of $16.8 million), with payroll up 1.3%, reflecting merit increases offset by a 3.1% reduction in head count. On a pro forma basis, fringe benefits were up 0.2%, primarily reflecting lower retirement expenses offset by higher medical costs. On a pro forma basis, newsprint and supplement expense was up 3.6% with newsprint expense up 5.3% and supplement expense down 4.6%. Newsprint price increases were partially offset by a decline in consumption. On a pro forma basis, other operating costs increased 1.3%.

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

Equity Income:

Equity income from the Company’s interests in the two newsprint mills, SP and Ponderay, and Classified Ventures was partially offset by equity losses from the Company’s interests in other companies—the largest of which are CareerBuilder and ShopLocal.

Gain on Sale of Land and Other:

The Company recorded a pre-tax gain of $9.0 million from the sale of land in Roseville, CA in fiscal 2006.

Income Taxes:

The income tax rate from continuing operations in fiscal 2006 was 32.3%, compared to 37.8% in fiscal 2005. Many of the Company’s new operations are in states with lower tax rates than its existing markets, lowering the Company’s effective state tax rate. The Company recalculated its deferred tax liabilities in fiscal 2006 at its new effective tax rate, which resulted in a reduction to the fiscal 2006 income tax provision of $18.1 million.

Discontinued Operations:

Loss from discontinued operations in fiscal 2006 was $339.1 million or $5.25 per share including the write-down of (Minneapolis) Star Tribune’s net assets to fair market value of $363.0 million. Income from discontinued operations of the sold newspapers was $23.9 million excluding the write-down.

The Company sold the 12 Knight Ridder newspapers, which generally did not fit with its operating strategy or to assuage antitrust issues. Four of the 12 were sold on the date of the closing of the Acquisition and eight were held for periods ranging from two to 36 days following the closing of the Acquisition, and their results, including the interest expense of $7.7 million and debt issuance costs of $9.2 million related to the debt incurred until their sale, are recorded as discontinued operations. No accounting gain or loss was recorded related to the disposition of the Knight Ridder newspapers.

In addition, on December 26, 2006 the Company reached a definitive agreement to sell the Star Tribune newspaper of Minneapolis, MN. The sale closed on March 5, 2007. In the fourth quarter of fiscal 2006, the Company recorded an after-tax charge of $363.0 million to write down the Star Tribune’s net assets to fair market value based on the expected sale proceeds and included this charge in discontinued operations. Additionally, the results of Star Tribune’s operations, including $7.3 million in interest incurred on the debt used to finance its purchase, were recorded as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $25.8 million as of December 30, 2007. The Company generated $356.3 million, $203.8 million and $144.8 million of cash from operating activities of continuing operations in fiscal 2007, 2006 and 2005, respectively. The increase in cash from operating activities in fiscal 2007 and 2006 resulted primarily from the Acquisition. In fiscal 2007, the Company did not make any voluntary contributions to its defined benefit pension plans, while a total of $64.5 million were made in 2006 and 2005. No contributions to the pension plan are expected to be made in fiscal 2008.

The Company used $13.0 million of cash from investing activities of continuing operations in fiscal 2007. In 2007, the Company sold equipment and investments totaling $51.7 million which was offset by $60.8 million in purchases of property, plant and equipment. See the discussion below for a description of asset sales anticipated to close in 2008. The Company expects purchases of property, plant and equipment to decline in 2008.

As part of the Acquisition, the Company acquired 10 acres of land in Miami. As of December 30, 2007, the Company expects to consummate the sale of its Miami land prior to December 31, 2008 for a sales price of approximately $180.0 million with after-tax net proceeds of approximately $115.0 million. At December 30, 2007, the Company also expects to receive an income tax benefit in the second quarter of 2008 approximately $185 million related to the sale of the Star Tribune. Proceeds from these items will be used to repay debt.

On January 18, 2008, the Company announced that it had entered into an agreement, along with the other general partners of SP Newsprint Co. (SP), to sell the partnership interests of SP for $350 million in cash. McClatchy is an equal one-third partner in SP along with affiliates of Cox Enterprises, Inc. and Media General, Inc. The acquisition is expected to close during the first four months of 2008, subject to regulatory approval. The transaction is expected to generate after-tax proceeds of approximately $40 million which the Company plans to use for debt repayment.

The Company used $859.3 million of cash from financing sources in fiscal 2007, primarily for repayment of debt. The Company repaid $807.2 million of debt in fiscal 2007, including the retirement of $100 million in publicly traded bonds which matured during the year. The Company paid $59.0 million in dividends in fiscal 2007.

Debt and Related Matters:

The Company’s credit agreement, entered into on June 27, 2006, provided a $3.2 billion senior unsecured credit facility (Credit Agreement) and was established in connection with the Acquisition. At the closing of the Acquisition, the Company’s new Credit Agreement consisted of a $1.0 billion five-year revolving credit facility and a $2.2 billion five-year Term A loan. Both the Term A loan and the revolver are due on June 27, 2011.

On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility. The Company has subsequently repaid $1.7 billion of the Term A loan and $367.4 million of the revolving credit facility, primarily from proceeds received in the sale of the eight former Knight Ridder newspapers, net of taxes paid on the tax gain on the sale (see Note 2 to the Consolidated Financial Statements), proceeds generated from asset sales and cash generated by operations in fiscal 2007 and 2006 as discussed above. A total of $304.0 million of funds were available under the revolving credit facility at December 30, 2007, based upon the Company’s current leverage covenant.

Also in connection with the Acquisition, the Company assumed $1.9 billion of debt from Knight Ridder, including $1.6 billion in publicly traded bonds. The bonds were valued at $1.5 billion as of June 27, 2006 (see Note 6 to the Consolidated Financial Statements). On November 1, 2007 the Company retired $100.0 million of public notes due in 2007 by drawing on its revolving credit facility.

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

On November 21, 2007, Standard & Poor’s lowered its ratings on the Company. The corporate credit rating was lowered to ‘BB’ from ‘BB+’, with a negative rating outlook. On January 11, 2008 Moody’s downgraded the company’s corporate credit rating to ‘Ba2’ from ‘Ba1’. According to the Credit Agreement, the Company will pay interest at LIBOR plus 125.0 basis points on outstanding debt and its commitment fees are currently at 20.0 basis points.

The Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the credit agreement) of 2.75 to 1.00 through September 28, 2008 and 3.00 to 1.00 from December 28, 2008 and thereafter; and a maximum leverage ratio (as defined in the Credit Agreement) of 5.00 to 1.00 through March 30, 2008; 4.75 to 1.00 from June 29, 2008 through September 28, 2008; 4.25 to 1.00 from December 28, 2008 to September 27, 2009; and declining to 4.00 to 1.00 on December 27, 2009 and thereafter. At December 30, 2007, the Company was in compliance with all debt covenants.

In addition, the Company’s Material Subsidiaries (as defined in the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement. These guarantees were effective May 4, 2007, and continue in effect upon the earlier of the termination of the Credit Agreement or the date which is one year after the date both ratings agencies have rated the Company’s bank debt as investment grade.

At December 30, 2007, the Company had outstanding letters of credit totaling $53.8 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

Contractual Obligations:

The following table summarizes specific financial obligations under the Company’s contractual obligations and commercial commitments related to continuing operations as of December 30, 2007 (in thousands):

	Payments Due By
	Total	1 Year or Less	1-3 Years	3-5 Years	After 5 Years
Included in the Company’s balance sheet:
Long-term debt (a)	$2,471,827	$—	$207,327	$1,362,095	$902,405
Pension obligations	172,130	6,708	14,835	13,206	137,381
Post-retirement obligations	43,458	8,562	17,125	14,836	2,935
Workers compensation obligations	24,502	7,289	14,579	2,634	—
Other long-term obligations (b)	21,194	7,837	10,696	1,420	1,241
Other obligations:
Purchase obligations (c)	7,742	7,476	182	84	—
Operating leases	47,639	10,070	13,611	9,171	14,787
Standby letters of credit (d)	53,798	—	53,798	—	—

Total (e)	$2,842,290	$47,942	$332,153	$1,403,446	$1,058,749

(a)	Amounts represent bonds net of discounts.
(b)	Primarily deferred compensation and future lease obligations.
(c)	Primarily capital expenditures for property, plant and equipment.
(d)	In connection with the Company’s insurance program, letters of credit are required to support workers compensation and other obligations.
(e)	The table excludes unrecognized tax benefits of $64.3 million because a reasonably reliable estimate of the timing of future payments, if any, cannot be determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Credit Agreement bears interest at LIBOR plus a spread ranging from 37.5 to 125.0 basis points. Applicable rates are based upon the Company’s ratings on bank debt from Moody’s and Standard and Poor’s. A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease annual net income by $1.2 million to $1.5 million based on the current amounts outstanding under the Credit Agreement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheet of The McClatchy Company and subsidiaries (the Company) as of December 30, 2007 and December 31, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007. We also have audited the Company’s internal control over financial reporting as of December 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2007 and December 31, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards (SFAS) No.123(R), “Share-Based Payment.” As discussed in Note 8 to the consolidated financial statements, on December 31, 2006 the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As discussed in Note 7 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

/S/ DELOITTE & TOUCHE LLP

Sacramento, California

February 28, 2008

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for share amounts)

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
REVENUES—NET:
Advertising	$1,911,722	$1,432,913	$691,790
Circulation	275,658	194,940	97,205
Other	72,983	47,337	18,485

	2,260,363	1,675,190	807,480
OPERATING EXPENSES:
Compensation	911,964	652,582	321,312
Newsprint and supplements	277,634	231,068	103,292
Depreciation and amortization	148,559	98,865	39,311
Other operating expenses	496,112	345,767	152,262
Goodwill and masthead impairment	2,992,046	—	—

	4,826,315	1,328,282	616,177

OPERATING INCOME (LOSS)	(2,565,952)	346,908	191,303

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(197,997)	(93,664)	—
Interest income	243	3,562	47
Equity income (loss) in unconsolidated companies—net	(36,899)	4,951	635
Write-down of investments and land held for sale	(84,568)	—	—
Gain on sale of land and other—net	1,982	9,128	231

	(317,239)	(76,023)	913
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,883,191)	270,885	192,216
INCOME TAX PROVISION (BENEFIT)	(156,582)	87,390	72,701

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,726,609)	183,495	119,515
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(9,404)	(339,072)	41,004

NET INCOME (LOSS)	$(2,736,013)	$(155,577)	$160,519

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income (loss) from continuing operations	$(33.26)	$2.85	$2.56
Income (loss) from discontinued operations	(0.11)	(5.27)	0.88

Net income (loss) per share	$(33.37)	$(2.42)	$3.44

Diluted:
Income (loss) from continuing operations	$(33.26)	$2.84	$2.55
Income (loss) from discontinued operations	(0.11)	(5.25)	0.87

Net income (loss) per share	$(33.37)	$(2.41)	$3.42

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	82,000	64,415	46,606
Diluted	82,000	64,645	46,996

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,816	$19,581
Trade receivables, net of allowances of $11,416 in 2007 and $12,732 in 2006	289,550	311,785
Other receivables	19,677	36,477
Newsprint, ink and other inventories	36,230	52,097
Deferred income taxes	27,077	248,753
Prepaid income taxes	60,758	88,836
Income tax refund	185,059	—
Land and other assets held for sale	177,436	231,029
Other current assets	20,636	23,192
Newspaper assets held for sale	—	563,589

	842,239	1,575,339
PROPERTY, PLANT AND EQUIPMENT:
Land	205,080	204,692
Building and improvements	395,553	382,206
Equipment	846,664	811,173
Construction in progress	17,183	36,401

	1,464,480	1,434,472
Less accumulated depreciation	(522,388)	(458,496)

	942,092	975,976
INTANGIBLE ASSETS:
Identifiable intangibles—net	891,591	1,369,046
Goodwill	1,042,880	3,559,828

	1,934,471	4,928,874
INVESTMENTS AND OTHER ASSETS
Investments in unconsolidated companies	401,274	520,213
Prepaid pension assets	—	32,457
Other assets	17,843	21,851

	419,117	574,521

TOTAL ASSETS	$4,137,919	$8,054,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of bank debt	$—	$530,000
Accounts payable	93,626	139,501
Accrued compensation	104,892	135,363
Income taxes payable	20,861	47,330
Unearned revenue	82,461	82,524
Accrued interest	28,246	33,697
Accrued dividends	14,788	14,727
Other accrued liabilities	44,642	45,166
Newspaper liabilities held for sale	—	83,806

	389,516	1,112,114
NON-CURRENT LIABILITIES:
Long-term debt	2,471,827	2,746,669
Deferred income taxes	555,887	706,893
Pension and postretirement obligations	200,318	311,127
Other long-term obligations	94,831	74,283

	3,322,863	3,838,972
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A—authorized 200,000,000 shares, issued 57,105,279 in 2007 and 55,754,467 in 2006	571	557
Class B—authorized 60,000,000 shares, issued 25,050,962 in 2007 and 26,116,397 in 2006	251	261
Additional paid-in capital	2,197,041	2,182,544
Retained earnings (accumulated deficit)	(1,781,298)	1,016,023
Treasury stock, 3,029 shares at cost	(122)	—
Accumulated other comprehensive income (loss)	9,097	(95,761)

	425,540	3,103,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,137,919	$8,054,710

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	December 30, 2007	December 31, 2006	December 25, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(2,726,609)	$183,495	$119,515
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	148,559	98,865	39,311
Goodwill and masthead impairment	2,992,046	—	—
Write-down of investments and land held for sale	84,568	—	—
Contribution to pension plans	—	(31,545)	(32,984)
Employee benefit expense	33,976	21,819	12,416
Stock compensation expense	7,217	7,149	536
Deferred income taxes	(271,342)	(33,982)	4,697
Gain on sale of land	—	(9,047)	—
Equity loss (income) in unconsolidated companies	36,899	(4,951)	(635)
Other	4,089	170	2,673
Changes in certain assets and liabilities:
Trade receivables	22,235	6,346	(1,953)
Inventories	15,862	2,052	(2,711)
Other assets	25,744	(12,051)	10,821
Accounts payable	(39,662)	11,769	9,368
Accrued compensation	(26,506)	8,230	(4,120)
Income taxes	79,214	6,405	62
Other liabilities	(30,035)	(50,954)	(12,230)

Net cash provided by operating activities of continuing operations	356,255	203,770	144,766
Net cash provided (used) by operating activities of discontinued operations	4,214	(804,073)	48,768

Net cash provided (used) by operating activities	360,469	(600,303)	193,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment and other	27,370	606	552
Proceeds from sale of investments	24,288	320,328	—
Acquisition of Knight Ridder—net of cash received	—	(2,771,595)	—
Purchases of property, plant and equipment	(60,793)	(65,244)	(42,116)
Equity investments	(3,846)	(3,435)	(10,400)
Other—net	(15)	43	62

Net cash used by investing activities of continuing operations	(12,996)	(2,519,297)	(51,902)
Net cash provided (used) by investing activities of discontinued operations	518,085	1,976,186	(12,399)

Net cash provided (used) by investing activities	505,089	(543,111)	(64,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term bank debt	—	2,200,000	—
Repayments of term bank debt	(550,000)	(1,100,000)	—
Net borrowings (repayments) from revolving bank debt	(157,195)	665,795	—
Repayment of publicly traded notes	(100,000)	—	—
Repayment of Knight Ridder debt	—	(389,261)	—
Net repayments of commercial paper	—	(154,200)	(113,000)
Payment of cash dividends	(59,041)	(40,008)	(28,899)
Payment of debt issuance costs	—	(26,762)	—
Other—principally stock issuances	6,913	4,379	10,861

Net cash provided (used) by financing activities	(859,323)	1,159,943	(131,038)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,235	16,529	(1,805)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,581	3,052	4,857

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,816	$19,581	$3,052

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Par Value Class A	Par Value Class B	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCES, DECEMBER 26, 2004	$202	$263	$335,489	$1,088,679	$—	$(1,629)	$—	$1,423,004
Net income				160,519				160,519
Minimum pension liability						(200)		(200)

Total comprehensive income								160,319
Dividends declared ($.67 per share)				(31,271)				(31,271)
Conversion of 40,000 Class B shares to Class A shares	1	(1)						—
Issuance of 246,019 Class A shares under stock plans	2		10,859					10,861
Issuance of 40,000 Class A shares under stock plans			2,335		(2,335)			—
Amortization of deferred stock compensation					536			536
Tax benefit from stock plans			2,142					2,142

BALANCES, DECEMBER 25, 2005	205	262	350,825	1,217,927	(1,799)	(1,829)	—	1,565,591
Net loss				(155,577)				(155,577)
Minimum pension liability						(623)		(623)

Total comprehensive loss								(156,200)
Adjustment to initially apply SFAS 158 net of tax						(93,309)		(93,309)
Dividends declared ($.72 per share)				(46,327)				(46,327)
Conversion of 107,750 Class B shares to Class A shares	1	(1)						—
Issuance of 34,988,009 Class A shares for acquisition of Knight Ridder, Inc.	350		1,821,126					1,821,476
Issuance of 132,582 restricted Class A shares under stock plan	1		4,141					4,142
Reversal of deferred compensation			(1,799)		1,799			—
Stock compensation expense			8,014					8,014
Tax benefit from stock plans			237					237

BALANCES, DECEMBER 31, 2006	557	261	2,182,544	1,016,023	—	(95,761)	—	3,103,624
Adoption of FIN 48	—	—	—	(2,218)	—	—	—	(2,218)

ADJUSTED BALANCES, JANUARY 1, 2007	557	261	2,182,544	1,013,805	—	(95,761)	—	3,101,406
Net loss				(2,736,013)				(2,736,013)
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain						52,059		52,059
Prior service credit						9,087		9,087
Other comprehensive loss related to equity investments						(1,358)		(1,358)

Other comprehensive income								59,788

Total comprehensive loss								(2,676,225)
Adjustment to eliminate minimum pension liability related to Star Tribune						45,070		45,070
Dividends declared ($.72 per share)				(59,090)				(59,090)
Conversion of 1,065,435 Class B shares to Class A shares	10	(10)						—
Issuance of 244,682 Class A shares under stock plans	4		6,731					6,735
Stock compensation expense			7,466					7,466
Purchase of treasury stock							(122)	(122)
Tax benefit from stock plans			300					300

BALANCES, DECEMBER 30, 2007	$571	$251	$2,197,041	$(1,781,298)	$—	$9,097	$(122)	$425,540

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the Company) is the third-largest newspaper company in the United States based on daily circulation, with 30 daily newspapers and approximately 50 non-dailies in 29 markets across the country. Nineteen of its daily newspapers were acquired on June 27, 2006 in the Knight Ridder acquisition (the Acquisition)—see Note 2. McClatchy also operates leading local websites and direct marketing operations in each of its markets which compliment its newspapers and extend its audience reach in each market. The Company’s newspapers include, among others, The Miami Herald, The Sacramento Bee, the (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer and The (Raleigh) News & Observer.

McClatchy also has a portfolio of premium digital assets. Its leading local website offer its users information, comprehensive news, advertising, e-commerce and other services. The Company also owns and operates McClatchy Interactive, an interactive operation that provides websites with content, publishing tools and software development. McClatchy owns 14.4% of CareerBuilder LLC, the nation’s largest online job site and 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as the auto website, cars.com, and the rental website, apartments.com.

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

Discontinued operations—On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper. In the third quarter of 2006, the Company sold 12 newspapers acquired on June 27, 2006 (see Note 2). The results of all sold newspaper operations, including interest expense directly attributable to them, have been recorded as discontinued operations in all periods presented.

Revenue recognition—The Company recognizes revenues from advertising placed in a newspaper and/or on a website over the advertising contract period or as services are delivered, as appropriate, and recognizes circulation revenues as newspapers are delivered over the applicable subscription term. Circulation revenues are recorded net of direct delivery costs. Other revenue is recognized when the related product or service has been delivered. Revenues are recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives and net of sales tax collected from the customer. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

Cash equivalents are highly liquid debt investments with original maturities of three months or less.

Concentrations of credit risks—Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. As of December 30, 2007, the Company had $22.7 million in cash balances at financial institutions in excess of federal insurance limits. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company’s concentration of risk with respect to trade accounts receivable.

Allowance for Doubtful Accounts—The Company maintains an allowance account for estimated losses resulting from the risk its customers will not make required payments. Generally, the Company uses the aging of accounts receivable, reserving for all accounts due 90 days or longer, to establish allowances for losses on accounts receivable. However, if the Company becomes aware that the financial condition of specific customers has deteriorated, additional allowances are provided.

The Company provides an allowance for doubtful accounts as follows (in thousands):

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Balance at beginning of year	$12,732	$2,008	$2,242
Charged to costs and expenses	12,929	13,029	4,239
Amounts written off	(14,245)	(2,305)	(4,473)

Balance at end of year	$11,416	$12,732	$2,008

Inventories are stated at the lower of cost (based principally on the first-in, first-out method) or current market value.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized. Capitalized interest was $0.5 million, $2.1 million and $0.6 million in fiscal 2007, 2006 and 2005, respectively. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

•	5 to 60 years for buildings and improvements

•	9 to 25 years for presses

•	2 to 15 years for other equipment

Equity Investments in Unconsolidated Companies—The Company uses the equity method of accounting for its investments in and earnings or losses of companies that it does not control but over which it does exert significant influence. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value.

Segment reporting—The Company’s primary business is the publication of newspapers and related websites. The Company has four operating segments which it aggregates into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Beginning in 2008 the operating segment that contains only one newspaper will be collapsed into one of the other operating segments. As a result, the four operating segments will consolidate into three operating segments.

Goodwill and intangible impairment—The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. The Company performs this testing at its four newspaper operating segments, which are also considered reporting units under SFAS No. 142. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets. The sum of the fair values of the reporting units is reconciled to the Company’s current market capitalization (based upon the most recent stock market price) plus an estimated control premium, and factors in the fair value of the Company’s publicly traded debt. The Company determined that it should perform its impairment testing of goodwill as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter and performed its annual testing at December 30, 2007. See Note 3 for a discussion of the impairment charges taken.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. The Company performed impairment tests on newspaper mastheads as of September 30, 2007 and December 30, 2007. See Note 3 for a discussion of the impairment charges taken.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) as of September 30, 2007 and December 30, 2007. No impairment loss was recognized on intangible assets subject to amortization.

Stock-based compensation—Pursuant to SFAS 123(R), beginning in fiscal 2006, all share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan (ESPP), are recognized in the financial statements based on their fair values. At December 30, 2007, the Company had six stock-based compensation plans. Total stock-based compensation expense was $7.2 million in fiscal 2007 and $7.1 million in fiscal 2006.

During fiscal 2005, if compensation costs for the Company’s stock-based compensation plans had been determined based upon the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

2005
Net Income:
As reported:	$160,519
Add stock-based compensation included in net income, net of income taxes	327
Deduct stock-based compensation under fair-value method for all awards, net of income taxes	(4,840)

Pro forma net income	$156,006

Earnings per common share:
As reported:
Basic	$3.44
Diluted	$3.42
Pro forma:
Basic	$3.35
Diluted	$3.32

Stock based compensation, net of taxes, would have reduced discontinued operations by approximately $540,000 in fiscal 2005 or approximately one cent per share in each year.

Income Taxes—The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense. See Note 7 for additional disclosures on FIN 48.

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

Long term debt. The fair value of long term debt is determined based on a number of observable inputs including the current market activity of the Company’s publicly traded notes, trends in investor demand and market values of comparable publicly traded debt. At December 30, 2007, the estimated fair value of long term debt was $2.3 billion compared to a carrying value of $2.5 billion.

Comprehensive income (loss)—The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity. Such changes relate primarily to valuing its pension liabilities, net of tax effects.

The following table summarizes the changes in other comprehensive income (loss) (in thousands):

	Pre-Tax	Tax	After-Tax
Year Ended December 30, 2007
Pension and post retirement plans:
Unamortized gain	$86,765	$(34,706)	$52,059
Prior service credit	15,145	(6,058)	9,087
Other comprehensive loss related to equity investments	(2,263)	905	(1,358)

	$99,647	$(39,859)	$59,788

Year Ended December 31, 2006
Minimum pension liability	$(1,038)	$415	$(623)

	$(1,038)	$415	$(623)

Year Ended December 25, 2005
Minimum pension liability	$(334)	$134	$(200)

	$(334)	$134	$(200)

Earnings per share (EPS)—Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method. The weighted average anti-dilutive stock options and restricted stock that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were 3,945,583 in fiscal 2007, 2,166,088 in fiscal 2006, and 531,698 in fiscal 2005.

Reclassifications—Certain prior period amounts have been reclassified to conform to the 2007 presentation.

New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.

In November 2007, the FASB agreed to defer the effective date of Statement 157 one full year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Management does not expect the adoption of SFAS 157 to have a material impact to the Company’s financial position or result of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 . This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact to the Company’s financial position or result of operations.

Business Combinations

In December 2007, the FASB issued Statement No. 141 (revised 2007) (SFAS 141(R)), Business Combinations. SFAS 141(R) established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. Management does not expect the adoption of SFAS 141(R) to have a material impact to the Company’s financial position or results of operations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires expanded disclosures in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management has not completed its analysis of the impact SFAS 160 will have, if any, on its consolidated financial statements.

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

Prior to the Acquisition, Knight Ridder published 32 daily newspapers in 29 U.S. markets, operated websites in all of its markets and owned a variety of internet and other investments which consisted of: 33.3% of CareerBuilder LLC (CareerBuilder) and ShopLocal LLC (ShopLocal), 25.0% of Topix.net (Topix), 21.5% of Classified Ventures LLC (Classified Ventures), 33.3% interest in SP Newsprint Company (SP), 13.5% interest in the Ponderay Newsprint Company (Ponderay) and 49.5% of The Seattle Times Company which owns The Seattle Times newspaper and weekly newspapers in the Puget Sound area, and daily newspapers located in Walla Walla and Yakima, Washington and in Portland, Maine and various other smaller investments. Knight Ridder was the founder and operator of Real Cities, the largest national advertising network of local news websites.

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

Acquisition Accounting:

Pursuant to Emerging Issues Task Force No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the McClatchy common stock issued on June 27, 2006 was valued based upon the average closing price of McClatchy common stock from March 8, 2006 through March 14, 2006 (two business days before and after the terms of the Acquisition were agreed to and announced), or $52.06 per share. As a result, the fair value of the 35.0 million shares of McClatchy common stock issued in the Acquisition was recorded at $1.8 billion, which was included in the total Acquisition purchase price of approximately $4.6 billion. The fair value of such shares declined to approximately $1.4 billion as of the Acquisition closing date (June 27, 2006), however the decline of $423.0 million in valuation had no effect on the total acquisition purchase price recorded. The difference is included in the allocation to goodwill in the allocation of the purchase price below and was written off in the impairment charges taken in 2007 (see Note 3).

The Acquisition was accounted for as a purchase. Pursuant to SFAS 141, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition.

The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of June 27, 2006, is presented below (in thousands):

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

$4,633,649

The following table summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company for fiscal 2006 and 2005 as though the Acquisition had taken place on the first day of each fiscal year (in thousands, except per share amounts):

	2006		2005
Revenues	$2,497,457		$2,463,133
Income from continuing operations	$185,570	(1)	$222,681	(1)
Income from continuing operations per diluted share	$2.27		$2.74

(1)	Includes $18.1 million of income tax benefits related to the Company’s recalculation of its deferred tax liabilities and assets.

Disposition Transactions:

In conjunction with the Acquisition, the Company divested 12 Knight Ridder newspapers for strategic and antitrust reasons. The divested newspapers were the Philadelphia Inquirer; Philadelphia Daily News; San Jose Mercury News; St. Paul Pioneer Press; Akron Beacon Journal (OH); Wilkes Barre Times Leader (PA); Aberdeen American News (SD); Grand Forks Herald (ND); Ft. Wayne News-Sentinel (IN); Contra Costa Times (CA); Monterey Herald (CA); and Duluth News Tribune (MN). The Company received cash proceeds of $2.0 billion (net of transaction costs). In addition, the buyers assumed $77.0 million of Knight Ridder retirement obligations related to certain newspapers. Four of the 12 newspapers were sold concurrently with the closing of the Acquisition. The remaining eight newspapers were owned for periods ranging from two days to 36 days following the closing of the Acquisition. The operating results of these eight divested newspapers for the periods they were owned by the Company, including interest expense and debt issuance costs related to bank debt incurred until their sales, are included in discontinued operations in the Company’s Consolidated Statement of Income in 2007. No accounting gain or loss was recognized on the sale of the 12 newspapers.

In July 2006, the Company sold 18.3% of its interest in each of CareerBuilder and ShopLocal, and 13.8% of its interest in Topix for an aggregate of $309.7 million in cash and used the proceeds to reduce debt. No accounting gain or loss was recognized on the sale of these investments. The Company retained a 15.0% interest in CareerBuilder and ShopLocal, and an 11.3% interest in Topix. Effective May 11, 2007, the Company’s interest in CareerBuilder declined to 14.4%, when Microsoft Corp. purchased an interest in CareerBuilder.

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper for $530.0 million. The Company expects to receive a total income tax benefit of approximately $200.0 million related to the sale. As of December 30, 2007, $185.0 million has been recorded as an income tax refund on the consolidated balance sheet and approximately $15 million was recouped through reductions to income taxes payable.

The results of Star Tribune’s operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented. The Company intends to use the proceeds from the income tax refund to reduce debt.

Revenues and loss from discontinued operations, net of income taxes, for fiscal 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006		2005
Revenues	$52,921	$423,058	(3)	$378,635

Income (loss) from discontinued operations before income taxes (2)	$(7,046)	$(522,531	) (3)	$71,011
Income tax benefit (expense)	(2,358)	183,459		(30,007)

Income (loss) from discontinued operations	$(9,404)	$(339,072	) (1)	$41,004

(1)	Includes an after-tax charge of $363.0 million to write down the net assets of the (Minneapolis) Star Tribune newspaper to fair market value based upon its anticipated sales proceeds.
(2)	Includes interest expense allocated to discontinued operations of $1.2 million, $24.2 million and $7.7 million in fiscal 2007, 2006 and 2005, respectively.
(3)	Includes revenues of $61.2 million and loss before income taxes of $14.6 million related to the eight divested newspapers owned for periods ranging from two days to 36 days following the closing of the Acquisition.

NOTE 3.	GOODWILL AND NEWSPAPER MASTHEAD IMPAIRMENT

Management performed its testing of impairment of goodwill and newspaper mastheads as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter. The fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions (see Note 1) that management believes were appropriate in the circumstances. As a result, the Company recorded an impairment charge related to goodwill of $1.2 billion and a newspaper masthead impairment charge of $250.4 million in the third quarter of 2007. A portion of goodwill impairment charge resulted from the accounting treatment of the value of common stock issued in the Acquisition which had resulted in $423.0 million additional goodwill being recorded, as discussed in Note 2.

The Company performed its annual impairment testing of goodwill and newspaper mastheads as of December 30, 2007. The fair values of the Company’s reporting units were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions (see Note 1) that management believes were appropriate in the circumstances. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon the stock market price) plus an estimated control premium, and factors in the fair value of the Company’s publicly traded debt. As a result of this reconciliation process, the Company recorded an impairment charge related to goodwill of $1.4 billion and a newspaper masthead impairment charge of $166.6 million in the fourth quarter of 2007.

NOTE 4.	INVESTMENTS IN UNCONSOLIDATED COMPANIES AND LAND HELD FOR SALE

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of December 30, 2007 and December 31, 2006 (dollars in thousands):

Company	% Ownership Interest	December 30, 2007	December 31, 2006
CareerBuilder, LLC	14.4	$224,699	$230,506
Classified Ventures, LLC	25.6	99,313	98,259
SP (general partnership)	33.3	19,455	40,666
Seattle Times Company (C-Corporation)	49.5	19,310	102,228
Ponderay (general partnership)	27.0	16,221	26,162
ShopLocal, LLC	15.0	10,907	10,993
Topix, LLC	11.3	9,074	9,956
McClatchy Tribune Information Services (joint venture)	50.0	1,627	773
Other	Various	668	670

		$401,274	$520,213

The Company primarily uses the equity method of accounting for these investments.

The Company generates revenue from CareerBuilder, Classified Ventures and ShopLocal products for online listings placed in its markets. In fiscal 2007, the Company recorded $73.6 million in revenue related to CareerBuilder products, $31.6 million related to Classified Ventures products and $3.9 million related to ShopLocal. In fiscal 2007, the Company had $4.0 million, $9.7 million and $573,000 in expenses for products and services provided by CareerBuilder, Classified Ventures and ShopLocal, respectively, related to the uploading and hosting of online advertising on behalf of the Company’s newspapers’ advertisers. As of December 30, 2007 and December 31, 2006, the Company had approximately $14.4 million and $11.3 million, respectively, in amounts payable to CareerBuilder, Classified Ventures, SP and Ponderay. In fiscal 2006, the Company recorded $32.3 million in revenue related to CareerBuilder products, $16.0 million related to Classified Ventures products and $2.0 million related to ShopLocal. In fiscal 2006, the Company had $2.0 million, $6.1 million and $0.1 million in expenses for products and services provided by CareerBuilder, Classified Ventures and ShopLocal, respectively. In fiscal 2005, the Company recorded $6.7 million in revenue related to Classified Ventures products and $2.6 million in expenses for products and services provided by Classified Ventures.

The Company has an annual purchase commitment for 86,000 metric tons of newsprint from SP. In January 2008, the commitment increases to 163,295 metric tons and is not affected by the pending sale discussed below. The Company is required to purchase 56,800 metric tons of newsprint of annual production from Ponderay on a “take-if-tendered” basis at prevailing market prices, until Ponderay’s debt is repaid.

During the second fiscal quarter of 2007, the Company expensed $7.8 million as its share of expense recorded by The Seattle Times Company (STC) to settle certain outstanding legal issues and amend the Joint Operating Agreement relating to STC and The Hearst Corporation’s Seattle newspaper.

As of September 30, 2007, management performed a review of its investments in unconsolidated subsidiaries and joint ventures. Due to continuing challenging business conditions, management determined that a loss in value of its investments in STC and Ponderay, which are other than temporary declines, should be recognized. As a result, the Company recorded a write down of $69.0 million and $6.0 million to reduce its investment in STC and Ponderay, respectively, to their fair values as of September 30, 2007. No write downs were required for the Company’s other investments in unconsolidated subsidiaries and joint ventures.

On January 18, 2008, the Company announced that it has entered into an agreement, along with the other general partners of SP Newsprint Co. (SP), to sell the partnership interests of SP for $350 million in cash. McClatchy is an equal one-third partner in SP along with affiliates of Cox Enterprises, Inc. and Media General,

Inc. The acquisition is expected to close during the first four months of 2008, subject to regulatory approval. The transaction is expected to generate after-tax proceeds of approximately $40 million which the Company plans to use for debt repayment and a pre-tax gain of between $30 million and $40 million.

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

NOTE 5.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their original weighted-average useful lives consisted of the following (in thousands):

	December 30, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(205,979)	$611,722	14 years
Other	26,261	(12,342)	13,919	8 years

Total	$843,962	$(218,321)	625,641

Other intangible assets not subject to amortization:
Newspaper mastheads			265,950

Total			891,531
Goodwill			1,042,880

Total intangible assets and goodwill			$1,934,471

	December 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(148,427)	$669,274	14 years
Other	26,161	(9,389)	16,772	8 years

Total	$843,862	$(157,816)	686,046

Other intangible assets not subject to amortization:
Newspaper mastheads			683,000

Total			1,369,046
Goodwill			3,559,828

Total intangible assets and goodwill			$4,928,874

Changes in identifiable intangible assets and goodwill in fiscal 2007 consisted of the following (in thousands):

	December 31, 2006	Additions		Impairment Charges/ Adjustments	Amortization Expense	December 30, 2007
Intangible assets subject to amortization:	$843,862	$25		$75	$—	$843,962
Accumulated amortization	(157,816)	—		(9)	(60,496)	(218,321)

	686,046	25		66	(60,496)	625,641
Mastheads and other (2)	683,000	—		(417,050)	—	265,950
Goodwill (2)	3,559,828	58,048	(1)	(2,574,996)	—	1,042,880

Total	$4,928,874	$58,073		$(2,991,980)	$(60,496)	$1,934,471

(1)	Relates primarily to revised estimates of deferred income tax assets and liabilities and acquired income tax reserves.
(2)	See Note 3.

Amortization expense was $60.5 million, $33.7 million and $4.9 million in fiscal 2007, 2006 and 2005, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year	Amortization Expense
2008	$60,936
2009	59,312
2010	58,634
2011	57,538
2012	57,368

NOTE 6.	LONG-TERM DEBT

As of December 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	December 30, 2007	December 31, 2006
Term A bank debt, interest at 6.07% and 6.12% at year-end 2007 and 2006, respectively	$550,000	$1,100,000
Revolving bank debt, interest at 6.02% and 6.10% at year-end 2007 and 2006, respectively	508,600	665,795
Publicly-traded notes:
$100 million 6.625% debentures due in 2007	—	100,025
$200 million 9.875% debentures due in 2009	207,327	212,950
$300 million 7.125% debentures due in 2011	303,497	304,512
$200 million 4.625% debentures due in 2014	176,180	172,705
$400 million 5.750% debentures due in 2017	363,600	359,848
$100 million 7.150% debentures due in 2027	91,162	90,717
$300 million 6.875% debentures due in 2029	271,461	270,117

Total debt	2,471,827	3,276,669
Less current portion	—	530,000

Long-term debt	$2,471,827	$2,746,669

The publicly-traded notes are stated net of unamortized discounts and premiums (totaling to discounts of $86.8 million and $89.1 million as of December 30, 2007 and December 31, 2006, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006 Acquisition date. The notes due in 2007 were refinanced on a long-term basis by drawing on the Company’s revolving credit facility on November 1, 2007 and accordingly, were included in long-term debt as of December 31, 2006.

The Company’s credit agreement, entered into on June 27, 2006, provided for a $3.2 billion senior unsecured credit facility (Credit Agreement) and was established in connection with the Acquisition. At closing, the Company’s new Credit Agreement consisted of a $1.0 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolver are due on June 27, 2011.

On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility. The Company subsequently repaid $1.7 billion of the Term A loan and $367.4 million of the revolving credit facility, primarily from proceeds received in the sale of the eight newspapers, net of income taxes paid on the tax gain on the sale (see Note 2), the sale of the Star Tribune newspaper, sales of other assets and cash generated from operations. A total of $304.0 million of funds were available under the revolving credit facility at December 30, 2007, based upon the Company’s current leverage covenant.

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

On November 21, 2007, Standard & Poor’s lowered its ratings on the Company. The corporate credit rating was lowered to ‘BB’ from ‘BB+’, with a negative rating outlook. On January 11, 2008, Moody’s downgraded the company’s corporate credit rating to ‘Ba2’ from ‘Ba1’. According to the Credit Agreement, the Company will pay interest at LIBOR plus 125.0 basis points on outstanding debt and its commitment fees are currently at 20.0 basis points.

The Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00 through September 28, 2008 and 3.00 to 1.00 from December 28, 2008 and thereafter; and a maximum leverage ratio (as defined in the Credit Agreement) of 5.00 to 1.00 through March 30, 2008; 4.75 to 1.00 from June 29, 2008 through September 28, 2008; 4.25 to 1.00 from December 28, 2008 to September 27, 2009; and declining to 4.00 to 1.00 on December 27, 2009 and thereafter. At December 30, 2007, the Company was in compliance with all debt covenants.

In addition, the Company’s Material Subsidiaries (as defined in the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement. These guarantees were effective May 4, 2007, and continue in effect upon the earlier of the termination of the Credit Agreement or the date which is one year after the date both ratings agencies have rated the Company’s bank debt as investment grade.

At December 30, 2007, the Company had outstanding letters of credit totaling $53.8 million, securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

The following table presents the approximate annual maturities of debt, based upon the Company’s required payments, for the next five years and thereafter (in thousands):

Year	Payments
2008	$—
2009	200,000
2010	—
2011	1,358,600
2012	—
Thereafter	1,000,000

2,558,600
Less net discount	(86,773)

Total debt	$2,471,827

NOTE 7.	INCOME TAXES

Income tax provision (benefit) related to continuing operations consist of (in thousands):

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Current:
Federal	$94,120	$103,807	$58,654
State	20,640	17,565	9,350
Deferred:
Federal	(235,880)	(4,748)	2,836
State	(35,462)	(29,234)	1,861

Income tax provision (benefit)	$(156,582)	$87,390	$72,701

The effective tax rate for continuing operations and the statutory federal income tax rate are reconciled as follows:

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	(0.5)%	3.9%	3.8%
Impact of change in state apportionment factors	—	(6.7)%	—
Goodwill impairment	29.7%	—	—
Other	0.4%	0.1%	(1.0)%

Effective tax rate	(5.4)%	32.3%	37.8%

The components of deferred tax assets and liabilities recorded in the Company’s Consolidated Balance Sheet on December 30, 2007 and December 31, 2006 are (in thousands):

	2007	2006
Deferred tax assets:
Compensation benefits	$113,129	$125,651
Basis difference, newspaper held for sale	—	201,698
State taxes	3,010	15,147
State loss carryovers	15,698	12,600
Other	7,922	15,997

Total deferred tax assets	139,759	371,093
Valuation allowance	(15,698)	(12,600)

Net deferred tax assets	124,061	358,493
Deferred tax liabilities:
Depreciation and amortization	551,928	656,052
Investments in unconsolidated subsidiaries	94,845	107,932
Other	6,098	52,649

Total deferred tax liabilities	652,871	816,633

Net deferred tax liabilities	$528,810	$458,140

The valuation allowance, which relates to state net operating loss carryovers, increased by $3.1 million and $12.6 million during 2007 and 2006, respectively.

The Company has varying amounts of net operating loss and capital loss carryovers in several states. The net operating losses expire in various years between 2017 and 2027 if not used. The capital loss carryovers will expire in 2012 if not used prior to that time.

As discussed in Note 1, the Company adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease to the Company’s retained earnings of approximately $2.2 million. The total amount of unrecognized tax benefits as of the date of adoption was $66.7 million. At December 31, 2007, the Company had unrecognized tax benefits of $64.3 million of which $6.5 million, if recognized, would impact the effective tax rate and approximately $11 million would reduce interest expense. The remaining amount of $46.8 million would impact goodwill from previous acquisitions. During fiscal 2007 and 2006, the Company recorded interest and penalties related to unrecognized tax benefits of approximately $6.6 million and $0.9 million, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits in fiscal 2005. Net accrued interest and penalties at December 30, 2007 and December 31, 2006, were approximately $16.8 million and $9.7 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$66,709
Increases based on tax positions prior to 2007	1,057
Decreases based on tax positions prior to 2007	(8,309)
Increases based on tax positions in 2007	8,510
Settlements	—
Lapse of statute of limitations	(3,706)

Unrecognized tax benefits as of December 30, 2007	$64,261

It is reasonably possible that a reduction of up to $12 million of unrecognized tax benefits may occur within 12 months as a result of the closure of certain audits and statutes of limitations.

The Company is currently under audit by the State of Oregon for years 2002 through 2005, and by the state of California for 2004 and 2005. Statutes remain open for federal purposes from 2004 through 2007 and for state purposes from 2002 through 2007.

NOTE 8.	EMPLOYEE BENEFITS

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

In fiscal 2006, the Company recorded an increase in accumulated comprehensive loss of $75.9 million, net of a related deferred tax asset of $31.5 million for (Minneapolis) Star Tribune plans being assumed by the buyer (see Note 2).

The Company sponsors defined benefit pension plans (retirement plans), which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide the required benefits. The Company made $40.0 million in voluntary contributions to its plans in fiscal 2006 (including $8.5 million to Star Tribune plans). No contributions to the Company’s plans were made in fiscal 2007. No contributions to the Company’s plans are currently planned for fiscal 2008.

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

Pension expense, assets and obligations include the impact of adding plans and benefits for new employees added in the Acquisition. In addition, the (Minneapolis) Star Tribune related plans which were assumed by the buyer have been excluded from expenses in continuing operations and other disclosures below.

Benefits related primarily to non-unionized employees of the (Minneapolis) Star Tribune (Plan O) were previously included in the McClatchy Retirement Plan, and were spun-off into a separate plan as of December 31, 2006. Plan O was assumed by the buyer (see Note 2), and accordingly, estimated costs related to this plan as well as plan assets and liabilities have been removed from the Company’s pension disclosures from continuing operations. As of December 31, 2007, the McClatchy and Knight Ridder Retirement Plans merged into one retirement plan. Accordingly, the Company treated the plans as merged for disclosure purposes as of December 30, 2007.

The elements of pension costs for continuing operations are as follows (in thousands):

	December 30, 2007	December 31, 2006	December 25, 2005
Service Cost	$37,621	$17,832	$13,642
Interest Cost	93,976	59,636	22,300
Expected return on plan assets	(108,500)	(68,221)	(29,255)
Prior service cost amortization	6,907	8,860	5,247
Actuarial loss	209	186	212

Net pension expense	$30,213	$18,293	$12,146

No material contributions were made to the Company’s multi-employer plans for continuing operations in fiscal 2007, 2006 or 2005.

The Company also provides or subsidizes certain life insurance benefits for employees. The elements of post-retirement expenses for continuing operations are as follows (in thousands):

	December 30, 2007	December 31, 2006	December 25, 2005
Service cost	$853	$485	$2
Interest cost	3,100	2,172	253
Actuarial loss	(35)	—	—
Prior service cost amortization	(156)	—	—

Net post-retirement benefit expense	$3,762	$2,657	$255

Expected benefit payments to retirees under the Company’s retirement and post-retirement plans over the next ten years are summarized below (in thousands):

	Retirement Plans	Post-retirement Plans
2008	$66,412	$8,562
2009	69,616	7,275
2010	73,144	5,549
2011	77,169	4,433
2012	82,383	3,809
2013-2017	387,316	13,937

Total	$756,040	$43,565

The following tables provide reconciliations of the plans’ benefit obligations, fair value of assets, funded status and amounts recognized in the Company’s Consolidated Balance Sheet at December 30, 2007 and December 31, 2006 (in thousands):

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,554,693	$526,190	$71,593	$4,232
Service cost	37,621	19,481	853	485
Interest cost	93,976	65,239	3,100	2,172
Plan participants’ contributions	—	—	1,951	1,465
Actuarial (gain)/loss	(68,658)	35,621	(9,899)	6,606
Gross benefits paid	(65,997)	(44,844)	(9,090)	(5,625)
less: federal subsidy on benefits paid	—	—	—	246
Acquisition	—	1,091,630	—	62,012
Administrative Expenses	(2,017)	—	—	—
Spin-off of Plan O	—	(138,624)	—	—
Plan amendments	(42)	—	(15,051)	—

Benefit obligation, end of year	$1,549,576	$1,554,693	$43,457	$71,593

Accumulated benefit obligation, end of year	$1,454,445	$1,449,074	N/A	N/A

Change in Plan Assets
Fair value of plan assets, beginning of year	$1,328,412	$451,243	$—	$—
Actual return on plan assets	114,155	169,953	—	—
Employer contribution	7,294	35,394	7,139	4,160
Plan participants’ contributions	—	—	1,951	1,465
Gross benefits paid	(65,997)	(45,765)	(9,090)	(5,625)
Acquisition	—	864,793	—	—
Administrative expenses	(2,017)	—	—	—
Spin-off of Plan O	(4,320)	(147,063)	—	—
Other	—	(143)	—	—

Fair value of plan assets, end of year	$1,377,527	$1,328,412	$—	$—

Funded Status
Fair value of plan assets	$1,377,527	$1,328,412	$—	$—
Benefit obligations	(1,549,576)	(1,554,693)	(43,457)	(71,593)

Funded status and amount recognized, end of year	$(172,049)	$(226,281)	$(43,457)	$(71,593)

Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$32,457	$—	$—
Current liability	(6,708)	(6,741)	(8,562)	(10,478)
Noncurrent liability	(165,341)	(251,997)	(34,895)	(61,115)

	$(172,049)	$(226,281)	$(43,457)	$(71,593)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	$(344)	$76,556	$(3,209)	$6,655
Prior service cost/(credit)	1,022	1,273	(14,895)	—

	$678	$77,829	$(18,104)	$6,655

The assets of certain plans are commingled in a Master Trusts and, as of December 30, 2007 and December 31, 2006, the measurement dates for the plans, assets and related target allocations are as follows (dollars in thousands):

	December 30, 2007	December 31, 2006	2008 Target Allocation
Equity securities	$889,755	$871,386	62%
Debt securities	419,577	373,788	28%
Real estate securities	30,749	55,383	5%
Commodities	25,385	17,542	5%
Cash equivalents and other	12,061	10,313	0%

Plan assets	$1,377,527	$1,328,412	100%

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

The Company’s policy seeks to provide an appropriate level of diversification of assets, as reflected in its target allocations, as well as limits placed on concentrations of equities in specific sectors or industries. It uses a mix of active managers and passive index funds. The Company’s expected return on long-term assets was determined through consultation with the Company’s investment consultants by using projected returns for each asset class, factoring in both passive and active management of funds where appropriate, and developing a weighted average return based upon its target asset allocations as discussed above.

The Company’s discount rate was determined by matching a portfolio long-term, non-callable, high quality bonds to the plans’ projected cash flows and through consultation with the Company’s actuaries.

Weighted average assumptions used for valuing benefit obligations were:

	2007	2006
Discount rate in determining pension benefit obligation	6.41%	5.97%
Discount rate in determining post-retirement obligations	5.93%	5.64%
Rates of salary increase	3.2 to 5.0%	3.7 to 5.0%
Long-term return on assets	8.5%	8.5%

The following table summarizes data for pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	December 30, 2007	December 31, 2006
Projected benefit obligation	$105,847	$1,209,891
Accumulated benefit obligation	98,260	1,149,790
Fair value of plan assets	—	951,153

The following table summarizes data for pension plans with projected benefit obligations in excess of plan assets (in thousands):

	December 30, 2007	December 31, 2006
Projected benefit obligation	$1,549,576	$1,209,891
Fair value of plan assets	1,377,527	951,153

For the post-retirement plans, the medical cost trend rates are expected to decline from 9.25% in 2007 to 5.50% by the year 2013. A 1.0% increase in the assumed health care cost trend rate would increase the benefit obligation by $302,000. A 1.0% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $266,000.

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. The Company’s mandatory matching contributions to the 401(k) plans were $13.1 million, $9.5 million and $5.3 million in fiscal 2007, 2006 and 2005, respectively.

In the third quarter of 2007, the Company entered into an agreement with the Pension Benefit Guaranty Corporation (PBGC) to guarantee certain potential pension plan termination liabilities associated with the plans maintained by certain divested Knight Ridder newspapers (see Note 2). The guarantee covers any of the plans terminating prior to September 1, 2009 on account of financial distress. The maximum guarantee under each plan is no greater than the termination liability at the time of the divestiture of the plan sponsor, and the liability amount is reduced by contributions made by the plan sponsor going forward and by additional amounts recovered from the plan sponsor in connection with any such termination. PBGC may only seek payment under the guarantee if it has exhausted all reasonable efforts to obtain payment from the current sponsors of the plans. The Company believes the likelihood of its being required to perform under this guarantee is remote given the short duration of the guarantee, and the number of pension plans and plan sponsors involved. The gross amount of potential termination liabilities subject to the guarantee is $126.3 million spread among a number of different plan sponsors and pension plans. The Company recorded an expense in discontinued operations and a corresponding liability of $2.5 million for the fair value of the guarantee. Such liability will be amortized into income of discontinued operations over the remaining term of the guarantee.

NOTE 9.	CASH FLOW INFORMATION

Cash paid during the fiscal 2007, 2006 and 2005 for interest and income taxes were (in thousands):

	2007	2006	2005
Interest paid (net of amount capitalized)	$191,003	$92,692	$6,656
Income taxes paid (net of refunds)	$34,842	$904,803	$104,320

Net cash provided (used) by operating activities of discontinued operations are summarized below (in thousands):

	2007	2006	2005
Income (loss) from discontinued operations	$(9,404)	$(339,072)	$41,004
Reconciliation to net cash provided (used) by discontinued operations:
Write down of net assets held for sale	—	565,419	—
Payment of income taxes related to sale of 12 newspapers	—	(690,300)	—
Depreciation and amortization	—	17,556	26,458
Deferred taxes related to newspaper held for sale	5,310	(214,298)	—
Change in control payments to former Knight Ridder employees	—	(92,960)	—
Changes in assets and liabilities and other, net	8,308	(50,418)	(18,694)

Net cash provided (used) by operating activities of discontinued operations	$4,214	$(804,073)	$48,768

Cash provided (used) by investing activities of discontinued operations are summarized below (in thousands):

	2007	2006	2005
Proceeds from sale of 12 newspapers	$—	$1,990,269	$—
Proceeds from sale of newspaper	522,922	—	—
Purchases of property, plant and equipment	(4,837)	(14,083)	(12,399)

Net cash provided (used) by investing activities of discontinued operations	$518,085	$1,976,186	$(12,399)

In fiscal 2006, the Company’s non-cash investing and financing activities consisted of the issuance of Class A common stock of $1.8 billion and the assumption of $1.9 billion of long-term debt in connection with the Acquisition.

In fiscal 2005, the Company’s non-cash investing activity consisted of an exchange of property, plant and equipment of $4.4 million.

NOTE 10.	COMMITMENTS AND CONTINGENCIES

The Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2012, totaling $7.7 million.

The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through December 2019. Total rental expense from continuing operations amounted to $14.9 million in fiscal 2007, $9.1 million in fiscal 2006 and $4.3 million in fiscal 2005. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses.

Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):

Year	Amount
2008	$14,582
2009	11,380
2010	9,997
2011	7,587
2012	5,671
Thereafter	18,306

Total	$67,523

The Company has subleased office space to other companies under noncancellable agreements which expire at various dates through 2015. As of December 30, 2007, aggregate minimum sublease rental payments to be received through 2015 were $2.7 million. The Company’s minimum lease payments presented above have not been reduced by minimum sublease rental payments to be received. Sublease income from operating leases totaled $388,000 and $77,000 in fiscal 2007 and fiscal 2006, respectively. The Company did not record any sublease income in fiscal 2005.

On January 7, 2008, the Company entered into a partner support agreement, along with the other general partners, with regard to SP Newsprint Co. (SP). The partner support agreement stipulates that in the event that a purchase and sale agreement for SP is terminated after it has been executed, the partners shall make cash equity contributions to SP (see Note 4) of no greater than $7.3 million per partner to pay down debt and to fund liquidity needs.

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

NOTE 11.	COMMON STOCK AND STOCK PLANS

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

At December 30, 2007, the Company has six stock-based compensation plans, which are described below. The Company applied APB Opinion 25 and related interpretations in accounting for its plans in fiscal 2005 and prior years. The Company has adopted SFAS No. 123(R) for its stock plans effective December 26, 2005, the first day of fiscal 2006 (see Note 1).

The Company’s Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of “fair market value” (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 30, 2007, a total of 1,649,571 shares of Class A common stock have been issued under the Purchase Plan. At the 2008 shareholders meeting, the shareholders will be asked to approve an increase of 2,750,000 shares available for issuance under the Purchase Plan.

The Company has two stock option plans which reserve 4,062,500 Class A common shares for issuance to key employees—the 1994 and 1997 plans (Employee Plans). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A common stock on the date of grant.

The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative for option grants made under these plans. The 1994 plan (which has 1,554,950 outstanding grants at December 30, 2007) expired in January 2004 and has been replaced by the 2004 stock incentive plan (see the discussion below).

The Company’s two amended and restated stock option plans for outside directors (the 1990 Stock Option Plan and the 2001 Director Plan, together the Directors’ Plans) provide for the issuance of up to 687,500 shares of Class A stock. Under these plans each non-employee director is granted, at the conclusion of each regular annual meeting of stockholders, an option to purchase shares of Class A common stock at fair market value on the date of the grant. In 2006 and 2005, each such director was granted an option to purchase 3,000 shares of Class A common stock. In 2007, each director was granted 1,200 shares of Class A common stock. Terms of the Directors’ Plans are similar to the terms of the Employee Plans.

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

Beginning in fiscal 2005, the Company awarded stock-settled stock appreciation rights (SARs) in lieu of stock options. The SARs were granted at fair market value, have a ten-year term and vest in four equal annual installments beginning on March 1 following the year for which the award was made.

Outstanding options and SARs are summarized as follows:

	Options/ SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 26, 2004	2,919,125	$53.95	$49,486
Granted	567,500	$59.92
Exercised	(187,675)	$40.58	$5,315
Forfeited	(50,250)	$65.07

Outstanding December 25, 2005	3,248,700	$55.60	$20,767
Granted	906,000	$42.75
Exercised	(32,375)	$36.34	$510
Forfeited	(58,250)	$63.54

Outstanding December 31, 2006	4,064,075	$52.78	$4,857
Granted	1,468,000	$13.86
Exercised	(69,625)	$26.55	$752
Forfeited	(124,000)	$61.12
Expired	(261,650)	$55.77

Outstanding December 30, 2007	5,076,800	$41.53	$—

Vested and Expected to Vest December 30, 2007	4,744,287	$42.65	$—

Options exercisable:
December 25, 2005	1,447,450		$19,105
December 31, 2006	1,908,325		$4,166
December 30, 2007	2,100,175		$—

As of December 30, 2007, there were $9.0 million of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s plans. The cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the years ended December 30, 2007, December 31, 2006 and December 25, 2005 was $7.0 million, $6.7 million and $5.8 million, respectively.

The following tables summarize information about stock options and SARs outstanding in the stock plans at December 30, 2007:

Range of Exercise Prices	Options/ SARs Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$13.22	1,432,000	9.95	$13.22	—	$—
$26.19 - $42.50	1,457,725	6.30	$40.87	580,225	$38.59
$45.98 - $59.58	1,272,700	5.81	$54.49	920,950	$53.08
$60.35 - $73.36	914,375	6.37	$68.86	599,000	$68.40

$13.22 - $73.36	5,076,800	7.22	$41.53	2,100,175	$53.45

The weighted average remaining contractual life on options exercisable at December 30, 2007 was 4.6 years. The weighted average remaining contractual life of options vested and expected to vest at December 30, 2007 was 7.0 years. The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees. The expected dividend yield is based on historical dividends declared per year, giving consideration for any anticipated change and the estimated stock price over the expected life of the options based on historical experience. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life for shares granted in fiscal 2007 and 2006, and for a one-year look back period for shares granted prior to fiscal 2006. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006	2005
Expected life in years	5.38	5.33	5.1
Dividend yield	3.46	1.73	1.22
Volatility	.21	.19	.16
Risk-free interest rate	3.36%	4.48%	4.40%
Weight average exercise price of options/SARs granted	$13.86	$42.75	$59.92
Weighted average fair value of options/SARS granted	$2.20	$9.08	$12.08

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

The Company issued a total of 65,000 shares of restricted Class A Common Stock to its Chief Executive Officer: (1) 40,000 shares on January 25, 2005, at the Company’s closing stock price of $70.55, which vest on January 25, 2009, subject to certain performance criteria and (2) 25,000 shares on January 24, 2006, at the Company’s closing stock price of $58.05, which vest over four annual installments, subject to certain performance criteria, beginning on January 24, 2007. At this time, the Company expects such performance criteria to be met and is expensing the related stock-based compensation over the respective four-year periods. As of December 30, 2007, a total of 58,750 shares of restricted stock remain outstanding and unvested.

NOTE 12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company’s business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the holiday seasons. The first quarter is historically the slowest quarter for revenues and profits. The Company’s quarterly results are summarized as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter (1)	4th Quarter (2)
2007
Net revenues	$566,558	$580,027	$540,344	$573,434
Operating income (loss)	87,388	117,381	(1,336,845)	(1,433,876)
Income (loss) from continuing operations	14,513	34,531	(1,345,187)	(1,430,466)
Income (loss) from discontinued operations	(5,483)	705	(1,546)	(3,080)
Income (loss) from continuing operation per common share—diluted	0.18	0.42	(16.40)	(17.42)
Income (loss) from discontinued operations per common share—diluted	(0.07)	0.01	(0.02)	(0.04)

2006
Net revenues	$194,463	$212,000	$595,128	$673,599
Operating income	35,279	52,261	113,683	145,685
Income from continuing operations	21,781	32,189	52,610	76,915
Income (loss) from discontinued operations	5,946	11,947	(779)	(356,186)
Income from continuing operations per common share—diluted	0.46	0.69	0.65	0.94
Income (loss) from discontinued operations per common share—diluted	0.13	0.25	(0.01)	(4.34)

(1)	Includes goodwill and masthead impairment of $1.4 billion. See Note 3.
(2)	Includes goodwill and masthead impairment of $1.6 billion. See Note 3.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our last fiscal quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The McClatchy Company (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s financial statements presented in accordance with generally accepted accounting principles in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 30, 2007.

The McClatchy Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears on page 33.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions “Nominees for Class A Directors,” “Nominees for Class B Directors” and “Other Executive Officers” under the heading “Election of Directors” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

In addition, the names of each member of, as well as other information about, the Company’s standing Audit Committee contained under the caption “Audit Committee” under the heading “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.

Audit Committee Financial Experts—The Board of Directors of McClatchy has determined that S. Donley Ritchey, Chair of the Audit Committee, and Leroy Barnes Jr., Audit Committee member, are audit committee financial experts as defined by Item 407(d)(5) of Regulation S-K of the Securities and Exchange Act of 1934, as amended (the Exchange Act) and are independent as defined by the listing standards of the New York Stock Exchange.

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

The McClatchy Company

By:	/s/ GARY B. PRUITT
Gary B. Pruitt, Chairman, President and Chief Executive Officer

Date	February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ GARY B. PRUITT
Gary B. Pruitt, Chairman of the Board, President, Chief Executive Officer and Director

Date:	February 28, 2008

Principal Financial Officer:

By:	/s/ PATRICK J. TALAMANTES
Patrick J. Talamantes, Vice President, Finance and Chief Financial Officer

Date:	February 28, 2008

Principal Accounting Officer:

By:	/s/ LAWRENCE D. EDGAR
Lawrence D. Edgar, Controller

Date:	February 28, 2008

Directors:

By:	/s/ ELIZABETH BALLANTINE
Elizabeth Ballantine, Director

Date:	February 28, 2008

By:	/s/ LEROY BARNES, JR.
Leroy Barnes, Jr., Director

Date:	February 28, 2008

By:	/s/ WILLIAM K. COBLENTZ
William K. Coblentz, Director

Date:	February 28, 2008

Directors (continued):

By:	/s/ MOLLY MALONEY EVANGELISTI
Molly Maloney Evangelisti, Director

Date:	February 28, 2008

By:	/s/ KATHLEEN FOLEY FELDSTEIN
Kathleen Foley Feldstein, Director

Date:	February 28, 2008

By:	/s/ R. LARRY JINKS
R. Larry Jinks, Director

Date:	February 28, 2008

By:	/s/ JOAN F. LANE
Joan F. Lane, Director

Date:	February 28, 2008

By:	/s/ BROWN MCCLATCHY MALONEY
Brown McClatchy Maloney, Director

Date:	February 28, 2008

By:	/s/ KEVIN S. MCCLATCHY
Kevin S. McClatchy, Director

Date:	February 28, 2008

By:	/s/ WILLIAM MCCLATCHY
William McClatchy, Director

Date:	February 28, 2008

By:	/s/ THEODORE R. MITCHELL
Theodore R. Mitchell, Director

Date:	February 28, 2008

By:	/s/ P. ANTHONY RIDDER
P. Anthony Ridder, Director

Date:	February 28, 2008

By:	/s/ S. DONLEY RITCHEY
S. Donley Ritchey, Director

Date:	February 28, 2008

By:	/s/ FREDERICK R. RUIZ
Frederick R. Ruiz, Director

Date:	February 28, 2008

TABLE OF EXHIBITS

Exhibit	Description
2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company’s By-laws as amended as of June 22, 2006, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed June 28, 2006.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1*	Credit Agreement dated June 27, 2006 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.2*	Amendment 1 to Credit Agreement dated March 28, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 99.1 in the Company’s Current Report on Form 8-K filed April 2, 2007.

10.3*	Amendment 2 to Credit Agreement dated July 30, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed July 31, 2007.

10.4*	General Continuing Guaranty dated May 4, 2007 by each Material Subsidiary in favor of the Lenders party to the Credit Agreement dated June 27, 2006 by and between The McClatchy Company, the Lenders and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ending on April 1, 2007.

10.5*	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company’s Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.6*	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

**10.7*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 30, 2000.

**10.8*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.9*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s 2002 Report on Form 10-K.

**10.10*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Report on Form 10-K.

**10.11*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.12*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.13*	Amendment 1 to The McClatchy Company 2004 Stock Incentive Plan dated January 23, 2007 included as Exhibit 10.10 to the Company’s 2006 Report on Form 10-K.

Exhibit	Description
**10.14*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 28, 2005.

**10.15*	The Company’s Amended and Restated Chief Executive Bonus Plan, included as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.16*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company’s 2003 Form 10-K.

10.17*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

**10.18*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s 2002 Report on Form 10-K.

**10.19*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007 included as Exhibit 10.16 to the Company’s 2006 Report on Form 10-K.

**10.20*	The Company’s Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company’s 2005 Report on Form 10-K.

**10.21*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007 included as Exhibit 10.18 to the Company’s 2006 Report on Form 10-K.

10.22*	Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 26, 2006.

10.23*	Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.23 in the Company’s Quarterly Report on Form 10Q filed for the quarter ending July 1, 2007.

10.24*	Amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.24 in the Company’s Quarterly Report on Form 10Q filed for the quarter ending July 1, 2007.

**10.25	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company’s 2004 Stock Incentive Plan.

12	Computation of Earnings to Fixed Charges Ratio.

21*	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors