Form 10-Q
period 2008-03-30
MCCLATCHY CO
filed 2008-05-09
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 30, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824

(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)
916-321-1846
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ] Yes      [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]                                                                                     Accelerated filer [   ]
Non-accelerated filer   [   ] (Do not check if smaller reporting company)
Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).
[ ]	Yes	[X]	No

As of May 6, 2008, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	57,266,620
Class B Common Stock	25,050,962

THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

ASSETS	March 30,	December 30,
CURRENT ASSETS:	2008	2007
Cash and cash equivalents	$12,325	$25,816
Trade receivables – (less allowance of $11,718 in 2008 and $11,416 in 2007)	236,725	289,550
Other receivables	23,462	19,677
Newsprint, ink and other inventories	44,849	36,230
Deferred income taxes	27,077	27,077
Prepaid income taxes	31,485	60,758
Income tax refund	185,059	185,059
Land and other assets held for sale	177,536	177,436
Other current assets	21,986	20,636
	760,504	842,239
PROPERTY, PLANT AND EQUIPMENT:
Land	205,091	205,080
Building and improvements	396,315	395,553
Equipment	845,608	846,664
Construction in progress	17,476	17,183
	1,464,490	1,464,480
Less accumulated depreciation	(538,262)	(522,388)
	926,228	942,092
INTANGIBLE ASSETS:
Identifiable intangibles - net	876,218	891,591
Goodwill	1,042,880	1,042,880
	1,919,098	1,934,471

INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	383,396	401,274
Other assets	16,844	17,843
	400,240	419,117
TOTAL ASSETS	$4,006,070	$4,137,919

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED) - Continued
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 30,	December 30,
CURRENT LIABILITIES:	2008	2007
Accounts payable	$74,236	$93,626
Accrued compensation	92,614	104,892
Income taxes payable	4,539	20,861
Unearned revenue	85,584	82,461
Accrued interest	30,805	28,246
Accrued dividends	14,800	14,788
Other accrued liabilities	42,775	44,642
	345,353	389,516

NON-CURRENT LIABILITIES:
Long-term debt	2,396,370	2,471,827
Deferred income taxes	554,017	555,887
Pension and postretirement obligations	205,091	200,318
Other long-term obligations	95,935	94,831
	3,251,413	3,322,863
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares, issued
57,180,022 in 2008 and 57,105,279 in 2007	572	571
Class B - authorized 60,000,000 shares,
issued 25,050,962 in 2008 and 2007	251	251
Additional paid-in capital	2,199,204	2,197,041
Accumulated deficit	(1,796,947)	(1,781,298)
Treasury stock, 5,264 shares in 2008 and 3,029 shares in 2007 at cost	(144)	(122)
Accumulated other comprehensive income	6,368	9,097
	409,304	425,540
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,006,070	$4,137,919 $

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED) (In thousands, except per share amounts)
	Three Months Ended
	March 30,	April 1,
	2008	2007
REVENUES - NET:
Advertising	$404,023	$477,023
Circulation	67,864	71,880
Other	16,396	17,655
	488,283	566,558
OPERATING EXPENSES:
Compensation	218,853	236,324
Newsprint and supplements	60,458	75,417
Depreciation and amortization	36,382	37,833
Other operating expenses	115,856	129,596
	431,549	479,170

OPERATING INCOME	56,734	87,388

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(45,277)	(53,785)
Interest income	96	64
Equity losses in unconsolidated companies - net	(13,124)	(9,749)
Other - net	914	(48)
	(57,391)	(63,518)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(657)	23,870

INCOME TAX PROVISION	336	9,357

INCOME (LOSS) FROM CONTINUING OPERATIONS	(993)	14,513

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES	144	(5,483)

NET INCOME (LOSS)	$(849)	$9,030

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income (loss) from continuing operations	$(0.01)	$0.18
Income (loss) from discontinued operations	-	(0.07)
Net income (loss) per share	$(0.01)	$0.11

Diluted:
Income (loss) from continuing operations	$(0.01)	$0.18
Income (loss) from discontinued operations	-	(0.07)
Net income (loss) per share	$(0.01)	$0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	82,177	81,885
Diluted	82,177	81,982

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended
	March 30,	April 1,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(993)	$14,513
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	36,382	37,833
Employee benefit expense	6,097	9,249
Stock compensation expense	1,345	2,182
Equity loss in unconsolidated companies	13,124	9,749
Write-off of deferred financing costs	3,383	-
Other	1,734	1,210
Changes in certain assets and liabilities:
Trade receivables	52,825	40,761
Inventories	(8,619)	8,677
Other assets	(4,409)	876
Accounts payable	(20,080)	(42,911)
Accrued compensation	(12,278)	(25,991)
Income taxes	12,951	(38,032)
Other liabilities	4,078	(2,779)

Net cash provided by operating activities of continuing operations	85,540	15,337
Net cash provided (used) by operating activities of discontinued operations	(186)	2,501
Net cash provided by operating activities	85,354	17,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,754)	(12,815)
Equity investments	(735)	(1,200)
Other - net	34	162
Net cash used by investing activities of continuing operations	(5,455)	(13,853)
Proceeds from sale of newspaper, net of transaction costs	-	522,922
Other	-	(4,837)
Net cash provided by investing activities of discontinued operations	-	518,085
Net cash provided (used) by investing activities	(5,455)	504,232

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term bank debt	-	(350,000)
Net repayments of revolving bank debt	(76,052)	(170,599)
Payment of financing costs	(3,346)	-
Payment of cash dividends	(14,789)	(14,739)
Other - principally stock issuances	797	3,832
Net cash used by financing activities	(93,390)	(531,506)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,491)	(9,436)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,816	19,581

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,325	$10,145

OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$(13,143)	$46,656
Interest (net of capitalized interest)	$35,809	$51,786

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Par Value		Paid-In	Accumulated	Comprehensive	Treasury
	Class A	Class B	Capital	Deficit	Income	Stock	Total
BALANCES, DECEMBER 30, 2007	$571	$251	$2,197,041	$(1,781,298)	$9,097	$(122)	$425,540
Net loss				(849)			(849)
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain/prior service credit					91		91
Other comprehensive loss related to
investments in unconsolidated companies					(2,820)		(2,820)
Other comprehensive loss							(2,729)
Total comprehensive loss							(3,578)
Dividends declared ($.18 per share)				(14,800)			(14,800)
Issuance of 76,978 Class A shares under stock plans	1		818				819
Stock compensation expense			1,345				1,345
Purchase of 2,235 shares of treasury stock						(22)	(22)
BALANCES, MARCH 30, 2008	$572	$251	$2,199,204	$(1,796,947)	$6,368	$(144)	$409,304

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the Company) is the third largest newspaper company in the United States based upon daily circulation, with 30 daily newspapers and approximately 50 non-dailies in 29 markets across the country.  McClatchy also operates leading local websites and direct marketing operations in each of its markets which complement its newspapers and extend its audience reach in each market.  The Company’s newspapers include, among others, The Miami Herald, The Sacramento Bee, The (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder LLC, the nation’s largest online job site, and 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as: the auto website, cars.com: and the rental site, apartments.com. McClatchy is listed on the New York Stock Exchange under the symbol MNI.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring items) to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 30, 2007.

Stock-based compensation - All share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan, are recognized in the financial statements based on their fair values.  At March 30, 2008, the Company had six stock-based compensation plans.  Total stock-based compensation expense from continuing operations was $1.3 million and $2.1 million for the first fiscal quarter of 2008 and 2007, respectively.

Income Taxes - The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  Penalties, if incurred, are recognized as a component of income tax expense.  There have been no significant changes to the Company’s unrecognized tax benefits in the first quarter of 2008.

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity.  The following table summarizes the composition of total comprehensive income (loss) (in thousands):

	For the Three Months Ended
	March 30, 2008	April 1, 2007
Net income (loss)	$(849)	$9,030
Pension amortization from other comprehensive income, net of tax	91	-
Other comprehensive loss related to equity investments	(2,820)	-
Total comprehensive income (loss)	$(3,578)	$9,030

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method.  The weighted average anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for first fiscal quarter of 2008 and 2007 were 5,066,965 and 3,837,225, respectively.

New Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.  SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value.  The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs.  If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date.  SFAS 159 was effective for the Company on December 31, 2007.  The Company did not apply the fair value option to any of the Company’s outstanding instruments and, therefore, SFAS 159 did not have an impact on the Company’s financial position or result of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 was effective for the Company on December 31, 2007 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually).  For all other nonfinancial assets and liabilities, SFAS 157 is effective for the Company on December 29, 2008.  As it relates to the Company’s financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Consolidated Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact on the Company’s Consolidated Financial Statements.  Management does not expect the adoption of SFAS 157 for nonfinancial assets and liabilities not valued on a recurring basis (at least annually) to have a material impact to the Company’s financial position or result of operations.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Additionally, SFAS 160 requires expanded disclosures in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  Management has not completed its analysis of the impact SFAS 160 will have, if any, on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on December 29, 2008. Management has not completed its analysis of the impact SFAS 161 will have, if any, on its consolidated financial statements.

NOTE 2.   DIVESTITURES

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper for $530 million.  The Company received an income tax benefit of approximately $200 million related to the sale.  Approximately $15 million was recouped through reductions to income taxes payable and $185 million was recorded as a current income tax refund receivable on the Consolidated Balance Sheet as of March 30, 2008. The Company received the refund in April 2008 and used it to reduce debt.

The results of Star Tribune's operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented.

Revenues and loss from discontinued operations, net of income taxes, for the three months ended March 30, 2008 and April 1, 2007 were as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenues	$-	$52,903

Income (loss) from discontinued operations before income taxes (1)	247	(4,783)
Income tax expense	103	700
Income (loss) from discontinued operations	$144	$(5,483)

(1) Includes interest expense allocated to discontinued operations of $1.2 million for the three months ended April 1, 2007.

NOTE 3.   INVESTMENTS IN UNCONSOLIDATED COMPANIES

The following is the Company's ownership interest and carrying value of investments in unconsolidated companies and joint ventures (dollars in thousands):

Company	% Ownership Interest	March 30, 2008	December 30, 2007
CareerBuilder, LLC	14.4	$220,054	$224,699
Classified Ventures, LLC	25.6	97,207	99,313
Ponderay Newsprint Company (general partnership)	27.0	15,918	16,221
SP Newsprint Company (general partnership)	33.3	15,888	19,455
Seattle Times Company (C-Corporation)	49.5	12,061	19,310
ShopLocal, LLC	15.0	11,136	10,907
Topix, LLC	11.3	8,827	9,074
McClatchy Tribune Information Services (joint venture)	50.0	1,650	1,627
Other	Various	655	668
		$383,396	$401,274

Except in very limited cases, the Company uses the equity method of accounting for investments.

McClatchy and its partners, affiliates of Cox Enterprises, Inc. and Media General, Inc., completed the sale of SP Newsprint Company on March 31, 2008 (the first day of the Company’s second fiscal quarter).  The Company expects to record an after-tax gain on the transaction in the second quarter of 2008 in the range of $20 million to $21 million.  The Company used the $55 million of proceeds it received from the sale to reduce debt in the second quarter of 2008.

NOTE 4. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following (in thousands):
	March 30, 2008
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(220,367)	$597,334	14 years
Other	26,266	(13,332)	12,934	8 years
Total	$843,967	$(233,699)	$610,268

Other intangible assets not subject to amortization:
Newspaper mastheads			265,950
Total			876,218
Goodwill			1,042,880
Total intangible assets and goodwill			$1,919,098

	December 30, 2007
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(205,979)	$611,722	14 years
Other	26,261	(12,342)	13,919	8 years
Total	$843,962	$(218,321)	$625,641

Other intangible assets not subject to amortization:
Newspaper mastheads			265,950
Total			891,591
Goodwill			1,042,880
Total intangible assets and goodwill			$1,934,471

Amortization expense for continuing operations was $15.4 million and $15.0 million in the first fiscal quarters of 2008 and 2007, respectively.

The estimated amortization expense for the remainder of fiscal 2008 and the five succeeding fiscal years is as follows (in thousands):
Amortization
Year	Expense

2008 (remaining)	$45,558
2009	59,312
2010	58,634
2011	57,538
2012	57,368
2013	56,228

NOTE 5.    LONG-TERM DEBT

As of March 30, 2008 and December 30, 2007, long-term debt consisted of the following (in thousands):

	March 30, 2008	December 30, 2007
Term A bank debt, interest of 4.96% at March 30, 2008 and 6.07% at December 30, 2007	$550,000	$550,000
Revolving bank debt, interest of 4.64% at March 30, 2008 and 6.02% at December 30, 2007	432,547	508,600
Publicly traded notes:
$200 million 9.875% debentures due in 2009	205,921	207,327
$300 million 7.125% debentures due in 2011	303,243	303,497
$200 million 4.625% debentures due in 2014	177,050	176,180
$400 million 5.750% debentures due in 2017	364,538	363,600
$100 million 7.150% debentures due in 2027	91,274	91,162
$300 million 6.875% debentures due in 2029	271,797	271,461
Total long-term debt	$2,396,370	$2,471,827

The publicly traded notes are stated net of unamortized discounts and premiums resulting from recording such assumed liabilities at fair value as of the June 27, 2006 acquisition date of Knight-Ridder, Inc.

In the second quarter of 2008, the Company announced a tender offer for the cash purchase of up to $300 million aggregate principal amount of its outstanding debt securities maturing in 2009, 2011 and 2014.  The terms and conditions of the tender offer are set forth in the Offer to Purchase and the related Letter of Transmittal, each dated April 23, 2008 and amended by a press release dated May 7, 2008.   The tender offer is scheduled to expire on May 21, 2008 at 5:00 PM, New York City time.

The Company's credit facility entered into on June 27, 2006 provided for a $3.2 billion senior unsecured credit facility (Credit Agreement) and was established in connection with the acquisition of Knight-Ridder, Inc. (the Acquisition).  At the closing of the Acquisition, the Company’s new Credit Agreement consisted of a $1.0 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolving credit facility are due on June 27, 2011.

On March 28, 2008, the Company entered into an agreement to amend the Credit Agreement giving the Company greater flexibility in its bank covenants as described below.  Pursuant to the amendment, the revolving credit facility was reduced to $750.0 million on March 28, 2008 and was further reduced to $625.0 million in May 2008 after receipt by the Company of a tax refund attributable to the sale of The Star Tribune Company.  The revolving credit facility will be further reduced to $500.0 million upon the sale of land in Miami, Florida.  The Company wrote off $3.4 million of deferred financing costs in connection with the amendment, which was recorded in interest expense for the quarter ended March 30, 2008.

A total of $316.5 million was available under the revolving credit facility at March 30, 2008; however, based upon the Company’s current leverage covenant and trailing operating cash flow (as defined), the Company could borrow an additional $235.6 million.  In the second quarter of 2008, the amount available under the revolver was increased as the result of applying the proceeds of the SP sale and the tax refund related to the (Minneapolis) Star Tribune sale to reduce the revolver, net of a reduction in the revolver commitment of $125 million required under the recently amended credit agreement.  As of May 6, 2008, a total of $414.3 million was available under the revolving credit facility, all of which could be borrowed under the Company's current leverage covenant and trailing operating cash flow (as defined).

Debt under the amended Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 37.5 basis points to 200.0 basis points.  Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P) whenever the Company’s total leverage ratio is less than 4.00 to 1.00 or based on the Company’s total leverage ratio whenever the ratio is greater than 4.00 to 1.00.  A commitment fee for the unused revolving credit ranges from 10.0 basis points to 50.0 basis points depending on the Company’s ratings or total leverage ratio. The Company currently pays interest on debt under the Credit Agreement based on its leverage ratio, and its interest payments are currently priced at LIBOR plus 175.0 basis points on outstanding debt and its commitment fees on the unused revolver are priced at 37.5 basis points.

On April 1, 2008, Moody’s downgraded the Company’s corporate credit rating citing the ongoing pressure on the Company’s cash flow from declining advertising revenue and noted that the ratings outlook is negative.  In addition, on April 23, 2008, S&P lowered its ratings on the Company and placed all ratings on credit watch with negative implications citing the worsening pace of decline in advertising revenue.  The ratings downgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.

The following table summarizes the ratings of the Company’s debt instruments:

Debt Ratings
	As of	As of Last
	30-Mar-08	Rating Action
Credit Facility:
S&P	BB	BB-
Moody's	Ba1	Ba1

Bonds:
S&P	B+	B
Moody's	Ba3	B1

Corp. Family Rating:
S&P	BB	BB-
Moody's	Ba2	Ba3

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00 and a maximum leverage ratio (as defined in the Credit Agreement) of 5.00 to 1.00 through September 27, 2009; 4.75 to 1.00 from December 27, 2009 through December 26, 2010 and 4.50 to 1.00 thereafter.    The Company is also subject to a $250 million limit on any repurchases of its publicly traded notes with maturity dates after 2011, increases in dividends or repurchases of its common stock so long as its total leverage ratio is equal to or greater than 4.00 to 1.00. At March 30, 2008, the Company was in compliance with all debt covenants.

 In addition, the Company’s Material Subsidiaries (as defined in the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement.  These guarantees were effected on May 4, 2007, and continue in effect until the earlier of the termination of the Credit Agreement or the date which is one year after the date both ratings agencies have rated the Company’s bank debt as investment grade.

At March 30, 2008, the Company had outstanding letters of credit totaling $49.3 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

The following table presents the approximate annual maturities of debt, based upon the Company's required payments, for the next five years and thereafter (in thousands):

Year	Payments
2009	$200,000
2010	-
2011	1,282,547
2012	-
2013	-
Thereafter	1,000,000
2,482,547
Less net discount	(86,177)
Total debt	$2,396,370

NOTE 6.  EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans), which cover a majority of its employees.  Benefits are based on years of service and compensation.  Contributions to the retirement plans are made by the Company in amounts deemed necessary to provide the required benefits.  No contributions to the Company's retirement plans are currently planned during fiscal 2008.

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

As of December 31, 2007, the McClatchy and Knight-Ridder Retirement Plans merged into one retirement plan.

The elements of pension costs for continuing operations are as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Service cost	$9,110	$7,939
Interest cost	24,876	24,217
Expected return on plan assets	(28,322)	(28,226)
Prior service cost amortization	50	80
Actuarial loss	90	4,009
Net pension expense	$5,804	$8,019

No material contributions were made to the Company's multi-employer plans for continuing operations for the three months ended March 30, 2008 and April 1, 2007.

The Company also provides for or subsidizes postretirement healthcare and certain life insurance benefits for employees.  The elements of postretirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Service cost	$28	$221
Interest cost	584	1,009
Prior service cost	(313)	-
Actuarial gain	(6)	-
Net postretirement expense	$293	$1,230

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The McClatchy Company (the Company) is the third largest newspaper company in the United States, with 30 daily newspapers, approximately 50 non-dailies, and direct marketing and direct mail operations.  McClatchy also operates leading local websites in each of its markets which extend its audience reach. The websites offer users comprehensive news and information, advertising, e-commerce and other services.  Together with its newspapers and direct marketing products, these interactive operations make McClatchy a leading local media company in each of its premium high growth markets.  McClatchy-owned newspapers include, among others, The Miami Herald, The Sacramento Bee, The (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder, the nation’s largest online job site, and 25.6% of Classified Ventures, a newspaper industry partnership that offers two of the nation’s premier classified websites: the auto website, cars.com, and the rental site, apartments.com. McClatchy is listed on the New York Stock Exchange under the symbol MNI.

The Company's primary source of revenue is print and online advertising, which accounted for 82.7% of the Company's revenue for the first quarter of 2008.  While percentages vary from year to year and from newspaper to newspaper, classified advertising has steadily decreased as a percentage of total advertising revenues primarily in the employment and real estate categories and to a lesser extent the automotive category.  Classified advertising as a percentage of total advertising revenues has declined to 34.7% in the first quarter of 2008 compared to 39.6% in the first quarter of 2007 and 42.1% in the first quarter of 2006, primarily as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand to online products.

While revenues from retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) has decreased year over year, retail advertising has steadily increased as a percentage of total advertising up to 47.2% in the first quarter of 2008 compared to 43.2% in the first quarter of 2007 and 40.6% in the first quarter of 2006.

National advertising as a percentage of total advertising revenue remained relatively similar year over year and contributed 9.5% of total advertising revenue in the first quarter of 2008.  Direct marketing and other advertising made up the remainder of the Company's advertising revenues in the first quarter of 2008.

While included in the revenues above, all categories of advertising, with the exception of employment which has been negatively affected by the economic downturn, are growing online. Online advertising grew 10.6% in the first quarter of 2008 and represented 11.3% of total advertising, up from 8.6% of total advertising for all of 2007.

Circulation revenues contributed 13.9% of the Company's newspaper revenues in the first quarter of 2008.  Most of the Company’s newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

See the following "Results of Operations" for a discussion of the Company's revenue performance and contribution by category for the three months ended March 30, 2008 and April 1, 2007.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company's 2007 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to revenue recognition, allowance for doubtful accounts, acquisition accounting, discontinued operations, goodwill and intangible impairment, pension and postretirement benefits, income taxes, insurance and stock-based employee compensation.

Recent Events and Trends

Disposition Transaction:

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper for $530 million.  The Company received an income tax benefit of approximately $200 million related to the sale.  Approximately $15 million was recouped through reductions to income taxes payable and $185 million was recorded as a current income tax refund receivable on the Consolidated Balance Sheet as of March 30, 2008. The Company received the refund in April 2008 and used it to reduce debt.

The results of Star Tribune's operations, including interest on debt incurred in connection with the purchase of the company, have been recorded as discontinued operations in all periods presented. The Company used the proceeds from the sale of the Star Tribune to reduce debt.

Advertising Revenues:

Advertising revenues in the first quarter of 2008 decreased as a result of the continuing weak economy and the secular shift in advertising demand to online products.  California and Florida continue to be hurt more than other regions by the real estate downturn, so even though they represent only a third of the Company’s advertising revenues they account for 56% of the advertising decline.  These decreases were partially offset by growth in online advertising in the first quarter of 2008.  Management believes a significant portion of the advertising downturn reflects the current economic cycle and expects declines to continue in the second quarter of 2008. See the revenue discussions in management’s review of “Results of Operations”.

Newsprint:

After a period of declining newsprint prices through most of 2007, newsprint prices began to increase in the fourth quarter of 2007 and continued to increase through the first quarter of 2008.  The Company’s newsprint suppliers have announced price increases for the second quarter of 2008.  For the first quarter of 2008, newsprint expense was 19.8% lower than in the first quarter of 2007, primarily reflecting lower newsprint usage and to a lesser extent, lower prices than in the first quarter of 2007.  Newsprint pricing is dependent on global demand and supply for newsprint.  Significant changes in newsprint prices can increase or decrease the Company's operating expenses and therefore, directly affect the Company’s operating results.  However, because the Company has an ownership interest in Ponderay Newsprint Co. (Ponderay), a newsprint producer, an increase in newsprint prices, while negatively affecting the Company’s operating expenses, would increase the earnings from its share of this investment.  A decline in newsprint prices would have the opposite effect.  Ponderay is also impacted by the higher cost of energy and fiber used in the papermaking process.  The impact of newsprint price increases on the Company's financial results is discussed under "Results of Operations".

On March 31, 2008 (the first day of the Company’s second fiscal quarter), the Company, along with the other general partners of SP Newsprint Co. (SP), completed the sale of SP.  The Company expects to record an after-tax gain on the transaction in the second quarter of 2008 in the range of $20 million to $21 million.  The Company used the $55 million of proceeds it received from the sale to reduce debt in the second quarter of 2008 and has $5 million in escrow which it has recorded as a long-term asset.  The Company expects to pay approximately $20 million in taxes related to the taxable gain in the third quarter 2008.

Tender Offer of Public Notes:

In the second quarter of 2008, the Company announced a tender offer for the cash purchase of up to $300 million aggregate principal amount of its outstanding debt securities maturing in 2009, 2011 and 2014.  The terms and conditions of the tender offer are set forth in the Offer to Purchase and the related Letter of Transmittal, each dated April 23, 2008 and amended by a press release dated May 7, 2008.   The tender offer is scheduled to expire on May 21, 2008 at 5:00 PM, New York City time.

RESULTS OF OPERATIONS

First Fiscal Quarter of 2008 Compared to First Fiscal Quarter of 2007

The Company reported a loss from continuing operations in the first quarter of 2008 of $993,000, or $0.01 per share, compared to income from continuing operations in the first quarter of 2007 of $14.5 million, or $0.18 cents per share.  In the first fiscal quarter of 2007, the Company recorded a loss from discontinued operations of $5.5 million, or $0.07 per share relating to the results of the (Minneapolis) Star Tribune.  The Company’s total net loss was $849,000, or $0.01 per share including discontinued operations in the first fiscal quarter of 2008, compared to net income of $9.0 million, or $0.11 per share in the first fiscal quarter of 2007.

Revenues:

Revenues in the first quarter of 2008 were $488.3 million, down 13.8% from revenues of $566.6 million in the first quarter of 2007.  Advertising revenues were $404.0 million, down 15.3% from advertising in the first quarter of 2007, and circulation revenues were $67.9 million, down 5.6%.

As discussed in Recent Events and Trends above, the economic weakness in the United States and particularly the declining real estate market continued to impact the Company’s advertising revenues in the first quarter of 2008.  Also, California and Florida continue to be affected more than other regions by the real estate downturn; accordingly, even though they represent only a third of advertising revenues they account for 56% of the advertising revenue declines.  Advertising revenues were down 23.4% in these two regions in the first fiscal quarter.

The following summarizes the Company's revenue by category, which compares first fiscal quarter of 2008 with first fiscal quarter of 2007 (dollars in thousands):

	Quarter Ended
	March 30, 2008	April 1, 2007	% Change
Advertising:
Retail	$190,757	$206,188	(7.5)
National	38,225	45,151	(15.3)
Classified:
Auto	35,386	42,155	(16.1)
Employment	46,441	69,717	(33.4)
Real estate	35,423	55,187	(35.8)
Other	22,961	21,612	6.2
Total classified	140,211	188,671	(25.7)
Direct marketing
and other	34,830	37,013	(5.9)
Total advertising	404,023	477,023	(15.3)
Circulation	67,864	71,880	(5.6)
Other	16,396	17,655	(7.1)
Total revenues	$488,283	$566,558	(13.8)

Retail advertising decreased $15.4 million or 7.5% from the first fiscal quarter of 2007.  Online retail advertising increased $4.1 million or 69.0% from the first fiscal quarter of 2007, while print ROP advertising decreased $14.4 million or 11.9% from the first fiscal quarter of 2007.  Preprint advertising decreased $5.1 million or 6.5% from the first fiscal quarter of 2007.

National advertising decreased $6.9 million or 15.3% from the first fiscal quarter of 2007. The declines in total national advertising were primarily in the telecommunications and to a lesser extent in the national automotive category.  Online national advertising increased $2.3 million or 163.5% from the first fiscal quarter of 2007.

Classified advertising decreased $48.5 million or 25.7% from the first fiscal quarter of 2007.  Print classified advertising declined $46.5 million or 30.0%, while online classified advertising decreased $2.0 million or 5.9% from the first fiscal quarter of 2007.

•
Real estate advertising decreased $19.8 million or 35.8% from the first fiscal quarter of 2007.  The Company has seen dramatic declines in California and Florida, which continue to be adversely impacted more than other regions by the real estate downturn. In the first quarter of 2008, $12.8 million or 64.9% of the Company’s decline in real estate advertising was in these two states.  In total, print real estate advertising declined 39.0%, while online advertising grew 8.7%.

•
Automotive advertising decreased $6.8 million or 16.1% from the first fiscal quarter of 2007, reflecting an industry-wide trend.  Print automotive advertising declined 24.4%, while online advertising grew 37.7% reflecting the strength of the Company's cars.com online products.

•
Employment advertising decreased $23.3 million or 33.4% from the first fiscal quarter of 2007 reflecting a national slowdown in hiring and therefore employment advertising.  The declines were reflected both in print employment advertising, down 39.0%, and online employment advertising, down 22.0%.

Online advertising revenue, which is included in each of the advertising categories discussed above, totaled $45.6 million in the first fiscal quarter of 2008, an increase of 10.6% as compared to the first fiscal quarter of 2007.  In particular, those areas of online advertising that are not as strongly tied to print up-sells (advertising sold as a combined purchase of print and online advertising), primarily retail and automotive, have shown the strongest growth in advertising sales.

Direct marketing decreased $2.2 million or 6.0% from the first fiscal quarter of 2007 reflecting the overall slow advertising environment in 2008.

Circulation revenues decreased $4.0 million or 5.6% from the first fiscal quarter of 2007, primarily reflecting lower circulation volumes.  The Company expects circulation volumes to remain lower in fiscal 2008 compared to fiscal 2007.

Operating Expenses:

Operating expenses were down $47.6 million or 9.9% from the first fiscal quarter of 2007, as the Company continued to reduce costs to mitigate the impact of revenue declines.  Compensation costs were down 7.4%, with payroll down 5.3%, reflecting in part a 7.5% reduction in staffing.  Fringe benefits costs declined 15.0% reflecting lower retirement and medical costs.  Newsprint and supplement expense was down 19.8% with newsprint expense down 21.2%, primarily reflecting lower newsprint usage.  Supplement expense was down 10.9%.  Other operating costs were down 10.8%, reflecting company-wide cost controls. Depreciation and amortization expenses were down 3.8% from the first fiscal quarter of 2007.

Interest:

Interest expense for continuing operations was $45.3 million for the first fiscal quarter of 2008.  Interest expense included a $3.4 million charge related to the write off of deferred financing costs as a result of the amendment to the Company’s bank credit agreement on March 28, 2008.  Excluding the write-off, interest expense declined $11.9 million reflecting lower interest rates and debt balances.

Equity Loss:

Total losses from unconsolidated investments were $13.1 million in the first quarter of 2008 compared to $9.7 million in 2007.  The increase in losses from unconsolidated investments was primarily related to additional losses incurred by SP Newsprint Company and advertising expenses incurred by Classified Ventures’ cars.com, primarily as a result of its Super Bowl advertising.  Cars.com did not run a similar advertising campaign in 2007.  The Company expects the losses relating to its newsprint investments to significantly decrease in future periods primarily because SP Newsprint has been sold.

Income Taxes:

The Company recorded an income tax provision of $336,000 on a pre-tax loss from continuing operations of $657,000 in the first quarter of 2008 due to $606,000 in tax expense related to changes in prior period estimates. An income tax provision of $9.4 million was recorded on pre-tax income from continuing operations of $23.9 million in the first quarter of 2007.  The effective tax rate for the current fiscal year is expected to be in the range of 41.0% to 41.5%.

Discontinued Operations:

Income from discontinued operations in the first fiscal quarter of 2008 was $144,000 or less than $0.01 per share compared to a loss in the first fiscal quarter of 2007 of $5.5 million or $0.07 per share (related to the Star Tribune newspaper – see Note 2 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $12.3 million as of March 30, 2008.  The Company generated $85.5 million of cash from operating activities from continuing operations in the first fiscal quarter of 2008.  The increase in cash from operating activities in the first fiscal quarter of 2008 resulted primarily from changes in working capital.

The Company used $5.5 million of cash from investing activities primarily to purchase property, plant and equipment totaling $4.8 million.

On March 31, 2008, the first day of the Company’s second fiscal quarter, the Company, along with the other general partners of SP, completed the sale of SP.  The Company expects to record an after-tax gain on the transaction in the second quarter of 2008 in the range of $20 million to $21 million.  The Company used the $55 million of proceeds it received from the sale to reduce debt in the second quarter of 2008 and has $5 million in escrow which it has recorded as a long-term asset.  The Company expects to pay taxes related to the gain of approximately $20 million in the third quarter 2008.

The Company received an income tax refund in April 2008 of approximately $185 million related to the sale of The Star Tribune Company and used the proceeds to repay debt.

The Company owns 10 acres of land in Miami which is currently under contract to sell.  As of March 30, 2008, the Company expects to consummate the sale of its Miami land prior to December 31, 2008 for a sale price of approximately $180 million to $190 million with after-tax net proceeds of approximately $115.0 million. Proceeds from the sale will be used to repay debt.

The Company used $93.4 million of cash from financing sources in the first fiscal quarter of 2008, primarily for repayment of bank debt.  The Company repaid $76.1 million of debt in the first fiscal quarter of 2008 and paid $3.3 million in financing costs relating to amending the Credit Agreement.  The Company paid $14.8 million in dividends in the first fiscal quarter of 2008.

Debt and Related Matters:

In the second quarter of 2008, the Company announced a tender offer for the cash purchase of up to $300 million aggregate principal amount of its outstanding debt securities maturing in 2009, 2011 and 2014.  The terms and conditions of the tender offer are set forth in the Offer to Purchase and the related Letter of Transmittal, each dated April 23, 2008 and amended by a press release dated May 7, 2008.   The tender offer is scheduled to expire on May 21, 2008 at 5:00 PM, New York City time.

 The Company’s credit agreement entered into on June 27, 2006 provided for a $3.2 billion senior unsecured credit facility (Credit Agreement) and was established in connection with the acquisition of Knight-Ridder, Inc. on June 27, 2006 (the Acquisition).  At the closing of the Acquisition, the Company’s Credit Agreement consisted of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. On March 28, 2008, the Company entered into an agreement to amend the Credit Agreement.  Pursuant to the amendment, the revolving credit facility was reduced to $750 million on March 28, 2008 and was further reduced to $625 million in May 2008 after receipt by the Company of a $185 million tax refund attributable to the sale of The Star Tribune Company.  The revolving credit facility will be further reduced to $500 million upon the sale of land in Miami, Florida.  Both the Term A loan and the revolver are due on June 27, 2011. As of March 30, 2008, a total of $432.5 million and $550.0 million was outstanding on the revolver and Term A loan, respectively.

A total of $316.5 million was available under the revolving credit facility at March 30, 2008.   In the second quarter of 2008, the amount available under the revolver was increased as the result of applying the proceeds of the SP sale and the tax refund related to the (Minneapolis) Star Tribune sale to reduce the revolver, net of a reduction in the revolver commitment of $125 million required under the recently amended credit agreement.  As of May 6, 2008, a total of $414.3 million was available under the revolving credit facility, all of which could be borrowed under the Company's current leverage covenant and trailing operating cash flow (as defined).

Debt under the amended Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 37.5 basis points to 200.0 basis points.  Applicable rates are based upon the Company’s ratings on its bank debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P) whenever the Company’s total leverage ratio is less than 4.00 to 1.00 or based on the Company’s total leverage ratio whenever the ratio is greater than 4.00 to 1.00.  A commitment fee for the unused revolving credit ranges from 10.0 basis points to 50.0 basis points depending on the Company’s ratings or total leverage ratio.   The Company currently pays interest on debt under the Credit Agreement based on its leverage ratio, and its interest payments are currently priced at LIBOR plus 175.0 basis points on outstanding debt and its commitment fees on the unused revolver are priced at 37.5 basis points.

On April 1, 2008, Moody’s downgraded the Company’s corporate credit rating citing the ongoing pressure on the Company’s cash flow from declining advertising revenue and noted that the rating outlook is negative.  In addition, on April 23, 2008, S&P lowered its ratings on the Company and placed all ratings on credit watch with negative implications citing the worsening pace of decline in advertising revenue.  The ratings downgrades had no impact to the interest rate and commitment fees the Company pays under the Credit Agreement.

The following table summarizes the ratings of the company’s debt instruments:
Debt Ratings
	As of	As of Last
	30-Mar-08	Rating Action
Credit Facility:
S&P	BB	BB-
Moody's	Ba1	Ba1

Bonds:
S&P	B+	B
Moody's	Ba3	B1

Corp. Family Rating:
S&P	BB	BB-
Moody's	Ba2	Ba3

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00 and a maximum leverage ratio (as defined in the Credit Agreement) of 5.00 to 1.00 through September 27, 2009; 4.75 to 1.00 from December 27, 2009 through December 26, 2010 and 4.50 to 1.00 thereafter.  The Company is also subject to a $250 million limit on any repurchases of its publicly traded notes with maturity dates after 2011, increases in dividends or repurchases of its common stock so long as its total leverage ratio is equal to or greater than 4.00 to 1.00. At March 30, 2008, the Company was in compliance with all debt covenants.

 In addition, the Company’s Material Subsidiaries (as defined in the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement.  These guarantees were effected on May 4, 2007, and continue in effect until the earlier of the termination of the Credit Agreement or the date which is one year after the date both ratings agencies have rated the Company’s bank debt as investment grade.

At March 30, 2008, the Company had outstanding letters of credit totaling $49.3 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

Contractual Obligations:

As of March 30, 2008, the Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2009, totaling approximately $6.6 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Credit Agreement bears interest at the LIBOR plus a spread ranging from 37.5 basis points to 200.0 basis points.  Applicable rates are based upon the Company's ratings on bank debt from Moody's and S&P or the Company’s total leverage ratio, depending on the ratio.  A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease the annual net income by $1.2 million to $1.5 million based on expected debt balances in 2008.

See the discussion at “Recent Events and Trends - Operating Expenses” in Management's Discussion and Analysis of Financial Condition and Results of Operations for the impact of market changes on the Company's newsprint and pension costs.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission Rules and Forms.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-Looking Information:

Statements in this quarterly report on Form 10-Q regarding future financial and operating results, including revenues, operating expenses, cash flows, debt levels, as well as future opportunities for the Company and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that are not statements of historical fact (including statements containing the words “believes,” “plans,” “anticipates,” “expects,” estimates and similar expressions) should also be considered to be forward-looking statements.  There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including:  the duration and depth of an economic recession in markets where McClatchy operates its newspapers may reduce its income and cash flow greater than expected; McClatchy may not consummate contemplated transactions which may enable debt reduction on anticipated terms or at all; McClatchy may not complete the repurchase of its public bonds in an amount or upon terms currently anticipated; McClatchy may not achieve its expense reduction targets or may do harm to its operations in attempting to achieve such targets; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; McClatchy’s expense and income levels could be adversely affected by changes in the cost of newsprint and McClatchy’s operations could be negatively affected by any deterioration in its labor relations, as well as the other risks detailed from time to time in the Company’s publicly filed documents, including the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, filed with the U.S. Securities and Exchange Commission. McClatchy disclaims any intention and assumes no obligation to update the forward-looking information contained in this quarterly report.

See McClatchy’s 2007 Form 10-K filed with the Securities and Exchange Commission on February 28, 2008 for further discussion of risk factors that could affect operating results.

ITEM 6. EXHIBITS

Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 26 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
May 9, 2008	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
May 9, 2008	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

TABLE OF EXHIBITS

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company's Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company's By-laws as amended as of June 22, 2006, included as Exhibit 3.2 in the Company's Current Report on Form 8-K filed June 28, 2006.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1*
Credit Agreement dated June 27, 2006 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.2 in the Company's Quarterly Report on Form
10-Q filed for the quarter ending on June 25, 2006.

10.2*
Amendment No. 1 to Credit Agreement dated March 28, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 99.1 in the Company's Current Report on Form 8-K filed April 2, 2007.

10.3*
Amendment No. 2 to Credit Agreement dated July 30, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company's Current Report on Form 8-K filed July 31, 2007.

10.4*
Amendment No. 3 to Credit Agreement dated March 28, 2008 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed March 31, 2008.

10.5*
General Continuing Guaranty dated May 4, 2007 by each Material Subsidiary in favor of the Lenders party to the Credit Agreement dated June 27, 2006 by and between The McClatchy Company, the Lenders and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ending on April 1, 2007.

10.6*
Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company's Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.7*
Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company's Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

**10.8*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 30, 2000.

**10.9*	The Company's Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 23, 2005.

Exhibit	Description

**10.10*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company's 2002 Report on Form 10-K.

**10.11*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Report on Form 10-K.

**10.12*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.13*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 16, 2004.

**10.14*	Amendment 1 to The McClatchy Company 2004 Stock Incentive Plan dated January 23, 2007 included as Exhibit 10.10 to the Company's 2006 Report on Form 10-K.

**10.15*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 28, 2005.

**10.16*	The Company's Amended and Restated Chief Executive Bonus Plan, included as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter Ending June 29, 2003.

**10.17*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company's 2003 Form 10-K.

10.18*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 23, 2005.

**10.19*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.

**10.20*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007 included as Exhibit 10.16 to the Company's 2006 Report on Form 10-K.

**10.21*	The Company's Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company's 2005 Report on Form 10-K.

**10.22*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007 included as Exhibit 10.18 to the Company's 2006 Report on Form 10-K.

10.23*
Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 26, 2006.

10.24*
Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.23 in the Company's Quarterly Report on Form 10Q filed for the quarter ending July 1, 2007.

Exhibit	Description

10.25*
Amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.24 in the Company's Quarterly Report on Form 10Q filed for the quarter ending July 1, 2007.

**10.26*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company's 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s 2007 Report on Form 10-K.

21*	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors