Form 10-Q
period 2008-08-06
MCCLATCHY CO
filed 2008-08-06
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2008

or

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

Large accelerated filer [X]       Accelerated filer [   ]     Non-accelerated filer   [   ] (Do not check if smaller reporting company)       Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).
[ ]	Yes	[X]	No

As of August 5, 2008, the registrant had shares of common stock as listed below outstanding:
Class A Common Stock	57,384,516
Class B Common Stock	25,050,962

THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

ASSETS	June 29,	December 30,
CURRENT ASSETS:	2008	2007
Cash and cash equivalents	$9,204	$25,816
Trade receivables – (less allowance of $10,321 in 2008 and $11,416 in 2007)	228,049	289,550
Other receivables	17,049	19,677
Newsprint, ink and other inventories	48,815	36,230
Deferred income taxes	27,461	27,077
Prepaid income taxes	25,875	60,758
Income tax refund	-	185,059
Land and other assets held for sale	205,099	177,436
Other current assets	21,278	20,636
	582,830	842,239
PROPERTY, PLANT AND EQUIPMENT:
Land	202,458	205,080
Building and improvements	394,644	395,553
Equipment	820,402	846,664
Construction in progress	14,808	17,183
	1,432,312	1,464,480
Less accumulated depreciation	(548,819)	(522,388)
	883,493	942,092
INTANGIBLE ASSETS:
Identifiable intangibles - net	860,840	891,591
Goodwill	1,069,495	1,042,880
	1,930,335	1,934,471

INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	344,302	401,274
Other assets	20,159	17,843
	364,461	419,117
TOTAL ASSETS	$3,761,119	$4,137,919

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 29,	December 30,
CURRENT LIABILITIES:	2008	2007
Accounts payable	$71,573	$93,626
Accrued compensation	110,420	104,892
Income taxes payable	5,864	20,861
Unearned revenue	84,608	82,461
Accrued interest	24,768	28,246
Accrued dividends	14,817	14,788
Other accrued liabilities	48,756	44,642
	360,806	389,516

NON-CURRENT LIABILITIES:
Long-term debt	2,101,635	2,471,827
Deferred income taxes	555,275	555,887
Pension and postretirement obligations	267,100	200,318
Other long-term obligations	94,203	94,831
	3,018,213	3,322,863
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares, issued
57,266,620 in 2008 and 57,105,279 in 2007	573	571
Class B - authorized 60,000,000 shares,
issued 25,050,962 in 2008 and 2007	251	251
Additional paid-in capital	2,201,008	2,197,041
Accumulated deficit	(1,792,101)	(1,781,298)
Treasury stock, 5,264 shares in 2008 and 3,029 shares in 2007 at cost	(144)	(122)
Accumulated other comprehensive income (loss)	(27,487)	9,097
	382,100	425,540
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,761,119	$4,137,919 $

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
REVENUES - NET:
Advertising	$406,328	$488,277	$810,351	$965,300
Circulation	66,055	69,707	133,919	141,587
Other	17,300	22,043	33,696	39,698
	489,683	580,027	977,966	1,146,585
OPERATING EXPENSES:
Compensation	229,057	228,959	447,910	465,283
Newsprint and supplements	64,189	72,186	124,647	147,603
Depreciation and amortization	36,649	38,357	73,031	76,190
Other operating expenses	116,073	123,144	231,929	252,740
	445,968	462,646	877,517	941,816

OPERATING INCOME	43,715	117,381	100,449	204,769

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(36,668)	(49,556)	(81,945)	(103,341)
Interest income	475	42	571	106
Equity losses in unconsolidated companies, net	(366)	(11,198)	(13,490)	(20,947)
Impairments related to internet investments	(21,515)	-	(21,515)	-
Gain on sale of SP Newsprint	31,976	-	31,976	-
Gain on extinguishment of debt	19,500	-	19,500	-
Other - net	105	791	1,019	743
	(6,493)	(59,921)	(63,884)	(123,439)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	37,222	57,460	36,565	81,330

INCOME TAX PROVISION	17,171	22,929	17,508	32,286

INCOME FROM CONTINUING OPERATIONS	20,051	34,531	19,057	49,044

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS - NET OF INCOME TAXES	(386)	705	(242)	(4,778)

NET INCOME	$19,665	$35,236	$18,815	$44,266

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$0.24	$0.42	$0.23	$0.60
Income (loss) from discontinued operations	-	0.01	-	(0.06)
Net income per share	$0.24	$0.43	$0.23	$0.54

Diluted:
Income from continuing operations	$0.24	$0.42	$0.23	$0.60
Income (loss) from discontinued operations	-	0.01	-	(0.06)
Net income per share	$0.24	$0.43	$0.23	$0.54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	82,264	81,976	82,220	81,931
Diluted	82,317	82,037	82,274	82,010

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended
	June 29,	July 1,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$19,057	$49,044
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	73,031	76,190
Employee benefit expense	10,286	16,956
Stock compensation expense	2,362	4,292
Equity loss in unconsolidated companies	13,490	20,947
Impairments related to internet investments	21,751	-
Gain on sale of SP Newsprint	(31,976)	-
Gain on extinguishment of debt	(19,500)	-
Write-off of deferred financing costs	3,383	-
Other	3,722	2,735
Changes in certain assets and liabilities:
Trade receivables	61,501	40,453
Inventories	(12,585)	11,279
Other assets	4,215	7,537
Accounts payable	(22,156)	(31,340)
Accrued compensation	5,528	(26,573)
Income taxes	19,502	(44,580)
Other liabilities	(11,748)	(8,810)
Net cash provided by operating activities of continuing operations	139,863	118,130
Proceeds from income tax refund	185,059	-
Other	(895)	3,340
Net cash provided by operating activities of discontinued operations	184,164	3,340
Net cash provided by operating activities	324,027	121,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,191)	(28,340)
Proceeds from sale of equipment	548	19,356
Proceeds from sale of SP Newsprint	55,266	-
Equity investments and other - net	(860)	(806)
Net cash provided (used) by investing activities of continuing operations	42,763	(9,790)
Proceeds from sale of newspaper, net of transaction costs	-	522,922
Other	-	(4,837)
Net cash provided by investing activities of discontinued operations	-	518,085
Net cash provided by investing activities	42,763	508,295

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term bank debt	-	(350,000)
Net repayments of revolving bank debt	(68,900)	(250,508)
Payment of financing costs	(3,346)	-
Extinguishment of public notes and related expenses	(283,150)	-
Payment of cash dividends	(29,591)	(29,495)
Other - principally stock issuances	1,585	5,928
Net cash used by financing activities	(383,402)	(624,075)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,612)	5,690
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,816	19,581

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,204	$25,271

OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$(184,975)	$82,033
Interest (net of capitalized interest)	$74,950	$98,319

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Par Value		Paid-In	Accumulated	Comprehensive	Treasury
	Class A	Class B	Capital	Deficit	Income (Loss)	Stock	Total
BALANCES, DECEMBER 30, 2007	$571	$251	$2,197,041	$(1,781,298)	$9,097	$(122)	$425,540
Net income				18,815			18,815
Other comprehensive loss, net of tax:
Pension and postretirement plans:
Net actuarial loss and prior service costs					(35,865)		(35,865)
Other comprehensive loss related to investments in unconsolidated companies
					(719)		(719)
Other comprehensive loss							(36,584)
Total comprehensive loss							(17,769)
Dividends declared ($.36 per share)				(29,618)			(29,618)
Issuance of 163,576 Class A shares under stock plans	2		1,605				1,607
Stock compensation expense			2,362				2,362
Purchase of 2,235 shares of treasury stock						(22)	(22)
BALANCES, JUNE 29, 2008	$573	$251	$2,201,008	$(1,792,101)	$(27,487)	$(144)	$382,100

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring items and certain non-recurring items including, gains on sales of assets and on a debt tender offer and certain charges related to internet investments discussed below) to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 30, 2007.

Stock-based compensation - All share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan, are recognized in the financial statements based on their fair values.  At June 29, 2008, the Company had six stock-based compensation plans.  Total stock-based compensation expense from continuing operations was $1.0 million and $2.4 million for the three and six months ended June 29, 2008, respectively, and was $2.2 million and $4.3 million for the three and six months ended July 1, 2007, respectively.

Income Taxes - The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  Penalties, if incurred, are recognized as a component of income tax expense.  As of June 29, 2008, the Company had $64.5 million in unrecognized tax benefits of which $7.1 million if recognized, would impact the effective tax rate and approximately $11.4 million would reduce interest expense.  Approximately $45.9 million would impact goodwill from previous acquisitions.  During the six months ended June 29, 2008, the Company recorded interest and penalties related to unrecognized tax benefits of approximately $3.3 million.  Net accrued interest and penalties at June 29, 2008 were approximately $20.2 million.

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity.  The following table summarizes the composition of total comprehensive income (loss) (in thousands):
	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$19,665	$35,236	$18,815	$44,266
Pension, net actuarial loss and prior service costs, net of tax	(35,957)	2,132	(35,865)	2,132
Other comprehensive income (loss) related to equity investments	2,101	-	(719)	-
Total comprehensive income (loss)	$(14,191)	$37,368	$(17,769)	$46,398

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method.  The weighted average anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for three and six months ended June 29, 2008 were 4,981,760 and 4,997,288, respectively, and were 3,830,396 and 3,778,007 for the three and six months ended July 1, 2007, respectively.

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

Business Combinations

In December 2007, the FASB issued Statement No. 141R (SFAS 141R), Business Combinations.  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles until December 28, 2008.  Management expects SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.  An estimated $45.9 million of the $64.5 million liability for unrecognized tax benefits as of June 29, 2008 relate to tax positions of acquired entities taken prior to their acquisition by the Company.  If such liabilities are settled for greater or lesser amounts prior to the adoption of SFAS 141R, the reversal of any remaining liability will affect goodwill.  If such liabilities reverse subsequent to the adoption of SFAS 141R, such reversals will affect the income tax expense in the period of reversal.  Management is still assessing the full impact of SFAS 141R on the consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Additionally, SFAS 160 requires expanded disclosures in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  Management does not expect the adoption of SFAS 160 to have material impact to the Company’s financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on December 29, 2008. Management does not expect the adoption of SFAS 161 to have a material impact to the Company’s financial position or results of operations.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Management does not expect the adoption of SFAS 162 to have a material impact to the Company’s financial position or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited.  Management has not completed its analysis of the impact this FSP will have, if any, on its consolidated financial statements.

NOTE 2.   DIVESTITURES

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper for $530 million.  The Company received an income tax benefit of approximately $200 million related to the sale.  Approximately $15 million offset taxes payable in the first fiscal quarter of 2008 and the Company received approximately $185 million as an income tax refund in April 2008, which it used to reduce debt.

The results of Star Tribune's operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented.

Revenues and income (loss) from discontinued operations, net of income taxes, for the three and six months ended June 29, 2008 and July 1, 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Revenues	$-	$91	$-	$52,994
Income (loss) from discontinued operations before income taxes (1)	(387)	146	(140)	(4,637)
Income tax expense (benefit)	(1)	(559)	102	141
Income (loss) from discontinued operations	$(386)	$705	$(242)	$(4,778)

(1) Includes interest expense allocated to discontinued operations of $0 and $1.2 million for the three and six months ended July 1, 2007, respectively.

NOTE 3.   INVESTMENTS IN UNCONSOLIDATED COMPANIES

The following is the Company's ownership interest and carrying value of investments in unconsolidated companies and joint ventures (dollars in thousands):

Company	% Ownership Interest	June 29, 2008	December 30, 2007
CareerBuilder, LLC	14.4	$219,569	$224,699
Classified Ventures, LLC	25.6	86,518	99,313
Ponderay Newsprint Company (general partnership)	27.0	15,741	16,221
Seattle Times Company (C-Corporation)	49.5	9,888	19,310
SP Newsprint Company (general partnership)	-	-	19,455
Other	Various	12,586	22,276
		$344,302	$401,274

Except in very limited cases, the Company uses the equity method of accounting for investments.

McClatchy and its partners, affiliates of Cox Enterprises, Inc. and Media General, Inc., completed the sale of SP Newsprint Company on March 31, 2008, of which McClatchy was a one-third owner.  The Company recorded a gain on the transaction in the second fiscal quarter of 2008 of approximately $32.0 million.  The Company used the $55 million of proceeds it received from the sale to reduce debt in the second fiscal quarter of 2008 and has $5 million recorded as a long-term receivable which is collateralized by cash in escrow.

On June 30, 2008 (the first day of the Company’s third fiscal quarter), the Company sold its 15.0% ownership interest in ShopLocal, LLC for $7.9 million and used the proceeds to reduce debt.  The Company expects to receive an income tax benefit from the sale of approximately $5.6 million in the fourth quarter of 2008.  The Company reduced its carrying value of ShopLocal to match the sales price. In addition, Classified Ventures, LLC identified potential goodwill impairment at a real estate-related reporting unit and as a result, the Company recognized an estimated charge related to this investment in the second quarter of 2008.  The final charge will be determined in the second half of 2008 when Classified Ventures completes its impairment analysis.  The total non-cash pre-tax charges related to impairments of internet investments, including ShopLocal and Classified Ventures, in the second quarter were $21.5 million.

NOTE 4. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following (in thousands):
	June 29, 2008
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(234,753)	$582,948	14 years
Other	26,266	(14,324)	11,942	8 years
Total	$843,967	$(249,077)	594,890

Other intangible assets not subject to amortization:
Newspaper mastheads			265,950
Total			860,840
Goodwill			1,069,495
Total intangible assets and goodwill			$1,930,335

	December 30, 2007
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(205,979)	$611,722	14 years
Other	26,261	(12,342)	13,919	8 years
Total	$843,962	$(218,321)	625,641

Other intangible assets not subject to amortization:
Newspaper mastheads			265,950
Total			891,591
Goodwill			1,042,880
Total intangible assets and goodwill			$1,934,471

The following is a summary of the changes in the identifiable intangible assets and goodwill from December 30, 2007 to June 29, 2008 (in thousands):
	December 30,				Amortization	June 29,
	2007	Additions	Adjustments		Expense	2008
Intangible assets subject
to amortization	$843,962	$5	$-		$-	$843,967
Accumulated amortization	(218,321)	-	-		(30,756)	(249,077)
	625,641	5	-		(30,756)	594,890
Newspaper mastheads	265,950	-	-		-	265,950
Goodwill	1,042,880	-	26,615	(1)	-	1,069,495
Total	$1,934,471	$5	$26,615		$(30,756)	$1,930,335

(1) Relates primarily to revised estimates of deferred income tax assets and liabilities related to the Knight Ridder acquisition.

Amortization expense for continuing operations was $15.4 million and $30.8 million for the three and six months ended June 29, 2008, respectively, and $15.0 million and $30.0 million for the three and six months ended July 1, 2007, respectively.

The estimated amortization expense for the remainder of fiscal 2008 and the five succeeding fiscal years is as follows (in thousands):
Amortization
Year	Expense

2008 (remaining)	$ 30,181
2009	59,312
2010	58,634
2011	57,538
2012	57,368
2013	56,228

NOTE 5.    LONG-TERM DEBT

As of June 29, 2008 and December 30, 2007, long-term debt consisted of the following (in thousands):

	June 29, 2008	December 30, 2007
Term A bank debt, interest of 4.88% at June 29, 2008 and 6.07% at December 30, 2007	$550,000	$550,000
Revolving bank debt, interest of 4.67% at June 29, 2008 and 6.02% at December 30, 2007	439,700	508,600
Publicly traded notes:
$50 million 9.875% debentures due in 2009	51,122	207,327
$170 million 7.125% debentures due in 2011	171,693	303,497
$180 million 4.625% debentures due in 2014	160,126	176,180
$400 million 5.750% debentures due in 2017	365,475	363,600
$100 million 7.150% debentures due in 2027	91,385	91,162
$300 million 6.875% debentures due in 2029	272,134	271,461
Total long-term debt	$2,101,635	$2,471,827

The publicly traded notes are stated net of unamortized discounts and premiums resulting from recording such assumed liabilities at fair value as of the June 27, 2006 acquisition date of Knight-Ridder, Inc.

In May 2008, the Company purchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its revolving credit facility and recorded a pre-tax gain of $19.5 million.  The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively. The gain includes the write-off of approximately $2.8 million of net unamortized premiums related to these securities.

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

On March 28, 2008, the Company entered into an agreement to amend the Credit Agreement giving the Company greater flexibility in its bank covenants as described below.  Pursuant to the amendment, the revolving credit facility was reduced to $750.0 million on March 28, 2008 and was further reduced to $625.0 million in May 2008 after receipt by the Company of a tax refund attributable to the sale of The Star Tribune Company.  The revolving credit facility is required to be further reduced to $500.0 million upon the sale of land in Miami, Florida.  The Company wrote off $3.4 million of deferred financing costs in connection with the amendment, which was recorded in interest expense for the quarter ended March 30, 2008.

A total of $184.3 million was available under the revolving credit facility at June 29, 2008, all of which could be borrowed under the Company's current leverage covenant and trailing operating cash flow (as defined in the Credit Agreement).

Debt under the amended Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 37.5 basis points to 200.0 basis points.  Applicable rates are based upon the Company’s ratings on its long-term debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P) whenever the Company’s total leverage ratio is less than 4.00 to 1.00 or based on the Company’s total leverage ratio whenever the ratio is greater than 4.00 to 1.00.  A commitment fee for the unused revolving credit ranges from 10.0 basis points to 50.0 basis points depending on the Company’s ratings or total leverage ratio. The Company currently pays interest on debt under the Credit Agreement based on its leverage ratio, which as of June 29, 2008 was priced at LIBOR plus 200.0 basis points on outstanding debt and commitment fees on the unused revolver were priced at 50.0 basis points.

On July 11, 2008, S&P lowered the Company’s corporate credit ratings and noted that the rating outlook was negative, citing declines in revenue and EBITDA and the likelihood for further declines in the intermediate term.  The ratings downgrade had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.

The following table summarizes the ratings of the Company’s debt instruments:

Debt Ratings
	As of June 29, 2008	As of last rating action
Credit Facility:
S & P	BB-	BB-
Moody's	Ba1	Ba1

Bonds:
S & P	B-	B-
Moody's	B1	B1

Corp. Family Rating:
S & P	BB-	B+
Moody's	Ba3	Ba3

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00 and a maximum leverage ratio (as defined in the Credit Agreement) of 5.00 to 1.00 through September 27, 2009; 4.75 to 1.00 from December 27, 2009 through December 26, 2010 and 4.50 to 1.00 thereafter.    The Company is also subject to a $250 million limit on any repurchases of its publicly traded notes with maturity dates after 2011, increases in dividends or repurchases of its common stock so long as its total leverage ratio is equal to or greater than 4.00 to 1.00. At June 29, 2008, the Company was in compliance with all debt covenants.

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

At June 29, 2008, the Company had outstanding letters of credit totaling $49.3 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

The following table presents the approximate annual maturities of debt, based upon the Company's required payments, for the next five years and thereafter (in thousands):

Year	Payments
2009	$50,000
2010	-
2011	1,159,700
2012	-
2013	-
Thereafter	980,000
2,189,700
Less net discount	(88,065)
Total debt	$2,101,635

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

The Company also has a limited number of supplemental retirement plans to provide key employees with additional retirement benefits.  The terms of the plans are generally the same as those of the retirement plans, except that the supplemental retirement plans are limited to key employees and provide an enhanced pension benefit.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in pension and postretirement obligations.

As of December 31, 2007, the McClatchy and Knight-Ridder Retirement Plans merged into one retirement plan.

In June 2008, the Company announced plans to reduce its workforce by about 10% as the Company streamlines its operations and staff size.  The announced workforce reduction came through both voluntary and involuntary separations and managed attrition involving about 1,400 positions.    The workforce reduction resulted in severance costs of approximately $23.0 million, pension curtailment losses in certain defined benefit plans of $1.6 million and a gain in a postretirement plan of $1.4 million in the second fiscal quarter of 2008, which are included in compensation expense.

The elements of pension costs for continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Service cost	$7,992	$10,872	$17,102	$18,810
Interest cost	24,404	22,772	49,280	46,988
Expected return on plan assets	(28,279)	(26,024)	(56,601)	(54,250)
Prior service cost amortization	51	24	101	105
Actuarial (gain) loss	93	(556)	183	3,453
Curtailment loss	1,649	-	1,649	-
Net pension expense	$5,910	$7,088	$11,714	$15,106

No material contributions were made to the Company's multi-employer plans for continuing operations for the three and six months ended June 29, 2008 and July 1, 2007.

The Company also provides for or subsidizes postretirement healthcare and certain life insurance benefits for employees.  The elements of postretirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Service cost	$(1)	$200	$27	$422
Interest cost	532	426	1,116	1,434
Prior service cost amortization	(313)	-	(626)	-
Actuarial gain	(568)	(6)	(574)	(6)
Curtailment gain	(1,372)	-	(1,372)	-
Net postretirement expense (benefit)	$(1,722)	$620	$(1,429)	$1,850

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

McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder, the United States’ largest online job site, and 25.6% of Classified Ventures, a newspaper industry partnership that offers two of the United States’ premier classified websites: the auto website, cars.com, and the rental site, apartments.com.

The Company's primary source of revenue is print and online advertising, which accounted for 83.0% of the Company's revenue for the second fiscal quarter of 2008.  While percentages vary from year to year and from newspaper to newspaper, classified advertising has steadily decreased as a percentage of total advertising revenues primarily in the employment and real estate categories and to a lesser extent the automotive category.  Classified advertising as a percentage of total advertising revenues has declined to 33.3% in the second fiscal quarter of 2008 compared to 38.5% in the second fiscal quarter of 2007 and 40.8% in the second fiscal quarter of 2006 on a pro forma basis, primarily as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand to online products.

While revenues from retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) has decreased year over year, retail advertising has steadily increased as a percentage of total advertising up to 48.4% in the second fiscal quarter of 2008 compared to 43.7% in the second fiscal quarter of 2007 and 42.0% in the second fiscal quarter of 2006.

National advertising as a percentage of total advertising revenue remained relatively similar year over year and contributed 9.0% of total advertising revenue in the second fiscal quarter of 2008.  Direct marketing and other advertising made up the remainder of the Company's advertising revenues in the second fiscal quarter of 2008.

While included in the revenues above, all categories of advertising are growing online, with the exception of employment which has been negatively affected by the economic downturn.  Online advertising grew 12.5% in the second fiscal quarter of 2008 and represented 11.8% of total advertising, up from 8.8% of total advertising in 2007. Excluding employment online advertising, online advertising grew 58.5% in the second fiscal quarter and 55.4% in the first half of 2008.

Circulation revenues increased to 13.5% of the Company's newspaper revenues in the second fiscal quarter of 2008 from 12.0% in the second fiscal quarter of 2007.  Most of the Company’s newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

See the following "Results of Operations" for a discussion of the Company's revenue performance and contribution by category for the three and six months ended June 29, 2008 and July 1, 2007.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company's Annual Report on Form 10-K for the period ended December 30, 2007 includes a description of certain critical accounting policies, including those with respect to revenue recognition, allowance for doubtful accounts, acquisition accounting, discontinued operations, goodwill and intangible impairment, pension and postretirement benefits, income taxes, insurance and stock-based employee compensation.  In order to provide additional clarity and detail regarding the Company’s impairment of goodwill and intangibles in 2007, the following is an expanded discussion on the Company’s policy for goodwill and intangible impairment:

Goodwill and Intangible Impairment - The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company tests for goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Such indicators of impairment may include, but are not limited to, changes in business climate such as an economic downturn, significant operating cash flow declines related to its newspapers or a major change in the assessment of future operations of its newspapers, or a sustained decline in the Company’s stock price below the per-share book value of stockholders’ equity. Due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price, the Company analyzed the carrying value of its net assets as of September 30, 2007 and again at its normal year-end annual testing at December 30, 2007.  As a result impairment charges were recorded in the third and fourth quarters of 2007—please see additional information in Note 3 to the Company’s consolidated financial statements filed in its Form 10-K for the year ended December 30, 2007.

Summary of Approach and Analysis of Impairments
The required two-step approach to test for impairment under SFAS 142 requires the use of accounting judgments and estimates of future operating results.  Because SFAS 142 requires that impairment testing be done at a reporting unit level, the Company performs this testing at its newspaper operating segments (which are considered reporting units under SFAS No. 142). An impairment charge generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  In summary the Company conducts its tests and considers the following factors:

·
The fair value of the Company’s reporting units is determined using a discounted cash flow model. The projected cash flows are based on estimates of revenues, newsprint expenses and other cash costs. While these estimates are always inherently subject to risks and uncertainties, the ability to project future operations (and in particular advertising revenues) has become more difficult due to the unprecedented declines in print advertising as discussed below.

·	The discount rate is determined using the company’s weighted average cost of capital, adjusted for risks perceived by investors which are implicit in the Company’s publicly traded stock price.
·
The amount of a goodwill impairment charge requires management to allocate the fair value of the reporting units to all of the assets and liabilities of that unit (including any unrecognized intangible assets), using its best judgments and estimates in valuing the reporting unit, to determine the implied fair value of goodwill.

·
The resulting total fair value of the reporting units is then reconciled to the market capitalization of the Company, giving effect to an appropriate control premium. A goodwill impairment charge is recorded to the extent that the implied goodwill values are below the book value of goodwill for the reporting units.

Management believes the lack of visibility in future revenue trends has affected investors’ view of the Company’s enterprise value as reflected in its stock price. Continued declines in the Company’s revenues, which are not offset by the Company’s cost restructuring efforts, will likely have an impact on the fair value of the Company’s reporting units as determined by the Company’s discounted cash flow analysis.  In addition, a sustained decline in the value of the Company’s stock price (likely the result of declining revenues not sufficiently offset with cost savings) would be considered an indicator of impairment and could cause the Company to perform an impairment analysis in advance of its annual impairment testing performed at year-end.

A more comprehensive discussion of the factors that affected the 2007 impairment charges follows.

Factors Affecting Fair Value Calculations for Goodwill Impairment
Fair value is determined using an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value.  The estimated future cash flows projected can vary within a range of outcomes depending on the assumptions and estimates used. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue, and in particular, potential changes in future advertising (including the impact of economic trends and the speed of conversion of advertising and readership to online products from traditional print products); trends in newsprint prices; and other operating expense items. The following are trends considered by the Company in developing assumptions and estimates for its discounted cash flow analysis:

·
Beginning in mid 2006, advertising declined as the real-estate boom began to unwind and newspapers in the states that experienced the largest run up in real estate values experienced advertising revenue declines. The real-estate led downturn has subsequently spread to other sectors in the economy and across the nation. As a result, advertising declined in the newspaper industry in 2006 and the decline worsened through 2007. The Company’s advertising revenues in 2006 were up 0.5% but declined 8.6% in 2007 (both years pro forma for the acquisition of Knight Ridder) and continued to decline in 2008 at an accelerating pace.

·
Advertising has been moving to the internet, particularly in the employment category. This shift in advertiser preferences accelerated as the economy slowed. While much of this advertising was captured by newspapers’ websites, low barriers to entry and the searchable format of the internet gave rise to many more competitors online than in print, particularly in the classified advertising categories.

·
Newsprint expense is the largest raw material input in the production of newspapers and has ranged from 13.9% (in 2007) to 18.4% (in 2000) of cash operating expenses for the Company. Newsprint producers have consolidated and reduced capacity within the last year, and foreign demand of newsprint has risen, causing prices to begin to rise in late 2007 and continue to increase in 2008. However newsprint usage is at historical lows due to the migration of some readers and advertisers to the internet. Through mid 2008 price increases have been offset by lower newsprint usage reflecting declines in print advertising and circulation and newspaper conservation efforts, but that may not continue.

•
Through 2007 the Company has been in a process of downsizing its business as it has become a hybrid print and online news and information company; ultimately a smaller company than one primarily focused on print alone. Compensation expenses are the largest component of the Company’s expenses and management has reduced its workforce and restructured operations over time by using attrition, outsourcing and consolidating functions. As revenue declines have accelerated, the pace of restructuring has also accelerated leading to a restructuring announced by the Company on June 16, 2008 that included a 10% workforce reduction. Other expenses have also been targeted for reductions in the restructuring.

While the impact of these trends and anticipation of restructuring efforts were taken into account in the Company’s discounted cash flow model as of December 30, 2007, assumptions about their impact on future operations are subject to variability and the ultimate outcome and specific advertising growth rates are highly subjective for individual newspapers.

Fair value calculations by their nature require management to make assumptions about future operating results which can be difficult to predict with certainty.  They are influenced by management’s views of future advertising trends in the industry, and in the markets in which it operates newspapers. As discussed above, the variability in these trends and the difficulty in projecting advertising growth in particular in each newspaper market are impacted by the unprecedented declines in advertising.

Discount Rate Considerations
In developing an appropriate discount rate to apply in its discounted cash flow models the Company develops an estimate of its weighted average cost of capital.  Management also reviews the capital markets and considers in its estimates the level of interest rates and perceived market risk associated with media companies at large and the Company’s value specifically. The ultimate discount rate selected is influenced by the reconciliation to current market capitalization. The Company also reviews the value of each newspaper as calculated in the discounted cash flow model at various discount rates in comparison to public and private market trading multiples for newspaper assets as a reasonableness check.

Enterprise Value and Reconciliation to Market Capitalization
The trends discussed above, along with general economic conditions, affect the market’s perception of McClatchy’s enterprise value.  The sum of the fair values of the reporting units is reconciled to the Company's current market capitalization (based upon the most recent stock market price) plus an estimated control premium, and factors in the fair value of the Company's publicly traded debt.  The estimated control premium is based in part upon multiples achieved in sales transactions of media companies with similar dual-class stock structures as the Company.  Though there is a level of subjectivity and variability related to the assumptions in projecting future operating results, this reconciliation process provides observable market input into and therefore influences the range of values ascribed to the reporting units.

Masthead Considerations
Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount.  The Company uses a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead.  Management’s judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each newspaper in determining the fair value of each newspaper masthead.  The Company performed impairment tests on newspaper mastheads as of September 30, 2007 and December 30, 2007.  See Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the period ended December 30, 2007 for a discussion of the impairment charges taken.

Other Intangible Assets Considerations
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

Recent Events and Trends

Disposition Transaction:

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper for $530 million.  The Company received an income tax benefit of approximately $200 million related to the sale.  Approximately $15 million offset taxes payable in the first fiscal quarter of 2008 and the Company received approximately $185 million as an income tax refund in April 2008, which it used to reduce debt.

The results of Star Tribune's operations, including interest on debt incurred in connection with the purchase of the company, have been recorded as discontinued operations in all periods presented. The Company used the proceeds from the sale of the Star Tribune to reduce debt.

Advertising Revenues:

Advertising revenues in the second fiscal quarter of 2008 decreased as a result of the continuing weak economy and the secular shift in advertising to the internet.  The rate of decline in advertising revenues from comparable periods in 2007 accelerated in the second fiscal quarter compared to the first fiscal quarter of 2008. California and Florida account for approximately one third of the Company’s advertising revenue and continue to be affected more than other regions by the real estate downturn; advertising revenues declined 22.2% in these two states in the second fiscal quarter of 2008 compared to a decline of 14.0% in all other regions.  Management believes a significant portion of the advertising downturn reflects the current economic cycle and expects declines to continue in the third fiscal quarter of 2008. See the revenue discussions in management’s review of “Results of Operations”.

Restructuring Plan:

In June 2008, the Company announced plans to reduce its workforce by about 10% as the Company streamlines its operations and staff size.  The announced workforce reduction came through both voluntary and involuntary separations and managed attrition involving about 1,400 positions and is expected to result in severance costs of approximately $30 million.  The Company will retain its strategic focus on sales, news and online operations as it realigns operations, with decisions about the size and profile of changes differing by newspaper operation.  The announced workforce reduction resulted in severance costs of approximately $23.0 million, pension curtailment losses on certain defined benefit plans of $1.6 million and a gain in a postretirement plan of $1.4 million in the second fiscal quarter of 2008.  The reduction in the workforce is expected to produce annual savings of approximately $70 million as part of a plan to reduce overall expenses by $95 million to $100 million over the next four quarters.

Newsprint:

After a period of declining newsprint prices through most of 2007, newsprint prices began to increase in the fourth fiscal quarter of 2007 and continued to increase through the second fiscal quarter of 2008.  For the second fiscal quarter of 2008, newsprint expense was 11.1% lower than in the second fiscal quarter of 2007, primarily reflecting lower newsprint usage offset by higher newsprint prices.  Newsprint producers have announced price increases to be implemented in the third fiscal quarter of 2008; however the Company does not yet know whether the full amount of announced increases or the timing of the increases will be implemented.

Newsprint pricing is dependent on global demand and supply for newsprint.  Significant changes in newsprint prices can increase or decrease the Company's operating expenses and therefore, directly affect the Company’s operating results.  However, because the Company has an ownership interest in Ponderay Newsprint Co. (Ponderay), a newsprint producer, an increase in newsprint prices, while negatively affecting the Company’s operating expenses, would increase the earnings from its share of this investment partially offsetting the increase in the Company’s newsprint expense.  A decline in newsprint prices would have the opposite effect.  Ponderay is also impacted by the higher cost of energy and fiber used in the papermaking process.  The impact of newsprint price increases on the Company's financial results is discussed under "Results of Operations".

Equity Investments:

On March 31, 2008, the Company, along with the other general partners of SP Newsprint Co. (SP), completed the sale of SP, of which the Company was a one-third owner.  The Company recorded a gain on the transaction in the second fiscal quarter of 2008 of $32.0 million.  The Company used the $55 million of proceeds it received from the sale to reduce debt and has $5 million in escrow which it has recorded as a long-term asset.  The Company expects to pay approximately $20 million in taxes related to the taxable gain in the third fiscal quarter 2008.

On June 30, 2008 (the first day of the Company’s third fiscal quarter), the Company sold its 15.0% ownership interest in ShopLocal, LLC for $7.9 million and used the proceeds to reduce debt.  The Company expects to receive an income tax benefit from the sale of approximately $5.6 million in the fourth fiscal quarter of 2008.  The Company reduced its carrying value of ShopLocal to match the sales price. In addition, Classified Ventures, LLC identified potential goodwill impairment at a real estate-related reporting unit and as a result, the Company recognized an estimated charge related to this investment in the second fiscal quarter of 2008.  The final charge will determined in the second half of 2008 when Classified Ventures completes its impairment analysis. The total non-cash pre-tax charges related to impairments of internet investments, including ShopLocal and Classified Ventures, in the second fiscal quarter were $21.5 million.

Tender Offer of Public Notes:

In May 2008, the Company purchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its revolving credit facility and recorded a pre-tax gain of $19.5 million.  The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively. The gain includes the write-off of approximately $2.8 million of net unamortized premiums related to these securities.

RESULTS OF OPERATIONS

Second Fiscal Quarter of 2008 Compared to Second Fiscal Quarter of 2007

The Company reported income from continuing operations in the second fiscal quarter of 2008 of $20.1 million, or $0.24 per share, compared to $34.5 million, or $0.42 per share in the second fiscal quarter of 2007.  The Company’s total net income was $19.7 million, or $0.24 per share including discontinued operations in the second fiscal quarter of 2008, compared to $35.2 million, or $0.43 per share in the second fiscal quarter of 2007.

Earnings in the second fiscal quarter of 2008 were positively impacted by a net of $2.7 million in after-tax items including the impact of: a $19.4 million after-tax gain on the sale of a one-third interest in SP Newsprint Company (SP), a $12.3 million after-tax gain on the extinguishment of debt related to a second quarter bond tender, $13.2 million in after-tax charges related to implementing a previously announced restructuring plan, $13.5 million in after-tax impairment charges of certain internet investments and a $2.2 million charge for tax expense related to certain discrete tax items.  Earnings in the second quarter of 2007 included a $4.7 million after-tax loss related to the settlement of litigation and amendment to a Joint Operating Agreement paid by the Seattle Times Company in which the Company is a 49.5% owner.

Revenues:

Revenues in the second fiscal quarter of 2008 were $489.7 million, down 15.6% from revenues of $580.0 million in the second fiscal quarter of 2007.  Advertising revenues were $406.3 million, down 16.8% from advertising in the second fiscal quarter of 2007, and circulation revenues were $66.1 million, down 5.2%.

As discussed in Recent Events and Trends above, the economic weakness in the United States and particularly the declining real estate market continued to impact the Company’s advertising revenues in the second fiscal quarter of 2008.  Also, California and Florida continue to be affected more than other regions by the real estate downturn; advertising revenues declined 22.2% in these two states in the second fiscal quarter of 2008 compared to a decline of 14.0% in all other regions.

The following summarizes the Company's revenue by category, which compares the second fiscal quarter of 2008 with the second fiscal quarter of 2007 (dollars in thousands):

	Quarter Ended
	June 29, 2008	July 1, 2007	% Change
Advertising:
Retail	$196,497	$213,340	(7.9)
National	36,682	46,065	(20.4)
Classified:
Auto	35,997	43,778	(17.8)
Employment	40,423	66,310	(39.0)
Real estate	34,412	54,724	(37.1)
Other	24,312	23,129	5.1
Total classified	135,144	187,941	(28.1)
Direct marketing
and other	38,005	40,931	(7.1)
Total advertising	406,328	488,277	(16.8)
Circulation	66,055	69,707	(5.2)
Other	17,300	22,043	(21.5)
Total revenues	$489,683	$580,027	(15.6)
			173.6

Retail advertising decreased $16.8 million or 7.9% from the second fiscal quarter of 2007.  The declines in retail advertising were largely in the furniture and home furnishings area reflecting the real estate down turn, and in department store advertising as consumers focus on higher gas and food prices.  Online retail advertising increased $5.3 million or 80.7% from the second fiscal quarter of 2007 driven by banner and display advertisements, while print ROP advertising decreased $18.5 million or 14.7% from the second fiscal quarter of 2007.  Preprint advertising decreased $3.6 million or 4.5% from the second fiscal quarter of 2007.

National advertising decreased $9.4 million or 20.4% from the second fiscal quarter of 2007. The declines in total national advertising were primarily in the telecommunications and to a lesser extent in the national automotive categories.  However, online national advertising increased $2.5 million or 138.6% from the second fiscal quarter of 2007.

Classified advertising decreased $52.8 million or 28.1% from the second fiscal quarter of 2007.  Print classified advertising declined $50.4 million or 32.8%, while online classified advertising decreased $2.4 million or 7.0% from the second fiscal quarter of 2007.  More specifically:

·
Real estate advertising decreased $20.3 million or 37.1% from the second fiscal quarter of 2007.  The Company has seen dramatic declines in California and Florida, which continue to be adversely impacted more than other regions by the real estate downturn. In the second fiscal quarter of 2008, $11.6 million or 57.2% of the Company’s decline in real estate advertising was in these two states.  In total, print real estate advertising declined 41.3%, while online advertising grew 19.0%.

·
Automotive advertising decreased $7.8 million or 17.8% from the second fiscal quarter of 2007, reflecting lower automotive sales and the consolidation of automotive dealers.  Print automotive advertising declined 27.0%, while online advertising grew 39.7% reflecting the strength of the Company's cars.com online products.

•
Employment advertising decreased $25.9 million or 39.0% from the second fiscal quarter of 2007 reflecting a national slowdown in hiring and therefore employment advertising.  The declines were reflected both in print employment advertising, down 45.3%, and online employment advertising, down 27.3%.

Online advertising revenue, which is included in each of the advertising categories discussed above, totaled $48.1 million in the second fiscal quarter of 2008, an increase of 12.5% as compared to the second fiscal quarter of 2007.  In particular, those areas of online advertising that are not as strongly tied to print up-sells (advertising sold as a combined purchase of print and online advertising), primarily retail and automotive, have shown the strongest growth in advertising sales. Excluding employment advertising, which has been particularly hard hit by the economic downturn, online advertising grew 58.5% in the second fiscal quarter.

Direct marketing decreased $2.9 million or 7.1% from the second fiscal quarter of 2007 reflecting the overall slow advertising environment in 2008.

Circulation revenues decreased $3.7 million or 5.2% from the second fiscal quarter of 2007, primarily reflecting lower circulation volumes.  The Company expects circulation volumes to remain lower in fiscal 2008 compared to fiscal 2007 reflecting both changing readership trends and the Company’s focus on reducing circulation programs not deemed to be valuable to its advertising customers.

Operating Expenses:

Operating expenses decreased $16.7 million or 3.6% from the second fiscal quarter of 2007 and include $23.3 million in severance and benefit plan curtailment costs related to the Company’s restructuring plan. Excluding these costs operating expenses were down 8.6% from the 2007 quarter.  Compensation costs remained relatively unchanged from 2007 and included the restructuring charges discussed above. Excluding the effect of the restructuring, compensation expense was down 10.1%. Payroll was down 7.6% and fringe benefits costs declined 20.1% reflecting a 9.4% decrease in headcount and lower retirement and medical costs.

Newsprint and supplement expense was down 11.1% with newsprint expense down 11.3%, primarily reflecting lower newsprint usage.  Supplement expense was down 9.8%.  Depreciation and amortization expenses were down 4.5% from the second fiscal quarter of 2007. Other operating costs were down 5.7%, reflecting company-wide cost controls.

Interest:

Interest expense from continuing operations declined $12.9 million or 26.0% in the second fiscal quarter of 2008 reflecting lower interest rates and debt balances.

Equity (Loss) Income:

Losses from unconsolidated investments were $366,000 in the second fiscal quarter of 2008 compared to $11.2 million in 2007.  During the second fiscal quarter of 2007, the Seattle Times Company (STC) and Hearst entered into an agreement to settle certain outstanding legal issues and amend their Joint Operating Agreement relating to STC and Hearst's Seattle newspaper. As a result, STC paid approximately $24 million to Hearst in the third fiscal quarter of 2007.  The Company expensed $7.8 million as its share of this payment as part of its equity losses in the second fiscal quarter of 2007.  Excluding the STC legal settlement, total losses from unconsolidated investments were $3.4 million in the second fiscal quarter of 2007 and included losses from SP Newsprint Company (SP) which was sold at the beginning of the second quarter of 2008 as discussed below.

The Company sold SP at the beginning of the second fiscal quarter of 2008 and recorded a gain on the sale $32.0 million.  In addition the Company recorded charges totaling $21.5 million related to estimated impairments of certain internet investments.  For further information, see Note 3 to the consolidated financial statements for an expanded discussion of transactions and events related to the Company’s less than 50% owned companies.

Gain on Extinguishment of Debt

In the second fiscal quarter of 2008, the Company recorded a gain on the extinguishment of debt of $19.5 million relating to a bond tender offer.  For further information, see Note 5 to the consolidated financial statements.

Income Taxes:

The income tax rate from continuing operations in the second fiscal quarter of 2008 was 46.1% compared to 39.9% in 2007. The rate in the second fiscal quarter of 2008 was impacted by several discrete items including: the gain on extinguishment of debt, the gain on the sale of SP Newsprint, impairment related charges on certain equity investments and other discrete tax items.  The effective tax rate excluding the impact of the transactions and other discrete items for the current fiscal year is expected to be in the range of 43% to 44%.

First Six Months of 2008 Compared to First Six Months of 2007

The Company reported income from continuing operations in the first six months of 2008 of $19.1 million, or $0.23 per share, compared to $49.0 million, or $0.60 per share in 2007.  In the first six months of 2007, the Company recorded a loss from discontinued operations of $4.8 million, or $0.06 per share relating to the results of the (Minneapolis) Star Tribune.  The Company’s net income was $18.8 million, or $0.23 per share including discontinued operations in the first six months of 2008, compared to $44.3 million, or $0.54 per share in the first six months of 2007.

Earnings for the first six months of 2008 were negatively impacted by a net of $978,000 in after-tax items including the impact of: a $19.4 million after-tax gain on the sale of a one-third interest in SP Newsprint Company (SP), a $12.3 million after-tax gain on the extinguishment of debt related to a second quarter bond tender, $14.4 million in after-tax charges related to implementing a previously announced restructuring plan, $13.5 million in after-tax impairment charges of certain internet investments, the after-tax write-off of $1.9 million in deferred financing costs and a $2.9 million charge for tax expense related to certain discrete tax items.  Earnings for the first six months of 2007 included a $4.7 million after-tax loss related to the settlement of litigation and amendment to a Joint Operating Agreement paid by the Seattle Times Company in which the Company is a 49.5% owner.

Revenues:

Revenues in the first six months of 2008 were $978.0 million, down 14.7% from revenues of $1.1 billion in 2007.  Advertising revenues were $810.4 million, down 16.1% from advertising in the first six months of 2007, and circulation revenues were $133.9 million, down 5.4%.

As discussed in Recent Events and Trends above, the economic weakness in the United States and particularly the declining real estate market continued to impact the Company’s advertising revenues in the first six months of 2008.  Also, California and Florida continue to be affected more than other regions by the real estate downturn; advertising revenues declined 22.8% in these two states in the first six months of 2008 compared to declines of 12.4% in all other regions.

The following summarizes the Company's revenue by category, which compares the first six months of 2008 with the first six months of 2007 (dollars in thousands):

	Six Months Ended
	June 29, 2008	July 1, 2007	% Change
Advertising:
Retail	$387,255	$419,529	(7.7)
National	74,907	91,216	(17.9)
Classified:
Auto	71,383	85,933	(16.9)
Employment	86,864	136,027	(36.1)
Real estate	69,835	109,911	(36.5)
Other	47,273	44,741	5.7
Total classified	275,355	376,612	(26.9)
Direct marketing
and other	72,834	77,943	(6.6)
Total advertising	810,351	965,300	(16.1)
Circulation	133,919	141,587	(5.4)
Other	33,696	39,698	(15.1)
Total revenues	$977,966	$1,146,585	(14.7)

Retail advertising decreased $32.3 million or 7.7% from the first six months of 2007 and largely reflected the factors discussed in the quarterly results above.    Online retail advertising increased $9.3 million or 75.2% from the first six months of 2007 driven by banner and display advertisements, while print ROP advertising decreased $32.9 million or 13.3% from the first six months of 2007.  Preprint advertising decreased $8.7 million or 5.5% from the first six months of 2007.

National advertising decreased $16.3 million or 17.9% from the first six months of 2007. The declines in total national advertising were primarily in the telecommunications and to a lesser extent in the national automotive category.  However, online national advertising increased $4.8 million or 149.6% from the first six months of 2007.

Classified advertising decreased $101.3 million or 26.9% from the first six months of 2007.  Print classified advertising declined $96.8 million or 31.4%, while online classified advertising decreased $4.4 million or 6.5% from the first six months of 2007.  More specifically:

·
Real estate advertising decreased $40.1 million or 36.5% from the first six months of 2007.  The Company has seen dramatic declines in California and Florida, which continue to be adversely impacted more than other regions by the real estate downturn. In the first six months of 2008, $24.4 million or 61.0% of the Company’s decline in real estate advertising was in these two states.  In total, print real estate advertising declined 40.1%, while online advertising grew 13.9%.

•
Automotive advertising decreased $14.6 million or 16.9% from the first six months of 2007, reflecting lower automotive sales and the consolidation of automotive dealers.  Print automotive advertising declined 25.7%, while online advertising grew 38.7% reflecting the strength of the Company's cars.com online products.

·
Employment advertising decreased $49.2 million or 36.1% from the first six months of 2007 reflecting a national slowdown in hiring and therefore employment advertising.  The declines were reflected both in print employment advertising, down 42.0%, and online employment advertising, down 24.6%.

Online advertising revenue, which is included in each of the advertising categories discussed above, totaled $93.7 million in the first six months of 2008, an increase of 11.5% as compared to the first six months of 2007.  In particular, those areas of online advertising that are not as strongly tied to print up-sells (advertising sold as a combined purchase of print and online advertising), primarily retail and automotive, have shown the strongest growth in advertising sales.  Excluding employment advertising that has been particularly hard hit by the economic downturn, online advertising grew 55.4% in the first half of 2008.

Direct marketing decreased $5.1 million or 6.6% from the first six months of 2007 reflecting the overall slow advertising environment in 2008.

Circulation revenues decreased $7.7 million or 5.4% from the first six months of 2007, primarily reflecting lower circulation volumes.  The Company expects circulation volumes to remain lower in fiscal 2008 compared to fiscal 2007 reflecting both changing readership trends and the Company’s focus on reducing circulation programs not deemed to be valuable to its advertising customers.

Operating Expenses:

Operating expenses decreased $64.3 million or 6.8% from the first six months of 2007, as the Company continued to reduce costs to mitigate the impact of revenue declines. Operating expenses include $25.4 million of severance and curtailment charges related to the Company’s restructuring plan, and were down 9.5% excluding these charges. Compensation costs were down 3.7% and included the restructuring related charges discussed above. Excluding the effect of the restructuring, compensation costs were down 9.2%, with payroll down 7.0% and fringe benefits costs down 17.5% reflecting an 8.5% decrease in headcount and lower retirement and medical costs.

Newsprint and supplement expense was down 15.6% with newsprint expense down 16.4%, primarily reflecting lower newsprint usage.  Supplement expense was down 10.3%.  Depreciation and amortization expenses were down 4.1% from the first six months of 2007. Other operating costs were down 8.2%, reflecting company-wide cost controls.

Interest:

Interest expense for continuing operations declined $21.4 million, or 20.7%, to $81.9 million for the first six months of 2008.  Interest expense included a $3.4 million charge related to the write-off of deferred financing costs as a result of the amendment to the Company’s bank credit agreement on March 28, 2008.  Excluding the write-off, interest expense declined $24.8 million reflecting lower interest rates and debt balances.

Equity Income (Loss):

Losses from unconsolidated investments were $13.5 million in the first six months of 2008 compared to $20.9 million in 2007.  During the second fiscal quarter of 2007, the Seattle Times Company (STC) and Hearst entered into an agreement to settle certain outstanding legal issues and amend their Joint Operating Agreement relating to STC and Hearst's Seattle newspaper. As a result, STC paid approximately $24 million to Hearst in the third fiscal quarter of 2007.  The Company expensed $7.8 million as its share of this payment as part of its equity losses in the second fiscal quarter of 2007. Excluding the STC legal settlement, total losses from unconsolidated investments were $13.1 million in the first six months of 2007.

The Company also recorded a gain on the sale of SP Newsprint of $32.0 million and charges totaling $21.5 million related to estimated impairments of certain internet investments.  See Note 3 to the consolidated financial statements for an expanded discussion of transactions and events related to the Company’s less than 50% owned companies.

Gain on Extinguishment of Debt

In the second fiscal quarter of 2008, the Company recorded a gain on the extinguishment of debt of $19.5 million relating to a bond tender offer.  See Note 5 to the consolidated financial statements.

Income Taxes:

The income tax rate for the first half of 2008 from continuing operations was 47.9% compared to 39.7% in 2007 and was impacted by those discrete items discussed in the quarterly results above.  The effective tax rate excluding the impact of the transactions and other discrete items for the current fiscal year is expected to be in the range of 43% to 44%.

Discontinued Operations:

Total losses from discontinued operations in the first six months of 2008 was $242,000 or less than $0.01 per share compared to a loss in the first six months of 2007 of $4.8 million or $0.06 per share (related to the Star Tribune newspaper – see Note 2 to the consolidated financial statements).  $1.2 million in interest incurred on the debt used to finance the purchase of the Star Tribune was recorded in discontinued operations in the first six months of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $9.2 million as of June 29, 2008.  The Company generated $139.9 million of cash from operating activities from continuing operations in the first half of 2008 compared to $118.1 million in 2007.  The increase in cash from operating activities primarily relates to changes in working capital.  The Company generated $184.2 million in cash from discontinued operations which was primarily from a $185 million income tax refund related to the sale of The Star Tribune Company.  The Company used the proceeds from the refund to repay debt.

Investing activities provided $42.8 million in cash primarily due to the receipt of $55.3 million from the sale of SP offset by the purchase of property, plant and equipment totaling $12.2 million.  The Company used the proceeds it received from the sale of SP to reduce debt in the second quarter of 2008 and has $5 million recorded as a long-term receivable which is collateralized by cash in escrow.  The Company expects to pay taxes related to the gain of approximately $20 million in the third quarter 2008.

On June 30, 2008 (the first day of the Company’s third fiscal quarter), the Company sold its 15.0% ownership interest in ShopLocal, LLC for $7.9 million and used the proceeds it received from the sale to reduce debt.  An income tax benefit from the sale is expected to result in cash tax savings of approximately $5.6 million in the fourth quarter of 2008.

The Company owns 10 acres of land in Miami which is currently under contract to sell.  As of June 29, 2008, the Company expects to consummate the sale of its Miami land prior to December 31, 2008 for a sale price of approximately $180 million to $190 million with after-tax net proceeds of approximately $115.0 million. Proceeds from the sale will be used to repay debt.

The Company used $383.4 million of cash from financing sources in the first half of 2008. The Company used $283.2 million, including offering expenses, to complete a tender for a portion of its bonds (see Note 5 to the consolidated financial statements above) and the remainder of its financing uses were primarily for repayment of bank debt.  The Company retired $300 million of bond notes (discussed below), repaid $68.9 million of bank debt in the first half of 2008 and paid $3.3 million in financing costs relating to amending the Credit Agreement in the first quarter of 2008.  The Company also paid $29.6 million in dividends in the first half of 2008.

Debt and Related Matters:

In May 2008, the Company purchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its revolving credit facility and recorded a pre-tax gain of $19.5 million.  The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively. The gain includes the write-off of approximately $2.8 million of net unamortized premiums related to these securities.

 The Company’s credit agreement entered into on June 27, 2006 provided for a $3.2 billion senior unsecured credit facility (Credit Agreement) and was established in connection with the acquisition of Knight-Ridder, Inc. on June 27, 2006 (the Acquisition).  At the closing of the Acquisition, the Company’s Credit Agreement consisted of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. On March 28, 2008, the Company entered into an agreement to amend the Credit Agreement.  Pursuant to the amendment, the revolving credit facility was reduced to $750 million on March 28, 2008 and was further reduced to $625 million in May 2008 after receipt by the Company of a $185 million tax refund attributable to the sale of The Star Tribune Company.  The revolving credit facility is required to be further reduced to $500 million upon the sale of land in Miami, Florida.  Both the Term A loan and the revolver are due on June 27, 2011. As of June 29, 2008, a total of $439.7 million and $550.0 million was outstanding on the revolver and Term A loan, respectively.

A total of $184.3 million was available under the revolving credit facility at June 29, 2008, all of which could be borrowed under the Company's current leverage covenant and trailing operating cash flow (as defined in the Credit Agreement).

Debt under the amended Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 37.5 basis points to 200.0 basis points.  Applicable rates are based upon the Company’s ratings on its bank debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P) whenever the Company’s total leverage ratio is less than 4.00 to 1.00 or based on the Company’s total leverage ratio whenever the ratio is greater than 4.00 to 1.00.  A commitment fee for the unused revolving credit ranges from 10.0 basis points to 50.0 basis points depending on the Company’s ratings or total leverage ratio.   The Company currently pays interest on debt under the Credit Agreement based on its leverage ratio, which on June 29, 2008, was priced at LIBOR plus 200.0 basis points on outstanding debt and commitment fees on the unused revolver were priced at 50.0 basis points.

On July 11, 2008, S&P lowered the Company’s corporate credit ratings and noted that the rating outlook was negative, citing declines in revenue and EBITDA and the likelihood for further declines in the intermediate term.  The ratings downgrade had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.

The following table summarizes the ratings of the company’s debt instruments:

Debt Ratings
	As of June 29, 2008	As of last rating action
Credit Facility:
S & P	BB-	BB-
Moody's	Ba1	Ba1

Bonds:
S & P	B-	B-
Moody's	B1	B1

Corp. Family Rating:
S & P	BB-	B+
Moody's	Ba3	Ba3

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00 and a maximum leverage ratio (as defined in the Credit Agreement) of 5.00 to 1.00 through September 27, 2009; 4.75 to 1.00 from December 27, 2009 through December 26, 2010 and 4.50 to 1.00 thereafter.  The Company is also subject to a $250 million limit on any repurchases of its publicly traded notes with maturity dates after 2011, increases in dividends or repurchases of its common stock so long as its total leverage ratio is equal to or greater than 4.00 to 1.00. At June 29, 2008, the Company was in compliance with all debt covenants.

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

At June 29, 2008, the Company had outstanding letters of credit totaling $49.3 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

Contractual Obligations:

As of June 29, 2008, the Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2009, totaling approximately $3.6 million.

The Company increased its pension and postretirement obligations by approximately $66.8 million as the qualified pension plan and certain postretirement plans were revalued as of June 29, 2008 in connection with assessing the impact of a curtailment of the plans pursuant to the Company’s recently announced restructuring plan. See Note 6 to the consolidated financial statements above for more discussion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Credit Agreement bears interest at the LIBOR plus a spread ranging from 37.5 basis points to 200.0 basis points.  Applicable rates are based upon the Company's ratings on bank debt from Moody's and S&P or the Company’s total leverage ratio, depending on the ratio.  A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease the Company’s annual net income by $1.2 million to $1.6 million based on expected debt balances in 2008.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-Looking Information:

Statements in this quarterly report on Form 10-Q regarding future financial and operating results, including revenues, operating expenses, cash flows, debt levels, as well as future opportunities for the Company and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that are not statements of historical fact (including statements containing the words “believes,” “plans,” “anticipates,” “expects,” estimates and similar expressions) should also be considered to be forward-looking statements.  There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including:  anticipated savings from cost restructuring efforts may not materialize in the amount or timing anticipated by management;  the duration and depth of an economic recession in markets where McClatchy operates its newspapers may reduce its income and cash flow more than expected; McClatchy may not consummate contemplated transactions, including but not limited to the pending sale of the real estate in Miami, which may enable debt reduction on anticipated terms or at all; McClatchy may do harm to its operations in attempting to achieve its cost reduction targets; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; McClatchy’s expense and income levels could be adversely affected by changes in the cost of newsprint and McClatchy’s operations could be negatively affected by any deterioration in its labor relations, as well as the other risks detailed from time to time in the Company’s publicly filed documents, including the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, filed with the U.S. Securities and Exchange Commission. McClatchy disclaims any intention and assumes no obligation to update the forward-looking information contained in this quarterly report.

See McClatchy’s 2007 Form 10-K filed with the Securities and Exchange Commission on
February 28, 2008 for further discussion of risk factors that could affect operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company held its annual shareholders’ meeting on May 13, 2008 to vote on six proposals. Shareholders approved all of the proposals by voting as follows:

1.	Election of Directors of the Board
		VOTES
		FOR	WITHHELD

	Class A Common Stock

	Elizabeth Ballantine	4,059,389	147,493
	Kathleen Foley Feldstein	4,059,353	147,530
	S. Donley Ritchey	4,008,399	198,483
	Frederick R. Ruiz	4,057,836	149,046

	Class B Common Stock

	Leroy Barnes, Jr.	23,258,962	-0-
	William K. Coblentz	23,258,962	-0-
	Molly Maloney Evangelisti	23,258,962	-0-
	Larry Jinks	23,258,962	-0-
	Joan F. Lane	23,258,962	-0-
	Brown McClatchy Maloney	23,258,962	-0-
	William B. McClatchy	23,258,962	-0-
	Kevin S. McClatchy	23,258,962	-0-
	Theodore R. Mitchell	23,258,962	-0-
	Gary B. Pruitt	23,258,962	-0-

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2.	Approval of the Amended and Restated 2004 Stock Incentive Plan	24,489,335	2,344,597	133,609	498,304

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3.	Approval of an amendment to the Amended and Restated Long-Term Incentive Plan	27,158,345	188,892	118,608	-0-

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
4.	Approval of the Amended and Restated CEO Bonus Plan	27,075,632	255,718	134,495	-0-

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
5.	Approval of the Amended and Restated Employee Stock Purchase Plan	26,355,383	494,500	117,658	498,304

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
6.	Ratification of Deloitte & Touche LLP as independent auditors for 2008	27,384,360	64,164	17,321	-0-

ITEM 6. EXHIBITS

Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 37 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company

August 6, 2008	By: /s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
August 6, 2008	By: /s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

TABLE OF EXHIBITS

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company's Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company's Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company's Current Report on Form 8-K filed July 28, 2008.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

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

**10.8*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 30, 2000.

**10.9*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

Exhibit	Description

**10.10*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company's 2002 Report on Form 10-K.

**10.11*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Report on Form 10-K.

**10.12*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.13*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 16, 2004.

**10.14*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 28, 2005.

**10.15*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company's 2003 Form 10-K.

10.16*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 23, 2005.

**10.17*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.

**10.18*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007 included as Exhibit 10.16 to the Company's 2006 Report on Form 10-K.

**10.19*	The Company's Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company's 2005 Report on Form 10-K.

**10.20*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007 included as Exhibit 10.18 to the Company's 2006 Report on Form 10-K.

10.21*
Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 26, 2006.

10.22*
Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.23 in the Company's Quarterly Report on Form 10Q filed for the quarter ending July 1, 2007.

10.23*
Amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.24 in the Company's Quarterly Report on Form 10Q filed for the quarter ending July 1, 2007.

**10.24*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company's 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s 2007 Report on Form 10-K.

**10.25	The Company’s 2004 Stock Incentive Plan, as amended and restated.

Exhibit	Description

**10.26	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan.

**10.27	The Company’s Amended and Restated CEO Bonus Plan.

**10.28	The Company’s Amended and Restated Employee Stock Purchase Plan.

21*	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors