Form 10-Q/A
period 2008-06-29
MCCLATCHY CO
filed 2008-08-11
CIK 1056087

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 5, 2008:

Class A Common Stock 57,384,516

Class B Common Stock 25,050,962

Explanatory Note

The McClatchy Company is filing this Amendment No. 1 to Form 10-Q to correct the reporting of votes by holders of Class A Common Stock with respect to the election of four members of the Board of Directors at the May 13, 2008 annual shareholders’ meeting (Section 1 of Item 4, Part II of the Form 10-Q). There have been no changes from the original Form 10-Q other than as described above. This amendment does not otherwise update information in the Original Filing. Pursuant to Rule 12b-15, currently dated certifications of the Chief Executive Officer and the Chief Financial Officer are provided.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

1.	Election of Directors of the Board

	VOTES
	FOR	WITHHELD
Class A Common Stock
Elizabeth Ballantine	40,593,894	1,474,939
Kathleen Foley Feldstein	40,593,531	1,475,302
S. Donley Ritchey	40,083,998	1,984,835
Frederick R. Ruiz	40,578,367	1,490,466

Class B Common Stock
Leroy Barnes, Jr.	23,258,962	-0-
William K. Coblentz	23,258,962	-0-
Molly Maloney Evangelisti	23,258,962	-0-
Larry Jinks	23,258,962	-0-
Joan F. Lane	23,258,962	-0-
Brown McClatchy Maloney	23,258,962	-0-
William B. McClatchy	23,258,962	-0-
Kevin S. McClatchy	23,258,962	-0-
Theodore R. Mitchell	23,258,962	-0-
Gary B. Pruitt	23,258,962	-0-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company

August 11, 2008	By:	/s/ Gary B. Pruitt
Date	Gary B. Pruitt
Chief Executive Officer

August 11, 2008	By:	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.