Form 10-Q
period 2008-11-07
MCCLATCHY CO
filed 2008-11-07
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 28, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824

(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)
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
Non-accelerated filer   [   ] (Do not check if smaller reporting company)
Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).
[ ]	Yes	[X]	No
 As of November 5, 2008, the registrant had shares of common stock as listed below outstanding:
Class A Common Stock	57,515,181
Class B Common Stock	25,050,962

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

ASSETS	September 28,	December 30,
CURRENT ASSETS:	2008	2007
Cash and cash equivalents	$4,992	$25,816
Trade receivables (less allowances of $13,762 in 2008 and $11,096 in 2007)	218,076	289,550
Other receivables	12,304	19,677
Newsprint, ink and other inventories	48,954	36,230
Deferred income taxes	27,461	27,077
Prepaid income taxes	7,061	60,758
Income tax receivable	12,046	185,059
Land and other assets held for sale	181,875	177,436
Other current assets	19,866	20,636
	532,635	842,239
PROPERTY, PLANT AND EQUIPMENT:
Land	199,815	205,080
Building and improvements	393,648	395,553
Equipment	825,899	846,664
Construction in progress	8,166	17,183
	1,427,528	1,464,480
Less accumulated depreciation	(566,450)	(522,388)
	861,078	942,092
INTANGIBLE ASSETS:
Identifiable intangibles - net	845,467	891,591
Goodwill	1,060,194	1,042,880
	1,905,661	1,934,471

INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	331,355	401,274
Other assets	24,563	17,843
	355,918	419,117
TOTAL ASSETS	$3,655,292	$4,137,919

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 28,	December 30,
CURRENT LIABILITIES:	2008	2007
Accounts payable	$64,786	$93,626
Accrued compensation	95,559	104,892
Income taxes payable	-	20,861
Unearned revenue	84,209	82,461
Accrued interest	17,999	28,246
Accrued dividends	7,424	14,788
Other accrued liabilities	45,571	44,642
	315,548	389,516

NON-CURRENT LIABILITIES:
Long-term debt	2,068,216	2,471,827
Deferred income taxes	506,487	555,887
Pension and postretirement obligations	272,746	200,318
Other long-term obligations	116,315	94,831
	2,963,764	3,322,863
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares, issued
57,389,780 in 2008 and 57,108,308 in 2007	574	571
Class B - authorized 60,000,000 shares,
issued 25,050,962 in 2008 and 2007	251	251
Additional paid-in capital	2,203,000	2,197,041
Accumulated deficit	(1,795,290)	(1,781,298)
Treasury stock, 5,264 shares in 2008 and 3,029 shares in 2007 at cost	(144)	(122)
Accumulated other comprehensive income (loss)	(32,411)	9,097
	375,980	425,540
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,655,292	$4,137,919

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
REVENUES - NET:
Advertising	$370,117	$457,017	$1,180,468	$1,422,317
Circulation	64,691	67,995	198,610	209,582
Other	16,812	15,332	50,508	55,030
	451,620	540,344	1,429,586	1,686,929
OPERATING EXPENSES:
Compensation	199,861	224,309	647,771	689,592
Newsprint and supplements	61,815	63,600	186,462	211,203
Depreciation and amortization	35,479	36,250	108,510	112,440
Other operating expenses	113,828	118,440	345,757	371,180
Goodwill and newspaper masthead impairment	-	1,434,590	-	1,434,590
	410,983	1,877,189	1,288,500	2,819,005

OPERATING INCOME (LOSS)	40,637	(1,336,845)	141,086	(1,132,076)

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(34,195)	(48,264)	(116,140)	(151,605)
Interest income	761	23	1,332	129
Equity losses in unconsolidated companies, net	(850)	(7,652)	(14,340)	(28,599)
Gain on sale of SP Newsprint	2,570	-	34,546	-
Gain on extinguishment of debt	180	-	19,680	-
Impairments related to investments and land held for sale	(2,983)	(84,568)	(24,498)	(84,568)
Other - net	101	700	1,120	1,443
	(34,416)	(139,761)	(98,300)	(263,200)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	6,221	(1,476,606)	42,786	(1,395,276)
INCOME TAX PROVISION (BENEFIT)	2,054	(131,419)	19,561	(99,133)
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,167	(1,345,187)	23,225	(1,296,143)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET OF INCOME TAXES	67	(1,546)	(175)	(6,324)
NET INCOME (LOSS)	$4,234	$(1,346,733)	$23,050	$(1,302,467)

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income (loss) from continuing operations	$0.05	$(16.40)	$0.28	$(15.81)
Loss from discontinued operations	-	(0.02)	-	(0.08)
Net income (loss) per share	$0.05	$(16.42)	$0.28	$(15.89)

Diluted:
Income (loss) from continuing operations	$0.05	$(16.40)	$0.28	$(15.81)
Loss from discontinued operations	-	(0.02)	-	(0.08)
Net income (loss) per share	$0.05	$(16.42)	$0.28	$(15.89)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	82,382	82,040	82,274	81,967
Diluted	82,434	82,040	82,327	81,967

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	September 28,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$23,225	$(1,296,143)
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	108,510	112,440
Goodwill and newspaper masthead impairment	-	1,434,590
Impairments related to investments and land held for sale	24,498	84,568
Employee benefit expense	11,212	25,435
Stock compensation expense	3,676	5,895
Deferred income taxes	-	(150,481)
Equity loss in unconsolidated companies	14,340	28,599
Gain on sale of SP Newsprint	(34,546)	-
Gain on extinguishment of debt	(19,680)	-
Write-off of deferred financing costs	3,738	-
Other	3,932	3,090
Changes in certain assets and liabilities:
Trade receivables	71,474	55,405
Inventories	(12,724)	15,570
Other assets	11,052	21,796
Accounts payable	(29,688)	(42,793)
Accrued compensation	(9,333)	(35,326)
Income taxes	(4,007)	(44,580)
Other liabilities	(13,916)	1,342
Net cash provided by operating activities of continuing operations	151,763	219,407
Proceeds from income tax refund	190,039	-
Other	(1,159)	2,007
Net cash provided by operating activities of discontinued operations	188,880	2,007
Net cash provided by operating activities	340,643	221,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	31,721	24,441
Proceeds from sale of investments	63,141	24,288
Purchases of property, plant and equipment	(17,052)	(43,222)
Equity investments	(855)	(3,231)
Other - net	-	(25)
Net cash provided by investing activities of continuing operations	76,955	2,251
Proceeds from sale of newspaper	-	522,922
Purchases of property, plant and equipment of discontinued operations	-	(4,837)
Net cash provided by investing activities of discontinued operations	-	518,085
Net cash provided by investing activities	76,955	520,336
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term bank debt	-	(550,000)
Net repayments of revolving bank debt	(97,970)	(149,022)
Payment of financing costs	(9,330)	-
Extinguishment of public notes and related expenses	(288,987)	-
Payment of cash dividends	(44,399)	(44,263)
Other - principally stock issuances	2,264	6,950
Net cash used by financing activities	(438,422)	(736,335)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,824)	5,415
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,816	19,581
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,992	$24,996
OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$(172,170)	$97,417
Interest (net of capitalized interest)	$111,592	$138,130
See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

				Retained	Accumulated
			Additional	Earnings	Other
	Par Value		Paid-In	(Accumulated	Comprehensive	Treasury
	Class A	Class B	Capital	Deficit)	Income (Loss)	Stock	Total
BALANCES, DECEMBER 30, 2007	$571	$251	$2,197,041	$(1,781,298)	$9,097	$(122)	$425,540
Net income				23,050			23,050
Other comprehensive loss, net of tax:
Pension and postretirement plans:
Net actuarial loss and prior service costs					(40,315)		(40,315)
Other comprehensive loss related to investments in unconsolidated companies					(1,193)		(1,193)
Other comprehensive loss							(41,508)
Total comprehensive loss							(18,458)
Dividends declared ($.45 per share)				(37,042)			(37,042)
Issuance of 281,472 Class A shares under stock plans	3		2,283				2,286
Stock compensation expense			3,676				3,676
Purchase of 2,235 shares of treasury stock						(22)	(22)
BALANCES, SEPTEMBER 28, 2008	$574	$251	$2,203,000	$(1,795,290)	$(32,411)	$(144)	$375,980

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (McClatchy or the Company) is the third largest newspaper company in the United States based upon daily circulation, with 30 daily newspapers and approximately 50 non-dailies in 29 markets across the country.  McClatchy also operates leading local websites and direct marketing operations in each of its markets which complement its newspapers and extend its audience reach in each market.  The Company’s newspapers include, among others, The Miami Herald, The Sacramento Bee, The (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.  McClatchy is listed on the New York Stock Exchange under the symbol MNI.

McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder LLC, the nation’s largest online job site, and 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as: the auto website, cars.com; and the rental site, apartments.com.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring items and certain unusual items including, gains on sales of assets, the impact of amendments to the Company’s credit agreement, impairment charges, gains on debt extinguishments and certain charges related to internet investments discussed below) to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 30, 2007.

Goodwill and intangible impairment - The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The required two-step approach uses accounting judgments and estimates of future operating results.  Changes in estimates or the application of alternative assumptions could produce significantly different results.  Impairment testing is done at a reporting unit level. The Company performs this testing at its three newspaper operating segments, which are also considered reporting units under SFAS No. 142. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets.  The sum of the fair values of the reporting units is reconciled to the Company's current market capitalization (based upon the most recent stock market price) plus an estimated control premium, and factors in the fair value of the Company's publicly traded debt.

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

See Note 3 for a discussion of the impairment charges taken in 2007.

Stock-based compensation - All share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan, are recognized in the financial statements based on their fair values.  At September 28, 2008, the Company had six stock-based compensation plans.  Total stock-based compensation expense from continuing operations was $1.3 million and $3.7 million for the three and nine months ended September 28, 2008, respectively, and was $1.6 million and $5.9 million for the three and nine months ended September 30, 2007, respectively.

Income Taxes - The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns.  The Company recognizes accrued interest related to unrecognized tax benefits in interest expense.  Accrued penalties are recognized as a component of income tax expense.  As of September 28, 2008, the Company had approximately $89.0 million of long-term liabilities relating to uncertain tax positions consisting of approximately $62.0 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $27.0 million in gross accrued interest and penalties. If recognized, $7.0 million of the net unrecognized tax benefits would decrease the effective tax rate and approximately $33.0 million would reduce goodwill from previous acquisitions.  It is reasonably possible that a reduction of up to $13.0 million of unrecognized tax benefits may occur within the next 12 months as a result of the closure of certain audits and the expiration of statutes of limitations.  During the nine months ended September 28, 2008, the Company recorded expense for interest and penalties related to unrecognized tax benefits of approximately $4.0 million.

             Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity.  The following table summarizes the composition of total comprehensive income (loss) (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income (loss)	$4,234	$(1,346,733)	$23,050	$(1,302,467)
Pension, net actuarial loss and prior service costs, net of tax	(4,450)	1,065	(40,315)	3,197
Other comprehensive loss related to equity investments	(474)	-	(1,193)	-
Total comprehensive loss	$(690)	$(1,345,668)	$(18,458)	$(1,299,270)

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method.  The weighted average anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for three and nine months ended September 28, 2008 were 4,953,330 and 4,980,425, respectively, and were 3,764,161 and 3,911,733 for the three and nine months ended September 30, 2007, respectively.

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

Business Combinations

In December 2007, the FASB issued Statement No. 141R (SFAS 141R), Business Combinations.  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles until December 28, 2008.  Management expects SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.  An estimated $33.0 million of the approximately $62.0 million liability for unrecognized tax benefits as of September 28, 2008 relate to tax positions of acquired entities taken prior to their acquisition by the Company.  If such liabilities are settled for greater or lesser amounts prior to the adoption of SFAS 141R, the reversal of any remaining liability will affect goodwill.  If such liabilities reverse subsequent to the adoption of SFAS 141R, such reversals will affect the income tax expense in the period of reversal.  Management is still assessing the full impact of SFAS 141R on the consolidated financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on December 29, 2008. Management does not expect the adoption of SFAS 161 to have a material impact on the Company’s disclosures about its financial position or results of operations.

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

NOTE 2.   DIVESTITURES

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper for $530 million.  The Company received an income tax benefit of approximately $200 million related to the sale.  Approximately $15 million offset taxes payable in the first fiscal quarter of 2008 and the Company received approximately $185 million as an income tax refund in the second fiscal quarter of 2008, which it used to reduce debt.

The results of Star Tribune's operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented.

Revenues and income (loss) from discontinued operations, net of income taxes, for the three and nine months ended September 28, 2008 and September 30, 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues	$-	$(73)	$-	$52,921
Income (loss) from discontinued operations before income taxes (1)	114	(2,553)	(26)	(7,190)
Income tax expense (benefit)	47	(1,007)	149	(866)
Income (loss) from discontinued operations	$67	$(1,546)	$(175)	$(6,324)

(1) Includes interest expense allocated to discontinued operations of $0 and $1.2 million for the three and nine months ended September 30, 2007, respectively.

NOTE 3.  GOODWILL AND NEWSPAPER MASTHEAD IMPAIRMENT

Management performed its testing of impairment of goodwill and newspaper mastheads as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company's stock price as of the end of its third quarter of 2007.  The fair values of the Company's reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions that management believes were appropriate in the circumstances.  As a result, the Company recorded an impairment charge related to goodwill of $1.2 billion and a newspaper masthead impairment charge of $250.4 million in the third quarter of 2007.

The Company performed its annual impairment testing of goodwill and newspaper mastheads as of December 30, 2007.  The fair values of the Company’s reporting units were estimated using the expected present value of future cash flows, based upon estimates, judgments and assumptions (see Note 1) that management believes were appropriate in the circumstances.  The sum of the fair values of the reporting units was reconciled to the Company’s then current market capitalization (based upon the stock market price) plus an estimated control premium, and factored in the fair value of the Company's publicly traded debt.  As a result of this reconciliation process, the Company recorded an impairment charge related to goodwill of $1.4 billion and a newspaper masthead impairment charge of $166.6 million in the fourth quarter of 2007.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED COMPANIES AND LAND HELD FOR SALE

The following is the Company's ownership interest and carrying value of investments in unconsolidated companies and joint ventures (dollars in thousands):

Company	% Ownership Interest	September 28, 2008	December 30, 2007
CareerBuilder, LLC	14.4	$217,899	$224,699
Classified Ventures, LLC	25.6	84,077	99,313
Ponderay Newsprint Company (general partnership)	27.0	16,953	16,221
Seattle Times Company (C-corporation)	49.5	7,938	19,310
SP Newsprint Company (general partnership)	-		19,455
Other	Various	4,488	22,276
		$331,355	$401,274

Except in very limited cases, the Company uses the equity method of accounting for investments.

On June 30, 2008 (the first day of the Company’s third fiscal quarter), the Company sold its 15.0% ownership interest in ShopLocal, LLC (included in “other” in the table above) for $7.9 million and used the proceeds to reduce debt.  The Company expects to receive an income tax benefit from the sale of approximately $5.6 million in the fourth quarter of 2008.  In the second fiscal quarter of 2008, the Company reduced its carrying value of ShopLocal to match the sales price.

In the second fiscal quarter of 2008, Classified Ventures, LLC identified potential goodwill impairment at a real estate-related reporting unit and as a result, the Company recognized an estimated charge related to this investment.  An additional charge of $3.0 million was recorded in the third fiscal quarter of 2008 representing the Company’s portion of Classified Ventures revised estimate of the impairment charge, and the final impairment amount will be determined in the fourth quarter of 2008 when Classified Ventures completes its impairment analysis. The total non-cash pre-tax charges related to impairments of internet investments, including ShopLocal and Classified Ventures, recorded in the first nine months of 2008 were $24.5 million.

On March 31, 2008, McClatchy and its partners, affiliates of Cox Enterprises, Inc. and Media General, Inc., completed the sale of SP Newsprint Company, of which McClatchy was a one-third owner.  The Company recorded a gain on the transaction of approximately $34.5 million.  The Company used the $55 million of proceeds it received from the sale to reduce debt in the second fiscal quarter of 2008 and has $5 million recorded as a long-term receivable which is collateralized by cash in escrow.

During the third fiscal quarter of 2007, due to continuing challenging business conditions, management determined that a loss in value of its investments in Seattle Times Company (STC) and Ponderay, which were other than temporary declines, should be recognized.  As a result, the Company recorded a write down of $69.1 million and $6.0 million to reduce its investment in STC and Ponderay, respectively, to their fair value as of September 30, 2007.

As part of the June 2006 Knight Ridder acquisition (the Acquisition), the Company acquired 10 acres of land in Miami.  Such land was under contract to be sold for gross proceeds of $190.0 million pursuant to a March 2005 sale agreement, the closing of which was subject to resolution of certain environmental and other contingencies.  On August 10, 2007, the sale agreement was amended.  As of September 30, 2007, the Company expected to consummate the sale of the Miami land prior to December 31, 2008 for gross proceeds of approximately $180.0 million.  As a result, the Company recorded a write-down of $9.5 million in the third quarter of 2007.

The Company now expects the sale of this land to be consummated by December 31, 2008 for approximately $190 million in gross proceeds.  However, the current state of the capital markets may adversely impact the buyers’ ability to obtain financing to close the transaction by the December 31, 2008 contract date.

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following (in thousands):
	September 28, 2008
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(249,135)	$568,566	14 years
Other	26,270	(15,319)	10,951	8 years
Total	843,971	(264,454)	579,517

Other intangible assets not subject to amortization:
Newspaper mastheads			265,950
Total			845,467
Goodwill			1,060,194
Total intangible assets and goodwill			$1,905,661

	December 30, 2007
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(205,979)	$611,722	14 years
Other	26,261	(12,342)	13,919	8 years
Total	$843,962	$(218,321)	625,641

Other intangible assets not subject to amortization:
Newspaper mastheads			265,950
Total			891,591
Goodwill			1,042,880
Total intangible assets and goodwill			$1,934,471

The following is a summary of the changes in the identifiable intangible assets and goodwill from December 30, 2007 to September 28, 2008 (in thousands):
	December 30,				Amortization	September 28,
	2007	Additions	Adjustments		Expense	2008
Intangible assets subject
to amortization	$843,962	$-	$9		$-	$843,971
Accumulated amortization	(218,321)	-	(1)		(46,132)	(264,454)
	625,641	-	8		(46,132)	579,517
Newspaper mastheads	265,950	-	-			265,950
Goodwill	1,042,880	-	17,314	(1)		1,060,194
Total	$1,934,471	$-	$17,322		$(46,132)	$1,905,661

(1) Relates primarily to revised estimates of deferred income tax assets and liabilities related to the Knight Ridder acquisition.

Amortization expense for continuing operations was $15.4 million and $46.1 million for the three and nine months ended September 28, 2008, respectively, and $15.0 million and $45.0 million for the three and nine months ended September 30, 2007, respectively.

The estimated amortization expense for the remainder of fiscal 2008 and the five succeeding fiscal years is as follows (in thousands):
Amortization
Year	Expense

2008 (remaining)	$ 14,805
2009	59,312
2010	58,634
2011	57,538
2012	57,368
2013	56,228

NOTE 6. LONG-TERM DEBT

As of September 28, 2008 and December 30, 2007, long-term debt consisted of the following (in thousands):

	September 28, 2008	December 30, 2007
Term A bank debt, interest of 4.47% at September 28, 2008 and 6.07% at December 30, 2007	$550,000	$550,000
Revolving bank debt, interest of 4.74% at September 28, 2008 and 6.02% at December 30, 2007	410,630	508,600
Publicly traded notes:
$44.1 million 9.875% debentures due in 2009	44,749	207,327
$170 million 7.125% debentures due in 2011	171,548	303,497
$180 million 4.625% debentures due in 2014	160,909	176,180
$400 million 5.750% debentures due in 2017	366,413	363,600
$100 million 7.150% debentures due in 2027	91,496	91,162
$300 million 6.875% debentures due in 2029	272,471	271,461
Total long-term debt	$2,068,216	$2,471,827

The publicly traded notes are stated net of unamortized discounts and premiums resulting from recording such assumed liabilities at fair value as of the June 27, 2006 acquisition date of Knight-Ridder, Inc. The notes due in 2009 are expected to be refinanced on a long-term basis using the Company’s revolving credit facility and accordingly, are included in long-term debt.

In the second fiscal quarter of 2008, the Company purchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its revolving credit facility and recorded a pre-tax gain in the second fiscal quarter of 2008 of $19.5 million.  The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively. The gain includes the write-off of approximately $2.8 million of net unamortized premiums related to these securities.

In the third fiscal quarter of 2008, the Company purchased $5.9 million aggregate principal of its outstanding debt securities maturing in 2009 for $5.8 million in cash obtained from its revolving credit facility and recorded a pre-tax gain in the third fiscal quarter of $180,000.  The gain includes the write-off of approximately $0.1 million of net unamortized premiums related to these securities.

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

On March 28, 2008, the Company entered into an agreement to amend the Credit Agreement giving the Company greater flexibility in its bank covenants and reducing the facility to $1.175 billion including a $625 million revolving credit facility and a $550 million Term A loan as of the end of the second quarter.  The Company wrote off $3.4 million of deferred financing costs in connection with the amendment, which was recorded in interest expense in the first fiscal quarter of 2008.

On September 26, 2008, the Company entered into an agreement to amend the Credit Agreement giving the Company additional flexibility in its bank covenants and amending other terms as described below.  Pursuant to the amendment, the revolving credit facility was reduced to $600 million on September 26, 2008 (to a total facility of $1.150 billion); a further reduction of $125 million is required upon sale of the Miami land; and a reduction of $25 million will be made on December 31, 2009. The Company wrote off $0.4 million of deferred financing costs in connection with the amendment, which was recorded in interest expense in the third fiscal quarter of 2008.

A total of $188 million was available under the revolving credit facility at September 28, 2008, all of which could be borrowed under the Company's current leverage covenant and trailing operating cash flow (as defined in the Credit Agreement). On October 6, 2008 letters of credit totaling $48.3 million were issued under the Credit Agreement reducing the amount available under the revolving credit facility to approximately $140 million (see discussion of letters of credit below).

Based upon the September 26, 2008 amendment, debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 200 basis points to 425 basis points or Bank of America’s prime rate at a spread of 100 basis points to 325 basis points based upon the Company’s total leverage ratio (as defined).  A commitment fee for the unused revolving credit is priced at 50 basis points. The Company currently pays interest as of September 28, 2008 at LIBOR plus 200.0 basis points on outstanding debt.

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00 through December 28, 2008 and 2.00 to 1.00 thereafter. Quarterly covenants also include a maximum leverage ratio (as defined in the Credit Agreement) of 6.25 to 1.00 from September 28, 2008 to December 28, 2008; 7.00 to 1.00 from March 29, 2009 through September 26, 2010; and 6.25 to 1.00 from and after December 26, 2010.    Upon the sale by the Company of the Miami land, the applicable leverage ratio covenant will be reduced by 0.25 times. At September 28, 2008, the Company was in compliance with all debt covenants.

In addition, substantially all of the Company’s subsidiaries (as defined and expanded in the September 26, 2008 amendment to the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement.  The Company has given a security interest in assets that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the facility. In addition the amendment added various requirements for mandatory prepayments of bank debt from certain sources of cash; added limitations on cash dividends allowed to be paid at certain leverage levels; and added and amended other covenants including limitations on additional debt and the ability to retire public bonds early, amongst other changes.

At September 28, 2008, the Company had outstanding letters of credit totaling $49.3 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.  On October 6, 2008, $48.3 million of these previously issued letters of credit were transferred from the original issuing bank to the banks under the Credit Agreement.

In September 2008, Moody’s and S&P lowered the Company’s corporate credit ratings, as well as its rating on unsecured bonds and its senior bank credit facility and noted that the ratings outlook on the corporate credit rating from both agencies was negative; citing the uncertainty over the extent and duration of the current cyclical slowdown.  The ratings downgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.

            The following table summarizes the ratings of the Company’s debt instruments:

Debt Ratings
As of September 28, 2008
Credit Facility:
S & P	B+
Moody's	Ba2
Bonds:
S & P	CCC+
Moody's	Caa1
Corp. Family Rating:
S & P	B
Moody's	B2

The following table presents the approximate annual maturities of debt, based upon the Company's required payments, for the next five years and thereafter (in thousands):

Year	Payments
2009	$44,089
2010	-
2011	1,130,630
2012	-
2013	-
Thereafter	980,000
2,154,719
Less net discount	(86,503)
Total debt	$2,068,216

NOTE 7.  EMPLOYEE BENEFITS

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

On June 16, 2008, the Company announced plans to reduce its workforce by about 10%, or 1,400 positions, as the Company streamlines its operations and staff size.  On September 16, 2008, the Company announced plan to further reduce its workforce by about 1,150 positions as the Company continues to streamline its operations and staff size.

As of September 28, 2008, the workforce reductions have resulted in severance costs of $42.4 million, including $17.0 million in the fiscal third quarter of 2008; pension curtailment losses in certain defined benefit plans of $2.4 million, including $0.7 million in the third fiscal quarter of 2008; and a gain in a postretirement plan of $2.2 million, including $0.8 million in the third fiscal quarter of 2008.

The elements of pension costs for continuing operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Service cost	$5,760	$9,405	$22,863	$28,216
Interest cost	25,762	23,494	75,042	70,482
Expected return on plan assets	(29,082)	(27,125)	(85,682)	(81,375)
Prior service cost amortization	108	52	208	157
Actuarial loss (gain)	(2,136)	1,727	(1,953)	5,180
Curtailment loss	724	-	2,373	-
Net pension expense	$1,136	$7,553	$12,851	$22,660

No material contributions were made to the Company's multi-employer plans for continuing operations for the three and nine months ended September 28, 2008 and September 30, 2007.

The Company also provides for or subsidizes postretirement healthcare and certain life insurance benefits for employees.  The elements of postretirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Service cost	$5,760	$9,405	$22,863	$28,216
Interest cost	25,762	23,494	75,042	70,482
Expected return on plan assets	(29,082)	(27,125)	(85,682)	(81,375)
Prior service cost amortization	108	52	208	157
Actuarial loss (gain)	(2,136)	1,727	(1,953)	5,180
Curtailment loss	724	-	2,373	-
Net pension expense	$1,136	$7,553	$12,851	$22,660

In the third quarter of 2007, the Company entered into an agreement with the Pension Benefit Guaranty Corporation (PBGC) to guarantee certain potential pension plan termination liabilities associated with the plans maintained by certain divested Knight Ridder newspapers. The guarantee covers any of the plans terminating prior to September 1, 2009 on account of financial distress. The maximum guarantee under each plan is no greater than the termination liability at the time of the divestiture of the plan sponsor, and the liability amount is reduced by contributions made by the plan sponsor going forward and by additional amounts recovered from the plan sponsor in connection with any such termination.  PBGC may only seek payment under the guarantee if it has exhausted all reasonable efforts to obtain payment from the current sponsors of the plans. The Company believes the likelihood of its being required to perform under this guarantee is remote given the short duration of the guarantee, and the number of pension plans and plan sponsors involved. The gross amount of potential termination liabilities subject to the guarantee is $126.3 million spread among a number of different plan sponsors and pension plans. The Company recorded an expense in discontinued operations and a corresponding liability of $2.5 million for the fair value of the guarantee.  Such liability is being amortized into income of discontinued operations over the life of the guarantee.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company.  From time to time the Company is involved as a party in various governmental proceedings, including environmental matters.  Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole, although no assurances can be given.  No material amounts for any losses from litigation which may ultimately occur have been recorded in the consolidated financial statements, as management believes that any such losses are not probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The McClatchy Company (McClatchy or the Company) is the third largest newspaper company in the United States, with 30 daily newspapers, approximately 50 non-dailies, and direct marketing and direct mail operations.  McClatchy also operates leading local websites in each of its markets which extend its audience reach. The websites offer users comprehensive news and information, advertising, e-commerce and other services.  Together with its newspapers and direct marketing products, these interactive operations make McClatchy a leading local media company in each of its premium high growth markets.  McClatchy-owned newspapers include, among others, The Miami Herald, The Sacramento Bee, The (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.  McClatchy is listed on the New York Stock Exchange under the symbol MNI.

McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder, the United States’ largest online job site, and 25.6% of Classified Ventures, a newspaper industry partnership that offers two of the United States’ premier classified websites: the auto website, cars.com, and the rental site, apartments.com.

The Company's primary source of revenue is print and online advertising, which accounted for 82.0% of the Company's revenue for the third fiscal quarter of 2008.  While percentages vary from year to year and from newspaper to newspaper, classified advertising has steadily decreased as a percentage of total advertising revenues primarily in the employment and real estate categories and to a lesser extent the automotive category.  Classified advertising as a percentage of total advertising revenues has declined to 32.8% in the third fiscal quarter of 2008 compared to 38.0% in the third fiscal quarter of 2007 and 40.9% in the third fiscal quarter of 2006, primarily as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand to online products.

While revenues from retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) has decreased year over year, retail advertising has steadily increased as a percentage of total advertising up to 49.0% in the third fiscal quarter of 2008 compared to 44.7% in the third fiscal quarter of 2007 and 41.5% in the third fiscal quarter of 2006.

National advertising as a percentage of total advertising revenue remained relatively similar year over year and contributed 9.0% of total advertising revenue in the third fiscal quarter of 2008.  Direct marketing and other advertising made up the remainder of the Company's advertising revenues in the third fiscal quarter of 2008.

While included in the revenues above, all categories of online advertising are growing, with the exception of employment which has been negatively affected by the economic downturn.  Online advertising grew 9.0% in the third fiscal quarter of 2008 and represented 12.2% of total advertising, up from 9.1% of total advertising in the third fiscal quarter of 2007. Excluding employment online advertising, online advertising grew 49.3% in the third fiscal quarter and 53.3% in the nine months of 2008.

Circulation revenues increased to 14.3% of the Company's newspaper revenues in the third fiscal quarter of 2008 from 12.6% in the third fiscal quarter of 2007.  Most of the Company’s newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

See the following "Results of Operations" for a discussion of the Company's revenue performance and contribution by category for the three and nine months ended September 28, 2008 and September 30, 2007.

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

Goodwill and Intangible Impairment - The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company tests for goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Such indicators of impairment may include, but are not limited to, changes in business climate such as an economic downturn, significant operating cash flow declines related to its newspapers or a major change in the assessment of future operations of its newspapers, or a sustained decline in the Company’s stock price below the per-share book value of stockholders’ equity. Due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price, the Company analyzed the carrying value of its net assets as of September 30, 2007 and December 30, 2007.  As a result impairment charges related to goodwill and newspaper mastheads were recorded in the third and fourth quarters of 2007—please see additional information in Note 3 to the Company’s consolidated financial statements.

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

●
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

●	The discount rate is determined using the Company’s weighted average cost of capital, adjusted for risks perceived by investors which are implicit in the Company’s publicly traded stock price.
●
The amount of a goodwill impairment charge requires management to allocate the fair value of the reporting units to all of the assets and liabilities of that unit (including any unrecognized intangible assets), using its best judgments and estimates in valuing the reporting unit, to determine the implied fair value of goodwill.

●
The resulting total fair value of the reporting units is then reconciled to the market capitalization of the Company, giving effect to an appropriate control premium. A goodwill impairment charge is recorded to the extent that the implied goodwill values are below the book value of goodwill for the reporting units.

Management believes the lack of visibility in future revenue trends has affected investors’ view of the Company’s enterprise value as reflected in its stock price. Continued declines in the Company’s revenues, which are not offset by the Company’s cost restructuring efforts, will likely have an impact on the fair value of the Company’s reporting units as determined by the Company’s discounted cash flow analysis.  In addition, a sustained decline in the value of the Company’s stock price (likely the result of declining revenues not sufficiently offset with cost savings) would be considered an indicator of impairment, as discussed below.

A more comprehensive discussion of the factors that affected the 2007 impairment charges follows.

Factors Affecting Fair Value Calculations for Goodwill Impairment
Fair value is determined using an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value.  The estimated future cash flows projected can vary within a range of outcomes depending on the assumptions and estimates used. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue, and in particular, potential changes in future advertising (including the impact of economic trends and the speed of conversion of advertising and readership to online products from traditional print products); trends in newsprint prices; and other operating expense items. The following are trends considered by the Company in developing assumptions and estimates for its discounted cash flow analysis:

●
Beginning in mid 2006, advertising declined as the real estate boom began to unwind and newspapers in the states that experienced the largest run up in real estate values experienced advertising revenue declines. The real estate-led downturn has subsequently spread to other sectors in the economy and across the nation. As a result, advertising declined in the newspaper industry in 2006 and the decline worsened through 2007. The Company’s advertising revenues in 2006 were up 0.5% but declined 8.6% in 2007 (both years pro forma for the acquisition of Knight Ridder) and continued to decline in 2008 at an accelerating pace.

●
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

●
Newsprint expense is the largest raw material input in the production of newspapers and has ranged from 13.9% (in 2007) to 18.4% (in 2000) of cash operating expenses for the Company. Newsprint producers have consolidated and reduced capacity within the last year, and foreign demand of newsprint has risen, causing prices to begin to rise in late 2007 and continue to increase in 2008. However newsprint usage is at historical lows due to declines in circulation and advertising, and to a lesser extent, to the migration of some readers and advertisers to the internet. Through September 2008 price increases have been offset by lower newsprint usage reflecting declines in print advertising and circulation and newspaper conservation efforts, but that may not continue.

●
Through 2007 the Company has been in a process of downsizing its business as it has become a hybrid print and online news and information company; ultimately a smaller company than one primarily focused on print alone. Compensation expenses are the largest component of the Company’s expenses and management has reduced its workforce and restructured operations over time by using attrition, outsourcing and consolidating functions. As revenue declines have accelerated, the pace of restructuring has also accelerated leading to restructuring initiatives announced by the Company on June 16, 2008 and September 16, 2008 that included workforce reductions. Other expenses have also been targeted for reductions in the restructuring.

While the impact of these trends and anticipation of restructuring efforts were taken into account in the Company’s discounted cash flow model as of September 30, 2007, assumptions about their impact on future operations are subject to variability and the ultimate outcome and specific advertising growth rates are highly subjective for individual newspapers.

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

The difficult economic conditions and decline in advertising revenues discussed above have continued and accelerated throughout the first nine months of 2008. The Company has responded with significant restructuring plans that are expected to reduce operating expenses by approximately $200 million.  As a result of the economic conditions, the Company’s Class A stock price has also continued to decline during 2008.  As of September 28, 2008, management believes that current circumstances do not indicate that it is more-likely-than not that the fair values of the reporting units are below their carrying amounts.  However, continued declines in advertising revenues and the Company’s Class A stock price may result in impairment charges in the fourth quarter of 2008 based upon management’s annual test of the value of goodwill and intangible assets.

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

Recent Events and Trends

Disposition Transaction:

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper for $530 million. The Company used the proceeds from the sale of the Star Tribune to reduce debt.  In addition, the Company received an income tax benefit of approximately $200 million related to the sale.  Approximately $15 million of the tax benefit offset taxes payable in the first fiscal quarter of 2008 and the Company received approximately $185 million as an income tax refund in the second fiscal quarter of 2008, which it used to reduce debt.

The results of Star Tribune's operations, including interest on debt incurred in connection with the purchase of the company, have been recorded as discontinued operations in all periods presented.

 Impairment of Goodwill and Newspaper Mastheads:

Management performed its testing of impairment of goodwill and newspaper mastheads as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company's stock price as of the end of its third quarter in 2007.  The fair value of the Company's reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions, that management believes were appropriate in the circumstances.  As a result, the Company recorded an impairment charge related to goodwill of $1.2 billion and a newspaper masthead impairment charge of $250.4 million in the third quarter of 2007.

The Company performed its annual impairment testing of goodwill and newspaper mastheads as of December 30, 2007.  The fair values of the Company’s reporting units were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions (see Note 1) that management believes were appropriate in the circumstances.  The sum of the fair values of the reporting units was reconciled to the Company’s then current market capitalization (based upon the stock market price) plus an estimated control premium, and factored in the fair value of the Company's publicly traded debt.  As a result of this reconciliation process, the Company recorded an impairment charge related to goodwill of $1.4 billion and a newspaper masthead impairment charge of $166.6 million in the fourth quarter of 2007.

Advertising Revenues:

Advertising revenues in the third fiscal quarter of 2008 decreased as a result of the continuing weak economy and the secular shift in advertising to the internet.  The rate of decline in advertising revenues from comparable periods in 2007 continued to accelerate in the third fiscal quarter compared to the second fiscal quarter of 2008. Management believes a significant portion of the advertising downturn reflects the current economic cycle and expects declines to continue in the fourth fiscal quarter of 2008. See the revenue discussions in management’s review of “Results of Operations”.

Restructuring Plans:

In June 2008, the Company announced plans to reduce its workforce by about 10%, or 1,400 positions, as the Company streamlines its operations and staff size.  The announced workforce reduction is expected to result in total severance costs of approximately $30 million.  Savings from the restructuring, including compensation savings, are expected to be approximately $95 million to $100 million, and are expect to be realized over four quarters beginning in third quarter of 2008.

On September 16, 2008, the Company announced a plan to further reduce its workforce by about 1,150 positions as the Company continues to streamline its operations and staff size.  The Company expects to achieve savings of $100 million over the next four quarters beginning in the fourth quarter of 2008, excluding severance costs of approximately $20 million, from the staff reductions along with other savings initiatives.

As of September 28, 2008, the workforce reductions have resulted in severance costs of $42.4 million, including $17.0 million in the fiscal third quarter of 2008; pension curtailment losses in certain defined benefit plans of $2.4 million, including $0.7 million in the third fiscal quarter of 2008; and a gain in a postretirement plan of $2.2 million, including $0.8 million in the third fiscal quarter of 2008.

Newsprint:

After a period of declining newsprint prices through most of 2007, newsprint prices began to increase in the fourth fiscal quarter of 2007 and continued to increase through the third fiscal quarter of 2008.  For the third fiscal quarter of 2008, newsprint expense was 2.3% lower than in the third fiscal quarter of 2007, primarily reflecting lower newsprint usage partially offset by higher newsprint prices.  Newsprint producers have announced price increases to be implemented in the fourth fiscal quarter of 2008; however, the Company does not yet know whether the full amount of announced increases will be implemented or the timing of such increases.  The Company anticipates that the current cycle in newsprint prices may soon peak based on lowering energy costs, a stronger dollar compared to global currencies and lower newsprint usage.

Newsprint pricing is dependent on global demand and supply for newsprint.  Significant changes in newsprint prices can increase or decrease the Company's operating expenses and therefore, directly affect the Company’s operating results.  However, because the Company has an ownership interest in Ponderay Newsprint Co. (Ponderay), a newsprint producer, an increase in newsprint prices, while negatively affecting the Company’s operating expenses, would increase the earnings from its share of this investment partially offsetting the increase in the Company’s newsprint expense.  A decline in newsprint prices would have the opposite effect.  Ponderay is also impacted by fluctuations in the cost of energy and fiber used in the papermaking process.  The impact of newsprint price increases on the Company's financial results is discussed under "Results of Operations."

Equity Investments:

On March 31, 2008, the Company, along with the other general partners of SP Newsprint Co. (SP), completed the sale of SP, of which the Company was a one-third owner.  The Company recorded a gain on the transaction of $34.5 million.  The Company used the $55.0 million of proceeds it received from the sale to reduce debt and has $5.0 million in escrow which it has recorded as a long-term asset.

On June 30, 2008 (the first day of the Company’s third fiscal quarter), the Company sold its 15.0% ownership interest in ShopLocal, LLC for $7.9 million and used the proceeds to reduce debt.  The Company expects to receive an income tax benefit from the sale of approximately $5.6 million in the fourth fiscal quarter of 2008.  The Company reduced its carrying value of ShopLocal to match the sales price. In addition, Classified Ventures, LLC identified potential goodwill impairment at a real estate-related reporting unit and as a result, the Company recognized an estimated charge related to this investment in the second fiscal quarter of 2008.  An additional charge of $3.0 million was recorded in the third quarter, and the final impairment amount will determined in the fourth quarter of 2008 when Classified Ventures completes its impairment analysis. The total non-cash pre-tax charges related to impairments of internet investments, including ShopLocal and Classified Ventures, recorded in the first nine months of 2008 were $24.5 million.

Due to continuing challenging business conditions during 2007, management determined that a loss in value of certain investments and other assets at September 30, 2007 was other than temporary. Accordingly, charges of $84.6 million were recorded to reduce the carrying values of certain investments during the third quarter of 2007—please see additional information in Note 4 to the Company’s consolidated financial statements.

Repurchase of Public Notes:

In the second fiscal quarter of 2008, the Company repurchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its revolving credit facility and recorded a pre-tax gain of $19.5 million.  The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively. The gain includes the write-off of approximately $2.8 million of net unamortized premiums related to these securities.

In the third fiscal quarter of 2008, the Company purchased $5.9 million aggregate principal of its outstanding debt securities maturing in 2009 for $5.8 million in cash obtained from its revolving credit facility and recorded a pre-tax gain in the third fiscal quarter of $180,000.  The gain includes the write-off of approximately $0.1 million of net unamortized premiums related to these securities.

RESULTS OF OPERATIONS

Third Fiscal Quarter of 2008 Compared to Third Fiscal Quarter of 2007

The Company reported income from continuing operations in the third fiscal quarter of 2008 of $4.2 million, or five cents per share.  The Company’s total net income was $4.2 million, or five cents per share including discontinued operations in the third fiscal quarter of 2008.

In the third quarter of 2007, the Company reported an after-tax loss from continuing operations of $1.345 billion, or $16.40 per share, including the effect of non-cash after-tax impairment charges.  The Company recorded pre-tax non-cash impairment charges of $1.18 billion to goodwill, $250.4 million to newspaper mastheads and $84.6 million to investments in unconsolidated subsidiaries and other items; resulting in total impairment charges of  $1.37 billion, or $16.68 per share in the third quarter of 2007. Total loss in the third quarter of 2007 including discontinued operations was $1.347 billion or $16.42 per share.

Revenues:

Revenues in the third fiscal quarter of 2008 were $451.6 million, down 16.4% from revenues of $540.3 million in the third fiscal quarter of 2007.  Advertising revenues were $370.1 million, down 19.0% from advertising in the third fiscal quarter of 2007, and circulation revenues were $64.7 million, down 4.9%.

As discussed in Recent Events and Trends above, the economic weakness in the United States and particularly the declining real estate market continued to impact the Company’s advertising revenues in the third fiscal quarter of 2008.  Circulation revenues decreased primarily due to lower circulation volumes.

The following summarizes the Company's revenue by category, which compares the third fiscal quarter of 2008 with the third fiscal quarter of 2007 (dollars in thousands):

	Quarter Ended
	September 28, 2008	September 30, 2007	% Change
Advertising:
Retail	$181,416	$204,349	-11.2%
National	33,485	41,718	-19.7%
Classified:
Auto	33,406	42,331	-21.1%
Employment	35,024	59,155	-40.8%
Real estate	30,099	48,322	-37.7%
Other	22,902	23,987	-4.5%
Total classified	121,431	173,795	-30.1%
Direct marketing
and other	33,785	37,155	-9.1%
Total advertising	370,117	457,017	-19.0%
Circulation	64,691	67,995	-4.9%
Other	16,812	15,332	9.7%
Total revenues	$451,620	$540,344	-16.4%

Retail advertising decreased $22.9 million or 11.2% from the third fiscal quarter of 2007.  The declines in retail advertising were largely in the furniture and home furnishings segments reflecting the real estate downturn, and in department store advertising.  Online retail advertising increased $5.1 million or 83.5% from the third fiscal quarter of 2007 driven by banner and display advertisements, while print ROP advertising decreased $20.7 million or 17.6% from the third fiscal quarter of 2007.  Preprint advertising decreased $7.3 million or 9.1% from the third fiscal quarter of 2007.

National advertising decreased $8.2 million or 19.7% from the third fiscal quarter of 2007. The declines in total national advertising were primarily in the telecommunications and national automotive segments.  However, online national advertising increased $1.8 million or 80.7% from the third fiscal quarter of 2007.

Classified advertising decreased $52.4 million or 30.1% from the third fiscal quarter of 2007.  Print classified advertising declined $49.2 million or 35.0%. Online classified advertising decreased $3.1 million or 9.4% from the third fiscal quarter of 2007 largely due to a $6.3 million decline in employment advertising that was partially offset by other online classified advertising growth.  More specifically:

●
Real estate advertising decreased $18.2 million or 37.7% from the third fiscal quarter of 2007.  The Company has seen dramatic declines in California and Florida, which continue to be adversely impacted more than other regions by the real estate downturn. In the third fiscal quarter of 2008, $8.5 million or 46.9% of the Company’s decline in real estate advertising was in these two states.  In total, print real estate advertising declined 42.5%, while online advertising grew 18.3%.

●
Automotive advertising decreased $8.9 million or 21.1% from the third fiscal quarter of 2007, reflecting lower automotive sales and the consolidation of automotive dealers.  Print automotive advertising declined 30.2%, while online advertising grew 28.7% reflecting the strength of the Company's cars.com online products.

●
Employment advertising decreased $24.1 million or 40.8% from the third fiscal quarter of 2007 reflecting a national slowdown in hiring and therefore, employment advertising.  The declines were reflected both in print employment advertising, down 46.8%, and online employment advertising, down 29.9%.

Online advertising revenue, which is included in each of the advertising categories discussed above, totaled $45.3 million in the third fiscal quarter of 2008, an increase of 9.0% as compared to the third fiscal quarter of 2007.  In particular, those areas of online advertising that are not as strongly tied to print up-sells (advertising sold as a combined purchase of print and online advertising), primarily retail and automotive, have shown the strongest growth in advertising sales. Excluding employment advertising, online advertising grew 49.3% in the third fiscal quarter of 2008 as compared to the third fiscal quarter of 2007.

Direct marketing decreased $3.3 million or 8.9% from the third fiscal quarter of 2007 reflecting the overall slow advertising environment in 2008.

Circulation revenues decreased $3.3 million or 4.9% from the third fiscal quarter of 2007, primarily reflecting lower circulation volumes.  The Company expects circulation volumes to remain lower in fiscal 2008 compared to fiscal 2007 reflecting both the Company’s focus on reducing circulation programs deemed to be of lesser value to its advertising customers and changes in readership trends.

Operating Expenses:

Operating expenses in the third quarter of fiscal 2008 decreased by $1.5 billion compared to the third quarter of fiscal 2007.  Operating expenses in the third quarter of 2007 included a $1.4 billion charge for impairment of goodwill and newspaper mastheads.  Operating expenses in the third quarter of 2008 included $17.0 million in severance and benefit plan curtailment costs related to the Company’s restructuring plans.  Operating expenses, excluding the restructuring items from 2008 and the impairment charges from 2007, decreased $48.7 million or 11.0% quarter over quarter for 2008 versus 2007.

Compensation expenses decreased $24.4 million or 10.9% from the third fiscal quarter of 2007 and included the restructuring charges discussed above.  Excluding the effect of the restructuring, compensation expense was down 18.5%. Excluding the restructuring charges, payroll was down 14.7% and fringe benefits costs declined 33.9% reflecting an 18.2% decrease in average headcount in the quarter and lower retirement and medical costs.

Newsprint and supplement expense was down 2.8% with newsprint expense down 2.3%, primarily reflecting lower newsprint usage.  Supplement expense was down 5.7%.  Depreciation and amortization expenses were down 2.1% from the third fiscal quarter of 2007. Other operating costs were down 3.9%, reflecting company-wide cost controls.

Interest:

Interest expense from continuing operations declined $14.1 million or 29.2% in the third fiscal quarter of 2008 reflecting lower interest rates and debt balances.  Interest expense included a $0.4 million charge related to the write-off of deferred financing costs as a result of the amendment to the Company’s bank credit agreement on September 26, 2008.

Equity Loss:

Losses from unconsolidated investments were $0.9 million in the third fiscal quarter of 2008 compared to $7.7 million in 2007.  Losses from unconsolidated investments in 2007 included losses from SP Newsprint Company (SP) and ShopLocal which were sold at the beginning of the second and third fiscal quarters of 2008, respectively, as discussed below.

The Company sold SP in the second fiscal quarter of 2008 and recorded an adjustment to increase the gain on the sale by 2.6 million in the third quarter to $34.5 million.  The Company recorded an additional charge to write down an internet investment by $3.0 million in the third quarter.  For further information, see Note 4 to the consolidated financial statements for an expanded discussion of transactions and events related to the Company’s less than 50%-owned companies.

The Company recorded a charge of $84.6 million to write down the value of its investments in The Seattle Times Company, Ponderay Newsprint Company and the Miami land held for sale in the third fiscal quarter of 2007.  See Note 4 to the consolidated financial statements.

Income Taxes:

The income tax rate from continuing operations in the third fiscal quarter of 2008 was 33% and reflects taxes on the sales of equity interest and other discrete tax items.  The effective tax rate excluding the impact of the transactions and other discrete items for the current fiscal year is expected to be in the range of 54% to 55%, and is reflective of lower earnings in relation to permanently nondeductible amortization arising from the Acquisition, and higher effective state tax rates in certain states in which the Company operates.

The income tax rate from continuing operations in the third fiscal quarter of 2007 was impacted primarily by the fact that most of the goodwill impairment charges are not tax deductible and therefore provided a tax benefit of only $23.7 million.

Discontinued Operations:

The Company has no significant discontinued operations in 2008. The $1.5 million loss from discontinued operations in the third fiscal quarter of 2007 primarily related to an expense of $2.5 million to record the fair value of the PBGC guarantee (see Note 7 to the consolidated financial statements).

First Nine Months of 2008 Compared to First Nine Months of 2007

The Company reported income from continuing operations in the first nine months of 2008 of $23.2 million, or 28 cents per share.  The Company’s net income was $23.1 million, also 28 cents per share including discontinued operations in the first nine months of 2008.

The loss from continuing operations for the first nine months of 2007 was $1.296 billion or $15.81 per share including the effect of the $1.4 billion in non-cash impairment charges.  In the first nine months of 2007, the Company recorded a loss from discontinued operations of $6.3 million, or $0.08 per share relating to the results of the (Minneapolis) Star Tribune.  The Company’s total net loss, including the results of discontinued operations, for the first nine months of 2007 was $1.302 billion, or $15.89 per share.

Revenues:

Revenues in the first nine months of 2008 were $1.4 billion, down 15.3% from revenues of $1.7 billion in 2007.  Advertising revenues were $1.2 billion, down 17.0% from advertising in the first nine months of 2007, and circulation revenues were $198.6 million, down 5.2%.

As discussed in Recent Events and Trends above, the economic weakness in the United States and particularly the declining real estate market continued to impact the Company’s advertising revenues in the first nine months of 2008.  Also, California and Florida have been affected more than other regions by the real estate downturn in the first nine months of 2008; advertising revenues declined 22.6% in these two states in the first nine months of 2008 compared to declines of 14.0% in all other regions.

The following summarizes the Company's revenue by category, which compares the first nine months of 2008 with the first nine months of 2007 (dollars in thousands):

	Nine Months Ended
	September 28, 2008	September 30, 2007	% Change
Advertising:
Retail	$568,670	$623,878	-8.8%
National	108,391	132,934	-18.5%
Classified:
Auto	104,790	128,264	-18.3%
Employment	121,888	195,182	-37.6%
Real estate	99,934	158,233	-36.8%
Other	70,174	68,728	2.1%
Total classified	396,786	550,407	-27.9%
Direct marketing
and other	106,621	115,098	-7.4%
Total advertising	1,180,468	1,422,317	-17.0%
Circulation	198,610	209,582	-5.2%
Other	50,508	55,030	-8.2%
Total revenues	$1,429,586	$1,686,929	-15.3%

Retail advertising decreased $55.2 million or 8.8% from the first nine months of 2007 and largely reflected the factors discussed in the comparison of quarterly results above.  Online retail advertising increased $14.4 million or 77.9% from the first nine months of 2007 driven by banner and display advertisements, while print ROP advertising decreased $53.6 million or 14.7% from the first nine months of 2007.  Preprint advertising decreased $16.0 million or 6.7% from the first nine months of 2007.

National advertising decreased $24.5 million or 18.5% from the first nine months of 2007. The declines in total national advertising were primarily in the telecommunications and the national automotive category.  However, online national advertising increased $6.5 million or 121.4% from the first nine months of 2007.

Classified advertising decreased $153.6 million or 27.9% from the first nine months of 2007.  Print classified advertising declined $146.1 million or 32.6%, while online classified advertising decreased $7.5 million or 7.4% from the first nine months of 2007.  More specifically:

●
Real estate advertising decreased $58.3 million or 36.8% from the first nine months of 2007.  The Company has seen dramatic declines in California and Florida which continue to be adversely impacted more than other regions by the real estate downturn. In the first nine months of 2008, $33.0 million or 56.6% of the Company’s decline in real estate advertising was in these two states.  In total, print real estate advertising declined 40.9%, while online advertising grew 15.4%.

●
Automotive advertising decreased $23.5 million or 18.3% from the first nine months of 2007, reflecting lower automotive sales and the consolidation of automotive dealers.  Print automotive advertising declined 27.2%, while online advertising grew 35.1% reflecting the strength of the Company's cars.com online products.

●
Employment advertising decreased $73.3 million or 37.6% from the first nine months of 2007 reflecting a national slowdown in hiring and therefore employment advertising.  The declines were reflected both in print employment advertising, down 43.5%, and online employment advertising, down 26.3%.

Online advertising revenue, which is included in each of the advertising categories discussed above, totaled $139.0 million in the first nine months of 2008, an increase of 10.7% as compared to the first nine months of 2007.  In particular, those areas of online advertising that are not as strongly tied to print up-sells (advertising sold as a combined purchase of print and online advertising), primarily retail and automotive, have shown the strongest growth in advertising sales.  Excluding employment advertising, online advertising grew 53.3% in the first half of 2008.

Direct marketing decreased $8.1 million or 7.2% from the first nine months of 2007 reflecting the overall slow advertising environment in 2008.

Circulation revenues decreased $11.0 million or 5.2% from the first nine months of 2007, primarily reflecting lower circulation volumes.  The Company expects circulation volumes to remain lower in fiscal 2008 compared to fiscal 2007 reflecting the trends discussed in the quarterly results above.

Operating Expenses:

Operating expenses decreased $1.5 billion in the nine-month period of 2008 compared to 2007.  Operating expenses in the first nine months of 2007 included a $1.4 billion charge for impairment of goodwill and newspaper mastheads.  Operating expenses in the first nine months of 2008 included $42.5 million in severance and benefit plan curtailment costs related to the Company’s restructuring plans. Operating expenses, excluding the restructuring items from 2008 and the impairment charges from 2007, decreased $138.4 million, or 10.0% year over year for 2008 versus 2007.

Compensation costs were down 6.1% and included the restructuring related charges discussed above. Excluding the effect of the restructuring, compensation costs were down 12.8%, with payroll down 9.5% and fringe benefits costs down 22.6% reflecting an 11.7% decrease in average headcount and lower retirement and medical costs.

Newsprint and supplement expense was down 11.7% with newsprint expense down 12.2%, primarily reflecting lower newsprint usage.  Supplement expense was down 8.8%.  Depreciation and amortization expenses were down 3.5% from the first nine months of 2007. Other operating costs were down 6.9%, reflecting company-wide cost controls.

Interest:

Interest expense for continuing operations declined $35.5 million, or 23.4%, to $116.1 million for the first nine months of 2008 reflecting lower interest rates and debt balances.  Interest expense included $3.7 million in charges related to the write-off of deferred financing costs as a result of the amendments to the Company’s bank credit agreement in the first and third fiscal quarters of 2008.

Equity Loss:

Losses from unconsolidated investments were $14.4 million in the first nine months of 2008 compared to $28.6 million in 2007.  During the second fiscal quarter of 2007, the Seattle Times Company (STC) and Hearst entered into an agreement to settle certain outstanding legal issues and amend their Joint Operating Agreement relating to STC and Hearst's Seattle newspaper. As a result, STC paid approximately $24 million to Hearst in the third fiscal quarter of 2007.  The Company expensed $7.8 million as its share of this payment as part of its equity losses in the second fiscal quarter of 2007. Excluding the STC legal settlement, total losses from unconsolidated investments were $20.8 million in the first nine months of 2007.  The 2007 losses include a full nine months of losses from SP Newsprint and ShopLocal which were sold in the beginning of the second and third fiscal quarters of 2008, respectively.

The Company also recorded a gain on the sale of SP Newsprint of $34.5 million and charges totaling $24.5 million related to estimated impairments of certain internet investments.  See Note 4 to the consolidated financial statements for an expanded discussion of transactions and events related to the Company’s less than 50% owned companies.

The Company recorded a charge of $84.6 million to write down the value of its investments in The Seattle Times Company, Ponderay Newsprint Company and land held for sale in the third fiscal quarter of 2007.  See Note 4 to the consolidated financial statements.

Gain on Extinguishment of Debt

The Company recorded a gain on the extinguishment of debt of $19.7 million relating to the repurchase of outstanding debt securities.  See Note 6 to the consolidated financial statements.

Income Taxes:

The income tax rate for the first nine months of 2008 from continuing operations was 45.7% and was impacted by several discrete items. The effective tax rate excluding the impact of the discrete items for the current fiscal year is expected to be in the range of 54% to 55%.

The income tax rate from continuing operations for the first nine months of fiscal 2007 was affected by the impairment charges discussed in the quarterly reviews above.

Discontinued Operations:

Total losses from discontinued operations in the first nine months of 2008 was $0.2 million or less than $0.01 per share compared to a loss in the first nine months of 2007 of $6.3 million or $0.08 per share (related to the Star Tribune newspaper – see Note 2 to the consolidated financial statements).  $1.2 million in interest incurred on the debt used to finance the purchase of the Star Tribune was recorded in discontinued operations in the first nine months of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $4.9 million as of September 28, 2008.  All available cash is used to pay down debt on the Company’s revolving credit line to minimize interest costs and the Company does not foresee the need to hold excess cash on its balance sheet for liquidity purposes.  The Company generated $151.8 million of cash from operating activities from continuing operations in the first nine months of 2008 compared to $219.4 million in 2007.  The decrease in cash from operating activities primarily relates to lower advertising revenues and receipts in 2008 and changes in working capital.  The Company generated $188.9 million in cash from discontinued operations which was primarily from a $185 million income tax refund related to the sale of The Star Tribune Company.  The Company used the proceeds from the refund to repay debt.

Investing activities provided $77.0 million in cash primarily due to the receipt of $63.1 million in proceeds from the sales of the Company’s interests in SP Newsprint Company (SP) and ShopLocal and $31.7 million in proceeds from the sale of other assets. These inflows were offset by the purchase of property, plant and equipment totaling $17.1 million.  Capital expenditures are expected to total approximately $28 million in 2008 and are expected to total between $20 million and $25 million in 2009. The Company used the proceeds it received from the sale of SP, ShopLocal and other asset sales to reduce debt and has $5 million related to the SP sale recorded as a long-term receivable which is collateralized by cash in escrow.

The Company owns 10 acres of land in Miami which is currently under contract to sell.  As of September 28, 2008, the Company expects to consummate the sale of its Miami land by December 31, 2008 for a sale price of approximately $190 million with after-tax net proceeds of approximately $115.0 million. Proceeds from the sale will be used to repay debt.  However, the current state of the capital markets may adversely impact the buyer’s ability to obtain financing in order to close the transaction by the December 31, 2008 contract date.

The Company used $438.4 million of cash from financing sources in the first nine months of 2008. The Company used $387.0 million in cash to reduce debt principal by $403.9 million in the first nine months of 2008. A total of $289.0 million in cash, including offering expenses, was used to complete a tender for a $305.9 million in face value of bonds (see discussion of “Debt and Related Matters” below) and $98.0 million was used to repay bank debt.  The Company also paid $9.3 million in financing costs relating to amending its Credit Agreement in the first and third fiscal quarters of 2008 and paid $44.4 million in dividends in the first nine months of 2008.

While the Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures, required bond maturities in 2009 and other investments.

Debt and Related Matters:

In May 2008, the Company purchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its revolving credit facility and recorded a pre-tax gain of $19.5 million in the second fiscal quarter of 2008.  The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively. The gain includes the write-off of approximately $2.8 million of net unamortized premiums related to these securities.

 In the third fiscal quarter of 2008, the Company purchased $5.9 million aggregate principal of its outstanding debt securities maturing in 2009 for $5.8 million in cash obtained from its revolving credit facility and recorded a pre-tax gain in the third fiscal quarter of $0.2 million.  The gain includes the write-off of approximately $0.1 million of net unamortized premiums related to these securities.

On March 28, 2008, the Company entered into an agreement to amend the Credit Agreement giving the Company greater flexibility in its bank covenants and reducing the facility to $1.175 billion including a $625 million revolving credit facility and a $550 million Term A loan as of the end of the second quarter.  The Company wrote off $3.4 million of deferred financing costs in connection with the amendment, which was recorded in interest expense in the first fiscal quarter of 2008.

On September 26, 2008, the Company entered into an agreement to amend the Credit Agreement giving the Company additional flexibility in its bank covenants and amending other terms as described below.  Pursuant to the amendment, the revolving credit facility was reduced to $600 million on September 26, 2008 (to a total facility of $1.150 billion); a further reduction of $125 million is required upon sale of the Miami land; and a reduction of $25 million will be made on December 31, 2009. The Company wrote off $0.4 million of deferred financing costs in connection with the amendment, which was recorded in interest expense in the third fiscal quarter of 2008.

A total of $188 million was available under the revolving credit facility at September 28, 2008, all of which could be borrowed under the Company's current leverage covenant and trailing operating cash flow (as defined in the Credit Agreement). On October 6, 2008, letters of credit totaling $48.3 million were issued under the credit agreement reducing the amount available under the revolving credit facility to approximately $140 million (see discussion of letters of credit below).

Based upon the amendment, debt under the amended Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 200 basis points to 425 basis points or Bank of America’s prime rate at a spread of 100 basis points to 325 basis points based upon the Company’s total leverage ratio (as defined).  A commitment fee for the unused revolving credit is priced at 50 basis points. As of September 28, 2008, the Company pays interest at LIBOR plus 200 basis points on outstanding debt.  Based on the expected total leverage ratio as defined in the Credit Agreement, the Company expects to pay interest in the fourth quarter on its bank debt at the lower of LIBOR plus 275 basis points or prime rate plus 175 basis points.

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00 through December 28, 2008 and 2.00 to 1.00 thereafter. Quarterly covenants also include a maximum leverage ratio (as defined in the Credit Agreement) of 6.25 to 1.00 from September 28, 2008 to December 28, 2008; 7.00 to 1.00 from March 29, 2009 through September 26, 2010; and 6.25 to 1.00 from and after December 26, 2010.    Upon the sale by the Company of the Miami land, the applicable leverage ratio covenant will be reduced by 0.25 times. At September 28, 2008, the Company was in compliance with all debt covenants.

In addition, substantially all of the Company’s subsidiaries (as defined and expanded in the September 26, 2008 amendment to the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement.  The Company has given a security interest in assets that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the facility. In addition, the amendment added various requirements for mandatory prepayments of bank debt from certain sources of cash; added limitations on cash dividends allowed to be paid at certain leverage levels; and added and amended other covenants including limitations on additional debt and the ability to retire public bonds early, amongst other changes.

At September 28, 2008, the Company had outstanding letters of credit totaling $49.3 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.  On October 6, 2008, $48.3 million of the previously issued letters of credit were transferred from the original issuing bank to the banks under the Credit Agreement.

In September 2008, Moody’s and S&P lowered the Company’s corporate credit ratings, as well as its rating on unsecured bonds and its senior bank credit facility and noted that the ratings outlook on the corporate credit rating from both agencies was negative; citing the uncertainty over the extent and duration of the current cyclical slowdown.  The ratings downgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.

The following table summarizes the ratings of the Company’s debt instruments:
Debt Ratings
As of September 28, 2008
Credit Facility:
S & P	B+
Moody's	Ba2
Bonds:
S & P	CCC+
Moody's	Caa1
Corp. Family Rating:
S & P	B
Moody's	B2
      Contractual Obligations:

As of September 28, 2008, the Company has purchase obligations primarily related to capital expenditures for property, plant and equipment expiring at various dates through 2009, totaling approximately $1.6 million.

The Company’s pension and postretirement obligations increased by approximately $80.7 million as the qualified pension plan and certain postretirement plans were revalued as of September 28, 2008 in connection with assessing the impact of a curtailment of the plans pursuant to the Company’s recently announced restructuring plans. See Note 7 to the consolidated financial statements above for more discussion of the Company’s recent restructuring efforts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Credit Agreement bears interest at the LIBOR plus a spread ranging from 200.0 basis points to 425.0 basis points.  Applicable rates are based upon the Company's total leverage ratio.  A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease the Company’s annual net income by $1.0 million to $1.25 million based on expected debt balances in 2008.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-Looking Information:

Statements in this quarterly report on Form 10-Q regarding future financial and operating results, including revenues, operating expenses, cash flows, debt levels, as well as future opportunities for the Company and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that are not statements of historical fact (including statements containing the words “believes,” “plans,” “anticipates,” “expects,” “estimates” and similar expressions) should also be considered to be forward-looking statements.  There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including:  anticipated savings from cost restructuring efforts may not materialize in the amount or timing anticipated by management;  the duration and depth of an economic recession in markets where McClatchy operates its newspapers may reduce its income and cash flow more than expected; McClatchy may not consummate contemplated transactions, including but not limited to the pending sale of the real estate in Miami, which may prevent debt reduction on anticipated terms or at all; McClatchy may harm to its operations in attempting to achieve its cost reduction targets; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; McClatchy’s expense and income levels could be adversely affected by changes in the cost of newsprint and McClatchy’s operations could be negatively affected by any deterioration in its labor relations, as well as the other risks detailed from time to time in the Company’s publicly filed documents, including the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, filed with the U.S. Securities and Exchange Commission. McClatchy disclaims any intention and assumes no obligation to update the forward-looking information contained in this quarterly report.

Declines in general economic and business conditions subject the Company to risks of declines in advertising revenues.

Classified advertising revenues have continued to decline since late 2006 and advertising revenues in all categories have declined across the board in fiscal year 2008.  Advertising revenues were down 17.0% in the first nine months of fiscal year 2008.   The deterioration of general economic and business conditions may continue to have an adverse effect on the Company’s business and financial results, including negatively impacting revenues and margins.

The economic downturn and the decline in the price of the Company's publicly traded stock may result in impairment charges.

The Company recorded goodwill and masthead impairment charges of $3.0 billion in 2007 reflecting the economic downturn, particularly in California and Florida, and the decline in the price of the Company’s publicly traded common stock.  Should general economic, market or business conditions continue to decline, and continue to have an negative impact on the Company’s stock price, the Company may be required to record additional impairment charges in the fourth quarter of 2008.

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

The McClatchy Company

November 7, 2008	By: /s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
November 7, 2008	By: /s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

TABLE OF EXHIBITS

Exhibit		Description
2.1	*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1	*	The Company's Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2	*	The Company's Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company's Current Report on Form 8-K filed July 28, 2008.

10.1	*
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

10.3	*
Amendment No. 2 to Credit Agreement dated July 30, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company's Current Report on Form 8-K filed July 31, 2007.

10.4	*
Amendment No. 3 to Credit Agreement dated March 28, 2008 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed March 31, 2008.

10.5	*
Amendment No. 4 to Credit Agreement dated as of September 26, 2008 by and among The McClatchy Company, the lenders under its Credit Agreement dated June 27, 2006, and amended on March 28, 2007, July 19, 2007, and March 28, 2008 (the “Credit Agreement”) by and among The McClatchy Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and other lenders thereto and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.6	*
Amended and Restated Guaranty dated as of September 26, 2008 executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement, included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.7	*
Security Agreement dated as of September 26, 2008 executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent, included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.8	*
Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company's Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.9	*
Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company's Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

Exhibit		Description
**10.10	*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 30, 2000.

**10.11	*	The Company’s Amended and Restated CEO Bonus Plan, included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.12	*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.13	*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.14	*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company's 2002 Report on Form 10-K.

**10.15	*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Report on Form 10-K.

**10.16	*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.17	*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company's 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s 2007 Report on Form 10-K.

**10.18	*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 29, 2008.

**10.19	*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 16, 2004.

**10.20	*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 28, 2005.

**10.21	*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company's 2003 Form 10-K.

10.22	*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 23, 2005.

**10.23	*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.

**10.24	*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007 included as Exhibit 10.16 to the Company's 2006 Report on Form 10-K.

**10.25	*	The Company's Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company's 2005 Report on Form 10-K.

**10.26	*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007 included as Exhibit 10.18 to the Company’s 2006 Report on Form 10-K.

10.27	*
Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 26, 2006.

Exhibit		Description
10.28	*
Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.23 in the Company's Quarterly Report on Form 10-Q filed for the quarter ending July 1, 2007.

10.29	*
Amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.24 in the Company's Quarterly Report on Form 10-Q filed for the quarter ending July 1, 2007.

**10.30	*	The Company’s Amended and Restated Employee Stock Purchase Plan, included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

21	*	Subsidiaries of the Company.

31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*		Incorporated by reference
**		Compensation plans or arrangements for the Company's executive officers and directors