Form 10-Q/A
period 2008-12-12
MCCLATCHY CO
filed 2008-12-12
CIK 1056087

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

Large accelerated filer [   ]                                                                                     Accelerated filer [X]
Non-accelerated filer   [   ] (Do not check if smaller reporting company)
Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

[ ]	Yes	[X]	No

 As of November 5, 2008, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	57,515,181
Class B Common Stock	25,050,962

Explanatory Note

The McClatchy Company (the “Company”) is filing this Amendment No. 1 to Form 10-Q to correct page 18, which duplicated the schedule for elements of pension costs for continuing operations and omitted the schedule of postretirement benefits for continuing operations (Note 7 of Item 1, Part I of the Form 10-Q). There have been no changes from the original Form 10-Q other than as described above. This amendment does not otherwise update information in the Original Filing. Pursuant to Rule 12b-15, currently dated certifications of the Chief Executive Officer and the Chief Financial Officer are provided.

In addition, the Company notes that it is filing this Amendment No. 1 to Form 10-Q as an “accelerated filer” rather than a “large accelerated filer” in accordance with the definitions under Rule 12b-2 of the Exchange Act.

Below is the schedule of postretirement benefits for continuing operations (Note 7 of Item 1, Part I of the Form 10-Q):

The Company also provides for or subsidizes postretirement healthcare and certain life insurance benefits for employees.  The elements of postretirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Service cost	$9	$211	$37	$632
Interest cost	695	717	1,810	2,151
Prior service cost amortization	(252)		(878)
Actuarial loss (gain)	133	(3)	(440)	(8)
Curtailment (gain)	(795)	-	(2,167)	-
Net post-retirement (credit) expense	$(210)	$925	$(1,638)	$2,775

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company

December 12, 2008	By: /s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
December 12, 2008	By: /s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.