Form 10-K
period 2008-12-28
MCCLATCHY CO
filed 2009-03-03
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

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

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer    (Do not check if a smaller reporting company)

☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 27, 2008: approximately $426.4 million. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 18, 2009:

Class A Common Stock    57,998,568

Class B Common Stock    25,050,962

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s May 20, 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part II and Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

INDEX TO THE McCLATCHY COMPANY

2008 FORM 10-K

PART I

ITEM 1.	BUSINESS

Available Information

The McClatchy Company (McClatchy or the Company) maintains a website which includes an investor relations page available to all interested parties at www.mcclatchy.com. All filings with the United States Securities and Exchange Commission, along with any amendments thereto, are available free of charge on our website at www.mcclatchy.com/investor/. The Company’s corporate governance guidelines; charters for the following committees of the board of directors: audit, committee on the board, pension and savings plans, compensation and nominating committees; and the Company’s codes of business conduct and ethics may also be found on this website. In addition, paper copies of any such filings and corporate governance documents are available free of charge by contacting us at the address listed on the cover page of this filing. The contents of this website are not incorporated into this filing. Further, our reference to the URL for this website is intended to be an inactive textual reference only.

Overview

The Company is a hybrid print and online, news and advertising company committed to a three-pronged strategy:

•	First, to operate high-quality newspapers in growth markets;

•	Second, to operate the leading local digital business in each of its daily newspaper markets, including websites, email products, podcasts, mobile services and other electronic media; and

•

Third, to extend these franchises by supplementing the mass reach of the newspaper with direct marketing and direct mail products so that advertisers can capture both mass and targeted audiences with one-stop shopping.

By virtue of its strategy, the Company is the leading local media company in its premium growth markets. The Company has a century and a half of experience in mass and targeted media, with its origins in the California Gold Rush era of 1857. Originally incorporated in California as McClatchy Newspapers, Inc., the Company’s three original California newspapers—The Sacramento Bee, The Fresno Bee and The Modesto Bee—were the core of the Company until 1979 when the Company began to diversify geographically outside of California. At that time, it purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri-City Herald in Southeastern Washington. In 1986, the Company purchased The (Tacoma) News Tribune and in 1987, the Company reincorporated in Delaware. The Company expanded into the Carolinas when it purchased newspapers in South Carolina in 1990 and The News and Observer Publishing Company in North Carolina in 1995. In 1998, the Company expanded into Minnesota with the acquisition of The Star Tribune Company and the combined company became The McClatchy Company.

On June 27, 2006, the Company acquired Knight-Ridder, Inc. (the Acquisition). Of the 32 daily newspapers acquired in the Acquisition, the Company subsequently sold 12 of the daily newspapers, retaining 20 daily papers in strong markets and significant digital assets. On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper. Accordingly, the 12 former Knight-Ridder, Inc. (Knight Ridder) newspapers and the Star Tribune’s results are not included in any of the Company’s discussions of continuing operations in this Report.

The McClatchy Company is now the third largest newspaper company by circulation in the United States, with 30 daily newspapers, approximately 50 non-dailies and direct marketing and direct mail operations located in 29 markets across the country. The Company’s newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the fiscal year 2008, the Company had an average paid daily circulation of 2,593,574 and Sunday circulation of 3,210,857. McClatchy also operates local websites in each of its markets which complement its newspapers and extend its audience reach. Average monthly unique visitors, a measurement of usage of the Company’s websites, totaled 29,067,000. McClatchy-owned newspapers include, among others, The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also has a portfolio of premium digital assets. In addition to its local websites, which offer users information, comprehensive news, advertising, e-commerce and other services, McClatchy owns 14.4% of CareerBuilder, LLC (Career Builder), the nation’s largest online job site and 25.6% of Classified Ventures, LLC (Classified Ventures), a newspaper industry partnership that offers two of the nation’s premier classified websites: the auto website, cars.com, and the rental site, apartments.com.

McClatchy is listed on the New York Stock Exchange under the symbol MNI.

Strategic Emphasis

The Company’s local media businesses are in a period of tremendous structural and cyclical change. The Company’s strategy of being the leading local media company in each of its markets remains sound, but these changes require the Company to focus on four major operational imperatives:

•	Enhanced sales efforts with a particular emphasis in online advertising;

•	Audience growth;

•	Commitment to public service journalism; and

•	Reengineering and restructuring to achieve an efficient and sustainable cost structure.

Enhanced Sales Efforts

Advertising revenues make up the vast majority of the Company’s revenues, making the quality of its sales function of utmost importance. Advertising revenues were approximately 83% of consolidated net revenues in fiscal 2008 and 85% in 2007. Circulation revenues approximated 14% of consolidated net revenues in 2008 and 12% in 2007.

The Company has a local sales force in each of its markets, and believes that these sales forces are generally larger than those of other local media outlets and websites in those markets. The Company’s sales forces are responsible for delivering to advertisers the broad array of its advertising products, including print, digital and direct marketing products. The Company’s advertisers range from large national retail chains to local automobile dealerships and real estate agencies to small businesses and classified advertisers. Increasingly, the Company’s emphasis has been on growing the breadth of products offered to advertisers, particularly its digital products, while expanding its relationships with smaller advertisers. To reach national advertisers, the Company’s newspapers work with national advertising representation firms and the corporate advertising department to develop relationships and make it easier for those large advertisers to place orders.

The Company is enhancing its sales efforts with the following initiatives:

•	Offering compelling products and services;

•	Reallocating sales staff, particularly to online sales;

•	Implementing new sales incentive plans focused on online sales;

•	Extending sales training aimed at changing the culture and approach to selling;

•	Improving sub-zip zoning and other targeting capabilities to address customers’ needs for targeted advertising; and

•	Partnering with technology companies and other newspaper companies, particularly with Yahoo and the newspaper consortium.

The Company’s advertising revenue from digital advertising has been growing even as the Company has faced structural and cyclical change. McClatchy continues to be near the top of the industry in digital advertising revenue as a percent of total advertising with 11.6% of advertising coming from digital products in 2008, compared to 8.6% in 2007. For all of 2008, 50.3% of the Company’s digital advertising revenues came from advertisements placed only online; that is, they were not tied to a joint print buy. Online-only advertising is growing quickly—up 41.4% in 2008 from 2007. Management believes this independent revenue stream bodes well for the future of the Company’s digital business and is evidence of its importance as a resource for advertisers.

The Company’s websites offer classified and retail advertising products provided by our less than 50%-owned companies, including CareerBuilder for employment, cars.com for autos and apartments.com in the rental category. These products generate approximately 51.3% of the Company’s online advertising revenue.

The Company has joined a growing number of other newspaper companies in forming a broad-based partnership with Yahoo, Inc. (Yahoo). The Company’s local sales forces will be able to sell onto Yahoo’s website, serving as Yahoo’s own local sales force. The companies will split the revenue generated by this arrangement. Importantly, the alliance allows the Company to use Yahoo’s demographically targeted ad-serving platform for the Company’s websites, which will provide advertisers the ability both to direct its advertisers to specific groups of customers and to track the return on their advertising spending. As a result, the Company believes this alliance will help it sell more advertising on its own websites.

Audience Growth

Each of the Company’s daily newspapers has the largest circulation of any newspaper serving its particular community, and coupled with a local website, reaches a broad audience in each market. The Company believes that its broad reach in each market is of primary importance in attracting advertising, the principal source of revenues for the Company.

While daily newspaper paid circulation was down 5.3% and Sunday circulation was down 4.8% in 2008 compared with 2007, a portion of the decline in print circulation reflected strategic reductions by the Company to eliminate unprofitable circulation that advertisers did not value highly. In addition, the Company’s digital audience continues to show growth, with average monthly unique visitors at McClatchy newspapers’ websites in 2008 up 33.5% from 2007. When both print and online audiences are combined on an unduplicated basis, McClatchy’s audience is growing. The Audit Bureau of Circulations (ABC) now certifies audience reach where surveys are available—generally in larger markets. Those numbers show that on average the Company’s newspapers deliver unduplicated reach of print and online readers of more than 71% in their local markets. In nine of the Company’s 13 measured markets, the ABC measurements showed audience growth between March and September of 2008.

To remain the leading local media company and a must-buy for advertisers, McClatchy is focused on growing total audience in print and online. Management believes that audience growth is the best predictor of future financial success for any media company. McClatchy will continue to refine and strengthen its print platform, but its growth increasingly comes from its digital products and the beneficial impact those products have on the total audience the Company delivers for its advertisers.

Commitment to Public Service Journalism

The Company believes that high quality news content is the foundation of the mass reach necessary for the press to play its role in a democratic society. It is also the underpinning of the Company’s success in the marketplace. McClatchy newspapers continually receive national and regional awards among their peers for high-quality journalism.

Today, the Company is able to deliver breaking news, as its websites compete with television and radio broadcasters for news headlines that can subsequently be expanded in its newspapers. The Company’s news organizations can provide both targeted information and in-depth coverage as needed through newspapers, websites, mobile delivery and other developing technologies.

Management believes its newspapers and websites are well equipped to discover, produce and distribute premium quality content in ways that leverage the Company’s size and tap technology to find efficiencies in newsgathering and distribution.

Reengineering and Restructuring to Achieve an Efficient and Sustainable Cost Structure

The ongoing structural and cyclical change in the current economy demands that the Company respond by reengineering and restructuring its operations to achieve an efficient and sustainable cost structure. Compensation expense is the largest component of the Company’s cash operating expenses (total operating expense less depreciation and amortization, noncash impairment charges and severance costs), accounting for 52.2% of cash operating expenses in 2008 and 54.1% in 2007 excluding severance costs associated with restructuring plans. Technology increasingly is giving the Company the ability to operate more efficiently and reduce staff and related compensation expense. The Company looks for opportunities to realize efficiencies by outsourcing and/or centralizing certain functions such as production, circulation, finance, information systems, customer call centers, and advertising operations. The Company believes using technology in this way is an important component to the restructuring plans discussed in more detail below.

Cyclical economic pressures are causing the Company to ramp down its costs more quickly to meet new revenue realities. In doing so, the Company’s newspaper operations are emphasizing restructuring moves that are preferred or acceptable to our audiences and advertisers, such as reducing the width of newspapers or reducing unprofitable circulation that reaches areas outside of a newspaper’s core market. The Company is focusing its efforts on quality content production, effective sales efforts and growth in digital operations to position it for the economic recovery that is expected to inevitably come.

In 2008, in order to make significant progress in achieving an efficient and sustainable cost structure, the Company announced two strategic restructuring programs which resulted in the reduction of staffing by approximately 2,550 positions. In addition, on February 5, 2009 the Company announced further restructuring which is expected to result in savings of $100 million to $110 million, and announced the freezing of the Company’s pension plans and other cost saving measures. Given the worsening outlook for advertising revenues in early 2009, the Company may broaden these cost savings plans to an as yet undetermined amount. See further discussion in Part II, Item 7.

Other Operational Information

Each of the Company’s newspapers is largely autonomous in its local advertising and editorial operations in order to meet most effectively the needs of the communities it serves.

The Company has three operating segments. Publishers and editors of the newspapers make the day-to-day decisions and report to one of three vice presidents of operations (segment managers). The segment managers are responsible for implementing the operating and financial plans at each of the newspapers within their respective operating segment. The corporate managers set the basic business, accounting, financial and reporting policies.

Publishers also work together to consolidate functions and share resources regionally and across the Company in operational areas that lend themselves to such efficiencies, such as certain regional or national sales efforts, accounting functions, online publishing systems and products, information technology functions and others. A corporate advertising department was formed in 2008 and is headed by a vice president of advertising who works with the Company’s largest advertisers in placing advertising across the Company in newspapers and online websites. These efforts are often coordinated through the segment managers and corporate personnel.

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

	2008		2007
Circulation by Newspaper	Daily	Sunday	Daily	Sunday
The Sacramento Bee	259,223	300,510	270,697	312,706
The Kansas City (Missouri) Star	243,488	332,004	252,957	348,182
The Miami Herald	221,736	285,246	254,384	317,776
(Fort Worth) Star-Telegram	197,672	283,914	207,564	292,771
Charlotte Observer	199,956	253,393	211,126	265,142
The (Raleigh) News & Observer	162,224	207,080	171,094	211,712
The Fresno Bee	142,518	167,184	150,482	173,558
The (Tacoma) News Tribune	106,441	120,897	112,370	128,568
Lexington Herald-Leader	104,140	127,424	109,036	137,109
The (Columbia, SC) State	97,964	125,149	104,786	132,525
The Wichita Eagle	80,879	125,506	85,005	132,452
El Nuevo Herald	78,255	86,733	79,931	87,477
The Modesto Bee	75,390	79,430	79,918	83,870
Anchorage Daily News	61,520	68,732	63,641	72,587
Idaho Statesman (Boise)	59,566	77,263	63,033	82,984
The (Macon, GA) Telegraph	54,132	68,649	56,333	71,839
Belleville (Illinois) News-Democrat	50,840	59,465	52,293	64,393
The (Myrtle Beach, SC) Sun News	47,931	59,304	49,946	60,481
The Bradenton (Florida) Herald	42,620	48,547	43,420	49,236
(Columbus, GA) Ledger-Enquirer	39,749	47,738	42,567	51,375
(Biloxi) Sun Herald	42,189	47,393	44,509	49,524
Tri-City (Washington) Herald	39,912	42,161	40,318	42,819
The (San Luis Obispo, CA) Tribune	35,891	41,290	36,579	42,167
The Olympian (Washington)	30,313	37,237	31,890	39,218
The (Rock Hill, SC) Herald	28,242	30,510	30,210	31,983
(Pennsylvania) Centre Daily Times	23,274	30,291	24,274	31,409
The Bellingham (Washington) Herald	21,702	27,175	22,866	28,898
The Island Packet (Hilton Head, SC)	18,489	19,716	18,974	20,394
Merced (California) Sun-Star	15,618	—	15,728	—
The Beaufort (South Carolina) Gazette	11,701	10,915	11,794	11,285

The Company’s newspapers are generally delivered by independent contractors, and subscription revenues are recorded net of direct delivery costs.

Other Operations

The Company owns 14.4% of Career Builder, the nation’s largest online job site, 25.6% of Classified Ventures, a newspaper industry partnership that offers classified websites such as cars.com and apartments.com. The Company also owns a 15.0% interest in TKG Internet Holdings, which owns 75.0% of Topix.net (Topix), a general interest website focused on local communities, for an effective ownership of 11.3%.

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

In addition, the Company owns a 27.0% interest in Ponderay Newsprint Company (Ponderay), a general partnership, which owns and operates a newsprint mill in the State of Washington. The Company is required to purchase up to 56,800 metric tons of newsprint annually from Ponderay on a “take-if-tendered” basis at prevailing market prices, until Ponderay’s debt is repaid.

The Company and affiliates of Cox Enterprises, Inc. and Media General Inc. each owned a 33.3% interest in SP Newsprint Co. (SP), a newsprint manufacturing company in North America that was sold in 2008. See Item 7 below for an expanded discussion of this transaction. The Company has an annual purchase commitment for up to 149,160 metric tons of newsprint from SP.

The Company uses the equity method of accounting for a majority of its investments in unconsolidated companies.

Raw Materials

During fiscal 2008, the Company consumed approximately 314,000 metric tons of newsprint compared to 391,000 metric tons in fiscal 2007 for its continuing operations. The decrease in tons consumed was primarily due to lower advertising sales and circulation volumes, and to conversion to lighter weight newsprint and reduction of web widths at certain newspapers. The Company currently obtains a majority of its supply of newsprint from Ponderay and SP, as well as a number of other suppliers, and primarily under long term contracts.

The Company’s earnings are sensitive to changes in newsprint prices. Newsprint expense accounted for 12.7% of total operating expenses, excluding goodwill and masthead impairment, in fiscal 2008 and 12.8% in 2007. However, because the Company has an ownership interest in Ponderay Newsprint Co. (Ponderay), a newsprint producer, an increase in newsprint prices, while negatively affecting the Company’s operating expenses, would increase the earnings from its share of this investment partially offsetting the increase in the Company’s newsprint expense. A decline in newsprint prices would have the opposite effect. Ponderay is also impacted by fluctuations in the cost of energy and fiber used in the papermaking process. The Company estimates that it will use approximately 250,000 metric tons of newsprint in fiscal 2009, depending on the level of print advertising, circulation volumes and other business considerations.

The Company purchased 191,067 metric tons of newsprint from Ponderay and SP in 2008 at prevailing market prices. See the discussion above; Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”; and the financial statements and accompanying notes for further discussion of the impact of these investments on the Company’s business.

McClatchy fully supports recycling efforts. In 2008, 98.4% of the newsprint used by McClatchy newspapers was made up of some recycled fiber; the average content was 69.0% recycled fiber. This translates into an overall recycled newsprint average of 67.9%. During 2008, all of McClatchy’s newspapers collected and recycled press waste, newspaper returns and printing plates.

Competition

The Company’s newspapers, direct marketing programs and sites compete for advertising revenues and readers’ time with television, radio, other internet sites, direct mail companies, free shoppers, suburban neighborhood and national newspapers and other publications, and billboard companies, among others. In some of its markets, the Company’s newspapers also compete with other newspapers published in nearby cities and towns. Competition for advertising is generally based upon circulation levels, readership demographics, price, internet usage and advertiser results, while competition for circulation and readership is generally based upon the content, journalistic quality, service and the price of the newspaper.

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

Employees—Labor

As of December 28, 2008, the Company had approximately 12,100 full and part-time employees (equating to approximately 10,800 full-time equivalent employees), of whom approximately 5.8% were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements expiring in various years through 2012. Twenty of the Company’s 30 daily papers have no unions.

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

Forward-Looking Information:

This report on Form 10-K contains forward-looking statements regarding the Company’s actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about our ability to consummate contemplated sales transactions for our assets or investments which may enable debt reduction on anticipated terms, our customers and the markets in which we operate, advertising revenues, the economy, our pension plans, including our assumptions regarding return on pension plan assets and assumed salary increases, newsprint costs, our restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures, litigation, sufficiency of capital resources, possible acquisitions and investments, our future financial performance and; our Company’s ability to achieve and maintain a share price and average price above $1.00 per share of its Class A Common Stock at the expiration of the six-month cure period. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in our forward-looking statements: the duration and depth of the economic recession; McClatchy may not generate cash from operations, or otherwise, necessary to reduce debt or meet debt covenants as expected; McClatchy may not consummate contemplated transactions to enable debt reduction on anticipated terms or at all; McClatchy may not achieve its expense reduction targets or may do harm to its operations in attempting to achieve such targets; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; commencement by the NYSE of suspension and delisting procedures for failure to implement successfully a plan to correct non-compliance with the NYSE listing standards; even if such minimum price is achieved and maintained, the Company’s inability to continue to satisfy the NYSE’s other qualitative and quantitative listing standards for continued listing; the NYSE’s right to take more immediate listing action in the event that McClatchy’s stock trades at levels that are viewed as “abnormally low” on a sustained basis or based on other qualitative factors; payments may be required related to certain guarantees included in agreements with the Pension Benefit Guaranty Corporation; increases in the cost of newsprint; bankruptcies or financial strain of its major advertising customers; litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased consolidation among major retailers in our markets or other events depressing the level of advertising; our inability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; decreased circulation and diminished revenues from retail, classified and national advertising; and other factors, many of which are beyond our control.

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

The United States economy is undergoing an extended period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit market, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence have weakened the economic climate in most of the markets in which the Company does business and have had and may continue to have an adverse effect on the Company’s advertising revenues. Classified advertising revenues have continued to decline since late 2006 and advertising results declined across the board in fiscal year 2008. A continued worsening in these economic conditions could further impact the Company’s business, reduce the Company’s advertising and other revenues and negatively impact the performance of its operations and its ability to meet debt covenants. In addition, these conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company. As a result, the Company’s results of operations may continue to be adversely affected.

The economic downturn and the decline in the price of the Company’s publicly traded stock may result in goodwill and masthead impairment charges.

The Company recorded masthead impairment charges of $59.6 million in 2008 and $3.0 billion of goodwill and masthead impairment charges in 2007 reflecting the economic downturn and the decline in the price of the Company’s publicly traded common stock. Should general economic, market or business conditions continue to decline, and continue to have a negative impact on the Company’s stock price, the Company may be required to record additional impairment charges.

The Company may be de-listed from the New York Stock Exchange (NYSE) which could cause trading in its stock to become illiquid and negatively affect the price of the Company’s Class A common stock.

McClatchy was notified on February 4, 2009 by the New York Stock Exchange (the “NYSE”) that it is not in compliance with the NYSE’s continued listing standards. The NYSE’s notice indicated that on February 2, 2009, the Company’s average share price over the previous 30 trading days was $0.98, which is below the NYSE’s quantitative listing standards. Such standards require NYSE listed companies to maintain an average closing price of any listed security above $1.00 per share for any consecutive thirty trading-day period. McClatchy plans to notify the NYSE of its intent to cure this deficiency and has six months from the date of the NYSE notice to cure the non-compliance. However, should the Company be unsuccessful in curing its non-compliance or be de-listed for other reasons, its stock could be traded in an over-the-counter or pink sheet basis which would be less liquid than a more established stock exchange. Such limited trading could negatively impact the share price of the Company’s Class A common stock and lower the value of its equity. On February 26, 2009, the NYSE indicated that it had made an application to the Securities and Exchange Commission to suspend the share price requirement initially through June 30, 2009.

The Company has $2.038 billion in total consolidated debt which subjects the Company to significant interest and credit risk.

As of December 28, 2008, the Company had approximately $2.038 billion in total consolidated debt outstanding. This debt could increase the Company’s vulnerability to general adverse economic and industry conditions. Debt service costs are subject to interest rate changes as well as any changes in the Company’s leverage ratio (ratio of debt to operating cash flow as defined in the Company’s credit agreement with its banks). Higher leverage ratios could increase the level of debt service costs and also affect the Company’s future ability to refinance certain maturing debt, or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt on favorable terms. On September 17, 2008, Moody’s Investor Services downgraded the Company’s corporate credit rating to ‘B2’ from ‘Ba2’. On February 6, 2009, Standard & Poor’s lowered its corporate credit rating on the Company to ‘CCC+’ from ‘B’, with a negative rating outlook. The ratings on the Company’s bonds were lowered from ‘CCC+’ to ‘CCC-’. The Company expects that over the next several years its primary use of cash flow from operations will be to reduce debt.

The national financial crisis and potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and could adversely affect our access to capital.

If internal funds are not available from our operations we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Although the Company believes that its operating cash flow and current access to capital and credit markets, including the Company’s existing credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 12.7% of McClatchy’s operating expenses, excluding goodwill and masthead impairment, for fiscal 2008. Accordingly, earnings are sensitive to changes in newsprint prices. The Company has not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, operating results could be adversely affected. If newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, the Company’s ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect its operating results.

A portion of the Company’s employees are members of unions and if the Company experiences labor unrest, its ability to produce and deliver newspapers could be impaired.

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of December 28, 2008, approximately 5.8% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times through 2012. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

Under the Pension Protection Act (PPA), the Company will be required to make greater cash contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

The poor capital markets of 2008 that have affected all investments impacted the funds in our pension plans and they had poor returns in 2008. As a result of the lower assets, the projected benefit obligations of our qualified pension plans exceed plan assets by $611 million as of the end of 2008 compared to an underfunded status of $66 million at the end of 2007. The amount of our underfunded status will be positively impacted by the freezing of the pension plan by an as yet undetermined amount and we have not considered future earnings on plan assets. Nonetheless, the excess of obligations over pension assets is expected to give rise to required pension contributions over the next several years. The PPA funding rules are likely to require the net liability at the end of 2009 to be funded with tax deductible contributions between 2010 and 2015, with approximately 8% to 10% coming due in 2010. While legislation has recently been enacted to give some relief in funding and there may be more related legislation, the contributions may place additional strain on the Company’s liquidity needs.

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

The corporate headquarters of the Company are located at 2100 “Q” Street, Sacramento, California. At December 28, 2008, the Company had newspaper production facilities in 29 markets situated in 15 states. The Company’s facilities vary in size and in total occupy about 8.3 million square feet. Approximately 1.3 million of the total square footage is leased from others. The Company owns substantially all of its production equipment, although certain office equipment is leased.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

The Company’s Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol—MNI). A small amount of Class A Common Stock is also traded on other exchanges. The Company’s Class B Stock is not publicly traded. The following table lists per share dividends paid on both classes of Common Stock and the high and low prices of the Company’s Class A Common Stock as reported by the NYSE for each fiscal quarter of 2008 and 2007:

	HIGH	LOW	DIVIDENDS
Year Ended December 28, 2008:
First quarter	$12.83	$8.33	$0.18
Second quarter	$11.21	$6.86	$0.18
Third quarter	$7.11	$2.57	$0.09
Fourth quarter	$4.85	$0.62	$0.09

Year Ended December 30, 2007:
First quarter	$43.55	$31.25	$0.18
Second quarter	$34.32	$24.20	$0.18
Third quarter	$28.73	$19.50	$0.18
Fourth quarter	$20.42	$12.24	$0.18

Holders:

The number of record holders of Class A and Class B Common Stock at February 18, 2009 was 5,887 and 23, respectively.

Dividends:

The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition and requirements, and other factors considered relevant by the Board. The Company suspended its dividend after the payment of the first quarter dividend in fiscal 2009. Also the Company is restricted from paying dividends after June 28, 2009 when its leverage ratio (as defined in its credit agreement with its banks) is greater than 5.0 to 1.0.

Sales of Unregistered Securities:

None

Purchases of Equity Securities:

None

The following graph compares the cumulative 5-year total return attained by shareholders on The McClatchy Company’s common stock versus the cumulative total returns of the S&P Midcap 400 index, and a customized peer group composed of nine companies. The Company selected its peer group on the fact that McClatchy is a pure-play newspaper publishing and online media company with no other media business beyond its newspaper and online business.

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock and the index on December 28, 2003 and its relative performance is tracked through December 28, 2008.

	12/28/03	12/26/04	12/25/05	12/31/06	12/30/07	12/28/08
The McClatchy Company	100.00	104.28	85.88	63.69	18.61	1.19
S&P Midcap 400	100.00	116.48	131.11	144.64	156.18	99.59
Peer Group	100.00	92.59	68.65	63.04	40.80	8.40

The Company’s current customized peer group includes nine companies which are publicly traded with a majority of their revenues from newspaper publishing. This peer group includes: A H Belo Corp., Gannett Inc., Gatehouse Media Inc., Journal Communications Inc., Journal Register Company, Lee Enterprises Inc., Media General Inc., New York Times Company and Sun-Times Media Group Inc.

ITEM 6.	SELECTED FINANCIAL DATA (1)

(in thousands, except per share amounts)

	December 28, 2008	December 30, 2007	December 31, 2006 (2)	December 25, 2005	December 26, 2004
REVENUES—NET:
Advertising	$1,568,766	$1,911,722	$1,432,913	$691,790	$663,302
Circulation	265,584	275,658	194,940	97,205	100,330
Other	66,106	72,983	47,337	18,485	19,641

	1,900,456	2,260,363	1,675,190	807,480	783,273
OPERATING EXPENSES:
Depreciation and amortization	142,948	148,559	98,865	39,311	40,159
Other operating expenses	1,536,343	1,685,710	1,229,417	576,866	562,870
Goodwill and masthead impairment	59,563	2,992,046	—	—	—

	1,738,854	4,826,315	1,328,282	616,177	603,029
OPERATING INCOME (LOSS)	161,602	(2,565,952)	346,908	191,303	180,244
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(157,385)	(197,997)	(93,664)	—	—
Interest income	1,429	243	3,562	47	9
Equity income (loss) in unconsolidated companies—net	(14,021)	(36,899)	4,951	635	852
Write-down of investments and land held for sale	(26,462)	(84,568)	—	—	—
Gain on non-operating items and other—net	56,922	1,982	9,128	231	295

	(139,517)	(317,239)	(76,023)	913	1,156
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	22,085	(2,883,191)	270,885	192,216	181,400
INCOME TAX PROVISION (BENEFIT)	19,278	(156,582)	87,390	72,701	71,852

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,807	(2,726,609)	183,495	119,515	109,548
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(6,758)	(9,404)	(339,072)	41,004	46,328

NET INCOME (LOSS)	$(3,951)	$(2,736,013)	$(155,577)	$160,519	$155,876

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income (loss) from continuing operations	$0.03	$(33.26)	$2.85	$2.56	$2.36
Income (loss) from discontinued operations	(0.08)	(0.11)	(5.27)	0.88	1.00

Net income (loss) per share	$(0.05)	$(33.37)	$(2.42)	$3.44	$3.36

Diluted:
Income (loss) from continuing operations	$0.03	$(33.26)	$2.84	$2.55	$2.34
Income (loss) from discontinued operations	(0.08)	(0.11)	(5.25)	0.87	0.99

Net income (loss) per share	$(0.05)	$(33.37)	$(2.41)	$3.42	$3.33

DIVIDENDS PER COMMON SHARE	$0.54	$0.72	$0.72	$0.67	$0.50

CONSOLIDATED BALANCE SHEET DATA:
Total assets	$3,522,206	$4,137,919	$8,054,710	$2,087,116	$2,049,400
Long-term debt (3)	2,037,776	2,471,827	2,746,669	154,200	267,200
Stockholders’ equity	52,429	425,540	3,103,624	1,565,591	1,423,004

(1)	On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper of Minneapolis, MN. Results of the (Minneapolis) Star Tribune newspaper are included in discontinued operations for all periods presented.
(2)	Information as of and for the year ended December 31, 2006 includes the newspapers and other operations from the Acquisition since the beginning of the third quarter of fiscal 2006.
(3)	Excludes $530.0 million classified in current liabilities as of December 31, 2006, as such debt was repaid with proceeds from the disposition of the (Minneapolis) Star Tribune newspaper.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The McClatchy Company is the third largest newspaper company by circulation in the United States, with 30 daily newspapers, approximately 50 non-dailies, and direct marketing and direct mail operations. McClatchy also operates leading local websites in each of its markets which extend its audience reach. The websites offer users information, comprehensive news, advertising, e-commerce and other services. Together with its newspapers and direct marketing products, these interactive operations make McClatchy the leading local media company in each of its premium high growth markets. McClatchy-owned newspapers include The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also has a portfolio of premium digital assets. McClatchy owns 14.4% of CareerBuilder, the nation’s largest online job site, and owns 25.6% of Classified Ventures, a newspaper industry partnership that offers two of the nation’s premier classified websites: the auto website, cars.com, and the rental site, apartments.com.

The Company’s primary source of revenue is print and online advertising, which accounted for 82.5% of the Company’s revenue for fiscal 2008. While percentages vary from year to year and from newspaper to newspaper, classified advertising has steadily decreased as a percentage of total advertising revenues primarily in the employment and real estate categories and to a lesser extent the automotive category. Classified advertising as a percentage of total advertising revenues has declined to 31.3% in fiscal 2008 compared to 36.4% in fiscal 2007 and 38.9% in fiscal 2006, primarily as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand to online products.

While revenues from retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) has decreased year over year, retail advertising has steadily increased as a percentage of total advertising up to 50.1% in 2008 compared to 45.7% in fiscal 2007 and 43.6% in fiscal 2006.

National advertising as a percentage of total advertising revenue remained relatively similar year over year and contributed 9.3% of total advertising revenue in fiscal 2008. Direct marketing and other advertising made up the remainder of the Company’s advertising revenues in fiscal 2008.

While included in the revenues above, all categories of online advertising are growing, with the exception of employment which has been negatively affected by the economic downturn. Online advertising revenues grew 10.6% in fiscal 2008 and represented 11.6% of total advertising revenues, up from 8.6% in fiscal 2007. Excluding employment online advertising revenues, online advertising grew 51.6% in fiscal 2008 as compared to fiscal 2007.

Circulation revenues increased to 14.0% of the Company’s newspaper revenues in fiscal 2008 from 12.2% in fiscal 2007. Most of the Company’s newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See the following “Results of Operations” for a discussion of the Company’s revenue performance and contribution by category for fiscal 2008, 2007 and 2006.

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

Acquisition Accounting—Pursuant to Emerging Issues Task Force No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, McClatchy common stock issued on June 27, 2006 was valued based upon the average closing price of McClatchy’s common stock from March 8, 2006 through March 14, 2006 (two business days before and after the terms of the Acquisition were agreed to and announced), or $52.06 per share. As a result, the fair value of the 35.0 million shares of McClatchy’s common stock issued in the acquisition of Knight-Ridder, Inc. (the Acquisition) was recorded at $1.821 billion, which was included in the total Acquisition purchase price of approximately $4.6 billion. The fair value of such shares declined to approximately $1.398 billion as of the Acquisition closing date (June 27, 2006), however, the decline of $423.0 million in valuation had no effect on the total Acquisition purchase price recorded. This difference is included in the allocation to goodwill in the allocation of the purchase price, and was written off in the goodwill impairment charges taken in 2007 (see Note 3 to the consolidated financial statements).

The Acquisition was accounted for as a purchase. Pursuant to Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of June 27, 2006, the date of the Acquisition.

Goodwill and Intangible Impairment—The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, the Company tests for goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators of impairment may include, but are not limited to, changes in business climate such as an economic downturn, significant operating cash flow declines related to its newspapers or a major change in the assessment of future operations of its newspapers, or a sustained decline in the Company’s stock price below the per-share book value of stockholders’ equity. Due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price, the Company analyzed the carrying value of its net assets as of December 28, 2008 and as of September 30, 2007 and December 30, 2007. As a result impairment charges related to newspaper mastheads were recorded in fiscal 2008 and 2007 and related to goodwill in fiscal 2007—please see additional information in Note 3 to the Company’s Consolidated Financial Statements.

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

•

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

•	The discount rate is determined using the Company’s weighted average cost of capital, adjusted for risks perceived by investors which are implicit in the Company’s publicly traded stock price.

•

The amount of a goodwill impairment charge requires management to allocate the fair value of the reporting units to all of the assets and liabilities of that unit (including any unrecognized intangible assets), using its best judgments and estimates in valuing the reporting unit, to determine the implied fair value of goodwill.

•

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

A more comprehensive discussion of the factors that affected the impairment charges follows.

Factors Affecting Fair Value Calculations for Goodwill Impairment

Fair value is determined using an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value. The estimated future cash flows projected can vary within a range of outcomes depending on the assumptions and estimates used. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue, and in particular, potential changes in future advertising (including the impact of economic trends and the speed of conversion of advertising and readership to online products from traditional print products); trends in newsprint prices; and other operating expense items. The following are trends considered by the Company in developing assumptions and estimates for its discounted cash flow analysis:

•

Beginning in mid 2006, advertising declined as the real estate boom began to unwind and newspapers in the states that experienced the largest run up in real estate values experienced advertising revenue declines. The real estate-led downturn has subsequently spread to other sectors in the economy and across the nation. As a result, advertising declined in the newspaper industry in 2006 and the decline worsened through 2007. The Company’s advertising revenues in 2006 were up 0.5% but declined 8.6% in 2007 (both years pro forma for the acquisition of Knight Ridder) and continued to decline in 2008; when they were down 17.9% from 2007.

•

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

•

Newsprint expense is the largest raw material input in the production of newspapers and has ranged from 13.9% (in 2007) to 18.4% (in 2000) of cash operating expenses for the Company. Newsprint producers have consolidated and reduced capacity within the last year, and foreign demand of newsprint has risen, causing prices to begin to rise in late 2007 and continue to increase in 2008. However, newsprint usage is at historical lows due to declines in circulation and advertising, and to a lesser extent, to the migration of some readers and advertisers to the internet. Through most of 2008, price increases have been offset by lower newsprint usage reflecting declines in print advertising and circulation and newspaper conservation efforts.

•

Through 2007 and 2008, the Company has been in a process of downsizing its business as it has become a hybrid print and online news and information company; ultimately a smaller company than one primarily focused on print alone. Compensation expenses are the largest component of the Company’s expenses and management has reduced its workforce and restructured operations over time by using attrition, outsourcing and consolidating functions. As revenue declines have accelerated, the pace of restructuring has also accelerated leading to restructuring initiatives announced by the Company on June 16, 2008 and September 16, 2008 that included workforce reductions. Additional restructuring was announced on February 5, 2009. See Recent Events and Trends below for expanded discussion of these efforts. Other expenses have also been targeted for reductions in the restructuring.

While the impact of these trends and anticipation of restructuring efforts were taken into account in the Company’s discounted cash flow models, assumptions about their impact on future operations are subject to variability and the ultimate outcome and specific advertising growth rates are highly subjective for individual newspapers.

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

Enterprise Value and Reconciliation to Market Capitalization

The trends discussed above, along with general economic conditions, affect the market’s perception of McClatchy’s enterprise value. The sum of the fair values of the reporting units is compared to the Company’s current market capitalization (based upon the recent stock market prices) plus an estimated control premium, to determine the reasonableness of the fair values. The estimated control premium is based in part upon multiples achieved in sales transactions of media companies with similar dual-class stock structures as the Company. Though there is a level of subjectivity and variability related to the assumptions in projecting future operating results, this process provides observable market input into and therefore influences the range of values ascribed to the reporting units.

Masthead Considerations

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. The Company uses a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. Management’s judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each newspaper in determining the fair value of each newspaper masthead. The Company performed impairment tests on newspaper mastheads as of December 28, 2008 and September 30 and December 30, 2007. See Note 3 to the consolidated financial statements for a discussion of the impairment charges taken.

Other Intangible Assets Considerations

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) as of December 28, 2008 and September 30 and December 30, 2007. No impairment loss was recognized on intangible assets subject to amortization.

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

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans requires recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) the funded status of a post-retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. At December 28, 2008 net retirement obligations in excess of retirement plans’ assets were $762.0 million. This amount included $150.8 million for non-qualified plans that do not have assets. Obligations in excess of qualified plans netted to a $611.2 million liability at December 28, 2008. At December 30, 2007 net retirement obligations in excess of retirement plans’ assets were $215.5 million. This amount included $149.3 million for non-qualified plans that do not have assets. Obligations in excess of qualified plans netted to a $66.2 million liability at December 30, 2007.

On February 5, 2009, the Company announced a decision to freeze its defined benefit pension plans as of March 31, 2009. Hence, employee service earned in the plans through March 31, 2009 will be accrued, but no future service will be accrued after this date. See further discussion in “Recent Events and Trends” section below.

The Company used discount rates of 5.93% to 6.41%, assumed salary rate increases of 3.2% to 5.0% and an assumed long-term return on assets of 8.5% to calculate its retirement expenses in 2008. The 2008 expenses were also impacted by revaluing pension obligations in connection with plan curtailments as of June 30, 2008 and September 28, 2008 using applicable discount rates. See Note 8 to the Consolidated Financial Statements for a more in-depth discussion of the Company’s policies in setting its key assumptions related to these obligations. For fiscal 2008 a change in the weighted average rates (exclusive of the impact of accounting for plan curtailments) would have had the following impact on the Company’s net benefit cost:

•	A decrease of 50 basis points in the long-term rate of return would have increased the Company’s net benefit cost by approximately $6.7 million;

•	A decrease of 25 basis points in the discount rate would have increased the Company’s net benefit cost by approximately $1.3 million; and

•	An increase of 50 basis points in the future compensation rate would have increased the Company’s net benefit cost by approximately $2.3 million.

For 2009, the Company plans to reduce the assumed long-term return on plan assets to 8.25% from 8.50% used in 2008.

Income Taxes—The Company’s current and deferred income tax provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. These estimates are reviewed and adjusted, if needed, throughout the year. Adjustments between the Company’s estimates and the actual results of filed returns are recorded when identified.

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

Insurance—The Company is insured for workers’ compensation using both self-insurance and large deductible programs. The Company relies on claims experience in determining an adequate provision for insurance claims.

The Company used a discount rate of 4% to calculate workers’ compensation reserves as of December 28, 2008. A decrease of 25 basis points in the discount rate or a 10% increase in claims would have had an immaterial effect on total workers’ compensation reserves.

Recent Events and Trends

Continued Listing Standards Notice from the NYSE:

McClatchy was notified by the New York Stock Exchange (the “NYSE”) that it is not in compliance with the NYSE’s continued listing standards. The NYSE’s notice dated February 4, 2009 indicated that on February 2, 2009, the Company’s average share price over the previous 30 trading days was $0.98, which is below the NYSE’s quantitative listing standards. Such standards require NYSE listed companies to maintain an average closing price of any listed security above $1.00 per share for any consecutive thirty trading-day period. McClatchy plans to notify the NYSE of its intent to cure this deficiency and has six months from the date of the NYSE notice to cure the non-compliance. The Company’s Class A common stock will continue to be listed on the NYSE during this interim period, subject to compliance with other NYSE listing requirements and the NYSE’s right to reevaluate continued listing standards.

Impairment of Goodwill and Newspaper Mastheads:

Management performed its testing of impairment of goodwill and newspaper mastheads as of December 28, 2008 and at September 30, 2007 and December 30, 2007. The fair value of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions, that management believes were appropriate in the circumstances. The sum of the fair values of the reporting units was then compared to the Company’s current market capitalization (based upon the recent stock market prices) plus an estimated control premium, to determine the reasonableness of the fair values of the reporting units. As a result, the Company recorded impairment charges related to newspaper mastheads of $59.6 million in 2008; and impairment charges related to goodwill of $2.6 billion and newspaper masthead impairment charges of $417.1 million in 2007. A portion of the 2007 goodwill impairment charge resulted from the accounting treatment of the value of common stock issued in the Acquisition, which resulted in additional goodwill being recorded.

Should general economic, market or business conditions continue to decline, and continue to have a negative impact on the Company’s stock price, the Company may be required to record additional impairment charges.

Advertising Revenues:

Classified advertising revenues have continued to decline since late 2006. Advertising results declined across the board in fiscal year 2008 and in nearly every category in 2007; but particularly in real estate advertising during 2007. Real estate advertising began to weaken in the fourth fiscal quarter of 2006 and has declined substantially since then. The Company has seen significant declines in California and Florida, where real estate values and thus advertising were strong in fiscal year 2006 (see discussion below). The decline in automotive classified advertising reflected an industry-wide decline that began in 2004, while employment advertising has declined in most markets since the third fiscal quarter of 2006. National advertising also declined in fiscal year 2008 and 2007 reflecting a slowdown in a number of segments including telecommunications, national automotive and financial advertising.

Advertising revenues in early 2009 have been slower than the fourth quarter of 2008, evidence that the recession continues to impact the markets in which the Company operates.

See the revenue discussions in management’s review of the Company’s “Results of Operations”.

Restructuring Plans:

In June 2008, the Company announced plans to reduce its workforce by about 10%, or 1,400 positions, as the Company streamlined its operations and staff size. Savings from the restructuring, including compensation savings, are expected to be approximately $95 million to $100 million, excluding severance costs, and are expect to be realized over four quarters beginning in third quarter of 2008. On September 16, 2008, the Company announced a plan to further reduce its workforce by about 1,150 positions and to implement other savings initiatives. Savings from this additional restructuring, including compensation savings, are expected to be approximately $100 million over the next four quarters beginning in the fourth quarter of 2008 excluding severance costs. The Company has incurred severance costs for the two restructuring programs of approximately $44.7 million.

On February 5, 2009, the Company announced further restructuring which is expected to reduce costs by $100 million to $110 million, or approximately seven percent of 2008 cash expenses, over the 12 months beginning in the first quarter of 2009. Other cost reductions include: a freeze of the Company’s pension plans and temporary suspension of the Company match to its 401(k) plans, effective March 31, 2009; and an extension of a salary freeze for senior executives in 2009 that was implemented in December 2007. In addition the Company’s chairman and chief executive officer has declined any bonus for 2008 and 2009 and other senior executives did not receive bonuses for 2008. Given the worsening outlook for advertising revenues in early 2009, the Company may broaden these cost savings plans beyond the anticipated savings announced on February 5, 2009.

Newsprint:

Newsprint prices are volatile and are largely dependent on global demand and supply for newsprint. Newsprint prices increased in 2008 following a year of price declines in 2007. Nonetheless, newsprint expense in fiscal 2008 was 9.0% lower than newsprint expense in fiscal 2007, primarily reflecting lower newsprint usage. Newsprint prices peaked in the fourth quarter of 2008 and producers have dropped prices in the first fiscal quarter of 2009.

Significant changes in newsprint prices can increase or decrease the Company’s operating expenses and therefore, directly affect the Company’s operating results. However, because the Company has ownership interests in newsprint producer Ponderay, an increase in newsprint prices, while negatively affecting the Company’s operating expenses, would increase its share of earnings from this investment. A decline in newsprint prices would have the opposite effect. Ponderay is also impacted by the higher cost of energy and fiber used in the papermaking process. The impact of newsprint price increases on the Company’s financial results is discussed under “Results of Operations”.

Equity Investments:

On March 31, 2008, the Company, along with the other general partners of SP Newsprint Co. (SP), completed the sale of SP, of which the Company was a one-third owner. The Company recorded a gain on the transaction of $34.4 million. The Company used the $55.0 million of proceeds it received from the sale to reduce debt and has $5.0 million in escrow which it has recorded as a long-term asset.

On June 30, 2008, the Company sold its 15.0% ownership interest in ShopLocal, for $7.9 million and used the proceeds to reduce debt. The Company reduced its carrying value of ShopLocal to match the sales price. In addition, Classified Ventures, identified goodwill impairment at a real estate-related reporting unit and as a result, the Company recognized a charge related to this investment in fiscal 2008. The total non-cash pre-tax charges related to impairments of internet investments, including ShopLocal and Classified Ventures, recorded in fiscal 2008 were $26.5 million.

At the end of 2008, The Seattle Times Company (STC) recorded a comprehensive loss related to its retirement plan liabilities. The Company recorded its share of the comprehensive loss in the Company’s comprehensive income (loss) in stockholders’ equity to the extent that it had a carrying value in its investment in STC. As result the Company’s investment in STC at December 28, 2008 is zero, and no future income or losses from STC will be recorded until the Company’s carrying value is restored through future earnings by STC. Accordingly, no significant income or losses are expected to be recorded from this investment in 2009.

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

In the second half of 2008, the Company purchased $19.0 million aggregate principal of its outstanding debt securities maturing in 2009 in the open market for $17.7 million in cash obtained from its revolving credit facility and recorded a pre-tax gain of $1.5 million. The gain includes the write-off of approximately $0.2 million of net unamortized premiums related to these securities.

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

Disposition Transaction:

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune and other publications and websites related to the newspaper for $530.0 million. In the fourth quarter of fiscal 2006, the Company entered into an agreement to sell Star Tribune and therefore, recorded a write down of the Star Tribune’s net assets to fair market value based on the expected sale proceeds and included this after-tax charge of $363.0 million in discontinued operations. The Company received a total income tax benefit of approximately $200 million related to the sale; $185.0 million of the income tax benefit was received as an income tax refund in 2008 and approximately $15.0 million was recouped through reductions to income taxes payable.

The results of Star Tribune’s operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented. The Company used the proceeds from the sale of the Star Tribune to reduce debt.

Recent Accounting Pronouncements:

See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Results of Operations

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

The Company’s fiscal 2008 and 2007 reporting periods were 52-week years versus a 53-week year in fiscal 2006. The Company estimates that income from continuing operations was higher by approximately $5.3 million in fiscal 2006 because of the additional week being reported. The growth in revenues and expenses in fiscal 2007 compared to the same period in fiscal 2006 resulted largely from the Acquisition. To facilitate an analysis of operating results, fiscal 2007 and 2006 have been prepared to include pro forma results from continuing operations for the full years, and on a comparable 52-week basis in 2006. Pro forma amounts reflect the results of continuing operations of the Company as defined in the preceding paragraph. The financial results for Knight Ridder and the 20 newspapers retained by the Company included in the pro forma information were derived from the historical unaudited financial statements of Knight Ridder. The Company believes that the use of pro forma reporting of operating results enhances measurement of performance by permitting comparisons with prior historical data. Such supplemental pro forma data is not necessarily indicative of the operating results that would have occurred if the Acquisition had been completed as of the dates indicated.

Fiscal 2008 Compared to Fiscal 2007

The Company reported income from continuing operations in fiscal 2008 of $2.8 million, or three cents per share. The Company’s total net loss was $4.0 million, or five cents per share including discontinued operations in fiscal 2008.

Revenues:

Revenues in fiscal 2008 were $1.9 billion, down 15.9% from revenues of $2.3 billion in fiscal 2007. Advertising revenues were $1.6 billion, down 17.9% from advertising in fiscal 2007, and circulation revenues were $66.1 million, down 3.7% from fiscal 2007.

As discussed in “Recent Events and Trends” above, the economic weakness in the United States and particularly the declining real estate market continued to impact the Company’s advertising revenues in 2008. Circulation revenues decreased primarily due to lower circulation volumes.

The following summarizes the Company’s revenue by category, which compares fiscal 2008 with fiscal 2007 (dollars in thousands):

	December 28, 2008	December 30, 2007	% Change
Advertising:
Retail	$786,316	$873,070	(9.9)
National	146,376	182,024	(19.6)
Classified:
Auto	131,332	167,872	(21.8)
Employment	144,089	240,257	(40.0)
Real estate	123,276	197,569	(37.6)
Other	91,637	90,660	1.1

Total classified	490,334	696,358	(29.6)
Direct marketing and other	145,740	160,270	(9.1)

Total advertising	1,568,766	1,911,722	(17.9)
Circulation	265,584	275,658	(3.7)
Other	66,106	72,983	(9.4)

Total revenues	$1,900,456	$2,260,363	(15.9)

Advertising revenue is the largest component of the Company’s revenue, accounting for approximately 82.5% and 84.6% of our total revenues in 2008 and 2007, respectively. The Company categorizes advertising as follows:

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

Advertising in the newspaper is typically display advertising, or in the case of classified, display and/or liner advertising, while online advertising is in the form of display or banner ads, video, search advertising and/or liner ads. Advertising printed directly in the newspaper is considered “run of press” (ROP) advertising while preprint advertising consists of preprinted advertising inserts delivered with the newspaper.

Retail advertising decreased $86.8 million or 9.9% from fiscal 2007. The declines in retail advertising were largely in the furniture and home furnishings segments reflecting the real estate downturn, and in department store advertising. Online retail advertising increased $20.9 million or 81.5% from fiscal 2007 driven by banner and display advertisements, while print ROP advertising decreased $80.1 million or 16.0% from fiscal 2007. Preprint advertising decreased $27.6 million or 8.0% from fiscal 2007.

National advertising decreased $35.6 million or 19.6% from fiscal 2007. The declines in total national advertising were primarily in the telecommunications and national automotive segments. However, online national advertising increased $8.2 million or 97.8% from fiscal 2007.

Classified advertising decreased $206.0 million or 29.6% from fiscal 2007. Print classified advertising declined $194.4 million or 34.3%. Online classified advertising decreased $11.7 million or 9.0% from fiscal 2007 largely due to a $24.1 million decline in employment advertising that was partially offset by other online classified advertising growth. The following is a discussion of the major classified advertising categories:

•

Real estate advertising decreased $74.3 million or 37.6% from fiscal 2007. The Company has seen dramatic declines in California and Florida, which continue to be adversely impacted more than other regions by the real estate downturn. In fiscal 2008, $38.9 million or 52.3% of the Company’s decline in real estate advertising was in these two states. In total, print real estate advertising declined $76.6 million, or 41.9%, while online real estate advertising grew $2.3 million, or 15.4%.

•

Automotive advertising decreased $36.5 million or 21.8% from fiscal 2007, reflecting lower automotive sales and the consolidation of automotive dealers. Print automotive advertising declined $44.0 million, or 30.8%, while online automotive advertising grew $7.4 million, or 29.6% reflecting the strength of the Company’s cars.com online products.

•

Employment advertising decreased $96.2 million, or 40.0% from fiscal 2007 reflecting a national slowdown in hiring and therefore, employment advertising. The declines were reflected both in print employment advertising, down $72.0 million, or 45.9%, and online employment advertising, down $24.1 million, or 28.9%.

Online advertising revenue, which is included in each of the advertising categories discussed above, totaled $181.4 million in fiscal 2008, an increase of 10.6% as compared to fiscal 2007. In particular, those areas of online advertising that are not as strongly tied to print up-sells (advertising sold as a combined purchase of print and online advertising), primarily retail and automotive, have shown the strongest growth in advertising sales. Excluding employment advertising, online advertising grew 51.6% in fiscal 2008 as compared to fiscal 2007.

Direct marketing and other advertising decreased $14.5 million, or 9.1% from fiscal 2007 reflecting the overall slow advertising environment in 2008 and its impact on direct marketing programs.

Circulation revenues decreased $10.1 million or 3.7% from fiscal 2007, primarily reflecting lower circulation volumes partially offset by price increases. Average paid daily circulation declined 5.3% and Sunday was down 4.8% in fiscal 2008. The Company expects circulation volumes to remain lower in fiscal 2009 compared to fiscal 2008 reflecting both the Company’s focus on reducing circulation programs deemed to be of lesser value to its advertising customers and changes in readership trends. However, the impact of volume declines are expected to be offset by selective price increases.

Operating Expenses:

Operating expenses in fiscal 2008 decreased by $3.1 billion compared to fiscal 2007. Operating expenses in 2008 included $44.7 million in severance and benefit plan curtailment costs related to the Company’s restructuring plans and $59.6 million related to impairment charges for newspaper mastheads. Operating expenses in 2007 included a $3.0 billion charge for impairment of goodwill and newspaper mastheads.

Management believes that reviewing underlying operating expenses from continuing operations, which excludes charges related to impairments and restructuring, provides meaningful supplemental information about the Company’s underlying results of operations, and assists investors and financial analysts in analyzing and forecasting future periods. The following table summarizes underlying operating expenses from continuing operations (in thousands):

	2008	2007
Total operating expenses from continuing operations	$1,738,854	$4,826,315
Less goodwill and masthead impairment	59,563	2,992,046
Less restructuring related charges	44,705	—

Underlying operating expenses from continuing operations	$1,634,586	$1,834,269

Underlying operating expenses from continuing operations decreased $199.7 million or 10.9% year-over -year in fiscal 2008 versus fiscal 2007. Compensation expenses decreased $89.2 million or 9.8% from 2007 and included charges related to the Company’s restructuring programs in 2008. Excluding the effect of the restructuring, compensation expense was down 14.7%. Excluding the restructuring charges, payroll was down 12.4% and fringe benefits costs declined 23.9% reflecting a 14.5% decrease in average headcount and lower retirement and medical costs. Newsprint and supplements expense was down 9.0% with newsprint expense down 9.0%, primarily reflecting lower newsprint usage. Supplements expense was down 9.1%. Depreciation and amortization expenses were down 3.8% from fiscal 2007. Other operating costs were down 7.1%, reflecting company-wide cost controls.

Interest:

Interest expense from continuing operations declined $40.6 million or 20.5% in fiscal 2008 reflecting lower interest rates and debt balances. Interest expense included a $3.7 million charge related to the write-off of deferred financing costs as a result of amendments to the Company’s bank credit agreement in 2008. Interest expense also included $9.5 million related to accrued interest on the liability for unrecognized tax benefits compared to $6.5 million in fiscal 2007. See Note 6 to the Consolidated Financial Statements.

Equity Loss:

Losses from unconsolidated investments were $14.0 million in fiscal 2008 compared to $36.9 million in 2007. Losses from unconsolidated investments in 2007 included losses from SP and ShopLocal which were sold at the beginning of the second and third fiscal quarters of 2008, respectively.

On June 30, 2008, the Company sold its 15.0% ownership interest in ShopLocal, for $7.9 million and used the proceeds to reduce debt. The Company reduced its carrying value of ShopLocal to match the sales price.

Also in fiscal 2008, Classified Ventures identified goodwill impairment at a real estate-related reporting unit and as a result, the Company recognized a charge related to this investment. The total non-cash pre-tax charges related to impairments of internet investments, including ShopLocal and Classified Ventures, recorded in fiscal 2008 were $26.5 million.

The Company recorded a charge of $84.6 million to write down the value of its investments in The Seattle Times Company, Ponderay Newsprint Company and the Miami land held for sale in the third fiscal quarter of 2007.

For an expanded discussion of transactions and events related to the Company’s less than 50%-owned companies see Note 4 to the Consolidated Financial Statements.

Income Taxes:

The income tax expense from continuing operations in fiscal 2008 was $19.3 million and differs from the statutory rate as a result of taxes on the sales of equity interests, state taxes and other discrete tax items. The effective tax rate excluding the impact of the transactions and other discrete items for fiscal 2008 was 45.2%, and is reflective of lower earnings in relation to permanently nondeductible expenses and higher effective state tax rates in certain states in which the Company operates.

The income tax rate from continuing operations in fiscal 2007 was impacted primarily by the fact that most of the goodwill impairment charges are not tax deductible and therefore provided a very small tax benefit. See an expanded discussion at “2007 Compared to Fiscal 2006, Income Taxes” below.

Discontinued Operations:

The loss from discontinued operations in 2008 primarily reflects adjustments of taxes related to the disposition of newspapers in fiscal 2007 and reserves for uncollectible receivables from certain divested papers. The $9.4 million loss from discontinued operations in fiscal 2007 primarily related to results from the (Minneapolis) Star Tribune and an expense to record the fair value of the PBGC guarantee (see Note 8 to the Consolidated Financial Statements).

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

As discussed in “Recent Events and Trends” above, 66.9% of the Company’s advertising declines in fiscal 2007 compared to pro forma 2006 came from California and Florida, two regions that benefited strongly from the real estate boom in 2006, and were likewise adversely affected in the subsequent real estate slowdown. Advertising revenues were down 15.3% in these regions in 2007. The housing sector is an important component of these states’ economies. Hence, California and Florida also accounted for a majority of the decline in auto and employment advertising, as the real estate downturn appeared to be having an impact on these categories as well in 2007.

The following table summarizes the Company’s revenues from continuing operations by category for fiscal 2007 (a 52-week year) compared to fiscal 2006 (a 53-week year) on an as reported basis. The table also summarizes the Company’s revenue by category on a pro forma basis, which compares fiscal 2007 with pro forma fiscal 2006 on a 52-week basis including the acquired newspapers for the full fiscal year in 2006 (dollars in thousands):

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

Retail advertising increased $248.6 million in fiscal 2007 or 39.8% from fiscal 2006 primarily reflecting the Acquisition. On a pro forma basis, retail advertising, including online and preprint advertising decreased $25.7 million or 2.9% from fiscal 2006. The Company continued to benefit from online and preprint advertising growth. On a pro forma basis, preprint advertising increased $2.3 million or 0.7% from fiscal 2006, and online retail advertising increased $8.8 million or 52.6% from fiscal 2006. Print ROP advertising decreased $36.8 million or 6.8% from fiscal 2006.

National advertising increased $48.2 million or 36.0% from fiscal 2006 primarily reflecting the Acquisition. On a pro forma basis, national advertising decreased $19.4 million or 9.6% from fiscal 2006. The declines were primarily in the telecommunications and to a lesser extent, in the national automotive and financial advertising categories.

Classified advertising increased $138.9 million or 24.9% from fiscal 2006 primarily reflecting the Acquisition. On a pro forma basis, classified advertising decreased $125.8 million or 15.3% from fiscal 2006. The following is a discussion of the major classified advertising categories:

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

Gain on Non-Operating Items and Other-Net:

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

Discontinued Operations:

Loss from discontinued operations, (primarily related to the (Minneapolis) Star Tribune newspaper) in fiscal 2007 was $9.4 million or $0.11 per share. Loss from discontinued operations in fiscal 2006 was $339.1 million or $5.25 per share including the write-down of (Minneapolis) Star Tribune’s net assets to fair market value of $363.0 million. In fiscal 2006, income from discontinued operations of the former Knight Ridder newspapers that were sold was $23.9 million excluding the write-down. Additionally, $1.2 million and $7.3 million in interest incurred on the debt used to finance the purchase of the Star Tribune was recorded in discontinued operations in fiscal 2007 and 2006, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $5.0 million as of December 28, 2008. Generally all available cash is used to pay down debt on the Company’s revolving credit line to minimize interest costs. The Company generated $194.3 million, $356.3 million and $203.8 million of cash from operating activities of continuing operations in fiscal 2008, 2007 and 2006, respectively. The decrease in cash from operating activities in 2008 primarily relates to lower advertising revenues and receipts in 2008 and changes in working capital. The increase in cash from operating activities in fiscal 2007 and 2006 resulted primarily from the Acquisition.

In fiscal 2008 and 2007, the Company did not make any voluntary contributions to its qualified defined benefit pension plans, while a total of $31.5 million was contributed in 2006. No contributions to the qualified pension plan are expected to be made in fiscal 2009. However, the poor capital market in 2008 impacted the Company’s pension plans and they had investment losses in 2008. As a result of the lower assets, the projected benefit obligations of the qualified pension plans exceed plan assets by $611.2 million as of the end of fiscal 2008 compared to an underfunded status of $66.2 million at the end of fiscal 2007. The amount of the underfunded status will be positively impacted by the freezing of the pension plan by an as yet undetermined amount and any future earnings on plan assets, none of which have been taken into account. Nonetheless, the excess of obligations over pension assets is expected to give rise to required pension contributions over the next several years. The funding rules are likely to require the net liability at the end of 2009 to be funded with tax deductible contributions between 2010 and 2015, with approximately 8% to 10% coming due in 2010.

The Company generated $187.6 million in cash from discontinued operations in 2008 which was primarily from a $185 million income tax refund related to the sale of The Star Tribune Company. The Company used the proceeds from the refund to repay debt. In 2006 the Company used $804.1 million in cash from discontinued operations primarily to pay taxes on the tax gains related to the sales of the 12 newspapers formerly owned by Knight-Ridder and disposed by the Company during 2006.

The Company generated $74.0 million of cash from investing activities of continuing operations in fiscal 2008. In 2008, the Company received $63.1 million in proceeds from the sales of the Company’s interests in SP and ShopLocal, and $33.2 million in proceeds from the sale of other assets. These inflows were offset by the purchase of property, plant and equipment totaling $21.4 million. Capital expenditures have averaged $49.2 million annually over the last three years, and are expected to total between $20 million and $23 million in 2009. The Company used the proceeds it received from the sale of SP, ShopLocal and other asset sales to reduce debt and has $5 million related to the SP sale recorded as a long-term receivable which is collateralized by cash in escrow. In 2006, the Company generated $310.0 million of cash from the sale of a portion of its interest in CareerBuilder, ShopLocal and Topix internet investments, and used $2.8 billion of cash to complete the Acquisition.

The Company owns 10 acres of land in Miami which is currently under contract to sell. The Company expects to consummate the sale of its Miami land for a sale price of approximately $190.0 million with after-tax net proceeds of approximately $115.0 million. The contract was amended on December 30, 2008 and provides for the buyer to close the transaction by June 30, 2009; however, the buyer has the ability to extend the agreement for an additional six months to December 31, 2009, by further increasing the termination fee payable to McClatchy from $2.0 million to $6.0 million should the deal fail to close.

The Company used $476.7 million of cash to fund financing transactions in fiscal 2008. A total of $300.9 million in cash, including offering expenses, was used to repurchase $319.0 million in face value of bonds (see discussion of “Debt and Related Matters” below) and $116.9 million was used to repay bank debt. The Company also paid $9.7 million in financing costs relating to amending its Credit Agreement in the first and third fiscal quarters of 2008 and paid $51.8 million in dividends.

In 2007, cash from financing sources was primarily used to repay bank debt and to retire $100 million in public notes which matured. In 2006, the Company received $2.9 billion from bank term and net revolving credit loans under its Credit Agreement and repaid $1.6 billion in term debt, commercial paper debt and debt assumed in the Acquisition. In addition the Company paid $59.0 million and $40.0 million in dividends in 2007 and 2006, respectively.

Dividend payments are not expected to be material in 2009 due to expected limitations under the Company’s amended credit agreement. The Company suspended its dividend after the payment of the first quarter dividend in 2009. Also the Company is restricted from paying dividends after June 2009 when its leverage ratio (as defined in its Credit Agreement) is greater than 5.0 to 1.0.

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

On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility to complete the Acquisition. Also in connection with the Acquisition, the Company assumed $1.9 billion of debt from Knight Ridder, including $1.6 billion in publicly traded bonds. The bonds were valued at $1.5 billion as of June 27, 2006.

The Company has subsequently repaid a substantial amount of debt; debt at December 28, 2008 was $2.038 billion. Debt repayments in 2006 came primarily from proceeds received in the sale of the eight former Knight Ridder newspapers, (see Note 2 to the Consolidated Financial Statements and discussion of financing cash flows above), proceeds generated from asset sales and cash generated by operations as discussed above. Debt repayments in 2007 came from operating cash flows and proceeds from the sale of the (Minneapolis) Star Tribune.

On November 1, 2007, the Company retired $100.0 million of public notes due in 2007 by drawing on its revolving credit facility. In May 2008, the Company purchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its revolving credit facility and recorded a pre-tax gain of $19.5 million in the second fiscal quarter of 2008. The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively.

In the second half of fiscal 2008, the Company purchased $19.0 million aggregate principal of its outstanding debt securities maturing in 2009 in the open market for $17.7 million in cash obtained from its revolving credit facility and cash flows generated by operations. The Company recorded pre-tax gains totaling $1.5 million on the retirement of notes in fiscal 2008. The gains include the write-off of approximately $0.2 million of net unamortized premiums related to these securities.

On March 28, 2008 and September 26, 2008, respectively, the Company entered into agreements to amend the Credit Agreement giving the Company additional flexibility in its bank covenants and amending other terms as described below. Pursuant to the latest amendment, the revolving credit facility was reduced to $600 million on September 26, 2008 (to a total facility of $1.150 billion); a further reduction of $125 million is required upon sale of the Miami land; and a reduction of $25 million will be made on December 31, 2009. The Company wrote off $3.7 million of deferred financing costs in connection with the amendments, which were recorded in interest expense in fiscal 2008.

The Company has $31.0 million of public notes maturing in April 2009 which are expected to be refinanced on a long-term basis by drawing on the Company’s revolving credit facility and accordingly, were included in long-term debt as of December 28, 2008.

A total of $111.8 million was available under the revolving credit facility at December 28, 2008, all of which could be borrowed under the Company’s current leverage covenant and trailing operating cash flow (as defined in the Credit Agreement). On January 8, 2009, letters of credit totaling $47.2 million expired increasing the amount available under the revolving credit facility to approximately $159.0 million.

Based upon the amended Credit Agreement, debt incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 200 basis points to 425 basis points or Bank of America’s prime rate at a spread of 100 basis points to 325 basis points based upon the Company’s total leverage ratio (as defined). A commitment fee for the unused revolving credit is priced at 50 basis points. As of February 20, 2009, the Company pays interest at LIBOR plus 275 basis points on outstanding debt. However, based on the expected total leverage ratio (as defined in the Credit Agreement), the Company expects to pay interest on its bank debt at the lower of LIBOR plus 350 basis points or prime rate plus 250 basis points as of the date of the filing of its fiscal fourth quarter 2008 compliance certificate with its banks.

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00 through December 28, 2008 and 2.00 to 1.00 thereafter. Quarterly covenants also include a maximum leverage ratio (as defined in the Credit Agreement) of 6.25 to 1.00 from September 28, 2008 to December 28, 2008; 7.00 to 1.00 from March 29, 2009 through September 26, 2010; and 6.25 to 1.00 from and after December 26, 2010. Upon the sale by the Company of the Miami land, the applicable leverage ratio covenant will be reduced by 0.25 times. At December 28, 2008, the Company’s interest coverage ratio (as defined) was 2.99 to 1.00 and it’s leverage ratio (as defined) was 5.10 to 1.00 and the Company was in compliance with all debt covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.

Advertising results declined in fiscal year 2008 and advertising revenues in early 2009 have been slower than the fourth quarter of 2008. Declining revenues that are not offset by expense savings impact the Company’s interest coverage and leverage ratios. To offset the revenue declines the Company implemented two restructuring plans in 2008 which are estimated to save $200 million in expenses on an annual basis. Management believes that $60 million of the savings have been realized in 2008 and approximately $140 million will be achieved during 2009. The Company has also announced additional restructuring initiatives in early 2009, originally targeted at $100 million to $110 million, but which may be increased beyond these levels. The restructuring plans have included a combination of reductions in staff, consolidating functions and outsourcing certain functions. In addition the Company will freeze its defined benefit pension plans, suspend 401(k) matching contributions and extend salary freezes, among other steps. Please see Item 7, “Recent Events and Trends”, section entitled “Restructuring Plans” for an expanded discussion of these restructuring initiatives. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

Substantially all of the Company’s subsidiaries (as defined and expanded in the September 26, 2008 amendment to the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement. The Company has given a security interest in assets that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the facility. In addition, the amendment added various requirements for mandatory prepayments of bank debt from certain sources of cash; added limitations on cash dividends allowed to be paid at certain leverage levels; and added and amended other covenants including limitations on additional debt and the ability to retire public bonds early, amongst other changes. Based on the Company’s expected leverage ratio, no dividends are expected to be paid after the second fiscal quarter of 2009.

At December 28, 2008, the Company had outstanding letters of credit totaling $96.5 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. On January 8, 2009, letters of credit totaling $47.2 million expired leaving only $49.3 million of letters of credit outstanding.

In September 2008, Moody’s lowered the Company’s corporate credit ratings, as well as its rating on unsecured bonds and its senior bank credit facility and noted that the ratings outlook on the corporate credit rating was negative. In February 2009, S&P took similar actions. Both agencies cited the uncertainty over the extent and duration of the current recession. The ratings downgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.

The following table summarizes the ratings of the Company’s debt instruments as of the date of this report on Form 10-K filing:

Debt Ratings

Credit Facility:
S & P	CCC+
Moody’s	Ba2

Bonds:
S & P	CCC-
Moody’s	Caa1

Corp. Family Rating:
S & P	CCC+
Moody’s	B2

Off-Balance-Sheet Arrangements:

As of December 28, 2008, the Company did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

The following table summarizes specific financial obligations under the Company’s contractual obligations and commercial commitments related to continuing operations as of December 28, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Included in the Company’s balance sheet:
Long-term debt (a)	$2,037,776	$—	$1,144,321	$—	$893,455
Pension obligations (b)	718,333	7,043	140,086	229,086	342,118
Post-retirement obligations (b)	43,712	7,282	14,565	20,512	1,353
Workers compensation obligations	22,008	6,153	12,306	3,549	—
Other long-term obligations (c)	24,458	7,066	13,994	2,381	1,017
Other obligations:
Purchase obligations (d)	76,649	4,937	6,544	6,714	58,454
Operating leases	69,338	13,862	21,150	14,432	19,894

Total (e)	$2,992,274	$46,343	$1,352,966	$276,674	$1,316,291

(a)	Amounts represent bonds net of discounts.
(b)	Retirement obligations do not reflect freezing of plans on March 31, 2009, and do not take into account the tax-deductibility of the payments.
(c)	Primarily deferred compensation and future lease obligations.
(d)	Primarily printing outsource agreements and capital expenditures for property, plant and equipment.
(e)	The table excludes unrecognized tax benefits, and related penalty and interest, totaling $101.4 million because a reasonably reliable estimate of the timing of future payments, if any, cannot be determined. It also excludes interest on debt that, at current interest rates, is expected to be approximately $112.0 million or less annually.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Credit Agreement bears interest at LIBOR plus a spread ranging from 200.0 to 425.0 basis points. A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease annual net income by $1.5 million based on the current amounts outstanding under the Credit Agreement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheet of The McClatchy Company and subsidiaries (the Company) as of December 28, 2008 and December 30, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008. We also have audited the Company’s internal control over financial reporting as of December 28, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2008 and December 30, 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the

Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

/S/ DELOITTE & TOUCHE LLP

Sacramento, California

February 26, 2009

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for per share amounts)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
REVENUES—NET:
Advertising	$1,568,766	$1,911,722	$1,432,913
Circulation	265,584	275,658	194,940
Other	66,106	72,983	47,337

	1,900,456	2,260,363	1,675,190
OPERATING EXPENSES:
Compensation	822,771	911,964	652,582
Newsprint and supplements	252,599	277,634	231,068
Depreciation and amortization	142,948	148,559	98,865
Other operating expenses	460,973	496,112	345,767
Goodwill and masthead impairment	59,563	2,992,046	—

	1,738,854	4,826,315	1,328,282

OPERATING INCOME (LOSS)	161,602	(2,565,952)	346,908

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(157,385)	(197,997)	(93,664)
Interest income	1,429	243	3,562
Equity income (loss) in unconsolidated companies—net	(14,021)	(36,899)	4,951
Write-down of investments and land held for sale	(26,462)	(84,568)	—
Gain on sale of SP Newsprint Company	34,417	—	—
Gain on extinguishment of debt	21,026	—	—
Gain on non-operating items and other—net	1,479	1,982	9,128

	(139,517)	(317,239)	(76,023)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	22,085	(2,883,191)	270,885
INCOME TAX PROVISION (BENEFIT)	19,278	(156,582)	87,390

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,807	(2,726,609)	183,495
LOSS FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES	(6,758)	(9,404)	(339,072)

NET LOSS	$(3,951)	$(2,736,013)	$(155,577)

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income (loss) from continuing operations	$0.03	$(33.26)	$2.85
Loss from discontinued operations	(0.08)	(0.11)	(5.27)

Net income (loss) per share	$(0.05)	$(33.37)	$(2.42)

Diluted:
Income (loss) from continuing operations	$0.03	$(33.26)	$2.84
Loss from discontinued operations	(0.08)	(0.11)	(5.25)

Net income (loss) per share	$(0.05)	$(33.37)	$(2.41)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	82,333	82,000	64,415
Diluted	82,409	82,000	64,645

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 28, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,998	$25,816
Trade receivables, net of allowances of $15,255 in 2008 and $11,416 in 2007	243,700	289,550
Other receivables	16,544	19,677
Newsprint, ink and other inventories	49,301	36,230
Deferred income taxes	29,084	27,077
Prepaid income taxes	—	60,758
Income tax receivable	11,451	185,059
Land and other assets held for sale	182,566	177,436
Other current assets	19,085	20,636

	556,729	842,239
PROPERTY, PLANT AND EQUIPMENT:
Land	199,584	205,080
Building and improvements	390,890	395,553
Equipment	823,466	846,664
Construction in progress	5,071	17,183

	1,419,011	1,464,480
Less accumulated depreciation	(576,134)	(522,388)

	842,877	942,092
INTANGIBLE ASSETS:
Identifiable intangibles—net	771,076	891,591
Goodwill	1,006,020	1,042,880

	1,777,096	1,934,471
INVESTMENTS AND OTHER ASSETS
Investments in unconsolidated companies	323,257	401,274
Other assets	22,247	17,843

	345,504	419,117

TOTAL ASSETS	$3,522,206	$4,137,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,336	$93,626
Accrued compensation	85,583	104,892
Income taxes payable	46,562	20,861
Unearned revenue	81,091	82,461
Accrued interest	22,107	28,246
Accrued dividends	7,431	14,788
Other accrued liabilities	36,481	44,642

	347,591	389,516
NON-CURRENT LIABILITIES:
Long-term debt	2,037,776	2,471,827
Deferred income taxes	202,015	555,887
Pension and postretirement obligations	747,720	200,318
Other long-term obligations	134,675	94,831

	3,122,186	3,322,863
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A—authorized 200,000,000 shares, issued 57,515,181 in 2008 and 57,108,308 in 2007	575	571
Class B—authorized 60,000,000 shares, issued 25,050,962 in 2008 and 2007	251	251
Additional paid-in capital	2,203,776	2,197,041
Retained earnings (accumulated deficit)	(1,829,717)	(1,781,298)
Treasury stock at cost, 5,264 shares in 2008 and 3,029 in 2007	(144)	(122)
Accumulated other comprehensive income (loss)	(322,312)	9,097

	52,429	425,540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,522,206	$4,137,919

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	December 28, 2008	December 30, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$2,807	$(2,726,609)	$183,495
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	142,948	148,559	98,865
Goodwill and masthead impairment	59,563	2,992,046	—
Impairment related to investments and land held for sale	26,462	84,568	—
Contribution to pension plans	—	—	(31,545)
Employee benefit expense	14,724	33,976	21,819
Stock compensation expense	4,104	7,217	7,149
Deferred income taxes	(73,215)	(271,342)	(33,982)
Gain on sale of land	—	—	(9,047)
Gain on sale of SP Newsprint	(34,417)	—	—
Gain on extinguishment of debt	(21,026)	—	—
Equity loss (income) in unconsolidated companies	14,021	36,899	(4,951)
Write-off of deferred financing cost	3,738	—	—
Other	9,829	4,089	170
Changes in certain assets and liabilities:
Trade receivables	45,850	22,235	6,346
Inventories	(13,071)	15,862	2,052
Other assets	9,018	25,744	(12,051)
Accounts payable	(25,767)	(39,662)	11,769
Accrued compensation	(19,309)	(26,506)	8,230
Income taxes	75,129	79,214	6,405
Other liabilities	(27,086)	(30,035)	(50,954)

Net cash provided by operating activities of continuing operations	194,302	356,255	203,770
Net cash provided (used) by operating activities of discontinued operations	187,567	4,214	(804,073)

Net cash provided (used) by operating activities	381,869	360,469	(600,303)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment and other	33,172	27,370	606
Proceeds from sale of investments	63,141	24,288	320,328
Acquisition of Knight Ridder—net of cash received	—	—	(2,771,595)
Purchases of property, plant and equipment	(21,418)	(60,793)	(65,244)
Equity investments	(855)	(3,846)	(3,435)
Other—net	—	(15)	43

Net cash provided (used) by investing activities of continuing operations	74,040	(12,996)	(2,519,297)
Net cash provided (used) by investing activities of discontinued operations	—	518,085	1,976,186

Net cash provided (used) by investing activities	74,040	505,089	(543,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term bank debt	—	—	2,200,000
Repayments of term bank debt	—	(550,000)	(1,100,000)
Net borrowings (repayments) from revolving bank debt	(116,900)	(157,195)	665,795
Repayment of publicly traded notes	(300,871)	(100,000)	—
Repayment of Knight Ridder debt	—	—	(389,261)
Net repayments of commercial paper	—	—	(154,200)
Payment of cash dividends	(51,828)	(59,041)	(40,008)
Payment of debt issuance costs	(9,741)	—	(26,762)
Other—principally stock issuances	2,613	6,913	4,379

Net cash provided (used) by financing activities	(476,727)	(859,323)	1,159,943

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,818)	6,235	16,529
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,816	19,581	3,052

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,998	$25,816	$19,581

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Par Value Class A	Par Value Class B	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCES, DECEMBER 25, 2005	$205	$262	$350,825	$1,217,927	$(1,799)	$(1,829)	$—	$1,565,591
Net loss				(155,577)				(155,577)
Minimum pension liability						(623)		(623)

Total comprehensive loss								(156,200)
Adjustment to initially apply SFAS 158 net of tax						(93,309)		(93,309)
Dividends declared ($.72 per share)				(46,327)				(46,327)
Conversion of 107,750 Class B shares to Class A shares	1	(1)						—
Issuance of 34,988,009 Class A shares for acquisition of Knight Ridder, Inc.	350		1,821,126					1,821,476
Issuance of 132,582 restricted Class A shares under stock plans	1		4,141					4,142
Reversal of deferred compensation			(1,799)		1,799			—
Stock compensation expense			8,014					8,014
Tax benefit from stock plans			237					237

BALANCES, DECEMBER 31, 2006	557	261	2,182,544	1,016,023	—	(95,761)	—	3,103,624
Adoption of FIN 48	—	—	—	(2,218)	—	—	—	(2,218)

ADJUSTED BALANCES, JANUARY 1, 2007	557	261	2,182,544	1,013,805	—	(95,761)	—	3,101,406
Net loss				(2,736,013)				(2,736,013)
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain						52,059		52,059
Prior service credit						9,087		9,087
Other comprehensive loss related to equity investments						(1,358)		(1,358)

Other comprehensive income								59,788

Total comprehensive loss								(2,676,225)
Adjustment to eliminate minimum pension liability related to Star Tribune						45,070		45,070
Dividends declared ($.72 per share)				(59,090)				(59,090)
Conversion of 1,065,435 Class B shares to Class A shares	10	(10)						—
Issuance of 244,682 Class A shares under stock plans	4		6,731					6,735
Stock compensation expense			7,466					7,466
Purchase of 3,029 shares of treasury stock							(122)	(122)
Tax benefit from stock plans			300					300

BALANCES, DECEMBER 30, 2007	571	251	2,197,041	(1,781,298)	—	9,097	(122)	425,540
Net loss				(3,951)				(3,951)
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized loss						(323,996)		(323,996)
Prior service credit						(2,266)		(2,266)
Other comprehensive loss related to equity investments						(5,147)		(5,147)

Other comprehensive income								(331,409)

Total comprehensive loss								(335,360)
Dividends declared ($.54 per share)				(44,468)				(44,468)
Issuance of 412,135 Class A shares under stock plans	4		2,771					2,775
Stock compensation expense			4,104					4,104
Purchase of 2,235 shares of treasury stock							(22)	(22)
Tax impact from stock plans			(140)					(140)

BALANCES, DECEMBER 28, 2008	$575	$251	$2,203,776	$(1,829,717)	$—	$(322,312)	$(144)	$52,429

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the Company or McClatchy) is the third-largest newspaper company in the United States based on daily circulation, with 30 daily newspapers and approximately 50 non-dailies in 29 markets across the country. Twenty of its daily newspapers were acquired on June 27, 2006 in the Knight Ridder acquisition (the Acquisition)—see Note 2. McClatchy also operates leading local websites and direct marketing operations in each of its markets which complement its newspapers and extend its audience reach in each market. The Company’s newspapers include, among others, The Miami Herald, The Sacramento Bee, the (Fort Worth) Star-Telegram, The Kansas City Star, The Charlotte Observer and The (Raleigh) News & Observer.

McClatchy also has a portfolio of premium digital assets. Its leading local websites offer users information, comprehensive news, advertising, e-commerce and other services. McClatchy owns 14.4% of CareerBuilder LLC (CareerBuilder), the nation’s largest online job site and 25.6% of Classified Ventures LLC (Classified Ventures), a newspaper industry partnership that offers classified websites such as the auto website, cars.com, and the rental website, apartments.com.

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

Concentrations of credit risks—Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. As of December 28, 2008, the Company had $1.3 million of cash balances at financial institutions in excess of federal insurance limits. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company’s concentration of risk with respect to trade accounts receivable.

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

The Company provides an allowance for doubtful accounts as follows (in thousands):

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Balance at beginning of year	$11,416	$12,732	$2,008
Charged to costs and expenses	21,355	12,929	13,029
Amounts written off	(17,516)	(14,245)	(2,305)

Balance at end of year	$15,255	$11,416	$12,732

Inventories are stated at the lower of cost (based principally on the first-in, first-out method) or current market value.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized. Capitalized interest was $0.2 million, $0.5 million and $2.1 million in fiscal 2008, 2007 and 2006, respectively. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

•	5 to 60 years for buildings and improvements

•	9 to 25 years for presses

•	2 to 15 years for other equipment

Equity Investments in Unconsolidated Companies—The Company uses the equity method of accounting for its investments in and earnings or losses of companies that it does not control but over which it does exert significant influence. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 4 for discussion of investments in unconsolidated companies.

Segment reporting—The Company’s primary business is the publication of newspapers and related websites. The Company has three operating segments which it aggregates into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Each segment consists primarily of a group of newspapers reporting to a segment manager.

Goodwill and intangible impairment—The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. The Company performs this testing at its three newspaper operating segments, which are also considered reporting units under SFAS No. 142. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets. The Company’s considers current market capitalization (based upon the recent stock market prices) plus an estimated control premium in determining the reasonableness of the fair value of the reporting units. The Company performed its annual testing in 2008 as of December 28,

2008. In fiscal 2007, the Company determined that it should perform its impairment testing of goodwill as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter, and performed its annual testing at December 30, 2007. See Note 3 for a discussion of the impairment charges taken.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. The Company performed impairment tests on newspaper mastheads as of December 28, 2008 and in fiscal 2007 performed its testing as of September 30, 2007 and December 30, 2007. See Note 3 for a discussion of the impairment charges taken.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) as of December 28, 2008 and in fiscal 2007 performed its testing as of September 30, 2007 and December 30, 2007. No impairment loss was recognized on intangible assets subject to amortization.

Stock-based compensation—Pursuant to SFAS 123(R), beginning in fiscal 2006, all share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan (ESPP), are recognized in the financial statements based on their fair values. At December 28, 2008, the Company had six stock-based compensation plans. Total stock-based compensation expense was $4.1 million, $7.2 million and $7.1 million in fiscal 2008, 2007 and 2006, respectively. See Note 11 for an expanded discussion of stock-based compensation plans.

Income Taxes—The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued penalties are recognized as a component of income tax expense. See Note 7 for an expanded discussion of incomes taxes.

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

Long term debt. The fair value of long term debt is determined based on a number of observable inputs including the current market activity of the Company’s publicly traded notes and bank debt, trends in investor demand and market values of comparable publicly traded debt. At December 28, 2008, the estimated fair value of long term debt was $803.5 million compared to a carrying value of $2.038 billion.

Comprehensive income (loss)—The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity. Such changes relate primarily to valuing its pension liabilities, net of tax effects.

The following table summarizes the changes in other comprehensive income (loss) (in thousands):

	Pre-Tax	Tax	After-Tax
Year Ended December 28, 2008
Pension and post retirement plans:
Unamortized gain	$(539,993)	$215,997	$(323,996)
Prior service credit	(3,778)	1,512	(2,266)
Other comprehensive loss related to equity investments	(8,578)	3,431	(5,147)

	$(552,349)	$220,940	$(331,409)

Year Ended December 30, 2007
Pension and post retirement plans:
Unamortized gain	$86,765	$(34,706)	$52,059
Prior service credit	15,145	(6,058)	9,087
Other comprehensive loss related to equity investments	(2,263)	905	(1,358)

	$99,647	$(39,859)	$59,788

Year Ended December 31, 2006
Minimum pension liability	$(1,038)	$415	$(623)

	$(1,038)	$415	$(623)

Earnings per share (EPS)—Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method. The weighted average anti-dilutive stock options and restricted stock that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were 5,037,421 in fiscal 2008; 3,945,583 in fiscal 2007 and 2,166,088 in fiscal 2006.

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

Business Combinations

In December 2007, the FASB issued Statement No. 141R (SFAS 141R), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles until December 28, 2008. Management expects SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. An estimated $46.4 million of the approximately $74.4 million liability for unrecognized tax benefits as of December 28, 2008 relate to tax positions of acquired entities taken prior to their acquisition by the Company. If recognized, substantially all of the net unrecognized tax benefits would impact the income tax expense in the period of reversal.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures. The Company adopted SFAS 161 on December 29, 2008 and management does not expect this statement to have a material impact on the Company’s disclosures about its financial position or results of operations in 2009.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. Management does not expect the adoption of this FSP to have a material impact to the Company’s financial position or results of operations.

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

$4,633,649

The following table summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company for fiscal 2006 as though the Acquisition had taken place on the first day of each fiscal year (in thousands, except per share amounts):

	2006
Revenues	$2,497,457
Income from continuing operations	$185,570	(1)
Income from continuing operations per diluted share	$2.27

(1)	Includes $18.1 million of income tax benefits related to the Company’s recalculation of its deferred tax liabilities and assets.

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

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper for $530.0 million. The Company received a total income tax benefit of approximately $200.0 million related to the sale. In the first quarter of 2008 approximately $15 million was recouped through reductions to income taxes payable and subsequently in 2008 the remaining $185.0 million was received as an income tax refund. The funds were used to reduce debt.

The results of Star Tribune’s operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented.

Revenues and loss from discontinued operations, net of income taxes, for fiscal 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Revenues	$—	$52,921	$423,058	(3)
Income (loss) from discontinued operations before income taxes (2)	(8,070)	(7,046)	(522,531	) (3)
Income tax benefit (expense)	1,312	(2,358)	183,459

Income (loss) from discontinued operations	$(6,758)	$(9,404)	$(339,072	) (1)

(1)	Includes an after-tax charge of $363.0 million to write down the net assets of the (Minneapolis) Star Tribune newspaper to fair market value based upon its anticipated sales proceeds.
(2)	Includes interest expense allocated to discontinued operations of $1.2 million and $24.2 million in fiscal 2007 and 2006, respectively. No interest expense was allocated to discontinued operations in fiscal 2008.
(3)	Includes revenues of $61.2 million and loss before income taxes of $14.6 million related to the eight divested newspapers owned for periods ranging from two days to 36 days following the closing of the Acquisition.

NOTE 3.    GOODWILL AND NEWSPAPER MASTHEAD IMPAIRMENT

The Company performed its annual impairment testing of goodwill and newspaper mastheads as of December 28, 2008. The fair values of the Company’s reporting units were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions (see Note 1) that management believes were appropriate in the circumstances. The Company considered current market capitalization (based upon the recent stock market prices) plus an estimated control premium in determining the reasonableness of the value of the reporting units. As a result of its testing, the Company recorded an impairment charge related to newspaper mastheads of $59.6 million and had no impairment charge for goodwill in 2008.

Management performed its testing of impairment of goodwill and newspaper mastheads in fiscal 2007 as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter, and also as of December 30, 2007 in its normal year-end testing. The fair values of the Company’s reporting units were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions (see Note 1) that management believed were appropriate in the circumstances. The Company considered current market capitalization (based upon recent stock market prices) plus an estimated control premium in determining the reasonableness of the value of the reporting units. As a result of these processes, the Company recorded impairment charges related to goodwill of $2.57 billion and newspaper masthead impairment charges of $417.1 million in fiscal 2007. A portion of goodwill impairment charge resulted from the accounting treatment of the value of common stock issued in the Acquisition which had resulted in $423.0 million additional goodwill being recorded, as discussed in Note 2.

NOTE 4.    INVESTMENTS IN UNCONSOLIDATED COMPANIES AND LAND HELD FOR SALE

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of December 28, 2008 and December 30, 2007 (dollars in thousands):

Company	% Ownership Interest	December 28, 2008	December 30, 2007
CareerBuilder, LLC	14.4	$217,516	$224,699
Classified Ventures, LLC	25.6	82,642	99,313
SP (general partnership)	—	—	19,455
Seattle Times Company (C-Corporation)	49.5	—	19,310
Ponderay (general partnership)	27	18,349	16,221
Other	Various	4,750	22,276

		$323,257	$401,274

The Company uses the equity method of accounting for a majority of investments.

The Company generated revenue from CareerBuilder, Classified Ventures and ShopLocal, LLC (ShopLocal) products for online listings placed in its markets. It also incurred expense related to the purchase of products and services provided by CareerBuilder, Classified Ventures and ShopLocal, respectively, for the uploading and hosting of online advertising on behalf of the Company’s newspapers’ advertisers.

The following tables summarizes revenues from and expenses incurred for products provided by CareerBuilder, Classified Ventures and ShopLocal in fiscal 2008, 2007 and 2006 (in thousands):

(in thousands)	Career- Builder	Classified Ventures	Shop- Local
2008:
Revenues	$43,580	$37,828	$11,730
Expenses	2,670	11,561	353

2007:
Revenues	$73,583	$31,614	$3,940
Expenses	4,004	9,682	573

2006:
Revenues	$32,294	$15,992	$2,035
Expenses	1,971	6,122	148

As of December 28, 2008 and December 30, 2007, the Company had approximately $8.0 million and $14.4 million, respectively, in amounts payable to CareerBuilder, Classified Ventures, SP and Ponderay.

On June 30, 2008, the Company sold its 15.0% ownership interest in ShopLocal (included in “other” in the table above) for $7.9 million and used the proceeds to reduce debt. In the second fiscal quarter of 2008, the Company reduced its carrying value of ShopLocal to match the sales price.

In fiscal 2008, Classified Ventures identified goodwill impairment at a real estate-related reporting unit and as a result, the Company recognized its portion of the charge related to this write-down. The total non-cash pre-tax charges related to impairments of internet investments, including ShopLocal and Classified Ventures, recorded in fiscal 2008 were $26.5 million.

On March 31, 2008, McClatchy and its partners, affiliates of Cox Enterprises, Inc. and Media General, Inc., completed the sale of SP Newsprint Company (SP), of which McClatchy was a one-third owner. The Company recorded a gain on the transaction of approximately $34.4 million. The Company used the $55 million of proceeds it received from the sale to reduce debt in the second fiscal quarter of 2008 and has $5 million recorded as a long-term receivable which is collateralized by cash in escrow.

The Company has an annual purchase commitment for 149,160 metric tons of newsprint from SP. The Company is required to purchase 56,800 metric tons of newsprint of annual production from Ponderay on a “take-if-tendered” basis at prevailing market prices, until Ponderay’s debt is repaid.

At the end of 2008, the Seattle Times Company (STC) recorded a comprehensive loss related to its retirement plan liabilities. The Company recorded its share of the comprehensive loss in the Company’s comprehensive income (loss) in stockholders’ equity to the extent that it had a carrying value in its investment in STC. As a result, the Company’s investment in STC at December 28, 2008 is zero, and no future income or losses from STC will be recorded until the Company’s carrying value on its balance sheet is restored through future earnings by STC. Accordingly, no significant income or losses are expected to be recorded from this investment in 2009.

During the second fiscal quarter of 2007, the Company expensed $7.8 million as its share of expense recorded by STC to settle certain outstanding legal issues and amend the Joint Operating Agreement relating to STC and The Hearst Corporation’s Seattle newspaper.

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

As part of the Acquisition, the Company acquired 10 acres of land in Miami. Such land was under contract to be sold for gross proceeds of $190.0 million pursuant to a March 2005 sale agreement, the closing of which was subject to resolution of certain environmental and other contingencies. The contract was amended in August 2007 to require closing by December 31, 2008, but with incentives for the buyer to close earlier. The Company recorded a write-down of the value of the land in the third quarter of 2007 to reflect incentives given to the buyer to close the transaction prior to June 30, 2008. The contract was amended on December 30, 2008 and provides for the buyer to close the transaction at the original $190.0 million purchase price by June 30, 2009, however, the buyer has the ability to extend the agreement for an additional six months to December 31, 2009, by further increasing the termination fee payable to McClatchy should the deal fail to close.

The table below presents the summarized financial information for the Company’s investments in unconsolidated companies on a combined basis (dollars in thousands):

	2008	2007
Current assets	$387,833	$412,633
Noncurrent assets	714,059	732,650
Current liabilities	417,281	307,493
Noncurrent liabilities	209,897	224,580
Equity	474,714	613,210

	2008	2007	2006
Net revenues	$1,334,372	$1,299,472	$1,142,572
Operating income (loss)	(52,579)	(111,406)	(4,365)
Net income (loss)	(50,722)	(66,843)	4,265

NOTE 5.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their original weighted-average useful lives consisted of the following (in thousands):

	December 28, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(249,650)	$554,190	14 years
Other	40,066	(29,567)	10,499	8 years

Total	$843,906	$(279,217)	564,689

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387

Total			771,076
Goodwill			1,006,020

Total intangible assets and goodwill			$1,777,096

	December 30, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$817,701	$(205,979)	$611,722	14 years
Other	26,261	(12,342)	13,919	8 years

Total	$843,962	$(218,321)	625,641

Other intangible assets not subject to amortization:
Newspaper mastheads			265,950

Total			891,591
Goodwill			1,042,880

Total intangible assets and goodwill			$1,934,471

Changes in identifiable intangible assets and goodwill in fiscal 2008 consisted of the following (in thousands):

	December 30, 2007	Additions	Impairment Charges/ Adjustments	Amortization Expense	December 28, 2008
Intangible assets subject to amortization:	$843,962	$19	$(75)	$—	$843,906
Accumulated amortization	(218,321)	—	75	(60,971)	(279,217)

	625,641	19	—	(60,971)	564,689
Mastheads and other (1)	265,950	—	(59,563)	—	206,387
Goodwill (2)	1,042,880	—	(36,860)	—	1,006,020

Total	$1,934,471	$19	$(96,423)	$(60,971)	$1,777,096

(1)	See Note 3.
(2)	Relates primarily to revised estimates of deferred income tax assets and liabilities and acquired income tax reserves.

Amortization expense was $61.0 million, $60.5 million and $33.7 million in fiscal 2008, 2007 and 2006, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year	Amortization Expense
2009	$59,312
2010	58,634
2011	57,538
2012	57,368
2013	56,228

NOTE 6.    LONG-TERM DEBT

As of December 28, 2008 and December 30, 2007, long-term debt consisted of the following (in thousands):

	December 28, 2008	December 30, 2007
Term A bank debt, interest at 4.8% and 6.07% at year-end 2008 and 2007, respectively	$550,000	$550,000
Revolving bank debt, interest at 4.5% and 6.02% at year-end 2008 and 2007, respectively	391,700	508,600
Publicly-traded notes:
$31 million 9.875% debentures due in 2009	31,217	207,327
$170 million 7.125% debentures due in 2011	171,404	303,497
$180 million 4.625% debentures due in 2014	161,692	176,180
$400 million 5.750% debentures due in 2017	367,351	363,600
$100 million 7.150% debentures due in 2027	91,607	91,162
$300 million 6.875% debentures due in 2029	272,805	271,461

Total debt	2,037,776	2,471,827
Less current portion	—	—

Long-term debt	$2,037,776	$2,471,827

The publicly-traded notes are stated net of unamortized discounts and premiums (totaling to discounts of $84.9 million and $86.8 million as of December 28, 2008 and December 30, 2007, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006 Acquisition date. The notes due in 2009 are expected to be refinanced on a long-term basis by drawing on the Company’s revolving credit facility and accordingly, were included in long-term debt as of December 28, 2008.

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

On June 27, 2006, McClatchy borrowed $2.2 billion under the Term A loan and $876.0 million under the revolving credit facility to complete the Acquisition. Also in connection with the Acquisition, the Company assumed $1.9 billion of debt from Knight Ridder, including $1.6 billion in publicly traded bonds. The bonds were valued at $1.5 billion as of June 27, 2006.

The Company has subsequently repaid a substantial amount of debt from assets sales and operating cash flows, including the sales of the 12 former Knight Ridder newspapers divested and the sale of the (Minneapolis) Star Tribune (See Note 2 above). On November 1, 2007 the Company retired $100.0 million of public notes due in 2007 by drawing on its revolving credit facility.

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

In the second half of fiscal 2008, the Company purchased $19 million aggregate principal of its outstanding debt securities maturing in 2009 in the open market for $17.7 million in cash obtained from its revolving credit facility and recorded a pre-tax gain of $1.5 million. The gain includes the write-off of approximately $0.2 million of net unamortized premiums related to these securities.

On March 28, 2008 and September 26, 2008, respectively, the Company entered into agreements to amend the Credit Agreement giving the Company additional flexibility in its bank covenants and amending other terms as described below. Pursuant to the latest amendment, the revolving credit facility was reduced to $600 million on September 26, 2008 (to a total facility of $1.150 billion); a further reduction of $125 million is required upon sale of the Miami land; and a reduction of $25 million will be made on December 31, 2009. The Company wrote off $3.7 million of deferred financing costs in connection with the amendments, which were recorded in interest expense in 2008.

A total of $111.8 million was available under the revolving credit facility at December 28, 2008, all of which could be borrowed under the Company’s current leverage covenant and trailing operating cash flow (as defined in the Credit Agreement). On January 8, 2009, letters of credit totaling $47.2 million expired increasing the amount available under the revolving credit facility to approximately $159.0 million.

Based upon the amendment, debt under the amended Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 200 basis points to 425 basis points or Bank of America’s prime rate at a spread of 100 basis points to 325 basis points based upon the Company’s total leverage ratio (as defined). A commitment fee for the unused revolving credit is priced at 50 basis points. As of December 28, 2008, the Company pays interest at LIBOR plus 275 basis points on outstanding debt. Based on the expected total leverage ratio as defined in the Credit Agreement, the Company expects to pay interest on its bank debt at the lower of LIBOR plus 350 basis points or prime rate plus 250 basis points as of the date of the filing of its fiscal fourth quarter 2008 compliance certificate with its banks.

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00 through December 28, 2008 and 2.00 to 1.00 thereafter. Quarterly covenants also include a maximum leverage ratio (as defined in the Credit Agreement) of 6.25 to 1.00 from September 28, 2008 to December 28, 2008; 7.00 to 1.00 from March 29, 2009 through September 26, 2010; and 6.25 to 1.00 from and after December 26, 2010. Upon the sale by the Company of the Miami land, the applicable leverage ratio covenant will be reduced by 0.25 times. At December 28, 2008, the Company’s interest coverage ratio (as defined) was 2.99 to 1.00 and its leverage ratio (as defined) was 5.10 to 1.00 and the Company was in compliance with all financial debt covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.

Advertising results declined across the board in fiscal year 2008 and advertising revenues in early 2009 have been slower than 2008. Declining revenues which are not offset by expense savings impact the Company’s interest coverage and leverage ratios. To address the revenue decline the Company implemented two restructuring plans in 2008, and announced additional restructuring in early 2009. If revenue declines continue beyond those currently anticipated, or other unforeseen adverse developments occur, the Company would seek to remain in compliance with debt covenants through further restructuring initiatives.

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

At December 28, 2008, the Company had outstanding letters of credit totaling $96.5 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. On January 8, 2009, letters of credit totaling $47.2 million expired leaving only $49.3 million of letters of credit outstanding.

The following table presents the approximate annual maturities of debt, based upon the Company’s required payments, for the next five years and thereafter (in thousands):

Year	Payments
2009	$30,984
2010	—
2011	1,111,700
2012	—
2013	—
Thereafter	980,000

2,122,684
Less net discount	(84,908)

Total debt	$2,037,776

In September 2008, Moody’s lowered the Company’s corporate credit ratings, as well as its rating on unsecured bonds and its senior bank credit facility and noted that the ratings outlook on the corporate credit rating was negative. In February 2009 S&P took similar actions. Both agencies cited the uncertainty over the extent and duration of the current recession and its impact on the Company’s results in their decisions. The ratings downgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.

The following table summarizes the ratings of the Company’s debt instruments as of the date of filing the Company’s Report on Form 10-K for fiscal 2008:

Debt Ratings
Credit Facility:
S & P	CCC+
Moody’s	Ba2

Bonds:
S & P	CCC-
Moody’s	Caa1

Corp. Family Rating:
S & P	CCC+
Moody’s	B2

NOTE 7.    INCOME TAXES

Income tax provision (benefit) related to continuing operations consist of (in thousands):

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Current:
Federal	$66,682	$94,120	$103,807
State	25,031	20,640	17,565
Deferred:
Federal	(62,349)	(235,880)	(4,748)
State	(10,086)	(35,462)	(29,234)

Income tax provision (benefit)	$19,278	$(156,582)	$87,390

The effective tax rate for continuing operations and the statutory federal income tax rate are reconciled as follows:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Statutory rate	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	4.4%	(0.5)%	3.9%
Impact of change in state apportionment factors	—	—	(6.7)%
Changes in estimates	7.6%	0.2%	—
Accruals related to FIN 48	40.8%	—	—
Goodwill impairment	—	29.7%	—
Other	(0.5)%	0.2%	0.1%

Effective tax rate	87.3%	(5.4)%	32.3%

The components of deferred tax assets and liabilities recorded in the Company’s Consolidated Balance Sheet on December 28, 2008 and December 30, 2007 are (in thousands):

	2008	2007
Deferred tax assets:
Compensation benefits	$327,138	$113,129
State taxes	37,027	3,010
State loss carryovers	16,131	15,698
Other	15,633	7,922

Total deferred tax assets	395,929	139,759
Valuation allowance	(16,131)	(15,698)

Net deferred tax assets	379,798	124,061
Deferred tax liabilities:
Depreciation and amortization	450,302	551,928
Investments in unconsolidated subsidiaries	70,720	94,845
Debt discount	31,707	—
Other	—	6,098

Total deferred tax liabilities	552,729	652,871

Net deferred tax liabilities	$172,931	$528,810

The valuation allowance, which relates to state net operating loss carryovers, increased by $0.4 million and $3.1 million during 2008 and 2007, respectively.

The Company has varying amounts of net operating loss and capital loss carryovers in several states. The net operating losses expire in various years between 2017 and 2028 if not used. The capital loss carryovers will expire in 2012 if not used prior to that time.

As discussed in Note 1, the Company adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease to the Company’s retained earnings of approximately $2.2 million. As of December 28, 2008, the Company had approximately $101.4 million of long-term liabilities relating to uncertain tax positions consisting of approximately $74.4 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $27.0 million in gross accrued interest and penalties. If recognized substantially all of the net unrecognized tax benefits would impact the effective tax rate. It is reasonably possible that a reduction of up to $11.3 million of unrecognized tax benefits may occur within the next 12 months as a result of the closure of certain audits and the expiration of statutes of limitations. Net accrued interest and penalties at December 28, 2008 and December 30, 2007, were approximately $19.1 million and $16.8 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at beginning of fiscal year	$72,557	$74,929
Increases based on tax positions in prior year	12,073	1,626
Decreases based on tax positions in prior year	(659)	(4,968)
Increases based on tax positions in current year	6,699	6,236
Settlements	(6,691)	—
Lapse of statute of limitations	(9,565)	(5,266)

Balance at end of year	$74,414	$72,557

The Company is currently under audit by the Internal Revenue Service for 2006 and 2007, and is under audit by the following jurisdictions and for the years indicated: California for 2006, Minnesota for 2003 through 2006, and Washington DC for 2006. Statutes remain open for federal purposes from 2005 through 2008 and for state purposes from 2003 through 2008.

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

The Company sponsors defined benefit pension plans (retirement plans), which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide the required benefits. The Company made $40.0 million in voluntary contributions to its plans in fiscal 2006 (including $8.5 million to Star Tribune plans). No contributions to the Company’s plans were made in fiscal 2007 or 2008. No contributions to the Company’s qualified plans are currently planned for fiscal 2009.

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

On June 16, 2008, the Company announced plans to reduce its workforce by about 10%, or 1,400 positions, as the Company streamlines its operations and staff size. On September 16, 2008, the Company announced a plan to further reduce its workforce by about 1,150 positions. Through December 28, 2008, the workforce reductions have resulted in severance costs of $44.6 million (largely paid in 2008); pension curtailment losses in certain defined benefit plans of $2.4 million; and a gain in a postretirement plan of $2.2 million.

On February 5, 2009, the Company announced the freezing of its pension plans as of March 31, 2009. Accordingly, the impact of freezing the plan, which is not yet known, will be recorded in the first fiscal quarter of 2009.

The elements of pension costs for continuing operations are as follows (in thousands):

	December 28, 2008	December 30, 2007	December 31, 2006
Service Cost	$30,468	$37,621	$17,832
Interest Cost	100,056	93,976	59,636
Expected return on plan assets	(114,243)	(108,500)	(68,221)
Prior service cost amortization	277	6,907	8,860
Actuarial loss	(2,603)	209	186
Curtailment loss	2,363	—	—

Net pension expense	$16,318	$30,213	$18,293

No material contributions were made to the Company’s multi-employer plans for continuing operations in fiscal 2008, 2007 or 2006.

The Company also provides or subsidizes certain life insurance benefits for employees. The elements of post-retirement expenses for continuing operations are as follows (in thousands):

	December 28, 2008	December 30, 2007	December 31, 2006
Service cost	$49	$853	$485
Interest cost	2,414	3,100	2,172
Actuarial loss	(587)	(35)	—
Prior service cost amortization	(1,171)	(156)	—
Curtailment Gain	(2,299)	—	—

Net post-retirement benefit (credit) expense	$(1,594)	$3,762	$2,657

Expected benefit payments to retirees under the Company’s retirement and post-retirement plans, prior to freezing of plans, over the next ten years are summarized below (in thousands):

	Retirement Plans (1)	Post-retirement Plans
2009	$75,387	$7,282
2010	77,361	6,903
2011	80,238	6,439
2012	83,836	5,807
2013	88,481	5,194
2014-2018	525,326	15,695

Total	$930,629	$47,320

(1)	Largely to be paid from the qualified defined benefit pension plan

The following tables provide reconciliations of the plans’ benefit obligations, fair value of assets, funded status and amounts recognized in the Company’s Consolidated Balance Sheet at December 28, 2008 and December 30, 2007 (in thousands):

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,549,576	$1,554,693	$43,457	$71,593
Service cost	30,468	37,621	49	853
Interest cost	100,056	93,976	2,414	3,100
Plan participants’ contributions	—	—	1,493	1,951
Actuarial (gain)/loss	(42,304)	(68,658)	(2,527)	(9,899)
Gross benefits paid	(75,150)	(65,997)	(6,593)	(9,090)
less: federal subsidy on benefits paid	—	—	—	—
Administrative Expenses	(1,680)	(2,017)	—	—
Plan amendments	859	(42)	—	(15,051)
Curtailments	2,096	—	5,419	—

Benefit obligation, end of year	$1,563,921	$1,549,576	$43,712	$43,457

Accumulated benefit obligation, end of year	$1,495,712	$1,454,445	N/A	N/A

Change in Plan Assets
Fair value of plan assets, beginning of year	$1,377,527	$1,324,092	$—	$—
Actual return on plan assets	(462,342)	114,155	—	—
Employer contribution	7,233	7,294	5,100	7,139
Plan participants’ contributions	—	—	1,493	1,951
Gross benefits paid	(75,150)	(65,997)	(6,593)	(9,090)
Administrative expenses	(1,680)	(2,017)		—

Fair value of plan assets, end of year	$845,588	$1,377,527	$—	$—

Funded Status
Fair value of plan assets	$845,588	$1,377,527	$—	$—
Benefit obligations	(1,563,921)	(1,549,576)	(43,712)	(43,457)

Funded status and amount recognized, end of year	$(718,333)	$(172,049)	$(43,712)	$(43,457)

Amounts recognized in the statement of financial position consist of:
Current liability	$(7,043)	$(6,708)	$(7,282)	$(8,562)
Noncurrent liability	(711,290)	(165,341)	(36,430)	(34,895)

	$(718,333)	$(172,049)	$(43,712)	$(43,457)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	$536,547	$(344)	$(107)	$(3,209)
Prior service cost/(credit)	1,330	1,022	(11,425)	(14,895)

	$537,877	$678	$(11,532)	$(18,104)

As of December 28, 2008 and December 30, 2007, the measurement dates for the plans, assets and related target allocations are as follows (dollars in thousands):

	December 28, 2008	December 30, 2007	2009 Target Allocation
Equity securities	$429,349	$889,755	62%
Debt securities	310,094	419,577	28%
Real estate securities	40,319	30,749	5%
Commodities	28,498	25,385	5%
Cash equivalents and other	37,328	12,061	0%

Plan assets	$845,588	$1,377,527	100%

Prior to its 2008 fiscal year-end, the Company, on behalf of its pension fund, put in a redemption request for all amounts included in an equity investment fund. Subsequent to the request, the Company became aware that there is a regulatory action and criminal charges for securities fraud filed against two principals that operate an investment strategy in which the fund is invested, and accordingly, timing and amount of the pension plan’s redemption are uncertain. The Company has recorded the value of the underlying investment at $15 million based upon the amount the pension plan expects to collect. Any difference between the recorded amount and the actual redemption amounts will result in an adjustment to the Company’s net pension liabilities and other comprehensive loss in its financial statements upon final resolution.

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

The Company’s policy seeks to provide an appropriate level of diversification of assets, as reflected in its target allocations, as well as limits placed on concentrations of equities in specific sectors or industries. It uses a mix of active managers and passive index funds. The Company’s expected return on long-term assets was determined by using projected returns for each asset class, factoring in both passive and active management of funds where appropriate, and developing a weighted average return based upon its target asset allocations as discussed above.

The Company’s discount rate was determined by matching a portfolio long-term, non-callable, high quality bonds to the plans’ projected cash flows and through consultation with the Company’s actuaries.

Weighted average assumptions used for valuing benefit obligations were:

	2008	2007
Discount rate in determining pension benefit obligation	6.52%	6.41%
Discount rate in determining post-retirement obligations	6.22%	5.93%
Rates of salary increase	3.2 to 5.0%	3.2 to 5.0%

Weighted average assumption used in calculating expense:

	2008	2007
Long-term return on assets	8.5%	8.5%
Discount rate in determining pension expense	6.41%	5.97%
Discount rate in determining post-retirement expense	5.93%	5.64%

The plans were revalued as of June 30, 2008 and September 30, 2008 to account for plan curtailments using appropriate discount rates at the time which also impacted pension and post-retirement expenses in fiscal 2008.

The following table summarizes data for pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	December 28, 2008	December 30, 2007
Projected benefit obligation	$1,563,921	$105,847
Accumulated benefit obligation	1,495,712	98,260
Fair value of plan assets	845,588	—

The following table summarizes data for pension plans with projected benefit obligations in excess of plan assets (in thousands):

	December 28, 2008	December 30, 2007
Projected benefit obligation	$1,563,921	$1,549,576
Fair value of plan assets	845,588	1,377,527

For the post-retirement plans, the medical cost trend rates are expected to decline from 8.5% in 2008 to 5.0% by the year 2016. A 1.0% increase in the assumed health care cost trend rate would increase the benefit obligation by $1.7 million. A 1.0% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $1.5 million.

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. The Company’s customary matching contributions to the 401(k) plans were $11.0 million, $13.1 million and $9.5 million in fiscal 2008, 2007 and 2006, respectively. On February 5, 2009 the Company announced that it would temporarily suspend its matching contribution to the 401(k) plans as of March 31, 2009. New deferred compensation plans which include a customary Company match (once reinstated) and a supplemental match which will be tied to growth in operating cash flows (as defined), were implemented in 2009.

In the third quarter of 2007, the Company entered into an agreement with the Pension Benefit Guaranty Corporation (PBGC) to guarantee certain potential pension plan termination liabilities associated with the plans maintained by certain divested newspapers (see Note 2). The guarantee covers any of the plans terminating prior to September 1, 2009 on account of financial distress. The maximum guarantee under each plan is no greater than the termination liability at the time of the divestiture of the plan sponsor, and the liability amount is reduced by contributions made by the plan sponsor going forward and by additional amounts recovered from the plan sponsor in connection with any such termination. PBGC may only seek payment under the guarantee if it has exhausted all reasonable efforts to obtain payment from the current sponsors of the plans. The Company does not believe it will be required to perform under this guarantee given the short duration of the guarantee, and the number of pension plans and plan sponsors involved. The gross amount of potential termination liabilities subject to the guarantee is $126.3 million spread among a number of different plan sponsors and pension plans. The Company recorded an expense in discontinued operations and a corresponding liability of $2.5 million for the fair value of the guarantee. Such liability will be amortized into income of discontinued operations over the remaining term of the guarantee.

NOTE 9.    CASH FLOW INFORMATION

Cash paid during the fiscal 2008, 2007 and 2006 for interest and income taxes were (in thousands):

	2008	2007	2006
Interest paid (net of amount capitalized)	$139,468	$191,003	$92,692
Income taxes paid (net of refunds)	$(168,054)	$34,842	$904,803

Net cash provided (used) by operating activities of discontinued operations are summarized below (in thousands):

	2008	2007	2006
Loss from discontinued operations	$(6,758)	$(9,404)	$(339,072)
Reconciliation to net cash provided (used) by discontinued operations:
Write down of net assets held for sale	—	—	565,419
Refund/(payment) of income taxes related to sale of newspapers	190,134	—	(690,300)
Depreciation and amortization	—	—	17,556
Deferred taxes related to newspaper held for sale	—	5,310	(214,298)
Change in control payments to former Knight Ridder Employees	—	—	(92,960)
Changes in assets and liabilities and other, net	4,191	8,308	(50,418)

Net cash provided (used) by operating activities of discontinued operations	$187,567	$4,214	$(804,073)

Cash provided (used) by investing activities of discontinued operations are summarized below (in thousands):

	2007	2006
Proceeds from sale of 12 newspapers	$—	$1,990,269
Proceeds from sale of newspaper	522,922	—
Purchases of property, plant and equipment	(4,837)	(14,083)

Net cash provided by investing activities of discontinued operations	$518,085	$1,976,186

No cash was provided or used by investing activities of discontinued operations in fiscal 2008.

In fiscal 2006, the Company’s non-cash investing and financing activities consisted of the issuance of Class A common stock of $1.8 billion and the assumption of $1.9 billion of long-term debt in connection with the Acquisition.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

The Company has purchase obligations primarily related to printing outsource agreements and capital expenditures for property, plant and equipment expiring at various dates through 2028, totaling $76.6 million.

The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through July 2019. Total rental expense from continuing operations amounted to $16.8 million in fiscal 2008, $14.9 million in fiscal 2007 and $9.1 million in fiscal 2006. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses.

Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):

Year	Amount
2009	$14,741
2010	12,994
2011	9,664
2012	7,450
2013	6,982
Thereafter	19,894

Total	$71,725

The Company has subleased office space to other companies under noncancellable agreements which expire at various dates through 2015. As of December 28, 2008, aggregate minimum sublease rental payments to be received through 2015 were $2.5 million. The Company’s minimum lease payments presented above have not been reduced by minimum sublease rental payments to be received. Sublease income from operating leases totaled $788,000, $388,000 and $77,000 in fiscal 2008, 2007 and fiscal 2006, respectively.

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

In early 2009 various newspapers formerly owned by the Company filed for Bankruptcy under Chapter 11 of the Bankruptcy Code. Certain amounts owed to the Company by these former newspapers may no longer be collectible and as a result, the Company has recorded reserves related to such amounts, net of taxes, of $5.3 million in discontinued operations. Also, for fiscal year 2009 the Company will reevaluate the guarantees of up to $77.0 million made to the PBGC (see Note 8) related to pension plans maintained by certain of these newspapers to take into account any actions proposed to be taken or taken under the relevant plans of reorganization or by the Bankruptcy Court or the PBGC in connection with the pension plans of the relevant newspapers. Currently the Company does not believe that there is a liability that it can reliably estimate and is probable of payment related to such guarantees.

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

At December 28, 2008, the Company has six stock-based compensation plans, which are described below. The Company applied APB Opinion 25 and related interpretations in accounting for its plans in fiscal 2005 and prior years. The Company has adopted SFAS No. 123(R) for its stock plans effective December 26, 2005, the first day of fiscal 2006 (see Note 1).

The Company’s Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 4,625,000 shares of Class A Common Stock for issuance to employees. Eligible employees may purchase shares at 85% of “fair market value” (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 28, 2008, a total of 2,061,708 shares of Class A Common Stock have been issued under the Purchase Plan.

The Company has two stock option plans which reserve 4,062,500 Class A Common shares for issuance to key employees—the 1994 and 1997 plans (Employee Plans). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A Common Stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative for option grants made under these plans. The 1994 plan (which has 1,427,700 outstanding grants at December 28, 2008) expired in January 2004 and has been replaced by the 2004 stock incentive plan (see the discussion below).

The Company’s two amended and restated stock option plans for outside directors (the 1990 Stock Option Plan and the 2001 Director Plan, together the Directors’ Plans) provide for the issuance of up to 687,500 shares of Class A Common Stock. Under these plans each non-employee director is granted, at the conclusion of each regular annual meeting of stockholders, an option to purchase shares of Class A Common Stock at fair market value on the date of the grant. In 2006 and 2005, each such director was granted an option to purchase 3,000 shares of Class A Common Stock. In 2007, each director was granted 1,200 shares of Class A Common Stock. Terms of the Directors’ Plans are similar to the terms of the Employee Plans. No options or shares were granted in 2008 under these plans.

The Company has a stock incentive plan (the 2004 plan) which reserves 9,000,000 Class A Common shares for issuance to key employees and outside directors. Terms of the 2004 plan are similar to the Employee and Directors’ Plans, except that the 2004 plan permits the following type of incentive awards in addition to stock options and stock appreciation rights: restricted stock, unrestricted stock, stock units and dividend equivalent rights.

Beginning in fiscal 2005, the Company awarded stock-settled stock appreciation rights (SARs) in lieu of stock options. The SARs were granted at fair market value, have a ten-year term and vest in four equal annual installments beginning on March 1 following the year for which the award was made.

Outstanding options and SARs are summarized as follows:

	Options/ SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 25, 2005	3,248,700	$55.60	$20,767
Granted	906,000	$42.75
Exercised	(32,375)	$36.34	$510
Forfeited	(58,250)	$63.54

Outstanding December 31, 2006	4,064,075	$52.78	$4,857
Granted	1,468,000	$13.86
Exercised	(69,625)	$26.55	$752
Forfeited	(124,000)	$61.12
Expired	(261,650)	$55.77

Outstanding December 30, 2007	5,076,800	$41.53	$—
Granted	1,787,000	$1.88
Exercised	—	$—
Forfeited	(134,625)	$30.63
Expired	(171,825)	$40.76

Outstanding December 28, 2008	6,557,350	$30.97	$—

Vested and Expected to Vest December 28, 2008	6,235,379	$32.06	$—

Options exercisable:
December 31, 2006	1,908,325		$4,166
December 30, 2007	2,100,175		$—
December 28, 2008	2,561,725		$—

As of December 28, 2008, there were $5.2 million of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s plans. The cost is expected to be recognized over a weighted average period of 1.8 years.

The following tables summarize information about stock options and SARs outstanding in the stock plans at December 28, 2008:

Range of Exercise Prices	Options/ SARs Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$ 1.70 – $ 1.70	1,747,000	9.97	$1.70	—	$—
$ 9.07 – $40.38	1,860,400	6.97	$19.56	455,400	$38.15
$40.88 – $59.09	2,026,450	5.59	$49.55	1,271,950	$51.17
$59.58 – $73.36	923,500	4.93	$68.56	834,375	$68.30

$ 1.70 – $73.36	6,557,350	7.06	$30.97	2,561,725	$54.43

The weighted average remaining contractual life on options exercisable at December 28, 2008 was 4.1 years. The weighted average remaining contractual life of options vested and expected to vest at December 28, 2008 was 6.9 years. The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees. The expected dividend yield is based on historical dividends declared per year, giving consideration for any anticipated change and the estimated stock price over the expected life of the options based on historical experience. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life for shares granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2008	2007	2006
Expected life in years	5.99	5.38	5.33
Dividend yield	NIL	3.46	1.73
Volatility	0.45	0.21	0.19
Risk-free interest rate	1.59%	3.36%	4.48%
Weight average exercise price of options/SARs granted	$1.88	$13.86	$42.75
Weighted average fair value of options/SARs granted	$0.78	$2.20	$9.08

The Company also offers eligible employees the option to purchase Class A Common Stock under its ESPP. The expense associated with the plan is computed using a Black-Scholes option valuation model with similar assumptions to those described for stock options, except that volatility is computed using a one-year look back given the short-term nature of this option. Expense associated with the ESPP is included in the stock-related compensation discussed in Note 1.

The Company issued a total of 65,000 shares of restricted Class A Common Stock to its Chief Executive Officer. In 2005 and 2006, the Company awarded restricted stock grants in the amount of 40,000 shares and 25,000 shares, respectively. The 2005 grant was subject to service-based vesting on January 25, 2009, and further subject to achievement of certain operating income levels as of the potential vesting date. Based on the vesting criteria, 50% of the shares granted, or 20,000 shares, vested on January 25, 2009. The remaining 20,000 shares were forfeited. The 2006 grant is subject to service-based vesting and vesting based on the achievement of certain operating income levels over four years beginning on January 24, 2007. For the 2006 grant, there is a further opportunity to continue to vest in any portion of an installment that does not vest on the original vesting date if certain performance criteria are satisfied on the next applicable vesting date. Based on the vesting requirements for the 2006 grant, the full 25% installment of this grant (6,250 shares) vested on each of January 24, 2007 and January 24, 2008 (2008 shares valued at $67,525 on the date of vesting). However, as a result of the performance criteria, only 50% (3,125 shares) of the 6,250 shares subject to vesting on January 24, 2009 actually vested. The remaining 3,125 shares in that installment are subject to vesting, along with the last 25% installment (6,250 shares) of the total grant, on January 24, 2010. As of December 28, 2008, a total of 52,500 shares of restricted stock remain outstanding and unvested, however as of January 27, 2009, only 9,375 remain outstanding and unvested.

NOTE 12.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company’s business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the holiday seasons. The first quarter is historically the slowest quarter for revenues and profits. The Company’s quarterly results are summarized as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter (1)	4th Quarter (2)
2008
Net revenues	$488,283	$489,683	$451,620	$470,870
Operating income	56,734	43,715	40,637	20,516
Income (loss) from continuing operations	(993)	20,051	4,167	(20,418)
Income (loss) from discontinued operations	144	(386)	67	(6,758)
Income (loss) from continuing operations per common share	(0.01)	0.24	0.05	(0.25)
Income (loss) from discontinued operations per common share	—	—	—	(0.08)

2007
Net revenues	$566,558	$580,027	$540,344	$573,434
Operating income (loss)	87,388	117,381	(1,336,845)	(1,433,876)
Income from continuing operations	14,513	34,531	(1,345,187)	(1,430,466)
Income (loss) from discontinued operations	(5,483)	705	(1,546)	(3,080)
Income (loss) from continuing operations per common share	0.18	0.42	(16.40)	(17.42)
Income (loss) from discontinued operations per common share	(0.07)	0.01	(0.02)	(0.04)

(1)	Includes goodwill and masthead impairment of $1.4 billion in 2007. See Note 3.
(2)	Includes masthead impairment of $59.6 million in 2008 and $1.6 billion of goodwill and masthead impairment in 2007. See Note 3.

Discontinued operations for all periods reflect the results of the (Minneapolis) Star Tribune newspaper.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our last fiscal quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 28, 2008.

The McClatchy Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears on page 37.

ITEM 9B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions “Nominees for Class A Directors,” “Nominees for Class B Directors” and “Other Executive Officers” under the heading “Election of Directors” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

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

Codes of Conduct—The Board of Directors of McClatchy has adopted a Code of Ethics for Senior Officers for the Company’s senior financial and accounting officers and the CEO. In addition, the Board has adopted a Code of Business Conduct and Ethics for all officers, directors and employees. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Officers are available on the Company’s website at www.mcclatchy.com and are also available in print to any shareholder requesting copies by sending an email to our investor relations department at elintecum@mcclatchy.com. The Company will disclose on its website when there have been any waivers of, or amendments to, the Code of Ethics for Senior Officers.

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

The information (including tables and footnotes) contained under the headings “Director Compensation” and “Executive Compensation,” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Principal Shareholders” and under the sub-heading “Securities Authorized for Issuance Under Equity Compensation Plans” of the section entitled “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Certain Relationships and Related Transactions” and under subheading “Board Independence” of the section entitled “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the headings “Fees Billed to McClatchy by Deloitte & Touche LLP” and “Audit Committee Pre-Approval Policy” under the section entitled “Ratification of Deloitte & Touche LLP as McClatchy’s Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)&(c)	Financial Statements and Financial Statement Schedules filed as a part of this Report are listed in the Index to Financial Statements and Financial Statement Schedules on page 36 hereof.

(b)	Exhibits filed as part of this Report are listed in the Exhibit Index beginning on page 76 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McClatchy Company

By:	/s/ GARY B. PRUITT
Gary B. Pruitt, Chairman, President and Chief Executive Officer

Date  February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ GARY B. PRUITT
Gary B. Pruitt, Chairman of the Board, President, Chief Executive Officer and Director

Date: February 26, 2009

Principal Financial Officer:

By:	/s/ PATRICK J. TALAMANTES
Patrick J. Talamantes, Vice President, Finance and Chief Financial Officer

Date: February 26, 2009

Principal Accounting Officer:

By:	/s/ HAI NGUYEN
Hai Nguyen, Controller

Date: February 26, 2009

Directors:

By:	/s/ ELIZABETH BALLANTINE
Elizabeth Ballantine, Director

Date: February 26, 2009

By:	/s/ LEROY BARNES, JR.
Leroy Barnes, Jr., Director

Date: February 26, 2009

By:	/s/ WILLIAM K. COBLENTZ
William K. Coblentz, Director

Date: February 26, 2009

Directors (continued):

By:	/s/ MOLLY MALONEY EVANGELISTI
Molly Maloney Evangelisti, Director

Date: February 26, 2009

By:	/s/ KATHLEEN FOLEY FELDSTEIN
Kathleen Foley Feldstein, Director

Date: February 26, 2009

By:	/s/ R. LARRY JINKS
R. Larry Jinks, Director

Date: February 26, 2009

By:	/s/ JOAN F. LANE
Joan F. Lane, Director

Date: February 26, 2009

By:	/s/ BROWN MCCLATCHY MALONEY
Brown McClatchy Maloney, Director

Date: February 26, 2009

By:	/s/ KEVIN S. MCCLATCHY
Kevin S. McClatchy, Director

Date: February 26, 2009

By:	/s/ WILLIAM MCCLATCHY
William McClatchy, Director

Date: February 26, 2009

By:	/s/ THEODORE R. MITCHELL
Theodore R. Mitchell, Director

Date: February 26, 2009

By:	/s/ S. DONLEY RITCHEY
S. Donley Ritchey, Director

Date: February 26, 2009

By:	/s/ FREDERICK R. RUIZ
Frederick R. Ruiz, Director

Date: February 26, 2009

TABLE OF EXHIBITS

Exhibit	Description
2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company’s Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed July 28, 2008.

10.1*	Credit Agreement dated June 27, 2006 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.2*	Amendment No. 1 to Credit Agreement dated March 28, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 99.1 in the Company’s Current Report on Form 8-K filed April 2, 2007.

10.3*	Amendment No. 2 to Credit Agreement dated July 30, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed July 31, 2007.

10.4*	Amendment No. 3 to Credit Agreement dated March 28, 2008 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed March 31, 2008.

10.5*	Amendment No. 4 to Credit Agreement dated as of September 26, 2008 by and among The McClatchy Company, the lenders under its Credit Agreement dated June 27, 2006, and amended on March 28, 2007, July 19, 2007, and March 28, 2008 (the “Credit Agreement”) by and among The McClatchy Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and other lenders thereto and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.6*	Amended and Restated Guaranty dated as of September 26, 2008 executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement, included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.7*	Security Agreement dated as of September 26, 2008 executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent, included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.8*	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company’s Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.9*	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.10*	Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 26, 2006.

Exhibit	Description
10.11*	Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.23 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending July 1, 2007.

10.12*	Amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.24 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending July 1, 2007.

10.13*	Third Amendment to Contract for Purchase and Sale of Real Property dated as of December 30, 2008, by and between The McClatchy Company, a Delaware corporation, Richwood, Inc., a Florida corporation, and Citisquare Group, LLC, a Florida limited liability company included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on January 5, 2009.

**10.14*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 30, 2000.

**10.15*	The Company’s Amended and Restated CEO Bonus Plan, included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.16*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.17*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.18*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s 2002 Report on Form 10-K.

**10.19*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.20*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Report on Form 10-K.

**10.21*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.22*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company’s 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s 2007 Report on Form 10-K.

**10.23*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 29, 2008.

**10.24*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.25*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 28, 2005.

**10.26*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company’s 2003 Form 10-K.

**10.27*	Second Amendment to Amended and Restated Employee Agreement for Mr. Pruitt included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

Exhibit	Description
**10.28*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

**10.29*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s 2002 Report on Form 10-K.

**10.30*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007 included as Exhibit 10.16 to the Company’s 2006 Report on Form 10-K.

**10.31*	The Company’s Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company’s 2005 Report on Form 10-K.

**10.32*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007 included as Exhibit 10.18 to the Company’s 2006 Report on Form 10-K.

**10.33*	The Company’s Amended and Restated Employee Stock Purchase Plan, included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.34*	The McClatchy Company Benefit Restoration Plan included as Exhibit 10.3 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.35*	The McClatchy Company Bonus Recognition Plan included as Exhibit 10.4 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

12	Computation of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors