Form 10-Q
period 2009-05-07
MCCLATCHY CO
filed 2009-05-07
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 29, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824

(Exact name of registrant as specified in its charter)

Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

916-321-1846
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ] Yes      [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes      [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]     Accelerated filer [ X ]
Non-accelerated filer   [   ] (Do not check if smaller reporting company)
Smaller reporting company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).
[ ]	Yes	[X]	No
 As of May 5, 2009, the registrant had shares of common stock as listed below outstanding:
Class A Common Stock	58,594,096
Class B Common Stock	25,050,962

THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

ASSETS	March 29,	December 28,
CURRENT ASSETS:	2009	2008
Cash and cash equivalents	$36,618	$4,998
Trade receivables – (less allowance of $16,452 in 2009 and $15,255 in 2008 )	178,772	243,700
Other receivables	15,304	16,544
Newsprint, ink and other inventories	43,464	49,301
Deferred income taxes	29,087	29,084
Prepaid income taxes	133	-
Income tax refund	10,423	11,451
Land and other assets held for sale	182,128	182,566
Other current assets	20,179	19,085
	516,108	556,729
PROPERTY, PLANT AND EQUIPMENT:
Land	199,667	199,584
Building and improvements	390,877	390,890
Equipment	821,392	823,466
Construction in progress	5,730	5,071
	1,417,666	1,419,011
Less accumulated depreciation	(592,573)	(576,134)
	825,093	842,877
INTANGIBLE ASSETS:
Identifiable intangibles - net	756,246	771,076
Goodwill	1,006,020	1,006,020
	1,762,266	1,777,096

INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	318,816	323,257
Other assets	15,987	22,247
	334,803	345,504
TOTAL ASSETS	$3,438,270	$3,522,206

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED) - Continued
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 29,	December 28,
CURRENT LIABILITIES:	2009	2008
Accounts payable	$47,585	$68,336
Accrued compensation	89,375	85,583
Income taxes payable	9,820	46,562
Unearned revenue	83,472	81,091
Accrued interest	17,814	22,107
Accrued dividends	7,474	7,431
Other accrued liabilities	35,273	36,481
	290,813	347,591

NON-CURRENT LIABILITIES:
Long-term debt	2,053,947	2,037,776
Deferred income taxes	221,771	202,015
Pension and postretirement obligations	701,743	747,720
Other long-term obligations	135,873	134,675
	3,113,334	3,122,186
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares, issued
58,036,470 in 2009 and 57,520,445 in 2008	580	575
Class B - authorized 60,000,000 shares,
issued 25,050,962 in 2009 and 2008	251	251
Additional paid-in capital	2,204,413	2,203,776
Accumulated deficit	(1,874,706)	(1,829,717)
Treasury stock, 37,902 shares in 2009 and 5,264 shares in 2008 at cost	(153)	(144)
Accumulated other comprehensive loss	(296,262)	(322,312)
	34,123	52,429
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,438,270	$3,522,206

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) (In thousands, except per share amounts)
	Three Months Ended
	March 29,	March 30,
	2009	2008
REVENUES - NET:
Advertising	$284,689	$404,023
Circulation	68,480	67,864
Other	12,456	16,396
	365,625	488,283
OPERATING EXPENSES:
Compensation	183,308	218,853
Newsprint and supplements	54,376	60,458
Depreciation and amortization	34,377	36,382
Other operating expenses	104,426	115,856
	376,487	431,549

OPERATING INCOME (LOSS)	(10,862)	56,734

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(33,921)	(45,277)
Interest income	31	96
Equity losses in unconsolidated companies - net	(3,130)	(13,124)
Other - net	(101)	914
	(37,121)	(57,391)
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(47,983)	(657)
INCOME TAX (BENEFIT) PROVISION	(10,259)	336
LOSS FROM CONTINUING OPERATIONS	(37,724)	(993)

INCOME FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES	209	144

NET LOSS	$(37,515)	$(849)

NET LOSS PER COMMON SHARE:
Basic:
Loss from continuing operations	$(0.45)	$(0.01)
Income from discontinued operations	-	-
Net loss per share	$(0.45)	$(0.01)

Diluted:
Loss from continuing operations	$(0.45)	$(0.01)
Income from discontinued operations	-	-
Net loss per share	$(0.45)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	83,020	82,177
Diluted	83,020	82,177
See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended
	March 29,	March 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(37,724)	$(993)
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	34,377	36,382
Employee benefit expense	2,355	6,097
Stock compensation expense	291	1,345
Equity loss in unconsolidated companies	3,130	13,124
Write-off of deferred financing costs	-	3,383
Other	3,187	1,734
Changes in certain assets and liabilities:
Trade receivables	64,928	52,825
Inventories	5,837	(8,619)
Other assets	267	(4,409)
Accounts payable	(20,877)	(20,080)
Accrued compensation	3,792	(12,278)
Income taxes	(27,371)	12,951
Other liabilities	(4,177)	4,078
Net cash provided by operating activities of continuing operations	28,017	85,540
Net cash used by operating activities of discontinued operations	(7,051)	(186)
Net cash provided by operating activities	20,966	85,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,837)	(4,754)
Equity investments	(23)	(735)
Proceeds from sale of investments	5,000	-
Other - net	1,223	34
Net cash provided (used) by investing activities of continuing operations	3,363	(5,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayments) of revolving bank debt	14,380	(76,052)
Payment of financing costs	-	(3,346)
Payment of cash dividends	(7,431)	(14,789)
Other - principally stock issuances	342	797
Net cash provided (used) by financing activities	7,291	(93,390)

NET CHANGE IN CASH AND CASH EQUIVALENTS	31,620	(13,491)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,998	25,816
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,618	$12,325

OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$24,734	$(13,143)
Interest (net of capitalized interest)	$32,194	$35,809
See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

				Retained	Accumulated
			Additional	Earnings	Other
	Par Value		Paid-In	(Accumulated	Comprehensive	Treasury
	Class A	Class B	Capital	Deficit)	(Loss) Income	Stock	Total
BALANCES, DECEMBER 28, 2008	$575	$251	$2,203,776	$(1,829,717)	$(322,312)	$(144)	$52,429
Net loss				(37,515)			(37,515)
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain/prior service credit					26,944		26,944
Other comprehensive loss related to investments in unconsolidated companies					(894)		(894)
Other comprehensive income							26,050
Total comprehensive loss							(11,465)
Dividends declared ($.09 per share)				(7,474)			(7,474)
Issuance of 516,025 Class A shares under stock plans	5		346				351
Stock compensation expense			291				291
Purchase of 32,638 shares of treasury stock						(9)	(9)
BALANCES, MARCH 29, 2009	$580	$251	$2,204,413	$(1,874,706)	$(296,262)	$(153)	$34,123

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the Company) is the third largest newspaper company in the United States based upon daily circulation, with 30 daily newspapers and approximately 50 non-dailies in 29 markets across the country.  McClatchy also operates leading local websites and direct marketing operations in each of its markets which complement its newspapers and extend its audience reach in each market.  The Company’s newspapers include, among others, The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The News & Observer (Raleigh).

McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder LLC, the nation’s largest online job site, 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as: the auto website, cars.com: and the rental site, apartments.com and 33.3% of HomeFinder, LLC which operates the online real estate website HomeFinder.com. McClatchy is listed on the New York Stock Exchange under the symbol MNI.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring items) to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 28, 2008.

Stock-based compensation - All share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan, are recognized in the financial statements based on their fair values.  At March 29, 2009, the Company had six stock-based compensation plans.  Total stock-based compensation expense from continuing operations was $0.3 million and $1.3 million for the first fiscal quarter of 2009 and 2008, respectively.

Income Taxes - The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  Penalties are recognized as a component of income tax expense.  There have been no significant changes to the Company’s unrecognized tax benefits in the first quarter of 2009.

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity.  The following table summarizes the composition of total comprehensive income (loss) (in thousands):
	For the Three Months Ended
	March 29, 2009	March 30, 2008
Net loss	$(37,515)	$(849)
Pension amortization from other comprehensive income, net of tax	26,944	91
Other comprehensive loss related to equity investments	(894)	(2,820)
Total comprehensive loss	$(11,465)	$(3,578)

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method.  The weighted average anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for first fiscal quarter of 2009 and 2008 were 6,511,090 and 5,066,965, respectively.

New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued Statement No. 141 (revised 2007) (SFAS 141(R)), Business Combinations.  SFAS 141(R) established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  The adoption of SFAS 141(R) had no material impact to the Company’s financial position or results of operations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Additionally, SFAS 160 requires expanded disclosures in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company adoption of SFAS 160 in fiscal 2009 had no impact to the Company’s financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures. The Company adopted SFAS 161 on December 29, 2008 and the statement had no impact on its disclosures in its consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited.  The Company adopted EITF 03-6-1 on December 29, 2008 and its adoption had no material impact on its financial position or results of operations.

NOTE 2.   INVESTMENTS IN UNCONSOLIDATED COMPANIES

The following is the Company's ownership interest and investment in unconsolidated companies and joint ventures as of March 29, 2009 and December 28, 2008 (dollars in thousands):

Company	% Ownership Interest	March 29, 2009	December 28, 2008
CareerBuilder, LLC	14.4	$214,130	$217,516
Classified Ventures, LLC	25.6	74,320	82,642
Seattle Times Company (C-Corporation)	49.5	-	-
HomeFinder, LLC	33.3	6,804	-
Ponderay (general partnership)	27.0	18,845	18,349
Other	Various	4,717	4,750
		$318,816	$323,257

The Company uses the equity method of accounting for a majority of investments.

HomeFinder, LLC, formerly a division of Classified Ventures, LLC (CV), operates the real estate website HomeFinder.com. It was spun-off in the first quarter of 2009 into a separate limited liability corporation in which the Company has a one-third ownership. The carrying value of the Company’s investment in HomeFinder primarily represents its proportionate ownership of HomeFinder which was previously reflected in the Company’s value of CV.

On March 31, 2008, McClatchy and its partners, affiliates of Cox Enterprises, Inc. and Media General, Inc., completed the sale of SP Newsprint Company (SP), of which McClatchy was a one-third owner.  The Company recorded a gain on the transaction of approximately $34.3 million.  The Company used the $55 million of proceeds it received from the sale to reduce debt in the second fiscal quarter of 2008 and received $5 million of proceeds on March 2, 2009 that had been recorded as a long-term receivable, which was used to reduce debt.

At the end of 2008, the Seattle Times Company (STC) recorded a comprehensive loss related to its retirement plan liabilities. The Company recorded its share of the comprehensive loss in the Company’s comprehensive income (loss) in stockholders’ equity to the extent that it had a carrying value in its investment in STC. As a result, the Company’s investment in STC at December 28, 2008 was zero, and no future income or losses from STC will be recorded until the Company’s carrying value on its balance sheet is restored through future income by STC. Accordingly, no amounts were recorded from this investment in the first fiscal quarter of 2009.

NOTE 3. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following (in thousands):
	March 29, 2009
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(264,029)	$539,811	14 years
Other	40,066	(30,018)	10,048	8 years
Total	$843,906	$(294,047)	549,859

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			756,246
Goodwill			1,006,020
Total intangible assets and goodwill			$1,762,266

	December 28, 2008
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(249,650)	$554,190	14 years
Other	40,066	(29,567)	10,499	8 years
Total	$843,906	$(279,217)	564,689

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			771,076
Goodwill			1,006,020
Total intangible assets and goodwill			$1,777,096

Amortization expense for continuing operations was $14.9 million and $15.4 million in the first fiscal quarters of 2009 and 2008, respectively. The estimated amortization expense for the remainder of fiscal 2009 and the five succeeding fiscal years is as follows (in thousands):

Amortization
Year	Expense

2009 (remaining)	$44,482
2010	58,639
2011	57,538
2012	57,363
2013	56,223
2014	51,745

NOTE 4.   LONG-TERM DEBT

As of March 29, 2009 and December 28, 2008, long-term debt consisted of the following (in thousands):

	March 29, 2009	December 28, 2008
Term A bank debt, interest of 4.0% at March 29, 2009 and 4.8% at December 28, 2008	$550,000	$550,000
Revolving bank debt, interest of 4.0% at March 29, 2009 and 4.5% at December 28, 2008	406,080	391,700
Publicly traded notes:
$31 million 9.875% debentures due in 2009	30,984	31,217
$170 million 7.125% debentures due in 2011	171,259	171,404
$180 million 4.625% debentures due in 2014	162,475	161,692
$400 million 5.750% debentures due in 2017	368,289	367,351
$100 million 7.150% debentures due in 2027	91,718	91,607
$300 million 6.875% debentures due in 2029	273,142	272,805
Total long-term debt	$2,053,947	$2,037,776

The publicly-traded notes are stated net of unamortized discounts and premiums (totaling to discounts of $83.1 million and $84.9 million as of March 29, 2009 and December 28, 2008, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006.  The notes due in 2009 were repaid in April 2009 using the Company's revolving credit facility and accordingly, were included in long-term debt as of March 29, 2009.

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

On March 28, 2008 and September 26, 2008, respectively, the Company entered into agreements to amend the Credit Agreement giving the Company additional flexibility in its bank covenants and amending other terms as described below.  Pursuant to the latest amendment, the revolving credit facility was reduced to $600 million on September 26, 2008 (to a total facility of $1.150 billion); a further reduction of $125 million is required upon sale of certain real property located in  Miami (Miami land); and a reduction of $25 million will be made on December 31, 2009. The Company wrote off $3.7 million of deferred financing costs in connection with the amendments, which were recorded in interest expense in 2008.

A total of $144.8 million was available under the revolving credit facility at March 29, 2009, all of which could be borrowed under the Company's current leverage.

Debt under the amended Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 200 basis points to 425 basis points or Bank of America’s prime rate at a spread of 100 basis points to 325 basis points based upon the Company’s total leverage ratio (as defined).  A commitment fee for the unused revolving credit is priced at 50 basis points. As of March 29, 2009, the Company pays interest at LIBOR plus 350 basis points on outstanding debt.

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.00 to 1.00 through maturity of the agreement. Quarterly covenants also include a maximum leverage ratio (as defined in the Credit Agreement) of 7.00 to 1.00 from March 29, 2009 through September 26, 2010 and 6.25 to 1.00 from and after December 26, 2010.    Upon the sale by the Company of the Miami land, the applicable leverage ratio covenant will be reduced by 0.25 times. At March 29, 2009, the Company’s interest coverage ratio (as defined) was 2.80 to 1.00 and its leverage ratio (as defined) was 5.90 to 1.00 and the Company was in compliance with all financial debt covenants.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.

Advertising revenue results declined across the board in fiscal year 2008 and continued to decline in the first fiscal quarter of 2009. Declining revenues which are not offset by expense savings impact the Company’s interest coverage and leverage ratios. To address the revenue decline the Company implemented two restructuring plans in 2008, and began implementing restructuring in early 2009.  If revenue declines continue beyond those currently anticipated, or other unforeseen adverse developments occur, the Company would seek to remain in compliance with debt covenants through further restructuring initiatives.

Substantially all of the Company’s subsidiaries (as defined in the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement.  The Company has granted a security interest to the agent under the Credit Agreement in assets that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the facility but the security interest excludes any land, buildings, machinery and equipment (PPE) and any leasehold interests and improvements with respect to such PPE, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company. In addition, the September 2008 amendment added various requirements for mandatory prepayments of bank debt from certain sources of cash; added limitations on cash dividends allowed to be paid at certain leverage levels; and added and amended other covenants including limitations on additional debt and the ability to retire public bonds early, amongst other changes.

At March 29, 2009, the Company had outstanding letters of credit totaling $49.1 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

The following table presents the approximate annual maturities of debt, based upon the Company's required payments, for the next five years and thereafter (in thousands):

Year	Payments
2009	$30,984
2010	-
2011	1,126,080
2012	-
2013	-
Thereafter	980,000
2,137,064
Less net discount	(83,117)
Total debt	$2,053,947

In February 2009, S&P lowered the Company’s corporate credit ratings, as well as its rating on unsecured bonds and its senior bank credit facility and noted that the ratings outlook on the corporate credit rating was negative. In April 2009, Moody’s took similar actions. Both agencies cited the uncertainty over the extent and duration of the current recession and its impact on the Company’s results in their decisions.  The ratings downgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.

The following table summarizes the ratings of the Company’s debt instruments as of the date of the filing the Company’s Report on Form 10-Q for the quarter ending on March 29, 2009:

Debt Ratings
Credit Facility:
S & P	CCC+
Moody's	B1

Bonds:
S & P	CCC-
Moody's	Caa2

Corp. Family Rating:
S & P	CCC+
Moody's	Caa1

NOTE 5.  EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans), which cover a majority of its employees.  Benefits are based on years of service and compensation.  Contributions to the qualified retirement plan are made by the Company in amounts deemed necessary to provide the required benefits.  No contributions to the Company's retirement plan are currently planned during fiscal 2009.

The Company also has a limited number of supplemental retirement plans to provide key employees with additional retirement benefits.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

On February 5, 2009, the Company announced the freezing of its pension plans as of March 31, 2009. Accordingly, the Company recorded a curtailment gain of $0.7 million in the first fiscal quarter of 2009.

The elements of pension costs for continuing operations are as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Service cost	$3,542	$9,110
Interest cost	23,319	24,876
Expected return on plan assets	(24,226)	(28,322)
Prior service cost amortization	19	50
Actuarial loss	29	90
Curtailment gain	(676)	-
Net pension expense	$2,007	$5,804

No material contributions were made to the Company's multi-employer plans for continuing operations for the three months ended March 29, 2009 and March 30, 2008.

The Company also provides for or subsidizes postretirement healthcare and certain life insurance benefits for employees.  The elements of postretirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Service cost	$-	$28
Interest cost	624	584
Prior service cost	(262)	(313)
Actuarial gain	(14)	(6)
Net postretirement expense	$348	$293

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation.  The Company’s customary matching contributions to the 401(k) plans were $2.5 million and $2.8 million in the first fiscal quarters of 2009 and 2008, respectively.  On February 5, 2009, the Company announced that it would temporarily suspend its matching contribution to the 401(k) plans as of March 31, 2009. A new 401(k) plan which includes a Company match (once reinstated) and a supplemental contribution which will be tied to Company performance (as defined), is expected to be implemented later in 2009.

In the third quarter of 2007, the Company entered into an agreement with the Pension Benefit Guaranty Corporation (PBGC) to guarantee certain potential pension plan termination liabilities associated with the plans maintained by certain divested newspapers. The guarantee covers any of the plans terminating prior to September 1, 2009 on account of financial distress. The maximum guarantee under each plan is no greater than the termination liability at the time of the divestiture of the plan sponsor, and the liability amount is reduced by contributions made by the plan sponsor going forward and by additional amounts recovered from the plan sponsor in connection with any such termination.  PBGC may only seek payment under the guarantee if it has exhausted all reasonable efforts to obtain payment from the current sponsors of the plans. The Company does not believe it will be required to perform under this guarantee given the short duration of the guarantee, and the number of pension plans and plan sponsors involved. The gross amount of potential termination liabilities subject to the guarantee is $126.3 million spread among a number of different plan sponsors and pension plans. The Company recorded an expense in discontinued operations and a corresponding liability of $2.5 million for the fair value of the guarantee.  Such liability will be amortized into income of discontinued operations over the remaining term of the guarantee.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

In early 2009 various newspapers formerly owned by the Company filed for bankruptcy under Chapter 11 of the Bankruptcy Code.  For fiscal year 2009 the Company will monitor and reevaluate the guarantees of up to $77.0 million made to the PBGC (see Note 5) related to pension plans maintained by certain of these newspapers to take into account any actions proposed to be taken or taken under the relevant plans of reorganization or by the bankruptcy court or the PBGC in connection with the pension plans of the relevant newspapers. Currently the Company does not believe that there is a liability that it can reliably estimate and is probable of payment related to such guarantees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The McClatchy Company (the Company) is the third largest newspaper company in the United States, with 30 daily newspapers, approximately 50 non-dailies, and direct marketing and direct mail operations.  McClatchy also operates leading local websites in each of its markets which extend its audience reach. The websites offer users comprehensive news and information, advertising, e-commerce and other services.  Together with its newspapers and direct marketing products, these interactive operations make McClatchy a leading local media company in each of its premium high growth markets.  McClatchy-owned newspapers include, among others, The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The News & Observer (Raleigh).

McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder, the nation’s largest online job site, 25.6% of Classified Ventures, a newspaper industry partnership that offers two of the nation’s premier classified websites: the auto website, cars.com, and the rental site, apartments.com and 33.3% of HomeFinder, LLC which operates the online real estate website HomeFinder.com. McClatchy is listed on the New York Stock Exchange under the symbol MNI.

The Company's primary source of revenue is print and digital advertising, which accounted for 77.9% of the Company's revenue for the first quarter of 2009.  While percentages vary from year to year and from newspaper to newspaper, classified advertising has steadily decreased as a percentage of total advertising revenues primarily in the employment and real estate categories and to a lesser extent the automotive category.  Classified advertising as a percentage of total advertising revenues has declined to 28.6% in the first quarter of 2009 compared to 34.7% in the first quarter of 2008 and 39.6% in the first quarter of 2007, primarily as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand from print to digital products.

While revenues from retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) have decreased year over year, retail advertising has steadily increased as a percentage of total advertising up to 51.9% in the first quarter of 2009 compared to 47.2% in the first quarter of 2008 and 43.2% in the first quarter of 2007.

National advertising as a percentage of total advertising revenue remained relatively similar year over year and contributed 9.7% of total advertising revenue in the first quarter of 2009.  Direct marketing and other advertising made up the remainder of the Company's advertising revenues in the first quarter of 2009.

While included in the revenues above, all categories of digital advertising are performing better than print advertising.  In total, revenues from digital advertising decreased 4.7% in the first quarter of 2009 compared to the first quarter of 2008 while print advertising declined 32.7% over the same periods.  However, employment advertising, which has been negatively affected by the economic downturn, is down substantially in both print and digital.  Excluding employment advertising, digital advertising grew 28.7% in the first fiscal quarter of 2009 compared to the first fiscal quarter of 2008.  Also, digital advertising represented 15.3% of total advertising, up from 11.3% of total advertising for the first quarter of 2008 and 8.6% in the first quarter of 2007.

Circulation revenues contributed 18.7% of the Company's newspaper revenues in the first quarter of 2009 compared to 13.9% in the 2008 quarter.  Most of the Company’s newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

See the following "Results of Operations" for a discussion of the Company's revenue performance and contribution by category for the three months ended March 29, 2009 and March 30, 2008.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company's 2008 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to revenue recognition, allowance for doubtful accounts, acquisition accounting, goodwill and intangible impairment, pension and postretirement benefits, income taxes, and insurance.  There have been no material changes to the Company’s critical accounting policies described in the Company's 2008 Annual Report on Form 10-K.

Recent Events and Trends

Advertising Revenues:

Advertising revenues in the first quarter of 2009 decreased as a result of the continuing weak economy and the secular shift in advertising demand from print to online products.  Management believes a significant portion of the advertising downturn reflects the current economic cycle. See the revenue discussions in management’s review of “Results of Operations”.

Newsprint:

While newsprint prices in the first quarter of 2009 were higher than in the first fiscal quarter of 2008, newsprint prices fell in each month of the first quarter of 2009. Vendors have announced additional price reductions for the second quarter of 2009; however, the ultimate amount and timing of price changes are subject to negotiation.

Newsprint pricing is dependent on global demand and supply for newsprint.  Significant changes in newsprint prices can increase or decrease the Company's operating expenses and therefore, directly affect the Company’s operating results.  The impact of newsprint prices on the Company's financial results is discussed under "Results of Operations".

Restructuring Plans:

In June 2008 and again in September 2008, the Company announced plans to reduce its workforce, as the Company streamlined its operations and staff size.  The workforce in 2008 was reduced by approximately 2,500 positions.  The announced workforce reductions resulted in total severance costs of approximately $45 million which was accrued and largely paid in 2008.  Savings from the restructuring, including compensation savings, are expected to be approximately $200 million annually, and the Company expects about $140 million to be realized during fiscal 2009.

As a result of an increasingly poor national economic environment, in March 2009, the Company announced additional restructuring efforts which included reducing the workforce by approximately 15% or 1,600 full-time equivalent employees, the freezing of the Company’s pension plans and a temporary suspension of the Company matching contribution to the 401(k) plan as of March 31, 2009.  The Company’s restructuring plan also involves wage reductions across the company for additional savings. The Company’s chairman and chief executive officer (CEO) declined his 2008 and 2009 bonuses and other executive officers did not receive bonuses for 2008. In addition, effective March 30, 2009, the CEO’s base salary was reduced by 15%, other executive officers' salaries were cut by 10%, and no bonuses will be paid to any executive officers for 2009. In addition, the Company reduced the cash compensation, including retainers and meeting fees, paid to its directors by approximately 13%, and the directors declined any stock awards for 2008 and 2009.

Much of the expected expense reductions from this plan, which are largely permanent in nature, are expected to be realized in the twelve months beginning in April 2009. The Company expects to incur an estimated $30 million of severance costs in connection with the headcount reductions.  A total of $19.7 million in severance related costs associated with this restructuring plan were incurred in the first fiscal quarter of 2009 and are largely expected to be paid in the second quarter of 2009.

RESULTS OF OPERATIONS

First Fiscal Quarter of 2009 Compared to First Fiscal Quarter of 2008

The Company reported a loss from continuing operations in the first quarter of 2009 of $37.7 million, or $0.45 per share, compared to a loss from continuing operations in the first quarter of 2008 of $1.0 million, or $0.01 per share.  The Company’s total net loss was $37.5 million, or $0.45 per share including discontinued operations in the first fiscal quarter of 2009, compared to net loss of $0.8 million, or $0.01 per share in the first fiscal quarter of 2008.

Revenues:

Revenues in the first quarter of 2009 were $365.6 million, down 25.1% from revenues of $488.3 million in the first quarter of 2008.  Advertising revenues were $284.7 million, down 29.5% from advertising in the first quarter of 2008, and circulation revenues were $68.5 million, up 0.9%.

The following summarizes the Company's revenue by category, which compares first fiscal quarter of 2009 with first fiscal quarter of 2008 (dollars in thousands):

	Quarter Ended
	March 29, 2009	March 30, 2008	% Change
Advertising:
Retail	$147,815	$190,757	-22.5
National	27,554	38,225	-27.9
Classified:
Auto	23,875	35,386	-32.5
Employment	17,194	46,441	-63.0
Real estate	19,738	35,423	-44.3
Other	20,745	22,961	-9.6
Total classified	81,552	140,211	-41.8
Direct marketing
and other	27,768	34,830	-20.3
Total advertising	284,689	404,023	-29.5
Circulation	68,480	67,864	0.9
Other	12,456	16,396	-24.0
Total revenues	$365,625	$488,283	-25.1

Retail advertising decreased $42.9 million, or 22.5% from the first fiscal quarter of 2008 primarily reflecting the impact of the economic recession.  Print retail run of press (ROP) advertising decreased $33.7 million, or 31.6% and preprint advertising decreased $14.6 million, or 19.7%.  Digital retail advertising increased $5.4 million, or 53.8% from the first fiscal quarter of 2008.

National advertising decreased $10.7 million, or 27.9% from the first fiscal quarter of 2008. The declines in total national advertising were reflected across many segments in this category of advertising.  However, digital national advertising increased $1.3 million, or 36.1% from the 2008 quarter.

Classified advertising decreased $58.7 million, or 41.8% from the first fiscal quarter of 2008.  Print classified advertising declined $49.8 million, or 46.0%, while digital classified advertising decreased $8.8 million, or 27.7%. The digital advertising decline resulted primarily from lower employment advertising as discussed below in the review of the major classified categories:

·
Automotive advertising decreased $11.5 million, or 32.5% from the first fiscal quarter of 2008, reflecting an industry-wide trend.  Print automotive advertising declined 41.7%, while digital automotive advertising was about even with the 2008 quarter (down 0.1%).

·	Real estate advertising decreased $15.7 million, or 44.3% from the first fiscal quarter of 2008. In total, print real estate advertising declined 50.7%, while digital advertising grew 6.4%.
·
Employment advertising decreased $29.2 million, or 63.0% from the first fiscal quarter of 2008, reflecting a national slowdown in hiring and therefore, employment advertising.  The declines were reflected both in print employment advertising, down 67.6%, and online employment advertising, down 55.8%.

    Digital advertising revenue, which is included in each of the advertising categories discussed above, totaled $43.4 million in the first fiscal quarter of 2009, a decrease of 4.7% as compared to the first fiscal quarter of 2008.  Those areas of digital advertising that are not as strongly tied to print up-sells (advertising sold as a combined purchase of print and online advertising), primarily retail and real estate, performed better in advertising sales in the first fiscal quarter of 2009 compared to the same period in 2008.

    Direct marketing decreased $7.0 million, or 20.4% from the first fiscal quarter of 2008 reflecting the same trends as retail advertising discussed above.

    Circulation revenues increased $0.6 million, or 0.9% from the first fiscal quarter of 2008, primarily reflecting higher circulation prices at certain newspapers, offset by lower circulation volumes.  Average paid daily circulation declined 9.0% and Sunday circulation was down 6.5% in fiscal 2009.  The Company expects circulation volumes to remain lower in fiscal 2009 compared to fiscal 2008 reflecting primarily the Company’s focus on reducing circulation programs deemed to be of lesser value to its advertising customers and, to a lesser extent, changes in readership trends. However, selective price increases are expected to more than offset the impact of volume declines, resulting in circulation revenue growth.

    Operating Expenses:

    The following table summarizes operating expenses, including the impact of restructuring charges included in the operating expenses, in the 2009 and 2008 quarters (in thousands):

	Three Months Ended
	March 29,	March 30,
	2009	2008	change
Operating expenses as reported	$376,487	$431,549	$55,062
Less restructuring charges	19,728	2,096	(17,632)
Operating expenses excluding restructuring charges	$356,759	$429,453	72,694

Compensation expense	$183,308	$218,853	35,545
Less restructuring charges	19,728	2,096	(17,632)
Compensation excluding restructuring charges	$163,580	$216,757	53,177

    Operating expenses in the first quarter of fiscal 2009 decreased by $55.1 million compared to the first quarter of fiscal 2008.  Operating expenses in the first quarter of 2009 included $19.7 million in severance and benefit plan curtailment gain related to the Company’s restructuring plans.  Operating expenses in 2009, excluding the restructuring items, decreased $72.7 million, or 16.9% from the 2008 quarter.

    Compensation expenses decreased $35.5 million, or 16.2% from the first fiscal quarter of 2008 and included the restructuring charges discussed above.  Excluding the effect of the restructuring, compensation expense was down $53.2 million, or 24.5%. Excluding the restructuring charges, payroll was down 24.2% and fringe benefits costs declined 25.9% reflecting a 24.0% decrease in average headcount in the quarter and lower retirement and medical costs.

Newsprint and supplement expense was down 10.1% with newsprint expense down 7.9%, primarily reflecting lower newsprint usage as newsprint prices, while falling, remained higher than the same period in 2008.  Supplement expense was down 22.5%.  Depreciation and amortization expenses were down 5.5% from the first fiscal quarter of 2008. Other operating costs were down 9.9%, reflecting company-wide cost controls.

Interest:

Interest expense for continuing operations was $33.9 million for the first fiscal quarter of 2009, down 25.1% from the 2008 quarter primarily reflecting lower interest rates and debt balances.  Interest expense in the 2008 fiscal quarter was $45.3 million and included a $3.4 million charge related to the write off of deferred financing costs as a result of the amendment to the Company’s bank credit agreement on March 28, 2008.  Excluding the write-off from 2008, interest expense declined $8.0 million, or 19.0% as compared to the first quarter of 2008.

Equity Loss:

Total losses from unconsolidated investments were $3.1 million in the first quarter of 2009 compared to $13.1 million in 2008.  In 2008, equity losses in the first quarter included the results of SP Newsprint Company which was sold at the beginning of the second quarter in 2008.

Income Taxes:

The Company recorded an income tax benefit of $10.3 million on a pre-tax loss from continuing operations of $48.0 million in the first quarter of 2009. The benefit resulted in a tax benefit rate of 21.4%. This benefit rate is lower than the statutory rate expected because the Company provides for state taxes in certain states that are based on different results than its consolidated losses, including an additional provision required to increase the Company’s Fin 48 tax reserves. These state tax provisions are partially offset by $1.4 million of benefit related to certain discrete tax items resulting in the 21.4% benefit tax rate in the 2009 quarter. An income tax provision of $336,000 was recorded on a pre-tax loss from continuing operations of $657,000 in the first quarter of 2008 due to $606,000 in tax expense related to certain discrete tax items.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $36.6 million as of March 29, 2009.  The Company generated $28.0 million of cash from operating activities from continuing operations in the first fiscal quarter of 2009 compared to $85.5 million in 2008.  The decrease in cash from operating activities in 2009 primarily relates to lower advertising revenues and receipts in 2009 and is partially offset by lower expenses and payments.  The Company used $7.1 million in cash from discontinued operations primarily to pay an income tax settlement related to one of its disposed newspapers.

The Company generated $3.4 million of cash from investing activities primarily due to the receipt of $5 million due from the 2008 sale of its interest in the SP Newsprint Company, which was partially offset by purchases of property, plant and equipment totaling $2.8 million and other items.

The Company owns 10 acres of land in Miami which is currently under contract to sell.  The Company expects to consummate the sale of its Miami land for a sale price of approximately $190.0 million with after-tax net proceeds of approximately $115.0 million. The contract was amended on December 30, 2008 and provides for the buyer to close the transaction by June 30, 2009; however, the buyer has the ability to extend the agreement for an additional six months to December 31, 2009, by further increasing the termination fee payable to McClatchy from $2.0 million to $6.0 million should the deal fail to close. The proceeds of the sale are required to be used to pay down bank debt.

The Company drew $14.4 million of cash from its revolving line of credit and paid $7.4 million in dividends in the first fiscal quarter of 2009.

No other dividend payments are expected to be declared or paid in 2009.  The Company suspended its dividend after the payment of the first quarter dividend in 2009. In addition, the Company is restricted from paying dividends after June 2009 if its leverage ratio (as defined in its Credit Agreement) is greater than 5.0 to 1.0.

While the Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures.

Debt and Related Matters:

 The Company’s credit agreement entered into on June 27, 2006 provided for a $3.2 billion senior unsecured credit facility (Credit Agreement) and was established in connection with the acquisition of Knight-Ridder, Inc. on June 27, 2006 (the Acquisition).  At the closing of the Acquisition, the Credit Agreement consisted of a $1 billion five-year revolving credit facility and $2.2 billion five-year Term A loan.

On March 28, 2008 and September 26, 2008, respectively, the Company entered into agreements to amend the Credit Agreement giving the Company additional flexibility in its bank covenants and amending other terms as described below.  Pursuant to the September 2008 amendment, the revolving credit facility was reduced to $600 million on September 26, 2008 (to a total facility of $1.150 billion); a further reduction of $125 million is required upon sale of the Miami land; and a reduction of $25 million will be made on December 31, 2009. The Company wrote off $3.7 million of deferred financing costs in connection with the amendments, which were recorded in interest expense in fiscal 2008.

A total of $144.8 million was available under the revolving credit facility at March 29, 2009, all of which could be borrowed under the Company's current leverage covenant and trailing operating cash flow (as defined in the Credit Agreement). On April 15, 2009, the Company repaid $31.0 million of bonds that matured and the amount available on its revolver was $133.5 million as of that date.

Amounts outstanding under the Credit Agreement incur interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 200 basis points to 425 basis points or Bank of America’s prime rate at a spread of 100 basis points to 325 basis points based upon the Company’s total leverage ratio (as defined in the Credit Agreement).  A commitment fee for the unused revolving credit is priced at 50 basis points. As of March 29, 2009, the Company pays interest at LIBOR plus 350 basis points on outstanding debt.

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.00 to 1.00 through the term of the agreement. Quarterly covenants also include a maximum leverage ratio (as defined in the Credit Agreement) of 7.00 to 1.00 from March 29, 2009 through September 26, 2010 and 6.25 to 1.00 from and after December 26, 2010.  Upon the sale by the Company of the Miami land, the applicable leverage ratio covenant will be reduced by 0.25 times. At March 29, 2009, the Company’s interest coverage ratio (as defined in the Credit Agreement) was 2.80 to 1.00 and its leverage ratio (as defined in the Credit Agreement) was 5.90 to 1.00 and the Company was in compliance with all debt covenants.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.

Advertising revenue results declined in fiscal year 2008 and continued to decline at an accelerated pace in the first quarter of 2009. Declining revenues that are not offset by expense savings impact the Company’s interest coverage and leverage ratios. To offset the revenue declines, the Company implemented two restructuring plans in 2008 which the Company estimates will save $200 million in expenses on an annual basis. Management believes that $60 million of the savings have been realized in 2008 and approximately $140 million will be achieved during 2009.

The Company has also announced additional restructuring initiatives in early 2009. The restructuring plans have included a combination of reductions in staff of up to 1,600 positions, consolidating functions and outsourcing certain functions. In addition the Company has frozen its defined benefit pension plans, suspended its 401(k) matching contributions and implemented salary reductions, among other steps. Please see “Recent Events and Trends”, section entitled “Restructuring Plans” for an expanded discussion of these restructuring initiatives.  If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

Substantially all of the Company’s subsidiaries (as defined in the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement.  The Company has granted a security interest to the agent under the Credit Agreement in assets that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the facility but the security interest excludes any land, buildings, machinery and equipment (PPE) and any leasehold interests and improvements with respect to such PPE, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company. In addition, the September 2008 amendment to the Credit Agreement added various requirements for mandatory prepayments of bank debt from certain sources of cash; added limitations on cash dividends allowed to be paid at certain leverage levels; and added and amended other covenants, including limitations on additional debt and the ability to retire public bonds early, amongst other changes.

At March 29, 2009, the Company had outstanding letters of credit totaling $49.1 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

In February 2009, S&P lowered the Company’s corporate credit ratings, as well as its rating on unsecured bonds and its senior bank credit facility and noted that the ratings outlook on the corporate credit rating was negative.  In April 2009, Moody’s took similar actions. Both agencies cited the uncertainty over the extent and duration of the current recession.  The ratings downgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.

The following table summarizes the ratings of the Company’s debt instruments as of the date of this Report on Form 10-Q filing:

Debt Ratings
Credit Facility:
S & P	CCC+
Moody's	B1

Bonds:
S & P	CCC-
Moody's	Caa2

Corp. Family Rating:
S & P	CCC+
Moody's	Caa1

Contractual Obligations:

As of March 29, 2009, the Company’s obligations related to its pension plans have declined by $45.2 million from the end of 2008 as a result of freezing such plans in March 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Credit Agreement bears interest at LIBOR plus a spread ranging from 200.0 to 425.0 basis points.  A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease annual net income by $1.0 million to $1.1 million based on the current amounts outstanding under the Credit Agreement.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-Looking Information:

This report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations.  These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about our ability to consummate contemplated sales transactions for our assets or investments which may enable debt reduction on anticipated terms, our customers and the markets in which we operate, advertising revenues, the economy, our pension plans, including our assumptions regarding return on pension plan assets and assumed salary increases, newsprint costs, our restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures, litigation, sufficiency of capital resources, possible acquisitions and investments, our future financial performance and our Company’s ability to achieve and maintain a share price and average price above $1.00 per share of its Class A Common Stock at the expiration of the six-month cure period. Such statements are subject to risks, trends and uncertainties.

Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in our forward-looking statements: the duration and depth of the economic recession; McClatchy may not generate cash from operations, or otherwise, necessary to reduce debt or meet debt covenants as expected; McClatchy may not consummate contemplated transactions to enable debt reduction on anticipated terms or at all; McClatchy may not achieve its expense reduction targets or may do harm to its operations in attempting to achieve such targets; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; commencement by the NYSE of suspension and delisting procedures for failure to implement successfully a plan to correct non-compliance with the NYSE listing standards; even if such minimum stock price is achieved and maintained, the Company’s inability to continue to satisfy the NYSE’s other qualitative and quantitative listing standards for continued listing; the NYSE’s right to take more immediate listing action in the event that McClatchy’s stock trades at levels that are viewed as “abnormally low” on a sustained basis or based on other qualitative factors; payments may be required related to certain guarantees included in agreements with the Pension Benefit Guaranty Corporation; increases in the cost of newsprint; bankruptcies or financial strain of its major advertising customers; litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased consolidation among major retailers in our markets or other events depressing the level of advertising; our inability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; decreased circulation and diminished revenues from retail, classified and national advertising; and other factors, many of which are beyond our control.

The Company has significant competition in the market for news and advertising, which may reduce its advertising and circulation revenues in the future.

The Company’s primary source of revenue is advertising, followed by circulation revenues. In recent years, the advertising industry generally has experienced a secular shift toward internet advertising and away from other traditional media. In addition, the Company’s circulation has declined over the last two years, reflecting general trends in the newspaper industry including consumer migration toward the internet and other media for news and information. The Company has attempted to take advantage of the growth of online media and advertising by operating local internet sites in each of its daily newspaper markets, but faces increasing competition from other online sources for both advertising and circulation revenues. This increased competition has had and is expected to continue to have an adverse effect on the Company’s business and financial results, including negatively impacting revenues and margins.

Weak general economic and business conditions subject the Company to risks of declines in advertising revenues.

The United States economy is undergoing an extended period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence have weakened the economic climate in all of the markets in which the Company does business and have had and are expected to continue to have an adverse effect on the Company’s advertising revenues. Classified advertising revenues have continued to decline since late 2006 and advertising results declined across the board in 2008, through the first quarter of 2009 and into the second quarter of 2009.  To the extent these economic conditions continue or get worse, the Company’s business and advertising revenues will be adversely affected, which could negatively impact the Company’s operations and cash flows and the Company’s ability to meet the covenants in its existing senior secured credit agreement.

If management is unable to execute cost-control measures successfully, total operating costs may be greater than expected, which may adversely affect the Company’s profitability.

Given general economic and business conditions and the Company’s recent operating results, the Company has taken steps to lower operating costs by reducing workforce and implementing general cost-control measures, including restructuring initiatives in June 2008, September 2008 and March 2009.  If the Company does not achieve its expected savings from these initiatives or if operating costs increase as a result of these initiatives, total operating costs may be greater than anticipated.  Although management believes that appropriate steps have been taken and are being taken to implement cost-control efforts, such efforts may affect the Company’s business and its ability to generate future revenue.  Significant portions of the Company’s expenses are fixed costs that neither increase nor decrease proportionately with revenues.  As a result, management is limited in its ability to reduce costs in the short term.  If these cost-control efforts do not reduce costs sufficiently, income from continuing operations may continue to decline.

The collectability of accounts receivable under current adverse economic conditions could deteriorate to a greater extent than provided for in the Company’s financial statements.

Recessionary conditions in the U.S have increased the Company’s exposure to losses resulting from the potential bankruptcy of the Company’s advertising customers. The recession could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company even if they do not file for bankruptcy. As a result, the Company’s results of operations may continue to be adversely affected.  The Company’s accounts receivables are stated at net estimated realizable value and the Company’s allowance for doubtful accounts has been determined based on several factors, including the aging of accounts receivables and evaluation of significant individual credit risk accounts. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

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

The Company may be de-listed from the New York Stock Exchange (NYSE), which could cause trading in its stock to become illiquid and negatively affect the price of the Company’s Class A common stock.

McClatchy was notified on February 4, 2009 by the New York Stock Exchange (the “NYSE”) that it is not in compliance with the NYSE’s continued listing standards. The Company’s average share price over the previous 30 trading days was $0.98, which is below the NYSE’s quantitative listing standards of a minimum of $1.00 per share. On February 26, 2009, the NYSE indicated that it had made an application to the Securities and Exchange Commission to suspend the share price requirement initially through June 30, 2009.

In addition, on April 14, 2009, the Company was notified that it is considered below the criteria established by the NYSE because its total market capitalization had been less than $75 million over a consecutive 30-day trading period and its reported shareholders’ equity in its Report on Form 10-K for the fiscal year ended December 28, 2008 was less than $75 million. The Company has 18 months from the date of its notification to achieve compliance with the NYSE’s continued listing standards for total market capitalization and shareholders’ equity, and intends to file a plan with the NYSE demonstrating its ability to comply with the standards in this time frame. However, should the Company be unsuccessful in curing its non-compliance or be de-listed for other reasons, its stock could be traded in an over-the-counter or pink sheet basis which would be less liquid than a more established stock exchange. Such limited trading could negatively impact the share price of the Company’s Class A common stock and lower the value of its equity.

The Company has $2.054 billion in total consolidated debt, which subjects the Company to significant interest and credit risk.

As of March 29, 2009, the Company had approximately $2.054 billion in total consolidated debt outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Debt service costs are subject to interest rate changes as well as any changes in the Company’s leverage ratio (ratio of debt to operating cash flow as defined in the Company’s existing senior secured credit agreement with its banks). Higher leverage ratios could increase the level of debt service costs and also affect the Company’s future ability to refinance maturing debt, or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.  On February 6, 2009, Standard & Poor’s lowered its corporate credit rating on the Company to ‘CCC+’ from ‘B’, with a negative rating outlook, and the ratings on the Company’s bonds were lowered from ‘CCC+’ to ‘CCC-’.  On April 24, 2009, Moody’s lowered its corporate credit rating on the Company to ‘Caa1’ from ‘B2’, with a negative rating outlook, and the ratings on the Company’s bonds were lowered from ‘Caa1+’ to ‘Caa2’.

The national financial crisis and potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements, and could adversely affect the Company’s access to capital or to obtain financing at reasonable rates and its ability to refinance existing debt at reasonable rates or at all.

If internal funds are not available from the Company’s operations, the Company may be required to rely on the banking and credit markets to meet its financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008 and 2009, could adversely affect the Company’s ability to draw on its existing senior secured revolving credit facility. The Company’s access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to the Company if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

Any disruption could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for the Company’s business needs can be arranged. Although the Company believes that its operating cash flow and current access to capital and credit markets, including the Company’s existing senior secured revolving credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair the Company’s liquidity. If this should happen, any alternative credit arrangements may not be put in place without a potentially significant increase in the Company’s cost of borrowing.

As of April 15, 2009, the Company had approximately $2 billion in long-term debt, of which slightly less than $1 billion was in the form of borrowings under bank credit facilities maturing in 2011.  The balance was in the form of unsecured publicly traded notes maturing in part in 2011, 2014, 2017, 2027 and 2029, with aggregate outstanding principal amounts of $170 million, $180 million, $400 million, $100 million and $300 million, respectively.  While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced.  Access to the capital markets for longer-term financing is currently restricted due to the unprecedented and ongoing turmoil in the capital markets.  As of April 15, 2009, the Company had approximately $133.5 million of additional borrowing capacity under its existing senior secured revolving credit facility, providing near-term liquidity to fund its needs and to repay debt.

The Company may not be able to finance future needs or adapt its business plan to changes because of restrictions contained in the terms of its existing senior secured credit agreement and the instruments governing other debt.

The agreements governing the Company’s existing debt, including its existing senior secured credit agreement, contain various covenants that limit, subject in each case to certain exceptions, the ability to, among other things:
· incur additional debt, including guarantees by the Company or its subsidiaries;
· pay dividends or make distributions on capital stock, repurchase or make payments on capital stock or prepay, repurchase, redeem, retire, defease, acquire or cancel any of the Company’s existing notes or debentures prior to the stated maturity thereof;
· create specified liens;
· make investments or acquisitions;
· create or permit restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company or to guarantee its debt, limit the Company or any of its subsidiaries’ ability to create liens, or that require the grant of a lien to secure an obligation if a lien is granted to secure another obligation;
· engage in transactions with affiliates; or
· dissolve, liquidate, consolidate or merge with or into other companies, sell, transfer, license, lease or dispose of Company assets.

The Company’s ability to comply with covenants contained in its existing senior secured credit agreement and agreements governing other debt to which the Company is or may become a party may be affected by events beyond management’s control, including prevailing economic, financial and industry conditions. The existing senior secured credit agreement requires the Company to comply with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. Additionally the existing senior secured credit agreement contains numerous affirmative covenants, including covenants regarding payment of taxes and other obligations, maintenance of insurance, maintenance of credit ratings for the existing senior secured credit agreement, reporting requirements and compliance with applicable laws and regulations.  Additional debt incurred in the future may subject the Company to further covenants.

Remaining in compliance with the covenants contained in the Company’s indebtedness is critical to the Company’s operations.  A covenant default under the Company’s existing senior secured credit agreement would permit lenders to stop lending to the Company under the revolving credit facility.  In addition, if any default under the agreements governing any indebtedness is not cured or waived, the default could result in an acceleration of debt under the Company’s other debt instruments that contain cross acceleration or cross-default provisions, which could require the Company to repay debt, together with accrued interest, prior to the date it otherwise is due and that could adversely affect the Company’s financial condition.  In addition, the Company has granted a security interest, which could be enforced in the event of default, to the lenders under its existing senior secured credit agreement in substantially all of the assets of the Company and its subsidiaries, including intangible assets, inventory, receivables and certain minority investments.  Even if the lenders under our existing senior secured credit agreement do not accelerate their loans or enforce their security interest, a default thereunder may result in the lenders requiring the Company to apply all available cash to reduce their loans or otherwise further limit the Company’s use of its free cash flow during the continuance of such default.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Excluding costs related to restructuring, newsprint accounted for 13.3% McClatchy’s operating expenses for the first quarter of fiscal 2009. Accordingly, earnings are sensitive to changes in newsprint prices. The Company has not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, operating results could be adversely affected. If newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, the Company’s ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect its operating results.

A portion of the Company’s employees are members of unions and if the Company experiences labor unrest, its ability to produce and deliver newspapers could be impaired.

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of March 29, 2009, approximately 5.9% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times through 2012. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

Under the Pension Protection Act (PPA), the Company will be required to make greater cash contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

The poor capital markets of 2008 that have affected all investments impacted the funds in the Company’s pension plans which had poor returns in 2008. As a result of the plans’ lower assets, the projected benefit obligations of the Company’s qualified pension plans exceed plan assets by $575 million as of March 29, 2009. The excess of benefit obligations over pension assets is expected to give rise to an increase in required pension contributions over the next several years. The PPA funding rules are likely to require the net liability at the end of 2009 to be funded with tax deductible contributions between 2010 and 2015, with approximately 8% to 10% of such net liability coming due in 2010. While legislation has recently been enacted to give some relief in funding and there may be more related legislation, the contributions will place additional strain on the Company’s liquidity needs.

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

ITEM 6. EXHIBITS

Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 33 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
May 7, 2009	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
May 7, 2009	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

TABLE OF EXHIBITS

Exhibit		Description
2.1	*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1	*	The Company's Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2	*	The Company's Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company's Current Report on Form 8-K filed July 28, 2008.

10.1	*
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

Exhibit		Description
10.10	*
Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 26, 2006.

10.11	*
Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.23 in the Company's Quarterly Report on Form 10-Q filed for the quarter ending July 1, 2007.

10.12	*
Amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.24 in the Company's Quarterly Report on Form 10-Q filed for the quarter ending July 1, 2007.

10.13	*
Third Amendment to Contract for Purchase and Sale of Real Property dated as of December 30, 2008, by and between The McClatchy Company, a Delaware corporation, Richwood, Inc., a Florida corporation, and Citisquare Group, LLC, a Florida limited liability company included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on January 5, 2009.

**10.14	*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 30, 2000.

**10.15	*	The Company’s Amended and Restated CEO Bonus Plan, included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.16	*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.17	*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.18	*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company's 2002 Report on Form 10-K.

**10.19	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.20	*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Report on Form 10-K.

**10.21	*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.22	*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company's 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s 2007 Report on Form 10-K.

**10.23	*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 29, 2008.

**10.24	*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 16, 2004.

Exhibit		Description
**10.25	*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 28, 2005.

**10.26	*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company's 2003 Form 10-K.

**10.27	*	Second Amendment to Amended and Restated Employee Agreement for Mr. Pruitt included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.28	*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 23, 2005.

**10.29	*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.

**10.30	*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007 included as Exhibit 10.16 to the Company's 2006 Report on Form 10-K.

**10.31	*	The Company's Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company's 2005 Report on Form 10-K.

**10.32	*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007 included as Exhibit 10.18 to the Company’s 2006 Report on Form 10-K.

**10.33	*	The Company’s Amended and Restated Employee Stock Purchase Plan, included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.34	*	The McClatchy Company Benefit Restoration Plan included as Exhibit 10.3 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.35	*	The McClatchy Company Bonus Recognition Plan included as Exhibit 10.4 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.
32.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.
32.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*		Incorporated by reference
**		Compensation plans or arrangements for the Company's executive officers and directors