Form 10-Q
period 2009-08-05
MCCLATCHY CO
filed 2009-08-05
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 28, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824

The McClatchy Company
(Exact name of registrant as specified in its charter)

Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)
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
 As of July 31, 2009, the registrant had shares of common stock as listed below outstanding:
Class A Common Stock 59,269,715
Class B Common Stock 24,800,962

THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

ASSETS	June 28,	December 28,
CURRENT ASSETS:	2009	2008
Cash and cash equivalents	$4,765	$4,998
Trade receivables – (less allowance of $13,395 in 2009 and $15,255 in 2008)	169,442	243,700
Other receivables	13,410	16,544
Newsprint, ink and other inventories	36,650	49,301
Deferred income taxes	29,087	29,084
Income tax refund	10,142	11,451
Land and other assets held for sale	182,752	182,566
Other current assets	23,439	19,085
	469,687	556,729
PROPERTY, PLANT AND EQUIPMENT:
Land	197,571	199,584
Building and improvements	388,850	390,890
Equipment	814,746	823,466
Construction in progress	7,372	5,071
	1,408,539	1,419,011
Less accumulated depreciation	(611,021)	(576,134)
	797,518	842,877
INTANGIBLE ASSETS:
Identifiable intangibles – net	741,418	771,076
Goodwill	1,006,020	1,006,020
	1,747,438	1,777,096

INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	322,677	323,257
Other assets	21,348	22,247
	344,025	345,504
TOTAL ASSETS	$3,358,668	$3,522,206

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 28,	December 28,
CURRENT LIABILITIES:	2009	2008
Accounts payable	$45,094	$68,336
Accrued compensation	64,810	85,583
Income taxes payable	12,349	46,562
Unearned revenue	80,835	81,091
Accrued interest	21,168	22,107
Accrued dividends	-	7,431
Other accrued liabilities	32,312	36,481
	256,568	347,591

NON-CURRENT LIABILITIES:
Long-term debt:
Principal only	1,925,299	2,037,776
Principal and future interest	41,394	-
Deferred income taxes	222,839	202,015
Pension and postretirement obligations	697,968	747,720
Other long-term obligations	136,569	134,675
	3,024,069	3,122,186
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares, issued
58,631,998 in 2009 and 57,520,445 in 2008	586	575
Class B - authorized 60,000,000 shares,
issued 25,050,962 in 2009 and 2008	251	251
Additional paid-in capital	2,205,264	2,203,776
Accumulated deficit	(1,832,493)	(1,829,717)
Treasury stock, 37,902 shares in 2009 and 5,264 shares in 2008 at cost	(153)	(144)
Accumulated other comprehensive loss	(295,424)	(322,312)
	78,031	52,429
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,358,668	$3,522,206

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
REVENUES - NET:
Advertising	$283,661	$406,328	$568,350	$810,351
Circulation	69,351	66,055	137,831	133,919
Other	12,323	17,300	24,779	33,696
	365,335	489,683	730,960	977,966
OPERATING EXPENSES:
Compensation	140,127	229,057	323,435	447,910
Newsprint and supplements	45,495	64,189	99,871	124,647
Depreciation and amortization	43,630	36,649	78,007	73,031
Other operating expenses	91,295	116,073	195,721	231,929
	320,547	445,968	697,034	877,517

OPERATING INCOME	44,788	43,715	33,926	100,449

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(34,305)	(36,668)	(68,226)	(81,945)
Interest income	6	475	37	571
Equity income (losses) in unconsolidated companies, net	2,475	(366)	(655)	(13,490)
Impairments related to internet investments	-	(21,515)	-	(21,515)
Gain (loss) on sale of SP Newsprint	(874)	31,976	(874)	31,976
Gain on extinguishment of debt	44,829	19,500	44,829	19,500
Other - net	(233)	105	(334)	1,019
	11,898	(6,493)	(25,223)	(63,884)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	56,686	37,222	8,703	36,565

INCOME TAX PROVISION	14,683	17,171	4,424	17,508

INCOME FROM CONTINUING OPERATIONS	42,003	20,051	4,279	19,057

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET OF INCOME TAXES	210	(386)	419	(242)

NET INCOME	$42,213	$19,665	$4,698	$18,815
NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$0.50	$0.24	$0.05	$0.23
Income from discontinued operations	-	-	0.01	-
Net income per share	$0.50	$0.24	$0.06	$0.23
Diluted:
Income from continuing operations	$0.50	$0.24	$0.05	$0.23
Income from discontinued operations	-	-	0.01	-
Net income per share	$0.50	$0.24	$0.06	$0.23
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	83,623	82,264	83,321	82,220
Diluted	83,632	82,317	83,331	82,274
See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended
	June 28,	June 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$4,279	$19,057
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	78,007	73,031
Employee benefit expense	1,057	10,286
Stock compensation expense	901	2,362
Equity loss in unconsolidated companies	655	13,490
Impairment related to internet investments	-	21,751
Gain (loss) on sale of SP Newsprint	874	(31,976)
Gain on extinguishment of debt	(44,829)	(19,500)
Write-off of deferred financing costs	364	3,383
Other	4,325	3,722
Changes in certain assets and liabilities:
Trade receivables	74,258	61,501
Inventories	12,651	(12,585)
Other assets	(3,179)	4,215
Accounts payable	(23,418)	(22,156)
Accrued compensation	(20,773)	5,528
Income taxes	(25,263)	19,502
Other liabilities	(9,177)	(11,748)
Net cash provided by operating activities of continuing operations	50,732	139,863
Net cash provided (used) by operating activities of discontinued operations	(6,841)	184,164
Net cash provided by operating activities	43,891	324,027
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,997)	(12,191)
Proceeds from sale of property, plant and equipment	7,703	548
Proceeds from sale of SP Newsprint	4,126	55,266
Equity investments and other net	(23)	(860)
Net cash provided (used) by investing activities of continuing operations	3,817	42,763
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of revolving bank debt	9,410	(68,900)
Payment of financing costs	(5,665)	(3,346)
Extinguishment of public notes and related expenses	(37,370)	(283,150)
Payment of cash dividends	(14,905)	(29,591)
Other - principally stock issuances	589	1,585
Net cash used by financing activities	(47,941)	(383,402)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(233)	(16,612)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,998	25,816
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,765	$9,204
OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$35,382	$(184,975)
Interest (net of capitalized interest)	58,733	74,950
Other non-cash financing activities:
Issuance of senior notes and future interest in debt exchange	43,503	-
Carrying value of unsecured notes exchanged for senior notes in debt exchange	(89,423)	-
See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

				Retained	Acumulated
			Additional	Earnings	Other
	Par Value		Paid-In	Accumulated	Comprehensive	Treasury
	Class A	Class B	Capital	Deficit	Income (Loss)	Stock	Total
BALANCES, DECEMBER 28, 2008	$575	$251	$2,203,776	$(1,829,717)	$(322,312)	$(144)	$52,429
Net income				4,698			4,698
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain/prior service credit					26,818		26,818
Other comprehensive income related to investments in
unconsolidated companies					70		70
Other comprehensive income							26,888
Total comprehensive income							31,586
Dividends declared ($.09 per share)				(7,474)			(7,474)
Issuance of 1,111,553 Class A shares under stock plans	11		587				598
Stock compensation expense			901				901
Purchase of 32,638 shares of treasury stock						(9)	(9)
BALANCES, JUNE 28, 2009	$586	$251	$2,205,264	$(1,832,493)	$(295,424)	$(153)	$78,031

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

Effective this quarter, the Company implemented new financial accounting guidance on the reporting of subsequent events. The new standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Accordingly, management evaluated all events or transactions that occurred after June 28, 2009 up through August 4, 2009, the date this report was filed with the Securities and Exchange Commission.  During this period there were no material recognizable subsequent events.

Stock-based compensation - All share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan, are recognized in the financial statements based on their fair values.  At June 28, 2009, the Company had six stock-based compensation plans.  Total stock-based compensation expense from continuing operations was $0.6 million and $0.9 million for the three and six months ended June 28, 2009, respectively, and was $1.0 million and $2.4 million for the three and six months ended June 29, 2008, respectively.

Income Taxes - The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The Company records a reserve for uncertainty in income taxes based upon recognition thresholds and measurement of tax positions taken or expected to be taken in its tax returns. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  Penalties are recognized as a component of income tax expense.  There have been no significant changes to the Company’s unrecognized tax benefits in the first half of fiscal 2009.

Fair Value of Financial Instruments - Generally accepted accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of quarter-end.  Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values.  Additionally, the fair values were estimated at quarter-end, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, accounts payable and current portion of long term debt.  The carrying amount of these items approximates fair value.

Long term debt.  The fair value of long term debt is determined based on a number of observable inputs including the current market activity of the Company's publicly traded notes and bank debt, trends in investor demand and market values of comparable publicly traded debt.  At June 28, 2009, the estimated fair value of long term debt was $830.2 million compared to a carrying value of $1.97 billion.

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity.  The following table summarizes the composition of total comprehensive income (loss) (in thousands):
	For the Three Months Ended		For the Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$42,213	$19,665	$4,698	$18,815
Pension, net actuarial gain (loss) and prior service costs, net of tax	(126)	(35,957)	26,818	(35,865)
Other comprehensive income (loss) related to equity investments	964	2,101	70	(719)
Total comprehensive income (loss)	$43,051	$(14,191)	$31,586	$(17,769)

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method.  The weighted average anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for three and six months ended June 28, 2009 were 6,458,203 and 6,485,358, respectively, and were 4,981,760 and 4,997,288 for the three and six months ended June 29, 2008, respectively.

New Accounting Pronouncements

In June 2009, a new accounting pronouncement was issued that removes the concept of a qualifying special-purpose entity and clarifies that the objective of previously issued guidance is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The new guidance is effective for the Company on December 28, 2009. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

Also in June 2009, a new pronouncement was issued amending the interpretation of accounting literature related to business combinations. The new guidance applies to rules in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The new pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The new pronouncement is effective for the Company on December 28, 2009. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

NOTE 2. INVESTMENTS IN UNCONSOLIDATED COMPANIES AND LAND HELD FOR SALE

The following is the Company's ownership interest and investment in unconsolidated companies and joint ventures as of June 28, 2009 and December 28, 2008 (dollars in thousands):

Company	% Ownership Interest	June 28, 2009	December 28, 2008
CareerBuilder, LLC	14.4	$216,164	$217,516
Classified Ventures, LLC	25.6	77,170	82,642
Seattle Times Company (C-Corporation)	49.5	-	-
HomeFinder, LLC	33.3	6,345	-
Ponderay (general partnership)	27.0	18,175	18,349
Other	Various	4,823	4,750
		$322,677	$323,257

The Company uses the equity method of accounting for a majority of investments.

HomeFinder, LLC, formerly a division of Classified Ventures, LLC (CV), operates the real estate website HomeFinder.com. It was spun-off in the first quarter of 2009 into a separate limited liability corporation in which the Company has a one-third ownership interest. The carrying value of the Company’s investment in HomeFinder primarily represents its proportionate ownership of HomeFinder which was previously reflected in the Company’s value of CV.

During the six months ended June 28, 2009 McClatchy’s proportionate share of net income from one investee listed in the table above was greater than 20% of McClatchy’s consolidated net income before taxes. Summarized income statement information for this company for the first six months of 2008 and 2009 follows (in thousands):

	2009	2008
Revenues	$146,140	$146,868
Operating income	14,034	1,347
Net income	14,358	1,740

On March 31, 2008, McClatchy and its partners, affiliates of Cox Enterprises, Inc. and Media General, Inc., completed the sale of SP Newsprint Company (SP), of which McClatchy was a one-third owner.  The Company recorded a gain on the transaction of approximately $32.0 million in the second quarter of 2008 and subsequently recorded immaterial amounts of adjustments associated with the sale throughout 2008.  In May 2009, the Company settled post-closing working capital adjustments resulting in an additional $0.9 million in expenses. The total gain on the sale of SP as of June 28, 2009 was $33.5 million ($34.4 million recorded in full-year 2008).   The Company used the $55 million of proceeds it received from the sale to reduce debt in the second fiscal quarter of 2008 and received $5 million of proceeds on March 2, 2009 that had been recorded as a long-term receivable, which was used to reduce debt.

On June 30, 2008 (the first day of the Company’s third fiscal quarter in 2008), the Company sold its 15.0% ownership interest in ShopLocal, LLC for $7.9 million and used the proceeds to reduce debt.  The Company reduced its carrying value of ShopLocal to match the sales price. In addition, Classified Ventures, LLC identified potential goodwill impairment at a real estate-related reporting unit and as a result, the Company recognized an estimated charge related to this investment in the second fiscal quarter of 2008.  The final charge was determined and recorded in the second half of 2008 when Classified Ventures completed its impairment analysis. The total non-cash pre-tax charges related to impairments of internet investments, including ShopLocal and Classified Ventures, in the second fiscal quarter of 2008 were $21.5 million.

At the end of 2008, the Seattle Times Company (STC) recorded a comprehensive loss related to its retirement plan liabilities. The Company recorded its share of the comprehensive loss in the Company’s comprehensive income (loss) in stockholders’ equity to the extent that it had a carrying value in its investment in STC. As a result, the Company’s investment in STC at December 28, 2008 was zero, and no future income or losses from STC will be recorded until the Company’s carrying value on its balance sheet is restored through future income by STC. Accordingly, no amounts were recorded from this investment in the first half of fiscal 2009.

As part of the acquisition of Knight Ridder, Inc., the Company acquired 10 acres of land in Miami.  Such land is under contract to be sold for gross proceeds of $190.0 million pursuant to a March 2005 sale agreement.  The contract was amended on December 30, 2008, and pursuant to the Amendment, the parties agreed to extend the closing date of the sale from December 31, 2008 to June 30, 2009.  The buyer had the right to extend the closing date for up to an additional six months to December 31, 2009, conditioned upon an increase in the termination fee payable to McClatchy in the event the transaction fails to close from $2 million to $6 million.  In addition, under the terms of the amendment, the buyer relinquished its right of first refusal to purchase The Miami Herald’s building and underlying land, which right was included in the agreement.  The purchase price under the original agreement remained unchanged at $190 million.  McClatchy had received $10 million in non-refundable deposits from the buyer which will be applied toward the purchase price. On June 30, 2009, the buyer exercised its option to extend the date for closing from June 30, 2009, to a date on or before December 31, 2009.

NOTE 3. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following (in thousands):
	June 28, 2009
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(278,410)	$525,430	14 years
Other	40,066	(30,465)	9,601	8 years
Total	$843,906	$(308,875)	535,031

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			741,418
Goodwill			1,006,020
Total intangible assets and goodwill			$1,747,438

	December 28, 2008
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(249,650)	$554,190	14 years
Other	40,066	(29,567)	10,499	8 years
Total	$843,906	$(279,217)	564,689

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			771,076
Goodwill			1,006,020
Total intangible assets and goodwill			$1,777,096

Amortization expense for continuing operations was $14.8 million and $15.4 million in the three months ended June 28, 2009 and June 29, 2008, respectively; and was $29.7 million and $30.8 million for the six months ended June 28, 2009 and June 29, 2008, respectively. The estimated amortization expense for the remainder of fiscal 2009 and the five succeeding fiscal years is as follows (in thousands):
Amortization
Year	Expense

2009 (remaining)	$29,652
2010	58,639
2011	57,538
2012	57,363
2013	56,223
2014	51,745

NOTE 4.   LONG-TERM DEBT

As of June 28, 2009 and December 28, 2008, long-term debt consisted of the following (in thousands):
	June 28, 2009	December 28, 2008
Term A bank debt, interest of 4.3% at June 28, 2009 and 4.8% at December 28, 2008	$550,000	$550,000
Revolving bank debt, interest of 4.3% at June 28, 2009 and 4.5% at December 28, 2008	401,110	391,700
Notes:
$31 million 9.875% notes due in 2009	-	31,217
$166 million 7.125% notes due in 2011	167,284	171,404
$169 million 4.625% notes due in 2014	153,225	161,692
$347 million 5.750% notes due in 2017	319,970	367,351
$89 million 7.150% debentures due in 2027	81,901	91,607
$276 million 6.875% debentures due in 2029	251,809	272,805
Total carrying value of debt principal	1,925,299	2,037,776
$ $24 million 15.75% senior notes due in 2014	24,225	-
Long-term portion of future interest on 15.75% senior notes	17,169	-
Total carrying value of debt principal and future interest	41,394	-
Total long-term debt	$1,966,693	$2,037,776

The publicly-traded notes are stated net of unamortized discounts and premiums (totaling to discounts of $73.0 million and $84.9 million as of June 28, 2009 and December 28, 2008, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006 acquisition.  The Company repaid the debentures due in 2009 on April 15, 2009.

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

 On May 21, 2009, the Company launched a private debt exchange offer for all of its outstanding debt securities for a combination of cash and newly issued 15.75% senior notes due July 15, 2014 (New Notes). The New Notes are senior unsecured obligations and are guaranteed by McClatchy’s existing and future material domestic subsidiaries. The exchange closed on June 26, 2009 and the Company exchanged $3.4 million in cash and $24.2 million of New Notes. In exchange for the cash and New Notes the Company retired the following outstanding principal amount of debt securities maturing in the respective years: $3.8 million in 2011 notes, $11.1 million in 2014 notes, $53.4 million in 2017, $10.8 million in 2027 debentures and $23.8 million in 2029 debentures. The Company recorded a pre-tax gain of approximately $44.8 million in the second fiscal quarter of 2009 (34 cents per share). The gain was equal to the carrying amount of the exchanged securities, less the total future cash payments of the New Notes, including both payments of interest (payable semiannually, hence $2.1 million included in current liabilities) and face amount, and related expenses of the exchange.  Accordingly, future interest on these New Notes will not be reflected in interest expense.

The New Notes are subject to an indenture entered into on June 26, 2009 which includes a number of covenants that limit the ability of the Company and its restricted subsidiaries.  The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the indenture.  These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to it; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

The Company's credit facility entered into on June 27, 2006 provided for a $3.2 billion senior unsecured (subsequently secured as discussed below) credit facility (Credit Agreement) and was established in connection with the acquisition of Knight-Ridder, Inc. (the Acquisition).  At the closing of the Acquisition, the Company’s new Credit Agreement consisted of a $1.0 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolving credit facility are due on June 27, 2011.

In connection with the private debt exchange offer described above, the Company entered into an agreement on May 20, 2009 to amend the Credit Agreement which, among other things, allows the Company to use up to $60 million under its revolving credit facility to repurchase its 7.125% Notes due June 1, 2011 or its 4.625% Notes due November 1, 2014, subject to certain conditions.  The cash may also be used in connection with a debt exchange offer so long as any new notes issued in such an offer have a stated maturity of no earlier than July 1, 2014. In March and September 2008, amendments to the Credit Agreement were entered into which gave the Company additional flexibility in its bank covenants. Terms of the Credit Agreement are described below.  Pursuant to the latest amendment, the revolving credit facility will be reduced to $560 million from $600 million (to a total facility of $1.1 billion) in increments through December 31, 2009; and further reduced by $10 million through June 30, 2010. A further reduction of $125 million is required upon the sale by the Company of certain land in Miami, FL (the Miami land). As of June 28, 2009 the revolving credit facility was $595 million. The final maturity of the revolving credit commitment and the term loan remains June 27, 2011.

 The Company wrote off $0.4 million and $3.7 million of deferred financing costs in the first half of 2009 and 2008, respectively in connection with the amendments, which were recorded in interest expense in the consolidated statement of operations.

A total of $144.8 million was available under the revolving credit facility at June 28, 2009, all of which could be borrowed under the Company's current bank covenants.

Debt under the amended Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 325 basis points to 475 basis points, based upon the total leverage ratio (as defined in the Credit Agreement).   A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points, based upon the total leverage ratio. The Company currently pays interest on borrowings at a rate of 400 basis points over LIBOR and pays 62.5 basis points for commitment fees.

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.00 to 1.00 through maturity of the agreement. Quarterly covenants also include a maximum leverage ratio (as defined) of 7.00 to 1.00 from March 29, 2009 through September 26, 2010 and 6.25 to 1.00 from and after December 26, 2010.  Upon the sale by the Company of the Miami land, the applicable leverage ratio covenant will be reduced by 0.25 times. At June 28, 2009, the Company’s interest coverage ratio (as defined) was 2.77 to 1.00 and its leverage ratio (as defined) was 5.83 to 1.00 and the Company was in compliance with all financial debt covenants.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.

Advertising revenue results declined across the board in fiscal year 2008 and continued to decline in the first half of fiscal 2009. Declining revenues which are not offset by expense savings impact the Company’s interest coverage and leverage ratios. To address the revenue decline the Company implemented two restructuring plans in 2008, and a third one in early 2009.  If revenue declines continue beyond those currently anticipated, or other unforeseen adverse developments occur, the Company would seek to remain in compliance with debt covenants through further restructuring initiatives.

Substantially all of the Company’s subsidiaries (as defined in the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement.  The Company has granted a security interest to the agent under the Credit Agreement in assets that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the facility but the security interest excludes any land, buildings, machinery and equipment (PP&E) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company. In addition, the Credit Agreement includes various requirements for mandatory prepayments of bank debt from certain sources of cash; limitations on cash dividends allowed to be paid at certain leverage levels; and other covenants including limitations on additional debt and the ability to retire public bonds early, amongst other changes.

At June 28, 2009, the Company had outstanding letters of credit totaling $49.1 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.  As of June 30, 2009 the amount of letters of credit outstanding increased to $54.2 million.

The following table presents the approximate annual maturities of debt principal (excluding future interest), based upon the Company's required payments, for the next five years and thereafter (in thousands):

Year	Payments
2009	$-
2010	-
2011	1,117,305
2012	-
2013	-
Thereafter	905,219
Debt principal	2,022,524
Plus capitalized future interest	17,169
Less net discount	(73,000)
Total debt	$1,966,693

Shortly after the announcement of the debt exchange offer both S&P and Moody’s lowered the Company’s corporate credit ratings, as well as its rating on unsecured bonds and its senior bank credit facility subject to the completion of the exchange. As of June 30, 2009, the agencies issued ratings as described in the table below. The ratings downgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.

The following table summarizes the ratings of the Company’s debt instruments as of the date of the filing this Quarterly Report on Form 10-Q:

Debt Ratings
Credit Facility:
S & P	CC
Moody's	B1

Unsecured Notes:
S & P	C
Moody's	Caa3

Senior Notes:
S & P	C
Moody's	Caa1

Corp. Family Rating:
S & P	CC
Moody's	Caa2

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

The Company froze its pension plans as of March 31, 2009. Accordingly, the Company recorded a curtailment gain of $1.2 million in the three-month and $1.9 million in the six-month periods of 2009 related to the plan freeze.

The elements of pension costs for continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$920	$7,992	$4,462	$17,102
Interest cost	23,859	24,404	47,178	49,280
Expected return on plan assets	(24,962)	(28,279)	(49,188)	(56,601)
Prior service cost amortization	6	51	25	101
Actuarial (gain) loss	(7)	93	22	183
Curtailment (gain) loss	(1,224)	1,649	(1,900)	1,649
Net pension (benefit) expense	$(1,408)	$5,910	$599	$11,714

No material contributions were made to the Company's multi-employer plans for continuing operations for the three and six months ended June 28, 2009 and June 29, 2008.

The Company also provides for or subsidizes postretirement healthcare and certain life insurance benefits for certain employees and retirees.  The elements of postretirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$-	$(1)	$-	$27
Interest cost	457	532	1,081	1,116
Prior service cost amortization	(262)	(313)	(524)	(626)
Actuarial (gain) loss	(85)	(568)	(99)	(574)
Curtailment gain	-	(1,372)	-	(1,372)
Net postretirement expense (benefit)	$110	$(1,722)	$458	$(1,429)

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation.  On March 31, 2009, the Company temporarily suspended its matching contribution to the 401(k) plans. A new 401(k) plan was implemented on June 29, 2009 and replaced the Company’s previous 401(k) plans.  The new plan includes a Company match (once reinstated) and a supplemental contribution which will be tied to Company performance (as defined). The Company’s customary matching contributions to the 401(k) plans were $0.3 million and $3.2 million in the second fiscal quarters of 2009 and 2008, respectively and were $2.8 million and $6.0 million in the first half of 2009 and 2008, respectively.

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

    The Company's primary source of revenues is print and digital advertising, which accounted for 77.6% of the Company's revenues for the second fiscal quarter of 2009.  While percentages vary from year to year and from newspaper to newspaper, classified advertising revenues have steadily decreased as a percentage of total advertising revenues, primarily in the employment and real estate categories and to a lesser extent the automotive category.  Classified advertising revenues as a percentage of total advertising revenues have declined to 28.2% in the second fiscal quarter of 2009, compared to 33.3% in the second fiscal quarter of 2008, and to 38.5% in the second fiscal quarter of 2007, primarily as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand to digital products.

    While revenues from retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) has decreased year over year, retail advertising has steadily increased as a percentage of total advertising up to 52.7% in the second quarter of fiscal 2009 compared to 48.4% in the second fiscal quarter of 2008 and to 43.7% in the second fiscal quarter of 2007.

National advertising revenues as a percentage of total advertising revenues remained relatively similar year over year and contributed about 9.0% of total advertising revenues in both the second fiscal quarter of 2009 and 2008.  Direct marketing revenues and other advertising revenues made up the remainder of the Company's advertising revenues in the second fiscal quarter of 2009.

While included in the revenues described above, all categories of digital advertising are performing better than print advertising.  In total, revenues from digital advertising decreased 3.8% in the first half of 2009 compared to the first half of 2008 while print advertising revenues declined 33.3% over the same periods.   However, employment advertising revenues, which have been negatively affected by the economic downturn, are down substantially in both print and digital.  Excluding employment advertising, digital advertising revenues grew 24.7% in the quarter and 26.6% in the first half of fiscal 2009, compared to the same periods in fiscal 2008.  Also, digital advertising revenues represented 16.5% of total advertising revenues in the second fiscal quarter of 2009, up from 11.8% of total advertising revenues for the second quarter of 2008.

Circulation revenues increased to 19.0% of the Company's revenues in the second fiscal quarter of 2009 from 13.5% in the second fiscal quarter of 2008.  Most of the Company’s newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

See the following "Results of Operations" for a discussion of the Company's revenue performance and contribution by category for the three and six months ended June 28, 2009 and June 29, 2008.

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

Recent Events and Trends

Advertising Revenues:

Advertising revenues in the second quarter and first half of fiscal 2009 decreased as a result of the continuing weak economy and the secular shift in advertising demand from print to digital products.  Management believes a significant portion of the advertising downturn reflects the current economic cycle. See the revenue discussions in management’s review of “Results of Operations”.

Newsprint:

While on average newsprint prices in the first half of 2009 were higher than in the first half of 2008, newsprint prices fell in each month of 2009. Newsprint pricing is dependent on global demand and supply for newsprint.  Significant changes in newsprint prices can increase or decrease the Company's operating expenses and therefore, directly affect the Company’s operating results.  The impact of newsprint prices on the Company's financial results is discussed under "Results of Operations".

   Restructuring Plans:

    In June 2008 and again in September 2008, the Company announced plans to reduce its workforce, as the Company streamlined its operations and staff size.  The workforce in 2008 was reduced by approximately 2,500 positions.  The workforce reductions resulted in total severance costs of approximately $45 million which was accrued and largely paid in 2008.  Savings from the restructuring, including compensation savings, are expected to be approximately $200 million annually, and the Company expects about $140 million in savings to be realized during fiscal 2009.

   In March 2009, the Company announced additional restructuring efforts which included reducing the Company’s workforce by 15% or 1,600 full-time equivalent employees, the freezing of the Company’s pension plans and a temporary suspension of the Company matching contribution to the 401(k) plan as of March 31, 2009.  The Company’s restructuring plan also involved wage reductions across the company for additional savings. The Company’s chairman and chief executive officer (CEO) declined his 2008 and 2009 bonuses and other executive officers did not receive bonuses for 2008. In addition, effective March 30, 2009, the CEO’s base salary was reduced by 15%, other executive officers' salaries were cut by 10%, and no bonuses will be paid to any executive officers for 2009. In addition, the Company reduced the cash compensation, including retainers and meeting fees, paid to its directors by approximately 13%, and the directors declined any stock awards for 2008 and 2009.  Much of the expected expense reductions from this plan, which are largely permanent in nature, began to be realized in the second quarter of 2009.  A total of $23.7 million in severance related costs associated with this restructuring plan were incurred through June 28, 2009 and were largely paid by the end of  the second quarter of 2009.

   Debt Exchange Offers and Related 2009 Bank Credit Agreement Amendment:

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

    On May 21, 2009, the Company launched a private debt exchange offer for all of its outstanding debt securities for a combination of cash and newly issued 15.75% senior notes due July 15, 2014 (New Notes). The New Notes are senior unsecured obligations and will be guaranteed by McClatchy’s existing and future material domestic subsidiaries. The exchange closed on June 26, 2009 and the Company exchanged $3.4 million in cash and $24.2 million of New Notes.  In exchange for the cash and New Notes the Company retired the following outstanding principal amount of debt securities maturing in the respective years: $3.3 million in 2011 notes, $11.1 million in 2014 notes, $53.4 million in 2017, $10.8 million in 2027 debentures and $23.8 million in 2029 debentures. The Company recorded a pre-tax gain of approximately $44.8 million in the second fiscal quarter of 2009. The gain was equal to the carrying amount of the exchanged securities less the total future cash payments of the New Notes, including both payments of interest and face amount, and related expenses of the exchange.

In connection with the debt tender offer described above, the Company entered into an agreement on May 20, 2009 to amend the Credit Agreement which, among other things, allows it to use its revolving credit facility for up to $60 million to repurchase its 7.125% Notes due June 1, 2011 or its 4.625% Notes due November 1, 2014, subject to certain conditions.

See additional discussion of the impact of these capital transactions on the Company’s results of operations and financial position in Note 4 to the consolidated financial statements and the Liquidity and Capital Resources discussion below.

Equity Investments:

On March 31, 2008, the Company, along with the other general partners of SP Newsprint Co. (SP), completed the sale of SP, of which the Company was a one-third owner.  The Company recorded a gain on the transaction in the second fiscal quarter of 2008 of $32.0 million.  In May 2009, the Company settled post-closing working capital adjustments resulting in an additional $0.9 million in expenses which were recorded in the second fiscal quarter of 2009. The Company used the $55 million of proceeds it received from the sale to reduce debt in the second fiscal quarter of 2008 and received $5 million of proceeds on March 2, 2009 that had been recorded as a long-term receivable, which was used to reduce debt.

On June 30, 2008 (the first day of the Company’s third fiscal quarter), the Company sold its 15.0% ownership interest in ShopLocal, LLC for $7.9 million and used the proceeds to reduce debt.  The Company reduced its carrying value of ShopLocal to match the sales price. In addition, Classified Ventures, LLC identified potential goodwill impairment at a real estate-related reporting unit and as a result, the Company recognized an estimated charge related to this investment in the second fiscal quarter of 2008.  The final charge was determined and recorded in the second half of 2008 when Classified Ventures completed its impairment analysis. The total non-cash pre-tax charges related to impairments of internet investments, including ShopLocal and Classified Ventures, in the second fiscal quarter of 2008 were $21.5 million.

NYSE Listing:

McClatchy was notified on February 4, 2009 by the New York Stock Exchange (the “NYSE”) that it is not in compliance with the NYSE’s continued listing standards. The Company’s average share price over the previous 30 trading days was $0.98, which is below the NYSE’s quantitative listing standards of a minimum of $1.00 per share. On June 30, 2009, the NYSE announced that the Securities and Exchange Commission approved the temporary suspension of the share price requirement through July 31, 2009; hence the Company has until January 7, 2010 to become compliant with the listing standard.

On April 14, 2009, the Company was notified that it is considered below the criteria established by the NYSE because its total market capitalization had been less than $75 million over a consecutive 30-day trading period and its reported shareholders’ equity in its Annual Report on Form 10-K for the fiscal year ended December 28, 2008 was less than $75 million. On June 2, 2009 the Company was notified that the NYSE received approval from the SEC to amend the NYSE’s continued listing standard applicable to average market capitalization and shareholders equity through October 31, 2009.  The average market capitalization requirement has been lowered from no less than $75 million over a 30-trading-day period to no less than $50 million over a 30-trading-day period and the stockholders’ equity requirement has been lowered from no less than $75 million to no less than $50 million. As a result of these changes, the Company is now considered in compliance under the NYSE’s amended continued listing standard for market capitalization and stockholders’ equity.

RESULTS OF OPERATIONS

Second Fiscal Quarter of 2009 Compared to Second Fiscal Quarter of 2008

    The Company reported income from continuing operations in the second fiscal quarter of 2009 of $42.0 million, or $0.50 per share, compared to $20.1 million, or $0.24 per share in the second fiscal quarter of 2008.  Earnings included, among other items, an after-tax gain of $28.3 million on the extinguishment of debt and $7.4 million (after-tax) of accelerated depreciation on equipment related to outsourcing printing at various newspapers in the second fiscal quarter of 2009. The Company’s total net income was $42.2 million, or $0.50 per share including discontinued operations in the second fiscal quarter of 2009, compared to $19.7 million, or $0.24 per share in the second fiscal quarter of 2008.

    Earnings in the second fiscal quarter of 2008 were positively impacted by a net of $2.7 million in after-tax items including the impact of: a $19.4 million after-tax gain on the sale of a one-third interest in SP Newsprint Company (SP), a $12.3 million after-tax gain on the extinguishment of debt related to a second quarter 2008 bond tender, and were negatively impacted by $13.2 million in after-tax charges related to implementing a previously announced restructuring plan, $13.5 million in after-tax impairment charges of certain internet investments and a $2.2 million charge for tax expense related to certain discrete tax items.

Revenues:

    Revenues in the second fiscal quarter of 2009 were $365.3 million, down 25.4% from revenues of $489.7 million in the second fiscal quarter of 2008.  Advertising revenues were $283.7 million, down 30.2% from advertising in the second fiscal quarter of 2008, and circulation revenues were $69.4 million, up 5.0%.

The following summarizes the Company's revenues by category, which compares the second fiscal quarter of 2009 with the second fiscal quarter of 2008 (dollars in thousands):

	Quarter Ended
	June 28, 2009	June 29, 2008	% Change
Advertising:
Retail	$149,442	$196,497	-23.9
National	24,141	36,682	-34.2
Classified:
Auto	23,627	35,997	-34.4
Employment	15,148	40,423	-62.5
Real estate	18,692	34,412	-45.7
Other	22,690	24,312	-6.7
Total classified	80,157	135,144	-40.7
Direct marketing
and other	29,921	38,005	-21.2
Total advertising	283,661	406,328	-30.2
Circulation	69,351	66,055	5.0
Other	12,323	17,300	-28.8
Total revenues	$365,335	$489,683	-25.4

    Retail advertising decreased $47.1 million, or 23.9% from the second fiscal quarter of 2008, primarily reflecting the impact of the economic recession.  Print retail run of press (ROP) advertising decreased $37.3 million, or 34.6% and preprint advertising decreased $15.4 million, or 20.1%.  Digital retail advertising increased $5.7 million, or 48.1% from the second fiscal quarter of 2008.

    National advertising decreased $12.5 million, or 34.2% from the second fiscal quarter of 2008. The declines in total national advertising were reflected across many segments in this category of advertising.  However, digital national advertising increased $1.1 million, or 26.9% from the 2008 quarter.

    Classified advertising decreased $55.0 million, or 40.7% from the second fiscal quarter of 2008.  Print classified advertising declined $46.8 million, or 45.4%, while digital classified advertising decreased $8.2 million, or 25.7%. The digital advertising decline resulted primarily from lower employment advertising.  Digital automotive and real estate categories declined less than the employment category on a relative basis because the employment category has been hit harder by the recession.   A review of the major classified categories follows:

•
Automotive advertising decreased $12.4 million, or 34.4% from the second fiscal quarter of 2008, reflecting an industry-wide trend.  Print automotive advertising declined 43.9%, while digital automotive advertising declined 3.1% from the 2008 quarter.

•
Real estate advertising decreased $15.7 million, or 45.7% from the second fiscal quarter of 2008, also an industry-wide trend.  In total, print real estate advertising declined 52.2%, while digital advertising fell by 2.4%.

•
Employment advertising decreased $25.3 million, or 62.5% from the second fiscal quarter of 2008, reflecting a national slowdown in hiring and therefore, employment advertising.  The declines were reflected both in print employment advertising, down 68.0%, and online employment advertising, down 54.8%.

    Digital advertising revenues, which are included in each of the advertising categories discussed above, totaled $46.7 million in the second fiscal quarter of 2009, a decrease of 2.9% as compared to the second fiscal quarter of 2008.  However, excluding employment advertising, the category most affected by the current cyclical slowdown, digital advertising grew 24.7% compared to the second fiscal quarter of 2008.

    Direct marketing decreased $8.2 million, or 21.8% from the second fiscal quarter of 2008 reflecting the same trends as retail advertising discussed above.

    Circulation revenues increased $3.3 million, or 5.0% from the second fiscal quarter of 2008, primarily reflecting higher circulation prices at most newspapers, partially offset by lower circulation volumes.  Average paid daily circulation declined 12.4% and Sunday circulation was down 8.5% in the second fiscal quarter of 2009.  The Company expects circulation volumes to remain lower in fiscal 2009 compared to fiscal 2008 reflecting primarily the Company’s focus on reducing costly circulation programs deemed to be of lesser value to its advertising customers and, to a lesser extent, changes in readership trends. However, price increases are expected to more than offset the impact of volume declines, resulting in circulation revenue growth.

     Operating Expenses:

    Operating expenses in 2009 and 2008 include restructuring charges and the 2009 amounts include accelerated depreciation on equipment related to the outsourcing of printing at various newspapers (collectively considered “unusual items”). The following table summarizes operating expenses, excluding the impact of these unusual items on operating expenses in the 2009 and 2008 quarters (in thousands):

	Three Months Ended
	June 28,	June 29,
	2009	2008	change
Operating expenses as reported	$320,547	$445,968	$(125,421)
Less unusual items	14,581	23,312	(8,731)
Operating expenses excluding unusual items	$305,966	$422,656	(116,690)

Compensation expense	$140,127	$229,057	(88,930)
Less compensation-related restructuring charges	4,017	23,312	(19,295)
Compensation excluding restructuring charges	$136,110	$205,745	(69,635)

Non-GAAP measures should not be considered a substitute for GAAP measures. However, operating expenses excluding unusual items provides meaningful supplemental information about the Company’s underlying results of operations, and management believes it assists investors and financial analysts in analyzing and forecasting future periods.

     Operating expenses in the second quarter of fiscal 2009 decreased by $125.4 million compared to the second quarter of fiscal 2008.  Operating expenses in the second quarter of 2009 included $4.0 million in compensation-related restructuring charges and $10.6 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. Operating expenses in the second quarter of 2008 included $23.3 million in severance and benefit plan curtailment gain related to its restructuring plans. Operating expenses in 2009 excluding the restructuring items and the accelerated depreciation decreased $116.7 million, or 27.6% from the 2008 quarter.

Compensation expenses decreased $88.9 million, or 38.8% from the second fiscal quarter of 2008 and included the restructuring charges discussed above which were higher in the 2008 quarter than in the 2009 quarter.  Excluding the effect of restructuring charges, compensation expense was down $69.6 million, or 33.8%. Excluding the restructuring charges, payroll was down 32.4% and fringe benefits costs declined 40.4%.  Average headcount decreased 31.3% from the second quarter of 2008 and retirement and medical costs were also down.

Newsprint and supplement expense was down 29.1% with newsprint expense down 30.7%, primarily reflecting lower newsprint usage.  Supplement expense was down 20.5%.  Depreciation and amortization expenses increased $7.0 million from the second fiscal quarter of 2008 and include the $10.6 million in accelerated depreciation on production equipment. Other operating costs were down $24.5 million, or 21.2%, reflecting Company-wide cost controls.

Interest:

Interest expense for continuing operations was $34.3 million for the second fiscal quarter of 2009, down 6.4% from the 2008 quarter primarily reflecting lower interest rates and debt balances.  Interest expense in the 2009 fiscal quarter included a $0.4 million charge related to the write off of deferred financing costs as a result of the amendment to the Company’s bank credit agreement as of May 20, 2009.  Excluding the 2009 write-off from the second quarter, interest expense declined 7.4% as compared to the second quarter of 2008.

Equity (Loss) Income:

Income from unconsolidated investments was $2.5 million in the second fiscal quarter of 2009 compared to a loss of $0.4 million in the second fiscal quarter of 2008, due primarily to improved financial results at the internet-related companies in which the Company has ownership interests.

The Company sold SP at the beginning of the second fiscal quarter of 2008 and recorded a gain on the sale of $32.0 million. In May 2009, the Company settled post-closing working capital adjustments resulting in an additional $0.9 million in expenses which were recorded in the second fiscal quarter of 2009. In addition the Company recorded charges totaling $21.5 million in the second fiscal quarter of 2008 related to estimated impairments of certain internet investments.

For an expanded discussion of transactions and events related to the Company’s less than 50% owned companies, see Note 3 to the consolidated financial statements.

Gain on Extinguishment of Debt

In the second fiscal quarter of 2009, the Company recorded a pre-tax gain on the extinguishment of debt of $44.8 million relating to a private bond exchange offer for cash and 15.75% senior notes due July 15, 2014.  In the second fiscal quarter of 2008, the Company recorded a pre-tax gain on the extinguishment of debt of $19.5 million relating to a bond tender offer for cash. For further information, see Note 4 to the consolidated financial statements.

Income Taxes:

The income tax rate from continuing operations in the second fiscal quarter of 2009 was 25.9% compared to 46.1% in 2008.  The rate in the second fiscal quarter of 2009 was impacted primarily by state income tax accruals, various discrete tax adjustments, and an adjustment of tax expense to reflect the change from the first quarter benefit tax rate of 21.4% to the revised year-to-date effective tax rate of 50.8% for the first six months of 2009.

First Six Months of 2009 Compared to First Six Months of 2008

The Company reported income from continuing operations in the first six months of 2009 of $4.3 million, or $0.05 per share, compared to $19.1 million, or $0.23 per share in 2008.   The Company’s net income was $4.7 million, or $0.06 per share including discontinued operations in the first six months of 2009, compared to $18.8 million, or $0.23 per share in the first six months of 2008.  Net income in both years was impacted by the events discussed in the quarterly results above.

Revenues:

Revenues in the first six months of 2009 were $731.0 million, down 25.3% from revenues of $978.0 million in 2008.  Advertising revenues were $568.4 million, down 29.9% from advertising in the first six months of 2008, and circulation revenues were $137.8 million, up 2.9%.

The following summarizes the Company's revenues by category, which compares the first six months of 2009 with the first six months of 2008 (dollars in thousands):

	Six Months Ended
	June 28, 2009	June 29, 2008	% Change
Advertising:
Retail	$297,257	$387,255	-23.2%
National	51,695	74,907	-31.0%
Classified:
Auto	47,501	71,383	-33.5%
Employment	32,342	86,864	-62.8%
Real estate	38,430	69,835	-45.0%
Other	43,435	47,273	-8.1%
Total classified	161,708	275,355	-41.3%
Direct marketing
and other	57,690	72,834	20.8%
Total advertising	568,350	810,351	-29.9%
Circulation	137,831	133,919	2.9%
Other	24,779	33,696	-26.5%
Total revenues	$730,960	$977,966	-25.3%

    Retail advertising decreased $90.0 million or 23.2% from the first six months of 2008 and largely reflected the factors discussed in the quarterly results above.    Print ROP advertising decreased $71.0 million or 33.1% from the first six months of 2008 and preprint advertising decreased $30.1 million or 19.9% from the first six months of 2008.  Online retail advertising increased $11.0 million or 50.7% from the first six months of 2008 driven by increased banner and display advertisements.

    National advertising revenues decreased $23.2 million or 31.0% from the first six months of 2008. The declines in total national advertising were primarily in the telecommunications and to a lesser extent in the national automotive categories.  Online national advertising increased $2.5 million or 31.2% from the first six months of 2008.

    Classified advertising revenues decreased $113.6 million or 41.3% from the first six months of 2008 and was impacted by generally the same factors discussed in the quarterly results above.  Print classified advertising declined $96.6 million or 45.7%, while digital classified advertising decreased $17.1 million or 26.7% from the first six months of 2008 due almost entirely to a decline in digital employment advertising.  More specifically:

•	Real estate advertising decreased $31.4 million or 45.0% from the first six months of 2008. In total, print real estate advertising declined 51.5%, while online advertising grew 1.7%.
•
Automotive advertising decreased $23.9 million or 33.5% from the first six months of 2008, reflecting lower automotive sales and the consolidation of automotive dealers.  Print automotive advertising declined 42.8%, while online advertising was down 1.7%.

•
Employment advertising decreased $54.5 million or 62.8% from the first six months of 2008 reflecting a national slowdown in hiring and therefore employment advertising.  The declines were reflected both in print employment advertising, down 67.7%, and online employment advertising, down 55.3%.

    Online advertising revenues, which are included in each of the advertising categories discussed above, totaled $90.1 million in the first six months of 2009, a decrease of 3.8% as compared to the first six months of 2008.  Excluding employment advertising that has been particularly hard hit by the economic down turn, online advertising grew 26.6% in the first half of 2009.

    Direct marketing advertising decreased $15.2 million or 21.1% from the first six months of 2008 reflecting the overall slow advertising environment in 2009.

    Circulation revenues increased $3.9 million or 2.9% from the first six months of 2008, primarily reflecting the impact of increases in circulation prices; partially offset by lower circulation volumes.  The Company expects circulation volumes to remain lower in fiscal 2009 compared to fiscal 2008 reflecting primarily the Company’s focus on reducing costly circulation programs deemed to be of lesser value to its advertising customers and, to a lesser extent, changes in readership trends.  However, price increases are expected to more than offset the impact of volume declines, resulting in circulation revenue growth.

Operating Expenses:

Operating expenses in 2009 and 2008 include restructuring charges and the 2009 amounts include accelerated depreciation on equipment related to the outsourcing of printing at various newspapers (collectively considered “unusual items”). The following table summarizes operating expenses, excluding the impact of these unusual items on operating expenses in the 2009 and 2008 (in thousands):

	Six Months Ended
	June 28,	June 29,
	2009	2008	change
Operating expenses as reported	$697,034	$877,517	$(180,483)
Less unusual items	34,309	25,408	8,901
Operating expenses excluding unusual items	$662,725	$852,109	(189,384)

Compensation expense	$323,435	$447,910	(124,475)
Less restructuring charges	23,745	25,408	(1,663)
Compensation excluding restructuring charges	$299,690	$422,502	(122,812)

Non-GAAP measures should not be considered a substitute for GAAP measures. However, operating expenses excluding unusual items provides meaningful supplemental information about the Company’s underlying results of operations, and management believes it assists investors and financial analysts in analyzing and forecasting future periods.

Operating expenses decreased $180.5 million, or 20.6%, from the first six months of 2008, as the Company continued to reduce costs to mitigate the impact of revenue declines. Operating expenses in the first half of fiscal 2009 included $23.7 million in severance and benefit plan curtailment gain related to the Company’s continued restructuring program and $10.6 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. Operating expenses in the first half of 2008 included $25.4 million in severance and benefit plan curtailment gain related to the Company’s restructuring plans. Operating expenses excluding the restructuring items and accelerated depreciation decreased $189.3 million, or 22.2%, from the 2008 period.

Compensation expenses decreased $124.5 million, or 27.8% from 2008 and included the restructuring charges discussed above.  Excluding the effect of restructuring charges in each year, compensation expense was down $122.8 million, or 29.1%.

Newsprint and supplement expense was down 19.9% primarily reflecting declines in newsprint usage. Newsprint expense was down 19.6% while supplement expense was down 21.4%.  Depreciation and amortization expenses were up $4.9 million from the first six months of 2008 reflecting the impact of the $10.6 million accelerated depreciation on equipment, which was partially offset by lower depreciation on other assets as useful lives expired.  Other operating costs were down 15.6%, reflecting company-wide cost controls.

Interest:

Interest expense for continuing operations declined $13.7 million, or 16.7%, from the first six months of 2008.  Interest expense in the 2009 fiscal quarter included a $0.4 million charge related to the write off of deferred financing costs as a result of the amendment to the Company’s bank credit agreement as of May 20, 2009, while interest in the 2008 fiscal first half included a $3.4 million charge for an amendment as of March 29, 2008.  Excluding these changes, interest expense declined $10.7 million, or 13.6% as compared to the first half of 2008 reflecting lower interest rates and debt balances.

Equity Income (Loss):

Losses from unconsolidated investments were $0.7 million in the first six months of 2009 compared to $13.5 million in the same period in 2008 and were impacted by the same factors discussed in the quarterly review above and the inclusion of results of SP in the first quarter of 2008.

See the quarterly review above for the impact of the sale of SP and impairment-related charges on certain internet investments and Note 2 to the consolidated financial statements for an expanded discussion of transactions and events related to the Company’s less than 50% owned investments.

Gain on Extinguishment of Debt

In June 2009, the Company recorded a pre-tax gain on the extinguishment of debt of $44.8 million relating to a private bond exchange offer for cash and 15.75% senior notes due July 15, 2014. In May 2008, the Company recorded a pre-tax gain on the extinguishment of debt of $19.5 million relating to a bond tender offer.  For further information, see Note 4 to the consolidated financial statements.

Income Taxes:

The income tax rate for the first half of 2009 from continuing operations was 50.8% compared to 47.9% in 2008 and was impacted by the state tax accruals and the discrete tax adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $4.8 million as of June 28, 2009.  The Company generated $50.7 million of cash from operating activities from continuing operations in the first fiscal half of 2009 compared to $139.9 million in 2008.  The decrease in cash from operating activities in 2009 primarily relates to lower advertising revenues and receipts in 2009 and is partially offset by lower expenses and payments.  The Company used $6.8 million in cash from discontinued operations primarily to pay an income tax settlement related to one of its divested newspapers. In 2008, the Company generated $184.2 million in cash from discontinued operations due primarily to the receipt of a tax refund related to the sale of the Minneapolis Star Tribune newspaper.

The Company generated $3.8 million of cash from investing activities primarily due to the receipt of $7.7 million in sales proceeds from selling various assets and $4.1 million received in 2009 from the 2008 sale of its interest in the SP Newsprint Company. These sources were partially offset by purchases of property, plant and equipment totaling $8.0 million and other items. In 2008, investing activities provided $42.8 million in cash primarily due to the receipt of $55.3 million from the sale of SP offset by the purchase of property, plant and equipment totaling $12.2 million.  The Company used the proceeds it received from the sale of SP to reduce debt in the second quarter of 2008.

As part of the acquisition of Knight Ridder, Inc. in 2006, the Company acquired 10 acres of land in Miami, Florida.  Such land is under contract to be sold for gross proceeds of $190.0 million pursuant to a March 2005 sale agreement.  The contract was amended on December 30, 2008, and pursuant to the Amendment, the parties agreed to extend the closing date of the sale from December 31, 2008 to June 30, 2009.  The buyer had the right to extend the closing date for up to an additional six months to December 31, 2009, conditioned upon an increase in the termination fee payable to McClatchy in the event the transaction fails to close from $2 million to $6 million.  In addition, under the terms of the amendment, the buyer relinquished its right of first refusal to purchase The Miami Herald’s building and underlying land, which right was included in the agreement.  The amendment did not affect the purchase price under the original agreement which remained $190 million.  McClatchy had received $10 million in non-refundable deposits from the buyer which will be applied toward the purchase price. On June 30, 2009, the buyer exercised its option to extend the date for closing from June 30, 2009, to a date on or before December 31, 2009.

During the second quarter of fiscal 2009, the Company repaid $31 million in bonds due on April 15, 2009.  The Company also paid an aggregate of $6.4 million in cash ($3.4 million in payments to bondholders) and related expenses and issued $24.2 million of 15.75% senior notes due July 15, 2014 in total consideration to retire $102.8 million in publicly traded debt securities in its June 2009 private exchange offer. See Note 4 and the discussion under “Debt and Related Matters” below for more detail on this transaction. In the second quarter of fiscal 2008, the Company used $283.2 million, including offering expenses, to complete a tender for a portion of its bonds (see Note 4 to the consolidated financial statements) and the remainder of its financing uses of cash in 2008 was primarily for repayment of bank debt.  In 2008, the Company retired $300 million of notes (discussed below), repaid $68.9 million of bank debt in the first half of 2008 and paid $3.3 million in financing costs relating to amending the Credit Agreement in the first quarter of 2008.

The Company drew $9.4 million of cash from its revolving line of credit and paid $14.9 million in dividends in the first half of fiscal 2009.  No other dividend payments are expected to be declared or paid in 2009.  The Company suspended its dividend after the payment of the first quarter dividend in 2009. In addition, the Company is restricted from paying dividends after June 2009 if its leverage ratio (as defined in its Credit Agreement) is greater than 3.0 to 1.0. The Company paid $29.6 million in dividends in the first half of 2008.

While the Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the current liquidity needs of the Company, including currently planned capital expenditures.  The Company’s Credit Agreement and 2011 notes mature in the second fiscal quarter of 2011 and the Company will seek to refinance this debt prior to maturity.  In addition, the Company may continue to be opportunistic in reducing debt by pursuing cash repurchases of its notes and/or note exchanges.

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

 On May 21, 2009, the Company launched a private debt exchange offer for all of its outstanding debt securities for a combination of cash and newly issued 15.75% senior notes due July 15, 2014 (New Notes). The New Notes are senior unsecured obligations and are guaranteed by McClatchy’s existing and future material domestic subsidiaries. The exchange closed on June 26, 2009 and the Company exchanged $3.4 million in cash and $24.2 million of New Notes.  In exchange for the cash and New Notes the Company retired the following outstanding principal amount of debt securities maturing in the respective years: $3.8 million in 2011 notes, $11.1 million in 2014 notes, $53.4 million in 2017, $10.8 million in 2027 debentures and $23.8 million in 2029 debentures. The Company recorded a pre-tax gain of approximately $44.8 million in the second fiscal quarter of 2009. The gain was equal to the carrying amount of the exchanged securities, less the total future cash payments of the New Notes, including both payments of interest and face amount, and related expenses of the exchange.

The New Notes are subject to an indenture entered into on June 26, 2009 which includes a number of covenants that limit the ability of the Company and its restricted subsidiaries.  The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the indenture.  These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to it; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

The Company's credit facility entered into on June 27, 2006 provided for a $3.2 billion senior unsecured (subsequently secured as discussed below) credit facility (Credit Agreement) and was established in connection with the acquisition of Knight-Ridder, Inc. (the Acquisition).  At the closing of the Acquisition, the Company’s new Credit Agreement consisted of a $1.0 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolving credit facility are due on June 27, 2011.

In connection with the private debt exchange offer described above, the Company entered into an agreement on May 20, 2009 to amend the Credit Agreement which, among other things, allows the Company to use up to $60 million under its revolving credit facility to repurchase its 7.125% Notes due June 1, 2011 or its 4.625% Notes due November 1, 2014, subject to certain conditions.  The cash may also be used in connection with a debt exchange offer so long as any new notes issued in such an offer have a stated maturity of no earlier than July 1, 2014. In March and September 2008, amendments to the Credit Agreement were entered into which gave the Company additional flexibility in its bank covenants. Terms of the Credit Agreement are described below.  Pursuant to the latest amendment, the revolving credit facility will be reduced to $560 million from $600 million (to a total facility of $1.1 billion) in increments through December 31, 2009; and further reduced by $10 million through June 30, 2010. A further reduction of $125 million is required upon the sale by the Company of certain land in Miami, FL (the Miami land). As of June 28, 2009, the revolving credit facility was $595 million. The final maturity of the revolving credit commitment and the term loan remains June 27, 2011.

 The Company wrote off $0.4 million and $3.7 million of deferred financing costs in the first half of 2009 and 2008, respectively in connection with the amendments, which were recorded in interest expense in the consolidated statement of operations.

A total of $144.8 million was available under the revolving credit facility at June 28, 2009, all of which could be borrowed under the Company's current bank covenants. The Company issued new letters of credit for $5.1 million on June 30, 2009 and the amount available for borrowing under the revolving credit facility was $143.5 million as of that date.

Debt under the amended Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 325 basis points to 475 basis points, based upon the total leverage ratio (as defined in the Credit Agreement).   A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points, based upon the total leverage ratio. The Company currently pays interest on borrowings at a rate of 400 basis points over LIBOR and pays 62.5 basis points for commitment fees.

The amended Credit Agreement contains quarterly financial covenants including a minimum interest coverage ratio (as defined) of 2.00 to 1.00 through maturity of the agreement. Quarterly covenants also include a maximum leverage ratio (as defined in the Credit Agreement) of 7.00 to 1.00 from June 28, 2009 through September 26, 2010 and 6.25 to 1.00 from and after December 26, 2010.  Upon the sale by the Company of the Miami land, the applicable leverage ratio covenant will be reduced by 0.25 times. At June 28, 2009, the Company’s interest coverage ratio (as defined) was 2.77 to 1.00 and its leverage ratio (as defined) was 5.83 to 1.00 and the Company was in compliance with all financial debt covenants.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.

Advertising revenue results declined in fiscal year 2008 and continued to decline in the first half of 2009. Declining revenues that are not offset by expense savings impact the Company’s interest coverage and leverage ratios. To offset the revenue declines, the Company implemented two restructuring plans in 2008 which the Company estimates will save $200 million in expenses on an annual basis. Management believes that $60 million of the savings have been realized in 2008 and approximately $140 million will be achieved during 2009.

The Company also implemented additional restructuring initiatives early in the second quarter of 2009. The restructuring plans have included a combination of reductions in staff of up to 1,600 positions, consolidating functions and outsourcing certain functions. In addition the Company froze its defined benefit pension plans, suspended its 401(k) matching contributions and implemented salary reductions, among other steps. Please see “Recent Events and Trends”, section entitled “Restructuring Plans” for an expanded discussion of these restructuring initiatives.  If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

Substantially all of the Company’s subsidiaries (as defined in the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement.  The Company has granted a security interest to the agent under the Credit Agreement in assets that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the facility but the security interest excludes any land, buildings, machinery and equipment (PP&E) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company. In addition, the Credit Agreement includes requirements for mandatory prepayments of bank debt from certain sources of cash; limitations on cash dividends allowed to be paid at certain leverage levels; and other covenants including limitations on additional debt and the ability to retire public bonds early, amongst other changes.

At June 28, 2009, the Company had outstanding letters of credit totaling $49.1 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.  As of June 30, 2009, the amount of letters of credit outstanding increased to $54.2 million.

Shortly after the announcement of the debt exchange offer both S&P and Moody’s lowered the Company’s corporate credit ratings, as well as its rating on unsecured bonds and its senior bank credit facility subject to the completion of the exchange. As of June 30, 2009, the agencies issued ratings as described in the table below. The ratings downgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.

The following table summarizes the ratings of the Company’s debt instruments as of the date of the filing this Quarterly Report on Form 10-Q:

Debt Ratings
Credit Facility:
S & P	CC
Moody's	B1

Unsecured Notes:
S & P	C
Moody's	Caa3

Senior Notes:
S & P	C
Moody's	Caa1

Corp. Family Rating:
S & P	CC
Moody's	Caa2

 Contractual Obligations:

The Company increased its long-term contractual obligations by $11.3 million from fiscal year-end 2008 for commitments related primarily to outsourcing agreements for various production activities.

The Company decreased its pension obligations by approximately $49.8 million from year-end 2008 as the qualified pension plan and certain postretirement plans were revalued as of January 31, 2009 in connection with the freezing of the pension plans. See Note 5 to the consolidated financial statements above for more discussion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Credit Agreement bears interest at the LIBOR plus a spread ranging from 325 basis points to 475 basis points, based upon the total leverage ratio.   A hypothetical 25 basis point change in LIBOR for a fiscal year would increase or decrease annual net income by $1.5 million to $2.0 million based on the current amounts outstanding under the Credit Agreement.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s primary source of revenues is advertising, followed by circulation revenues. In recent years, the advertising industry generally has experienced a secular shift toward internet advertising and away from other traditional media. In addition, the Company’s circulation has declined over the last two years, reflecting general trends in the newspaper industry including consumer migration toward the internet and other media for news and information. The Company has attempted to take advantage of the growth of online media and advertising by operating local internet sites in each of its daily newspaper markets, but faces increasing competition from other online sources for both advertising and circulation revenues. This increased competition has had and is expected to continue to have an adverse effect on the Company’s business and financial results, including negatively impacting revenues and margins.

Weak general economic and business conditions subject the Company to risks of declines in advertising revenues.

The United States economy is undergoing an extended period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence have weakened the economic climate in all of the markets in which the Company does business and have had and are expected to continue to have an adverse effect on the Company’s advertising revenues. Classified advertising revenues have continued to decline since late 2006 and advertising results declined across the board in 2008, through the second quarter of 2009 and into the third quarter of 2009.  To the extent these economic conditions continue or worsen, the Company’s business and advertising revenues will be adversely affected, which could negatively impact the Company’s operations and cash flows and the Company’s ability to meet the covenants in its existing senior secured credit agreement.

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

McClatchy was notified on February 4, 2009 by the New York Stock Exchange (the “NYSE”) that it is not in compliance with the NYSE’s continued listing standards. The Company’s average share price over the previous 30 trading days was $0.98, which is below the NYSE’s quantitative listing standards of a minimum of $1.00 per share. On June 30, 2009, the NYSE announced that the Securities and Exchange Commission approved the temporary suspension of the share price requirement through July 31, 2009; hence the Company has until January 7, 2010 to become compliant with the listing standard.  While the Company has provided notice to the NYSE that it intends to become compliant within the cure period, the Company can provide no assurance that it will be able to do so.  Even if such minimum stock price is achieved and maintained, the Company may be unable to continue to satisfy the NYSE’s other qualitative and quantitative listing standards for continued listing or the NYSE’s right to take more immediate listing action in the event that McClatchy’s stock trades at levels that are viewed as “abnormally low” on a sustained basis or based on other qualitative factors.  If the Company is unsuccessful in curing its non-compliance or is de-listed for other reasons, its stock could be traded in an over-the-counter or pink sheet basis which would be less liquid than a more established stock exchange. Such limited trading could negatively impact the share price of the Company’s Class A common stock and lower the value of the Company’s equity.

On April 14, 2009, the Company was notified that it is considered below the criteria established by the NYSE because its total market capitalization had been less than $75 million over a consecutive 30-day trading period and its reported shareholders’ equity in its Report on Form 10-K for the fiscal year ended December 28, 2008 was less than $75 million. On June 2, 2009, the Company was notified that the NYSE received approval from the Securities and Exchange Commission (SEC) to amend the NYSE’s continued listing standard applicable to average market capitalization and shareholders equity through October 31, 2009.  The average market capitalization requirement has been lowered from no less than $75 million over a 30-trading-day period to no less than $50 million over a 30-trading-day period and the stockholders’ equity requirement has been lowered from no less than $75 million to no less than $50 million. As a result of these changes, McClatchy is now considered in compliance under the NYSE’s amended continued listing standard for market capitalization and stockholders’ equity.

The Company has $2.0 billion in total consolidated debt, which subjects the Company to significant interest and credit risk.

As of June 28, 2009, the Company had approximately $2.0 billion in total consolidated debt outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Debt service costs are subject to interest rate changes as well as any changes in the Company’s leverage ratio (ratio of debt to operating cash flow as defined in the Company’s existing senior secured credit agreement with its banks). Higher leverage ratios could increase the level of debt service costs and also affect the Company’s future ability to refinance maturing debt, or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.  On June 30, 2009, Standard & Poor’s lowered its corporate credit rating on the Company to ‘CC’ from ‘CCC+’, with a negative rating outlook, and the ratings on the Company’s bonds were lowered from ‘CCC-’ to ‘C’ (including the newly issued senior notes).  On June 30, 2009, Moody’s lowered its corporate credit rating on the Company to ‘Caa2’ from ‘Caa1’, with a negative rating outlook, and the ratings on the Company’s unsecured bonds were lowered from ‘Caa2’ to ‘Caa3’ and Moody’s issued a “Caa1” rating on the Company’s newly issued senior notes.

Potential disruptions in the credit markets could adversely affect the availability and cost of short-term funds for liquidity requirements, and could adversely affect the Company’s access to capital or to obtain financing at reasonable rates and its ability to refinance existing debt at reasonable rates or at all.

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

As of June 30, 2009, the Company had approximately $2.0 billion in long-term debt, of which slightly less than $1 billion was in the form of borrowings under bank credit facilities maturing in 2011.  The balance was in the form of unsecured publicly traded notes maturing in part in 2011, 2014, 2017, 2027 and 2029, with aggregate outstanding principal amounts of $166 million, $169 million, $347 million, $89 million and $276 million, respectively; and senior notes totaling $24.2 million in principal which are also due in 2014. While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced.  Access to the capital markets for longer-term financing is currently restricted due to the unprecedented and ongoing turmoil in the capital markets.  As of June 30, 2009, the Company had approximately $143.5 million of additional borrowing capacity under its existing senior secured revolving credit facility, providing near-term liquidity to fund its needs.

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

The agreements governing the Company’s existing debt, including its existing senior secured credit agreement, contain various covenants that limit, subject in each case to certain exceptions, the ability to, among other things:

• incur additional debt, including guarantees by the Company or its subsidiaries;

• pay dividends or make distributions on capital stock, repurchase or make payments on capital stock or prepay, repurchase, redeem, retire, defease, acquire or cancel any of the Company’s existing notes or debentures prior to the stated maturity thereof;

• create specified liens;

• make investments or acquisitions;

• create or permit restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company or to guarantee its debt, limit the Company or any of its subsidiaries’ ability to create liens, or that require the grant of a lien to secure an obligation if a lien is granted to secure another obligation;

• engage in certain transactions with affiliates; or

• dissolve, liquidate, consolidate or merge with or into other companies, sell, transfer, license, lease or dispose of Company assets.

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

Remaining in compliance with the covenants contained in the Company’s indebtedness is critical to the Company’s operations.  A covenant default under the Company’s existing senior secured credit agreement would permit lenders to stop lending to the Company under the revolving credit facility.  In addition, if any default under the agreements governing any indebtedness is not cured or waived, the default could result in an acceleration of debt under the Company’s other debt instruments that contain cross acceleration or cross-default provisions, which could require the Company to repay debt, together with accrued interest, prior to the date it otherwise is due and that could adversely affect the Company’s financial condition.  In addition, the Company has granted a security interest, which could be enforced in the event of default, to the lenders under its existing senior secured credit agreement in substantially all of the assets of the Company and its subsidiaries, including intangible assets, inventory, receivables and certain minority investments.  Even if the lenders under our existing senior secured credit agreement do not accelerate their loans or enforce their security interest, a default may result in the lenders requiring the Company to apply all available cash to reduce their loans or otherwise further limit the Company’s use of its free cash flow during the continuance of such default.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Excluding costs related to restructuring, newsprint accounted for 12.7% McClatchy’s operating expenses for the first half of fiscal 2009. Accordingly, earnings are sensitive to changes in newsprint prices. The Company has not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, operating results could be adversely affected. If newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, the Company’s ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect its operating results.

A portion of the Company’s employees are members of unions and if the Company experiences labor unrest, its ability to produce and deliver newspapers could be impaired.

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of June 28, 2009, approximately 5.5% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times through 2012. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company held its annual shareholders’ meeting on May 20, 2009 to vote on two proposals. Shareholders approved all of the proposals by voting as follows:

1.	Election of Directors of the Board
		VOTES
		FOR	WITHHELD

	Class A Common Stock

	Elizabeth Ballantine	37,650,651	1,750,321
	Kathleen Foley Feldstein	37,823,076	1,577,896
	S. Donley Ritchey	37,625,232	1,775,740
	Frederick R. Ruiz	37,654,853	1,746,119

	Class B Common Stock

	Leroy Barnes, Jr.	23,358,962	-0-
	Molly Maloney Evangelisti	23,358,962	-0-
	Larry Jinks	23,358,962	-0-
	Joan F. Lane	23,358,962	-0-
	Brown McClatchy Maloney	23,358,962	-0-
	William B. McClatchy	23,358,962	-0-
	Kevin S. McClatchy	23,358,962	-0-
	Theodore R. Mitchell	23,358,962	-0-
	Gary B. Pruitt	23,358,962	-0-

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2.	Ratification of Deloitte & Touche LLP as independent auditors for the 2009 fiscal year	27,262,743	33,423	2,893	-0-

ITEM 6. EXHIBITS

Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 43 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company

August 5, 2009	By: /s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
August 5, 2009	By: /s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

TABLE OF EXHIBITS

Exhibit		Description

2.1	*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006

3.1	*	The Company's Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2006

3.2	*	The Company's Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company's Current Report on Form 8-K filed July 28, 2008

4.1	*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004

10.1	*
Credit Agreement dated June 27, 2006 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006

10.2	*
Amendment No. 1 to Credit Agreement dated March 28, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 99.1 in the Company's Current Report on Form 8-K filed April 2, 2007

10.3	*
Amendment No. 2 to Credit Agreement dated July 30, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company's Current Report on Form 8-K filed July 31, 2007

10.4	*
Amendment No. 3 to Credit Agreement dated March 28, 2008 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed March 31, 2008

10.5	*
Amendment No. 4 to Credit Agreement dated September 26, 2008 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed September 30, 2008

10.6	*
Amendment No. 5 to Credit Agreement dated May 20, 2009 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed May 21, 2009

10.7	*
General Continuing Guaranty dated May 4, 2007 by each Material Subsidiary in favor of the Lenders party to the Credit Agreement dated June 27, 2006 by and between The McClatchy Company, the Lenders and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ending on April 1, 2007

10.8	*
Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company's Current Report on Form 10-Q filed for the quarter ending on June 25, 2006

10.9	*
Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company's Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006

Exhibit	Description
10.10*	Indenture, dated as of June 26, 2009, by and between U.S. Bank National Association, as Trustee, and the Company included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 30, 2009

10.11*
Registration Rights Agreement, dated as of June 26, 2009, by and between Lazard Capital Markets LLC and the Company included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 30, 2009

**10.12*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 30, 2000

**10.13*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005

**10.14*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005

**10.15*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company's 2002 Report on Form 10-K

**10.16*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Report on Form 10-K

**10.17*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001

**10.18*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 16, 2004

**10.19*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 28, 2005

**10.20*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company's 2003 Form 10-K

**10.21	Separation and Release Agreement between the Company and Lynn Dickerson dated July 16, 2009

**10.22*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 23, 2005

**10.23*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K

**10.24*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007 included as Exhibit 10.16 to the Company's 2006 Report on Form 10-K

**10.25*	The Company's Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company's 2005 Report on Form 10-K

**10.26*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007 included as Exhibit 10.18 to the Company's 2006 Report on Form 10-K

Exhibit	Description

10.27*
Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 26, 2006

10.28*
Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.23 in the Company's Quarterly Report on Form 10Q filed for the quarter ending July 1, 2007

10.29*
Amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.24 in the Company's Quarterly Report on Form 10Q filed for the quarter ending July 1, 2007

**10.30*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company's 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s 2007 Report on Form 10-K

**10.31*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 29, 2008

**10.32*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 29, 2008

**10.33*	The Company’s Amended and Restated CEO Bonus Plan included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 29, 2008

**10.34*	The Company’s Amended and Restated Employee Stock Purchase Plan included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 29, 2008

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company's executive officers and directors