Form 10-Q
period 2009-11-06
MCCLATCHY CO
filed 2009-11-06
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 27, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824

The McClatchy Company
(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer [   ]          Accelerated filer [ X ]
Non-accelerated filer   [   ] (Do not check if smaller reporting company)          Smaller reporting company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).
[ ]	Yes	[X]	No
 As of November 4, 2009, the registrant had shares of common stock as listed below outstanding:
Class A Common Stock	59,667,199
Class B Common Stock	24,800,962

THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

ASSETS	September 27,	December 28,
CURRENT ASSETS:	2009	2008
Cash and cash equivalents	$4,230	$4,998
Trade receivables – (less allowance of $13,127 in 2009 and $15,255 in 2008)	169,474	243,700
Other receivables	10,311	16,544
Newsprint, ink and other inventories	34,247	49,301
Deferred income taxes	29,087	29,084
Prepaid income taxes	70	-
Income tax refund	9,894	11,451
Land and other assets held for sale	183,641	182,566
Other current assets	25,330	19,085
	466,284	556,729
PROPERTY, PLANT AND EQUIPMENT:
Land	195,883	199,584
Building and improvements	388,296	390,890
Equipment	814,787	823,466
Construction in progress	6,506	5,071
	1,405,472	1,419,011
Less accumulated depreciation	(626,077)	(576,134)
	779,395	842,877
INTANGIBLE ASSETS:
Identifiable intangibles – net	726,588	771,076
Goodwill	1,006,020	1,006,020
	1,732,608	1,777,096

INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	327,869	323,257
Other assets	19,239	22,247
	347,108	345,504
TOTAL ASSETS	$3,325,395	$3,522,206

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 27,	December 28,
CURRENT LIABILITIES:	2009	2008
Accounts payable	$40,446	$68,336
Accrued compensation	61,574	85,583
Income taxes payable	40,571	46,562
Unearned revenue	80,115	81,091
Accrued interest	19,883	22,107
Accrued dividends	-	7,431
Other accrued liabilities	32,943	36,481
	275,532	347,591

NON-CURRENT LIABILITIES:
Long-term debt:
Principal only	1,892,972	2,037,776
Principal and future interest	39,487	-
Deferred income taxes	208,353	202,015
Pension and postretirement obligations	695,957	747,720
Other long-term obligations	110,487	134,675
	2,947,256	3,122,186
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares, issued
59,307,617 in 2009 and 57,520,445 in 2008	593	575
Class B – authorized 60,000,000 shares,
Issued 24,800,962 in 2009 and 25,050,962 in 2008	248	251
Additional paid-in capital	2,205,981	2,203,776
Accumulated deficit	(1,808,930)	(1,829,717)
Treasury stock, 37,902 shares in 2009 and 5,264 shares in 2008 at cost	(153)	(144)
Accumulated other comprehensive loss	(295,132)	(322,312)
	102,607	52,429
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,325,395	$3,522,206

See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
REVENUES - NET:
Advertising	$266,120	$370,117	$834,470	$1,180,468
Circulation	69,029	64,691	206,860	198,610
Other	12,241	16,812	37,020	50,508
	347,390	451,620	1,078,350	1,429,586
OPERATING EXPENSES:
Compensation	130,048	199,861	453,483	647,771
Newsprint and supplements	33,312	61,815	133,183	186,462
Depreciation and amortization	32,678	35,479	110,685	108,510
Other operating expenses	90,985	113,828	286,706	345,757
	287,023	410,983	984,057	1,288,500
OPERATING INCOME	60,367	40,637	94,293	141,086
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(34,549)	(34,195)	(102,775)	(116,140)
Interest income	9	761	46	1,332
Equity income (losses) in unconsolidated companies, net	4,379	(850)	3,635	(14,340)
Gain on sale of SP Newsprint	999	2,570	214	34,546
Gain (loss) on extinguishment of debt	(680)	180	44,149	19,680
Impairments related to internet investments	-	(2,983)	-	(24,498)
Other - net	20	101	(314)	1,120
	(29,822)	(34,416)	(55,045)	(98,300)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	30,545	6,221	39,248	42,786
INCOME TAX PROVISION	6,944	2,054	11,368	19,561
INCOME FROM CONTINUING OPERATIONS	23,601	4,167	27,880	23,225
INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET OF INCOME TAXES	(38)	67	381	(175)
NET INCOME	$23,563	$4,234	$28,261	$23,050
NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$0.28	$0.05	$0.33	$0.28
Income from discontinued operations	-	-	-	-
Net income per share	$0.28	$0.05	$0.33	$0.28
Diluted:
Income from continuing operations	$0.28	$0.05	$0.33	$0.28
Income from discontinued operations	-	-	-	-
Net income per share	$0.28	$0.05	$0.33	$0.28
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	84,052	82,382	83,565	82,274
Diluted	84,061	82,434	83,579	82,327
See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	September 27,	September 28,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$27,880	$23,225
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	110,685	108,510
Employee benefit expense	1,358	11,212
Stock compensation expense	1,440	3,676
Equity (income) loss in unconsolidated companies	(3,635)	14,340
Gain on sale of SP Newsprint	(214)	(34,546)
Gain on extinguishment of debt	(44,149)	(19,680)
Write-off of deferred financing costs	364	3,738
Other	8,714	3,932
Changes in certain assets and liabilities:
Trade receivables	74,226	71,474
Inventories	15,054	(12,724)
Other assets	(2,915)	11,052
Accounts payable	(28,066)	(29,688)
Accrued compensation	(24,009)	(9,333)
Income taxes	(39,161)	(4,007)
Other liabilities	(12,545)	(13,916)
Net cash provided by operating activities of continuing operations	85,027	151,763
Net cash provided (used) by operating activities of discontinued operations	(6,879)	188,880
Net cash provided by operating activities	78,148	340,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,227)	(17,052)
Proceeds from sale of property, plant and equipment	10,699	31,721
Proceeds from sale of SP Newsprint	4,214	63,141
Equity investments and other net	(23)	(855)
Net cash provided by investing activities of continuing operations	3,663	76,955
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term debt	(2,000)	-
Net repayments of revolving bank debt	(22,730)	(97,970)
Payment of financing costs	(5,665)	(9,330)
Extinguishment of public notes and related expenses	(38,050)	(288,987)
Payment of cash dividends	(14,905)	(44,399)
Other - principally stock issuances	771	2,264
Net cash used by financing activities	(82,579)	(438,422)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(768)	(20,824)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,998	25,816
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,230	$4,992
OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$55,806	$(172,170)
Interest (net of capitalized interest)	$88,162	$111,592
Other non-cash financing activities:
Issuance of senior notes and future interest in debt exchange	$43,503	-
Carrying value of unsecured notes exchanged for senior notes in debt exchange	$(89,423)	-
See notes to consolidated financial statements.

THE McCLATCHY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

				Retained	Accumulated
			Additional	Earnings	Other
	Par Value		Paid-In	Accumulated	Comprehensive	Treasury
	Class A	Class B	Capital	Deficit	Income (Loss)	Stock	Total
BALANCES, DECEMBER 28, 2008	$575	$251	$2,203,776	$(1,829,717)	$(322,312)	$(144)	$52,429
Net income				28,261			28,261
Other comprehensive income, net of tax:
Pension and postretirement plans:
Unamortized gain/prior service credit					26,632		26,632
Other comprehensive income related to
investments in unconsolidated companies					548		548
Other comprehensive income							27,180
Total comprehensive income							55,441
Dividends declared ($.09 per share)				(7,474)			(7,474)
Conversion of 250,000 Class B shares to Class A shares	3	(3)
Issuance of 1,504,534 Class A shares under stock plans	15		765				780
Stock compensation expense			1,440				1,440
Purchase of 32,628 shares of treasury stock						(9)	(9)
BALANCES, SEPTEMBER 27, 2009	$593	$248	$2,205,981	$(1,808,930)	$(295,132)	$(153)	$102,607

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

Management has evaluated all events or transactions that occurred after September 27, 2009 through November 5, 2009, the date this report was filed with the Securities and Exchange Commission.  During this period there were no material recognizable subsequent events.

Stock-based compensation - All share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan, are recognized in the financial statements based on their fair values.  At September 27, 2009, the Company had six stock-based compensation plans.  Total stock-based compensation expense from continuing operations was $0.5 million and $1.4 million for the three and nine months ended September 27, 2009, respectively, and was $1.3 million and $3.7 million for the three and nine months ended September 28, 2008, respectively.

Income Taxes - The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The Company records a reserve for uncertainty in income taxes based upon recognition thresholds and measurement of tax positions taken or expected to be taken in its tax returns. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  Penalties are recognized as a component of income tax expense.  The Company’s unrecognized tax benefits declined $20.5 million from year-end 2008 reflecting accrued interest on unrecognized tax benefits offset by lapses in open tax years that included accruals for certain benefits, favorable audit adjustments and settlements and reclassifications of amounts related to other settlements.

Fair Value of Financial Instruments - Generally accepted accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  The Company estimated the fair values presented below using accepted valuation methodologies consistently applied, and market information available as of quarter-end.  Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values.  Additionally, the fair values were estimated at quarter-end, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, accounts payable and current portion of long-term debt.  The carrying amount of these items approximates fair value.

Long-term debt.  The fair value of long-term debt is determined based on a number of observable inputs including the current market activity of the Company's publicly traded notes and bank debt, trends in investor demand and market values of comparable publicly traded debt.  At September 27, 2009, the estimated fair value of long-term debt was $1.3 billion compared to a carrying value of $1.9 billion.

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity.  The following table summarizes the composition of total comprehensive income (loss) (in thousands):
	For the Three Months Ended		For the Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income	$23,563	$4,234	$28,261	$23,050
Pension, net actuarial gain (loss) and prior service costs, net of tax	(186)	(4,450)	26,632	(40,315)
Other comprehensive income (loss) related to equity investments	478	(474)	548	(1,193)
Total comprehensive income (loss)	$23,855	$(690)	$55,441	$(18,458)

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method.  The weighted average anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for three and nine months ended September 27, 2009 were 6,236,915 and 6,406,808, respectively, and were 4,953,330 and 4,980,425 for the three and nine months ended September 28, 2008, respectively.

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

NOTE 2.   INVESTMENTS IN UNCONSOLIDATED COMPANIES AND LAND HELD FOR SALE

The following is the Company's ownership interest and investment in unconsolidated companies and joint ventures as of September 27, 2009 and December 28, 2008 (dollars in thousands):

Company	% Ownership Interest	September 27, 2009	December 28, 2008
CareerBuilder, LLC	14.4	$218,449	$217,516
Classified Ventures, LLC	25.6	82,518	82,642
Seattle Times Company (C-Corporation)	49.5	-	-
HomeFinder, LLC	33.3	5,783	-
Ponderay (general partnership)	27.0	16,873	18,349
Other	Various	4,246	4,750
		$327,869	$323,257

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

On March 31, 2008, McClatchy and its partners, affiliates of Cox Enterprises, Inc. and Media General, Inc., completed the sale of SP Newsprint Company (SP), of which McClatchy was a one-third owner.  The Company recorded a gain on the transaction of approximately $34.4 million in 2008.   The Company used the $55 million of proceeds it received from the sale to reduce debt in the third fiscal quarter of 2008 and received $5 million of proceeds on March 2, 2009 that had been recorded as a long-term receivable and was used to reduce debt.

On June 30, 2008 (the first day of the Company’s third fiscal quarter in 2008), the Company sold its 15.0% ownership interest in ShopLocal, LLC for $7.9 million and used the proceeds to reduce debt.  The Company reduced its carrying value of ShopLocal to match the sales price. In addition, Classified Ventures, LLC identified potential goodwill impairment at a real estate-related reporting unit in the second quarter of 2008 and the Company recognized a charge related to its investment. In the third quarter of fiscal 2008 the Company recognized an additional charge of $3 million related to this investment.  The final charge was determined and recorded in the fourth quarter of 2008 when Classified Ventures completed its impairment analysis. The total non-cash pre-tax charges related to impairments of internet investments, including ShopLocal and Classified Ventures, in the first nine months of 2008 were $24.5 million.

At the end of 2008, the Seattle Times Company (STC) recorded a comprehensive loss related to its retirement plan liabilities. The Company recorded its share of the comprehensive loss in the Company’s comprehensive income (loss) in stockholders’ equity to the extent that it had a carrying value in its investment in STC. As a result, the Company’s investment in STC at December 28, 2008 was zero, and no future income or losses from STC will be recorded until the Company’s carrying value on its balance sheet is restored through future income by STC. Accordingly, no amounts were recorded from this investment in the first nine months of fiscal 2009.

As part of the acquisition of Knight-Ridder, Inc., the Company acquired 10 acres of land in Miami.  Such land is under contract to be sold for gross proceeds of $190.0 million pursuant to a March 2005 sale agreement.  The contract was amended on December 30, 2008, and pursuant to the amendment, the parties agreed to extend the closing date of the sale from December 31, 2008 to June 30, 2009.  The buyer had the right to extend the closing date for up to an additional six months to December 31, 2009, conditioned upon an increase in the termination fee payable to McClatchy, from $2 million to $6 million, in the event the transaction fails to close.  In addition, under the terms of the amendment, the buyer relinquished its right of first refusal to purchase The Miami Herald’s building and underlying land, which right was included in the original agreement.  The purchase price under the original agreement has remained unchanged at $190.0 million.  McClatchy has received $10 million in non-refundable deposits from the buyer which will be applied toward the purchase price. On June 30, 2009, the buyer exercised its option to extend the date for closing from June 30, 2009, to a date on or before December 31, 2009.

NOTE 3. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following (in thousands):
	September 27, 2009
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(292,789)	$511,051	14 years
Other	40,066	(30,916)	9,150	8 years
Total	$843,906	$(323,705)	520,201

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			726,588
Goodwill			1,006,020
Total intangible assets and goodwill			$1,732,608

	December 28, 2008
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(249,650)	$554,190	14 years
Other	40,066	(29,567)	10,499	8 years
Total	$843,906	$(279,217)	564,689

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			771,076
Goodwill			1,006,020
Total intangible assets and goodwill			$1,777,096

Amortization expense for continuing operations was $14.8 million and $15.4 million in the three months ended September 27, 2009 and September 28, 2008, respectively; and was $44.5 million and $46.1 million for the nine months ended September 27, 2009 and September 28, 2008, respectively. The estimated amortization expense for the remainder of fiscal 2009 and the five succeeding fiscal years is as follows (in thousands):

Amortization
Year	Expense

2009 (remaining)	14,824
2010	58,639
2011	57,538
2012	57,363
2013	56,223
2014	51,745

NOTE 4.   LONG-TERM DEBT

As of September 27, 2009 and December 28, 2008, long-term debt consisted of the following (in thousands):
	September 27, 2009	December 28, 2008
Term A bank debt, interest of 4.3% at September 27, 2009 and 4.8% at December 28, 2008	$548,000	$550,000
Revolving bank debt, interest of 4.3% at September 27, 2009 and 4.5% at December 28, 2008	368,970	391,700
Notes:
$31 million 9.875% notes due in 2009	-	31,217
$166 million 7.125% notes due in 2011	167,142	171,404
$169 million 4.625% notes due in 2014	153,960	161,692
$347 million 5.750% notes due in 2017	320,782	367,351
$89 million 7.150% debentures due in 2027	82,000	91,607
$276 million 6.875% debentures due in 2029	252,118	272,805
Total carrying value of debt principal	1,892,972	2,037,776
$ $24 million 15.75% senior notes due in 2014	24,225	-
Long-term portion of future interest on 15.75% senior notes	15,262	-
Total carrying value of debt principal and future interest	39,487	-
Total long-term debt	$1,932,459	$2,037,776

The Company's bank debt consists of a credit facility entered into on June 27, 2006 that provided for a $3.2 billion senior unsecured (subsequently secured as discussed below) credit facility (Credit Agreement) and was established in connection with the acquisition of Knight-Ridder, Inc. (the Acquisition).  At the closing of the Acquisition, the Company’s Credit Agreement consisted of a $1.0 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolving credit facility are due on June 27, 2011.  The terms of the credit facility are discussed in greater detail below.

The publicly-traded notes are stated net of unamortized discounts and premiums (totaling to discounts of $71.2 million and $84.9 million as of September 27, 2009 and December 28, 2008, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006 acquisition of Knight Ridder.  The Company repaid the 9.875% notes due in 2009 on April 15, 2009.

In the second fiscal quarter of 2008, the Company purchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its revolving credit facility and recorded a pre-tax gain in the second fiscal quarter of 2008 of $19.5 million.  The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively.  In the third fiscal quarter of 2008, the Company purchased $5.9 million aggregate principal of its outstanding debt securities maturing in 2009 for $5.8 million in cash obtained from its revolving credit facility and recorded a pre-tax gain in the third fiscal quarter of $180,000.   The Company recognized $19.7 million in gain on the extinguishment of debt through September 28, 2008 on these transactions.

 On June 26, 2009, the Company completed a private debt exchange offer for its outstanding debt securities for a combination of cash and newly issued 15.75% senior notes due July 15, 2014 (New Notes). The New Notes are senior unsecured obligations and are guaranteed by McClatchy’s existing and future material domestic subsidiaries.  In exchange for $3.4 million in cash and $24.4 million of New Notes the Company retired the following outstanding principal amount of debt securities maturing in the respective years: $3.8 million in 2011 notes, $11.1 million in 2014 notes, $53.4 million in 2017 notes, $10.8 million in 2027 debentures and $23.8 million in 2029 debentures. The Company recorded a pre-tax gain of approximately $44.1 million in 2009 (34 cents per share). The gain was equal to the carrying amount of the exchanged securities, less the total future cash payments of the New Notes, including both payments of interest (payable semiannually, hence $4.0 million is included in current liabilities) and principal amount, and related expenses of the exchange.  Accordingly, future interest on these New Notes will not be reflected in interest expense.

The New Notes are governed by an indenture entered into on June 26, 2009 which includes a number of covenants that are applicable to the Company and its restricted subsidiaries.  The covenants are subject to a number of important exceptions and qualifications set forth in the indenture.  These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to it; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

In connection with the private debt exchange offer described above, the Company entered into an agreement on May 20, 2009 to amend the Credit Agreement which, among other things, allows the Company to use up to $60 million under its revolving credit facility to repurchase its 7.125% Notes due June 1, 2011 or its 4.625% Notes due November 1, 2014 (up to a $25 million limit on the 2014 Notes), subject to certain conditions.  The cash may also be used in connection with a debt exchange offer so long as any new notes issued in such an offer have a stated maturity of no earlier than July 1, 2014. In March and September 2008, the Company entered into amendments to the Credit Agreement which gave the Company additional flexibility in its bank covenants. Terms of the Credit Agreement are described below.  Pursuant to the most recent amendment, the revolving credit facility will be reduced to $560 million from $600 million (to a total facility of $1.1 billion) in increments through December 31,

2009; and further reduced by $10 million through June 30, 2010. A further reduction of $125 million is required upon the sale by the Company of certain land in Miami, FL (the Miami land). As of September 27, 2009, the revolving credit facility provided for loans up to $595 million. A total of $171.9 million was available under the revolving credit facility at September 27, 2009, all of which could be borrowed under the Company's current bank covenants. The principal amount available for borrowing under the revolving credit facility declined to $590 million on September 30, 2009.  The final maturity of the revolving credit commitment and the term loan remains June 27, 2011.

The Company wrote off $0.4 million and $3.7 million of deferred financing costs in the first half of 2009 and 2008, respectively in connection with the amendments, which were recorded in interest expense in the consolidated statement of operations.

Debt under the amended Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 325 basis points to 475 basis points, or at the agent’s base rate plus a spread ranging from 225 basis points to 375 basis points, based upon the Company’s total leverage ratio (as defined in the Credit Agreement).   A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points, based upon the Company’s total leverage ratio. The Company currently pays interest on borrowings at a rate of 400 basis points over LIBOR and pays 62.5 basis points for commitment fees.

The amended Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.00 to 1.00 through maturity of the agreement and a maximum leverage ratio (as defined in the Credit Agreement) of 7.00 to 1.00 from March 29, 2009 through September 26, 2010 and 6.25 to 1.00 from and after December 26, 2010.  Upon the sale by the Company of the Miami land, the applicable leverage ratio covenant will be reduced by 0.25 times. At September 27, 2009, the Company’s interest coverage ratio (as defined in the Credit Agreement) was 2.80 to 1.00 and its leverage ratio (as defined in the Credit Agreement) was 5.73 to 1.00 and the Company was in compliance with all financial debt covenants.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.

Advertising revenues declined across the board in fiscal year 2008 and continued to decline in the first nine months of fiscal 2009. Declining revenues which are not offset by expense savings impact the Company’s interest coverage and leverage ratios. To address the revenue decline the Company has implemented various restructuring plans in 2008 and 2009.  If revenue declines continue beyond those currently anticipated, or other unforeseen adverse developments occur, the Company would seek to remain in compliance with debt covenants through further restructuring initiatives.

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

At September 27, 2009, the Company had outstanding letters of credit totaling $54.2 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

The following table presents the approximate annual maturities of debt principal (excluding future interest), based upon the Company's required payments, for the next five years and thereafter (in thousands):

Year	Payments
2009	$-
2010	-
2011	1,083,165
2012	-
2013	-
Thereafter	905,219
Debt principal	1,988,384
Plus capitalized future interest	15,262
Less net discount	(71,187)
Total debt	$1,932,459

As of June 30, 2009, subsequent to the bond exchange offering, both S&P and Moody’s issued lower ratings on the Company’s debt and issued corporate family ratings as described in the table below. The ratings downgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.  The ratings have remained the same through the filing date of this report on Form 10-Q.

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

On June 16, 2008 and again on September 16, 2008, the Company announced plans to reduce its workforce as the Company streamlines its operations and staff size.  The workforce reductions resulted in pension curtailment losses in certain defined benefit plans of $2.4 million, including $0.7 million in the third fiscal quarter of 2008; and a gain in a postretirement plan of $2.2 million, including $0.8 million in the third fiscal quarter of 2008.

The Company froze its pension plans as of March 31, 2009. Accordingly, the Company recorded a curtailment gain of $1.9 million in the nine-month period of 2009 related to the plan freeze.

The elements of pension costs for continuing operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$1,160	$5,760	$5,622	$22,863
Interest cost	23,979	25,762	71,157	75,042
Expected return on plan assets	(25,069)	(29,082)	(74,257)	(85,682)
Prior service cost amortization	4	108	29	208
Actuarial (gain) loss	(2)	(2,136)	20	(1,953)
Curtailment (gain) loss	-	724	(1,900)	2,373
Net pension expense	$72	$1,136	$671	$12,851

No material contributions were made to the Company's multi-employer plans for continuing operations for the three and nine months ended September 27, 2009 and September 28, 2008.

The Company also provides for or subsidizes postretirement healthcare and certain life insurance benefits for certain employees and retirees.  The elements of postretirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$-	$9	$-	$37
Interest cost	540	695	1,621	1,810
Prior service cost amortization	(262)	(252)	(786)	(878)
Actuarial (gain) loss	(49)	133	(148)	(440)
Curtailment gain	-	(795)	-	(2,167)
Net postretirement expense (benefit)	$229	$(210)	$687	$(1,638)

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation.  On March 31, 2009, the Company temporarily suspended its matching contribution to the 401(k) plans. A new 401(k) plan was implemented on June 29, 2009 and replaced the Company’s previous 401(k) plans.  The new plan includes a Company match (once reinstated) and a supplemental contribution which will be tied to Company performance (as defined). The Company made no matching contributions to the plan in the third quarter of 2009.  The Company’s customary matching contributions to the 401(k) plans were $2.8 million in the third fiscal quarter of 2008, and were $2.2 million and $8.8 million in the first nine months of 2009 and 2008, respectively.

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

In the third quarter of 2007, the Company entered into an agreement with the Pension Benefit Guaranty Corporation (PBGC) to guarantee certain potential pension plan termination liabilities associated with the plans maintained by certain divested newspapers. The agreement expired on September 1, 2009 date with no payments required from the Company.

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

The Company's primary source of revenues is print and digital advertising, which accounted for 76.6% of the Company's revenues for the third fiscal quarter of 2009.  Print and digital advertising revenues are derived from retail, national and classified advertising.  Print and preprinted insert advertising are also sold in direct marketing and other advertising products.  While percentages vary from year to year and from newspaper to newspaper, classified advertising revenues have steadily decreased as a percentage of total advertising revenues, primarily in the employment and real estate categories and to a lesser extent the automotive category.  Classified advertising revenues as a percentage of total advertising revenues have declined to 28.4% in the third fiscal quarter of 2009, compared to 32.8% in the third fiscal quarter of 2008, and to 38.0% in the third fiscal quarter of 2007, primarily as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand to digital products.

While revenues from retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) have decreased year over year, retail advertising has steadily increased as a percentage of total advertising up to 52.4% in the third quarter of fiscal 2009, compared to 49.0% in the third fiscal quarter of 2008 and to 44.7% in the third fiscal quarter of 2007.  This is partially a reflection of retail advertising declining at a slower rate than classified advertising, thus increasing as a percent of total advertising.

National advertising revenues as a percentage of total advertising revenues remained relatively similar year over year and contributed about 9.0% of total advertising revenues in both the third fiscal quarter of 2009 and 2008.  Direct marketing revenues and other advertising revenues made up the remainder of the Company's advertising revenues in the third fiscal quarter of 2009.

While included in the revenues described above, all categories of digital advertising are performing better than print advertising.  In 2007, the Company joined a number of other newspaper companies in forming a broad-based partnership with Yahoo, Inc. (Yahoo).  The Company’s local sales force is able to sell Yahoo advertising inventory and share in the revenue from the sales.  In addition, the alliance allows the Company to use Yahoo’s behaviorally targeted ad-serving platform (APT platform) to sell advertising on the Company’s websites. While sales of Yahoo inventory and behaviorally targeted sales were conducted on a limited test basis in 2008, the Company began rolling out the APT platform to its newspaper websites in early 2009. As of the end of the third fiscal quarter of 2009, all of the Company’s newspaper sites were selling Yahoo inventory and half of the newspaper sites had launched the APT platform.

In total, revenues from digital advertising increased 3.1% in the third quarter of 2009 compared to the third quarter of 2008 while print advertising revenues declined 32.4% over the same periods.   However, employment advertising revenues, which have been negatively affected by the economic downturn, are down substantially in both print and digital.  Excluding employment advertising, digital advertising revenues grew 28.4% in the quarter and 27.2% in the first nine months of fiscal 2009, compared to the same periods in fiscal 2008.  Also, digital advertising revenues represented 17.6% of total advertising revenues in the third fiscal quarter of 2009, up from 12.2% of total advertising revenues for the third quarter of 2008 and from 9.1% of total advertising revenues for the third quarter of 2007.

Circulation revenues increased to 19.9% of the Company's revenues in the third fiscal quarter of 2009 from 14.3% in the third fiscal quarter of 2008.  Most of the Company’s newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

See the following "Results of Operations" for a discussion of the Company's revenue performance and contribution by category for the three and nine months ended September 27, 2009 and September 28, 2008.

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

Recent Events and Trends

Advertising Revenues:

Advertising revenues in the third quarter and first nine months of fiscal 2009 decreased as a result of the continuing weak economy and the secular shift in advertising demand from print to digital products.  Management believes a significant portion of the advertising downturn reflects the current economic cycle and expects advertising revenues to be down in the fourth fiscal quarter of 2009 compared to 2008.  For further information, see the revenue discussions in management’s review of “Results of Operations”.

Newsprint:

Significant changes in newsprint prices can increase or decrease the Company's operating expenses, and therefore directly affect the Company’s operating results. Newsprint pricing is dependent on global demand and supply for newsprint. Newsprint prices fell in each month of the first six months of 2009, and in the third quarter of 2009 newsprint prices were 25.5% lower on average than in the 2008 third quarter.  However, newsprint producers have announced price increases for the near term. Global demand remains weak resulting in continued low capacity utilization irrespective of recent newsprint mill closure announcements.  Hence, the Company does not yet know whether the full amount of announced newsprint price increases will be implemented or the timing of such increases.  The impact of newsprint prices on the Company's financial results is discussed under "Results of Operations".

Restructuring Plans:

In June 2008 and again in September 2008, the Company announced plans to reduce its workforce, as the Company streamlined its operations and staff size.  The Company’s workforce in 2008 was reduced by approximately 2,500 positions.  The workforce reductions resulted in total severance costs of approximately $45 million which was accrued and largely paid in 2008.  Savings from the restructuring, including compensation savings, are expected to be approximately $200 million annually, and the Company expects about $140 million in savings to be realized during fiscal 2009, much of which has been realized in the first nine months of 2009.

In March 2009, the Company announced additional restructuring efforts which included reducing the Company’s workforce by 15%, or 1,600 full-time equivalent employees, the freezing of the Company’s pension plans and a temporary suspension of the Company matching contribution to the 401(k) plan as of March 31, 2009.  The Company’s restructuring plan also involved wage reductions across the Company for additional savings. The Company’s chairman and chief executive officer (CEO) declined his 2008 and 2009 bonuses and other executive officers did not receive bonuses for 2008. In addition, effective March 30, 2009, the CEO’s base salary was reduced by 15%, other executive officers' salaries were reduced by 10%, and no bonuses will be paid to any executive officers for 2009.  The Company also reduced the cash compensation, including retainers and meeting fees, paid to its directors by approximately 13%, and the directors declined any stock awards for 2008 and 2009.  Much of the expected expense reductions from this plan, which are largely permanent in nature, began to be realized in the second quarter of 2009.  A total of $25.1 million in severance related costs associated with this restructuring plan were incurred through September 27, 2009 and were largely paid by the end of the third quarter of 2009.

Debt Exchange Offers and Related 2009 Bank Credit Agreement Amendment:

In May 2008, the Company purchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its revolving credit facility and recorded a pre-tax gain of $19.5 million.  The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively. In the third fiscal quarter of 2008, the Company purchased $5.9 million aggregate principal of its outstanding debt securities maturing in 2009 for $5.8 million in cash obtained from its revolving credit facility.

On June 26, 2009, the Company completed a private debt exchange offer for all of its outstanding debt securities for a combination of cash and newly issued 15.75% senior notes due July 15, 2014 (New Notes). The New Notes are senior unsecured obligations and will be guaranteed by McClatchy’s existing and future material domestic subsidiaries. The Company exchanged $3.4 million in cash and $24.2 million of New Notes in the exchange offer.  In exchange for the cash and New Notes the Company retired the following outstanding principal amount of debt securities maturing in the respective years: $3.8 million in 2011 notes, $11.1 million in 2014 notes, $53.4 million in 2017 notes, $10.8 million in 2027 debentures and $23.8 million in 2029 debentures. The Company has recorded a pre-tax gain of approximately $44.1 million on the exchange in 2009. The gain was equal to the carrying amount of the exchanged securities less the total future cash payments of the New Notes, including both payments of interest and principal amount, and related expenses of the exchange.

In connection with the debt exchange offer described above, the Company entered into an agreement on May 20, 2009 to amend the Credit Agreement which, among other things, allows it to use its revolving credit facility for up to $60 million to repurchase its 7.125% Notes due June 1, 2011 or its 4.625% Notes due November 1, 2014 (up to a $25 million limit on the 2014 notes), subject to certain conditions.  A total of $3.4 million of the $60 million revolving credit facility allowable for bond repurchase was used in the exchange offer discussed above.

See additional discussion of the impact of these capital transactions on the Company’s results of operations and financial position in Note 4 to the consolidated financial statements and the Liquidity and Capital Resources discussion below.

Equity Investments:

On March 31, 2008, the Company, along with the other general partners of SP Newsprint Co. (SP), completed the sale of SP, of which the Company was a one-third owner.  The Company recorded a gain on the transaction of $34.4 million in 2008.  The Company used the $55 million of proceeds it received from the sale to reduce debt in the second fiscal quarter of 2008 and received $5 million of proceeds on March 2, 2009 that had been recorded as a long-term receivable, which was used to reduce debt.

On June 30, 2008 (the first day of the Company’s third fiscal quarter), the Company sold its 15.0% ownership interest in ShopLocal, LLC for $7.9 million and used the proceeds to reduce debt.  The Company reduced its carrying value of ShopLocal to match the sales price. In addition, Classified Ventures, LLC identified potential goodwill impairment at a real estate-related reporting unit and as a result, the Company recognized an estimated charge related to this investment in the second quarter of 2008 and recorded an additional charge in the third fiscal quarter of 2008.  The final charge was determined and recorded in the fourth quarter of 2008 when Classified Ventures completed its impairment analysis. The total non-cash pre-tax charges related to impairments of internet investments, including ShopLocal and Classified Ventures, in the first nine months of 2008 were $24.5 million.

RESULTS OF OPERATIONS

Third Fiscal Quarter of 2009 Compared to Third Fiscal Quarter of 2008

The Company reported income from continuing operations in the third fiscal quarter of 2009 of $23.6 million, or $0.28 per share, compared to $4.2 million, or $0.05 per share in the third fiscal quarter of 2008.  The Company recorded a loss from discontinued operations in the third fiscal quarter of 2009 of $38,000 compared to income of $67,000 in the third fiscal quarter of 2008.

Revenues:

Revenues in the third quarter of 2009 were $347.4 million, down 23.1% from revenues from continuing operations of $451.6 million in the third quarter of 2008.  Advertising revenues were $266.1 million, down 28.1% from 2008, and circulation revenues were $69.0 million, up 6.7%.

The following summarizes the Company's revenues by category, which compares the third fiscal quarter of 2009 with the third fiscal quarter of 2008 (dollars in thousands):

	Quarter Ended
	September 27, 2009	September 28, 2008	% Change
Advertising:
Retail	$139,462	$181,416	-23.1
National	24,097	33,485	-28.0
Classified:
Auto	22,050	33,406	-34.0
Employment	14,105	35,024	-59.7
Real estate	17,201	30,099	-42.9
Other	22,285	22,902	-2.7
Total classified	75,641	121,431	-37.7
Direct marketing
and other	26,920	33,785	-20.3
Total advertising	266,120	370,117	-28.1
Circulation	69,029	64,691	6.7
Other	12,241	16,812	-27.2
Total revenues	$347,390	$451,620	-23.1

Retail advertising decreased $42.0 million, or 23.1% from the third fiscal quarter of 2008, which primarily reflects the impact of the economic recession.  Print retail run of press (ROP) advertising decreased $32.2 million, or 33.2%, and preprint advertising decreased $16.2 million, or 22.1%.  Digital retail advertising increased $6.4 million, or 57.7%, from the first fiscal quarter of 2008 reflecting continued growth in new advertisers and the impact of the Yahoo alliance.

National advertising decreased $9.4 million, or 28.0%, from the third fiscal quarter of 2008. The declines in total national advertising were reflected across many segments in this category of advertising.  However, digital national advertising increased $1.4 million, or 36.1% from the third fiscal quarter of 2008.

Classified advertising decreased $45.8 million, or 37.7% from the third fiscal quarter of 2008.  Print classified advertising declined $39.3 million, or 43.0%, while digital classified advertising decreased $6.5 million, or 21.6%. The digital advertising decline resulted primarily from lower employment advertising.  Digital automotive and real estate categories declined less than the employment category on a relative basis because the employment category has been hit harder by the economic recession.   A review of the major classified categories follows:

•
Automotive advertising decreased $11.4 million, or 34.0%, from the third fiscal quarter of 2008, reflecting an industry-wide trend.  Print automotive advertising declined 45.0%, while digital automotive advertising declined 1.5% from the 2008 quarter.

•
Employment advertising decreased $20.9 million, or 59.7%, from the third fiscal quarter of 2008, reflecting a sharp, national slowdown in hiring and therefore, employment advertising.  The declines were reflected both in print employment advertising, down 67.3%, and online employment advertising, down 49.4%.

•
Real estate advertising decreased $12.9 million, or 42.9%, from the third fiscal quarter of 2008, also an industry-wide trend.  In total, print real estate advertising declined 49.5%, while digital advertising fell by 5.3%.

Digital advertising revenues, which are included in each of the advertising categories discussed above, totaled $46.7 million in the third fiscal quarter of 2009, an increase of 3.1% as compared to the third fiscal quarter of 2008.  However, excluding employment advertising, the category most affected by the current cyclical downturn, digital advertising grew 28.4% compared to the third fiscal quarter of 2008.

Direct marketing decreased $6.9 million, or 20.7%, from the third fiscal quarter of 2008 reflecting the same trends as retail advertising discussed above.

Circulation revenues increased $4.3 million, or 6.7%, from the third fiscal quarter of 2008, primarily reflecting higher circulation prices at most newspapers, partially offset by lower circulation volumes.  Average paid daily circulation declined 12.7% and Sunday circulation was down 9.6% in the third fiscal quarter of 2009.  The Company expects circulation volumes to remain lower in fiscal 2009 compared to fiscal 2008 reflecting primarily price increases, the Company’s focus on reducing costly circulation programs deemed to be of lesser value to its advertising customers and, to a lesser extent, changes in readership trends.

Operating Expenses:

Operating expenses in 2009 and 2008 include restructuring charges. The following table summarizes operating expenses, as well as the amount of the restructuring charges included in operating expenses in the 2009 and 2008 quarters (in thousands):

	Quarter Ended
	September 27,	September 28,	%
	2009	2008	Change
Operating expenses	$287,023	$410,983	-30.2
Restructuring charges	1,350	17, 043	NM

Compensation expense	$130,048	$199,861	-34.9
Compensation-related restructuring charges	1,350	17, 043	NM

NM= not meaningful.

Operating expenses in the third quarter of fiscal 2009 decreased by $124.0 million, or 30.2% compared to the third quarter of fiscal 2008.  Compensation expenses decreased $69.8 million, or 34.9%, from the third fiscal quarter of 2008 and included the restructuring charges discussed above, which were higher in the 2008 quarter than in the 2009 quarter.  Payroll was down 36.9% and fringe benefits costs declined 23.7%.  Average headcount decreased 26.1% from the third quarter of 2008 and retirement and medical costs were also down.

Newsprint and supplement expense was down 46.1% with newsprint expense down 49.5%, reflecting a combination of lower newsprint usage and newsprint prices.  Supplement expense was down 27.2%.  Depreciation and amortization expenses decreased $2.8 million from the third fiscal quarter of 2008. Other operating costs were down $22.8 million, or 20.1%, reflecting Company-wide cost controls.

Interest:

Interest expense for continuing operations was $34.5 million for the third fiscal quarter of 2009, up slightly from the third quarter of 2008. Interest related to the Company’s debt was down $2.2 million from the 2008 quarter primarily reflecting lower interest rates and debt balances.  Interest expense increased $2.6 million on the Company’s unrecognized tax benefits.

       Equity Income (Loss):

Income from unconsolidated investments was $4.4 million in the third fiscal quarter of 2009 compared to a loss of $850,000 in the third fiscal quarter of 2008, due primarily to improved financial results at the internet companies in which the Company has ownership interests.

The Company sold SP at the beginning of the second fiscal quarter of 2008 and recorded a gain on the sale of $34.5 million. In the third quarter of 2009, the Company recorded final closing adjustments resulting in an additional gain of $1.0 million.

In addition, the Company recorded charges totaling $3.0 million in the third fiscal quarter of 2008 related to estimated impairments of certain internet investments.

For an expanded discussion of transactions and events related to the Company’s less than 50% owned companies, see Note 3 to the consolidated financial statements.

Gain on Extinguishment of Debt:

In the second fiscal quarter of 2009, the Company closed a debt exchange offer and in the third quarter of 2009 the Company recorded additional expenses of $0.7 million associated with this exchange. In the third fiscal quarter of 2008, the Company recorded a pre-tax gain on the extinguishment of debt of $180,000 relating to a bond tender offer for cash. For further information, see Note 4 to the consolidated financial statements.

Income Taxes:

The income tax rate from continuing operations in the third fiscal quarter of 2009 was 22.7% compared to 33.0% in 2008.  The Company refined its estimate of its 2009 projected effective annual tax rate and applied the revised rate to its results from continuing operations resulting in an adjustment in the third quarter of 2009. The projected annual effective tax rate on earnings excluding discrete tax items (primarily gains on debt extinguishments or sales of investments) is estimated to be 61.8% for full year 2009. The Company had previously applied a lower tax rate to operating losses excluding discrete items through the first half of 2009. As a result, the Company recorded a tax benefit of $11.4 million in the third fiscal quarter of 2009 to adjust the year-to-date tax provision.

First Nine Months of 2009 Compared to First Nine Months of 2008

The Company reported income from continuing operations in the first nine months of 2009 of $27.9 million, or $0.33 per share, compared to $23.2 million, or $0.28 per share in 2008.   The Company’s net income was $28.3 million, or $0.33 per share, including discontinued operations in the first nine months of 2009, compared to $23.1 million, or $0.28 per share, in the first nine months of 2008.  Net income in both years was impacted by the events discussed in the comparison of quarterly results above.

Revenues:

Revenues from continuing operations in the first nine months of 2009 were down 24.6% to $1.1 billion compared to $1.4 billion in 2008.  Advertising revenues in 2009 totaled $834.5 million, down 29.3%, and circulation revenues were $206.9 million, up 4.2%.

The following summarizes the Company's revenues by category, which compares the first nine months of 2009 with the first nine months of 2008 (dollars in thousands):

	Nine Months Ended
	September 27, 2009	September 28, 2008	% Change
Advertising:
Retail	$436,719	$568,670	-23.2
National	75,791	108,391	-30.1
Classified:
Auto	69,551	104,790	-33.6
Employment	46,447	121,888	-61.9
Real estate	55,631	99,934	-44.3
Other	65,721	70,174	-6.3
Total classified	237,350	396,786	-40.2
Direct marketing
and other	84,610	106,621	-20.6
Total advertising	834,470	1,180,468	-29.3
Circulation	206,860	198,610	4.2
Other	37,020	50,508	-26.7
Total revenues	$1,078,350	$1,429,586	-24.6

Retail advertising decreased $132.0 million, or 23.2%, from the first nine months of 2008 and largely reflected the factors discussed in the comparison of quarterly results above.  Print ROP advertising decreased $103.2 million, or 33.1%, from the first nine months of 2008 and preprint advertising decreased $46.3 million, or 20.6%, from 2008.  Online retail advertising increased $17.5 million, or 53.1%, from the first nine months of 2008 driven by increased banner and display advertisements and, to a lesser degree, the impact of rolling out the Yahoo advertising platform at the Company’s newspapers as discussed in the comparison of quarterly results above.

National advertising revenues decreased $32.6 million, or 30.1%, from the first nine months of 2008. The declines in total national advertising were across a broad number of segments in this category.  Online national advertising increased $3.9 million, or 32.8%, from the first nine months of 2008.

Classified advertising revenues decreased $159.4 million, or 40.2%, from the first nine months of 2008 and was impacted by generally the same factors discussed in the quarterly results above.  Print classified advertising declined $135.9 million, or 44.9%, while digital classified advertising decreased $23.6 million, or 25.1%, from the first nine months of 2008 due almost entirely to a decline in digital employment advertising.  More specifically:
•
Automotive advertising decreased $35.2 million, or 33.6%, from the first nine months of 2008, reflecting lower automotive sales and the consolidation of automotive dealers.  Print automotive advertising declined 43.5%, while online advertising was down 1.6%.

•
Employment advertising decreased $75.4 million, or 61.9%, from the first nine months of 2008 reflecting a national slowdown in hiring and therefore employment advertising.  The declines were reflected both in print employment advertising, down 67.6%, and online employment advertising, down 53.5%.

•	Real estate advertising decreased $44.3 million, or 44.3%, from the first nine months of 2008. In total, print real estate advertising declined 50.9%, while online advertising declined 0.7%.

Online advertising revenues, which are included in each of the advertising categories discussed above, totaled $136.8 million in the first nine months of 2009, a decrease of 1.6% as compared to the first nine months of 2008.  Excluding employment advertising that has been particularly hard hit by the economic downturn, online advertising grew 27.2% in the first nine months of 2009.

Direct marketing advertising decreased $22.1 million, or 21.0%, from the first nine months of 2008 reflecting the overall slow advertising environment in 2009.

Circulation revenues increased $8.3 million, or 4.2%, from the first nine months of 2008, primarily reflecting the impact of increases in circulation prices, partially offset by lower circulation volumes.  The Company expects circulation volumes to remain lower in fiscal 2009 compared to fiscal 2008 reflecting primarily price increases, the Company’s focus on reducing costly circulation programs deemed to be of lesser value to its advertising customers and, to a lesser extent, changes in readership trends.

Operating Expenses:

Operating expenses in 2009 and 2008 include restructuring charges and the 2009 amount includes $10.6 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. The following table summarizes operating expenses, as well as the amount of these items in operating expenses in the 2009 and 2008 (in thousands):
	Nine Months Ended
	September 27,	September 28,	%
	2009	2008	Change
Operating expenses	$984,057	$1,288,500	-23.6
Restructuring and other items	35,659	42,687	-16.5

Compensation expense	$453,483	$647,771	-30.0
Restructuring charges	25,095	42,451	-40.9

Operating expenses decreased $304.4 million, or 23.6%, from the first nine months of 2008, as the Company continued to reduce costs to mitigate the impact of revenue declines. Operating expenses in the first nine months of fiscal 2009 included $25.1 million in severance and benefit plan curtailment gain related to the Company’s continued restructuring program and $10.6 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. Operating expenses in the first nine months of 2008 included $42.5 million in severance and benefit plan curtailment gain related to the Company’s restructuring plans.

Compensation expenses decreased $194.3 million, or 30.0% from 2008, and included the restructuring charges discussed above.  The decline in compensation primarily reflected salary cuts and reductions in head count.

Newsprint and supplement expense was down 28.6% primarily reflecting declines in newsprint usage. Newsprint expense was down 29.5% while supplement expense was down 23.3%.  Depreciation and amortization expenses were up $2.2 million from the first nine months of 2008 and include the impact of the $10.6 million accelerated depreciation on equipment, which was partially offset by lower depreciation on other assets as useful lives expired.  Other operating costs were down $59.1 million, or 17.1%, reflecting Company-wide cost controls.

Interest:

Interest expense for continuing operations declined $13.3 million, or 11.5%, from the first nine months of 2008.  Interest expense in the 2009 nine-month period included a $0.4 million charge related to the write-off of deferred financing costs as a result of the amendment to the Company’s bank credit agreement as of May 20, 2009, while interest in the 2008 nine-month period included a $3.7 million charge for an amendment as of March 29, 2008.  Interest related to the Company’s debt, was $95.7 million through the nine-month period in 2009 compared to $112.4 million in 2008, primarily reflecting lower interest rates and debt balances. Interest on unrecognized tax benefits were $3.4 million higher in the first nine months of 2009 than 2008.

Equity Income (Loss):

Income from unconsolidated investments was $3.6 million in the first nine months of 2009 compared to a loss of $14.3 million in the same period in 2008. The 2009 amounts included strong earnings results from the Company’s internet investments, while the 2008 amounts included losses recorded from SP in the first quarter of 2008.

See the quarterly comparison above for the impact of the sale of SP and impairment-related charges on certain internet investments and Note 2 to the consolidated financial statements for an expanded discussion of transactions and events related to the Company’s less than 50% owned investments.

Gain on Extinguishment of Debt

In 2009, the Company recorded a pre-tax gain on the extinguishment of debt of $44.1 million relating to a private bond exchange offer for its public debt securities using cash and 15.75% senior notes due July 15, 2014. In 2008, the Company recorded a pre-tax gain on the extinguishment of debt of $19.7 million relating to bond tender offers for cash.  For further information, see Note 4 to the consolidated financial statements.

Income Taxes:

The income tax rate for the first nine months of 2009 from continuing operations was 29.0% compared to 45.7% in 2008.  Both the 2009 and 2008 tax rates were impacted by state tax accruals and discrete tax adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $4.2 million as of September 27, 2009.  The Company generated $85.0 million of cash from operating activities from continuing operations in the first nine months of 2009 compared to $151.8 million in 2008.  The decrease in cash from operating activities in 2009 primarily relates to lower advertising revenues and receipts in 2009 and is partially offset by lower expenses and payments.  The Company used $6.9 million in cash from discontinued operations primarily to pay an income tax settlement related to one of its divested newspapers. In the first nine months of 2008, the Company generated $188.9 million in cash from discontinued operations due primarily to the receipt of a tax refund related to the sale of the Minneapolis Star Tribune newspaper.

In 2009, the Company generated $3.7 million of cash from investing activities primarily due to the receipt of $10.7 million in sales proceeds from selling various assets and $4.2 million received in 2009 from the 2008 sale of its interest in the SP Newsprint Company. These sources were partially offset by purchases of property, plant and equipment totaling $11.2 million and other items. In 2008, investing activities provided $77.0 million in cash primarily due to the receipt of $63.1 million from the sale of SP and ShopLocal, and $31.7 million from the sale of other assets, offset by the purchase of property, plant and equipment totaling $17.1 million.  The Company used the proceeds it received from its sales of investments and assets to reduce debt in 2009 and 2008.

As part of the acquisition of Knight-Ridder, Inc. in 2006, the Company acquired 10 acres of land in Miami, Florida (the Miami land).  Such land is under contract to be sold for gross proceeds of $190.0 million pursuant to a March 2005 sale agreement.  The contract was amended on December 30, 2008, and pursuant to the amendment, the parties agreed to extend the closing date of the sale from December 31, 2008 to June 30, 2009.  The buyer had the right to extend the closing date for up to an additional six months to December 31, 2009, conditioned upon an increase in the termination fee payable to McClatchy, from $2 million to $6 million, in the event the transaction fails to close.  In addition, under the terms of the amendment, the buyer relinquished its right of first refusal to purchase The Miami Herald’s building and underlying land, which right was included in the original agreement.  The amendment did not affect the purchase price under the original agreement which has remained $190 million.  McClatchy has received $10 million in non-refundable deposits from the buyer which will be applied toward the purchase price. On June 30, 2009, the buyer exercised its option to extend the date for closing from June 30, 2009, to a date on or before December 31, 2009.

During the second quarter of fiscal 2009, the Company repaid $31 million in bonds due on April 15, 2009.  The Company also paid an aggregate of $6.4 million in cash ($3.4 million in payments to bondholders) and related expenses and issued $24.2 million of 15.75% senior notes due July 15, 2014 in total consideration to retire $102.8 million in publicly traded debt securities in its June 2009 private exchange offer. See Note 4 and the discussion under “Debt and Related Matters” below for more detail on this transaction. In the second quarter of fiscal 2008, the Company used $283.2 million, including offering expenses, to complete a tender for $300 million of its bonds (see Note 4 to the consolidated financial statements) and paid $5.8 million to retire $5.9 million of bonds in the open market in the third quarter of 2008. The Company repaid $98.0 million of revolving bank debt and paid $9.3 million in refinancing fees in 2008.

The Company repaid $2 million of its Term A loan and reduced its revolving bank debt by $22.7 million in the first nine months of 2009. The Company also paid $14.9 million in dividends in the first nine months of fiscal 2009.  The Company suspended its dividend after the payment of the first quarter dividend in 2009 and no other dividend payments are expected to be declared or paid in 2009.  In addition, the Company is restricted from paying dividends after June 2009 if its leverage ratio (as defined in its Credit Agreement) is greater than 3.0 to 1.0. The Company paid $44.4 million in dividends in the first nine months of 2008.

While the Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the current liquidity needs of the Company, including currently planned capital expenditures.  The Company’s Credit Agreement and $166.2 million in notes mature in the second fiscal quarter of 2011.  The Company will seek to refinance this debt prior to maturity and from time to time explores opportunities to do so.   In addition, the Company may continue to be opportunistic in reducing debt by pursuing cash repurchases of its notes and/or note exchanges.
.
Debt and Related Matters:

The Company's bank debt consists of a credit facility entered into on June 27, 2006 that provided for a $3.2 billion senior unsecured (subsequently secured as discussed below) credit facility (Credit Agreement) and was established in connection with the acquisition of Knight-Ridder, Inc. (the Acquisition).  At the closing of the Acquisition, the Company’s Credit Agreement consisted of a $1.0 billion five-year revolving credit facility and $2.2 billion five-year Term A loan. Both the Term A loan and the revolving credit facility are due on June 27, 2011.

In connection with the private debt exchange offer described below, the Company entered into an agreement on May 20, 2009 to amend the Credit Agreement which, among other things, allows the Company to use up to $60 million under its revolving credit facility to repurchase its 7.125% Notes due June 1, 2011 or its 4.625% Notes due November 1, 2014 (up to a $25 million limit on the 2014 Notes), subject to certain conditions.  The cash may also be used in connection with a debt exchange offer so long as any new notes issued in such an offer have a stated maturity of no earlier than July 1, 2014. In March and September 2008, the Company entered into amendments to the Credit Agreement which gave the Company additional flexibility in its bank covenants. Terms of the Credit Agreement are described below.  Pursuant to the most recent amendment, the revolving credit facility will be reduced to $560 million from $600 million (to a total facility of $1.1 billion) in increments through December 31, 2009; and further reduced by $10 million through June 30, 2010. A further reduction of $125 million is required upon the sale by the Company of the Miami land.

As of September 27, 2009, the revolving credit facility provided for loans up to $595 million. A total of $171.9 million was available under the revolving credit facility at September 27, 2009, all of which could be borrowed under the Company's current bank covenants. The principal amount available for borrowing under the revolving credit facility declined to $590 million on September 30, 2009.

 The Company wrote off $0.4 million and $3.7 million of deferred financing costs in the first half of 2009 and 2008, respectively in connection with the amendments, which were recorded in interest expense in the consolidated statement of operations.

Debt under the amended Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 325 basis points to 475 basis points or at the agent’s base rate plus a spread ranging from 225 basis points to 325 basis points, based upon the Company’s total leverage ratio (as defined in the Credit Agreement).   A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points, based upon the Company’s total leverage ratio. The Company currently pays interest on borrowings at a rate of 400 basis points over LIBOR and pays 62.5 basis points for commitment fees.

The amended Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.00 to 1.00 through maturity of the agreement and a maximum leverage ratio (as defined in the Credit Agreement) of 7.00 to 1.00 from September 27, 2009 through September 26, 2010 and 6.25 to 1.00 from and after December 26, 2010.  Upon the sale by the Company of the Miami land, the applicable leverage ratio covenant will be reduced by 0.25 times. At September 27, 2009, the Company’s interest coverage ratio (as defined in the Credit Agreement) was 2.80 to 1.00 and its leverage ratio (as defined in the Credit Agreement) was 5.73 to 1.00 and the Company was in compliance with all financial debt covenants.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.

Advertising revenue results declined in fiscal year 2008 and continued to decline in the first nine months of 2009. Declining revenues that are not offset by expense savings impact the Company’s interest coverage and leverage ratios. To offset the revenue declines, the Company implemented various restructuring plans in 2008.

The Company also implemented additional restructuring initiatives early in the second quarter of 2009. The restructuring plans have included a combination of reductions in staff of up to 1,600 positions, consolidating functions and outsourcing certain functions. In addition, the Company froze its defined benefit pension plans, suspended its 401(k) matching contributions and implemented salary reductions, among other steps. Please see “Recent Events and Trends”, section entitled “Restructuring Plans” for an expanded discussion of these restructuring initiatives.  If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

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

At September 27, 2009, the Company had outstanding letters of credit totaling $54.2 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.

In the second fiscal quarter of 2008, the Company purchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its revolving credit facility and recorded a pre-tax gain in the second fiscal quarter of 2008 of $19.5 million.  The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively.  In the third fiscal quarter of 2008, the Company purchased $5.9 million aggregate principal of its outstanding debt securities maturing in 2009 for $5.8 million in cash obtained from its revolving credit facility and recorded a pre-tax gain in the third fiscal quarter of $180,000.   The Company recognized $19.7 million in gain on the extinguishment of debt through September 28, 2008 on these transactions.

 On June 26, 2009, the Company completed a private debt exchange offer for all of its outstanding public debt securities for a combination of cash and newly issued 15.75% senior notes due July 15, 2014 (New Notes). The New Notes are senior unsecured obligations and are guaranteed by McClatchy’s existing and future material domestic subsidiaries.  In exchange for $3.4 million in cash and $24.2 million of New Notes the Company retired the following outstanding principal amount of debt securities maturing in the respective years: $3.8 million in 2011 notes, $11.1 million in 2014 notes, $53.4 million in 2017 notes, $10.8 million in 2027 debentures and $23.8 million in 2029 debentures. The Company recorded a pre-tax gain of approximately $44.1 million in the third fiscal quarter of 2009. The gain was equal to the carrying amount of the exchanged securities, less the total future cash payments of the New Notes, including both payments of interest and principal amount, and related expenses of the exchange.

The New Notes are governed by an indenture entered into on June 26, 2009 which includes a number of covenants that are applicable to the Company and its restricted subsidiaries.  The covenants are subject to a number of important exceptions and qualifications set forth in the indenture.  These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to it; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

As of June 30, 2009, subsequent to the bond exchange offering, both S&P and Moody’s issued lower ratings on the Company’s debt and issued corporate family ratings as described in the table below. The ratings downgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement.  The ratings have remained the same through the filing date of this report on Form 10-Q.

Debt Ratings
Credit Facility:
S & P	CC
Moody's	B1

Unsecured Notes:
S & P	C
Moody's	Caa3

Senior Notes:
S & P	C
Moody's	Caa1

Corp. Family Rating:
S & P	CC
Moody's	Caa2

Contractual Obligations:

The Company increased its long-term contractual obligations by $13.6 million from fiscal year-end 2008 for commitments related primarily to outsourcing agreements for various production activities.

The Company decreased its pension obligations by approximately $50.3 million from year-end 2008 as the qualified pension plan and certain postretirement plans were revalued as of January 31, 2009 in connection with the freezing of the pension plans. See Note 5 to the consolidated financial statements above for more discussion.

Off-Balance-Sheet Arrangements:

As of September 27, 2009, the Company did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-Looking Information:

This report on Form 10-Q contains forward-looking statements regarding the Company's actual and expected financial performance and operations.  These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about our ability to consummate contemplated sales transactions for our assets or investments which may enable debt reduction on anticipated terms, our customers and the markets in which we operate, advertising revenues, circulation volumes, the economy, our pension plans, including our assumptions regarding return on pension plan assets and assumed salary increases, newsprint costs, our restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures, litigation, sufficiency of capital resources, any plans to refinance our debt, possible acquisitions and investments and our future financial performance.  Such statements are subject to risks, trends and uncertainties.

Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should understand that the following important factors, in addition to those discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in our forward-looking statements: the duration and depth of the economic recession; McClatchy may not generate cash from operations, or otherwise, necessary to reduce debt or meet debt covenants as expected; McClatchy may not consummate contemplated transactions to enable debt reduction on anticipated terms or at all; McClatchy may not achieve its expense reduction targets or may do harm to its operations in attempting to achieve such targets; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; the Company’s inability to continue to satisfy the NYSE’s qualitative and quantitative listing standards for continued listing; increases in the cost of newsprint; bankruptcies or financial strain of its major advertising customers; litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased consolidation among major retailers in our markets or other events depressing the level of advertising; our inability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; decreased circulation and diminished revenues from retail, classified and national advertising; and other factors, many of which are beyond our control.

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

The United States economy is undergoing an extended period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence have weakened the economic climate in all of the markets in which the Company does business and have had and are expected to continue to have an adverse effect on the Company’s advertising revenues. Classified advertising revenues have continued to decline since late 2006 and advertising results declined across the board in 2008, through the third quarter of 2009 and into the fourth quarter of 2009.  To the extent these economic conditions continue or worsen, the Company’s business and advertising revenues will be adversely affected, which could negatively impact the Company’s operations and cash flows and the Company’s ability to meet the covenants in its existing senior secured credit agreement.

If management is unable to execute cost-control measures successfully, total operating costs may be greater than expected, which may adversely affect the Company’s profitability.

Given general economic and business conditions and the Company’s recent operating results, the Company has taken steps to lower operating costs by reducing workforce and implementing general cost-control measures.  If the Company does not achieve its expected savings from these initiatives or if operating costs increase as a result of these initiatives, total operating costs may be greater than anticipated.  Although management believes that appropriate steps have been taken and are being taken to implement cost-control efforts, such efforts may affect the Company’s business and its ability to generate future revenue.  Significant portions of the Company’s expenses are fixed costs that neither increase nor decrease proportionately with revenues.  As a result, management is limited in its ability to reduce costs in the short term.  If these cost-control efforts do not reduce costs sufficiently, income from continuing operations may continue to decline.

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

The Company has $1.9 billion in total consolidated debt, which subjects the Company to significant interest and credit risk.

As of September 27, 2009, the Company had approximately $1.9 billion in total consolidated debt outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Debt service costs are subject to interest rate changes as well as any changes in the Company’s leverage ratio (ratio of debt to operating cash flow as defined in the Company’s existing senior secured credit agreement with its banks). Higher leverage ratios could increase the level of debt service costs and also affect the Company’s future ability to refinance maturing debt, or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.  On June 30, 2009, Standard & Poor’s lowered its corporate credit rating on the Company to ‘CC’ from ‘CCC+’, with a negative rating outlook, and the ratings on the Company’s bonds were lowered from ‘CCC-’ to ‘C’ (including the newly issued senior notes).  On June 30, 2009, Moody’s lowered its corporate credit rating on the Company to ‘Caa2’ from ‘Caa1’, with a negative rating outlook, and the ratings on the Company’s unsecured bonds were lowered from ‘Caa2’ to ‘Caa3’ and Moody’s issued a “Caa1” rating on the Company’s newly issued senior notes.

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

As of September 27, 2009, the Company had approximately $1.9 billion in long-term debt, of which $0.9 billion was in the form of borrowings under bank credit facilities maturing in 2011.  The balance was in the form of unsecured publicly traded notes maturing in part in 2011, 2014, 2017, 2027 and 2029, with aggregate outstanding principal amounts of $166 million, $169 million, $347 million, $89 million and $276 million, respectively; and senior notes totaling $24.2 million in principal which are also due in 2014. While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced.  Access to the capital markets for longer-term financing is currently restricted due to the unprecedented and ongoing turmoil in the capital markets.  As of September 27, 2009, the Company had approximately $171.9 million of additional borrowing capacity under its existing senior secured revolving credit facility, providing near-term liquidity to fund its needs.

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

Newsprint is the major component of the Company’s cost of raw materials. Excluding costs related to restructuring, newsprint accounted for 11.8% McClatchy’s operating expenses for the first nine months of fiscal 2009. Accordingly, earnings are sensitive to changes in newsprint prices. The Company has not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, operating results could be adversely affected. If newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, the Company’s ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect its operating results.

A portion of the Company’s employees are members of unions and if the Company experiences labor unrest, its ability to produce and deliver newspapers could be impaired.

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of September 27, 2009, approximately 5.9% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times through 2012. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

Under the Pension Protection Act (PPA), the Company will be required to make greater cash contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

The poor capital markets of 2008 that have affected all investments impacted the funds in the Company’s pension plans which had poor returns in 2008. As a result of the plans’ lower assets, the projected benefit obligations of the Company’s qualified pension plans exceed plan assets by $575 million as of March 29, 2009. The excess of benefit obligations over pension assets is expected to give rise to an increase in required pension contributions over the next several years. The PPA funding rules are likely to require the net liability at the end of 2009 to be funded with tax deductible contributions between 2010 and 2015, with approximately 3% to 5% of such net liability coming due in 2010. While legislation has recently been enacted to give some relief in funding and there may be more related legislation, the contributions will place additional strain on the Company’s liquidity needs.

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

The McClatchy Company

November 6, 2009	By: /s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
November 6, 2009	By: /s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

TABLE OF EXHIBITS

Exhibit		Description

2.1	*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006

3.1	*	The Company's Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2006

3.2	*	The Company's Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company's Current Report on Form 8-K filed July 28, 2008

4.1	*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004

10.1	*
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

**10.21*
Separation and Release Agreement between the Company and Lynn Dickerson dated July 16, 2009, included as exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed for the Quarter Ending on June 28, 2009

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

10.27*
Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 26, 2006

10.28*
Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight-Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.23 in the Company's Quarterly Report on Form 10Q filed for the quarter ending July 1, 2007

10.29*
Amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight-Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.24 in the Company's Quarterly Report on Form 10Q filed for the quarter ending July 1, 2007

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