Form 10-K
period 2009-12-27
MCCLATCHY CO
filed 2010-03-03
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 27, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 1-9824

The McClatchy Company

(Exact name of registrant as specified in its charter)

Delaware	52-2080478
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

2100 “Q” Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 916-321-1846

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐      (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

Based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 28, 2009 the last day of the Company’s second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $28.1 million. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding as of February 24, 2010:

Class A Common Stock    59,778,534

Class B Common Stock    24,800,962

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s May 19, 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part II and Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

INDEX TO THE McCLATCHY COMPANY

2009 FORM 10-K

PART I

ITEM 1.	BUSINESS

Available Information

The McClatchy Company (McClatchy or the Company) maintains a website which includes an investor relations page available to all interested parties at www.mcclatchy.com. All filings with the United States Securities and Exchange Commission, along with any amendments thereto, are available free of charge on our website at www.mcclatchy.com/investor/. The Company’s corporate governance guidelines; charters for the following committees of the board of directors: audit committee, committee on the board, pension and savings plans committee, compensation and nominating committees; and the Company’s codes of business conduct and ethics and senior officers code of ethics may also be found on this website. In addition, paper copies of any such filings and corporate governance documents are available free of charge by contacting us at the address listed on the cover page of this filing. The contents of this website are not incorporated into this filing. Further, our reference to the URL for this website is intended to be an inactive textual reference only.

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

On June 27, 2006, the Company acquired Knight-Ridder, Inc. (the Acquisition). Of the 32 daily newspapers acquired in the Acquisition, the Company subsequently sold 12 of the daily newspapers, retaining 20 daily papers in strong markets and significant digital assets. On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper. Accordingly, the Star Tribune’s results are not included in any of the Company’s discussions of continuing operations in this Report.

The Company is the third largest newspaper publisher by circulation in the United States, with 30 daily newspapers, 43 non-dailies and direct marketing and direct mail operations located in 29 markets across the country. The Company’s newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the fiscal year 2009, the Company had an average paid daily circulation of 2,298,635 and Sunday circulation of 2,946,400. McClatchy also operates local websites in each of its markets which complement its newspapers and extend its audience reach. Average monthly unique visitors, a measurement of usage of the Company’s websites, totaled 34.5 million. McClatchy-owned newspapers include, among others, The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also has a portfolio of premium digital assets. In addition to its local websites, which offer users information, comprehensive news, advertising, e-commerce and other services, McClatchy owns 14.4% of CareerBuilder, the nation’s largest online job site; 25.6% of Classified Ventures, a newspaper industry partnership that offers two of the nation’s premier classified websites: the auto website, cars.com, and the rental site, Apartments.com, and 33.3% of HomeFinder, LLC which operates the real estate website HomeFinder.com.

McClatchy is listed on the New York Stock Exchange under the symbol MNI.

Strategic Emphasis

The Company’s local media businesses are in a period of tremendous structural and cyclical change. The Company’s strategy of being the leading local media company in each of its markets remains sound, but these changes require the Company to focus on five major operational imperatives:

•	Increasing advertising revenues

•	Expanding its digital advertising business;

•	Broadening its audience in its local markets;

•	Maintaining its commitment to public service journalism;

•	Restructuring its operations to reduce its cost structure.

Increasing Advertising Revenues

Advertising revenues make up the vast majority of the Company’s revenues, making the quality of its sales function of utmost importance. Advertising revenues were approximately 78% of consolidated net revenues in fiscal 2009 and 83% in fiscal 2008. Circulation revenues approximated 19% of consolidated net revenues in fiscal 2009 and 14% in fiscal 2008.

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

The Company is enhancing its sales efforts with the following initiatives:

•	Offering compelling products and services;

•	Reallocating sales staff, particularly to online sales;

•	Implementing new sales incentive plans focused on online sales;

•	Extending sales training aimed at changing the culture and approach to selling;

•	Improving sub-zip zoning and other targeting capabilities to address customers’ needs for targeted advertising; and

•	Partnering with technology companies and other newspaper companies.

Expanding McClatchy’s Digital Advertising Business

The Company’s advertising revenues from digital advertising has been growing even as the Company has faced structural and cyclical change. McClatchy continues to be an industry leader in digital advertising revenue from newspaper websites as a percent of total advertising with 16.2% of advertising coming from digital products in fiscal 2009, compared to 11.6% in fiscal 2008. For all of fiscal 2009, 43.7% of the Company’s digital advertising revenues came from advertisements placed only online; that is, they were not tied to a joint print buy. Management believes this independent revenue stream bodes well for the future of the Company’s digital business and is evidence of its importance as a resource for advertisers.

The Company’s websites offer classified advertising products provided by our less than 50%-owned companies, including CareerBuilder for employment, cars.com for autos and Apartments.com in the rental category. These products generate approximately 29.4% of the Company’s digital advertising revenue for fiscal 2009.

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

Broadening Newspaper’s Audiences in Their Local Markets

Each of the Company’s daily newspapers has the largest circulation of any newspaper serving its particular community, and coupled with a local website, reaches a broad audience in each market. The Company believes that its broad reach in each market is of primary importance in attracting advertising, the principal source of revenues for the Company.

While daily newspaper paid circulation was down 11.4% and Sunday circulation was down 8.3% in fiscal 2009 compared with fiscal 2008, a portion of the decline in print circulation reflected aggressive price increases at most newspapers and reductions by the Company to eliminate unprofitable circulation that advertisers did not value highly. In addition, the Company’s digital audience continues to show growth, with average monthly unique visitors at McClatchy newspapers’ websites in 2009 up 18.6% from 2008 to 34.5 million average monthly unique visitors.

The Audit Bureau of Circulations (ABC) now certifies audience reach where surveys are available—generally in larger markets. Based on September 2009 ABC data the Company’s newspapers deliver unduplicated reach of print and online readers of nearly 70% in its 21 measured McClatchy markets. Collectively, these 21 measured markets showed audience growth between March and September of 2009.

To remain the leading local media company and a must-buy for advertisers, McClatchy is focused on maintaining broad reach of print and online audiences in each market it serves. McClatchy will continue to refine and strengthen its print platform, but its growth increasingly comes from its digital products and the beneficial impact those products have on the total audience the Company delivers for its advertisers.

Maintaining Commitment to Public Service Journalism

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

Restructuring McClatchy’s Operations to Reduce its Cost Structure

The ongoing structural and cyclical change in the current economy demands that the Company respond by reengineering and restructuring its operations to achieve an efficient and sustainable cost structure. Compensation expense is the largest component of the Company’s cash operating expenses (total operating expense less depreciation and amortization, noncash impairment charges and severance costs), accounting for 50.2% of cash operating expenses in fiscal 2009 and 52.2% in fiscal 2008. Technology increasingly is giving the Company the ability to operate more efficiently and reduce staff and related compensation expense. The Company looks actively for opportunities to realize efficiencies by outsourcing and/or centralizing certain functions such as production, circulation, finance, information systems, customer call centers, and advertising operations. The Company believes using technology in this way is an important component to the restructuring plans discussed in more detail below.

Cyclical economic pressures are causing the Company to ramp down its costs more quickly to meet new revenue realities. In doing so, the Company’s newspaper operations are emphasizing restructuring moves that are preferred or acceptable to our audiences and advertisers, such as reducing the width of newspapers or reducing unprofitable circulation that reaches areas outside of a newspaper’s core market. The Company is focusing its efforts on quality content production, effective sales efforts and growth in digital operations to position it for an economic recovery.

During 2008 and 2009, in order to make significant progress in achieving an efficient and sustainable cost structure, the Company announced a strategic restructuring programs which resulted in the reduction of staffing by approximately 4,200 positions, and announced the freezing of the Company’s pension plans and other cost saving measures. See further discussion in, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Other Operational Information

Each of the Company’s newspapers is largely autonomous in its local advertising and editorial operations in order to meet most effectively the needs of the communities it serves.

The Company has two operating segments. Publishers and editors of each of the newspapers make the day-to-day decisions and report to one of two vice presidents of operations (segment managers). The segment managers are responsible for implementing the operating and financial plans at each of the newspapers within their respective operating segment. The corporate managers, including executive officers, set the basic business, accounting, financial and reporting policies.

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

The Company’s newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year reflecting the spring and Thanksgiving and Christmas holidays, respectively. The first quarter, when holidays are not prevalent, is historically the slowest quarter for revenues and profits.

The following table summarizes the circulation of each of the Company’s daily newspapers. These circulation figures are reported on the Company’s fiscal year basis and are not meant to reflect Audit Bureau of Circulations (ABC) reported figures.

	2009		2008
Circulation by Newspaper	Daily	Sunday	Daily	Sunday
The Sacramento Bee	226,329	272,738	259,223	300,510
The Kansas City (Missouri) Star	222,415	316,390	243,488	332,004
Charlotte Observer	175,565	231,243	199,956	253,393
(Fort Worth) Star-Telegram	174,991	259,011	197,672	283,914
The Miami Herald	167,998	245,849	221,736	285,246
The (Raleigh) News & Observer	144,356	194,924	162,224	207,080
The Fresno Bee	129,542	153,251	142,518	167,184
Lexington Herald-Leader	101,229	117,219	104,140	127,424
The (Tacoma) News Tribune	91,545	104,974	106,441	120,897
The (Columbia, SC) State	87,633	111,587	97,964	125,149
The Wichita Eagle	76,024	116,944	80,879	125,506
The Modesto Bee	68,102	74,903	75,390	79,430
El Nuevo Herald	61,261	81,634	78,255	86,733
Idaho Statesman (Boise)	53,913	73,121	59,566	77,263
Anchorage Daily News	51,749	57,641	61,520	68,732
Belleville (Illinois) News-Democrat	50,167	57,127	50,840	59,465
The (Macon, GA) Telegraph	49,133	64,578	54,132	68,649
The (Myrtle Beach, SC) Sun News	42,892	54,889	47,931	59,304
(Biloxi) Sun Herald	39,665	45,032	42,189	47,393
The Bradenton (Florida) Herald	39,134	45,925	42,620	48,547
Tri-City (Washington) Herald	37,073	39,961	39,912	42,161
(Columbus, GA) Ledger-Enquirer	35,483	43,933	39,749	47,738
The (San Luis Obispo, CA) Tribune	34,579	39,717	35,891	41,290
The Olympian (Washington)	27,530	33,271	30,313	37,237
The (Rock Hill, SC) Herald	24,993	27,947	28,242	30,510
(Pennsylvania) Centre Daily Times	22,024	28,352	23,274	30,291
The Bellingham (Washington) Herald	19,496	24,342	21,702	27,175
The Island Packet (Hilton Head, SC)	18,417	19,724	18,489	19,716
Merced (California) Sun-Star	14,702	—	15,618	—
The Beaufort (South Carolina) Gazette	10,694	10,171	11,701	10,915

The Company’s newspapers are generally delivered by independent contractors, and subscription revenues are recorded net of direct delivery costs.

Other Operations

The Company owns 14.4% of Career Builder, the nation’s largest online job site, 25.6% of Classified Ventures, a newspaper industry partnership that offers classified websites such as cars.com and apartments.com. The Company owns one-third of HomeFinder, LLC which operates the real estate website HomeFinder.com. The Company also owns a 15.0% interest in TKG Internet Holdings, which owns 75.0% of Topix.net (Topix), a general interest website focused on local communities, for an effective ownership of 11.3%.

McClatchy Tribune Information Service (MCT), a joint venture of McClatchy and Tribune Company (Tribune), offers stories, graphics, illustrations, photos and paginated pages for print publishers and web-ready content for online publishers. All the Company’s newspapers, Washington D.C. staff and foreign bureaus produce MCT editorial material. Content is also supplied by Tribune newspapers and a number of other newspapers.

The Company owns 49.5% of the voting stock and 70.6% of the nonvoting stock of The Seattle Times Company. The Seattle Times Company owns The Seattle Times newspaper and weekly newspapers in Puget Sound and daily newspapers located in Walla Walla and Yakima, Washington.

In addition, the Company owns a 27.0% interest in Ponderay Newsprint Company (Ponderay), a general partnership, which owns and operates a newsprint mill in the State of Washington. The Company is required to purchase up to 56,800 metric tons of newsprint annually from Ponderay on a “take-if-tendered” basis at prevailing market prices, until Ponderay’s debt is repaid.

The Company and affiliates of Cox Enterprises, Inc. and Media General Inc. each owned a 33.3% interest in SP Newsprint Co. (SP), a newsprint manufacturing company in North America that was sold in 2008. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below for an expanded discussion of this transaction. The Company has an annual purchase commitment for up to 149,160 metric tons of newsprint from SP.

The Company uses the equity method of accounting for a majority of its investments in unconsolidated companies.

Raw Materials

During fiscal 2009, the Company consumed approximately 218,000 metric tons of newsprint compared to 314,000 metric tons in fiscal 2008 for its continuing operations. The decrease in tons consumed was primarily due to lower advertising sales and circulation volumes, and to conversion to lighter weight newsprint and reduction of web widths at certain newspapers. The Company currently obtains a majority of its supply of newsprint from Ponderay and SP, as well as a number of other suppliers, and primarily under long term contracts.

The Company’s earnings are sensitive to changes in newsprint prices. Newsprint expense accounted for 10.7% of total operating expenses in fiscal 2009 and 12.7% in fiscal 2008 (excluding masthead impairment from total expenses in 2008). However, because the Company has an ownership interest in Ponderay, an increase in newsprint prices, while negatively affecting the Company’s operating expenses, would increase the earnings from its share of this investment partially offsetting the increase in the Company’s newsprint expense. A decline in newsprint prices would have the opposite effect. Ponderay is also impacted by fluctuations in the cost of energy and fiber used in the papermaking process. The Company estimates that it will use approximately 180,000 metric tons of newsprint in fiscal 2010, depending on the level of print advertising, circulation volumes and other business considerations.

The Company purchased 200,832 metric tons of newsprint from Ponderay and SP in 2009. See the discussion above; Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”; and the financial statements and accompanying notes for further discussion of the impact of these investments on the Company’s business.

McClatchy fully supports recycling efforts. In 2009, 99.4% of the newsprint used by McClatchy newspapers was made up of some recycled fiber; the average content was 76.1% recycled fiber. This translates into an overall recycled newsprint average of 75.1%. During 2009, all of McClatchy’s newspapers collected and recycled press waste, newspaper returns and printing plates.

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

The Company’s major daily newspapers are the primary general circulation newspaper in each of their respective markets and lead their local newspaper competitors in both advertising linage and general circulation and readership. Its newspaper internet sites are generally the leading local sites in each of the Company’s major daily newspaper markets, based upon research conducted by the Company and various independent sources.

Nonetheless, the Company has noted changes in readership trends, including a shift of readers to the internet and mobile devices, and has experienced greater shift of advertising in the classified categories to online advertising. The Company faces greater competition, particularly in the areas of employment, automotive and real estate advertising, by online competitors. To address the structural shift to digital media, the Company’s newspapers provide editorial content on a wide variety of platforms and formats—from its daily newspaper to leading local websites; on social network sites such as Facebook and Twitter; on smart phones and on eReaders; on blogs and in niche publications and websites; in e-mail newsletters and RSS feeds. In addition its websites offer leading digital classified products such as CareerBuilder, cars.com and Apartments.com and the Company continues to expand it partnerships with technology companies such as its affiliation with Yahoo on retail efforts.

Employees—Labor

As of December 27, 2009, the Company had approximately 9,600 full and part-time employees (equating to approximately 8,590 full-time equivalent employees), of whom approximately 5.9% were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements expiring in various years through 2012. Twenty of the Company’s 30 daily papers have no unions.

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

Compliance with Environmental Laws

The Company uses appropriate waste disposal techniques for items such as ink and other toxic fluids. The Company has a $1 million letter of credit shared among various state environmental agencies and the US Environmental Protection Agency to provide collateral related to existing or previously disposed oil drums, but the Company does not have any significant environmental issues and has no significant expenses or capital expenditures related to environmental control facilities.

ITEM 1A.	RISK FACTORS

Forward-Looking Information:

This report on Form 10-K contains forward-looking statements regarding the Company’s actual and expected financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about our ability to consummate contemplated sales transactions for our assets or investments which may enable debt reduction on anticipated terms, our customers and the markets in which we operate, advertising revenues, the effect of revenues on the fair value of our reporting units, our impairment analyses and our evaluation of the factors pertinent thereto, the economy, our pension plans, including our assumptions regarding return on pension plan assets and assumed discount rates, newsprint costs, our restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures, litigation, sufficiency of capital resources, possible acquisitions and investments, and our future financial performance. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly in the section entitled “Risk Factors” and in the documents which we incorporate by reference, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in our forward-looking statements: the duration and depth of the economic recession; McClatchy might not generate cash from operations, or otherwise, necessary to reduce debt or meet debt covenants as expected; McClatchy might not consummate contemplated transactions to enable debt reduction on anticipated terms or at all; McClatchy might not achieve its expense reduction targets or might do harm to its operations in attempting to achieve such targets; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; increases in the cost of newsprint; bankruptcies or financial strain of its major advertising customers; litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased consolidation among major retailers in our markets or other events depressing the level of advertising; our inability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; decreased circulation and diminished revenues from retail, classified and national advertising; and other factors, many of which are beyond our control.

The Company has significant competition in the market for news and advertising, which may reduce its advertising and circulation revenues in the future.

The Company’s primary source of revenues is advertising, followed by circulation. In recent years, the advertising industry generally has experienced a secular shift toward internet advertising and away from other traditional media. In addition, the Company’s circulation has declined over the last two years, reflecting general trends in the newspaper industry including consumer migration toward the internet and other media for news and information. With the continued development of alternative forms of media technologies, the Company faces increasing competition from other online sources for both advertising and circulation revenues. This competition has intensified as a result of the continued developments of digital media technologies. Distribution of news, entertainment and other information over the internet, as well as through mobile phones and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to advertisers and audiences. As media audiences fragment, the Company expects advertisers to allocate larger portions of their advertising budgets to digital media. This increased competition has had and is expected to continue to have an adverse effect on the Company’s business and financial results, including negatively impacting revenues and operating income.

Weak general economic and business conditions subject the Company to risks of declines in advertising revenues.

The United States economy is undergoing an extended period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence have weakened the economic climate in all of the markets in which the Company does business and have had and are expected to continue to have an adverse effect on the Company’s advertising revenues. Classified advertising revenues have continued to decline since late 2006 and advertising results declined across the board in 2008 and 2009. To the extent these economic conditions continue or worsen, the Company’s business and advertising revenues will be adversely affected, which could negatively impact the Company’s operations and cash flows and the Company’s ability to meet the covenants in its senior secured credit agreement. In addition, seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate. Second and fourth quarter advertising revenues are typically higher than first and third quarter advertising revenues, reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season. If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, we may not be able to grow or maintain our revenues for the year which would have an adverse effect on the Company’s business and financial results.

If management is unable to execute cost-control measures successfully, total operating costs may be greater than expected, which may adversely affect the Company’s profitability.

Given general economic and business conditions and the Company’s recent operating results, the Company has taken steps to lower operating costs by reducing workforce and implementing general cost-control measures. If the Company does not achieve its expected savings from these initiatives, or if operating costs increase as a result of these initiatives, total operating costs may be greater than anticipated. Although management believes that appropriate steps have been taken and are being taken to implement cost-control efforts, such efforts may affect the Company’s business and its ability to generate future revenue. Significant portions of the Company’s expenses are fixed costs that neither increase nor decrease proportionately with revenues. As a result, management is limited in its ability to reduce costs in the short term. If these cost-control efforts do not reduce costs sufficiently, income from continuing operations may continue to decline.

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

The Company has $1.9 billion in total consolidated debt, which subjects the Company to significant interest rate and credit risk.

As of December 27, 2009, the Company had approximately $1.9 billion in total principal indebtedness outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Debt service costs are subject to interest rate changes as well as any changes in the Company’s leverage ratio (ratio of debt to operating cash flow as defined in the Company’s existing senior secured credit agreement with its banks). Higher leverage ratios could increase the level of debt service costs and also affect the Company’s future ability to refinance maturing debt, or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt. On February 11, 2010, Standard & Poor’s upgraded its corporate credit rating on the Company to ‘B-’ from ‘CC’, with a stable rating outlook, and the ratings on the Company’s bonds and senior secured credit facility were upgraded from ‘C’ to ‘B-’ (including the Company’s 11.5% Senior Secured Notes due 2017). On February 11, 2010, Moody’s upgraded its corporate credit rating on the Company to ‘Caa1’ from ‘Caa2’, with a stable rating outlook, and the ratings on the Company’s unsecured bonds were upgraded from ‘Caa3’ to ‘Caa2’ and Moody’s issued a “B1” rating on the Company’s 11.5% Senior Secured Notes due 2017 and senior secured credit facility.

Covenants in the indenture governing the Company’s 11.50% Senior Secured Notes due 2017 (the “2017 Notes”) and its senior secured credit facility will restrict the Company’s operations in many ways.

The indenture governing the 2017 Notes and the senior secured credit facility contain various covenants that limit, subject to certain exceptions, our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur liens or additional debt or provide guarantees;

•	issue redeemable stock and preferred stock;

•	pay dividends or make distributions on capital stock or repurchase capital stock or repurchase outstanding notes or debentures prior to their stated maturity;

•	make loans, investments or acquisitions;

•	enter into agreements that restrict distributions from its subsidiaries;

•	create or permit restrictions on the ability of its subsidiaries to pay dividends or distributions or guarantee debt or create liens;

•	sell assets and capital stock of its subsidiaries;

•	enter into certain transactions with its affiliates; and dissolve, liquidate, consolidate or merge with or into, or sell substantially all its assets to another person.

The restrictions contained in the indenture for the 2017 Notes and the senior secured credit facility could adversely affect the Company’s ability to:

•	finance its operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in its business or the economy in general;

•	engage in business activities, including future opportunities, that may be in its interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

The Company’s ability to comply with covenants contained in the indenture for the 2017 Notes and the senior secured credit facility may be affected by events beyond its control, including prevailing economic, financial and industry conditions. Even if the Company is able to comply with all of the applicable covenants, the restrictions on its ability to manage its business could adversely affect its business by, among other things, limiting its ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that the Company believes would be beneficial to it.

Potential disruptions in the credit markets could adversely affect the availability and cost of short-term funds for liquidity requirements, and could adversely affect the Company’s access to capital or to obtain financing at reasonable rates and its ability to refinance existing debt at reasonable rates or at all.

If internal funds are not available from the Company’s operations, the Company may be required to rely on the banking and credit markets to meet its financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as were experienced during 2008 and 2009, could adversely affect the Company’s ability to access additional funds in the capital markets or draw on its senior secured credit facility. Although the Company believes that its operating cash flow and current access to capital and credit markets, including the proceeds from its recent notes offering and funds from its senior secured credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair the Company’s liquidity. If this should happen, any alternative credit arrangements may not be put in place without a potentially significant increase in the Company’s cost of borrowing.

As of December 27, 2009, on an as adjusted basis after giving effect to the refinancing discussed in Item 7, the Company would have had approximately $2.0 billion in total principal indebtedness, $875 million of which would have consisted of the notes that were issued on February 4, 2010 and $262.0 million of which would have consisted of borrowings under its senior secured credit facility with the remainder in the form of unsecured publicly traded notes maturing in part in 2011, 2014, 2017, 2027 and 2029. While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced in the future. Access to the capital markets for longer-term financing is currently restricted due to the unprecedented and ongoing turmoil in the capital markets.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Newsprint accounted for 10.7% of McClatchy’s operating expenses for fiscal 2009. Accordingly, earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

•	declining newsprint supply from mill closures;

•	reduction in newsprint suppliers because of consolidation in the newsprint industry;

•	paper mills reducing their newsprint supply because of switching their production to other paper grades; and

•	a decline in the financial situation of newsprint suppliers.

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

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of December 27, 2009, approximately 5.9% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times through 2012. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

Under the Pension Protection Act (PPA), the Company will be required to make greater cash contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

The poor capital markets of 2008 that have affected all investments impacted the funds in the Company’s pension plans which had poor returns in 2008. However, strong returns in 2009 helped offset a portion of this impact, but, as a result of the plans’ lower assets, the projected benefit obligations of the Company’s qualified pension plans exceed plan assets by $500.0 million as of December 27, 2009. The excess of benefit obligations over pension assets is expected to give rise to an increase in required pension contributions over the next several years. The PPA funding rules are likely to require the net liability at the end of 2009 to be funded with tax deductible contributions between 2010 and 2015, with approximately $22.0 million coming due in 2010. Contributions in future years, while not yet known, are expected to be substantially higher than the 2010 amounts. While legislation has recently been enacted to give some relief in funding and there may be more related legislation, the contributions will place additional strain on the Company’s liquidity needs.

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

If the Company is not successful in growing its digital businesses, its business, financial condition and prospects will be adversely affected.

The Company’s future growth depends to a significant degree upon the development of its digital businesses. The growth and success of its digital businesses over the long term depends on various factors, including, among other things the ability to:

•	continue to increase online audiences;

•	attract advertisers to its Web sites;

•	maintain or increase the advertising rates on its Web sites;

•	exploit new and existing technologies to distinguish its products and services from those of its competitors and developing new content, products and services; and

•	invest funds and resources in online opportunities.

If the Company is not successful in growing its digital businesses, its business, financial condition and prospects will be adversely affected.

Circulation declines could adversely affect the Company’s circulation and advertising revenues.

Advertising and circulation revenues are affected by circulation and readership levels of the Company’s newspapers. In recent years, newspapers have experienced difficulty maintaining or increasing print circulation levels because of a number of factors, including:

•	increased competition from other publications and other forms of media technologies available in various markets, including the internet and other new media formats that are often free for users;

•	continued fragmentation of media audiences;

•	a growing preference among some consumers to receive all or a portion of their news other than from a newspaper;

•	increases in subscription and newsstand rates; and

•	declining discretionary spending by consumers affected by negative economic conditions.

These factors could also affect the Company’s newspapers’ ability to institute circulation price increases for print products. A prolonged reduction in circulation would have a material adverse effect on advertising revenues. To maintain the Company’s circulation base, it may be required to incur additional costs which it may not be able to recover through circulation and advertising revenues.

Adverse results from litigation or governmental investigations can impact the Company’s business practices and operating results.

From time to time, the Company and its subsidiaries are parties to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The corporate headquarters of the Company are located at 2100 “Q” Street, Sacramento, California. At December 27, 2009, the Company had newspaper production facilities in 29 markets situated in 15 states. The Company’s facilities vary in size and in total occupy about 7.9 million square feet. Approximately 1.3 million of the total square footage is leased from others, while the remaining square footage is property owned by the Company. The Company owns substantially all of its production equipment, although certain office equipment is leased.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: The Company’s Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol—MNI). A small amount of Class A Common Stock is also traded on other exchanges. The Company’s Class B Stock is not publicly traded. The following table lists per share dividends paid on both classes of Common Stock and the high and low prices of the Company’s Class A Common Stock as reported by the NYSE for each fiscal quarter of 2009 and 2008:

	HIGH	LOW	DIVIDENDS
Year Ended December 27, 2009:
First quarter	$1.87	$0.35	$0.09
Second quarter	$1.33	$0.46	$0.00
Third quarter	$2.88	$0.39	$0.00
Fourth quarter	$4.04	$2.13	$0.00

Year Ended December 28, 2008:
First quarter	$12.83	$8.33	$0.18
Second quarter	$11.21	$6.86	$0.18
Third quarter	$7.11	$2.57	$0.09
Fourth quarter	$4.85	$0.62	$0.09

Holders:

The number of record holders of Class A and Class B Common Stock at February 24, 2010 was 5,800 and 23, respectively.

Dividends:

The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition and requirements, and other factors considered relevant by the Board. The Company suspended its dividend after the payment of the first quarter dividend in fiscal 2009. Also, the Company is restricted by its senior secured credit agreement from paying dividends after June 28, 2009 when its leverage is greater than three times its earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the agreement.

Sales of Unregistered Securities:

None

Purchases of Equity Securities:

None

The following graph compares the cumulative 5-year total return attained by shareholders on The McClatchy Company’s common stock versus the cumulative total returns of the S&P Midcap 400 index, and a customized peer group composed of nine companies. The Company selected its peer group based on the fact that McClatchy is a pure-play newspaper publishing and online media company with no other media business beyond its newspaper and online business. The Company added the E W Scripps Company (Scripps) to its peer group in 2009 because Scripps spun off certain non-newspaper operations in mid 2008 and as a result, a majority of its revenues now come from newspaper publishing, making it comparable to the Company. In addition, the Journal Register Company ceased to be publicly traded and accordingly, was deleted from the Company’s peer group in 2009.

	12/26/04	12/25/05	12/31/06	12/30/07	7/1/08	12/28/08	3/29/09	6/28/09	9/27/09	12/27/09
The McClatchy Company	100.00	83.20	62.71	18.94	9.85	1.35	1.40	0.94	5.03	7.21
S&P Midcap 400	100.00	112.55	124.17	134.08	128.84	85.50	78.10	92.74	111.27	117.46
Old Peer Group	100.00	75.40	72.26	46.92	28.17	11.05	5.45	6.72	14.29	22.78
New Peer Group	100.00	79.58	77.83	55.11	37.68	14.48	7.28	9.07	19.61	30.44

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The Company’s current customized peer group includes nine companies which are publicly traded with a majority of their revenues from newspaper publishing. This peer group includes: A H Belo Corp., E W Scripps Company, Gannett Inc., Gatehouse Media Inc., Journal Communications Inc., Lee Enterprises Inc., Media General Inc., New York Times Company and Sun-Times Media Group Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of the Company’s future financial condition or results of operations.

SELECTED FINANCIAL DATA (1)(2)

(in thousands, except per share amounts)

	December 27, 2009	December 28, 2008	December 30, 2007 (1)	December 31, 2006 (2)	December 25, 2005
REVENUES—NET:
Advertising	$1,143,129	$1,568,766	$1,911,722	$1,432,913	$691,790
Circulation	278,256	265,584	275,658	194,940	97,205
Other	50,199	66,106	72,983	47,337	18,485

	1,471,584	1,900,456	2,260,363	1,675,190	807,480
OPERATING EXPENSES:
Depreciation and amortization	142,889	142,948	148,559	98,865	39,311
Other operating expenses	1,130,183	1,536,343	1,685,710	1,229,417	576,866
Goodwill and masthead impairment	—	59,563	2,992,046	—	—

	1,273,072	1,738,854	4,826,315	1,328,282	616,177
OPERATING INCOME (LOSS)	198,512	161,602	(2,565,952)	346,908	191,303
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(127,276)	(157,385)	(197,997)	(93,664)	—
Interest income	47	1,429	243	3,562	47
Equity income (loss) in unconsolidated companies—net	2,130	(14,021)	(36,899)	4,951	635
Write-down of investments and land held for sale	(28,322)	(26,462)	(84,568)	—	—
Gain on non-operating items and other—net	44,320	56,922	1,982	9,128	231

	(109,101)	(139,517)	(317,239)	(76,023)	913
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	89,411	22,085	(2,883,191)	270,885	192,216
INCOME TAX PROVISION (BENEFIT)	29,147	19,278	(156,582)	87,390	72,701

INCOME (LOSS) FROM CONTINUING OPERATIONS	60,264	2,807	(2,726,609)	183,495	119,515
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(6,174)	(6,758)	(9,404)	(339,072)	41,004

NET INCOME (LOSS)	$54,090	$(3,951)	$(2,736,013)	$(155,577)	$160,519

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income (loss) from continuing operations	$0.72	$0.03	$(33.26)	$2.85	$2.56
Income (loss) from discontinued operations	(0.07)	(0.08)	(0.11)	(5.27)	0.88

Net income (loss) per share	$0.65	$(0.05)	$(33.37)	$(2.42)	$3.44

Diluted:
Income (loss) from continuing operations	$0.72	$0.03	$(33.26)	$2.84	$2.55
Income (loss) from discontinued operations	(0.07)	(0.08)	(0.11)	(5.25)	0.87

Net income (loss) per share	$0.65	$(0.05)	$(33.37)	$(2.41)	$3.42

DIVIDENDS PER COMMON SHARE	$0.09	$0.54	$0.72	$0.72	$0.67

CONSOLIDATED BALANCE SHEET DATA:
Total assets	$3,302,899	$3,522,206	$4,137,919	$8,054,710	$2,087,116
Long-term debt (3)	1,896,436	2,037,776	2,471,827	2,746,669	154,200
Stockholders’ equity	170,189	52,429	425,540	3,103,624	1,565,591

(1)	On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper of Minneapolis, MN. Results of the (Minneapolis) Star Tribune newspaper are included in discontinued operations for all periods presented.
(2)	On June 27, 2006 the Company purchased Knight-Ridder, Inc. Information as of and for the year ended December 31, 2006, includes the newspapers and other operations from the acquisition since the beginning of the third quarter of fiscal 2006.
(3)	Excludes $530.0 million classified in current liabilities as of December 31, 2006, as such debt was repaid with proceeds from the disposition of the (Minneapolis) Star Tribune newspaper.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The McClatchy Company is the third largest newspaper publisher by circulation in the United States, with 30 daily newspapers, 43 non-dailies, and direct marketing and direct mail operations. McClatchy also operates leading local websites in each of its markets which extend its audience reach. The websites offer users information, comprehensive news, advertising, e-commerce and other services. Together with its newspapers and direct marketing products, these interactive operations make McClatchy the leading local media company in each of its premium high growth markets. McClatchy-owned newspapers include The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder LLC, the nation’s largest online job site, 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as: the auto website, cars.com, and the rental site, Apartments.com, and 33.3% of HomeFinder, LLC which operates the online real estate website HomeFinder.com.

The Company’s primary source of revenue is print and digital advertising, which accounted for 77.7% of the Company’s revenue for fiscal 2009. Print and digital advertising revenues are derived from retail, national and classified advertising. Print and preprinted insert advertising are sold in the daily newspaper, but are also sold in direct marketing and other advertising products. While percentages vary from year to year and from newspaper to newspaper, classified advertising has steadily decreased as a percentage of total advertising revenues primarily in the employment and real estate categories and to a lesser extent the automotive category. Classified advertising as a percentage of total advertising revenues has declined to 26.9% in fiscal 2009 compared to 31.3% in fiscal 2008 and 36.4% in fiscal 2007, primarily as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand to online products.

While revenues from retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) has decreased year over year, retail advertising has steadily increased as a percentage of total advertising up to 53.4% in 2009 compared to 50.1% in fiscal 2008 and 45.7% in fiscal 2007. This is partially a reflection of retail advertising declining at a slower rate than classified advertising, thus increasing as a percent of total advertising.

National advertising as a percentage of total advertising revenue remained relatively similar year over year and contributed 9.3% of total advertising revenue in fiscal 2009. Direct marketing and other advertising made up the remainder of the Company’s advertising revenues in fiscal 2009.

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

In total, revenues from digital advertising increased 2.3% in fiscal 2009 compared to the fiscal 2008 while print advertising revenues declined 31.0% over the same periods. However, employment advertising revenues, which have been negatively affected by the economic downturn, are down substantially in both print and digital. Excluding employment advertising, digital advertising revenues grew 27.8% in fiscal 2009, compared to fiscal 2008. Also, digital advertising revenues represented 16.2% of total advertising revenues in fiscal 2009, up from 11.6% of total advertising revenues in fiscal 2008 and from 8.6% of total advertising in fiscal 2007.

Circulation revenues increased to 18.9% of the Company’s newspaper revenues in fiscal 2009 from 14.0% in fiscal 2008 and 12.2% in fiscal 2007. Most of the Company’s newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See the following “Results of Operations” for a discussion of the Company’s revenue performance and contribution by category for fiscal 2009, 2008 and 2007.

Recent Events and Trends

Advertising Revenues:

Advertising revenues declined across the board in fiscal 2009 and fiscal 2008 and in nearly every category in fiscal 2007. Classified advertising revenues have continued to decline since late 2006. Real estate advertising revenues began to weaken in the fourth fiscal quarter of 2006 and have declined substantially since then. The decline in automotive classified advertising revenues reflected an industry-wide decline that began in 2004, while employment advertising revenues have declined in most markets since the third fiscal quarter of 2006. National advertising also declined in fiscal years 2007 through 2009 reflecting a slowdown in a number of segments including telecommunications, national automotive and financial advertising. In each case, management believes the declines are primarily attributable to the weaknesses in the United States economy, and to a lesser extent, the general shift in advertising to the internet where the Company’s newspapers face increased competition.

Advertising revenues in the fourth quarter of 2009 and in January and February 2010 have declined at a slower rate than the first nine months of 2009, evidence that the recession may be lessening in impact in the markets in which the Company operates.

See the revenue discussions in management’s review of the Company’s “Results of Operations”.

Restructuring Plans and Other Expense Activity:

In 2008, the Company announced plans to reduce its workforce, as the Company streamlined its operations and staff size. The Company’s workforce in 2008 was reduced by approximately 2,550 positions. The workforce reductions resulted in total severance costs of approximately $45 million which was largely paid in 2008.

In March 2009, the Company announced additional restructuring efforts which included reducing the Company’s workforce by 15%, or 1,650 positions, the freezing of the Company’s pension plans and a temporary suspension of the Company matching contribution to the 401(k) plan as of March 31, 2009. The Company’s restructuring plan also involved wage reductions across the Company for additional savings. The Company’s chairman and chief executive officer (CEO) declined his 2008 and 2009 bonuses and other executive officers did not receive bonuses for 2008. In addition, effective March 30, 2009, the CEO’s base salary was reduced by 15%, other executive officers’ salaries were reduced by 10%, and no bonuses were paid to any employee in 2009. The Company also reduced the cash compensation, including retainers and meeting fees, paid to its directors by approximately 13%, and the directors declined any stock awards for 2008 and 2009. Much of the expected expense reductions from this plan, which are largely permanent in nature, began to be realized in the second quarter of 2009. A total of $28.6 million in severance related costs associated with this restructuring plan (which represents substantially all costs associated with this plan) were incurred and largely paid through December 27, 2009.

Newsprint:

Newsprint prices are volatile and are largely dependent on global demand and supply for newsprint. Global demand remains weak resulting in continued low capacity utilization and below average newsprint prices. Newsprint prices peaked in the fourth quarter of 2008 and producers dropped prices in fiscal 2009. Prices began to increase in the second half of 2009 but announcement of further price increases have been delayed since late 2009. Hence, the Company does not yet know whether the full amount of announced newsprint price increases will be implemented or the timing of such increases.

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

Equity Investments:

On March 31, 2008, the Company, along with the other general partners of SP Newsprint Co. (SP), completed the sale of SP, of which the Company was a one-third owner. The Company recorded a gain on the transaction of $34.4 million. The Company used the $55.0 million of proceeds it received from the sale to reduce debt and received $5.0 million of proceeds in 2009, which was used to reduce debt.

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

At the end of 2008, The Seattle Times Company (STC) recorded a comprehensive loss related to its retirement plan liabilities. The Company recorded its share of the comprehensive loss in the Company’s comprehensive income (loss) in stockholders’ equity to the extent that it had a carrying value in its investment in STC. As result the Company’s investment in STC at December 28, 2008 was zero, and no future income or losses from STC will be recorded until the Company’s carrying value is restored through future earnings by STC.

Refinancing and Debt Exchange Offers:

Debt Refinancing—The Company was a party to a credit agreement, dated as of June 27, 2006 (as amended through May 20, 2009, the “original credit agreement”), which provided for a five-year revolving credit facility and term loans. On January 26, 2010, the Company entered into an amendment to the original credit agreement that became effective on February 11, 2010, immediately prior to the closing of an offering of $875 million of senior secured public notes. The original credit agreement was amended and restated in its entirety (the “Amended and Restated Credit Agreement or Credit Agreement”). The Amended and Restated Credit Agreement provides for a $262.0 million term loan and a $249.3 million revolving credit facility, including a $100 million letter of credit sub-facility, and extended the term of certain of the credit commitments to July 1, 2013. In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011. Non-extended term loans equaling $72.3 million will mature on June 27, 2011 as will revolving loan commitments equal to $42.2 million. The remaining term loans and revolving loan commitments under the Amended and Restated Credit Agreement will mature on July 1, 2013. No revolving loans were outstanding as of February 11, 2010 and the Company had excess proceeds of approximately $83.8 million which were invested in cash equivalents and will be used to prepay Term A debt. Based on the terms of the Credit Agreement, a portion of the excess proceeds will be used to further reduce the available facilities under the Credit Agreement within 30 days of the closing of the transaction.

In connection with the Credit Agreement, the Company issued new 11.5% Senior Secured Notes due 2017 (the “2017 Notes”), totaling $875 million. The 2017 Notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets, and will rank pari passu with liens granted under McClatchy’s

Amended and Restated Credit Agreement. The assets securing the 2017 Notes are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets. See Note 6 to the Consolidated Financial Statements for an expanded discussion of the 2017 Notes. In addition, the Company completed tender offers for its 7.125% notes due in 2011 (the “2011 Notes”) and 15.75% senior notes due 2014 (the “2014 Notes”), paying $187.3 million in cash for $171.9 million of principal 2011 Notes and 2014 Notes.

Debt Exchange Offers—On June 26, 2009, the Company completed a private debt exchange offer for all of its outstanding debt securities for a combination of cash and its 2014 Notes. The 2014 Notes are senior unsecured obligations and are guaranteed by McClatchy’s existing and future material domestic subsidiaries. The Company exchanged $3.4 million in cash and $24.2 million of 2014 Notes in the exchange offer. In exchange for the cash and senior notes the Company retired the following outstanding principal amount of debt securities maturing in the respective years: $3.8 million in 2011 notes, $11.1 million in 2014 notes, $53.4 million in 2017 notes, $10.8 million in 2027 debentures and $23.8 million in 2029 debentures. The Company has recorded a pre-tax gain of approximately $44.1 million on the exchange in 2009. The gain was equal to the carrying amount of the exchanged securities less the total future cash payments of the 2014 Notes, including both payments of interest and principal amount, and related expenses of the exchange. A total of $23.9 million of 2014 Notes were repurchased in connection with the February 2010 tender-offer using the proceeds from the 2017 Notes discussed in “Debt Refinancing” section above.

In the second fiscal quarter of 2008, the Company repurchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its original credit facility. In the second half of 2008, the Company purchased $19.0 million aggregate principal of its outstanding debt securities maturing in 2009 in the open market for $17.7 million in cash obtained from its original credit facility. The Company recorded gains totaling $21.0 million on the extinguishments of these notes which included the write-off of approximately $3.0 million of net unamortized premiums related to these securities.

See Note 6 to the Consolidated Financial Statements for an expanded discussion of these transactions.

Disposition Transactions:

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune and other publications and websites related to the newspaper for $530.0 million. In 2008, the Company received a total income tax benefit of approximately $200 million related to the sale; $185.0 million of the income tax benefit was received as an income tax refund and approximately $15.0 million was recouped through reductions to income taxes payable.

The results of Star Tribune’s operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in all periods presented. The Company used the proceeds from the sale of the Star Tribune to reduce debt.

In January 2010, the Company extended the contract to sell certain land in Miami to January 31, 2011 in exchange for the receipt of an additional $6 million nonrefundable deposit. Notwithstanding the extension of the contract, management evaluated the value of this land on its balance sheet given the challenging credit markets faced by the buyer and the decline in commercial real estate market in Miami. As a result of this evaluation the Company wrote-down the value of the land by $26.3 million in the fourth quarter of 2009. This transaction is discussed in greater detail in Note 4 to the Consolidated Financial Statements.

Recent Accounting Pronouncements:

See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are allowance for uncollectible accounts, amortization and/or impairment of goodwill and other intangibles, pension and post-retirement expenses, insurance reserves, and the Company’s accounting for income taxes. The Company believes the following critical accounting policies, in particular, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Goodwill and Intangible Impairment—The Company tests for goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators of impairment may include, but are not limited to, changes in business climate such as an economic downturn, significant operating cash flow declines related to its newspapers or a major change in the assessment of future operations of its newspapers, or a sustained decline in the Company’s stock price below the per-share book value of stockholders’ equity. The Company conducted its annual impairment testing at the end of its fiscal years in 2009 and 2008. In 2007, due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price, the Company conducted interim impairment testing as of September 30, 2007 and conducted its normal annual testing at its fiscal year-end, December 30, 2007. As a result of its testing, impairment charges related to newspaper mastheads were recorded in fiscal 2008 and 2007 and related to goodwill in fiscal 2007—please see additional information in Note 3 to the Company’s Consolidated Financial Statements.

Summary of Approach and Analysis of Impairments:

The required two-step approach to test for impairment requires the use of accounting judgments and estimates of future operating results. Because accounting standards require that impairment testing be done at a reporting unit level, the Company performs this testing on its operating segments (which are considered reporting units). An impairment charge generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. In summary the Company conducts its tests and considers the following factors:

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

Management believes the lack of visibility in future revenue trends has affected investors’ view of the Company’s enterprise value as reflected in its stock price, particularly from the end of 2007 through mid 2009. Continued declines in the Company’s revenues, which are not offset by the Company’s cost restructuring efforts, will likely have an impact on the fair value of the Company’s reporting units as determined by the Company’s discounted cash flow analysis. In addition, a sustained decline in the value of the Company’s stock price (likely the result of declining revenues not sufficiently offset with cost savings) would be considered an indicator of impairment, as discussed below.

A more comprehensive discussion of the factors that affected the impairment charges in 2008 and 2007 follows.

Factors Affecting Fair Value Calculations for Goodwill Impairment in 2007:

Fair value is determined using an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value. The estimated future cash flows projected can vary within a range of outcomes depending on the assumptions and estimates used. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue, and in particular, potential changes in future advertising (including the impact of economic trends and the speed of conversion of advertising and readership to online products from traditional print products); trends in newsprint prices; and other operating expense items. The following were trends considered by the Company in developing assumptions and estimates for its discounted cash flow analysis in 2007:

•

Beginning in mid 2006, advertising declined as the real estate boom began to unwind and newspapers in the states that experienced the largest run up in real estate values experienced advertising revenue declines. The real estate-led downturn subsequently spread to other sectors in the economy and across the nation. As a result, advertising declined in the newspaper industry in 2006 and the decline worsened through 2007. The Company’s advertising revenues in 2006 were up 0.5% but declined 8.6% in 2007 (both years pro forma for the acquisition of Knight Ridder) and continued to decline in the early months of 2008.

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

•

Newsprint expense is the largest raw material input in the production of newspapers and has ranged from 13.9% (in 2007) to 18.4% (in 2000) of cash operating expenses for the Company. Newsprint producers consolidated and reduced capacity in 2007 and foreign demand of newsprint rose during that period, causing prices to begin to rise in late 2007 and 2008. However, newsprint usage is at historical lows due to declines in circulation and advertising, and to a lesser extent, to the migration of some readers and advertisers to the internet.

•

Through 2007, the Company had been in a process of downsizing its business as it became a hybrid print and online news and information company; ultimately a smaller company than when it was primarily focused on print alone. Compensation expenses are the largest component of the Company’s expenses and management has reduced its workforce and restructured operations over time by using attrition, outsourcing and consolidating functions. Other expenses were also targeted for reductions in the restructuring. As revenue declines accelerated, the pace of restructuring also accelerated in 2008 leading to restructuring initiatives announced by the Company on June 16, 2008 and September 16, 2008 that included workforce reductions. The Company was in the process of developing these restructuring plans in 2007 and took them into consideration in considering the fair value of its reporting units in 2007, to the extent known at the time.

While the impact of these trends and anticipation of restructuring efforts were taken into account in the Company’s discounted cash flow models, assumptions about their impact on future operations are subject to variability and the ultimate outcome and specific advertising growth rates are highly subjective for individual newspapers.

Factors Affecting Fair Value Calculations for Goodwill Impairment in 2008 and 2009:

While advertising continued to decline during 2008 and into the first half of 2009 at an accelerating pace, the Company implemented restructuring plans which mitigated the impact of the decline in advertising revenues on its cash flows and helped stabilize its operations. These restructuring plans, which are discussed in greater detail in the section, “Recent Events and Trends, Restructuring Plans and Other Expense Activity” above, were key in offsetting the impact of declining revenues on the Company’s operations. The Company also implemented circulation price increases at most newspapers in 2009 which resulted in growth in circulation revenues. In addition, beginning in the second half of 2009, and particularly in the fourth quarter of 2009, the rate of decline in advertising revenues began to slow and the Company began to increase its operating income. As a result of the adjustment to record goodwill at fair value in 2007 and the considerations above, no impairment charges to adjust the value of goodwill were necessary in fiscal 2009 or fiscal 2008.

Fair value calculations by their nature require management to make assumptions about future operating results which can be difficult to predict with certainty. They are influenced by management’s views of future advertising trends in the industry, and in the markets in which it operates newspapers. As discussed above, the variability in these trends and the difficulty in projecting advertising growth, in particular, in each newspaper market are impacted by the unprecedented declines in advertising. However, based on management’s analysis, the fair value of the Company’s reporting units exceeded the carrying value by more than 20% as of December 27, 2009.

Discount Rate Considerations:

In developing an appropriate discount rate to apply in its discounted cash flow models the Company develops an estimate of its weighted average cost of capital. Management also reviews the status of interest rates in the capital markets and considers in its estimates the level of interest rates and perceived market risk associated with media companies at large and the Company’s value specifically. The ultimate discount rate selected is influenced by the current market capitalization. The Company also reviews the value of each newspaper as calculated in the discounted cash flow model at various discount rates in comparison to public and private market trading multiples for newspaper assets as a reasonableness check.

Enterprise Value and Reconciliation to Market Capitalization:

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

Masthead Considerations:

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

The Company performed its annual impairment tests on newspaper mastheads as of December 27, 2009 and December 28, 2008. As discussed above, due to challenging business conditions, the Company conducted interim impairment testing as of September 30, 2007 and conducted its normal annual testing at its fiscal year-end, December 30, 2007. As a result of its testing, impairment charges related to newspaper mastheads were recorded in fiscal 2008 and 2007. However, the improvement in operations in 2009 (also discussed above) resulted in no impairment charges to the value of mastheads in 2009. See Note 3 to the Consolidated Financial Statements for a discussion of the impairment charges taken in 2008 and 2007.

Other Intangible Assets Considerations:

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

Current standards of accounting for defined benefit pension plans and post-retirement benefit plans requires recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) the funded status of a post-retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. At December 27, 2009, net retirement obligations in excess of retirement plans’ assets were $639.2 million. This amount included $139.2 million for non-qualified plans that do not have assets. Obligations in excess of plan assets for the Company’s qualified plan netted to a $500.0 million liability at December 27, 2009. At December 28, 2008, net retirement obligations in excess of retirement plans’ assets were $762.0 million. This amount included $150.8 million for non-qualified plans that do not have assets. Obligations in excess of qualified plan assets netted to a $611.2 million liability at December 28, 2008.

On February 5, 2009, the Company announced a decision to freeze its defined benefit pension plans as of March 31, 2009.

The Company used discount rates of 6.22% to 6.52% and an assumed long-term return on assets of 8.25% to calculate its retirement expenses in 2009. The 2009 expenses were also impacted by freezing the plan in March 2009. See Note 8 to the Consolidated Financial Statements for a more in-depth discussion of the Company’s policies in setting its key assumptions related to these obligations.

For fiscal 2009 a change in the weighted average rates would have had the following impact on the Company’s net benefit cost:

•	A decrease of 50 basis points in the long-term rate of return would have increased the Company’s net benefit cost by approximately $6.0 million;

•	A decrease of 25 basis points in the discount rate would have decreased the Company’s net benefit cost by approximately $0.9 million.

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

The amount of income taxes paid is subject to periodic audits by federal and state taxing authorities, which may result in proposed assessments. These audits may challenge certain aspects of the Company’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Income tax contingencies require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future periods.

Insurance—The Company is insured for workers’ compensation using both self-insurance and large deductible programs. The Company relies on claims experience in determining an adequate provision for insurance claims.

The Company used a discount rate of 3.67% to calculate workers’ compensation reserves as of December 27, 2009. A decrease of 25 basis points in the discount rate would have had an immaterial effect on total workers’ compensation reserves. A 10% increase in claims would have increased the total workers’ compensation reserves by approximately $2 million.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

The Company reported income from continuing operations in fiscal 2009 of $60.3 million, or 72 cents per share. The Company’s total net income in fiscal 2009 was $54.1 million, or 65 cents per share including discontinued operations in fiscal 2009.

Revenues:

Revenues in fiscal 2009 were $1.5 billion, down 22.6% from revenues of $1.9 billion in fiscal 2008. Advertising revenues were $1.1 billion in fiscal 2009, down 27.1% from advertising in fiscal 2008, and circulation revenues were $278.3 million in fiscal 2009, up 4.8% from fiscal 2008.

As discussed in “Recent Events and Trends” above, the economic weakness in the United States continued to impact the Company’s advertising revenues in 2009. Circulation revenues increased primarily as a result of price increases at most newspapers.

The following summarizes the Company’s revenue by category, which compares fiscal 2009 with fiscal 2008 (dollars in thousands):

	December 27, 2009	December 28, 2008	% Change
Advertising:
Retail	$610,280	$786,316	(22.4)
National	106,251	146,376	(27.4)
Classified:
Auto	90,667	131,332	(31.0)
Real estate	70,655	123,276	(42.7)
Employment	58,963	144,089	(59.1)
Other	87,212	91,637	(4.8)

Total classified	307,497	490,334	(37.3)
Direct marketing and other	119,101	145,740	(18.3)

Total advertising	1,143,129	1,568,766	(27.1)
Circulation	278,256	265,584	4.8
Other	50,199	66,106	(24.1)

Total revenues	$1,471,584	$1,900,456	(22.6)

Advertising revenue is the largest component of the Company’s revenue, accounting for approximately 77.7% and 82.5% of total revenues in 2009 and 2008, respectively. The Company categorizes advertising as follows:

•

Retail—local retailers, local stores of national retailers, department and furniture stores, restaurants and other consumer-related businesses. Retail advertising also includes revenues from pre-printed advertising inserts distributed in the newspaper.

•	National—national and major accounts such as wireless communications companies, financial institutions, airlines and other national companies.

•	Classified—local auto dealers, employment, real estate including display advertising and other classified advertising.

•	Direct Marketing and Other—advertisements in direct mail, shared mail and niche publications, total market coverage publications and other miscellaneous advertising.

Advertising in the newspaper is typically display advertising, or in the case of classified, display and/or liner advertising, while digital advertising is in the form of display or banner ads, video, search advertising and/or liner ads. Advertising printed directly in the newspaper is considered “run of press” (ROP) advertising while preprint advertising consists of preprinted advertising inserts delivered with the newspaper.

Retail advertising in fiscal 2009 decreased $176.0 million or 22.4% from fiscal 2008. The declines in retail advertising were across numerous segments, including the furniture and home furnishings segments and in department store advertising. Online retail advertising in fiscal 2009 increased $24.1 million or 51.8% from fiscal 2008 driven by banner and display advertisements and the impact of the Yahoo alliance, while print ROP advertising in fiscal 2009 decreased $137.1 million or 32.5% from fiscal 2008. Preprint advertising in fiscal 2009 decreased $63.1 million or 19.8% from fiscal 2008.

National advertising in fiscal 2009 decreased $40.1 million or 27.4% from fiscal 2008. The declines in total national advertising were primarily in the telecommunications and national automotive segments. However, online national advertising increased $6.3 million or 38.2% from fiscal 2008.

Classified advertising in fiscal 2009 decreased $182.8 million, or 37.3% from fiscal 2008. Print classified advertising in fiscal 2009 declined $156.5 million or 42.1%. Online classified advertising in fiscal 2009 decreased $26.3 million or 22.2% from fiscal 2008 largely due to a $29.8 million decline in employment advertising that was partially offset by other online classified advertising growth. The following is a discussion of the major classified advertising categories:

•

Automotive advertising in fiscal 2009 decreased $40.7 million or 31.0% from fiscal 2008, reflecting lower automotive sales and the consolidation of automotive dealers. Print automotive advertising in fiscal 2009 declined $40.1 million, or 40.6%, from fiscal 2008 while online automotive advertising in fiscal 2009 declined $0.6 million, or 1.7% from fiscal 2008. The better results in online advertising, relative to other major categories, reflect the strength of the Company’s cars.com online products.

•

Real estate advertising in fiscal 2009 decreased $52.6 million or 42.7% from fiscal 2008. The Company continued to be adversely impacted by the real estate downturn. In total, print real estate advertising declined $52.2 million, or 49.2%, while online real estate advertising declined $0.4 million, or 2.5% from fiscal 2008.

•

Employment advertising in fiscal 2009 decreased $85.1 million, or 59.1% from fiscal 2008 reflecting a national slowdown in hiring and therefore, employment advertising. The declines were reflected both in print employment advertising, down $55.3 million, or 65.3%, and online employment advertising, down $29.8 million, or 50.2% from fiscal 2008.

•

Other classified advertising, which primarily includes third-party liners, legal and obituary advertisements, decreased $4.4 million in fiscal 2009, or 4.8% from fiscal 2008. Print other classified declined $8.9 million in fiscal 2009, or 10.8% from fiscal 2008. Online other classified grew $4.5 million or 48.3% reflecting growth in numerous categories of advertising.

Online advertising revenue, which is included in each of the advertising categories discussed above, totaled $185.5 million in fiscal 2009, an increase of 2.3% as compared to fiscal 2008. In particular, retail, national and other online classified advertising have shown the strongest results in digital advertising sales. Excluding employment advertising, online advertising grew 27.8% in fiscal 2009 as compared to fiscal 2008.

Direct marketing and other advertising in fiscal 2009 decreased $26.6 million, or 18.3% from fiscal 2008. The decline reflected the overall slow advertising environment in 2009 and its impact on direct marketing programs.

In fiscal 2009, circulation revenues increased $12.7 million or 4.8% from fiscal 2008, primarily reflecting price increases partially offset by lower volumes. Average paid daily circulation declined 11.4% and Sunday was down 8.3% in fiscal 2009. The declines in fiscal 2009 reflected significant price increases, the Company’s focus on reducing circulation programs deemed to be of lesser value to its advertising customers and changes in readership trends. The Company expects circulation volumes to decline in fiscal 2010 compared to fiscal 2009, but at a lower rate of decline than it experienced in fiscal 2009.

Operating Expenses:

Operating expenses in fiscal 2009 and fiscal 2008 include restructuring charges and operating expenses in fiscal 2009 include $10.6 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. Operating expenses in fiscal 2008 also include an impairment charge on mastheads. The following table summarizes operating expenses, as well as the amount of these items in operating expenses in fiscal 2009 and 2008 (in thousands):

	2009	2008	% Change
Operating expenses	$1,273,072	$1,738,854	(26.8)
Restructuring charges and other items	39,139	104,503	(62.5)
Compensation expense	$582,241	$822,771	(29.2)
Restructuring charges	28,575	44,704	(36.1)

Operating expenses in fiscal 2009 decreased $465.8 million, or 26.8%, from fiscal 2008, as the Company continued to reduce costs to mitigate the impact of revenue declines. Operating expenses in fiscal 2009 included $28.5 million in severance and benefit plan curtailment gain related to the Company’s continued restructuring program and $10.6 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. Operating expenses in fiscal 2008 included $44.7 million in severance and benefit plan curtailment gain related to the Company’s restructuring plans and $59.8 million in non-cash impairment charges related primarily to mastheads.

Compensation expenses in fiscal 2009 decreased $240.5 million, or 29.2% from fiscal 2008, and included the restructuring charges discussed above, which were greater in fiscal 2008 than in fiscal 2009. The decline in compensation primarily reflected salary cuts and reductions in staffing. On average staffing was down 25.8% in fiscal 2009 compared to fiscal 2008 and fringe benefits (primarily medical and retirement expenses) were down by 33.8%.

Newsprint and supplement expense in fiscal 2009 was down 33.8% from fiscal 2008 primarily reflecting declines in newsprint usage, and to a lesser extent, newsprint prices. Newsprint expense in fiscal 2009 was down 36.1% while supplement expense was down 21.3% from fiscal 2008. Depreciation and amortization expenses in fiscal 2009 were about even with the fiscal 2008 amount and includes the impact of the $10.6 million accelerated depreciation on equipment, which was partially offset by lower depreciation caused by lower capital expenditures in recent years and by other assets that became fully depreciated during the year. Other operating costs were down $80.0 million, or 17.4% from fiscal 2008 reflecting Company-wide cost controls.

Interest:

Interest expense in fiscal 2009 declined $30.1 million or 19.1% from fiscal 2008. Interest related to the Company’s debt in fiscal 2009 declined $21.5 million and primarily reflected lower interest rates and debt balances. The remainder of the decline resulted from lower accrued interest on the liability for unrecognized tax benefits. The Company reversed accrued interest on certain state tax reserves which were settled in the fourth quarter and, therefore, were not payable.

Equity Loss:

Income from unconsolidated investments was $2.1 million in fiscal 2009 compared to losses of $14.0 million in fiscal 2008. The income primarily reflects successful results at the Company’s internet related joint ventures, while losses from SP which were included in the fiscal 2008 results prior to its disposition.

Write-down of Investments and Land Held for Sale:

In January 2010, the Company extended the contract to sell certain land in Miami to January 31, 2011 in exchange for the receipt of an additional $6 million nonrefundable deposit. Notwithstanding the extension of the contract, management evaluated the value of this land on its balance sheet given the challenging credit markets faced by the buyer and the decline in commercial real estate market in Miami. As a result of this evaluation the Company wrote-down the value of the land by $26.3 million in the fourth quarter of 2009. This transaction is discussed in greater detail in Note 4 to the Consolidated Financial Statements.

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

Gain on Extinguishment of Debt:

On June 26, 2009, the Company completed a private debt exchange offer for all of its outstanding debt securities for a combination of cash and its 2014 Notes. In exchange for the $3.4 million in cash and $24.2 million of 2014 Notes the Company retired $102.8 million of unsecured publicly traded bonds. A total of $23.9 million of 2014 Notes were repurchased in connection with the February 2010 tender-offer using the proceeds from the senior secured notes discussed in “Debt Refinancing” section above. The Company recorded a gain of $44.1 million on the transaction in fiscal 2009.

In the second fiscal quarter of 2008, the Company repurchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its original credit facility. In the second half of 2008, the Company purchased $19.0 million aggregate principal of its outstanding debt securities maturing in 2009 in the open market for $17.7 million in cash obtained from its original credit facility. The Company recorded gains of 21.0 million on these transactions which included the write-off of approximately $3.0 million of net unamortized premiums related to these securities.

See Note 6 to the Consolidated Financial Statements for an expanded discussion of these transactions.

Income Taxes:

The income tax expense from continuing operations in fiscal 2009 was 32.6% and differs from the statutory rate as a result of state taxes, changes in certain estimates, and the settlement of certain open state tax issues favorable to the Company. The effective tax rate excluding the impact of discrete items such as extinguishment of debt, write down of asset held for sale, and severance for fiscal 2009 was approximately 45.0%, and is reflective of lower earnings in relation to permanently nondeductible expenses and higher effective state tax rates in certain states in which the Company operates.

Discontinued Operations:

The Company has potential indemnification obligations associated with disposed newspaper operations. In 2008 and 2009, the Company reserved amounts totaling $8.4 million and $10.7 million, respectively for indemnifications related to several divested papers.

Fiscal 2008 Compared to Fiscal 2007

The Company reported income from continuing operations in fiscal 2008 of $2.8 million, or three cents per share. The Company’s total net loss was $4.0 million, or five cents per share including discontinued operations in fiscal 2008.

Revenues:

Revenues in fiscal 2008 were $1.9 billion, down 15.9% from revenues of $2.3 billion in fiscal 2007. Advertising revenues in fiscal 2008 were $1.6 billion, down 17.9% from advertising in fiscal 2007, and circulation revenues in fiscal 2008 were $66.1 million, down 3.7% from fiscal 2007.

The economic weakness in the United States and particularly the declining real estate market continued to impact the Company’s advertising revenues in 2008. Circulation revenues decreased primarily due to lower circulation volumes.

The following summarizes the Company’s revenue by category, which compares fiscal 2008 with fiscal 2007 (dollars in thousands):

	December 28, 2008	December 30, 2007	% Change
Advertising:
Retail	$786,316	$873,070	(9.9)
National	146,376	182,024	(19.6)
Classified:
Employment	144,089	240,257	(40.0)
Auto	131,332	167,872	(21.8)
Real estate	123,276	197,569	(37.6)
Other	91,637	90,660	1.1

Total classified	490,334	696,358	(29.6)
Direct marketing and other	145,740	160,270	(9.1)

Total advertising	1,568,766	1,911,722	(17.9)
Circulation	265,584	275,658	(3.7)
Other	66,106	72,983	(9.4)

Total revenues	$1,900,456	$2,260,363	(15.9)

Advertising revenue is the largest component of the Company’s revenue, accounting for approximately 82.5% and 84.6% of our total revenues in 2008 and 2007, respectively.

Retail advertising in fiscal 2008 decreased $86.8 million or 9.9% from fiscal 2007. The declines in retail advertising were largely in the furniture and home furnishings segments reflecting the real estate downturn, and in department store advertising. Online retail advertising in fiscal 2008 increased $20.9 million or 81.5% from fiscal 2007 driven by banner and display advertisements, while print ROP advertising decreased $80.1 million or 16.0% from fiscal 2007. Preprint advertising in fiscal 2008 decreased $27.6 million or 8.0% from fiscal 2007.

National advertising in fiscal 2008 decreased $35.6 million, or 19.6% from fiscal 2007. The declines in total national advertising were primarily in the telecommunications and national automotive segments. However, online national advertising increased $8.2 million or 97.8% from fiscal 2007.

Classified advertising in fiscal 2008 decreased $206.0 million, or 29.6% from fiscal 2007. Print classified advertising in fiscal 2008 declined $194.4 million, or 34.3%. Online classified advertising in fiscal 2008 decreased $11.7 million, or 9.0% from fiscal 2007 largely due to a $24.1 million decline in employment advertising that was partially offset by other online classified advertising growth. The following is a discussion of the major classified advertising categories:

•

Employment advertising in fiscal 2008 decreased $96.2 million, or 40.0% from fiscal 2007 reflecting a national slowdown in hiring and therefore, employment advertising. The declines were reflected both in print employment advertising, down $72.0 million, or 45.9%, and online employment advertising, down $24.1 million, or 28.9%.

•

Automotive advertising in fiscal 2008 decreased $36.5 million or 21.8% from fiscal 2007, reflecting lower automotive sales and the consolidation of automotive dealers. Print automotive advertising declined $44.0 million, or 30.8%, while online automotive advertising grew $7.4 million, or 29.6% reflecting the strength of the Company’s cars.com online products.

•

Real estate advertising in fiscal 2008 decreased $74.3 million or 37.6% from fiscal 2007. The Company had seen dramatic declines in California and Florida, which continued to be adversely impacted more than other regions by the real estate downturn. In fiscal 2008, $38.9 million or 52.3% of the Company’s decline in real estate advertising was in these two states. In total, print real estate advertising declined $76.6 million, or 41.9%, while online real estate advertising grew $2.3 million, or 15.4%.

Online advertising revenue, which is included in each of the advertising categories discussed above, totaled $181.4 million in fiscal 2008, an increase of 10.6% as compared to fiscal 2007. In particular, those areas of online advertising that are not as strongly tied to print up-sells (advertising sold as a combined purchase of print and online advertising), primarily retail and automotive, showed the strongest growth in advertising sales. Excluding employment advertising, online advertising grew 51.6% in fiscal 2008 as compared to fiscal 2007.

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

Operating Expenses:

Operating expenses in fiscal 2008 decreased by $3.1 billion compared to fiscal 2007. Operating expenses in 2008 included $44.7 million in severance and benefit plan curtailment costs related to the Company’s restructuring plans and $59.6 million related to impairment charges for newspaper mastheads. Operating expenses in 2007 included a $3.0 billion charge for impairment of goodwill and newspaper mastheads. Given the magnitude of these items and their affect on comparability, management believes that reviewing underlying operating expenses from continuing operations, which excludes charges related to impairments and restructuring, provides meaningful supplemental information about the Company’s underlying results of operations, and assists investors and financial analysts in analyzing and forecasting future periods. The following table summarizes underlying operating expenses from continuing operations (in thousands):

	2008	2007
Total operating expenses from continuing operations	$1,738,854	$4,826,315
Less goodwill and masthead impairment	59,563	2,992,046
Less restructuring related charges	44,705	—

Underlying operating expenses from continuing operations	$1,634,586	$1,834,269

Underlying operations expenses from continuing operations decreased $199.7 million or 10.9% year-over-year in fiscal 2008 versus fiscal 2007.

Compensation expenses in fiscal 2008, which included charges related to the Company’s restructuring program, decreased $89.2 million or 9.8% from 2007 and included charges related to the Company’s restructuring programs in 2008. Payroll was down 6.3% and fringe benefits costs declined 23.6% reflecting a 14.5% decrease in average headcount and lower retirement and medical costs. Newsprint and supplements expense was down 9.0% with newsprint expense down 9.0%, primarily reflecting lower newsprint usage. Supplements expense was down 9.1%. Depreciation and amortization expenses were down 3.8% from fiscal 2007. Other operating costs were down 7.1%, reflecting company-wide costs controls.

Interest:

Interest expense from continuing operations declined $40.6 million or 20.5% compared to fiscal 2007 reflecting lower interest rates and debt balances. Interest expense included a $3.7 million charge related to the write-off of deferred financing costs as a result of amendments to the Company’s bank credit agreement in 2008. Interest expense also included $9.5 million related to accrued interest on the liability for unrecognized tax benefits compared to $6.5 million in fiscal 2007. See Note 6 to the Consolidated Financial Statements.

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

Discontinued Operations:

The loss from discontinued operations in 2008 primarily reflects adjustments of taxes related to the disposition of newspapers in fiscal 2007 and reserves for indemnifications obligations related to certain divested papers. The $9.4 million loss from discontinued operations in fiscal 2007 primarily related to results from the (Minneapolis) Star Tribune.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $6.2 million as of December 27, 2009. In fiscal 2009 and fiscal 2008 all available cash was used to pay down debt on the Company’s revolving credit line under its original credit agreement to minimize interest costs. The Company generated $131.6 million, $194.3 million and $356.3 million of cash from operating activities of continuing operations in fiscal 2009, 2008 and 2007, respectively. The decrease in cash from operating activities in from 2007 to 2009 primarily relates to lower advertising revenues and receipts due largely to the ongoing economic recession.

The Company did not make any voluntary contributions to its qualified defined benefit pension plans during the last three years. The Company expects to make contributions to the qualified pension plan of approximately $22.0 million in 2010. The poor state of the capital markets in 2008 resulted in the Company’s pension plans having investment losses in 2008, resulting in projected benefit obligations of the qualified pension plan exceeded plan assets by $611.2 million at the end of fiscal 2008. As a result of strong investment returns in 2009 partially offset by lower discount rates used to value pension obligations, the underfunded status improved to $500.0 million as of the end of fiscal 2009. Required contributions in years after 2010, while not yet known, are expected to be substantially higher than the 2010 amounts over the next seven years to eliminate the underfunded amount. Asset returns, the level of discount rates and government legislation could ultimately have an impact on the actual amount of required contributions.

The Company used $8.4 million in cash from discontinued operations in 2009 relating primarily to income taxes paid in settlements of open tax issues related to newspapers which were disposed. In fiscal 2008 the Company generated $187.6 million in cash from discontinued operations which was primarily from a $185 million income tax refund related to the sale of The Star Tribune Company. The Company used the proceeds from the refund to repay debt.

In 2009, the Company used $0.1 million of cash from investing activities primarily due to the receipt of $13.5 million in proceeds from selling various assets and receipts, net of closing adjustments, related to the sale of its interest in the SP Newsprint Company (sold in 2008). These sources were offset by purchases of property, plant and equipment totaling $13.6 million. Capital expenditures have averaged $31.9 million annually over the last three years, and are expected to total about $20 million in 2010.

The Company generated $74.0 million of cash from investing activities of continuing operations in fiscal 2008. In 2008, the Company received $63.1 million in proceeds from the sales of the Company’s interests in SP and ShopLocal, and $33.2 million in proceeds from the sale of other assets. These inflows were offset by the purchase of property, plant and equipment totaling $21.4 million. The Company used the proceeds it received from the sale of SP, ShopLocal and other asset sales to reduce debt.

The Company owns 10 acres of land in Miami which is currently under contract to sell for a price of approximately $190.0 million with after-tax net proceeds of approximately $115.0 million. The contract was amended on January 19, 2010 and provides for the buyer to close the transaction by January 31, 2011. The Company had previously received a non refundable cash deposit of $10 million as well as an additional non-refundable cash deposit of $6.0 million in January 2010 in consideration for this extension. The deposits received were used to reduce long-term debt. If the buyer fails to close the transaction the Company is entitled to a $7.0 million termination fee. The Company wrote down the carrying value of the land by $26.3 million in 2009. See an expanded discussion of this transaction in Note 4 in the Consolidated Financial Statements.

The Company used $121.9 million to fund financing activities in fiscal 2009. During the second quarter of fiscal 2009, the Company repaid $31.0 million in bonds due on April 15, 2009. The Company also paid an aggregate of $7.1 million in cash ($3.4 million in payments to bondholders) and related expenses and issued $24.2 million of 15.75% senior notes due July 15, 2014 in total consideration to retire $102.8 million in publicly traded debt securities in its June 2009 private exchange offer. See Note 6 and the discussion under “Debt and Related Matters” below for more detail on this transaction.

In fiscal 2009, the Company repaid $3.2 million of its Term A loan under its original credit agreement, reduced its revolving bank debt by $61 million under its original credit agreement, and paid $5.7 million in fees to amend its original credit agreement. The Company also paid $14.9 million in dividends in fiscal 2009. The Company suspended its dividend after the payment of the first quarter dividend in 2009. The Company is restricted from paying dividends after June 2009 if its leverage is greater than three times its EBITDA (as defined in its Amended and Restated Credit Agreement).

The Company used $476.7 million of cash to fund financing transactions in fiscal 2008. A total of $300.9 million in cash, including offering expenses, was used to repurchase $319.0 million in face value of bonds (see discussion of “Debt and Related Matters” below) and $116.9 million was used to repay bank debt. The Company also paid $9.7 million in financing costs relating to amending its original credit agreement in the first and third fiscal quarters of 2008 and paid $51.8 million in dividends.

In 2007, cash from financing sources was primarily used to repay bank debt, to retire $100 million in public notes which matured and to pay $59.0 million in dividends.

While the Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments at least for the next twelve months.

Debt and Related Matters:

Credit Agreement:

As of December 27, 2009, the Company’s bank debt consisted of a credit facility originally entered into on June 27, 2006 that provided for $590 million five-year revolving credit facility and $546.8 million five-year Term A loan (“original credit agreement or facility”). Both the Term A loan and the revolving credit facility were due on June 27, 2011. The original credit facility had been amended several times and has been amended and restated in connection with a larger refinancing entered into in February 2010 as discussed below.

The Company wrote-off $0.4 million and $3.7 million of deferred financing costs in 2009 and 2008, respectively in connection with the amendments, which were recorded in interest expense in the consolidated statement of operations.

Debt Refinancing—On January 26, 2010, the Company entered into an amendment to its original credit agreement that became effective on February 11, 2010, immediately prior to the closing of an offering of $875 million of senior secured public notes. The original credit agreement was amended and restated in its entirety (the “Amended and Restated Credit Agreement or Credit Agreement”). The Amended and Restated Credit Agreement provides for a $262.0 million term loan and a $249.3 million revolving credit facility, including a $100 million letter of credit sub-facility, and extended the term of certain of the credit commitments to July 1, 2013. In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011. Non-extended term loans equaling $72.3 million will mature on June 27, 2011 as will revolving loan commitments equal to $42.2 million. The remaining term loans and revolving loan commitments under the Amended and Restated Credit Agreement will mature on July 1, 2013.

In connection with the Credit Agreement, the Company issued new 11.5% senior secured notes due February 15, 2017, totaling $875 million. The notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets, and will rank pari passu with liens granted under McClatchy’s Credit Agreement. The assets securing the debt are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets. See Note 6 to the Consolidated Financial Statements for an expanded discussion of the Notes. In addition, the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due 2014, paying $187.3 million in cash for $171.9 million of principal 2011 and 2014 notes.

At December 27, 2009, the Company had outstanding letters of credit totaling $55.1 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. As a result of the refinancing, no revolving loans were outstanding as of February 11, 2010 and the Company had excess proceeds of approximately $83.8 million which were invested in cash equivalents and will be used to prepay Term A debt. Based on the terms of the Credit Agreement, a portion of the excess proceeds will be used to further reduce the available facilities under the Credit Agreement within 30 days of the closing of the transaction. In addition, subsequent to the refinancing discussed above, a total of $196.3 million was available under its revolving facility under the Credit Agreement all of which could be borrowed under the Company’s current bank covenants.

Debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points, in each case, based upon the consolidated total leverage ratio (as defined in the Credit Agreement) and sets a floor on LIBOR for the purposes of interest payments under the Credit Agreement of no less than 300 basis points. A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points, based upon the Company’s total leverage ratio (as defined). The Company currently pays interest on borrowings at a rate of 500 basis points over the 300 basis point LIBOR floor and pays 62.5 basis points for commitment fees.

The Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 1.50 to 1.00 from the quarter ending in March 2010 through the quarter ending in September 2011; increasing it to 1.60 to 1.00 from the quarter ending in December 2011 through the quarter ending in September 2012; and further increasing to 1.70 to 1.00 thereafter. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 6.75 to 1.00 from the quarter ending in March 2010 through the quarter ending December 2010; decreasing to 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012 and decreasing to 6.00 to 1.00 thereafter.

At December 27, 2009, the Company’s consolidated interest coverage ratio (as defined in the Credit Agreement) was 3.08 to 1.00 and its consolidated leverage ratio (as defined in the Credit Agreement) was 5.26 to 1.00 and the Company was in compliance with all financial debt covenants. In the first quarter of 2010, the Company’s leverage ratio is expected to decline to approximately 5.00 to 1.00. Over the course of 2010, the Company’s interest coverage ratio is expected to decline—but remain within covenant levels—as a result of higher interest expense from the Amended and Restated Credit Agreement and issuance of the senior secured notes due 2017. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

The Credit Agreement includes requirements for mandatory prepayments of bank debt from certain sources of cash; limitations on cash dividends allowed to be paid at certain leverage levels; and other covenants including limitations on additional debt and the ability to retire public bonds early.

Substantially all of the Company’s subsidiaries (as defined in the Credit Agreement) have guaranteed the Company’s obligations under the Credit Agreement and senior secured notes (together considered “senior secured debt”). The holders of the senior secured debt have entered into an intercreditor agreement which governs the sharing of security interest and other provisions of the senior secured debt. The Company has granted a security interest to the trustee of the intercreditor agreement in assets that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt, but the security interest excludes any land, buildings, machinery and equipment (PP&E) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company.

2008 Exchange Offer—In the second fiscal quarter of 2008, the Company purchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its original credit facility. The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively. In the third fiscal quarter of 2008, the Company purchased $5.9 million aggregate principal of its outstanding debt securities maturing in 2009 for $5.8 million in cash obtained from its original credit facility. The Company recognized $21.0 million in gain on the extinguishment of debt through December 28, 2008 on these transactions.

2009 Exchange Offer—On June 26, 2009, the Company completed a private debt exchange offer for all of its outstanding debt securities for a combination of cash and newly issued 15.75% senior notes due July 15, 2014 (senior notes). The senior notes are senior unsecured obligations and are guaranteed by McClatchy’s existing and future material domestic subsidiaries. The Company exchanged $3.4 million in cash and $24.2 million of senior notes in the exchange offer. In exchange for the cash and senior notes the Company retired the following outstanding principal amount of debt securities maturing in the respective years: $3.8 million in 2011 notes, $11.1 million in 2014 notes, $53.4 million in 2017 notes, $10.8 million in 2027 debentures and $23.8 million in 2029 debentures. The Company has recorded a pre-tax gain of approximately $44.1 million on the exchange in 2009. The gain was equal to the carrying amount of the exchanged securities less the total future cash payments of the senior notes, including both payments of interest and principal amount, and related expenses of the exchange. A total of $23.9 million of senior note were retired with proceeds from the secured notes discussed in Debt Refinancing above, leaving $0.4 million outstanding.

Senior Secured Notes

The 11.50% Senior Secured Notes due February 15, 2017 (the “2017 Notes”) are governed by an indenture which includes a number of covenants that are applicable to the Company and its restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 2017 Notes. These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to it; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

Credit Rating

As of February 11, 2010, subsequent to the refinancing transactions, both S&P and Moody’s issued higher ratings on the Company’s debt and issued corporate family ratings as described in the table below. The ratings upgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement. The ratings have remained the same through the filing date of this report on Form 10-K.

Debt Ratings
Credit Facility:
S & P	B-
Moody’s	B1

Senior Secured Notes:
S & P	B-
Moody’s	B1

Unsecured Notes:
S & P	CCC
Moody’s	Caa2

Corp. Family Rating:
S & P	B-
Moody’s	Caa1

Off-Balance-Sheet Arrangements:

As of December 27, 2009, the Company did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

The following table summarizes specific financial obligations under the Company’s contractual obligations and commercial commitments related to continuing operations as of December 27, 2009 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Included in the Company’s balance sheet:
Long-term debt principal (a)	$1,948,914	$—	$90,467	$359,344	$1,499,103
Pension obligations (b)	604,627	29,401	236,676	192,193	146,357
Post-retirement obligations (b)	34,636	5,161	10,322	19,153	—
Workers’ compensation obligations	24,426	5,800	6,753	3,861	8,012
Other long-term obligations (c)	42,590	10,639	18,662	4,948	8,341
Other obligations:
Purchase obligations (d)	102,564	15,868	18,679	11,744	56,273
Operating leases	62,218	12,806	19,309	14,097	16,006

Total (e)	$2,819,975	$79,675	$400,868	$605,340	$1,734,092

(a)	Amounts represent principal debt repayments as of December 27, 2009 giving effect to the refinancing transaction discussed above.
(b)	Retirement obligations do not take into account the tax-deductibility of the payments. The timing of the payments of these obligations reflects actuarial estimates the Company believes to be reasonable
(c)	Primarily deferred compensation, future lease obligations and indemnification obligations related to disposed newspapers.
(d)	Primarily printing outsource agreements and capital expenditures for property, plant and equipment.
(e)	The table excludes unrecognized tax benefits, and related penalty and interest, totaling $78.1 million because a reasonably reliable estimate of the timing of future payments, if any, cannot be determined. It also excludes pre-tax interest on debt that, at current interest rates, is expected to be approximately $166.0 million or less annually, as adjusted for the refinancing transaction.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Amended and Restated Credit Agreement bears interest at a minimum LIBOR rate of 300 basis points plus a spread ranging from 425.0 to 575.0 basis points. Giving effect to the refinancing discussed in Item 7 and Note 6 to the Consolidated Financial Statements approximately 87% of the Company’s outstanding debt is at a fixed rate and 13% is at variable or floating rates. Also its floating rate is subject to the 300 basis point LIBOR floor discussed above. Accordingly, the Company’s exposure to interest rate risk is limited.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheets of The McClatchy Company and subsidiaries (the Company) as of December 27, 2009 and December 28, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2009. We also have audited the Company’s internal control over financial reporting as of December 27, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2009 and December 28, 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

December 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

Sacramento, California

March 2, 2010

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except for per share amounts)

	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
REVENUES—NET:
Advertising	$1,143,129	$1,568,766	$1,911,722
Circulation	278,256	265,584	275,658
Other	50,199	66,106	72,983

	1,471,584	1,900,456	2,260,363
OPERATING EXPENSES:
Compensation	582,241	822,771	911,964
Newsprint and supplements	167,164	252,599	277,634
Depreciation and amortization	142,889	142,948	148,559
Other operating expenses	380,778	460,973	496,112
Goodwill and masthead impairment	—	59,563	2,992,046

	1,273,072	1,738,854	4,826,315
OPERATING INCOME (LOSS)	198,512	161,602	(2,565,952)

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(127,276)	(157,385)	(197,997)
Interest income	47	1,429	243
Equity income (loss) in unconsolidated companies—net	2,130	(14,021)	(36,899)
Write-down of investments and land held for sale	(28,322)	(26,462)	(84,568)
Gain on sale of SP Newsprint Company	208	34,417	—
Gain on extinguishment of debt	44,117	21,026	—
Gain on non-operating items and other—net	(5)	1,479	1,982

	(109,101)	(139,517)	(317,239)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	89,411	22,085	(2,883,191)
INCOME TAX PROVISION (BENEFIT)	29,147	19,278	(156,582)

INCOME (LOSS) FROM CONTINUING OPERATIONS	60,264	2,807	(2,726,609)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(6,174)	(6,758)	(9,404)

NET INCOME (LOSS)	$54,090	$(3,951)	$(2,736,013)

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income (loss) from continuing operations	$0.72	$0.03	$(33.26)
Loss from discontinued operations	(0.07)	(0.08)	(0.11)

Net income (loss) per share	$0.65	$(0.05)	$(33.37)

Diluted:
Income (loss) from continuing operations	$0.72	$0.03	$(33.26)
Loss from discontinued operations	(0.07)	(0.08)	(0.11)

Net income (loss) per share	$0.65	$(0.05)	$(33.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	83,785	82,333	82,000
Diluted	83,810	82,409	82,000

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 27, 2009	December 28, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,157	$4,998
Trade receivables, net of allowances of $10,298 in 2009 and $15,255 in 2008	205,840	243,700
Other receivables	9,660	16,544
Newsprint, ink and other inventories	36,374	49,301
Deferred income taxes	23,648	29,084
Income tax receivable	10,019	11,451
Land and other assets held for sale	6,390	182,566
Other current assets	23,153	19,085

	321,241	556,729
PROPERTY, PLANT AND EQUIPMENT:
Land	195,918	199,584
Building and improvements	389,803	390,890
Equipment	800,034	823,466
Construction in progress	3,091	5,071

	1,388,846	1,419,011
Less accumulated depreciation	(621,266)	(576,134)

	767,580	842,877
INTANGIBLE ASSETS:
Identifiable intangibles—net	711,758	771,076
Goodwill	1,006,020	1,006,020

	1,717,778	1,777,096
INVESTMENTS AND OTHER ASSETS
Investments in unconsolidated companies	322,109	323,257
Other assets	174,191	22,247

	496,300	345,504

TOTAL ASSETS	$3,302,899	$3,522,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,240	$68,336
Accrued compensation	86,969	85,583
Income taxes payable	11,453	46,562
Unearned revenue	78,908	81,091
Accrued interest	21,148	22,107
Accrued dividends	—	7,431
Other accrued liabilities	18,492	36,481

	263,210	347,591
NON-CURRENT LIABILITIES:
Long-term debt	1,896,436	2,037,776
Deferred income taxes	243,167	202,015
Pension and postretirement obligations	604,701	747,720
Other long-term obligations	125,196	134,675

	2,869,500	3,122,186
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A—authorized 200,000,000 shares, issued 59,705,101 in 2009 and 57,520,445 in 2008	597	575
Class B—authorized 60,000,000 shares, issued 24,800,962 in 2009 and 25,050,962 in 2008	248	251
Additional paid-in capital	2,207,122	2,203,776
Retained earnings (accumulated deficit)	(1,783,101)	(1,829,717)
Treasury stock at cost, 37,902 shares in 2009 and 5,264 in 2008	(153)	(144)
Accumulated other comprehensive (loss)	(254,524)	(322,312)

	170,189	52,429

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,302,899	$3,522,206

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	December 27, 2009	December 28, 2008	December 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$60,264	$2,807	$(2,726,609)
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	142,889	142,948	148,559
Goodwill and masthead impairment	—	59,563	2,992,046
Impairment related to investments and land held for sale	28,322	26,462	84,568
Employee benefit expense	1,659	14,724	33,976
Stock compensation expense	2,971	4,104	7,217
Deferred income taxes	4,415	(73,215)	(271,342)
Gain on sale of SP Newsprint	(208)	(34,417)	—
Gain on extinguishment of debt	(44,117)	(21,026)	—
Equity loss (income) in unconsolidated companies in excess of cash received	(995)	14,021	36,899
Write-off of deferred financing cost	364	3,738	—
Other	12,545	9,829	4,089
Changes in certain assets and liabilities:
Trade receivables	37,860	45,850	22,235
Inventories	12,927	(13,071)	15,862
Other assets	(6,110)	9,018	25,744
Accounts payable	(24,594)	(25,767)	(39,662)
Accrued compensation	1,386	(19,309)	(26,506)
Income taxes	(55,633)	75,129	79,214
Other liabilities	(42,348)	(27,086)	(30,035)

Net cash provided by operating activities of continuing operations	131,597	194,302	356,255
Net cash from operating activities of discontinued operations	(8,431)	187,567	4,214

Net cash from operating activities	123,166	381,869	360,469
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment and other	9,284	33,172	27,370
Proceeds from sale of investments	4,208	63,141	24,288
Purchases of property, plant and equipment	(13,574)	(21,418)	(60,793)
Equity investments and other	(23)	(855)	(3,861)

Net cash from investing activities of continuing operations	(105)	74,040	(12,996)
Net cash from investing activities of discontinued operations	—	—	518,085

Net cash from investing activities	(105)	74,040	505,089
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term bank debt	(3,200)	—	(550,000)
Net (repayments) from revolving bank debt	(61,000)	(116,900)	(157,195)
Extinguishment of public notes and related expenses	(38,082)	(300,871)	(100,000)
Payment of cash dividends	(14,905)	(51,828)	(59,041)
Payment of debt issuance costs	(5,665)	(9,741)	—
Other—principally stock issuances	950	2,613	6,913

Net cash from financing activities	(121,902)	(476,727)	(859,323)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,159	(20,818)	6,235
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,998	25,816	19,581

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,157	$4,998	$25,816

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Par Value Class A	Par Value Class B	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCES, DECEMBER 31, 2006	$557	$261	$2,182,544	$1,016,023	$(95,761)	$—	$3,103,624
Adoption of ASC 740	—	—	—	(2,218)	—	—	(2,218)

ADJUSTED BALANCES, JANUARY 1, 2007	$557	$261	$2,182,544	$1,013,805	$(95,761)	$—	$3,101,406
Net loss				(2,736,013)			(2,736,013)
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain					52,059		52,059
Prior service credit					9,087		9,087
Other comprehensive loss related to equity investments					(1,358)		(1,358)

Other comprehensive income							59,788

Total comprehensive loss							(2,676,225)
Adjustment to eliminate minimum pension liability related to Star Tribune					45,070		45,070
Dividends declared ($.72 per share)				(59,090)			(59,090)
Conversion of 1,065,435 Class B shares to Class A shares	10	(10)					—
Issuance of 244,682 Class A shares under stock	4		6,731				6,735
Stock compensation expense			7,466				7,466
Purchase of 3,029 shares of treasury stock						(122)	(122)
Tax benefit from stock plans			300				300

BALANCES, DECEMBER 30, 2007	571	251	2,197,041	(1,781,298)	9,097	(122)	425,540
Net loss				(3,951)			(3,951)
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized loss					(323,996)		(323,996)
Prior service credit					(2,266)		(2,266)
Other comprehensive loss related to equity investments					(5,147)		(5,147)

Other comprehensive loss							(331,409)

Total comprehensive loss							(335,360)
Dividends declared ($.54 per share)				(44,468)			(44,468)
Issuance of 412,135 Class A shares under stock	4		2,771				2,775
Stock compensation expense			4,104				4,104
Purchase of 2,235 shares of treasury stock						(22)	(22)
Tax impact from stock plans			(140)				(140)

BALANCES, DECEMBER 28, 2008	575	251	2,203,776	(1,829,717)	(322,312)	(144)	52,429
Net income				54,090			54,090
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain					67,539		67,539
Prior service credit					368		368
Other comprehensive loss related to equity investments					(119)		(119)
Other comprehensive income							67,788

Total comprehensive income							121,878

Dividends declared ($.09 per share)				(7,474)			(7,474)
Conversion of 250,000 Class B shares to Class A shares	3	(3)
Issuance of 1,934,656 Class A shares under stock	19		940				959
Stock compensation expense			2,971				2,971
Purchase of 32,638 shares of treasury stock						(9)	(9)
Tax impact from stock plans			(565)				(565)

BALANCES, DECEMBER 27, 2009	$597	$248	$2,207,122	$(1,783,101)	$(254,524)	$(153)	$170,189

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the Company or McClatchy) is the third-largest newspaper publisher in the United States based on daily circulation, with 30 daily newspapers and 43 non-dailies in 29 markets across the country. McClatchy also operates leading local websites and direct marketing operations in each of its markets which complement its newspapers and extend its audience reach in each market. The Company’s newspapers include, among others, The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer and The (Raleigh) News & Observer.

McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder LLC, the nation’s largest online job site, 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as: the auto website, cars.com, and the rental site, Apartments.com, and 33.3% of HomeFinder, LLC which operates the online real estate website HomeFinder.com. McClatchy is listed on the New York Stock Exchange under the symbol MNI.

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

Discontinued operations—During 2006 the Company divested 12 newspapers it had acquired in the purchase of Knight-Ridder, Inc. for strategic and antitrust reasons. On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper. The results of the disposed newspaper operations, including interest expense directly attributable to them, have been recorded as discontinued operations in 2007.

Revenue recognition—The Company recognizes revenues from advertising placed in a newspaper and/or on a website over the advertising contract period or as services are delivered, as appropriate, and recognizes circulation revenues as newspapers are delivered over the applicable subscription term. Circulation revenues are recorded net of direct delivery costs. Other revenue is recognized when the related product or service has been delivered. Revenues are recorded net of estimated incentives, including special pricing agreements, promotions and other volume-based incentives and net of sales tax collected from the customer. Revisions to these estimates are charged to revenues in the period in which the facts that give rise to the revision become known.

Cash equivalents are highly liquid debt investments with original maturities of three months or less.

Concentrations of credit risks—Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. As of December 27, 2009, the Company had $0.9 million of cash balances at financial institutions in excess of federal insurance limits. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company’s concentration of risk with respect to trade accounts receivable.

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

The Company provides an allowance for doubtful accounts as follows (in thousands):

	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Balance at beginning of year	$15,255	$11,416	$12,732
Charged to costs and expenses	16,459	21,355	12,929
Amounts written off	(21,416)	(17,516)	(14,245)

Balance at end of year	$10,298	$15,255	$11,416

Inventories are stated at the lower of cost (based principally on the first-in, first-out method) or current market value.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized. Capitalized interest was $0.2 million, $0.2 million and $0.5 million in fiscal 2009, 2008 and 2007, respectively. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Segment reporting—The Company’s primary business is the publication of newspapers and related websites. The Company has two operating segments which it aggregates into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Each segment consists primarily of a group of newspapers reporting to a segment manager.

Goodwill and intangible impairment—The Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. The Company performs this testing on operating segments, which are also considered reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets. The Company’s considers current market capitalization (based upon the recent stock market prices) plus an estimated control premium in determining the reasonableness of the fair value of the reporting units. The Company performed its annual testing in 2009 as of December 27, 2009 and performed its testing in 2008 as of December 28, 2008. In fiscal 2007, the Company determined that it should perform its impairment testing of goodwill as of September 30, 2007, due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter, and performed its annual testing as of December 30, 2007. See Note 3 for a discussion of the impairment charges taken.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. The Company performed impairment tests on newspaper mastheads as of December 27, 2009 and December 28, 2008, in fiscal 2009 and 2008, respectively. In 2007, the Company performed its testing as of September 30, 2007 and December 30, 2007. See Note 3 for a discussion of the impairment charges taken.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. No impairment loss was recognized on intangible assets subject to amortization.

Stock-based compensation—Beginning in fiscal 2006, all share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan (ESPP), are recognized in the financial statements based on their fair values. At December 27, 2009, the Company had six stock-based compensation plans. Total stock-based compensation expense was $3.0 million, $4.1 million and $7.2 million in fiscal 2009, 2008 and 2007, respectively. See Note 11 for an expanded discussion of stock-based compensation plans.

Income Taxes—The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Current accounting standards in the United States prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued penalties are recognized as a component of income tax expense. See Note 7 for an expanded discussion of incomes taxes.

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

Long term debt. The fair value of long term debt is determined based on a number of observable inputs including the current market activity of the Company’s publicly traded notes and bank debt, trends in investor demand and market values of comparable publicly traded debt. At December 27, 2009, the estimated fair value of long term debt was $1.5 billion compared to a carrying value of $1.9 billion.

Comprehensive income (loss)—The Company records changes in its net assets from non-owner sources in its Consolidated Statement of Stockholders’ Equity. Such changes relate primarily to valuing its pension liabilities, net of tax effects.

The following table summarizes the changes in other comprehensive income (loss) (in thousands):

	Pre-Tax	Tax	After-Tax
Year Ended December 27, 2009
Pension and post retirement plans:
Unamortized gain	$112,565	$(45,026)	$67,539
Prior service credit	613	(245)	368
Other comprehensive loss related to equity investments	(199)	80	(119)

	$112,979	$(45,191)	$67,788

Year Ended December 28, 2008
Pension and post retirement plans:
Unamortized gain	$(539,993)	$215,997	$(323,996)
Prior service credit	(3,778)	1,512	(2,266)
Other comprehensive loss related to equity investments	(8,578)	3,431	(5,147)

	$(552,349)	$220,940	$(331,409)

Year Ended December 30, 2007
Pension and post retirement plans:
Unamortized gain	$86,765	$(34,706)	$52,059
Prior service credit	15,145	(6,058)	9,087
Other comprehensive loss related to equity investments	(2,263)	905	(1,358)

	$99,647	$(39,859)	$59,788

Earnings per share (EPS)—Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method. The weighted average anti-dilutive stock options and restricted stock that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were 6.3 million in fiscal 2009, 5.0 million in fiscal 2008 and 3.9 million in fiscal 2007.

New Accounting Pronouncement—In June 2009, a new pronouncement was issued amending the interpretation of accounting literature related to consolidations. The new guidance applies to rules in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The new pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The new pronouncement is effective for the Company on December 28, 2009. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

NOTE 2.    DIVESTITURES

On March 5, 2007, the Company sold the (Minneapolis) Star Tribune newspaper and other publications and websites related to the newspaper for $530.0 million. The Company received a total income tax benefit of approximately $200.0 million related to the sale. In the first quarter of 2008 approximately $15 million was recouped through reductions to income taxes payable and subsequently in 2008 the remaining $185.0 million was received as an income tax refund. The funds were used to reduce debt. The results of Star Tribune’s operations, including interest on debt incurred to purchase it, have been recorded as discontinued operations in 2007. In 2009 and 2008, the Company reserved amounts for indemnification obligations related to several divested papers.

Revenues and loss from discontinued operations, net of income taxes, for fiscal 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Revenues	$—	$—	$52,921
Income (loss) from discontinued operations before income taxes (1)	(9,810)	(8,070)	(7,046)
Income tax benefit (expense)	3,636	1,312	(2,358)

Income (loss) from discontinued operations	$(6,174)	$(6,758)	$(9,404)

(1)	Includes interest expense allocated to discontinued operations of $1.2 million in fiscal 2007. No interest expense was allocated to discontinued operations in fiscal 2009 or 2008.

NOTE 3.    GOODWILL AND NEWSPAPER MASTHEAD IMPAIRMENT

The Company performed its annual impairment testing of goodwill and newspaper mastheads as of December 27, 2009 and December 28, 2008 for the fiscal years then ended. The fair values of the Company’s reporting units were estimated using the expected present value of future cash flows, using estimates, judgments and assumptions (see Note 1) that management believes were appropriate in the circumstances. The Company considered current market capitalization (based upon the recent stock market prices) plus an estimated control premium in determining the reasonableness of the value of the reporting units. The Company did not record any goodwill impairment charges in 2009 and 2008 as a result of its testing. In 2008, the Company recorded an impairment charge related to newspaper mastheads of $59.6 million.

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

NOTE 4.    INVESTMENTS IN UNCONSOLIDATED COMPANIES AND LAND HELD FOR SALE

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of December 27, 2009 and December 28, 2008 (dollars in thousands):

Company	% Ownership Interest	December 27, 2009	December 28, 2008
CareerBuilder, LLC	14.4	$218,736	$217,516
Classified Ventures, LLC	25.6	81,538	82,642
HomeFinder, LLC	33.3	5,048	—
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27	13,754	18,349
Other	Various	3,033	4,750

		$322,109	$323,257

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

On March 31, 2008, McClatchy and its partners, affiliates of Cox Enterprises, Inc. and Media General, Inc., completed the sale of SP Newsprint Company (SP), of which McClatchy was a one-third owner. The Company recorded a gain on the transaction of approximately $34.4 million. The Company used the $55.0 million of sales proceeds it received in the second fiscal quarter of 2008 and an additional $5.0 million it received in 2009 to reduce debt.

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

The following table summarizes expenses incurred for products provided by CareerBuilder, Classified Ventures and ShopLocal in fiscal 2009, 2008 and 2007 (in thousands):

(in thousands)	Career- Builder	Classified Ventures	Shop- Local
2009	$1,241	$10,250	NA
2008	2,670	11,561	$353
2007	4,004	9,682	573

As of December 27, 2009 and December 28, 2008, the Company had approximately $3.9 million and $8.0 million, respectively, in amounts payable to CareerBuilder, Classified Ventures and Ponderay.

The table below presents the summarized financial information for the Company’s investments in unconsolidated companies on a combined basis (dollars in thousands):

	2009	2008
Current assets	$393,914	$387,833
Noncurrent assets	664,876	714,059
Current liabilities	269,501	417,281
Noncurrent liabilities	269,546	209,897
Equity	519,743	474,714

	2009	2008	2007
Net revenues	$1,142,551	$1,334,372	$1,299,472
Operating income (loss)	67,442	(52,579)	(111,406)
Net income (loss)	66,524	(50,722)	(66,843)

As part of the acquisition of Knight-Ridder, Inc., the Company acquired 10 acres of land in Miami. Such land is under contract to be sold for gross proceeds of $190.0 million pursuant to a March 2005 sale agreement. The contract was extended to January 19, 2010 in exchange for an increase in the termination fee from $6 million to $7 million should the buyer fail to close the transaction. The buyer had the right to further extend the agreement to January 31, 2011, upon payment to McClatchy of an additional $6 million nonrefundable deposit on or before January 19, 2010. The purchase price under the original agreement has remained unchanged at $190.0 million. McClatchy received the $6 million deposit and has extended the contract to January 31, 2011. McClatchy had previously received $10 million in non-refundable deposits from the buyer that will be applied toward the purchase price.

The Company determined the fair value of the land at December 27, 2009 by developing an analysis that took into consideration the highest and best use of the property. The valuation process incorporated three approaches, the cost approach, the income capitalization approach and the market data or direct sales comparison approach. Based on the Company’s evaluation, including consideration of the existing sales contract, the carrying value was written down by $26.3 million to $151.0 million in 2009 and is included in other assets on the Company’s Balance Sheet.

Fair value measurement requires three classifications of investments based on the nature of available fair value inputs and the valuation methodologies used to measure these investments at fair value. Under the fair value guidance, the Company classified the land as a Level 3 classification. Level 3 classifications are based on input to the valuation methodology that are unobservable inputs in situations where there is little or no market activity for the asset or liability and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability.

NOTE 5.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets, along with their original weighted-average useful lives, and goodwill consisted of the following (in thousands):

	December 27, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(307,177)	$496,663	14 years
Other	37,066	(28,358)	8,708	8 years

Total	$840,906	$(335,535)	505,371

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387

Total			711,758
Goodwill			1,006,020

Total intangible assets and goodwill			$1,717,778

	December 28, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(249,650)	$554,190	14 years
Other	40,066	(29,567)	10,499	8 years

Total	$843,906	$(279,217)	564,689

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387

Total			771,076
Goodwill			1,006,020

Total intangible assets and goodwill			$1,777,096

Changes in identifiable intangible assets and goodwill in fiscal 2009 consisted of the following (in thousands):

	December 28, 2008	Impairment Charges/ Adjustments	Amortization Expense	December 27, 2009
Intangible assets subject to amortization	$843,906	$(3,000)	$—	$840,906
Accumulated amortization	(279,217)	3,000	(59,318)	(335,535)

	564,689	—	(59,318)	505,371
Mastheads and other	206,387	—	—	206,387
Goodwill	1,006,020	—	—	1,006,020

Total	$1,777,096	$—	$(59,318)	$1,717,778

There were no additions to intangible assets in 2009.

Changes in indefinite lived intangible assets and goodwill as of December 27, 2009 consisted of the following (in thousands):

	Original Gross Amount	Accumulated Impairment	Carrying Amount
Mastheads and other	$683,000	$(476,613)	$206,387
Goodwill	3,581,016	(2,574,996)	1,006,020

Total	$4,264,016	$(3,051,609)	$1,212,407

Amortization expense was $59.3 million, $61.0 million and $60.5 million in fiscal 2009, 2008 and 2007, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year	Amortization Expense
2010	$58,639
2011	58,639
2012	57,363
2013	56,223
2014	51,745

NOTE 6.    LONG-TERM DEBT

As of December 27, 2009 and December 28, 2008, long-term debt consisted of the following (in thousands):

	December 27, 2009	December 28, 2008
Term A bank debt, interest at 4.2% and 4.8% at year-end 2009 and 2008, respectively	$546,800	$550,000
Revolving bank debt, interest at 4.2% and 4.5% at year-end 2009 and 2008, respectively	330,700	391,700
Notes:
$31 million 9.875% debentures due in 2009	—	31,217
$166 million 7.125% debentures due in 2011	167,001	171,404
$169 million 4.625% debentures due in 2014	154,694	161,692
$347 million 5.750% debentures due in 2017	321,594	367,351
$89 million 7.150% debentures due in 2027	82,099	91,607
$276 million 6.875% debentures due in 2029	252,428	272,805

Total carrying value of debt principal	1,855,316	2,037,776
$24 million 15.75% senior notes due in 2014	24,225	—
Long-term portion of future interest on 15.75% senior notes	16,895	—

Total carrying value of debt principal and future interest	41,120	—

Long-term debt	$1,896,436	$2,037,776

At December 27, 2009, prior to the refinancing transaction discussed below, the Company’s bank debt consisted of a credit facility entered into on June 27, 2006 (the original credit agreement) that provided for a $1.14 billion senior unsecured (subsequently secured as discussed below) credit facility and was originally established in connection with the acquisition of Knight-Ridder, Inc. At December 27, 2009, the Company’s original credit agreement consisted of a $590 million five-year revolving credit facility and $546.8 million five-year Term A loan. Both the Term A loan and the revolving credit facility under the original credit agreement were due on June 27, 2011. The terms of the original credit agreement are discussed in greater detail below.

At December 27, 2009, the publicly-traded notes are stated net of unamortized discounts and premiums (totaling to discounts of $69.4 million and $89.4 million as of December 27, 2009 and December 28, 2008, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006 acquisition of Knight Ridder. The Company repaid the 9.875% notes due in 2009 on April 15, 2009.

In the second fiscal quarter of 2008, the Company purchased $300 million aggregate principal amount of its outstanding debt securities for $282.4 million in cash obtained from its original credit facility. The Company purchased $150 million, $130 million and $20 million of its outstanding principal amount of debt securities maturing in 2009, 2011 and 2014, respectively. In the third fiscal quarter of 2008, the Company purchased $5.9 million aggregate principal of its outstanding debt securities maturing in 2009 for $5.8 million in cash obtained from its original credit facility. The Company recognized $21.0 million in gain on the extinguishment of debt through December 28, 2008 on these transactions.

On June 26, 2009, the Company completed a private debt exchange offer for its outstanding debt securities for a combination of cash and newly issued 15.75% senior notes due July 15, 2014 (senior notes). The senior notes are senior unsecured obligations and are guaranteed by McClatchy’s existing and future material domestic subsidiaries. In exchange for $3.4 million in cash and $24.4 million of senior notes the Company retired the following outstanding principal amount of debt securities maturing in the respective years: $3.8 million in 2011 notes, $11.1 million in 2014 notes, $53.4 million in 2017 notes, $10.8 million in 2027 debentures and $23.8 million in 2029 debentures. The Company recorded a pre-tax gain of approximately $44.1 million in 2009 (34 cents per share). The gain was equal to the carrying amount of the exchanged securities, less the total future cash payments of the senior notes, including both payments of interest (payable semiannually) and principal amount, and related expenses of the exchange. Accordingly, future interest on these senior notes is not reflected in interest expense. A total of $23.9 million of the senior notes were retired with proceeds from the refinancing discussed below, leaving $0.4 million outstanding.

The senior notes were governed by an indenture entered into on June 26, 2009 which included a number of covenants that were applicable to the Company and its restricted subsidiaries. However, as a result of a tender process conducted as a part of the refinancing discussed below, the covenants in the senior notes indenture have been stripped and are no longer applicable.

The Company wrote off $0.4 million and $3.7 million of deferred financing costs in 2009 and 2008, respectively in connection with amendments to the credit agreement, which were recorded in interest expense in the consolidated statement of operations.

The amended original credit agreement contained quarterly financial covenants including requirements that the Company maintain a minimum interest coverage ratio (as defined in the original credit agreement) of 2.00 to 1.00 through maturity of the agreement and a maximum leverage ratio (as defined in the original credit agreement) of 7.00 to 1.00. At December 27, 2009, the Company’s interest coverage ratio (as defined in the original credit agreement) was 3.08 to 1.00 and its leverage ratio (as defined in the Original credit agreement) was 5.26 to 1.00 and the Company was in compliance with all financial debt covenants.

Debt Refinancing:

On January 26, 2010, the Company entered into an amendment to the original credit agreement that became effective on February 11, 2010, immediately prior to the closing of an offering of $875 million of senior secured public notes. The original credit agreement was amended and restated in its entirety (the “Amended and Restated Credit Agreement” or “Credit Agreement”). The Amended and Restated Credit Agreement provides for a $262.0 million term loan and a $249.3 million revolving credit facility, including a $100 million letter of credit sub-facility, and extended the term of certain of the credit commitments to July 1, 2013. In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011. Non-extended term loans equaling $72.3 million will mature on June 27, 2011 as will revolving loan commitments equal to $42.2 million. The remaining term loans and revolving loan commitments under the Amended and Restated Credit Agreement will mature on July 1, 2013.

In connection with the Credit Agreement, the Company issued new 11.5% senior secured notes due February 15, 2017, totaling $875 million. The notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets, and will rank pari passu with liens granted under McClatchy’s Credit Agreement. The assets securing the debt are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets. In addition, the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due 2014, paying $187.3 million in cash for $171.9 million of principal 2011 and 2014 notes.

Debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points, in each case, based upon the consolidated total leverage ratio (as defined in the Credit Agreement) and sets a floor on LIBOR for the purposes of interest payments under the Credit Agreement of no less than 300 basis points. A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points, based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). The Company currently pays interest on borrowings under the Credit Agreement at a rate of 500 basis points over the 300 basis point LIBOR floor and pays 62.5 basis points for commitment fees.

The Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 1.50 to 1.00 from the quarter ending in March 2010 through the quarter ending in September 2011; increasing it to 1.60 to 1.00 from the quarter ending in December 2011 through the quarter ending in September 2012; and further increasing to 1.70 to 1.00 thereafter. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 6.75 to 1.00 from the quarter ending in March 2010 through the quarter ending December 2010; declining to 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012 and declining to 6.00 to 1.00 thereafter. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

The Credit Agreement includes requirements for mandatory prepayments of bank debt from certain sources of cash; limitations on cash dividends allowed to be paid at certain leverage levels; and other covenants including limitations on additional debt and the ability to retire public bonds early, amongst other changes.

The 11.50% Senior Secured Notes due February 15, 2017 ( the “2017 Notes”) are governed by an indenture entered into on February 11, 2010 which include a number of covenants that are applicable to the Company and its restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 2017 Notes. These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to it; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

Substantially all of the Company’s subsidiaries (as defined) have guaranteed the Company’s obligations under the Credit Agreement and 2017 Notes (“senior secured debt”). The holders of the senior secured debt have entered into an intercreditor agreement which governs the sharing of security interest and other provisions of the senior secured debt. The Company has granted a security interest to the trustee of the intercreditor agreement in assets that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt, but the security interest excludes any land, buildings, machinery and equipment (PP&E) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company.

At December 27, 2009, the Company had outstanding letters of credit totaling $55.1 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. In connection with the financing, the Company repaid all of the outstanding revolver loans and had $196.3 million available under its revolving credit facilities under the new Credit Agreement.

The following table presents the approximate annual maturities of debt principal as of December 27, 2009, based upon the Company’s required payments after giving effect to the refinancing discussed above, for the next five years and thereafter (in thousands):

Year	Payments
2010	$—
2011	90,467
2012	—
2013	190,031
2014	169,313
Thereafter	1,499,103

Debt principal	$1,948,914

As of February 11, 2010, subsequent to the refinancing, both S&P and Moody’s issued higher ratings on the Company’s debt and issued corporate family ratings as described in the table below. The ratings upgrades had no impact on the interest rate and commitment fees the Company pays under the Credit Agreement. The ratings have remained the same through the filing date of this report on Form 10-K.

Debt Ratings
Credit Facility:
S & P	B-
Moody’s	B1

Senior Secured Notes:
S & P	B-
Moody’s	B1

Unsecured Notes:
S & P	CCC
Moody’s	Caa2

Corp. Family Rating:
S & P	B-
Moody’s	Caa1

NOTE 7.    INCOME TAXES

Income tax provision (benefit) related to continuing operations consist of (in thousands):

	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Current:
Federal	$29,505	$66,682	$94,120
State	(4,774)	25,031	20,640
Deferred:
Federal	4,221	(62,349)	(235,880)
State	195	(10,086)	(35,462)

Income tax provision (benefit)	$29,147	$19,278	$(156,582)

The effective tax rate for continuing operations and the statutory federal income tax rate are reconciled as follows:

	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	7.5%	4.4%	(0.5)%
Changes in estimates	3.5%	7.6%	0.2%
Changes in unrecognized tax benefits	(10.5)%	40.8%	—
Benefit of certain manufacturing deductions	(3.5)%	—	—
Goodwill impairment	—	—	29.7%
Other	0.6%	(0.5)%	0.2%

Effective tax rate	32.6%	87.3%	(5.4)%

The components of deferred tax assets and liabilities recorded in the Company’s Consolidated Balance Sheet on December 27, 2009 and December 28, 2008 are (in thousands):

	2009	2008
Deferred tax assets:
Compensation benefits	$282,300	$327,138
State taxes	28,449	37,027
State loss carryovers	13,718	16,131
Other	9,891	15,633

Total deferred tax assets	334,358	395,929
Valuation allowance	(13,718)	(16,131)

Net deferred tax assets	320,640	379,798
Deferred tax liabilities:
Depreciation and amortization	423,446	450,302
Investments in unconsolidated subsidiaries	68,974	70,720
Debt discount	26,091	31,707
Deferred gain on debt	21,648	—

Total deferred tax liabilities	540,159	552,729

Net deferred tax liabilities	$219,519	$172,931

The valuation allowance, which relates to state net operating loss carryovers, decreased by $2.4 million and increased by $0.4 million during 2009 and 2008, respectively.

The Company has varying amounts of net operating loss and capital loss carryovers in several states. The net operating losses expire in various years between 2017 and 2029 if not used. The capital loss carryovers will expire in 2012 if not used prior to that time.

As discussed in Note 1, the Company adopted the provisions of a new accounting standard for uncertainties in income taxes as of January 1, 2007. The cumulative effect of adopting this standard was a decrease to the Company’s retained earnings of approximately $2.2 million. As of December 27, 2009, the Company had approximately $78.0 million of long-term liabilities relating to uncertain tax positions consisting of approximately $53.0 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $25.0 million in gross accrued interest and penalties. If recognized substantially all of the net unrecognized tax benefits would impact the effective tax rate. It is reasonably possible that a reduction of up to $18.7 million of unrecognized tax benefits may occur within the next 12 months as a result of the closure of certain audits and the expiration of statutes of limitations. Net accrued interest and penalties at December 27, 2009, December 28, 2008, and December 30, 2007 were approximately $17.0 million, $19.1 million and $16.8, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Balance at beginning of fiscal year	$74,414	$72,557	$74,929
Increases based on tax positions in prior year	2,432	12,073	1,626
Decreases based on tax positions in prior year	(1,576)	(659)	(4,968)
Increases based on tax positions in current year	1,512	6,699	6,236
Settlements	(16,000)	(6,691)	—
Lapse of statute of limitations	(7,423)	(9,565)	(5,266)

Balance at end of fiscal year	$53,359	$74,414	$72,557

The Company is currently under audit by the Internal Revenue Service for 2006 and 2007, and is under audit by the following jurisdictions and for the years indicated: California for 2006, Minnesota for 2003 through 2006, Washington DC for 2006, New Jersey for 1997 through 2006 and Illinois for 2006 through 2007. Statutes remain open for federal purposes from 2005 through 2009 and for state purposes from 2003 through 2009, with the exception of New Jersey for which statutes remain open from 1997 through 2006.

NOTE 8.    EMPLOYEE BENEFITS

The Company sponsors defined benefit pension plans (retirement plans), which cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide the required benefits. No contributions to the Company’s qualified benefit plans were made in fiscal 2007 through 2009. The Company’s expects to make contributions of approximately $22.0 million to its qualified plan in fiscal 2010.

The Company also has a limited number of supplemental retirement plans to provide key employees with additional retirement benefits which were frozen on March 31, 2009 as discussed below. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations. The Company paid $7.5 and $7.2 million in 2009 and 2008 respectively for these plans.

In 2008, the Company implemented plans that reduced its workforce by a total of approximately 2,550 positions. Through December 28, 2008, the workforce reductions resulted in severance costs of $44.6 million (largely paid in 2008); pension curtailment losses in certain defined benefit plans of $2.4 million; and a gain in a postretirement plan of $2.2 million.

In March 2009, the Company implemented a plan that reduced its work force by approximately 1,650 positions. Through December 27, 2009, the workforce reductions resulted in severance costs of $30.5 million (largely paid in 2009). The Company also froze all pension plans as of March 31, 2009. Accordingly, the Company recorded a curtailment gain of $1.9 million in 2009 related to the plan freezes.

Pension expense, assets and obligations include the impact of adding plans and benefits for new employees added in the Knight Ridder acquisition. In addition, the (Minneapolis) Star Tribune related plans which were assumed by the buyer have been excluded from expenses in continuing operations and other disclosures below.

The elements of pension costs for continuing operations are as follows (in thousands):

	December 27, 2009	December 28, 2008	December 30, 2007
Service Cost	$6,783	$30,468	$37,621
Interest Cost	95,136	100,056	93,976
Expected return on plan assets	(99,326)	(114,243)	(108,500)
Prior service cost amortization	34	277	6,907
Actuarial (gain) loss	16	(2,603)	209
Curtailment (gain) loss	(1,900)	2,363	—

Net pension expense	$743	$16,318	$30,213

The Company also provides or subsidizes certain life insurance benefits for employees. The elements of post-retirement expenses for continuing operations are as follows (in thousands):

	December 27, 2009	December 28, 2008	December 30, 2007
Service cost	$—	$49	$853
Interest cost	2,162	2,414	3,100
Actuarial (gain)	(198)	(587)	(35)
Prior service cost amortization	(1,048)	(1,171)	(156)
Curtailment gain	—	(2,299)	—

Net post-retirement benefit (credit) expense	$916	$(1,594)	$3,762

The following tables provide reconciliations of the plans’ benefit obligations, fair value of assets, funded status and amounts recognized in the Company’s Consolidated Balance Sheet at December 27, 2009 and December 28, 2008 (in thousands):

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,563,921	$1,549,576	$43,712	$43,457
Service cost	6,783	30,468	—	49
Interest cost	95,136	100,056	2,162	2,414
Plan participants’ contributions	—	—	1,413	1,493
Actuarial (gain)/loss	92,747	(42,304)	(6,792)	(2,527)
Gross benefits paid	(81,802)	(75,150)	(5,458)	(6,593)
Administrative Expenses	(4,610)	(1,680)	—	—
Plan amendments	—	859	(401)	—
Curtailments	(82,680)	2,096	—	5,419

Benefit obligation, end of year	$1,589,495	$1,563,921	$34,636	$43,712

Accumulated benefit obligation, end of year	$1,589,495	$1,495,712		N/A

Change in Plan Assets
Fair value of plan assets, beginning of year	$845,588	$1,377,527	$—	$—
Actual return on plan assets	218,198	(462,342)	—	—
Employer contribution	7,494	7,233	4,045	5,100
Plan participants’ contributions	—	—	1,413	1,493
Gross benefits paid	(81,802)	(75,150)	(5,458)	(6,593)
Administrative expenses	(4,610)	(1,680)	—

Fair value of plan assets, end of year	$984,868	$845,588	$—	$—

Funded Status
Fair value of plan assets	$984,868	$845,588	$—	$—
Benefit obligations	(1,589,495)	(1,563,921)	(34,636)	(43,712)

Funded status and amount recognized, end of year	$(604,627)	$(718,333)	$(34,636)	$(43,712)

Amounts recognized in the statement of financial position consist of:
Current liability	$(7,400)	$(7,043)	$(5,161)	$(7,282)
Noncurrent liability	(597,227)	(711,290)	(29,475)	(36,430)

	$(604,627)	$(718,333)	$(34,636)	$(43,712)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	$430,852	$536,547	$(6,977)	$(107)
Prior service cost/(credit)	70	1,330	(10,778)	(11,425)

	$430,922	$537,877	$(17,755)	$(11,532)

As of December 27, 2009 and December 28, 2008, the measurement dates for the plans, assets and related target allocations are as follows (dollars in thousands):

	December 27, 2009	December 28, 2008	2010 Target Allocation
Equity securities	$570,415	$429,349	62%
Debt securities	223,197	310,094	28%
Real estate securities	48,787	40,319	5%
Commodities	47,706	28,498	5%
Cash equivalents and other	94,763	37,328	—

Plan assets	$984,868	$845,588	100%

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

The Company’s assumed long-term return on assets was developed based upon its portfolio of assets and expected returns for each asset class, taking into account projected inflation, interest rates and market returns; and further adjusted for active and passive investment styles as appropriate for each manager and asset class. The assumed return was also reviewed in light of historical and recent returns in total and by asset class.

Expected benefit payments to retirees under the Company’s retirement and post-retirement plans, over the next ten years are summarized below (in thousands):

	Retirement Plans (1)	Post-retirement Plans
2010	$75,749	$5,161
2011	77,392	4,765
2012	80,332	4,353
2013	83,945	4,002
2014	87,856	3,575
2015-2019	503,193	11,447

Total	$908,467	$33,303

(1)	Largely to be paid from the qualified defined benefit pension plan

The Company’s discount rate was determined by matching a portfolio long-term, non-callable, high quality bonds to the plans’ projected cash flows and through consultation with the Company’s actuaries.

Weighted average assumptions used for valuing benefit obligations were:

	2009	2008
Discount rate in determining pension benefit obligation	6.05%	6.52%
Discount rate in determining post-retirement obligations	5.09%	6.22%
Rates of salary increase	N/A	3.2 to 5.0%

Weighted average assumption used in calculating expense:

	2009	2008	2007
Long-term return on assets	8.25%	8.50%	8.50%
Discount rate in determining pension expense	6.52%	6.41%	5.97%
Discount rate in determining post-retirement expense	6.22%	5.93%	5.64%

The plans were revalued as of June 30, 2008 and September 30, 2008 to account for plan curtailments using appropriate discount rates at the time which also impacted pension and post-retirement expenses in fiscal 2008; and at March 31, 2009 to reflect the plan freeze which impacted pension expenses in 2009.

The following table summarizes data for pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	December 27, 2009	December 28, 2008
Projected benefit obligation	$1,589,495	$1,563,921
Accumulated benefit obligation	1,589,495	1,495,712
Fair value of plan assets	984,868	845,588

The following table summarizes data for pension plans with projected benefit obligations in excess of plan assets (in thousands):

	December 27, 2009	December 28, 2008
Projected benefit obligation	$1,589,495	$1,563,921
Fair value of plan assets	984,868	845,588

For the post-retirement plans, the medical cost trend rates are expected to decline from 8.0% in 2009 to 5.0% by the year 2016. As of December 27, 2009, a 1.0% increase in the assumed health care cost trend rate would increase the benefit obligation by $1.4 million and a 1.0% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $1.3 million. As of December 28, 2008, a 1.0% increase in the assumed health care cost trend rate would increase the benefit obligation by $1.7 million and a 1.0% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $1.5 million.

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation. On March 31, 2009, the Company temporarily suspended its matching contribution to the 401(k) plans. A new 401(k) plan was implemented on June 29, 2009 and replaced the Company’s previous 401(k) plans. The new plan includes a Company match (once reinstated) and a supplemental contribution which will be tied to Company performance (as defined). The Company made $2.2 million in matching contributions to the plan in the 2009. The Company’s customary matching contributions to the 401(k) plans were $11.0 million and $13.1 million in fiscal 2008 and 2007, respectively.

Fair Value Measurement

Fair value measurements accounting framework establishes a framework for measuring fair value of assets and liabilities. This framework provides a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1—Inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date.

Level 2—Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies.

Level 3—Inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability including assumptions regarding risk.

The table below summarizes the Plan’s financial instruments carried at fair value on a recurring basis by the fair value hierarchy levels discussed above (in thousands):

	2009
	Plan Assets
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$46,144	$—	$—	$46,144
Mutual funds	66,793	—	—	66,793
Corporate stock	37,904	—	—	37,904
Corporate debt instruments	—	70,526	—	70,526
U.S. Government securities	—	148,199	—	148,199
Common collective trusts	—	538,334	—	538,334
Mortgage and asset backed securities	—	23,685	—	23,685
Other	—	31,070	41,658	72,728

Total	$150,841	$811,814	$41,658	1,004,313

Pending trades				(19,445)

				$984,868

The table below summarizes changes in the fair value of Plan’s Level 3 investment assets held for the year ended December 27, 2009 (in thousands):

	Commercial Bank Loans	Private Equity	Equity Investment Fund	Total
Beginning Balance, December 28, 2008	$13,897	$8,048	$15,000	$36,945
Purchases, issuances, sales, settlement (net)	(13,835)	101	—	(13,734)
Unrealized gains (losses)	1,476	(245)	17,216	18,447

Ending Balance, December 27, 2009	$1,538	$7,904	$32,216	$41,658

Cash and cash equivalents. The carrying value of these items approximates fair value.

Mutual funds. These investments are publicly traded investments, which are valued using the Net Asset Value (NAV). The NAV of the mutual funds is a quoted price in an active market. The NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund’s liabilities, expressed on a per-share basis.

Corporate stock. The fair value of corporate stock is based on the exchange quoted market prices. When quoted prices are not available for identical stock, an industry standard valuation model is used which maximizes observable inputs.

Corporate debt instruments. The fair value of corporate debt instruments is based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar debt instruments, the fair value is based upon an industry valuation model, which maximizes observable inputs.

U.S. Government Securities. U.S. government securities primarily consist of investments in U.S. Treasury Bonds, Indexed Linked Bonds and Treasury Inflation Protected Securities. The fair value of U.S. government securities is based on quoted market prices when available or is based on yields currently available on comparable securities or on an industry valuation model, which maximizes observable inputs.

Common collective trusts. These investments are valued based on the NAV of the underlying investments and are provided by the fund issuers. NAV for these funds represent the quoted price in a non-market environment. There are no restrictions on participants’ ability to withdraw funds from the common collective trusts.

Mortgage and asset backed securities. Mortgage and asset backed securities are valued using quotes from independent pricing vendors based on recent trading activity and other relevant information, including market interest rate curves, referenced credit spreads, and estimated prepayment rates, where applicable.

Other. Other includes:

Private Equity Fund. Private equity funds represent investments in limited partnerships, which invest in start-up or other private companies. Fair value is estimated based on valuations of comparable public companies, recent sales of comparable private and public companies, and discounted cash flow analysis of portfolio companies and is included as a Level 3 investment in the table above.

Commercial Bank Loans. Commercial bank loans represent investments in a fund which invests in commercial bank loans. These loans are not actively traded and are valued based upon an industry valuation model based on observable and unobservable inputs and is included as a Level 3 investment in the table above.

Equity Investment Fund. This asset represents the estimated amount to be received from a redemption request made from an equity investment fund in 2008. In early 2009, the Company became aware that there was a regulatory action and criminal charges for securities fraud filed against two principals that operated the investment strategy in which the fund was invested, and accordingly, timing and amount of the pension plan’s redemption are uncertain. The fund assets are held by a court-appointed receiver. Criminal and civil claims are in process against the fund principals. At December 28, 2008 the Company recorded the value of the receivable at $15 million based upon the amount the pension plan expected to collect. During 2009, the Company became aware of facts leading it to believe the plan would ultimately collect at least $32.2 million of its investment, and accordingly valued its receivable in the plan at this amount. Any difference between the recorded amount and the actual redemption amounts will result in an adjustment to the Company’s net pension liabilities and other comprehensive loss in its financial statements upon final resolution. This asset is included as a Level 3 investment in the table above.

Real Estate Fund. These investments primarily represent investments in the different real estate investment funds that in turn invests in the real estate around the world. The trust is a commingled investment fund and is classified as a level 2.

NOTE 9.    CASH FLOW INFORMATION

Cash paid during the fiscal 2009, 2008 and 2007 for interest and income taxes were (in thousands):

	2009	2008	2007
Interest paid (net of amount capitalized)	$111,065	$139,468	$191,003
Interest paid on tax settlements	5,466	—	364
Income taxes paid (net of refunds)	77,481	(168,054)	34,478

During 2009, the Company exchanged senior notes due in July 2014 for outstanding notes due in 2011, 2014, 2017 and 2029. See Note 6 for an expanded discussion of this transaction. As a result, the Company issued notes and retired notes for amounts summarized below (in thousands):

2009
Issuance of senior notes and future interest in debt exchange	$43,503
Carrying value of unsecured notes exchanged for senior notes in debt exchange	$(89,423)

There were no non-cash financing activities during fiscal 2008 and 2007.

Net cash provided (used) by operating activities of discontinued operations are summarized below (in thousands):

	2009	2008	2007
Loss from discontinued operations	$(6,174)	$(6,758)	$(9,404)
Reconciliation to net cash provided (used) by discontinued operations:
Refund/(payment) of income taxes related to sale of newspapers	(7,260)	190,134	—
Deferred taxes related to newspaper held for sale	—	—	5,310
Changes in assets and liabilities and other, net	5,003	4,191	8,308

Net cash provided (used) by operating activities of discontinued operations	$(8,431)	$187,567	$4,214

Cash provided (used) by investing activities of discontinued operations are summarized below (in thousands):

2007
Proceeds from sale of newspaper	$522,922
Purchases of property, plant and equipment	(4,837)

Net cash provided by investing activities of discontinued operations	$518,085

No cash was provided or used by investing activities of discontinued operations in fiscal 2009 or 2008.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

The Company has purchase obligations primarily related to printing outsource agreements and capital expenditures for property, plant and equipment expiring at various dates through 2028, totaling $102.6 million.

Lease commitments

The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through July 2019. Total rental expense from continuing operations amounted to $15.2 million in fiscal 2009, $16.8 million in fiscal 2008 and $14.9 million in fiscal 2007. Most of the leases provide that the

Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses.

Minimum rental commitments under operating leases with non-cancelable terms in excess of one year are (in thousands):

Year	Amount
2010	$13,796
2011	10,836
2012	8,979
2013	7,956
2014	6,142
Thereafter	16,006

Total	$63,715

The Company has subleased office space to other companies under noncancellable agreements which expire at various dates through 2019. As of December 27, 2009, aggregate minimum sublease rental payments to be received through 2019 were $21.1 million. The Company’s minimum lease payments presented above have not been reduced by minimum sublease rental payments to be received. Sublease income from operating leases totaled $2,487,009, $788,000 and $388,000 in fiscal 2009, 2008 and fiscal 2007, respectively.

Self-Insurance

The Company retains the risk for workers’ compensation, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. For the year ended December 27, 2009, the Company compiled its historical data pertaining to the self-insurance experiences and actuarially developed the ultimate loss associated with its self-insurance programs for workers’ compensation liability. Management believes that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs.

The undiscounted ultimate losses of all the Company’s self-insurance reserves at December 27, 2009 and December 28, 2008, were $24.4 million and $25.9 million, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows (in thousands):

Year	Amount
2010	$5,800
2011	3,919
2012	2,834
2013	2,146
2014	1,715
Thereafter	8,012

Total	$24,426

The Company discounts the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended December 27, 2009 and December 28, 2008, the discount rate used was 3.67% and 4.0%, respectively. The present value of all self-insurance reserves for the employee group health claims and workers’ compensation liability recorded at December 27, 2009 and December 28, 2008 was $21.0 million and $21.9 million, respectively.

The Company had letters of credit of $6.3 million outstanding at December 27, 2009 to collateralize its self-insurance obligations.

Other contingent claims

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

The Company has certain indemnifications related to disposed newspaper operations. In 2008 and 2009, the Company reserved amounts totaling $8.4 million and $10.7 million, respectively related to these indemnifications. Remaining indemnification obligations related to disposed newspapers are not material to the Company’s financial position or results of operations.

In the third quarter of 2007, the Company entered into an agreement with the Pension Benefit Guaranty Corporation (PBGC) to guarantee certain potential pension plan termination liabilities associated with the plans maintained by certain divested newspapers. The agreement expired on September 1, 2009 date with no payments required from the Company.

NOTE 11.    COMMON STOCK AND STOCK PLANS

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

At December 27, 2009, the Company has six stock-based compensation plans, which are described below.

The Company’s Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 4,625,000 shares of Class A Common Stock for issuance to employees. Eligible employees may purchase shares at 85% of “fair market value” (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 27, 2009, a total of 3,996,364 shares of Class A Common Stock have been issued under the Purchase Plan.

The Company has two stock option plans which reserve 4,062,500 Class A Common shares for issuance to key employees—the 1994 and 1997 plans (Employee Plans). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A Common Stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative for option grants made under these plans. The 1994 plan (which has 1,241,450 outstanding grants at December 27, 2009) expired in January 2004 and has been replaced by the 2004 stock incentive plan (see the discussion below).

The Company’s two amended and restated stock option plans for outside directors (the 1990 Stock Option Plan and the 2001 Director Plan, together the Directors’ Plans) provide for the issuance of up to 687,500 shares of Class A Common Stock. Generally, under these plans each non-employee director was granted, at the conclusion of each regular annual meeting of stockholders, an option to purchase shares of Class A Common Stock at fair market value on the date of the grant. Terms of the Directors’ Plans are similar to the terms of the Employee Plans. No options were granted in 2009, 2008 or 2007 under these plans. In 2007, each director was granted 1,200 shares of Class A Common Stock.

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

In 2009, the Company also granted 845,000 restricted stock units (RSU) at fair market value on the date of grant ($3.42 per share) to certain key employees from the 2004 plan. The RSUs vest on March 1, 2012. As of December 27, 2009, there were $2.8 million of unrecognized compensation costs for non-vested RSUs which are expected to be recognized over 2.18 years.

Outstanding options and SARs are summarized as follows:

	Options/ SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2006	4,064,075	$52.78	$4,857
Granted	1,468,000	$13.86
Exercised	(69,625)	$26.55	$752
Forfeited	(124,000)	$61.12
Expired	(261,650)	$55.77

Outstanding December 30, 2007	5,076,800	$41.53	$—
Granted	1,787,000	$1.88
Exercised	—	$—
Forfeited	(134,625)	$30.63
Expired	(171,825)	$40.76

Outstanding December 28, 2008	6,557,350	$30.97	$—
Granted	1,136,000	$3.41
Exercised	—	$—
Forfeited	(312,000)	$11.95
Expired	(341,500)	$27.93

Outstanding December 27, 2009	7,039,850	$26.79	$3,086

Vested and Expected to Vest December 27, 2009	6,669,693	$27.97	$2,805

Options exercisable:
December 30, 2007	2,100,175		$—
December 28, 2008	2,561,725		$—
December 27, 2009	2,987,725		$2

As of December 27, 2009, there were $5.0 million of unrecognized compensation costs related to options and SAR’s granted under the Company’s plans. The cost is expected to be recognized over a weighted average period of 2.02 years.

The following tables summarize information about stock options and SARs outstanding in the stock plans at December 27, 2009:

Range of Exercise Prices	Options/ SARs Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$ 1.50 – $ 3.42	2,733,000	9.38	$2.41	1,000	$1.70
$ 9.07 – $45.98	2,594,100	5.87	$28.39	1,367,850	$35.02
$47.22 – $73.36	1,712,750	4.01	$63.28	1,618,875	$63.59

	7,039,850	6.78	$26.79	2,987,725	$50.49

The weighted average remaining contractual life on options exercisable at December 27, 2009 was 4.0 years. The weighted average remaining contractual life of options vested and expected to vest at December 27, 2009 was 6.7 years. The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees. The expected dividend yield is based on historical dividends declared per year, giving consideration for any anticipated change and the estimated stock price over the expected life of the options based on historical experience. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life for shares granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2009	2008	2007
Expected life in years	6.06	5.99	5.38
Dividend yield	NIL	NIL	3.46
Volatility	0.82	0.45	0.21
Risk-free interest rate	2.72%	1.59%	3.36%
Weight average exercise price of options/SARs granted	$3.41	$1.88	$13.86
Weighted average fair value of options/SARS granted	$2.43	$0.78	$2.20

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

In 2005 and 2006, the Company awarded restricted stock grants in the amount of 40,000 shares and 25,000 shares, respectively to the Chief Executive Officer. Based on the vesting criteria, 50% of the shares granted in 2005, or 20,000 shares, vested on January 25, 2009 and the remaining 20,000 shares were forfeited. For the 2006 grant, based on the vesting requirements, 6,250 shares vested on each of January 24, 2007 and January 24, 2008, and 3,125 shares vested on January 24, 2009. On January 24, 2010, 4,688 shares vested. No shares remain outstanding and unvested after January 24, 2010.

NOTE 12.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company’s business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the holiday seasons. The first quarter is historically the slowest quarter for revenues and profits. The Company’s quarterly results are summarized as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)
2009
Net revenues	$365,625	$365,335	$347,390	$393,234
Operating income (loss)	(10,862)	44,788	60,367	104,219
Income (loss) from continuing operations	(47,983)	56,686	30,545	50,163
Income (loss) from discontinued operations	209	210	(38)	(6,555)
Income (loss) from continuing operations per common share	(0.45)	0.50	0.28	0.38
Income (loss) from discontinued operations per common share	—	—	—	(.08)

2008
Net revenues	$488,283	$489,683	$451,620	$470,870
Operating income	56,734	43,715	40,637	20,516
Income (loss) from continuing operations	(993)	20,051	4,167	(20,418)
Income (loss) from discontinued operations	144	(386)	67	(6,758)
Income (loss) from continuing operations per common share	(0.01)	0.24	0.05	(0.25)
Income (loss) from discontinued operations per common share	—	—	—	(0.08)

(1)	Includes masthead impairment of $59.6 million in 2008. See Note 3.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s financial statements presented in accordance with generally accepted accounting principles in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company’s internal control over financial reporting was effective as of December 27, 2009.

The McClatchy Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears on page 39.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions “Nominees for Class A Directors,” “Nominees for Class B Directors” and “Other Executive Officers” under the heading “Election of Directors” in the definitive Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)&(c)	Financial Statements and Financial Statement Schedules filed as a part of this Report are listed in the Index to Financial Statements and Financial Statement Schedules on page 38 hereof.

(b)	Exhibits filed as part of this Report are listed in the Exhibit Index beginning on page 77 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McClatchy Company

By:	/s/ GARY B. PRUITT
Gary B. Pruitt, Chairman, President and Chief Executive Officer

Date March 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ GARY B. PRUITT
Gary B. Pruitt, Chairman of the Board, President, Chief Executive Officer and Director

Date: March 2, 2010

Principal Financial Officer:

By:	/s/ PATRICK J. TALAMANTES
Patrick J. Talamantes, Vice President, Finance and Chief Financial Officer

Date: March 2, 2010

Principal Accounting Officer:

By:	/s/ HAI NGUYEN
Hai Nguyen, Controller

Date: March 2, 2010

Directors:

By:	/s/ ELIZABETH BALLANTINE
Elizabeth Ballantine, Director

Date: March 2, 2010

By:	/s/ LEROY BARNES, JR.
Leroy Barnes, Jr., Director

Date: March 2, 2010

Directors (continued):

By:	/s/ MOLLY MALONEY EVANGELISTI
Molly Maloney Evangelisti, Director

Date: March 2, 2010

By:	/s/ KATHLEEN FOLEY FELDSTEIN
Kathleen Foley Feldstein, Director

Date: March 2, 2010

By:	/s/ R. LARRY JINKS
R. Larry Jinks, Director

Date: March 2, 2010

By:
Joan F. Lane, Director

Date: March 2, 2010

By:	/s/ BROWN MCCLATCHY MALONEY
Brown McClatchy Maloney, Director

Date: March 2, 2010

By:	/s/ KEVIN S. MCCLATCHY
Kevin S. McClatchy, Director

Date: March 2, 2010

By:	/s/ WILLIAM MCCLATCHY
William McClatchy, Director

Date: March 2, 2010

By:	/s/ THEODORE R. MITCHELL
Theodore R. Mitchell, Director

Date: March 2, 2010

By:	/s/ S. DONLEY RITCHEY
S. Donley Ritchey, Director

Date: March 2, 2010

By:	/s/ FREDERICK R. RUIZ
Frederick R. Ruiz, Director

Date: March 2, 2010

TABLE OF EXHIBITS

Exhibit	Description
2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company’s Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed July 28, 2008.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1*	Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 26, 2006.

10.2*	Credit Agreement dated June 27, 2006 by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.3*	Amendment No. 1 to Credit Agreement dated March 28, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 99.1 in the Company’s Current Report on Form 8-K filed April 2, 2007.

10.4*	Amendment No. 2 to Credit Agreement dated July 30, 2007 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed July 31, 2007.

10.5*	Amendment No. 3 to Credit Agreement dated March 28, 2008 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed March 31, 2008.

10.6*	Amendment No. 4 to Credit Agreement dated as of September 26, 2008 by and among The McClatchy Company, the lenders under its Credit Agreement dated June 27, 2006, and amended on March 28, 2007, July 19, 2007, and March 28, 2008 (the “Credit Agreement”) by and among The McClatchy Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and other lenders thereto and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.7*	Amendment No. 5 to Credit Agreement dated May 20, 2009 by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed May 21, 2009.

10.8*	Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on February 17, 2010.

10.9*	Amended and Restated Guaranty dated as of September 26, 2008 executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement, included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

Exhibit	Description
10.10*	Security Agreement dated as of September 26, 2008 executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent, included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.11*	General Continuing Guaranty dated May 4, 2007 by each Material Subsidiary in favor of the Lenders party to the Credit Agreement dated June 27, 2006 by and between The McClatchy Company, the Lenders and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ending on April 1, 2007.

10.12*	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company’s Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.13*	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.14*	Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.23 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending July 1, 2007.

10.15*	Amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.24 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending July 1, 2007.

10.16*	Third Amendment to Contract for Purchase and Sale of Real Property dated as of December 30, 2008, by and between The McClatchy Company, a Delaware corporation, Richwood, Inc., a Florida corporation, and Citisquare Group, LLC, a Florida limited liability company included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on January 5, 2009.

10.17*	Fourth Amendment to Contract for Purchase and Sale of Real Property dated as of December 31, 2009, by and between The McClatchy Company, a Delaware corporation, Richwood, Inc., a Florida corporation, and Citisquare Group, LLC, a Florida limited liability company included as Exhibit 10.1 in the Company’s Form 8-K filed on January 6, 2010.

10.18*	Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers included as Exhibit 10.1 in the Company’s Form 8-K filed on February 9, 2010.

10.19*	Indenture, dated February 11, 2010, among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.1 in the Company’s Form 8-K filed on February 17, 2010.

10.20*	Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J.P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.2 in the Company’s Form 8-K filed on February 17, 2010.

**10.21*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 30, 2000.

**10.22*	The Company’s Amended and Restated CEO Bonus Plan, included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

Exhibit	Description
**10.23*	2010 Senior Executive Retention Bonus Plan included as Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2010.

**10.24*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.25*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.26*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s 2002 Report on Form 10-K.

**10.27*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.28*	The McClatchy Company Benefit Restoration Plan included as Exhibit 10.3 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.29*	The McClatchy Company Bonus Recognition Plan included as Exhibit 10.4 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.30*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.31*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 29, 2008.

**10.32*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company’s 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s 2007 Report on Form 10-K.

**10.33*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.34*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 28, 2005.

**10.35*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2009.

**10.36*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company’s 2003 Form 10-K.

**10.37*	Second Amendment to Amended and Restated Employee Agreement for Mr. Pruitt included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.38*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

**10.39*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s 2002 Report on Form 10-K.

**10.40*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007 included as Exhibit 10.16 to the Company’s 2006 Report on Form 10-K.

**10.41*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s 1997 Report on Form 10-K.

Exhibit	Description
**10.42*	The Company’s Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company’s 2005 Report on Form 10-K.

**10.43*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007 included as Exhibit 10.18 to the Company’s 2006 Report on Form 10-K.

**10.44*	The Company’s Amended and Restated Employee Stock Purchase Plan, included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.45*	Separation and Release Agreement between the Company and Lynn Dickerson dated July 16, 2009, included as exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed for the Quarter Ending on June 28, 2009.

12	Computation of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors