Form 10-Q
period 2010-05-05
MCCLATCHY CO
filed 2010-05-05
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 28, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission file number:	1-9824

The McClatchy Company
(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 "Q" Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [   ]    Accelerated filer [ X ]
Non-accelerated filer   [   ] (Do not check if smaller reporting company)  Smaller reporting company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).
[ ]	Yes	[X]	No
 As of April 30, 2010, the registrant had shares of common stock as listed below outstanding:
Class A Common Stock	59,879,703
Class B Common Stock	24,800,962

THE McCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

ASSETS	March 28,	December 27,
CURRENT ASSETS:	2010	2009
Cash and cash equivalents	$7,231	$6,157
Trade receivables – (less allowance of $9,910 in 2010 and $10,298 in 2009 )	156,699	205,840
Other receivables	11,514	9,660
Newsprint, ink and other inventories	34,659	36,374
Deferred income taxes	23,648	23,648
Income tax receivable	10,056	10,019
Assets held for sale	5,972	6,390
Other current assets	19,815	23,153
	269,594	321,241
PROPERTY, PLANT AND EQUIPMENT:
Land	195,459	195,918
Building and improvements	388,595	389,803
Equipment	799,650	800,034
Construction in progress	3,994	3,091
	1,387,698	1,388,846
Less accumulated depreciation	(635,876)	(621,266)
	751,822	767,580
INTANGIBLE ASSETS:
Identifiable intangibles – net	697,096	711,758
Goodwill	1,006,020	1,006,020
	1,703,116	1,717,778

INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	320,425	322,109
Other assets	197,597	174,191
	518,022	496,300
TOTAL ASSETS	$3,242,554	$3,302,899

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 28,	December 27,
CURRENT LIABILITIES:	2010	2009
Accounts payable	$38,144	$46,240
Accrued compensation	88,281	86,969
Income taxes payable	1,630	11,453
Unearned revenue	82,365	78,908
Accrued interest	22,737	21,148
Other accrued liabilities	17,589	18,492
	250,746	263,210

NON-CURRENT LIABILITIES:
Long-term debt	1,827,485	1,896,436
Deferred income taxes	254,106	243,167
Pension and postretirement obligations	603,073	604,701
Other long-term obligations	133,633	125,196
	2,818,297	2,869,500
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A – authorized 200,000,000 shares, issued
59,855,525 in 2010 and 59,705,101 in 2009	598	597
Class B – authorized 60,000,000 shares, issued
24,800,962 in 2010 and 24,800,962 in 2009	248	248
Additional paid-in capital	2,208,595	2,207,122
Accumulated deficit	(1,780,898)	(1,783,101)
Treasury stock at cost, 63,446 shares in 2010 and 37,902 shares in 2009	(202)	(153)
Accumulated other comprehensive loss	(254,830)	(254,524)
	173,511	170,189
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,242,554	$3,302,899

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended
	March 28,	March 29,
	2010	2009
REVENUES – NET:
Advertising	$252,921	$284,689
Circulation	69,686	68,480
Other	12,958	12,456
	335,565	365,625
OPERATING EXPENSES:
Compensation	137,636	183,308
Newsprint and supplements	32,312	54,376
Depreciation and amortization	31,818	34,377
Other operating expenses	87,208	104,426
	288,974	376,487

OPERATING INCOME (LOSS)	46,591	(10,862)

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(40,767)	(33,921)
Interest income	27	31
Loss on debt extinguishment	(7,492)	-
Equity losses in unconsolidated companies – net	(954)	(3,130)
Other – net	9	(101)
	(49,177)	(37,121)
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAX BENEFIT	(2,586)	(47,983)

INCOME TAX BENEFIT	(628)	(10,259)

LOSS FROM CONTINUING OPERATIONS	(1,958)	(37,724)

INCOME FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES	4,161	209

NET INCOME (LOSS)	$2,203	$(37,515)

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Loss from continuing operations	$(0.02)	$(0.45)
Income from discontinued operations	0.05	-
Net income (loss) per share	$0.03	$(0.45)

Diluted:
Loss from continuing operations	$(0.02)	$(0.45)
Income from discontinued operations	0.05	-
Net income (loss) per share	$0.03	$(0.45)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	84,577	83,020
Diluted	84,577	83,020

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended
	March 28,	March 29,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,958)	$(37,724)
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	31,818	34,377
Retirement benefit expense	1,525	2,355
Stock compensation expense	1,240	291
Equity loss in unconsolidated companies	954	3,130
Loss on debt extinguishment	7,492	-
Other	3,325	3,187
Changes in certain assets and liabilities:
Trade receivables	49,141	64,928
Inventories	1,715	5,837
Other assets	3,180	267
Accounts payable	(9,053)	(20,877)
Accrued compensation	1,312	3,792
Income taxes	(749)	(27,371)
Other liabilities	4,692	(4,177)

Net cash provided by operating activities of continuing operations	94,634	28,017
Net cash used by operating activities of discontinued operations	-	(7,051)
Net cash provided by operating activities	94,634	20,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,728)	(2,837)
Deposit on land held for sale	6,000	-
Proceeds from sale of investments	-	5,000
Other – net	2,204	1,200
Net cash provided by investing activities of continuing operations	6,476	3,363

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	864,710	-
Net (repayments) borrowing of revolving bank debt	(330,700)	14,380
Repayment of term bank debt	(415,765)	-
Repurchase of public notes	(187,339)	-
Payment of refinancing costs	(31,127)	-
Payment of cash dividends	-	(7,431)
Other – principally stock issuances	185	342
Net cash (used) provided by financing activities	(100,036)	7,291

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,074	31,620
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,157	4,998

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,231	$36,618

OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$401	$24,734
Interest (net of capitalized interest)	$32,742	$32,194
See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Par Value		Paid-In	Accumulated	Comprehensive	Treasury
	Class A	Class B	Capital	Deficit	(Loss) Income	Stock	Total
BALANCES, DECEMBER 28, 2009	$597	$248	$2,207,122	$(1,783,101)	$(254,524)	$(153)	$170,189
Net income				2,203			2,203
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain/prior service credit					146		146
Other comprehensive loss related to investments in unconsolidated companies					(452)		(452)
Other comprehensive loss							(306)
Total comprehensive income							1,897
Issuance of 150,424 Class A shares under stock plans	1		233				234
Stock compensation expense			1,240				1,240
Purchase of 25,544 shares of treasury stock						(49)	(49)
BALANCES, MARCH 28, 2010	$598	$248	$2,208,595	$(1,780,898)	$(254,830)	$(202)	$173,511

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder LLC, the nation’s largest online job site, 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as: the auto website, cars.com, and the rental site, Apartments.com, and 33.3% of HomeFinder, LLC which operates the online real estate website HomeFinder.com. McClatchy’s Class A common stock is listed on the New York Stock Exchange under the symbol MNI.

The condensed consolidated financial statements include the Company and its subsidiaries.  Intercompany items and transactions are eliminated.  In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Management also makes judgments that affect disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of normal recurring items) to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 27, 2009.

Stock-based compensation – Beginning in fiscal 2006, all share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan (ESPP), are recognized in the financial statements based on their fair values.  At March 28, 2010, the Company had six stock-based compensation plans.  Total stock-based compensation expense was $1.2 million and $0.3 million for the first fiscal quarters of 2010 and 2009, respectively.

Income Taxes – The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Current accounting standards in the United States prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns.  The Company recognizes accrued interest related to unrecognized tax benefits in interest expense.  Accrued penalties are recognized as a component of income tax expense.  There were no significant changes to the Company’s unrecognized tax benefits in the first fiscal quarter of 2010.

Fair Value of Financial Instruments – Generally accepted accounting principles in the United States (“GAAP”) require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of quarter-end.  Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values.  Additionally, the fair values were estimated at quarter-end, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, accounts payable and current portion of long term debt.  The carrying amount of these items approximates fair value.

Long term debt.  The fair value of long term debt is determined based on a number of observable inputs including the current market activity of the Company’s publicly traded notes and bank debt, trends in investor demand and market values of comparable publicly traded debt.  At March 28, 2010, the estimated fair value of long term debt was $1.6 billion compared to a carrying value of $1.8 billion.

Comprehensive income (loss) – The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity.  The following table summarizes the composition of total comprehensive income (loss) (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Net income (loss)	$2,203	$(37,515)
Pension amortization from other comprehensive income, net of tax	146	26,944
Other comprehensive loss related to equity investments	(452)	(894)
Total comprehensive income (loss)	$1,897	$(11,465)

Earnings per share (EPS) – Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method.  The weighted average anti-dilutive stock options and restricted stock that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for the first fiscal quarter were 7.0 million in 2010 and 6.5 million in 2009.

New Accounting Pronouncements – In June 2009, a new pronouncement was issued amending the interpretation of accounting literature related to consolidations.  The new guidance applies to determinations as to whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The new pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The new pronouncement was effective for the Company on December 28, 2009. The adoption of this pronouncement did not have a material effect on the condensed consolidated financial statements.

NOTE 2.   INVESTMENTS IN UNCONSOLIDATED COMPANIES

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of March 28, 2010 and December 27, 2009 (dollars in thousands):

Company	% Ownership Interest	March 28, 2010	December 27, 2009
CareerBuilder, LLC	14.4	$216,715	$218,736
Classified Ventures, LLC	25.6	84,009	81,538
Seattle Times Company (C-Corporation)	49.5	-	-
HomeFinder, LLC	33.3	4,505	5,048
Ponderay (general partnership)	27.0	12,788	13,754
Other	Various	2,408	3,033
		$320,425	$322,109

The Company uses the equity method of accounting for a majority of investments.

During the three months ended March 28, 2010, McClatchy’s proportionate share of net income from four investees listed in the table above was greater than 20% of McClatchy’s consolidated net income before taxes.  Summarized income statement information for these companies for the first three months of 2010 and 2009 follows (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
RRevenues	$232,525	$240,947
OOperating income	8,680	2,052
Net income	9,466	1,366

As part of the Company’s acquisition of Knight-Ridder, Inc. in 2006, the Company acquired 10 acres of land in Miami.  Such land is under contract to be sold for gross proceeds of $190.0 million pursuant to a March 2005 sale agreement. The contract was extended to January 19, 2010 in exchange for an increase in the termination fee from $6.0 million to $7.0 million should the buyer fail to close the transaction.  The buyer extended the agreement to January 31, 2011, by paying McClatchy an additional $6.0 million nonrefundable deposit on January 19, 2010.  The purchase price under the original agreement has remained unchanged at $190.0 million.  McClatchy received the $6.0 million deposit and has extended the contract to January 31, 2011.  McClatchy has received $16.0 million in non-refundable deposits from the buyer that will be applied toward the purchase price.

NOTE 3. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following (in thousands):
	March 28, 2010
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(321,382)	$482,458	14 years
Other	36,950	(28,699)	8,251	8 years
Total	$840,790	$(350,081)	$490,709

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			697,096
Goodwill			1,006,020
Total intangible assets and goodwill			$1,703,116

	December 27, 2009
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(307,177)	$496,663	14 years
Other	37,066	(28,358)	8,708	8 years
Total	$840,906	$(335,535)	$505,371

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			771,758
Goodwill			1,006,020
Total intangible assets and goodwill			$1,717,778

Changes in indefinite lived intangible assets and goodwill as of March 28, 2010 consisted of the following (in thousands):
	Original Gross Amount	Accumulated Impairment	Carrying Amount
MMastheads and other	$683,000	$(476,613)	$206,387
G Goodwill	3,581,016	(2,574,996)	1,006,020
Total	$4,264,016	$(3,051,609)	$1,212,407

Amortization expense was $14.7 million and $14.9 million in fiscal of 2010 and 2009, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):
Amortization
Year	Expense

2010 (remaining)	$43,977
2011	57,538
2012	57,363
2013	56,223
2014	51,745
2015	47,266

NOTE 4.   LONG-TERM DEBT

As of March 28, 2010 and December 27, 2009, long-term debt consisted of the following (in thousands):

	March 28,	December 27,
	2010	2009
Term A bank debt, interest at 8.0% and 4.2% at 2010 and 2009, respectively	$131,035	$546,800
Revolving bank debt, interest at 4.2% at 2009	-	330,700
Notes:
$875 million 11.50% senior secured notes due in 2017	864,879	-
$375 thousand 15.75% senior notes due in 2014 (1)	582	41,120
$18 million 7.125% debentures due in 2011	18,218	167,001
$169 million 4.625% debentures due in 2014	155,429	154,694
$347 million 5.750% debentures due in 2017	322,406	321,594
$89 million 7.150% debentures due in 2027	82,198	82,099
$276 million 6.875% debentures due in 2029	252,738	252,428
Long-term debt	$1,827,485	$1,896,436
________
(1)	Includes future interest to be paid on these notes.

At December 27, 2009, prior to the refinancing transaction discussed below, the Company's bank debt consisted of a credit facility entered into on June 27, 2006 (the original credit agreement) that provided for a $1.14 billion senior secured credit facility and was originally established in connection with the acquisition of Knight-Ridder, Inc.  At December 27, 2009, the Company’s original credit agreement consisted of a $590.0 million five-year revolving credit facility and $546.8 million five-year term loan. Both the term loan and the revolving credit facility under the original credit agreement were due on June 27, 2011.  This agreement was amended and restated in connection with the debt refinancing transaction discussed below.

The publicly-traded notes are stated net of unamortized discounts and premiums (totaling to discounts of $78.3 million and $69.4 million as of March 28, 2010 and December 27, 2009 respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006 acquisition of Knight Ridder and the issuance of the 11.50% senior secured notes at an original issue discount.

 In accounting for the refinancing discussed below, management analyzed the transactions on an individual lender basis in accordance with relevant accounting guidance as it relates to debt modification or extinguishment.  The Company recognized $7.5 million in loss on debt refinancing and subsequent debt payments in the first quarter of 2010.

      Debt Refinancing:

On January 26, 2010, the Company entered into an amendment to the original credit agreement that became effective on February 11, 2010, immediately prior to the closing of an offering of $875.0 million of senior secured notes. The original credit agreement was amended and restated in its entirety (the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement is a senior secured credit facility which provides for a $131.0 million term loan and a $238.2 million revolving credit facility, including a $100.0 million letter of credit sub-facility, and extended the term of certain of the credit commitments to July 1, 2013.  In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011.  Non-extended term loans of $37.6 million will mature on June 27, 2011 as will revolving loan commitments of $42.2 million.  The remaining term loans of $93.4 million and revolving loan commitments of $196.0 million under the Amended and Restated Credit Agreement will mature on July 1, 2013.

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.5% Senior Secured Notes due February 15, 2017 (the “2017 Notes”), totaling $875.0 million. The notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets, and rank pari passu with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the debt are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets. In addition, the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due in 2014, paying $187.3 million in cash for $148.0 million of 2011 notes and $23.9 million of 2014 notes.

Debt under the Amended and Restated Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points, in each case, based upon the consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement) and sets a floor on LIBOR for the purposes of interest payments under the Amended and Restated Credit Agreement of no less than 300 basis points.  A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points, based upon the Company’s consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement). The Company currently pays interest on borrowings under the Amended and Restated Credit Agreement at a rate of 500 basis points over the 300 basis point LIBOR floor (or 8.0%) and pays 62.5 basis points for commitment fees. Upon the filing of its March 2010 financial covenants the Company will pay interest at 7.25% on outstanding bank debt and a commitment fee of 50 basis points.

     The Amended and Restated Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) of 1.50 to 1.00 from the quarter ending in March 2010 through the quarter ending in September 2011; increasing it to 1.60 to 1.00 from the quarter ending in December 2011 through the quarter ending in September 2012; and further increasing to 1.70 to 1.00 thereafter. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) of 6.75 to 1.00 from the quarter ending in March 2010 through the quarter ending December 2010; declining to 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012 and declining to 6.00 to 1.00 thereafter.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.  If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.  At March 28, 2010, Company was in compliance with all financial debt covenants.

The Amended and Restated Credit Agreement includes requirements for mandatory prepayments of bank debt from certain sources of cash; limitations on cash dividends allowed to be paid at certain leverage levels; and other covenants including limitations on additional debt and the ability to retire public bonds early, amongst other changes.

The 2017 Notes issued in connection with the debt refinancing are governed by an indenture entered into on February 11, 2010 which includes a number of covenants that are applicable to the Company and its restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 2017 Notes.  These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to it; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

Substantially all of the Company’s subsidiaries have guaranteed the Company’s obligations under the Amended and Restated Credit Agreement and 2017 Notes (“senior secured debt”).  The Company has no independent assets and only minor operations outside of the subsidiaries that have guaranteed the senior secured debt, except for land held for sale in Miami valued at $151.0 million.  See Note 2 for greater description of this land.  The proceeds of the sale of this land are required to be used to pay down term debt under the Company’s Amended and Restated Credit Agreement.  The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and any subsidiaries of McClatchy other than the subsidiary guarantors are minor.

In addition, the Company has granted a security interest to the banks which are a party to the Amended and Restated Credit Agreement and the trustee under the indenture governing the 2017 Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any land, buildings, machinery and equipment (PP&E) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company.

At March 28, 2010, the Company had outstanding letters of credit totaling $53.1 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. The Company had no outstanding revolver loans and had $185.1 million available under its revolving credit facilities under the new Amended and Restated Credit Agreement.

The following table presents the approximate annual maturities of debt as of March 28, 2010, based upon the Company's required payments, for the next five years and thereafter (in thousands):

Year	Payments (1)
2011	$55,847
2012	59
2013	93,451
2014	169,343
2015	-
Thereafter	1,587,056
Debt principal	$1,905,756
________
(1)	Includes future interest to be paid on $375,000 of 15.75% notes due in 2014

NOTE 5.  EMPLOYEE BENEFITS

The Company sponsors a defined benefit pension plan (retirement plan), which covers a majority of its employees. The retirement plan was frozen in March 2009, as discussed below.  Benefits are based on years of service and compensation.  Contributions to the retirement plan are made by the Company in amounts deemed necessary to provide the required benefits.  No contributions to the Company's retirement plan were made in fiscal 2009.  The Company's expects to make contributions of approximately $19.0 million to its retirement plan in fiscal 2010.

The Company also has a limited number of supplemental retirement plans to provide key employees with additional retirement benefits which were also frozen in March 2009, as discussed below.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

In March 2009, the Company implemented a restructuring plan that reduced its work force by approximately 1,650 positions.  Through March 29, 2009, the workforce reductions resulted in severance costs of $20.4 million.  In connection with the restructuring action, the Company also froze all pension plans as of March 31, 2009. Accordingly, the Company recorded a curtailment gain of $0.7 million in the first fiscal quarter of 2009 related to the plan freezes.

The elements of pension costs for continuing operations are as follows (in thousands):
	Three Months Ended
	March 28, 2010	March 29, 2009
Service cost	$1,475	$3,542
Interest cost	23,500	23,319
Expected return on plan assets	(24,050)	(24,226)
Prior service cost amortization	-	19
Actuarial loss	525	29
Curtailment gain	-	(676)
Net pension expense	$1,450	$2,007

The Company also provides for or subsidizes post-retirement healthcare and certain life insurance benefits for employees.  The elements of post-retirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Service cost	$-	$-
Interest cost	400	624
Prior service cost	(250)	(262)
Actuarial gain	(75)	(14)
Net post-retirement expense	$75	$348

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation.  On March 31, 2009, the Company temporarily suspended its matching contribution to the 401(k) plans.  The Company’s 401(k) plan includes a Company match (once reinstated) and a supplemental contribution which is tied to Company performance (as defined in the plan). The Company made $2.2 million in matching contributions to the plan in the first fiscal quarter of 2009.  No matching contributions were made in the first fiscal quarter of 2010.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Libel and other legal actions arise in the ordinary course of business and certain legal actions are currently pending against the Company.  From time to time the Company is involved as a party in various proceedings with government agencies, including environmental matters.  Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company’s condensed consolidated financial statements taken as a whole, although no assurances can be given.  No material amounts for any losses from litigation which may ultimately occur have been recorded in the consolidated financial statements, as management believes that any such losses are not probable at this time.

The Company has certain indemnification obligations related to disposed newspaper operations.  In the first quarter of 2010, the Company recorded $6.5 million in income related to a reduction in a reserve for potential indemnification obligations.  The obligations are associated with disposed newspapers and the reserve was reduced because the affected newspapers paid the current amounts and have shown the ability to continue to service their obligations.  The original charge for this item (recorded in prior quarters) and its reversal has been included in results from discontinued operations.

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

The Company's primary source of revenue is print and digital advertising, which accounted for 75.4% of the Company's revenue for the first quarter of 2010.  While percentages vary from year to year and from newspaper to newspaper, over time classified advertising has decreased as a percentage of total advertising revenues primarily in the employment and real estate categories and to a lesser extent the automotive category.  Classified advertising as a percentage of total advertising revenues has declined to 27.8% in the first quarter of 2010 compared to 28.6% in the first quarter of 2009 and 34.7% in the first quarter of 2008, primarily as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand from print to digital products.

While revenues from retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) have decreased year over year, retail advertising has generally increased over time as a percentage of total advertising to 51.7% in the first quarter of 2010 compared to 51.9% in the first quarter of 2009 and 47.2% in the first quarter of 2008.

National advertising as a percentage of total advertising revenue remained relatively similar year over year and contributed 10.1% of total advertising revenue in the first quarter of 2010.  Direct marketing and other advertising made up the remainder of the Company's advertising revenues in the first quarter of 2010.

All categories of digital advertising are performing better than print advertising.  In total, revenues from digital advertising increased 2.2% in the first quarter of 2010 compared to the first quarter of 2009 while print advertising declined 13.6% over the same periods.

Circulation revenues contributed 20.8% of the Company's revenues in the first quarter of 2010 compared to 18.7% in the first quarter of 2009.  Most of the Company’s newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

See "Results of Operations" for a discussion of the Company's revenue performance and contribution by category for the three months ended March 28, 2010 and March 29, 2009.

Recent Events and Trends

Advertising Revenues:

Advertising revenues in the first quarter of 2010 decreased as a result of the continuing weak economy and the secular shift in advertising demand from print to digital products. Management believes a significant portion of the advertising downturn reflects the current economic cycle and that the impact of it may be lessening as discussed below.

 Advertising revenues began to decline at a slower rate in the fourth quarter of 2009 and that trend continued in the first fiscal quarter of 2010.  Advertising revenues in the fourth quarter of 2009 declined 20.5% and were down 11.2% in the first quarter of 2010 (both periods compared to the same quarters in the prior year).

See the revenue discussions in management’s review of the Company’s “Results of Operations”.

Newsprint:

Newsprint prices are volatile and are largely dependent on global demand and supply for newsprint.  Global demand remains weak resulting in below average newsprint prices.  Newsprint prices peaked in the fourth quarter of 2008 and producers reduced prices in fiscal 2009.  Prices began to increase in the second half of 2009, but newsprint prices in the first quarter of 2010 remained below the first quarter 2009 price levels. Recently producers announced further price increases for the second quarter of 2010, but newsprint prices are expected to remain below prices in the second quarter of 2009.  However, the Company does not yet know whether the full amount of announced newsprint price increases will be implemented or the timing of such increases.

Restructuring Plans and Other Expense Activity:

In March 2009, the Company announced additional restructuring efforts which included reducing the Company’s workforce by 15%, or 1,650 positions, the freezing of the Company’s pension plans and a temporary suspension of the Company matching contribution to the 401(k) plan as of March 31, 2009.  The Company’s restructuring plan also involved wage reductions across the Company for additional savings. The Company’s chairman and chief executive officer (CEO) declined his 2008 and 2009 bonuses and other executive officers did not receive bonuses for 2008 and 2009. In addition, effective March 30, 2009, the CEO’s base salary was reduced by 15%, other executive officers' salaries were reduced by 10%, and no bonuses were paid to any employee in 2009.  The Company also reduced the cash compensation, including retainers and meeting fees, paid to its directors by approximately 13%, and the directors declined any stock awards for 2008 and 2009.  Much of the expense reductions from this plan, which are largely permanent in nature, were realized in the second quarter of 2009 and continued into the first quarter of 2010.

Debt Refinancing:

The Company was a party to a credit agreement, dated as of June 27, 2006 (as amended through May 20, 2009, the “original credit agreement”), which provided for a five-year revolving credit facility and term loans.  On January 26, 2010, the Company entered into an amendment and restatement of the original credit agreement that became effective on February 11, 2010, (the “Amended and Restated Credit Agreement”) immediately prior to the closing of an offering of $875.0 million of senior secured notes.  The Amended and Restated Credit Agreement is a senior secured credit facility which provides for a $131.0 million term loan and a $238.2 million revolving credit facility, including a $100.0 million letter of credit sub-facility, and extended the term of certain of the credit commitments to July 1, 2013.  In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011.  Non-extended term loans equaling $37.6 million will mature on June 27, 2011 as will revolving loan commitments equal to $42.2 million.  The remaining term loans of $93.4 million and revolving loan commitments of $196.0 under the Amended and Restated Credit Agreement will mature on July 1, 2013. No revolving loans were outstanding as of March 28, 2010.

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.5% Senior Secured Notes due 2017 (the “2017 Notes”), totaling $875.0 million. In addition, the Company completed tender offers for its 7.125% notes due in 2011 (the “2011 Notes”) and 15.75% senior notes due in 2014 (the “2014 Notes”), paying $187.3 million in cash for $148.0 million of 2011 Notes and $23.9 million of 2014 Notes.

The 2017 Notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets, and rank pari passu with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the 2017 Notes are the same as those granted under the Amended and Restated Credit Agreement and include intangible assets, inventory, receivables and certain other assets. See Note 6 to the Condensed Consolidated Financial Statements for an expanded discussion of the 2017 Notes.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company's 2009 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to revenue recognition, allowance for doubtful accounts,  goodwill and intangible impairment, pension and postretirement benefits, income taxes, and insurance.  There have been no material changes to the Company’s critical accounting policies described in the Company's 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

First Fiscal Quarter of 2010 Compared to First Fiscal Quarter of 2009

The Company reported a loss from continuing operations in the first quarter of 2010 of $2.0 million, or $0.02 per basic share.   The Company reported income from discontinued operations of $4.2 million, or $0.05 per share, and net income including discontinued operations of $2.2 million, or $0.03 per share, in the first quarter of 2010.  The Company’s loss from continuing operations in the first quarter of 2009 was $37.7 million, or $0.45 per basic share and its net loss, including discontinued operations, in 2009 was $37.5 million, or $0.45 per basic share.

Revenues:

Revenues in the first quarter of 2010 were $335.6 million, down 8.2% from revenues of $365.6 million in the first quarter of 2009.  Advertising revenues were $252.9 million in the first quarter of fiscal 2010, down 11.2% from advertising revenues in the first quarter of 2009, and circulation revenues were $69.7 million, up 1.8% from the first quarter of 2009.

The following summarizes the Company's revenue by category, which compares first fiscal quarter of 2010 with first fiscal quarter of 2009 (dollars in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009	% Change
Advertising:
Retail	$130,806	$147,815	-11.5
National	25,613	27,554	-7.0
Classified:
Auto	20,517	23,875	-14.1
Employment	14,037	17,194	-18.4
Real estate	14,442	19,738	-26.8
Other	21,325	20,745	2.8
Total classified	70,321	81,552	-13.8
Direct marketing
and other	26,181	27,768	-5.7
Total advertising	252,921	284,689	-11.2
Circulation	69,686	68,480	1.8
Other	12,958	12,456	4.0
Total revenues	$335,565	$365,625	-8.2

Retail advertising decreased $17.0 million for the first fiscal quarter of 2010, or 11.5%, from the first fiscal quarter of 2009 primarily reflecting the impact of the economic recession.  Print retail run of press (ROP) advertising decreased $12.0 million for the first fiscal quarter of 2010, or 16.5% and preprint advertising decreased $6.4 million, or 10.8% in each case, as compared to the first fiscal quarter of 2009.  Digital retail advertising, which is included as part of retail advertising, increased $1.4 million for the first fiscal quarter of 2010, or 9.4% from the first fiscal quarter of 2009.

National advertising decreased $1.9 million for the first fiscal quarter of 2010, or 7.0% from the first fiscal quarter of 2009. The declines in total national advertising were reflected across many segments in this category of advertising.  However, digital national advertising, which is included as part of national advertising, increased $0.5 million for the first fiscal quarter of 2010, or 9.1% from the 2009 quarter.

Classified advertising decreased $11.2 million for the first fiscal quarter of 2010, or 13.8%, from the first fiscal quarter of 2009.  Print classified advertising declined $10.3 million for the first fiscal quarter of 2010, or 17.6%, while digital classified advertising decreased $1.0 million for the first fiscal quarter of 2010, or 4.2% from the first fiscal quarter of 2009. The following is a discussion of the major classified advertising categories:

•
Automotive advertising decreased $3.4 million, or 14.1% from the first fiscal quarter of 2009, reflecting a continuing industry-wide trend.  Print automotive advertising declined 19.3%, while digital automotive advertising was down 3.2% from the first fiscal quarter of 2009.

•
Employment advertising decreased $3.2 million, or 18.4% from the first fiscal quarter of 2009, reflecting a national slowdown in hiring and therefore, employment advertising.  The declines were reflected both in print employment advertising, down 28.6%, and online employment advertising, down 6.5%.

•	Real estate advertising decreased $5.3 million, or 26.8% from the first fiscal quarter of 2009. In total, print real estate advertising declined 29.8%, while digital advertising was down 16.0%.
•
Other classified advertising, which includes legal, remembrance and celebration notices, and miscellaneous advertising, made up about 30% of the Company’s classified advertising in the first fiscal quarter of 2010. It was up 2.8% in the first fiscal quarter of 2010 compared to the first fiscal quarter for 2009.  Print other classified advertising increased 0.5% as compared to the first fiscal quarter of 2010 and online other classified advertising increased 15.7%.

Digital advertising revenue, which is included in each of the advertising categories discussed above, totaled $44.4 million in the first fiscal quarter of 2010, an increase of 2.2% as compared to the first fiscal quarter of 2009.

Direct marketing decreased $1.7 million, or 6.3% from the first fiscal quarter of 2009 reflecting continuing economic weakness in the United States.

Circulation revenues increased $1.2 million, or 1.8% from the first fiscal quarter of 2009, reflecting higher circulation prices implemented in 2009 at certain newspapers and changes in the mix of circulation sales, partially offset by lower circulation volumes.  Average paid daily circulation declined 10.0% and Sunday circulation was down 8.2% in the first fiscal quarter of 2010 as compared to the same period in 2009.  The Company expects circulation volumes to remain lower in fiscal 2010 compared to fiscal 2009 reflecting the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

The following table summarizes operating expenses, including the impact of restructuring charges included in the operating expenses, in the 2010 and 2009 quarters (in thousands):

	Three Months Ended
	March 28,	March 29,	Dollar
	2010	2009	Change
Operating expenses as reported	$288,974	$376,487	$(87,513)
Restructuring charges	(3,525)	(19,728)	(16,203)

Compensation expense	$137,636	$183,308	$(45,672)
Restructuring charges	(3,525)	(19,728)	(16,203)

Operating expenses in the first quarter of fiscal 2010 decreased by $87.5 million compared to the first quarter of fiscal 2009.  Operating expenses in the first quarter of 2010 included $3.5 million in severance related to the Company’s restructuring plans, which were largely paid as of the end of the quarter, while the 2009 expenses included $19.7 million of similar charges.

Compensation expenses decreased $45.7 million for the first fiscal quarter of 2010, or 24.9% from the first fiscal quarter of 2009 and included the restructuring charges discussed above.  Payroll was down 27.8% and fringe benefits costs declined 10.8% reflecting a 20.9% decrease in average headcount in each case, in the first fiscal quarter of 2010 as compared to the first fiscal quarter of 2009.

Newsprint and supplement expense was down 40.6% with newsprint expense down 46.7%, primarily reflecting lower newsprint usage and newsprint prices, partially offset by an increase in supplement expense of 1.5%.  Depreciation and amortization expenses were down 7.4% from the first fiscal quarter of 2009. Other operating costs were down 15.9% in the first fiscal quarter of 2010 as compared to the same quarter in 2009, reflecting company-wide cost controls.

Interest:

Interest expense was $40.8 million for the first fiscal quarter of 2010, up 20.2% from interest expense of $33.9 million in the 2009 quarter.  The increase in expense primarily reflects higher interest rates resulting from the Company’s debt refinancing discussed above, offset partially by lower debt balances. Pursuant to the terms of the Amended and Restated Credit Agreement, the Company agreed to pay interest on bank debt at a spread over the London Interbank Bank Offered Rate (LIBOR) 100 basis points higher than the original credit agreement and to place a LIBOR floor of 3.0% for the purpose of interest payments on bank debt.  As of February 11, 2010, the rate paid on bank loans increased from 4.23% to 8.0%.

Equity Loss:

Total losses from unconsolidated investments were $1.0 million in the first quarter of 2010 compared to $3.1 million in 2009 and primarily reflect stronger earnings from the Company’s internet related investments.

Loss on Extinguishment of Debt:

On February 11, 2010, the Company completed a refinancing of substantially all of its debt maturing in 2011 by amending its credit agreement, issuing $875.0 million of senior secured notes and tendering for certain public notes due in 2011 and 2014.  See an expanded discussion at Note 4 to the financial statements.  The Company paid $31.1 million in fees related to various transactions in the refinancing, most of which were capitalized as deferred financing costs, however, the Company recognized $7.5 million in loss on debt refinancing and subsequent debt repayments in the first quarter of 2010.

Income Taxes:

The Company recorded an income tax benefit of $0.6 million on a pre-tax loss from continuing operations of $2.6 million in the first quarter of 2010. The benefit resulted in a tax benefit rate of 24.3%. This benefit rate is lower than the statutory rate expected because of taxes provided on discrete items.

Excluding the impact of the discrete items, the effective tax rate in the first quarter of 2010 was 47.3%.  The higher rate reflects the fact that the Company provides for state taxes in certain states that are based on different results than its consolidated losses.  An income tax benefit of $10.3 million was recorded on a pre-tax loss from continuing operations of $48 million in the first quarter of 2009 due primarily to state taxes and tax expense related to certain discrete tax items.

Discontinued Operations:

In the first quarter of 2010, the Company recorded $6.5 million in income related to a reduction in a reserve for potential indemnification obligations. The obligations are associated with disposed newspapers and the reserve was reduced because the affected newspapers paid the current amounts and have shown the ability to continue to service their obligations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $7.2 million as of March 28, 2010 compared to $36.6 million of cash at March 29, 2009 and $6.2 million at the end of fiscal 2009.  The higher cash balance in March 2009 reflected the Company’s accumulation of cash which was used to retire $31.0 million of bonds in April, 2009.  The Company generated $94.6 million of cash from operating activities from continuing operations in the first fiscal quarter of 2010 compared to $28.0 million in 2009.  The increase in cash from operating activities in 2010 primarily relates to lower expenses and payments as a result of cost restructuring over the past two years.

The Company generated $6.5 million of cash from investing activities primarily due to the receipt of a deposit totaling $6.0 million on the Miami land held for sale.

The Company used $100.0 million for financing activities in 2010.  The Company received net proceeds of $864.7 million from the issuance of $875.0 million in senior secured notes (See discussion of debt refinancing under “Debt and Related Matters” below).  The Company used proceeds from the refinancing and cash from operations to repay $330.7 million in revolving bank debt and $415.8 million in term bank debt.  In addition, the Company paid $187.3 million to retire $171.9 million of notes that would have matured in 2011 and 2014.  The Company paid $31.1 million in costs associated with the refinancing transactions, most of which were recorded as deferred financing charges and the rest recorded as a loss on debt extinguishment.

The Company suspended the payment of dividends after the payment of the first quarter dividend in 2009. While the Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures.

Debt and Related Matters:

Credit Agreement:

The Company was a party to a credit facility originally entered into on June 27, 2006, as amended that provided for $590.0 million five-year revolving credit facility and $546.8 million five-year term loan (“original credit agreement or facility”). Both the term loan and the revolving credit facility were due on June 27, 2011. The original credit facility has been amended and restated in connection with a debt refinancing entered into in February 2010 as discussed below.

Debt Refinancing:

 On January 26, 2010, the Company entered into an amendment and restatement to the original credit agreement that became effective on February 11, 2010, (the “Amended and Restated Credit Agreement”) immediately prior to the closing of an offering of $875.0 million of senior secured notes. The Amended and Restated Credit Agreement is a senior secured credit facility which provides for a $131.0 million term loan and a $238.2 million revolving credit facility, including a $100.0 million letter of credit sub-facility, and extended the term of certain of the credit commitments to July 1, 2013.  In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011.  Non-extended term loans of $37.6 million will mature on June 27, 2011 as will revolving loan commitments of $42.2 million.  The remaining term loans of $93.4 million and revolving loan commitments of $196.0 million under the Amended and Restated Credit Agreement will mature on July 1, 2013.

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.5% Senior Secured Notes due February 15, 2017(the “2017 Notes”), totaling $875.0 million. The notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets, and rank pari passu with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the debt are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets. In addition, the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due in 2014, paying $187.3 million in cash for $148.0 million of 2011 Notes and $23.9 million of 2014 Notes.

At March 28, 2010, the Company had outstanding letters of credit totaling $53.1 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. As a result of the refinancing, no revolving loans were outstanding as of the end of the first quarter of 2010.  In addition, a total of $185.1 million was available under its revolving facility under the Amended and Restated Credit Agreement.

Debt under the Amended and Restated Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points, in each case, based upon the consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement) and sets a floor on LIBOR for the purposes of interest payments under the Amended and Restated Credit Agreement of no less than 300 basis points.  A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points, based upon the Company’s total leverage ratio (as defined). The Company currently pays interest on borrowings at a rate of 500 basis points over the 300 basis point LIBOR floor (or 8.0%) and pays 62.5 basis points for commitment fees. Upon the filing of its March 2010 financial covenants the Company will pay interest at 7.25% on outstanding bank debt and a commitment fee of 50 basis points.

The Amended and Restated Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) of 1.50 to 1.00 from the quarter ending in March 2010 through the quarter ending in September 2011; increasing it to 1.60 to 1.00 from the quarter ending in December 2011 through the quarter ending in September 2012; and further increasing to 1.70 to 1.00 thereafter. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) of 6.75 to 1.00 from the quarter ending in March 2010 through the quarter ending December 2010; decreasing to 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012 and decreasing to 6.00 to 1.00 thereafter.

 At March 28, 2010, the Company’s consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) was 3.21 to 1.00 and its consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) was 4.65 to 1.00 and the Company was in compliance with all financial debt covenants.  Over the course of 2010, the Company’s interest coverage ratio is expected to decline—but remain within covenant levels—as a result of higher interest expense from the Amended and Restated Credit Agreement and issuance of the Senior Secured Notes due 2017.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.  If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

The Amended and Restated Credit Agreement includes requirements for mandatory prepayments of bank debt from certain sources of cash; limitations on cash dividends allowed to be paid at certain leverage levels; and other covenants including limitations on additional debt and the ability to retire public bonds early.

Substantially all of the Company’s subsidiaries have guaranteed the Company’s obligations under the Amended and Restated Credit Agreement and 2017 Notes (“senior secured debt”).  The Company has no independent assets and only minor operations outside of the subsidiaries that have guaranteed the senior secured debt, except for land held for sale in Miami valued at $151.0 million.  See Note 2 for greater description of this land.  The proceeds of the sale of this land are required to be used to pay down term debt under the Company’s Amended and Restated Credit Agreement.  The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and any subsidiaries of McClatchy other than the subsidiary guarantors are minor.

In addition, the Company has granted a security interest to the banks which are a party to the Amended and Restated Credit Agreement and the trustee under the indenture governing the 2017 Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any land, buildings, machinery and equipment (PP&E) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company.

Senior Secured Notes

The 2017 Notes are governed by an indenture which includes a number of covenants that are applicable to the Company and its restricted subsidiaries.  The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 2017 Notes.  These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to it; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

Credit Rating

As of February 11, 2010, subsequent to the refinancing transactions, both S&P and Moody’s issued higher ratings on the Company’s debt and issued corporate family ratings as described in the table below. The ratings upgrades had no impact on the interest rate and commitment fees the Company pays under the Amended and Restated Credit Agreement.  The ratings have remained the same through the filing date of this report on Form 10-Q.

Debt Ratings
Senior Secured Credit Facility:
S & P	B-
Moody's	B1

Senior Secured Notes:
S & P	B-
Moody's	B1

Unsecured Notes:
S & P	CCC
Moody's	Caa2

Corporate Family Rating:
S & P	B-
Moody's	Caa1

Off-Balance-Sheet Arrangements:

As of March 28, 2010, the Company did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

As of March 28, 2010, there were no significant changes to the Company’s contractual obligations, except for the repayment of $43.4 million in debt principal.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Amended and Restated Credit Agreement bears interest at a minimum LIBOR rate of 300 basis points plus a spread ranging from 425.0 to 575.0 basis points.  Giving effect to the refinancing discussed in Note 4 to the Condensed Consolidated Financial Statements, approximately 93% of the Company’s outstanding debt is at a fixed rate and 7% is at variable or floating rates. The floating rate is subject to the 300 basis point LIBOR floor discussed above.  Accordingly, the Company’s exposure to interest rate risk is limited.

See the discussion at “Recent Events and Trends - Operating Expenses” for the impact of market changes on the Company's newsprint and pension costs.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to our Condensed Consolidated Financial Statements.

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

The United States economy is undergoing an extended period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence have weakened the economic climate in all of the markets in which the Company does business and have had and are expected to continue to have an adverse effect on the Company’s advertising revenues. Classified advertising revenues have continued to decline since late 2006 and advertising revenues declined across the board from 2008 through the first fiscal quarter of 2010.  To the extent these economic conditions continue or worsen, the Company’s business and advertising revenues will be adversely affected, which could negatively impact the Company’s operations and cash flows and the Company’s ability to meet the covenants in its senior secured credit agreement. In addition, seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate. Second and fourth quarter advertising revenues are typically higher than first and third quarter advertising revenues, reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season. If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, we may not be able to grow or maintain our revenues for the year which would have an adverse effect on the Company’s business and financial results.

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

As of March 28, 2010, the Company had approximately $1.9 billion in total principal indebtedness outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Debt service costs are subject to interest rate changes as well as any changes in the Company’s leverage ratio (ratio of debt to operating cash flow as defined in the Company’s existing senior secured credit agreement with its banks). Higher leverage ratios could increase the level of debt service costs and also affect the Company’s future ability to refinance maturing debt, or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.  On February 11, 2010, Standard & Poor’s upgraded its corporate credit rating on the Company to ‘B-’ from ‘CC’, with a stable rating outlook, and the ratings on the Company’s bonds and senior secured credit facility were upgraded from ‘C’ to ‘B-’ (including the Company’s 11.5% Senior Secured Notes due 2017).  On February 11, 2010, Moody’s upgraded its corporate credit rating on the Company to ‘Caa1’ from ‘Caa2’, with a stable rating outlook, and the ratings on the Company’s unsecured bonds were upgraded from ‘Caa3’ to ‘Caa2’ and Moody’s issued a “B1” rating on the Company’s 11.5% Senior Secured Notes due 2017 and senior secured credit facility.

Covenants in the indenture governing the Company’s 11.50% Senior Secured Notes due 2017 (the “2017 Notes”) and its senior secured credit facility will restrict the Company’s operations in many ways.

The indenture governing the 2017 Notes and the senior secured credit facility contain various covenants that limit, subject to certain exceptions, our ability and/or our restricted subsidiaries' ability to, among other things:

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

The restrictions contained in the indenture for the 2017 Notes and the senior secured credit facility could adversely affect the Company's ability to:
•	finance its operations;
•	make needed capital expenditures;
•	make strategic acquisitions or investments or enter into alliances;
•	withstand a future downturn in its business or the economy in general;
•	engage in business activities, including future opportunities, that may be in its interest; and
•	plan for or react to market conditions or otherwise execute our business strategies.

The Company's ability to comply with covenants contained in the indenture for the 2017 Notes and the senior secured credit facility may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  Even if the Company is able to comply with all of the applicable covenants, the restrictions on its ability to manage its business could adversely affect its business by, among other things, limiting its ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that the Company believes would be beneficial to it.

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

As of March 28, 2010, the Company had approximately $1.9 billion in total principal indebtedness, $875.0 million of which consisted of the notes that were issued on February 11, 2010 and $131.0 million of which consisted of borrowings under its senior secured credit facility with the remainder in the form of unsecured publicly traded notes maturing in part in 2011, 2014, 2017, 2027 and 2029.  While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced in the future.  Access to the capital markets for longer-term financing is currently restricted due to the unprecedented and ongoing turmoil in the capital markets.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Newsprint accounted for 8.7% of McClatchy’s operating expenses for the first fiscal quarter of 2010.  Accordingly, earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:
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

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of March 28, 2010, approximately 6.0% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times through 2012. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

Under the Pension Protection Act (PPA), the Company will be required to make greater cash contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

The poor capital markets of 2008 that have affected all investments impacted the funds in the Company’s pension plans which had poor returns in 2008. However, strong returns in 2009 helped offset a portion of this impact, but, as a result of the plans’ lower assets, the projected benefit obligations of the Company’s qualified pension plans exceed plan assets by $500.0 million as of December 27, 2009. The excess of benefit obligations over pension assets is expected to give rise to an increase in required pension contributions over the next several years. The PPA funding rules are likely to require the net liability at the end of 2009 to be funded with tax deductible contributions between 2010 and 2015, with approximately $19.0 million coming due in 2010. Contributions in future years, while not yet known, are expected to be substantially higher than the 2010 amounts. While legislation has been enacted to give some relief in funding, and further related legislation may be forthcoming, the contributions will place additional strain on the Company’s liquidity needs.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company suspended its dividend after the payment of the first quarter dividend in fiscal 2009. Also, the Company is restricted by its Amended and Restated Credit Agreement from paying dividends after June 28, 2009 when its leverage is greater than three times its earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the agreement.

ITEM 6. EXHIBITS

     Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 34 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant
May 5, 2009	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
May 5, 2009	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit		Description

2.1	*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1	*	The Company's Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2	*	The Company's Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company's Current Report on Form 8-K filed July 28, 2008.

4.1	*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1	*
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

Exhibit		Description

10.7	*
Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company's Form 8-K filed on February 17, 2010.

10.8	*
Amended and Restated Guaranty dated as of September 26, 2008 executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement, included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.9	*
Security Agreement dated as of September 26, 2008 executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent, included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.10	*
General Continuing Guaranty dated May 4, 2007 by each Material Subsidiary in favor of the Lenders party to the Credit Agreement dated June 27, 2006 by and between The McClatchy Company, the Lenders and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ending on April 1, 2007.

10.11	*
Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company's Current Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.12	*
Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company's Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.13	*
Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.23 in the Company's Quarterly Report on Form 10-Q filed for the quarter ending July 1, 2007.

10.14	*
Amendment to Contract for Purchase and Sale of Real Property by and between The Miami Herald Publishing Company and Richmond, Inc. and Knight Ridder, Inc. and Citisquare Group, LLC, dated March 3, 2005, included as Exhibit 10.24 in the Company's Quarterly Report on Form 10-Q filed for the quarter ending July 1, 2007.

10.15	*
Third Amendment to Contract for Purchase and Sale of Real Property dated as of December 30, 2008, by and between The McClatchy Company, a Delaware corporation, Richwood, Inc., a Florida corporation, and Citisquare Group, LLC, a Florida limited liability company included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on January 5, 2009.

10.16	*
Fourth Amendment to Contract for Purchase and Sale of Real Property dated as of December 31, 2009, by and between The McClatchy Company, a Delaware corporation, Richwood, Inc., a Florida corporation, and Citisquare Group, LLC, a Florida limited liability company included as Exhibit 10.1 in the Company's Form 8-K filed on January 6, 2010.

Exhibit		Description

10.17	*
Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers included as Exhibit 10.1 in the Company's Form 8-K filed on February 9, 2010.

10.18	*
Indenture, dated February 11, 2010, among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.1 in the Company's Form 8-K filed on February 17, 2010.

10.19	*
Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J.P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.2 in the Company's Form 8-K filed on February 17, 2010.

**10.20	*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company's Report filed on Form 10-K for the Year ending December 30, 2000.

**10.21	*	The Company’s Amended and Restated CEO Bonus Plan, included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.22	*	2010 Senior Executive Retention Bonus Plan included as Exhibit 10.1 to the Company's Form 8-K filed on January 29, 2010.

**10.23	*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.24	*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.25	*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company's 2002 Report on Form 10-K.

**10.26	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.27	*	The McClatchy Company Benefit Restoration Plan included as Exhibit 10.3 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

Exhibit		Description

**10.28	*	The McClatchy Company Bonus Recognition Plan included as Exhibit 10.4 on the Company’s Current Report on Form 8-K filed on February 10, 2009.
**10.29	*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.30	*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 29, 2008.

**10.31	*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company's 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s 2007 Report on Form 10-K.

**10.32	*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 16, 2004.

**10.33	*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 28, 2005.

**10.34	*	Form of Restricted Stock Unit Agreement related to the Company's 2004 Stock Incentive Plan, included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 18, 2009.

**10.35	*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company's 2003 Form 10-K.

**10.36	*	Second Amendment to Amended and Restated Employee Agreement for Mr. Pruitt included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.37	*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 23, 2005.

**10.38	*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company's 2002 Report on Form 10-K.

**10.39	*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007 included as Exhibit 10.16 to the Company's 2006 Report on Form 10-K.

Exhibit		Description

**10.40	*	The Company's Amended and Restated 1990 Directors' Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company's 1997 Report on Form 10-K.
**10.41	*	The Company's Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company's 2005 Report on Form 10-K.

**10.42	*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007 included as Exhibit 10.18 to the Company’s 2006 Report on Form 10-K.

**10.43	*	The Company’s Amended and Restated Employee Stock Purchase Plan, included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.44	*
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