Form 10-Q
period 2010-08-06
MCCLATCHY CO
filed 2010-08-06
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	June 27, 2010
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________________ to _______________________________
Commission file number:	1-9824

(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 “Q” Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).
    [   ] Yes  [X]  No

 As of July 30, 2010, the registrant had shares of common stock as listed below outstanding:
Class A Common Stock	59,961,471
Class B Common Stock	24,800,962

THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

ASSETS	June 27,	December 27,
CURRENT ASSETS:	2010	2009
Cash and cash equivalents	$5,911	$6,157
Trade receivables – (less allowance of $8,871 in 2010 and $10,298 in 2009)	154,937	205,840
Other receivables	10,909	9,660
Newsprint, ink and other inventories	30,668	36,374
Deferred income taxes	24,761	23,648
Income tax receivable	9,367	10,019
Land and other assets held for sale	5,270	6,390
Other current assets	18,855	23,153
	260,678	321,241
PROPERTY, PLANT AND EQUIPMENT:
Land	195,475	195,918
Building and improvements	389,423	389,803
Equipment	799,510	800,034
Construction in progress	4,840	3,091
	1,389,248	1,388,846
Less accumulated depreciation	(655,041)	(621,266)
	734,207	767,580
INTANGIBLE ASSETS:
Identifiable intangibles – net	682,552	711,758
Goodwill	1,006,020	1,006,020
	1,688,572	1,717,778

INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	323,922	322,109
Other assets	193,718	174,191
	517,640	496,300
TOTAL ASSETS	$3,201,097	$3,302,899

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 27,	December 27,
CURRENT LIABILITIES:	2010	2009
Accounts payable	$38,192	$46,240
Accrued compensation	92,193	86,969
Income taxes payable	14,779	11,453
Unearned revenue	78,054	78,908
Accrued interest	53,240	21,148
Other accrued liabilities	17,520	18,492
	293,978	263,210

NON-CURRENT LIABILITIES:
Long-term debt	1,759,792	1,896,436
Deferred income taxes	230,544	243,167
Pension and postretirement obligations	601,708	604,701
Other long-term obligations	133,544	125,196
	2,725,588	2,869,500
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares, issued
59,977,707 in 2010 and 59,705,101 in 2009	599	597
Class B - authorized 60,000,000 shares,
issued 24,800,962 in 2010 and 2009	248	248
Additional paid-in capital	2,209,931	2,207,122
Accumulated deficit	(1,773,620)	(1,783,101)
Treasury stock at cost, 95,445 shares in 2010 and 37,902 shares in 2009	(463)	(153)
Accumulated other comprehensive loss	(255,164)	(254,524)
	181,531	170,189
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,201,097	$3,302,899

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
REVENUES - NET:
Advertising	$260,540	$283,661	$513,461	$568,350
Circulation	67,666	69,351	137,352	137,831
Other	13,824	12,323	26,782	24,779
	342,030	365,335	677,595	730,960
OPERATING EXPENSES:
Compensation	129,934	140,127	267,570	323,435
Newsprint and supplements	32,651	45,495	64,963	99,871
Depreciation and amortization	35,904	43,630	67,722	78,007
Other operating expenses	86,444	91,295	173,652	195,721
	284,933	320,547	573,907	697,034
OPERATING INCOME	57,097	44,788	103,688	33,926
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(49,449)	(34,305)	(90,216)	(68,226)
Interest income	44	6	71	37
Equity income (losses) in unconsolidated companies, net	3,739	1,601	2,785	(1,529)
Gain (loss) on extinguishment of debt	(27)	44,829	(7,519)	44,829
Other - net	95	(233)	104	(334)
	(45,598)	11,898	(94,775)	(25,223)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	11,499	56,686	8,913	8,703
INCOME TAX PROVISION	4,221	14,683	3,593	4,424
INCOME FROM CONTINUING OPERATIONS	7,278	42,003	5,320	4,279
INCOME FROM DISCONTINUED OPERATIONS - NET OF INCOME TAXES	-	210	4,161	419

NET INCOME	$7,278	$42,213	$9,481	$4,698

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$0.09	$0.50	$0.06	$0.05
Income from discontinued operations	-	-	0.05	0.01
Net income per share	$0.09	$0.50	$0.11	$0.06
Diluted:
Income from continuing operations	$0.09	$0.50	$0.06	$0.05
Income from discontinued operations	-	-	0.05	0.01
Net income per share	$0.09	$0.50	$0.11	$0.06
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	84,673	83,623	84,625	83,321
Diluted	85,484	83,632	85,396	83,331

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended
	June 27,	June 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$5,320	$4,279
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	67,722	78,007
Employee benefit expense	2,784	1,057
Stock compensation expense	2,188	901
Equity (income) loss in unconsolidated companies	(2,785)	1,529
Loss (gain) on extinguishment of debt	7,519	(44,829)
Write-off of deferred financing costs	1,689	364
Other	10,217	4,325
Changes in certain assets and liabilities:
Trade receivables	50,903	74,258
Inventories	5,706	12,651
Other assets	5,824	(3,179)
Accounts payable	(7,053)	(23,418)
Accrued compensation	5,224	(20,773)
Income taxes	(11,364)	(25,263)
Other liabilities	23,504	(9,177)
Net cash provided by operating activities of continuing operations	167,398	50,732
Net cash provided (used) by operating activities of discontinued operations	-	(6,841)
Net cash provided by operating activities	167,398	43,891
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,670)	(7,993)
Proceeds from sale of property, plant and equipment	2,465	7,707
Deposit for land held for sale	6,000	-
Proceeds from sale of investments	-	4,126
Equity investments and other	(120)	(23)
Net cash provided (used) by investing activities of continuing operations	2,675	3,817
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	864,710	-
Net borrowings (repayments) of revolving bank debt	(330,700)	9,410
Repayment of term debt	(485,765)	-
Purchase of notes	(187,339)	-
Payment of financing costs	(31,538)	(5,665)
Extinguishment of public notes and related expenses	-	(37,370)
Payment of cash dividends	-	(14,905)
Other - principally stock transactions	313	589
Net cash used by financing activities	(170,319)	(47,941)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(246)	(233)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,157	4,998
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,911	$4,765
OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$15,853	$35,382
Interest (net of capitalized interest)	42,848	58,733
Other non-cash financing activities:
Issuance of senior notes and future interest in debt exchange	-	43,503
Carrying value of unsecured notes exchanged for senior notes in debt exchange	-	(89,423)
See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Par Value		Paid-In	Accumulated	Comprehensive	Treasury
	Class A	Class B	Capital	Deficit	Income (Loss)	Stock	Total
BALANCES, DECEMBER 28, 2009	$597	$248	$2,207,122	$(1,783,101)	$(254,524)	$(153)	$170,189
Net income				9,481			9,481
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain/prior service credit					165		165
Other comprehensive (loss) related to investments in unconsolidated companies					(805)		(805)
Other comprehensive (loss)							(640)
Total comprehensive income							8,841
Issuance of 272,606 Class A shares under stock plans	2		621				623
Stock compensation expense			2,188				2,188
Purchase of 57,543 shares of treasury stock						(310)	(310)
BALANCES, JUNE 27, 2010	$599	$248	$2,209,931	$(1,773,620)	$(255,164)	$(463)	$181,531

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the Company or McClatchy) is the third-largest newspaper publisher in the United States based upon daily circulation, with 30 daily newspapers and 43 non-dailies in 29 markets across the country.  McClatchy also operates leading local websites and direct marketing operations in each of its markets which complement its newspapers and extend its audience reach in each market.  The Company’s newspapers include, among others, The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder LLC, the nation’s largest online job site, 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as the auto website Cars.com and the rental site Apartments.com and 33.3% of HomeFinder, LLC which operates the online real estate website HomeFinder.com. McClatchy’s Class A common stock is listed on the New York Stock Exchange under the symbol MNI.

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

Stock-based compensation – Beginning in fiscal 2006, all share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan (ESPP), are recognized in the financial statements based on their fair values.  At June 27, 2010, the Company had six stock-based compensation plans.  Total stock-based compensation expense was $0.9 million and $0.6 million for the second fiscal quarters and was $2.2 million and $0.9 million for the first six months of fiscal 2010 and 2009, respectively.

Income taxes - The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Current accounting standards in the United States prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns.  The Company recognizes accrued interest related to unrecognized tax benefits in interest expense.  Accrued penalties are recognized as a component of income tax expense.  There were no significant changes to the Company’s unrecognized tax benefits in the first half of fiscal 2010.

Fair value of financial instruments - Generally accepted accounting principles in the United States (“GAAP”) require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of quarter-end.  Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values.  Additionally, the fair values were estimated at quarter-end, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, accounts payable and current portion of long-term debt.  The carrying amount of these items approximates fair value.

Long-term debt.  The fair value of long term debt is determined based on a number of observable inputs including the current market activity of the Company’s publicly traded notes and bank debt, trends in investor demand and market values of comparable publicly traded debt.  At June 27, 2010, the estimated fair value of long-term debt was $1.5 billion compared to a carrying value of $1.8 billion.

Comprehensive income (loss) - The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity.  The following table summarizes the composition of total comprehensive income (loss) (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net income	$7,278	$42,213	$9,481	$4,698
Pension amortization from other comprehensive income, net of tax	19	(126)	165	26,818
Other comprehensive (loss) income related to equity investments	(353)	964	(805)	70
Total comprehensive income	$6,944	$43,051	$8,841	$31,586

Earnings per share (EPS) - Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method.  The weighted average anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were 5.4 million for both the three and six months ended June 27, 2010, and were 6.5 million in both the three and six months ended June 28, 2009.

New accounting pronouncements - In June 2009, a new pronouncement was issued amending the interpretation of accounting literature related to consolidations.  The new guidance applies to determinations as to whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The new pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The new pronouncement was effective for the Company on December 28, 2009. The adoption of this pronouncement did not have a material effect on the condensed consolidated financial statements.

NOTE 2.   INVESTMENTS IN UNCONSOLIDATED COMPANIES

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of June 27, 2010 and December 27, 2009 (dollars in thousands):

Company	% Ownership Interest	June 27, 2010	December 27, 2009
CareerBuilder, LLC	14.4	$216,478	$218,736
Classified Ventures, LLC	25.6	88,430	81,538
Seattle Times Company (C-Corporation)	49.5	-	-
HomeFinder, LLC	33.3	3,901	5,048
Ponderay (general partnership)	27.0	12,922	13,754
Other	Various	2,191	3,033
		$323,922	$322,109

The Company uses the equity method of accounting for a majority of investments.

During the six months ended June 27, 2010, McClatchy’s proportionate share of net income from one investee listed in the table above was greater than 20% of McClatchy’s consolidated net income before taxes.  Summarized income statement information for this company for the first six months of 2010 and 2009 follows (in thousands):

	Six Months Ended
	June 27, 2010	June 28, 2009
RRevenues	$160,352	$146,140
OOperating income	30,769	14,034
Net income	30,576	14,358

As part of the Company’s acquisition of Knight-Ridder, Inc. in 2006, the Company acquired 10 acres of land in Miami.  Such land is under contract to be sold for gross proceeds of $190.0 million pursuant to a March 2005 sale agreement. The contract was extended to January 19, 2010, in exchange for an increase in the termination fee from $6.0 million to $7.0 million should the buyer fail to close the transaction.  The buyer extended the agreement to January 31, 2011, by paying McClatchy an additional $6.0 million nonrefundable deposit on January 19, 2010.  The purchase price remained unchanged at $190.0 million.  McClatchy has received $16.0 million in non-refundable deposits from the buyer that will be applied toward the purchase price.

NOTE 3. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following (in thousands):
	June 27, 2010
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(335,594)	$468,246	14 years
Other	37,070	(29,151)	7,919	8 years
Total	$840,910	$(364,745)	476,165

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			682,552
Goodwill			1,006,020
Total intangible assets and goodwill			$1,688,572

	December 27, 2009
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(307,177)	$496,663	14 years
Other	37,066	(28,358)	8,708	8 years
Total	$840,906	$(335,535)	505,371

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			711,758
Goodwill			1,006,020
Total intangible assets and goodwill			$1,717,778

Changes in indefinite lived intangible assets and goodwill as of June 27, 2010, consisted of the following (in thousands):
	Original Gross Amount	Accumulated Impairment	Carrying Amount
Mastheads and other	$683,000	$(476,613)	$206,387
G Goodwill	3,581,016	(2,574,996)	1,006,020
Total	$4,264,016	$(3,051,609)	$1,212,407

Amortization expense was $14.7 million and $14.8 million for the second quarters and $29.3 million and $29.7 million for the first six months of fiscal of 2010 and 2009, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Amortization
Year	Expense

2010 (remaining)	$29,313
2011	57,538
2012	57,363
2013	56,223
2014	51,745
2015	47,266

NOTE 4.   LONG-TERM DEBT

As of June 27, 2010, and December 27, 2009, long-term debt consisted of the following (in thousands):
	June 27, 2010	December 27, 2009
Term A bank debt, interest of 7.3% at June 27, 2010 and 4.2% at December 27, 2009	$61,035	$546,800
Revolving bank debt, interest of 4.2% at December 27, 2009	-	330,700
Notes:
$875 million 11.50% senior secured notes due in 2017	865,246	-
$375 thousand 15.75% senior notes due in 2014(1)	582	41,120
$18 million 7.125% debentures due in 2011	18,203	167,001
$169 million 4.625% debentures due in 2014	156,164	154,694
$347 million 5.750% debentures due in 2017	323,218	321,594
$89 million 7.150% debentures due in 2027	82,297	82,099
$276 million 6.875% debentures due in 2029	253,047	252,428
Long-term debt	$1,759,792	$1,896,436
________
(1)	Includes future interest to be paid on these notes.

At December 27, 2009, prior to the refinancing transaction discussed below, the Company’s bank debt consisted of a credit facility entered into on June 27, 2006 (the original credit agreement), that provided for a $1.14 billion senior secured credit facility and was originally established in connection with the acquisition of Knight-Ridder, Inc.  At December 27, 2009, the Company’s original credit agreement consisted of a $590.0 million five-year revolving credit facility and $546.8 million five-year term loan. Both the term loan and the revolving credit facility under the original credit agreement were due on June 27, 2011.  This agreement was amended and restated in connection with the debt refinancing transaction discussed below.

The notes are stated net of unamortized discounts (totaling $76.0 million and $69.4 million as of June 27, 2010, and December 27, 2009, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006, acquisition of Knight Ridder and the issuance of the 11.50% senior secured notes at an original issue discount.

Long-term debt includes $17.5 million of bank term debt due on June 27, 2011, and $18.2 million of 7.125% notes due on June 1, 2011, which are expected to be refinanced using the Company’s bank revolving credit which matures on July 1, 2013.

 In accounting for the refinancing discussed below, management analyzed the transactions on an individual lender basis in accordance with relevant accounting guidance as it relates to debt modification or extinguishment.  The Company recognized $7.5 million in loss on debt refinancing and subsequent debt payments in 2010.

Debt Refinancing:

On January 26, 2010, the Company entered into an amendment to the original credit agreement that became effective on February 11, 2010, immediately prior to the closing of an offering of $875.0 million of senior secured notes. The original credit agreement was amended and restated in its entirety (the “Amended and Restated Credit Agreement”).  Pursuant to this amendment, the Amended and Restated Credit Agreement is a senior secured credit facility that provides for a $61.0 million term loan and a $237.3 million revolving credit facility, including a $100.0 million letter of credit sub-facility, and extended the term of certain of the credit commitments to July 1, 2013.  In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011.  Non-extended term loans of $17.5 million will mature on June 27, 2011 as will revolving loan commitments of $41.3 million.  The remaining term loans of $43.5 million and revolving loan commitments of $196.0 million under the Amended and Restated Credit Agreement will mature on July 1, 2013.

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.50% Senior Secured Notes due February 15, 2017 (the “2017 Notes”), totaling $875.0 million. The notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and rank pari passu with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the loans made under the Amended and Restated Credit Agreement and the 2017 Notes include intangible assets, inventory, receivables and certain other assets, but exclude land, buildings, machinery and equipment. In addition, the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due in 2014, paying $187.3 million in cash for aggregate principal amounts of $148.0 million of 2011 notes and $23.9 million of 2014 notes.

Debt under the Amended and Restated Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points, in each case, based upon the Company’s consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement) and sets a floor on LIBOR for the purposes of interest payments under the Amended and Restated Credit Agreement of no less than 300 basis points.  A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement). The Company currently pays interest on borrowings under the Amended and Restated Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and pays 50.0 basis points for commitment fees.

The Amended and Restated Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) of at least 1.50 to 1.00 from the quarter ending in March 2010 through the quarter ending in September 2011; increasing to 1.60 to 1.00 from the quarter ending in December 2011 through the quarter ending in September 2012; and further increasing to 1.70 to 1.00 thereafter. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) of not more than 6.75 to 1.00 from the quarter ending in March 2010 through the quarter ending December 2010; declining to 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; declining to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012 and declining to 6.00 to 1.00 thereafter.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.  If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.  At June 27, 2010, Company was in compliance with all financial debt covenants.

The Amended and Restated Credit Agreement includes requirements for mandatory prepayments of bank debt from certain sources of cash, including from the sale of the Miami land, limitations on cash dividends allowed to be paid at certain leverage levels and other covenants, including limitations on the incurrence of additional debt and the ability to retire public bonds early, the disposition of assets, the granting of liens, transactions with affiliates and certain investments.

The 2017 Notes issued in connection with the debt refinancing are governed by an indenture entered into on February 11, 2010, which includes a number of covenants that are applicable to the Company and its restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 2017 Notes.  These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

Substantially all of the Company’s subsidiaries have guaranteed the Company’s obligations under the Amended and Restated Credit Agreement and 2017 Notes (“senior secured debt”).  See Note 7 for consolidating financial information on the Company’s subsidiaries that have guaranteed the senior secured debt (“Guarantor Subsidiaries”), all other subsidiaries (“Non-Guarantor Subsidiaries”) and the parent company.

In addition, the Company has granted a security interest to the banks that are a party to the Amended and Restated Credit Agreement and the trustee under the indenture governing the 2017 Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any land, buildings, machinery and equipment (“PP&E”) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company.

At June 27, 2010, the Company had outstanding letters of credit totaling $54.3 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. The Company had no outstanding revolving loans and had $183.0 million available under its revolving credit facilities under the new Amended and Restated Credit Agreement.

The following table presents the approximate annual maturities of debt as of June 27, 2010, based upon the Company’s required payments, for the next five years and thereafter (in thousands):

Year	Payments (1)
2011	$35,739
2012	59
2013	43,560
2014	169,343
2015	-
Thereafter	1,587,056
Debt principal	$1,835,757
________

(1)      Includes future interest to be paid on $375,000 of 15.75% notes due in 2014.

NOTE 5.  EMPLOYEE BENEFITS

The Company sponsors a defined benefit pension plan (retirement plan), which covers a majority of its employees. The retirement plan was frozen in March 2009 as discussed below.  Benefits are based on years of service and compensation.  Contributions to the retirement plan are made by the Company in amounts deemed necessary to provide the required benefits.  No contributions to the Company’s retirement plan were made in fiscal 2009.  The Company expects to make contributions in the $11 million range to its retirement plan in fiscal 2010.

The Company also has a limited number of supplemental retirement plans to provide key employees with additional retirement benefits, which were also frozen in March 2009 as discussed below.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

In March 2009, the Company implemented a restructuring plan that reduced its work force by approximately 1,650 positions.  Through March 29, 2009, the workforce reductions resulted in severance costs of $20.4 million.  In connection with the restructuring action, the Company also froze all pension plans as of March 31, 2009. Accordingly, the Company recorded a curtailment gain of $1.9 million in the first six months of fiscal 2009 related to the plan freezes.

The elements of pension costs for continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$1,468	$920	$2,943	$4,462
Interest cost	23,398	23,859	46,898	47,178
Expected return on plan assets	(24,026)	(24,962)	(48,076)	(49,188)
Prior service cost amortization	7	6	7	25
Actuarial loss	590	(7)	1,115	22
Curtailment gain	-	(1,224)	-	(1,900)
Net pension expense (benefit)	$1,437	$(1,408)	$2,887	$599

The Company also provides for or subsidizes post-retirement healthcare and certain life insurance benefits for employees.  The elements of post-retirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$-	$-	$-	$-
Interest cost	344	457	744	1,081
Prior service cost	(290)	(262)	(540)	(524)
Actuarial gain	(232)	(85)	(307)	(99)
Net post-retirement expense (benefit)	$(178)	$110	$(103)	$458

The Company has deferred compensation plans (401(k) plans and other savings plans) which enable qualified employees to voluntarily defer compensation.  On March 31, 2009, the Company temporarily suspended its matching contribution to the 401(k) plans.  The plans were merged and amended in June 2009.  The Company’s amended 401(k) plan includes a Company match (once reinstated) and a supplemental contribution which is tied to Company performance (as defined in the plan). The Company has made no matching contributions to the plan since the second fiscal quarter of 2009.  Matching contributions in the first six months of fiscal 2009 were $2.8 million. The Company incurred $2.7 million of supplemental contribution expense for the 401(k) plan in the second quarter of 2010 and $5.6 million in the first half of 2010. No supplemental contribution was recorded in 2009.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

Libel and other legal actions arise in the ordinary course of business and certain legal actions are currently pending against the Company.  From time to time, the Company is involved as a party in various proceedings with government agencies, including environmental matters.  Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company’s condensed consolidated financial statements taken as a whole, although no assurances can be given.  No material amounts for any losses from litigation which may ultimately occur have been recorded in the consolidated financial statements as management believes that any such losses are not probable at this time.

The Company has certain indemnification obligations related to disposed newspaper operations.  In the first quarter of 2010, the Company recorded $6.5 million in income related to a reduction in a reserve for potential indemnification obligations.  The obligations are associated with disposed newspapers and the reserve was reduced because the affected newspapers paid the current amounts and have shown the ability to continue to service their obligations.  The original charge for this item (recorded in 2009) and its reversal has been included in results from discontinued operations.

NOTE 7.   FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

Substantially all of the Company’s subsidiaries (“Guarantor Subsidiaries”) have guaranteed the Company’s obligations under the Amended and Restated Credit Agreement and 2017 Notes.  Each of the Guarantor Subsidiaries are 100% owned by The McClatchy Company (“Parent”) and the guarantees provided by the Guarantor Subsidiaries are full and unconditional and joint and several.  The primary asset owned by the Parent is land held for sale in Miami valued at $151 million. See Note 2 for a greater description of this land. The after-tax proceeds of the sale of this land are required to be used to pay down debt under the Company’s Amended and Restated Credit Agreement and are excluded from the requirement to repay the 2017 Notes.

The following tables present condensed consolidating financial information for the Guarantor Subsidiaries, all other subsidiaries (“Non-Guarantor Subsidiaries”) and the Parent.  These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of the Securities and Exchange Commission Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”  The Company accounts for investments in these subsidiaries under the equity method of accounting, under which the Company’s book value of its subsidiaries’ capital structures (investments in subsidiaries and intercompany balances) is reflected as an asset by the Parent. To consolidate the financial statements of the Parent and its subsidiaries, the Parent’s investment and the subsidiary’s capital structure must be eliminated as shown in the elimination column on the Consolidating Balance Sheets that follows. Similarly, the Parent’s equity income or loss from its subsidiaries is eliminated in the Consolidated Statement of Operations that follows.  All cash receipts and payments take place at Guarantor Subsidiaries and no cash transactions take place at Non-Guarantor Subsidiaries or at the Parent company.  Accordingly all activities attributed to the Parent and Non-Guarantor Subsidiaries are of a non-cash nature in the statement of cash flows. Amounts are in thousands:

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 27, 2010 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$5,911				$5,911
Trade receivables, net of allowances	154,937				154,937
Newsprint, ink and other inventories	30,668				30,668
Other current assets	63,553	$564	$5,045		69,162
Total current assets	255,069	564	5,045		260,678
Property, plant and equipment, net	734,206	1			734,207
Identifiable intangibles - net	682,552				682,552
Goodwill	1,006,020				1,006,020
Investments in unconsolidated companies	306,982	825	16,115		323,922
Other assets	8,166		185,552		193,718
Investment in and advances to subsidiaries			1,965,481	$(1,965,481)
TOTAL ASSETS	$2,992,995	$1,390	$2,172,193	$(1,965,481)	$3,201,097
CURRENT LIABILITIES:
Accounts payable and accrued compensation	$123,746	$1,346	$5,293		$130,385
Unearned revenue	78,054				78,054
Other accrued liabilities	29,136	(7)	56,410		85,539
Total current liabilities	230,936	1,339	61,703		293,978
Long-term debt			1,759,792		1,759,792
Pension and postretirement obligations	601,708				601,708
Other long-term obligations	194,792	129	169,167		364,088
Total Liabilities	1,027,436	1,468	1,990,662		3,019,566
CAPITAL STRUCTURE	1,965,559	(78)	181,531	$(1,965,481)	181,531
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,992,995	$1,390	$2,172,193	$(1,965,481)	$3,201,097

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 27, 2009 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$6,157				$6,157
Trade receivables, net of allowances	205,840				205,840
Newsprint, ink and other inventories	36,374				36,374
Other current assets	70,054	$440	$2,376		72,870
Total current assets	318,425	440	2,376		321,241
Property, plant and equipment, net	767,577	3			767,580
Identifiable intangibles - net	711,758				711,758
Goodwill	1,006,020				1,006,020
Investments in unconsolidated companies	304,838	1,106	16,165		322,109
Other assets	7,634		166,557		174,191
Investment in and advances to subsidiaries			2,062,951	$(2,062,951)
TOTAL ASSETS	$3,116,252	$1,549	$2,248,049	$(2,062,951)	$3,302,899
CURRENT LIABILITIES:
Accounts payable and accrued compensation	$126,870	$904	$5,435		$133,209
Unearned revenue	78,908				78,908
Other accrued liabilities	27,236	28	23,829		51,093
Total current liabilities	233,014	932	29,264		263,210
Long-term debt			1,896,436		1,896,436
Pension and postretirement obligations	604,701				604,701
Other long-term obligations	215,928	275	152,160		368,363
Total Liabilities	1,053,643	1,207	2,077,860		3,132,710
CAPITAL STRUCTURE	2,062,609	342	170,189	$(2,062,951)	170,189
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,116,252	$1,549	$2,248,049	$(2,062,951)	$3,302,899

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 27, 2010 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
REVENUES - NET:
Advertising	$260,540				$260,540
Circulation	67,666				67,666
Other	13,697	$127			13,824
Total revenues -net	341,903	127			342,030
OPERATING EXPENSES:
Compensation	129,903	31			129,934
Newsprint and supplements	32,651				32,651
Depreciation and amortization	35,904				35,904
Other operating expenses	86,128	17	$299		86,444
Total operating expenses	284,586	48	299		284,933
OPERATING INCOME (LOSS)	57,317	79	(299)		57,097
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(1,137)		(48,312)		(49,449)
Loss on debt extinguishment			(27)		(27)
Intercompany (charges) credits	(32,175)	3,380	28,795
Other – net	3,934	(216)	160		3,878
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	27,939	3,243	(19,683)		11,499
INCOME TAX PROVISION (BENEFIT)	10,253	1,330	(7,362)		4,221
INCOME (LOSS) FROM CONTINUING OPERATIONS	17,686	1,913	(12,321)		7,278
EQUITY INCOME FROM SUBSIDIARIES			19,599	$(19,599)
INCOME FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES			-		-
NET INCOME (LOSS)	$17,686	$1,913	$7,278	$(19,599)	$7,278

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 27, 2010 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
REVENUES - NET:
Advertising	$513,461				$513,461
Circulation	137,352				137,352
Other	26,500	$282			26,782
Total revenues -net	677,313	282			677,595
OPERATING EXPENSES:
Compensation	267,503	67			267,570
Newsprint and supplements	64,963				64,963
Depreciation and amortization	67,722				67,722
Other operating expenses	172,871	39	$742		173,652
Total operating expenses	573,059	106	742		573,907
OPERATING INCOME (LOSS)	104,254	176	(742)		103,688
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(1,657)		(88,559)		(90,216)
Loss on debt extinguishment			(7,519)		(7,519)
Intercompany (charges) credits	(64,008)	6,759	57,249		-
Other - net	3,192	(308)	76		2,960
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	41,781	6,627	(39,495)		8,913
INCOME TAX PROVISION (BENEFIT)	15,513	2,717	(14,637)		3,593
INCOME (LOSS) FROM CONTINUING OPERATIONS	26,268	3,910	(24,858)		5,320
EQUITY INCOME FROM SUBSIDIARIES			30,178	$(30,178)
INCOME FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES			4,161		4,161
NET INCOME (LOSS)	$26,268	$3,910	$9,481	$(30,178)	$9,481

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 28, 2009 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
REVENUES - NET:
Advertising	$283,661				$283,661
Circulation	69,351				69,351
Other	12,178	$145			12,323
Total revenues –net	365,190	145			365,335
OPERATING EXPENSES:
Compensation	140,104	23			140,127
Newsprint and supplements	45,495				45,495
Depreciation and amortization	43,630				43,630
Other operating expenses	90,808	22	$465		91,295
Total operating expenses	320,037	45	465		320,547
OPERATING INCOME (LOSS)	45,153	100	(465)		44,788
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(651)		(33,654)		(34,305)
Gain on extinguishment of debt			44,829		44,829
Intercompany (charges) credits	(30,788)	3,379	27,409
Other – net	1,032	257	85		1,374
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	14,746	3,736	38,204		56,686
INCOME TAX PROVISION (BENEFIT)	(878)	1,532	14,029		14,683
INCOME (LOSS) FROM CONTINUING OPERATIONS	15,624	2,204	24,175		42,003
EQUITY INCOME FROM SUBSIDIARIES			17,828	$(17,828)
INCOME FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES			210		210
NET INCOME (LOSS)	$15,624	$2,204	$42,213	$(17,828)	$42,213

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 28, 2009 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
REVENUES - NET:
Advertising	$568,350				$568,350
Circulation	137,831				137,831
Other	24,486	$293			24,779
Total revenues –net	730,667	293			730,960
OPERATING EXPENSES:
Compensation	323,374	61			323,435
Newsprint and supplements	99,871				99,871
Depreciation and amortization	78,007				78,007
Other operating expenses	194,724	46	$951		195,721
Total operating expenses	695,976	107	951		697,034
OPERATING INCOME (LOSS)	34,691	186	(951)		33,926
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(1,615)		(66,611)		(68,226)
Gain on extinguishment of debt			44,829		44,829
Intercompany (charges) credits	(63,967)	6,759	57,208
Other – net	(1,890)	290	(226)		(1,826)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(32,781)	7,235	34,249		8,703
INCOME TAX PROVISION (BENEFIT)	(11,118)	2,966	12,576		4,424
INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,663)	4,269	21,673		4,279
EQUITY LOSS FROM SUBSIDIARIES			(17,394)	$17,394
INCOME FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES			419		419
NET INCOME (LOSS)	$(21,663)	$4,269	$4,698	$17,394	$4,698

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 27, 2010 (UNAUDITED)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Consolidated
CASH PROVIDED OPERATING ACTIVITIES	$167,398	$-	$-	$167,398

CASH PROVIDED BY INVESTING ACTIVITIES	2,675			2,675

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	864,710			864,710
Net repayments of revolving bank debt	(330,700)			(330,700)
Repayment of term debt	(485,765)			(485,765)
Purchase of notes	(187,339)			(187,339)
Payment of financing costs	(31,538)			(31,538)
Other-principally stock transactions	313			313
Net cash used in financing activities	(170,319)			(170,319)

NET CHANGE IN CASH	(246)			(246)

CASH AT BEGINNING OF YEAR	6,157			6,157
CASH AT END OF PERIOD	$5,911	$-	$-	$5,911

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 29, 2009 (UNAUDITED)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$43,891	$-	$-	$43,891

CASH PROVIDED BY INVESTING ACTIVITIES	3,817			3,817

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of public notes and related expenses	(37,370)			(37,370)
Other	(10,571)			(10,571)
Net cash used in financing activities	(47,941)			(47,941)
NET CHANGE IN CASH	(233)			(233)

CASH AT BEGINNING OF YEAR	4,998			4,998
CASH AT END OF PERIOD	$4,765	$-	$-	$4,765

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The McClatchy Company is the third-largest newspaper publisher by circulation in the United States, with 30 daily newspapers, 43 non-dailies, and direct marketing and direct mail operations.  McClatchy also operates leading local websites in each of its markets, which extend its audience reach. The websites offer users information, comprehensive news, advertising, e-commerce and other services.  Together with its newspapers and direct marketing products, these interactive operations make McClatchy the leading local media company in each of its markets.   McClatchy-owned newspapers include The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

   McClatchy also owns a portfolio of premium digital assets, including 14.4% of CareerBuilder LLC, the nation’s largest online job site, 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as the auto website Cars.com and the rental site Apartments.com and 33.3% of HomeFinder, LLC which operates the online real estate website HomeFinder.com.

The Company’s primary source of revenue is print and digital advertising, which accounted for 76.2% of the Company’s revenue for the second quarter of 2010.  While percentages vary from year to year and from newspaper to newspaper, classified advertising has decreased over time as a percentage of total advertising revenues, primarily in the employment and real estate categories and to a lesser extent the automotive category.  Classified advertising as a percentage of total advertising revenues has declined to 28.1% in the second quarter of 2010 compared to 28.2% in the second quarter of 2009 and 33.3% in the second quarter of 2008, primarily as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand from print to digital products.

While revenues from retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) have decreased year over year, retail advertising has generally increased over time as a percentage of total advertising.  Retail advertising was 51.2% in the second quarter of 2010 compared to 52.7% in the second quarter of 2009 and 48.4% in the second quarter of 2008.

National advertising as a percentage of total advertising revenue remained relatively similar year over year and contributed 9.1% of total advertising revenue in the second quarter of 2010.  Direct marketing and other advertising made up the remainder of the Company’s advertising revenues in the second quarter of 2010.

In general, digital advertising is performing better than print advertising.  In total, revenues from digital advertising increased 0.6% in the second quarter of 2010 compared to the second quarter of 2009, while print advertising declined 9.9% over the same periods.

Circulation revenues contributed 19.8% of the Company’s revenues in the second quarter of 2010 compared to 19.0% in the second quarter of 2009 and 13.5% in the second quarter of 2008.  Most of the Company’s newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

See “Results of Operations” for a discussion of the Company’s revenue performance and contribution by category for the six months ended June 27, 2010, and June 28, 2009.

Recent Events and Trends

Advertising Revenues:

    Advertising revenues in the second quarter of 2010 decreased as a result of the continuing weak economy and the secular shift in advertising demand from print to digital products. However, advertising revenues began to decline at a slower rate in the fourth quarter of 2009 and that trend continued through the second fiscal quarter of 2010.  Advertising revenues were down 8.2% in the second quarter of 2010 compared to an 11.2% decline in the first quarter of 2010 and 20.5% in the fourth quarter of 2009 (all periods compared to the same quarters in the prior years).

    See the revenue discussions in management’s review of the Company’s “Results of Operations”.

Newsprint:

    Newsprint prices are volatile and are largely dependent on global demand and supply for newsprint.  Global demand remains weak but supply has been constrained by closures of newsprint mills, leading to price increases in the second half of 2009 and the first half of 2010. Still, the price paid for newsprint in the second quarter of 2010 remained below the price paid in the second quarter of 2009.  Recently producers announced further price increases and consequently, management expects newsprint prices to increase above current levels.  However, the Company does not yet know whether the full amount of announced newsprint price increases will be implemented or the timing of such increases.

Restructuring Plans and Other Expense Activity:

    In March 2009, the Company announced additional restructuring efforts, which included reducing the Company’s workforce by 15%, or 1,650 positions, freezing of the Company’s pension plans and temporarily suspending Company matching contributions to the 401(k) plan as of March 31, 2009.  The Company’s restructuring plan also involved wage reductions across the Company for additional savings. The Company’s chairman and chief executive officer (CEO) declined his 2008 and 2009 bonuses, and other executive officers did not receive bonuses, for 2008 and 2009. In addition, effective March 30, 2009, the CEO’s base salary was reduced by 15%, other executive officers’ salaries were reduced by 10%, and no bonuses were paid to any employee in 2009.  The Company also reduced the cash compensation, including retainers and meeting fees, paid to its directors by approximately 13%, and the directors declined any stock awards for 2008 and 2009.  Much of the expense reductions from this plan, which are largely permanent in nature, were realized in the second quarter of 2009 through the first quarter of 2010.

Debt Refinancing:

    The Company was a party to a credit agreement, dated as of June 27, 2006 (as amended through May 20, 2009, the “original credit agreement”), which provided for a five-year revolving credit facility and term loans.  On January 26, 2010, the Company entered into an amendment and restatement of the original credit agreement that became effective on February 11, 2010, (the “Amended and Restated

Credit Agreement”) immediately prior to the closing of an offering of $875.0 million of senior secured notes.  The Amended and Restated Credit Agreement is a senior secured credit facility that provides for a $61.0 million term loan and a $237.3 million revolving credit facility, including a $100.0 million letter of credit sub-facility, and extends the term of certain of the credit commitments to July 1, 2013.  In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011.  Non-extended term loans of $17.5 million will mature on June 27, 2011, as will revolving loan commitments of $41.3 million.  The remaining term loans of $43.5 million and revolving loan commitments of $196.0 million under the Amended and Restated Credit Agreement will mature on July 1, 2013.

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.50% Senior Secured Notes due 2017 (the “2017 Notes”) totaling $875.0 million. In addition, the Company completed tender offers for its 7.125% notes due in 2011 (the “2011 Notes”) and 15.75% senior notes due in 2014 (the “2014 Notes”), paying $187.3 million in cash for aggregate principal amounts of $148.0 million of 2011 Notes and $23.9 million of 2014 Notes.

The 2017 Notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and rank equally with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the 2017 Notes are the same as those granted under the Amended and Restated Credit Agreement and include intangible assets, inventory, receivables and certain other assets, but exclude land, buildings, machinery and equipment. See Note 4 to the Condensed Consolidated Financial Statements for an expanded discussion of the 2017 Notes.

Critical Accounting Policies

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s 2009 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to revenue recognition, allowance for doubtful accounts, acquisition accounting, goodwill and intangible impairment, pension and post-retirement benefits, income taxes, and insurance.  There have been no material changes to the Company’s critical accounting policies described in the Company’s 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Second Fiscal Quarter of 2010 Compared to Second Fiscal Quarter of 2009

    The Company reported income from continuing operations in the second fiscal quarter of 2010 of $7.3 million, or $0.09 per share, compared to $42.0 million, or $0.50 per share, in the second fiscal quarter of 2009.  Earnings in the second fiscal quarter of 2009 included, among other items, an after-tax gain of $28.3 million on the extinguishment of debt and $7.4 million (after-tax) of accelerated depreciation on equipment related to the outsourcing of printing operations at various newspapers in the second fiscal quarter of 2009. The Company’s net income in the second fiscal quarter of 2009, including discontinued operations, was $42.2 million, or $0.50 per share.

Revenues:

Revenues in the second fiscal quarter of 2010 were $342.0 million, down 6.4% from revenues of $365.3 million in the second fiscal quarter of 2009.  Advertising revenues were $260.5 million, down 8.2% from the second fiscal quarter of 2009, primarily reflecting the impact of the economic recession. Circulation revenues were $67.7 million in the second fiscal quarter of 2010, down 2.4% from the second fiscal quarter of 2009.

The following summarizes the Company’s revenues by category, which compares the second fiscal quarter of 2010 with the second fiscal quarter of 2009 (dollars in thousands):

	Quarter Ended
	June 27, 2010	June 28, 2009	% Change
Advertising:
Retail	$133,493	$149,442	-10.7%
National	23,647	24,141	-2.0%
Classified:
Auto	21,107	23,627	-10.7%
Employment	14,894	15,148	-1.7%
Real estate	14,790	18,692	-20.9%
Other	22,325	22,690	-1.6%
Total classified	73,116	80,157	-8.8%
Direct marketing
and other	30,284	29,921	1.2%
Total advertising	260,540	283,661	-8.2%
Circulation	67,666	69,351	-2.4%
Other	13,824	12,323	12.2%
Total revenues	$342,030	$365,335	-6.4%

Retail advertising decreased $15.9 million for the second fiscal quarter of 2010, or 10.7%, from the second fiscal quarter of 2009.  Print retail run of press (ROP) advertising decreased $10.3 million for the second fiscal quarter of 2010, or 14.6%, and preprint advertising decreased $6.3 million, or 10.3% in each case, as compared to the second fiscal quarter of 2009.  Digital retail advertising, which is included as part of retail advertising, increased $0.7 million for the second fiscal quarter of 2010, or 3.7% from the second fiscal quarter of 2009.

National advertising decreased $0.5 million for the second fiscal quarter of 2010, or 2.0%, from the second fiscal quarter of 2009. About half of the Company’s newspapers reported growth in total national advertising in the second quarter, but such growth was more than offset by the declines in national advertising at other newspapers. The declines in national revenues were primarily reflected in the banking, telecommunications and travel segments and were partially offset by increases in political, entertainment and automotive spending.  Print national advertising declined $0.7 million, or 3.9%, while digital national advertising increased $0.2 million for the second fiscal quarter of 2010, or 4.6%, from the 2009 quarter.

Classified advertising decreased $7.0 million for the second fiscal quarter of 2010, or 8.8%, from the second fiscal quarter of 2009.  Print classified advertising declined $6.4 million for the second fiscal quarter of 2010, or 11.4% from the second fiscal quarter of 2009, while digital classified advertising decreased $0.6 million for the second fiscal quarter of 2010, or 2.6%, from the second fiscal quarter of 2009. The following is a discussion of the major classified advertising categories for the second fiscal quarter of 2010 compared to the second fiscal quarter of 2009:

•
Automotive advertising decreased $2.5 million, or 10.7%, from the second fiscal quarter of 2009 reflecting lower automotive sales and the consolidation of automotive dealers.  Print automotive advertising declined 13.3%, while digital automotive advertising declined 5.7% from the 2009 quarter.

•
Employment advertising, more than half of which is now digital advertising, decreased $0.3 million, or 1.7%, from the second fiscal quarter of 2009, reflecting a slow recovery from the national slowdown in hiring.  Employment advertising improved month-over-month within the quarter, down 6.2% in April, but up 1.5% and 0.8% in May and June, respectively. Print employment advertising was down 8.5%, but digital employment advertising grew 5.2%.

•
Real estate advertising decreased $3.9 million, or 20.9%, from the second fiscal quarter of 2009 reflecting the continued nationwide slowdown in home sales.  In total, print real estate advertising declined 21.8%, while digital advertising was down 17.9%.

•
Other classified advertising, which includes legal, remembrance and celebration notices, as well as private party advertising, made up about 30.5% of the Company’s classified advertising in the second fiscal quarter of 2010. It was down 1.6% in the second fiscal quarter of 2010 compared to the second fiscal quarter of 2009.  Print other classified advertising decreased 3.2% in the second fiscal quarter of 2010 as compared to the second fiscal quarter of 2009, and digital other classified advertising grew 6.6%.

Digital advertising revenue, which is included in each of the advertising categories discussed above, totaled $47.0 million in the second fiscal quarter of 2010, an increase of 0.6% as compared to the second fiscal quarter of 2009.

Direct marketing advertising grew $0.6 million, or 2.1%, in the second fiscal quarter of 2010 from the second fiscal quarter of 2009.

        Circulation revenues decreased $1.7 million, or 2.4%, in the second fiscal quarter of 2010 from the second fiscal quarter of 2009, primarily reflecting lower circulation volumes offset somewhat by the impact of higher circulation prices that were implemented early in the first and second quarters of 2009 at most of the Company’s newspapers.  Average paid daily circulation declined 6.7%, and Sunday circulation was down 6.8% in the second fiscal quarter of 2010 as compared to the same period in 2009.  The Company expects circulation volumes to remain lower in fiscal 2010 compared to fiscal 2009 reflecting the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses in the second fiscal quarter of 2010 decreased by $35.6 million compared to the second fiscal quarter of 2009.  Operating expenses in the quarter included $0.9 million in severance related to the Company’s restructuring plans, which were largely paid as of the end of the quarter, and $3.4 million of accelerated depreciation on equipment related to the outsourcing of printing operations at one newspaper.  Operating expenses in the second fiscal quarter of 2009 included $4.0 million in compensation-related restructuring charges and $10.6 million of accelerated depreciation on equipment related to the outsourcing of printing operations at various newspapers. The following table summarizes operating expenses, including the impact of restructuring charges included in the operating expenses, in the 2010 and 2009 second fiscal quarters (in thousands):

	Three Months Ended
	June 27,	June 28,	Dollar
	2010	2009	Change
Operating expenses	$284,933	$320,547	$(35,614)
Total restructuring charges	4,295	14,581	(10,286)

Compensation expense	129,934	140,127	(10,193)
Compensation-related restructuring charges	907	4,017	(3,110)

Compensation expenses decreased $10.2 million for the second fiscal quarter of 2010, or 7.3%, from the second fiscal quarter of 2009 and included the restructuring charges discussed above.  Payroll was down 11.7% reflecting an 11.9% decrease in average headcount in the second fiscal quarter of 2010 as compared to the second fiscal quarter of 2009. Fringe benefits costs increased $3.8 million, or 17.9%, from the 2009 quarter primarily reflecting higher retirement costs in 2010, including a $2.7 million supplemental 401(k) plan expense.  The Company recorded curtailment gains (credits) in 2009 when it froze its pension plans and recorded no supplemental 401(k) contribution in 2009 given the decline in cash flow. See Note 5 for an expanded discussion of retirement benefits.

Newsprint and supplement expense was down 28.2% with newsprint expense down 34.3%, primarily reflecting lower newsprint usage and newsprint prices, partially offset by an increase in supplement expense of 0.6%.  Depreciation and amortization expenses were down 17.7% from the second fiscal quarter of 2009. As noted above, the 2009 quarter included $10.6 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers, while the 2010 year included only $3.4 million of like expense. Other operating costs were down 5.3% in the second fiscal quarter of 2010 as compared to the same quarter in 2009, reflecting company-wide efforts to reduce costs, including, among others, reductions in bad debt expense, energy-related expenses and professional services.

Interest:

Interest expense was $49.4 million for the second fiscal quarter of 2010, up 44.1% from interest expense of $34.3 million in the 2009 quarter.  The increase in expense primarily reflects higher interest rates resulting from the Company’s debt refinancing in February 2010, offset partially by lower debt balances. In addition, interest expense in the second quarter of 2010 included a $1.7 million write-off of deferred debt financing fees associated with $70 million of bank term debt repaid during the quarter, while the 2009 quarter included a similar $0.4 million of deferred fee write-off related to a bank amendment.

 Equity Income:

Total income from unconsolidated investments was $3.7 million in the second fiscal quarter of 2010 compared to $1.6 million in the 2009 quarter. The increase primarily reflects stronger earnings from the Company’s internet-related investments.

Gain (Loss) on Extinguishment of Debt

In the second fiscal quarter of 2009, the Company recorded a pre-tax gain on the extinguishment of debt of $44.8 million relating to a private bond exchange offer for cash and 15.75% senior notes due July 15, 2014.

Income Taxes:

The Company recorded an income tax provision of $4.2 million or an effective tax rate of 36.7% for the second fiscal quarter of 2010. The rate is higher than the federal statutory tax rate of 35.0% due primarily to state taxes, which were offset by the resolution of various tax issues in the quarter.

The income tax rate from continuing operations in the second fiscal quarter of 2009 was 25.9%. The rate in the second fiscal quarter of 2009 was reduced primarily by the impact of normal adjustments to the revised year-to-date effective tax rate, offset by accruals related to state income taxes and various discrete tax adjustments.

First Six Months of 2010 Compared to First Six Months of 2009

The Company reported income from continuing operations in the first six months of 2010 of $5.3 million, or $0.06 per share, compared to $4.3 million, or $0.05 per share, for the same period in 2009.   The Company’s net income was $9.5 million, or $0.11 per share, including discontinued operations in the first six months of 2010, compared to $4.7 million, or $0.06 per share, in the first six months of 2009.  Net income in the first six months of both years was impacted by the events discussed in the quarterly results above.

Revenues:

Revenues in the first six months of 2010 were $677.6 million, down 7.3% from revenues of $731.0 million in the same period of 2009.  Advertising revenues were $513.5 million, down 9.7% from advertising in the first six months of 2009, and circulation revenues were $137.4 million, down 0.3% from the first six months of 2009.

Advertising revenues represented 75.8% of total revenues in the first half of fiscal 2010 compared to 77.8% in the same period of 2009.  Retail advertising revenues were 51.5% of advertising in the first half of 2010 compared to 52.3% in the 2009 first half, while classified advertising comprised 27.9% of total advertising versus 28.5% of total advertising in the first half of 2010 and 2009, respectively.  National advertising was 9.6% and 9.1% of total advertising in the first half of 2010 and 2009, respectively.  Direct marketing and other revenues were 11.0% and 10.1% of advertising in 2010 and 2009 first halves, respectively.

Circulation revenues represented 20.3% of total revenues in the first half of 2010 and were 18.9% of revenues in the first half of 2009.

The following summarizes the Company’s revenues by category, which compares the first six months of 2010 with the first six months of 2009 (dollars in thousands):

	Six Months Ended
	June 27, 2010	June 28, 2009	% Change
Advertising:
Retail	$264,299	$297,257	-11.1%
National	49,260	51,695	-4.7%
Classified:
Auto	41,624	47,501	-12.4%
Employment	28,931	32,342	-10.5%
Real estate	29,231	38,430	-23.9%
Other	43,650	43,435	0.5%
Total classified	143,436	161,708	-11.3%
Direct marketing
and other	56,466	57,690	-2.1%
Total advertising	513,461	568,350	-9.7%
Circulation	137,352	137,831	-0.3%
Other	26,782	24,779	8.1%
Total revenues	$677,595	$730,960	-7.3%

Retail advertising decreased $33.0 million, or 11.1%, from the first six months of 2009 and largely reflected the factors discussed in the quarterly results above.  Print ROP advertising decreased $22.3 million, or 15.6%, from the first six months of 2009 and preprint advertising decreased $12.7 million, or 10.5%, from the first six months of 2009.  Digital retail advertising increased $2.1 million, or 6.4%, from the first six months of 2010 driven by increased banner and display advertisements.

National advertising revenues decreased $2.4 million, or 4.7%, from the first six months of 2009. The declines in total national advertising were primarily in the banking, travel and, to a lesser extent, the entertainment segments.  Print national advertising decreased $3.1 million, or 7.6%, while digital national advertising increased $0.7 million, or 6.8%, from the first six months of 2009.

Classified advertising revenues decreased $18.3 million, or 11.3%, from the first six months of 2009 and were impacted generally by the same factors discussed in the quarterly results above.  Print classified advertising declined $16.7 million, or 14.5%, while digital classified advertising decreased $1.6 million, or 3.4%, from the first six months of 2009 due primarily to a decline in digital employment advertising.  The following is a discussion of the major classified advertising categories for the first six months of 2010 compared to the same period in 2009:

•
Automotive advertising decreased $5.9 million, or 12.4%, from the first six months of 2009, reflecting lower automotive sales and the consolidation of automotive dealers.  Print automotive advertising declined 16.4%, while digital advertising was down 4.5%.

•
Employment advertising decreased $3.4 million, or 10.5%, from the first six months of 2009 reflecting a national slowdown in hiring. The six-month declines were reflected both in print employment advertising, down 19.5%, and online employment advertising, down 0.8%. However, the Company saw improvement in employment advertising trends, particularly in the later part of the second quarter of 2010 as discussed above in the quarterly comparison.

•
Real estate advertising decreased $9.2 million, or 23.9%, from the first six months of 2009 reflecting the nationwide slowdown in home sales.  In total, print real estate advertising declined 26.0% while online advertising declined 17.0%.

•
 Other classified advertising was up $0.2 million, or 0.5%, in the first half of 2010 compared to the first half of 2009.  Print other classified advertising decreased 1.4% while digital other classified advertising grew 10.7%.

Digital advertising revenues, which are included in each of the advertising categories discussed above, totaled $91.3 million in the first six months of 2010 and increased 1.3% as compared to the first six months of 2009.

Direct marketing advertising decreased $1.1 million, or 1.9%, from the first six months of 2009 despite growing in the second quarter of the year.

Circulation revenues decreased $0.5 million, or 0.3%, from the first six months of 2009, primarily reflecting the impact of lower circulation volumes.  The impact of lower volumes were partially offset by higher circulation prices that were implemented primarily in the first and second quarters of 2009, but had a delayed effect as subscribers renewed subscriptions throughout 2009 and 2010 (price increases impact home-delivery subscribers as they renew subscriptions).  The Company expects circulation volumes to remain lower in fiscal 2010 compared to fiscal 2009 reflecting primarily the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses decreased $123.1 million, or 17.7%, from the first six months of 2009, as the Company continued to reduce costs to mitigate the impact of revenue declines. Operating expenses in the first half of fiscal 2010 included $4.4 million in severance related to the Company’s continued restructuring program and $3.4 million of accelerated depreciation on equipment related to the outsourcing of printing at one newspaper. Operating expenses in the first half of 2009 included $23.7 million in severance and benefit plan curtailment gain related to the Company’s restructuring plans and $10.6 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. The following table summarizes operating expenses, including the impact of these restructuring charges on operating expenses in the 2010 and 2009 (in thousands):

	Six Months Ended
	June 27,	June 28,	Dollar
	2010	2009	Change
Operating expenses	$573,907	$697,034	$(123,127)
Total restructuring charges	7,820	34,309	(26,489)

Compensation expense	267,570	323,435	(55,865)
Compensation-related restructuring charges	4,432	23,745	(19,314)

Compensation expenses decreased $55.9 million, or 17.3%, from 2009 with $19.3 million of the decrease related to lower restructuring charges in 2010.  Payroll was down 20.7% reflecting a 17.0% decrease in average headcount in the first half of 2010 as compared to the first half of 2009. Fringe benefits costs increased 0.8% from the 2009 period as higher retirement costs in the first half of 2010 were partially offset by lower medical costs.  See Note 5 for an expanded discussion of retirement costs in 2010 compared to 2009.

Newsprint and supplement expense was down 35.0% primarily reflecting lower newsprint prices and usage. Newsprint expense was down 41.2% while supplement expense increased 1.0%.  Depreciation and amortization expenses were down $10.2 million from the first six months of 2009 reflecting the impact of lower accelerated depreciation on equipment related to outsourcing printing operations at various newspapers in 2010 and lower depreciation on other assets as useful lives expired.  Other operating costs were down 11.3% reflecting company-wide efforts to reduce costs, including, among others, reductions in bad debt expense, postage, energy related-expenses and professional services.

Interest:

Interest expense was $90.2 million for the first half of 2010, up 32.2% from interest expense of $68.2 million in the 2009 first half.  The increase in expense primarily reflects higher interest rates resulting from the Company’s debt refinancing offset partially by lower debt balances and other non-cash charges discussed above.

Equity Income (Loss):

The Company reported income from unconsolidated investments of $2.8 million in the first six months of 2010 compared to a loss of $1.5 million in the same period in 2009.  These results were impacted by the same factors discussed in the quarterly review above as well as the inclusion of results of SP Newsprint Company in the first quarter of 2009 (SP was sold in late March 2009).

Gain (Loss) on Extinguishment of Debt:

On February 11, 2010, the Company completed a refinancing of substantially all of its debt maturing in 2011 by amending its credit agreement, issuing $875.0 million of senior secured notes and tendering for certain public notes due in 2011 and 2014.  See an expanded discussion at Note 4 to the financial statements.  The Company paid $31.5 million in fees related to various transactions in the refinancing, most of which were capitalized as deferred financing costs.  However, the Company recognized $7.5 million in loss on debt refinancing and subsequent debt repayments in the first quarter of 2010.

In the second fiscal quarter of 2009, the Company recorded a pre-tax gain on the extinguishment of debt of $44.8 million relating to a private bond exchange offer for cash and 15.75% senior notes due July 15, 2014.

Income Taxes:

The income tax rate from continuing operations for the first half of 2010  was 40.3% compared to 50.8% in 2009 and was impacted by the state tax accruals and the discrete tax adjustments.  See the quarterly results above for a discussion of the tax rate in the first half of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources

The Company’s cash and cash equivalents were $5.9 million as of June 27, 2010, compared to $4.8 million of cash at June 28, 2009, and $6.2 million at the end of fiscal year 2009.  The Company generated $167.4 million of cash from operating activities from continuing operations in the first half of 2010 compared to $43.9 million in the first half of 2009 when it was in the nadir of the economic recession.  The increase in cash from operating activities in 2010 primarily relates to lower expenses and payments as a result of cost restructuring over the past two years.

The Company made no contributions to its qualified pension plan in the first half of 2010. As of December 27, 2009, the projected benefit obligations of the Company’s qualified pension plan exceeded plan assets by $500.0 million. The excess of benefit obligations over pension assets is expected to give rise to an increase in required pension contributions over the next several years. The Pension Relief Act of 2010 (PRA) is expected to provide relief in the funding requirements of the qualified defined benefit pension plan and the Company is studying the impact of the PRA on its  pension funding requirements and its options for obtaining that relief.   The Company currently anticipates making pension contributions in the $11 million range in the second half of 2010 rather than its previously estimated amount of $19 million.  Even with the relief provided, however, management expects future contributions to be substantially higher than the 2010 amounts. Management expects contributions in future years to be manageable using the Company’s existing financing sources and cash from operations.

The Company generated $2.7 million of cash from investing activities primarily due to the receipt of a deposit totaling $6.0 million on the Miami land held for sale.  In 2009, the Company generated $3.8 million of cash from investing activities primarily due to the receipt of $7.7 million in proceeds from selling various assets and $4.1 million received in 2009 from the 2008 sale of its interest in the SP Newsprint Company. These sources of investing cash in both years were partially offset by purchases of property, plant and equipment and other items.

The Company used $170.3 million for financing activities in 2010.  The Company received net proceeds of $864.7 million from the issuance of $875.0 million in senior secured notes (See discussion of debt refinancing under “Debt and Related Matters” below).  The Company used proceeds from the refinancing and cash from operations to repay $330.7 million in revolving bank debt and $485.8 million in term bank debt.  In addition, the Company paid $187.3 million to retire $171.9 million in aggregate principal of notes that would have matured in 2011 and 2014.  The Company paid $31.5 million in costs associated with the refinancing transactions, most of which were recorded as deferred financing charges and the rest recorded as a loss on debt extinguishment.

During the second quarter of fiscal 2009, the Company repaid $31 million in bonds due on April 15, 2009.  The Company also paid an aggregate of $6.4 million in cash ($3.4 million in payments to bondholders) and related expenses and issued $24.2 million of 15.75% senior notes due July 15, 2014, in total consideration to retire $102.8 million in publicly traded debt securities in its June 2009 private exchange offer.

The Company suspended the payment of dividends after the payment of the first-quarter dividend in 2009.

The Company has $17.5 million of bank term debt due on June 27, 2011, and $18.2 million of 7.125% notes due on June 1, 2011, which are expected to be refinanced using the Company’s bank revolving credit that matures on July 1, 2013. See an expanded discussion of the Company’s debt in Note 4 to the condensed consolidated financial statements and in the debt discussion below.

While the Company expects that most of its cash flow generated from operations in the foreseeable future will be used to repay debt, management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures.

Debt and Related Matters

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

Debt Refinancing:

On January 26, 2010, the Company entered into an amendment and restatement to the original credit agreement that became effective on February 11, 2010 (the “Amended and Restated Credit Agreement”), immediately prior to the closing of an offering of $875.0 million of senior secured notes. The Amended and Restated Credit Agreement is a senior secured credit facility that provides for a $61.0 million term loan and a $237.3 million revolving credit facility, including a $100.0 million letter of credit sub-facility, and extends the term of certain of the credit commitments to July 1, 2013.  In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011.  Non-extended term loans of $17.5 million will mature on June 27, 2011 as will revolving loan commitments of $41.3 million.  The remaining term loans of $43.5 million and revolving loan commitments of $196.0 million under the Amended and Restated Credit Agreement will mature on July 1, 2013.

Long-term debt includes bank term debt of $17.5 million due on June 27, 2011, and 7.125% notes due on June 1, 2011 of $18.2 million which are not classified as current portion of long-term debt because the debt is expected to be refinanced using the Company’s bank revolving credit, which matures on July 1, 2013.

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.50% Senior Secured Notes due February 15, 2017 (the “2017 Notes”), totaling $875.0 million. The notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and rank equally with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the loans made under the Amended and Restated Credit Agreement and the 2017 Notes include intangible assets, inventory, receivables and certain other assets, but exclude land, buildings, machinery and equipment. In addition, the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due in 2014, paying $187.3 million in cash for aggregate principal amounts of $148.0 million of 2011 Notes and $23.9 million of 2014 Notes.

At June 27, 2010, the Company had outstanding letters of credit totaling $54.3 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. As a result of the refinancing, no revolving loans were outstanding as of the end of the second quarter of 2010.  In addition, a total of $183.0 million was available under the Company’s revolving facility under the Amended and Restated Credit Agreement.

Debt under the Amended and Restated Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points.  In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement).  In the case of a LIBOR spread, the Restated and Amended Credit Agreement sets a floor on LIBOR for the purposes of interest payments under the Amended and Restated Credit Agreement of no less than 300 basis points.  A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement). The Company currently pays interest on borrowings under the Amended and Restated Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and pays 50.0 basis points for commitment fees.

The Amended and Restated Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) of at least 1.50 to 1.00 from the quarter ending in March 2010 through the quarter ending in September 2011; increasing it to 1.60 to 1.00 from the quarter ending in December 2011 through the quarter ending in September 2012; and further increasing to 1.70 to 1.00 thereafter. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) of no more than 6.75 to 1.00 from the quarter ending in March 2010 through the quarter ending December 2010; decreasing to 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; decreasing to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012; and decreasing to 6.00 to 1.00 thereafter.

 At June 27, 2010, the Company’s consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) was 4.4 to 1.00 and its consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) was 3.0 to 1.00 and the Company was in compliance with all financial debt covenants.  Over the course of 2010, the Company’s interest coverage ratio is expected to decline—but remain within covenant levels—as a result of higher interest expense from the Amended and Restated Credit Agreement and issuance of the 2017 Notes.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.  If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

The Amended and Restated Credit Agreement includes requirements for mandatory prepayments of bank debt from certain sources of cash, including from the sale of the Miami land, limitations on cash dividends allowed to be paid at certain leverage levels and other covenants, including, limitations on the incurrence of additional debt, the ability to retire public bonds early, the disposition of assets, the granting of liens, transactions with affiliates and certain investments.

Substantially all of the Company’s subsidiaries have guaranteed the Company’s obligations under the Amended and Restated Credit Agreement and 2017 Notes (“senior secured debt”).  In addition, the Company has granted a security interest to the banks that are a party to the Amended and Restated Credit Agreement and the trustee under the indenture governing the 2017 Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any land, buildings, machinery and equipment (PP&E) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company.

Senior Secured Notes:

The 2017 Notes are governed by an indenture that includes a number of covenants that are applicable to the Company and its restricted subsidiaries.  The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 2017 Notes.  These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

Credit Ratings:

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

Debt Ratings
Senior Secured Credit Facility:
S & P	B-
Moody’s	B1

Senior Secured Notes:
S & P	B-
Moody’s	B1

Unsecured Notes:
S & P	CCC
Moody’s	Caa2

Corporate Family Rating:
S & P	B-
Moody’s	Caa1

Off-Balance-Sheet Arrangements:

As of June 27, 2010, the Company did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

As of June 27, 2010, there were no significant changes to the Company’s contractual obligations, except for the repayment of $113.4 million in debt principal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Amended and Restated Credit Agreement bears interest at a minimum LIBOR rate of 300 basis points plus a spread ranging from 425.0 to 575.0 basis points.  Giving effect to the refinancing discussed in Note 4 to the Condensed Consolidated Financial Statements, approximately 96.7% of the Company’s outstanding debt is at a fixed rate and 3.3% is at variable or floating rates. The floating rate is subject to the 300 basis point LIBOR floor discussed above.  Accordingly, the Company’s exposure to interest rate risk is limited and the Company has no hedging contracts for interest rate risk.

See the discussion at “Recent Events and Trends - Operating Expenses” for the impact of market changes on the Company’s newsprint and pension costs.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission Rules and Forms.

        Changes in internal control over financial reporting:

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to our Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Forward-Looking Information:

This report on Form 10-Q contains forward-looking statements regarding the Company’s actual and expected financial performance and operations.  These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about our ability to consummate contemplated sales transactions for our assets or investments, which may enable debt reduction on anticipated terms, our customers and the markets in which we operate, advertising revenues, the effect of revenues on the fair value of our reporting units, our impairment analyses and our evaluation of the factors pertinent thereto, the economy, our pension plans, including our assumptions regarding return on pension plan assets and assumed discount rates, newsprint costs, our restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures, litigation, sufficiency of capital resources, possible acquisitions and investments, and our future financial performance.  Such statements are subject to risks, trends and uncertainties.  Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.  For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly in the section entitled “Risk Factors”  and in the documents which we incorporate by reference, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in our forward-looking statements: the duration and depth of the economic recession; McClatchy might not generate cash from operations, or otherwise, necessary to reduce debt or meet debt covenants as expected; McClatchy might not consummate contemplated transactions to enable debt reduction on anticipated terms or at all; McClatchy might not achieve its expense reduction targets or might do harm to its operations in attempting to achieve such targets; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; increases in the cost of newsprint; bankruptcies or financial strain of its major advertising customers; litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased consolidation among major retailers in our markets or other events depressing the level of advertising; our inability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; decreased circulation and diminished revenues from retail, classified and national advertising; and other factors, many of which are beyond our control.

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

The United States economy is undergoing an extended period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence have weakened the economic climate in all of the markets in which the Company does business and have had and are expected to continue to have an adverse effect on the Company’s advertising revenues. Classified advertising revenues have continued to decline since late 2006 and advertising revenues declined across the board from 2008 through the first half of 2010.  To the extent these economic conditions continue or worsen, the Company’s business and advertising revenues will be adversely affected, which could negatively impact the Company’s operations and cash flows and the Company’s ability to meet the covenants in its senior secured credit agreement. In addition, seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate. Second-and fourth-quarter advertising revenues are typically higher than first-and third-quarter advertising revenues, reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season. If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, we may not be able to grow or maintain our revenues for the year, which would have an adverse effect on the Company’s business and financial results.

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

The Company recorded masthead impairment charges of $59.6 million in 2008 and $3.0 billion of goodwill and masthead impairment charges in 2007 reflecting the economic downturn and the decline in the price of the Company’s publicly traded common stock. Should general economic, market or business conditions continue to decline and continue to have a negative impact on the Company’s stock price, the Company may be required to record additional impairment charges.

The Company has $1.8 billion in total consolidated debt principal, which subjects the Company to significant interest rate and credit risk.

As of June 27, 2010, the Company had approximately $1.8 billion in total principal indebtedness outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Debt service costs are subject to interest rate changes as well as any changes in the Company’s leverage ratio (ratio of debt to operating cash flow as defined in the Company’s existing senior secured credit agreement with its banks). Higher leverage ratios could increase the level of debt service costs and also affect the Company’s future ability to refinance maturing debt or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.  On February 11, 2010, Standard & Poor’s upgraded its corporate credit rating on the Company to “B-” from “CC”, with a stable rating outlook, and the ratings on the Company’s bonds and senior secured credit facility were upgraded from “C” to “B-” (including the Company’s 11.5% Senior Secured Notes due 2017).  On February 11, 2010, Moody’s upgraded its corporate credit rating on the Company to “Caa1” from “Caa2” with a stable rating outlook, and the ratings on the Company’s unsecured bonds were upgraded from “Caa3” to “Caa2” and Moody’s issued a “B1” rating on the Company’s 11.5% Senior Secured Notes due 2017 and senior secured credit facility.

Covenants in the indenture governing the Company’s 11.50% Senior Secured Notes due 2017 (the “2017 Notes”) and its senior secured credit facility will restrict the Company’s operations in many ways.

The indenture governing the 2017 Notes and the senior secured credit facility contain various covenants that limit, subject to certain exceptions, the Company’s ability and/or its restricted subsidiaries’ ability to, among other things:

   • incur liens or additional debt or provide guarantees;
   • issue redeemable stock and preferred stock;
•	pay dividends or make distributions on capital stock or repurchase capital stock or repurchase outstanding notes or debentures prior to their stated maturity;
   • make loans, investments or acquisitions;
   • enter into agreements that restrict distributions from the Company’s subsidiaries;
•	create or permit restrictions on the ability of its subsidiaries to pay dividends or distributions or guarantee debt or create liens;
         • sell assets and capital stock of its subsidiaries;
         · enter into certain transactions with its affiliates; and dissolve, liquidate, consolidate or merge with or into, or sell substantially all its assets to another person.

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

As of June 27, 2010, the Company had approximately $1.8 billion in total principal indebtedness, $875.0 million of which consisted of the notes that were issued on February 11, 2010, and $61.0 million of which consisted of borrowings under its senior secured credit facility with the remainder in the form of unsecured publicly traded notes maturing in part in 2011, 2014, 2017, 2027 and 2029.  While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced in the future.  Access to the capital markets for longer-term financing is currently restricted due to the unprecedented and ongoing turmoil in the capital markets.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Newsprint accounted for 8.7% of McClatchy’s operating expenses for the second fiscal quarter of 2010.  Accordingly, earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

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

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of June 27, 2010, approximately 5.81% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times through 2012. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

The Company will be required to make greater cash contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

       The poor capital markets of 2008 that have affected all investments impacted the funds in the Company’s pension plans, which had poor returns in 2008. However, strong returns in 2009 helped offset a portion of this impact, but, as a result of the plans’ lower assets, the projected benefit obligations of the Company’s qualified pension plans exceeded plan assets by $500.0 million as of December 27, 2009. The excess of benefit obligations over pension assets is expected to give rise to an increase in required pension contributions over the next several years.  The Pension Relief Act of 2010 (PRA) provides relief in the funding requirements of the qualified defined benefit pension plan, and the Company is studying the impact of the PRA on its pension-funding requirements and its options for obtaining that relief.   The Company currently anticipates making pension contributions in the $11 million range in the second half of 2010, rather than its previously estimated amount of $19 million.  Even with the relief provided, however, management expects future contributions to be substantially higher than the 2010 amounts.  In addition, poor capital market performance and/or lower long-term interest rates may result in greater annual contributions.

The Company has invested in certain internet ventures, but such ventures may not be as successful as expected, which could adversely affect the results of operations of the Company.

The Company continues to evaluate its business and make strategic investments in digital ventures, either alone or with partners, to further its growth in its online businesses. There can be no assurances that these investments or partnerships will result in advertising growth or will produce equity income or capital gains in future years.

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
• attract advertisers to its websites;
• maintain or increase the advertising rates on its websites;
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
• a growing preference among some consumers to receive all or a portion of their news from sources other than newspapers;
• increases in subscription and newsstand rates; and
• declining discretionary spending by consumers affected by negative economic conditions.

These factors could also affect the Company’s newspapers’ ability to institute circulation price increases for print products.  A prolonged reduction in circulation would have a material adverse effect on advertising revenues. To maintain its circulation base, the Company may be required to incur additional costs, which it may not be able to recover through circulation and advertising revenues.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company suspended its dividend after the payment of the first quarter dividend in fiscal 2009. Also, the Company is restricted by its Amended and Restated Credit Agreement from paying dividends after June 28, 2009, when its leverage is greater than three times its earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the agreement.

ITEM 6. EXHIBITS

Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 46 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company

August 6, 2010	By: /s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
August 6, 2010	By: /s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit		Description

2.1	*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1	*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2	*	The Company’s Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed July 28, 2008.

4.1	*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1	*
Credit Agreement dated June 27, 2006, by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.2	*
Amendment No. 1 to Credit Agreement dated March 28, 2007, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 99.1 in the Company’s Current Report on Form 8-K filed April 2, 2007.

10.3	*
Amendment No. 2 to Credit Agreement dated July 30, 2007, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed July 31, 2007.

10.4	*
Amendment No. 3 to Credit Agreement dated March 28, 2008, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed March 31, 2008.

10.5	*
Amendment No. 4 to Credit Agreement dated as of September 26, 2008, by and among The McClatchy Company, the lenders under its Credit Agreement dated June 27, 2006, and amended on March 28, 2007, July 19, 2007, and March 28, 2008 (the “Credit Agreement”), by and among The McClatchy Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and other lenders thereto and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.6	*
Amendment No. 5 to Credit Agreement dated May 20, 2009, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed May 21, 2009.

Exhibit		Description

10.7	*
Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on February 17, 2010.

10.8	*
Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement, included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.9	*
Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent, included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.10	*
General Continuing Guaranty dated May 4, 2007, by each Material Subsidiary in favor of the Lenders party to the Credit Agreement dated June 27, 2006, by and between The McClatchy Company, the Lenders and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ending on April 1, 2007.

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