Form 10-Q/A
period 2010-08-11
MCCLATCHY CO
filed 2010-08-11
CIK 1056087

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

Explanatory Note

   The McClatchy Company (the “Company”) is filing this Amendment No. 1 to Form 10-Q to correct a typographical error on page 36 that inadvertently transposed the Company’s consolidated interest coverage ratio and its consolidated leverage ratio as of June 27, 2010. The following paragraph correctly reports these amounts:

At June 27, 2010, the Company’s consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) was 3.0 to 1.00 and its consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) was 4.4 to 1.00 and the Company was in compliance with all financial debt covenants.  Over the course of 2010, the Company’s interest coverage ratio is expected to decline—but remain within covenant levels—as a result of higher interest expense from the Amended and Restated Credit Agreement and issuance of the 2017 Notes.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.  If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

    There have been no changes from the original Form 10-Q other than as described above. This amendment does not otherwise update information in the original Form 10-Q. Pursuant to Rule 12b-15, currently dated certifications of the Chief Executive Officer and the Chief Financial Officer are provided.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company

August 11, 2010	By:/s/Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
August 11, 2010	By:/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.