Form 10-Q
period 2010-11-05
MCCLATCHY CO
filed 2010-11-05
CIK 1056087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 26, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________________ to _______________________________
Commission file number:	1-9824

(Exact name of registrant as specified in its charter)
Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2100 “Q” Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer [   ]  Accelerated filer [ X ]    Non-accelerated filer   [   ] (Do not check if smaller reporting company)
Smaller reporting company [   ]  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).
[ ]	Yes	[X]	No
 As of October 29, 2010, the registrant had shares of common stock as listed below outstanding:
Class A Common Stock	60,155,042
Class B Common Stock	24,800,962

THE McCLATCHY COMPANY

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands, except share amounts)

ASSETS	September 26,	December 27,
CURRENT ASSETS:	2010	2009
Cash and cash equivalents	$2,376	$6,157
Trade receivables – (less allowance of $8,410 in 2010 and $10,298 in 2009)	156,790	205,840
Other receivables	13,843	9,660
Newsprint, ink and other inventories	32,296	36,374
Deferred income taxes	24,761	23,648
Income tax receivable	2,838	10,019
Land and other assets held for sale	4,756	6,390
Other current assets	16,329	23,153
	253,989	321,241
PROPERTY, PLANT AND EQUIPMENT:
Land	195,423	195,918
Building and improvements	390,007	389,803
Equipment	797,402	800,034
Construction in progress	4,767	3,091
	1,387,599	1,388,846
Less accumulated depreciation	(667,794)	(621,266)
	719,805	767,580
INTANGIBLE ASSETS:
Identifiable intangibles – net	667,887	711,758
Goodwill	1,006,020	1,006,020
	1,673,907	1,717,778

INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	330,716	322,109
Other assets	192,070	174,191
	522,786	496,300
TOTAL ASSETS	$3,170,487	$3,302,899

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 26,	December 27,
CURRENT LIABILITIES:	2010	2009
Accounts payable	$49,184	$46,240
Accrued compensation	92,933	86,969
Income taxes payable	4,246	11,453
Unearned revenue	77,321	78,908
Accrued interest	20,974	21,148
Other accrued liabilities	18,951	18,492
	263,609	263,210

NON-CURRENT LIABILITIES:
Long-term debt	1,762,068	1,896,436
Deferred income taxes	226,589	243,167
Pension and post-retirement obligations	592,021	604,701
Other long-term obligations	130,041	125,196
	2,710,719	2,869,500
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A - authorized 200,000,000 shares, issued
60,168,831 in 2010 and 59,705,101 in 2009	602	597
Class B - authorized 60,000,000 shares,
issued 24,800,962 in 2010 and 2009	248	248
Additional paid-in capital	2,211,528	2,207,122
Accumulated deficit	(1,761,700)	(1,783,101)
Treasury stock at cost, 96,991 shares in 2010 and 37,902 shares in 2009	(464)	(153)
Accumulated other comprehensive loss	(254,055)	(254,524)
	196,159	170,189
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,170,487	$3,302,899

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
REVENUES - NET:
Advertising	$249,134	$266,120	$762,595	$834,470
Circulation	66,383	69,029	203,735	206,860
Other	12,193	12,241	38,975	37,020
	327,710	347,390	1,005,305	1,078,350
OPERATING EXPENSES:
Compensation	126,574	130,048	394,144	453,483
Newsprint and supplements	32,962	33,312	97,925	133,183
Depreciation and amortization	32,651	32,678	100,373	110,685
Other operating expenses	85,184	90,985	258,836	286,706
	277,371	287,023	851,278	984,057

OPERATING INCOME	50,339	60,367	154,027	94,293

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(44,032)	(34,549)	(134,248)	(102,775)
Interest income	449	9	520	46
Equity income in unconsolidated companies, net	5,368	5,378	8,153	3,849
Gain (loss) on extinguishment of debt	-	(680)	(7,519)	44,149 44,149
Other - net	42	20	146	(314)
	(38,173)	(29,822)	(132,948)	(55,045)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION	12,166	30,545	21,079	39,248
INCOME TAX PROVISION	85	6,944	3,678	11,368
INCOME FROM CONTINUING OPERATIONS	12,081	23,601	17,401	27,880
INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET OF INCOME TAXES	(161)	(38)	4,000	381
NET INCOME	$11,920	$23,563	$21,401	$28,261

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$0.14	$0.28	$0.20	$0.33
Income from discontinued operations	-	-	.05	-
Net income per share	$0.14	$0.28	$0.25	$0.33
Diluted:
Income from continuing operations	$0.14	$0.28	$0.20	$0.33
Income from discontinued operations	-	-	.05	-
Net income per share	$0.14	$0.28	$0.25	$0.33

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	84,834	84,052	84,695	83,565
Diluted	85,458	84,061	85,443	83,579

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	September 26,	September 27,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$17,401	$27,880
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	100,373	110,685
Employee benefit expense	4,230	1,358
Stock compensation expense	3,545	1,440
Equity income in unconsolidated companies	(8,153)	(3,849)
Contribution to pension plan	(8,235)	-
Loss (gain) on extinguishment of debt	7,519	(44,149)
Write-off of deferred financing costs	2,148	364
Other	7,408	8,714
Changes in certain assets and liabilities:
Trade receivables	49,050	74,226
Inventories	4,078	15,054
Other assets	5,114	(2,915)
Accounts payable	4,803	(28,066)
Accrued compensation	5,964	(24,009)
Income taxes	(22,660)	(39,161)
Other liabilities	(4,937)	(12,545)
Net cash provided by operating activities of continuing operations	167,648	85,027
Net cash used by operating activities of discontinued operations	(743)	(6,879)
Net cash provided by operating activities	166,905	78,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,646)	(11,227)
Proceeds from sale of property, plant and equipment	3,157	10,699
Proceeds from sale of investment	-	4,214
Deposit for Miami land	6,000	-
Equity investments and other	(120)	(23)
Net cash provided (used) by investing activities of continuing operations	(609)	3,663
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	864,710	-
Net repayments of revolving bank debt	(310,700)	(22,730)
Repayment of term debt	(505,765)	(2,000)
Purchase of notes	(187,339)	-
Payment of financing costs	(31,538)	(5,665)
Extinguishment of public notes and related expenses	-	(38,050)
Payment of cash dividends	-	(14,905)
Other - principally stock transactions	555	771
Net cash used by financing activities	(170,077)	(82,579)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,781)	(768)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,157	4,998
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,376	$4,230
OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	26,723	55,806
Interest (net of capitalized interest)	114,704	88,162
Other non-cash financing activities:
Issuance of senior notes and future interest in debt exchange	-	43,503
Carrying value of unsecured notes exchanged for senior notes in debt exchange	-	(89,423)
See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Par Value		Paid-In	Accumulated	Comprehensive	Treasury
	Class A	Class B	Capital	Deficit	Income (Loss)	Stock	Total
BALANCES, DECEMBER 28, 2009	$597	$248	$2,207,122	$(1,783,101)	$(254,524)	$(153)	$170,189
Net income
Other comprehensive income (loss), net of tax:				21,401			21,401
Pension and postretirement plans:
Unamortized gain/prior service credit					280		280
Other comprehensive income related to investments in unconsolidated companies					189		189
Other comprehensive income							469
Total comprehensive income							21,870
Issuance of 463,730 Class A shares under stock plans	5		861				866
Stock compensation expense			3,545				3,545
Purchase of 59,089 shares of treasury stock						(311)	(311)
BALANCES, SEPTEMBER 26, 2010	$602	$248	$2,211,528	$(1,761,700)	$(254,055)	$(464)	$196,159

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the Company or McClatchy) is the third-largest newspaper publisher in the United States based upon daily circulation, with 30 daily newspapers and 43 non-dailies in 29 markets across the country.  McClatchy also operates leading local websites and direct marketing operations in each of its markets, which complement its newspapers and extend its audience reach in each market.  The Company’s newspapers include, among others, The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also owns a portfolio of digital assets, including 14.4% of CareerBuilder LLC, the nation’s largest online jobs website, 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as the auto website Cars.com and the rental site Apartments.com, and 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com. McClatchy’s Class A common stock is listed on the New York Stock Exchange under the symbol MNI.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of normal recurring items) to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 27, 2009.

Stock - based compensation – All share-based payments to employees, including grants of employee stock options, stock appreciation rights and restricted stock under equity incentive plans and purchases under the employee stock purchase plan (ESPP), are recognized in the financial statements based on their fair values.  As of September 26, 2010, the Company had six stock-based compensation plans.  Total stock-based compensation expense was $1.4 million and $3.5 million for the three and nine months ended September 26, 2010, respectively, and was $0.5 million and $1.4 million for the three and nine months ended September 27, 2009, respectively.

Income taxes – The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Current accounting standards in the United States prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns.  The Company recognizes accrued interest related to unrecognized tax benefits in interest expense.  Accrued penalties are recognized as a component of income tax expense.  There were no significant changes to the Company’s unrecognized tax benefits recorded on the Company’s balance sheet in the third quarter or first nine months of fiscal 2010.

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

Long-term debt.  The fair value of long-term debt is determined based on a number of observable inputs including the current market activity of the Company’s publicly traded notes and bank debt, trends in investor demand and market values of comparable publicly traded debt.  As of September 26, 2010, the estimated fair value of long-term debt was $1.59 billion compared to a carrying value of $1.76 billion.

Comprehensive income (loss) – The Company records changes in its net assets from non-owner sources in its Statement of Stockholders’ Equity.  The following table summarizes the composition of total comprehensive income (loss) (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net income	$11,920	$23,563	$21,401	$28,261
Pension amortization from other comprehensive income (loss), net of tax	115	(186)	280	26,632
Other comprehensive income related to equity investments	994	478	189	548
Total comprehensive income	$13,029	$23,855	$21,870	$55,441

Earnings per share (EPS) – Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock options and restricted stock and are computed using the treasury stock method.  The weighted average anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for the three and nine months ended September 26, 2010, were 5.4 million for both periods, and were 6.2 million and 6.4 million for the three and nine months ended September 27, 2009, respectively.

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

NOTE 2.   INVESTMENTS IN UNCONSOLIDATED COMPANIES AND OTHER ASSETS

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of September 26, 2010 and December 27, 2009 (dollars in thousands):

Company	% Ownership Interest	September 26, 2010	December 27, 2009
CareerBuilder, LLC	14.4	$219,986	$218,736
Classified Ventures, LLC	25.6	92,236	81,538
Seattle Times Company (C-Corporation)	49.5	-	-
HomeFinder, LLC	33.3	3,409	5,048
Ponderay (general partnership)	27.0	12,621	13,754
Other	Various	2,464	3,033
		$330,716	$322,109

The Company uses the equity method of accounting for a majority of investments.   During the nine months ended September 26, 2010, McClatchy’s proportionate share of net income from one investee listed in the table above was greater than 20% of McClatchy’s consolidated net income before taxes.  Summarized income statement information for this company for the first nine months of 2010 and 2009 follows (in thousands):

	Nine Months Ended
	September 26, 2010	September 27, 2009
Revenues	$246,321	$231,539
O Operating income	56,911	49,815
Net income	46,635	37,679

As part of the Company’s acquisition of Knight-Ridder, Inc. in 2006, the Company acquired 10 acres of land in Miami.  This land is under contract to be sold for gross proceeds of $190.0 million pursuant to a sale agreement originally entered into in March 2005. In December 2009, the closing date under the terms of the sales contract (as amended) was extended to January 31, 2011.

The Company determined the fair value of the land at December 27, 2009 by developing an analysis that included, among other things, the consideration of the existing sales contract. The carrying value was determined to be $151.0 million.  As indicated above, the closing date under the sales contract was extended until January 31, 2011, and should the buyer fail to close by that date further analysis will be required to determine the fair value of the land, which may result in an additional impairment. The Company has received a total of $16.0 million in non-refundable deposits since 2007 from the buyer and is entitled to a termination fee of $7.0 million should the buyer fail to close the transaction.

NOTE 3. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, along with their weighted-average amortization periods consisted of the following as of September 26, 2010 and December 27, 2009 (in thousands):

	September 26, 2010
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(349,803)	$454,037	14 years
Other	37,070	(29,607)	7,463	8 years
Total	$840,910	$(379,410)	461,500

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			667,887
Goodwill			1,006,020
Total intangible assets and goodwill			$1,673,907

	December 27, 2009
				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(307,177)	$496,663	14 years
Other	37,066	(28,358)	8,708	8 years
Total	$840,906	$(335,535)	505,371

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387
Total			711,758
Goodwill			1,006,020
Total intangible assets and goodwill			$1,717,778

Changes in indefinite lived intangible assets and goodwill as of September 26, 2010, consisted of the following (in thousands):

	Original Gross Amount	Accumulated Impairment	Carrying Amount
Mastheads and other	$683,000	$(476,613)	$206,387
Goodwill	3,581,016	(2,574,996)	1,006,020
Total	$4,264,016	$(3,051,609)	$1,212,407

Amortization expense for continuing operations was $14.7 million and $14.8 million in the three months ended September 26, 2010, and September 27, 2009, respectively; and was $44.0 million and $44.5 million for the nine months ended September 26, 2010, and September 27, 2009, respectively. The estimated amortization expense for the remainder of fiscal 2010 and the five succeeding fiscal years is as follows (in thousands):

Amortization
Year	Expense

2010 (remaining)	$14,649
2011	57,538
2012	57,363
2013	56,223
2014	51,745
2015	47,266

NOTE 4.   LONG-TERM DEBT

As of September 26, 2010, and December 27, 2009, long-term debt consisted of the following (in thousands):

	September 26, 2010	December 27, 2009
Term A bank debt, interest of 7.3% at September 26, 2010 and 4.2% at December 27, 2009	$41,035	$546,800
Revolving bank debt, interest of 4.5% at September 26, 2010 and 4.2% at December 27, 2009	20,000	330,700
Notes:
$875 million 11.50% senior secured notes due in 2017	865,612	-
$375 thousand 15.75% senior notes due in 2014(1)	552	41,120
$18 million 7.125% debentures due in 2011	18,187	167,001
$169 million 4.625% debentures due in 2014	156,899	154,694
$347 million 5.750% debentures due in 2017	324,030	321,594
$89 million 7.150% debentures due in 2027	82,396	82,099
$276 million 6.875% debentures due in 2029	253,357	252,428
Long-term debt	$1,762,068	$1,896,436
________
(1)	Includes future interest to be paid on these notes.

At December 27, 2009, prior to the refinancing transaction discussed below, the Company’s bank debt consisted of a credit facility entered into on June 27, 2006 (as amended through May 20, 2009, the “original credit agreement”), that provided for a $1.14 billion senior secured credit facility and that was originally established in connection with the acquisition of Knight-Ridder, Inc.  At December 27, 2009, the Company’s original credit agreement consisted of a $590.0 million, five-year revolving credit facility and a $546.8 million, five-year term loan. Both the term loan and the revolving credit facility under the original credit agreement were due on June 27, 2011.  This agreement was amended and restated in connection with the debt refinancing transaction discussed below.

The Company’s outstanding notes are stated net of unamortized discounts (totaling $73.7 million and $69.4 million as of September 26, 2010, and December 27, 2009, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006, acquisition of Knight Ridder and the issuance of the 11.50% senior secured notes at an original issue discount.

Long-term debt includes $11.8 million of bank term debt and $3.4 million of revolver debt due on June 27, 2011, and $18.2 million of 7.125% notes due on June 1, 2011, which are expected to be refinanced using the Company’s bank revolving credit, which matures on July 1, 2013.

 In accounting for the refinancing discussed below, management analyzed the transactions on an individual lender basis in accordance with relevant accounting guidance as it relates to debt modification or extinguishment.  The Company recognized $7.5 million in loss on debt refinancing and subsequent debt payments in 2010.

Debt Refinancing:

On January 26, 2010, the Company entered into an amendment to the original credit agreement that became effective on February 11, 2010, immediately prior to the closing of an offering of $875.0 million of senior secured notes. The original credit agreement was amended and restated in its entirety (the “Amended and Restated Credit Agreement”).  Pursuant to this amendment, the Amended and Restated Credit Agreement is a senior secured credit facility that provides for a $41.0 million term loan and a $236.4 million revolving credit facility, including a $100.0 million letter of credit sub-facility and extended the term of certain of the credit commitments to July 1, 2013.  In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011.  Non-extended term loans of $11.8 million will mature on June 27, 2011, as will revolving loan commitments of $40.4 million.  The remaining term loans of $29.2 million and revolving loan commitments of $196.0 million under the Amended and Restated Credit Agreement will mature on July 1, 2013.

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.50% Senior Secured Notes due February 15, 2017 (the “2017 Notes”), totaling $875.0 million. The 2017 Notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and rank pari passu with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the loans made under the Amended and Restated Credit Agreement and the 2017 Notes include intangible assets, inventory, receivables and certain other assets, but exclude land, buildings, machinery and equipment. In addition, in February 2010, the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due in 2014, paying $187.3 million in cash for aggregate principal amounts of $148.0 million of 2011 notes and $23.9 million of 2014 notes.

The 2017 Notes were originally issued in a private placement.  In August 2010, the original 2017 Notes were exchanged for new 2017 Notes that have terms that are substantially identical to the original notes, except that the exchange notes are not subject to transfer restrictions or registration rights relating to the original notes and the exchanged 2017 Notes were issued in an offering registered with the U.S. Securities and Exchange Commission and are now publicly traded. The original guarantees on the 2017 Notes were exchanged for guarantees with terms that are substantially identical to the original guarantees, except that the exchange guarantees are not subject to the transfer restrictions or registration rights relating to the original guarantees.

Debt under the Amended and Restated Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points.  In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement).  In the case of a LIBOR spread, the Amended and Restated Credit Agreement sets a floor on LIBOR for the purposes of interest payments of no less than 300 basis points (except for working capital borrowings, which are not subject to the 300 basis point floor and are limited to $120 million and a 30 day term).  A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement). The Company currently pays interest on borrowings under the Amended and Restated Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and pays 50.0 basis points for commitment fees.

The Amended and Restated Credit Agreement contains quarterly financial covenants, including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) of at least 1.50 to 1.00 from the quarter ending in March 2010 through the quarter ending in September 2011; increasing to 1.60 to 1.00 from the quarter ending in December 2011 through the quarter ending in September 2012; and further increasing to 1.70 to 1.00 thereafter. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) of not more than 6.75 to 1.00 from the quarter ending in March 2010 through the quarter ending December 2010; declining to 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; declining to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012 and declining to 6.00 to 1.00 thereafter.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.  If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.  As of September 26, 2010, Company was in compliance with all financial debt covenants.

The Amended and Restated Credit Agreement includes requirements for mandatory prepayments of bank debt from certain sources of cash, including from the sale of the Miami land, limitations on cash dividends allowed to be paid at certain leverage levels and other covenants, including limitations on the incurrence of additional debt, the ability to retire public bonds early, the disposition of assets, the granting of liens, transactions with affiliates and certain investments.

The 2017 Notes are governed by an indenture entered into on February 11, 2010, which includes a number of covenants that are applicable to the Company and its restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 2017 Notes.  These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt; make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

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

At September 26, 2010, the Company had outstanding letters of credit totaling $54.3 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. The Company had $162.1 million available under its revolving credit facilities under its Amended and Restated Credit Agreement.

The following table presents the approximate annual maturities of debt as of September 26, 2010, based upon the Company’s required payments, for the next five years and thereafter (in thousands):

Year	Payments (1)
2011	$33,413
2012	59
2013	45,886
2014	169,313
2015	-
Thereafter	1,587,056
Debt principal	$1,835,727
________

(1)      Includes future interest to be paid on $375,000 of 15.75% notes due in 2014.

NOTE 5.  EMPLOYEE BENEFITS

The Company sponsors a defined benefit pension plan (retirement plan), which covers a majority of its employees. The retirement plan was frozen in March 2009 as discussed below.  Benefits are based on years of service and compensation.  The Company funds contributions to the pension plan as required by law as advised by the plan’s actuaries.  No contributions to the Company’s retirement plan were made in fiscal 2009.  The Company made an $8.2 million contribution to its retirement plan in the third quarter of fiscal 2010 and does not anticipate any additional contributions in fiscal 2010.

The Company also has a limited number of supplemental retirement plans to provide key employees with additional retirement benefits, which were also frozen in March 2009 as discussed below.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

In March 2009, the Company implemented a restructuring plan that reduced its work force by approximately 1,650 positions.  Through March 29, 2009, the workforce reductions resulted in severance costs of $20.4 million.  In connection with the restructuring action, the Company also froze all pension plans as of March 31, 2009.  Accordingly, the Company recorded a curtailment gain of $1.9 million in the first nine months of fiscal 2009 related to the plan freezes. The elements of pension costs for continuing operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Service cost	$1,471	$1,160	$4,414	$5,622
Interest cost	23,449	23,979	70,347	71,157
Expected return on plan assets	(24,038)	(25,069)	(72,113)	(74,257)
Prior service cost amortization	4	4	11	29
Actuarial loss (gain)	557	(2)	1,671	20
Curtailment gain	-	-	-	(1,900)
Net pension expense	$1,443	$72	$4,330	$671

The Company also provides for or subsidizes post-retirement health care and certain life insurance benefits for a grandfathered group of employees and retirees.  The elements of post-retirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Service cost	$-	$-	$-	$-
Interest cost	372	540	1,116	1,621
Prior service cost amortization	(270)	(262)	(810)	(786)
Actuarial gain	(153)	(49)	(460)	(148)
Net post-retirement expense (benefit)	$(51)	$229	$(154)	$687

The Company had separate deferred compensation plans (401(k) plans) for employees of Knight Ridder, Inc. and The McClatchy Company, which enable qualified employees to voluntarily defer compensation.  On March 31, 2009, the Company temporarily suspended its matching contribution to the 401(k) plans.  On June 29, 2009, the Knight Ridder 401(k) plan was merged into the McClatchy plan   The Company’s amended 401(k) plan includes a Company match (once reinstated) and a supplemental contribution which is tied to Company performance (as defined in the plan).

The Company has made no matching contributions to the plan since the second fiscal quarter of 2009.  Matching contributions in the first nine months of fiscal 2009 were $2.8 million. The Company incurred $2.7 million of supplemental contribution expense for the 401(k) plan in the third fiscal quarter of 2010 and $8.3 million in the first nine months of 2010. No supplemental contributions were recorded in 2009.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Libel and other legal actions arise in the ordinary course of business and certain legal actions are currently pending against the Company.  From time to time, the Company is involved as a party in various proceedings with government agencies, including environmental matters.  Management believes, after reviewing such actions with counsel, that the anticipated outcome of any pending action will not have a material adverse effect on the Company’s condensed consolidated financial statements taken as a whole, although no assurances can be given.  No material amounts for any losses from litigation which may ultimately occur have been recorded in the consolidated financial statements as management believes that any such losses are not probable at this time.

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

NOTE 7.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

Substantially all of the Company’s subsidiaries (“Guarantor Subsidiaries”) have guaranteed the Company’s obligations under the Amended and Restated Credit Agreement and 2017 Notes.  Each of the Guarantor Subsidiaries are 100% owned by The McClatchy Company (“Parent”) and the guarantees provided by the Guarantor Subsidiaries are full and unconditional and joint and several.  The primary asset owned by the Parent other than ownership of its subsidiaries is land held for sale in Miami valued at $151 million. See Note 2 for a greater description of this land. The after-tax proceeds of the sale of this land are required to be used to pay down debt under the Company’s Amended and Restated Credit Agreement and are excluded from the requirement to repay the 2017 Notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 26, 2010 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$2,376				$2,376
Trade receivables, net of allowances	156,790				156,790
Newsprint, ink and other inventories	32,296				32,296
Other current assets	57,150	$367	$5,010		62,527
Total current assets	248,612	367	5,010		253,989
Property, plant and equipment, net	719,804	1			719,805
Identifiable intangibles - net	667,887				667,887
Goodwill	1,006,020				1,006,020
Investments in unconsolidated companies	313,367	1,059	16,290		330,716
Other assets	8,207		183,863		192,070
Investment in and advances to subsidiaries			1,951,102	$(1,951,102)
TOTAL ASSETS	$2,963,897	$1,427	$2,156,265	$(1,951,102)	$3,170,487
CURRENT LIABILITIES:
Accounts payable and accrued compensation	$135,913	$810	$5,394		$142,117
Unearned revenue	77,321				77,321
Other accrued liabilities	19,800	(5)	24,376		44,171
Total current liabilities	233,034	805	29,770		263,609
Long-term debt			1,762,068		1,762,068
Pension and post-retirement obligations	592,021				592,021
Other long-term obligations	188,233	129	168,268		356,630
Total Liabilities	1,013,288	934	1,960,106		2,974,328
CAPITAL STRUCTURE	1,950,609	493	196,159	$(1,951,102)	196,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,963,897	$1,427	$2,156,265	$(1,951,102)	$3,170,487

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 27, 2009 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$6,157				$6,157
Trade receivables, net of allowances	205,840				205,840
Newsprint, ink and other inventories	36,374				36,374
Other current assets	70,054	$440	$2,376		72,870
Total current assets	318,425	440	2,376		321,241
Property, plant and equipment, net	767,577	3			767,580
Identifiable intangibles - net	711,758				711,758
Goodwill	1,006,020				1,006,020
Investments in unconsolidated companies	304,838	1,106	16,165		322,109
Other assets	7,634		166,557		174,191
Investment in and advances to subsidiaries			2,062,951	$(2,062,951)
TOTAL ASSETS	$3,116,252	$1,549	$2,248,049	$(2,062,951)	$3,302,899
CURRENT LIABILITIES:
Accounts payable and accrued compensation	$126,870	$904	$5,435		$133,209
Unearned revenue	78,908				78,908
Other accrued liabilities	27,236	28	23,829		51,093
Total current liabilities	233,014	932	29,264		263,210
Long-term debt			1,896,436		1,896,436
Pension and post-retirement obligations	604,701				604,701
Other long-term obligations	215,928	275	152,160		368,363
Total Liabilities	1,053,643	1,207	2,077,860		3,132,710
CAPITAL STRUCTURE	2,062,609	342	170,189	$(2,062,951)	170,189
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,116,252	$1,549	$2,248,049	$(2,062,951)	$3,302,899

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2010 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
REVENUES - NET:
Advertising	$249,134				$249,134
Circulation	66,383				66,383
Other	12,066	$127			12,193
Total revenues -net	327,583	127			327,710
OPERATING EXPENSES:
Compensation	126,543	31			126,574
Newsprint and supplements	32,962				32,962
Depreciation and amortization	32,651				32,651
Other operating expenses	84,803	25	$356		85,184
Total operating expenses	276,959	56	356		277,371
OPERATING INCOME (LOSS)	50,624	71	(356)		50,339
NON-OPERATING (EXPENSES) INCOME:
Interest credit (expense)	882		(44,914)		(44,032)
Intercompany (charges) credits	(31,984)	3,380	28,604
Other – net	5,463	220	176		5,859
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,985	3,671	(16,490)		12,166
INCOME TAX PROVISION (BENEFIT)	5,724	1,505	(7,144)		85
INCOME (LOSS) FROM CONTINUING OPERATIONS	19,261	2,166	(9,346)		12,081
EQUITY INCOME FROM SUBSIDIARIES			21,427	$(21,427)
LOSS FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES			(161)		(161)
NET INCOME	$19,261	$2,166	$11,920	$(21,427)	$11,920

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2010 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
REVENUES - NET:
Advertising	$762,595				$762,595
Circulation	203,735				203,735
Other	38,566	$409			38,975
Total revenues –net	1,004,896	409			1,005,305
OPERATING EXPENSES:
Compensation	394,046	98			394,144
Newsprint and supplements	97,925				97,925
Depreciation and amortization	100,373				100,373
Other operating expenses	257,674	64	$1,098		258,836
Total operating expenses	850,018	162	1,098		851,278
OPERATING INCOME (LOSS)	154,878	247	(1,098)		154,027
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(775)		(133,473)		(134,248)
Loss on debt extinguishment			(7,519)		(7,519)
Intercompany (charges) credits	(95,992)	10,139	85,853
Other – net	8,655	(88)	252		8,819
INCOME (LOSS) FROM CONTINUING OPERATIONSBEFORE INCOME TAXES	66,766	10,298	(55,985)		21,079
INCOME TAX PROVISION (BENEFIT)	21,237	4,222	(21,781)		3,678
INCOME (LOSS) FROM CONTINUING OPERATIONS	45,529	6,076	(34,204)		17,401
EQUITY INCOME FROM SUBSIDIARIES			51,605	$(51,605)
INCOME FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES			4,000		4,000
NET INCOME	$45,529	$6,076	$21,401	$(51,605)	$21,401

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2009 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
REVENUES - NET:
Advertising	$266,120				$266,120
Circulation	69,029				69,029
Other	12,068	$173			12,241
Total revenues –net	347,217	173			347,390
OPERATING EXPENSES:
Compensation	130,016	32			130,048
Newsprint and supplements	33,312				33,312
Depreciation and amortization	32,678				32,678
Other operating expenses	90,512	24	$449		90,985
Total operating expenses	286,518	56	449		287,023
OPERATING INCOME (LOSS)	60,699	117	(449)		60,367
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(3,866)		(30,683)		(34,549)
Loss on extinguishment of debt			(680)		(680)
Intercompany (charges) credits	(30,916)	3,379	27,537
Other – net	5,376	(341)	372		5,407
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	31,293	3,155	(3,903)		30,545
INCOME TAX PROVISION (BENEFIT)	8,784	1,294	(3,134)		6,944
INCOME (LOSS) FROM CONTINUING OPERATIONS	22,509	1,861	(769)		23,601
EQUITY INCOME FROM SUBSIDIARIES			24,370	$(24,370)
LOSS FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES			(38)		(38)
NET INCOME	$22,509	$1,861	$23,563	$(24,370)	$23,563

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2009 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
REVENUES - NET:
Advertising	$834,470				$834,470
Circulation	206,860				206,860
Other	36,554	$466			37,020
Total revenues –net	1,077,884	466			1,078,350
OPERATING EXPENSES:
Compensation	453,390	93			453,483
Newsprint and supplements	133,183				133,183
Depreciation and amortization	110,685				110,685
Other operating expenses	285,236	70	$1,400		286,706
Total operating expenses	982,494	163	1,400		984,057
OPERATING INCOME (LOSS)	95,390	303	(1,400)		94,293
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(5,481)		(97,294)		(102,775)
Gain on extinguishment of debt			44,149		44,149
Intercompany (charges) credits	(94,883)	10,138	84,745
Other – net	3,486	(51)	146		3,581
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,488)	10,390	30,346		39,248
INCOME TAX PROVISION (BENEFIT)	(2,334)	4,260	9,442		11,368
INCOME FROM CONTINUING OPERATIONS	846	6,130	20,904		27,880
EQUITY INCOME FROM SUBSIDIARIES			6,976	$(6,976))
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES			381		381
NET INCOME	$846	$6,130	$28,261	$(6,976))	$28,261

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2010 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Consolidated
CASH PROVIDED OPERATING ACTIVITIES	$166,905	$-	$-	$166,905

CASH USED BY INVESTING ACTIVITIES	(609)			(609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	864,710			864,710
Net repayments of revolving bank debt	(310,700)			(310,700)
Repayment of term debt	(505,765)			(505,765)
Purchase of notes	(187,339)			(187,339)
Payment of financing costs	(31,538)			(31,538)
Other-principally stock transactions	555			555
Net cash used in financing activities	(170,077)			(170,077)

NET CHANGE IN CASH	(3,781)			(3,781)

CASH AT BEGINNING OF YEAR	6,157			6,157
CASH AT END OF PERIOD	$2,376	$-	$-	$2,376

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2009 (UNAUDITED)
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$78,148	$-	$-	$78,148

CASH PROVIDED BY INVESTING ACTIVITIES	3,663			3,663

CASH FLOWS FROM FINANCING ACTIVITIES:
Extinguishment of public notes and related expenses	(38,050)			(38,050)
Other	(44,529)			(44,529)
Net cash used in financing activities	(82,579)			(82,579)
NET CHANGE IN CASH	(768)			(768)

CASH AT BEGINNING OF YEAR	4,998			4,998
CASH AT END OF PERIOD	$4,230	$-	$-	$4,230

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

McClatchy also owns a portfolio of digital assets, including 14.4% of CareerBuilder LLC, the nation’s largest online jobs website, 25.6% of Classified Ventures LLC, a newspaper industry partnership that offers classified websites such as the auto website Cars.com and the rental site Apartments.com and 33.3% of HomeFinder, LLC which operates the online real estate website HomeFinder.com.

The Company’s primary source of revenue is print and digital advertising, which accounted for 76% of the Company’s revenue for the third quarter of 2010.  While percentages vary from year to year and from newspaper to newspaper, classified advertising has decreased over time as a percentage of total advertising revenues as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand from print to digital products.  Classified advertising as a percentage of total advertising revenues was 28.5% in the third quarter of 2010 compared to 28.4% in the third quarter of 2009 and 32.8% in the third quarter of 2008.

While revenues from retail advertising carried as a part of newspapers (run-of-press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) have decreased year over year, retail advertising has over time generally increased as a percentage of total advertising.  Retail advertising was 51.3% in the third quarter of 2010 compared to 52.4% in the third quarter of 2009 and 49.0% in the third quarter of 2008.

National advertising as a percentage of total advertising revenue remained relatively similar year over year and contributed 8.8% of total advertising revenue in the third quarter of 2010.  Direct marketing and other advertising made up the remainder of the Company’s advertising revenues in the third quarter of 2010.

In general, digital advertising is performing better than print advertising.  Revenues from digital advertising increased 1.6% in the third quarter of 2010 compared to the third quarter of 2009, while revenues from print advertising declined 8.1% over the same periods.

Circulation revenues contributed 20.3% of the Company’s revenues in the third quarter of 2010 compared to 19.9% in the third quarter of 2009 and 14.3% in the third quarter of 2008.  Most of the Company’s newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

See "Results of Operations" for a discussion of the Company’s revenue performance and contribution by category for the nine months ended September 26, 2010, and September 27, 2009.

Recent Events and Trends

Advertising Revenues:

Advertising revenues in the third quarter of 2010 decreased compared to the third quarter of 2009 as a result of the continuing weak economy and the secular shift in advertising demand from print to digital products. However, advertising revenues began to decline at a slower rate in the fourth quarter of 2009 and that trend continued through the third fiscal quarter of 2010.  Advertising revenues were down 6.4% in the third quarter of 2010 compared to an 8.2% decline in the second quarter of 2010, an 11.2% decline in the first quarter of 2010 and 20.5% in the fourth quarter of 2009 (all periods compared to the same quarters in the prior years).

The rate of decline in advertising revenues was higher in September 2010 compared to previous months in the quarter reflecting slowing retail and national advertising. Management believes this reflects the uneven economic recovery in the markets served by the Company’s newspapers. Classified advertising continued to show improvement through the quarter, particularly in the employment and automotive categories.

See the revenue discussions in management’s review of the Company’s “Results of Operations”.

Newsprint:

Newsprint prices are volatile and are largely dependent on global demand and supply for newsprint.  Global demand remains weak but supply has been constrained by closures of newsprint mills, leading to price increases in the second half of 2009 and the first nine months of 2010.   While prices in the third quarter of 2010 are higher than those paid in the third quarter of 2009, no additional price increases have been announced. See “Results of Operations” below for additional discussion of the impact of newsprint pricing on the Company’s results.

Restructuring Plans and Other Expense Activity:

In March 2009, the Company announced additional restructuring efforts, which included reducing the Company’s workforce by 15%, or 1,650 positions, freezing of the Company’s pension plans and temporarily suspending Company matching contributions to the 401(k) plan as of March 31, 2009.  The Company’s restructuring plan also involved wage reductions across the Company for additional savings. The Company’s chairman and chief executive officer (CEO) declined his 2008 and 2009 bonuses, and other executive officers did not receive bonuses for 2008 and 2009. In addition, effective March 30, 2009, the CEO’s base salary was reduced by 15%, other executive officers’ salaries were reduced by 10%, and no bonuses were paid to any employee in 2009.  The Company also reduced the cash compensation, including retainers and meeting fees, paid to its directors by approximately 13%, and the directors declined any stock awards for 2008 and 2009.  The costs related to this plan, including related severance, were largely paid in 2009.  Much of the expense reductions from this plan are permanent in nature, however, the impact of the savings were mostly realized in the second quarter of 2009 through the first quarter of 2010.

Debt Refinancing:

The Company was a party to a credit agreement, dated as of June 27, 2006 (as amended through May 20, 2009, the “original credit agreement”), which provided for a five-year revolving credit facility and term loans.  On January 26, 2010, the Company entered into an amendment and restatement of the original credit agreement that became effective on February 11, 2010 (the “Amended and Restated Credit Agreement”), immediately prior to the closing of an offering of $875.0 million of senior secured notes.  The Amended and Restated Credit Agreement is a senior secured credit facility that provides for a $41.0 million term loan and a $236.4 million revolving credit facility, including a $100.0 million letter of credit sub-facility, and extends the term of certain of the credit commitments to July 1, 2013.  In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011.  Non-extended term loans of $11.8 million will mature on June 27, 2011, as will revolving loan commitments of $40.4 million.  The remaining term loans of $29.2 million and revolving loan commitments of $196.0 million under the Amended and Restated Credit Agreement will mature on July 1, 2013.

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

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s 2009 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to allowance for doubtful accounts, goodwill and intangible impairment, pension and post-retirement benefits, income taxes, and insurance.  There have been no material changes to the Company’s critical accounting policies described in the Company’s 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Third Fiscal Quarter of 2010 Compared to Third Fiscal Quarter of 2009

The Company reported income from continuing operations in the third fiscal quarter of 2010 of $12.1 million, or $0.14 per share, compared to $23.6 million, or $0.28 per share, in the third fiscal quarter of 2009.

Revenues:

Revenues in the third fiscal quarter of 2010 were $327.7 million, down 5.7% from revenues of $347.4 million in the third fiscal quarter of 2009.  Advertising revenues were $249.1 million, down 6.4% from the third fiscal quarter of 2009, primarily reflecting the impact of the economic recession. Circulation revenues were $66.4 million in the third fiscal quarter of 2010, down 3.8% from the third fiscal quarter of 2009.

The following summarizes the Company’s revenues by category, which compares the third fiscal quarter of 2010 with the third fiscal quarter of 2009 (dollars in thousands):

	Quarter Ended
	September 26, 2010	September 27, 2009	% Change
Advertising:
Retail	$127,733	$139,462	-8.4
National	21,808	24,097	-9.5
Classified:
Auto	20,956	22,050	-5.0
Employment	14,353	14,105	1.8
Real estate	14,027	17,201	-18.5
Other	21,557	22,285	-3.3
Total classified	70,893	75,641	-6.3
Direct marketing
and other	28,700	26,920	6.6
Total advertising	249,134	266,120	-6.4
Circulation	66,383	69,029	-3.8
Other	12,193	12,241	-0.4
Total revenues	$327,710	$347,390	-5.7

Retail advertising decreased $11.7 million for the third fiscal quarter of 2010, or 8.4%, from the third fiscal quarter of 2009.  Print retail run of press (ROP) advertising decreased $12.2 million for the third fiscal quarter of 2010, or 10.0%, and preprint advertising decreased $2.7 million, or 4.8% in each case, as compared to the third fiscal quarter of 2009.  Digital retail advertising, which is included as part of retail advertising, increased $0.5 million for the third fiscal quarter of 2010, or 2.8% from the third fiscal quarter of 2009.

National advertising decreased $2.3 million for the third fiscal quarter of 2010, or 9.5%, from the third fiscal quarter of 2009. These declines were primarily reflected in the national automotive segment, and to a lesser degree in banking and telecommunications, among other segments.  Print national advertising declined $2.3 million, or 12.1%, while digital national advertising declined nominally for the third fiscal quarter of 2010 from the 2009 quarter.

        Classified advertising decreased $4.7 million for the third fiscal quarter of 2010, or 6.3%, from the third fiscal quarter of 2009.  Print classified advertising declined $5.0 million for the third fiscal quarter of 2010, or 9.7% from the third fiscal quarter of 2009, while digital classified advertising increased $0.3 million for the third fiscal quarter of 2010, or 1.2%, from the third fiscal quarter of 2009. The following is a discussion of the major classified advertising categories for the third fiscal quarter of 2010 compared to the third fiscal quarter of 2009:

•
Automotive advertising decreased $1.1 million, or 5.0%, from the third fiscal quarter of 2009.    Print automotive advertising declined 9.3%, while digital automotive advertising grew 2.1% from the 2009 quarter. Automotive advertising showed improving trends through the third quarter of 2010 compared to the third quarter of 2009; auto advertising was down 11.7% in July, down 2.6% in August and increased 1.0% in September of 2010.

•
Employment advertising, more than half of which is now digital advertising, increased $0.2 million, or 1.8%, from the third fiscal quarter of 2009, reflecting a recovery from the national slowdown in hiring.  Print employment advertising was up 0.3%, and digital employment advertising grew 3.0% during the quarter. Employment advertising was up 0.1% in July, up 0.2% in August and up 5.6% in September relative to 2009.

•
Real estate advertising decreased $3.2 million, or 18.5%, from the third fiscal quarter of 2009 reflecting the continued nationwide slowdown in home sales.  In total, print real estate advertising declined 20.6%, while digital advertising was down 11.9%.

•
Other classified advertising, which includes legal, remembrance and celebration notices, as well as private party advertising, was down 3.3% in the third fiscal quarter of 2010 compared to the third fiscal quarter of 2009.  Other print classified advertising decreased 6.0% in the third fiscal quarter of 2010 as compared to the third fiscal quarter of 2009, and other digital classified advertising grew 11.1%.

Digital advertising revenue, which is included in each of the advertising categories discussed above, totaled $47.5 million in the third fiscal quarter of 2010, an increase of 1.6% as compared to the third fiscal quarter of 2009.

Direct marketing advertising grew $2.0 million, or 7.5%, in the third fiscal quarter of 2010 from the third fiscal quarter of 2009 reflecting growing popularity of the Company’s “Sunday Select” product and other direct marketing products. Sunday Select is a package of preprints delivered to non-newspaper subscribers upon request on Sundays.

Circulation revenues decreased $2.6 million, or 3.8%, in the third fiscal quarter of 2010 from the third fiscal quarter of 2009, primarily reflecting lower circulation volumes offset somewhat by the impact of higher circulation prices that were implemented early in the first and second quarters of 2009 at most of the Company’s newspapers.  Average paid daily circulation declined 6.2%, and Sunday circulation was down 5.8% in the third fiscal quarter of 2010 as compared to the same period in 2009.

Circulation volume trends improved in the third fiscal quarter as the Company’s newspapers cycled the circulation initiatives taken in 2009 to both cut expenses and increase prices. Nonetheless, the Company expects circulation volumes to remain lower in fiscal 2010 compared to fiscal 2009 reflecting the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses in the third fiscal quarter of 2010 decreased by $9.7 million compared to the third fiscal quarter of 2009.  Operating expenses in the quarter included $2.4 million in severance related to the Company’s restructuring plans, which were largely paid as of the end of the quarter.  In the third fiscal quarter of 2009 operating expenses included $1.4 million in severance related to the Company’s restructuring plans.

Compensation expenses decreased $3.5 million for the third fiscal quarter of 2010, or 2.7%, from the third fiscal quarter of 2009 and included the restructuring charges discussed above.  Payroll was down 2.5% in the third fiscal quarter of 2010 as compared to the third fiscal quarter of 2009 as a result of a 9.3% decrease in average head count, offset somewhat by merit increases, higher incentive compensation and higher severances paid in the third quarter of 2010. Fringe benefits costs decreased $0.8 million, or 3.4%, from the 2009 quarter primarily reflecting lower medical costs offset partially by higher retirement costs in 2010, including an accrual of $2.7 million supplemental 401(k) plan expense.  The Company did not record a supplemental 401(k) contribution in 2009 given the decline in cash flow. See Note 5 for an expanded discussion of retirement benefits.

Newsprint and supplement expenses for the third fiscal quarter of 2010 were down 1.0% from the third fiscal quarter of 2009, with newsprint expense down 4.3%, primarily reflecting lower newsprint usage partially offset by higher newsprint prices. Supplement expenses increased 11.6% for the third fiscal quarter of 2010.  Depreciation and amortization expenses were about even with the third fiscal quarter of 2009. Other operating costs were down 6.4% in the third fiscal quarter of 2010 as compared to the same quarter in 2009, reflecting companywide efforts to reduce costs, including, among others, reductions in bad debt expense, energy-related expenses and professional services.

Interest:

Interest expense was $44.0 million for the third fiscal quarter of 2010, up 27.4% from interest expense of $34.5 million in the 2009 third fiscal quarter. Interest associated with debt increased $13.8 million. The increase in debt-related expense primarily reflects higher interest rates resulting from the Company’s debt refinancing in February 2010, offset partially by lower debt balances. In addition, interest expense in the third quarter of 2010 included a $0.5 million write-off of deferred debt financing fees associated with $20 million of bank term debt repaid during the quarter.

Interest on tax reserves declined $4.3 million from the 2009 third fiscal quarter and resulted from a credit of $0.9 million in the third fiscal quarter of 2010 compared to expense of $3.4 million in the 2009 third quarter. The 2010 third quarter credit primarily reflected the reversal of interest accrued for certain federal tax issues that were settled in the quarter and the expiration of open tax years for certain states.

Equity Income:

Total income from unconsolidated investments was $5.4 million in the third fiscal quarter of 2010 and 2009 and reflects strong earnings from the Company’s internet-related investments, which were partially offset by losses in other investments in the 2010 and 2009 quarters.

Income Taxes:

The Company recorded an income tax provision of $0.09 million for the third fiscal quarter of 2010. The effective annual tax rate on underlying operations in fiscal 2010 was 45.65%, higher than the federal statutory tax rate of 35.0% due primarily to state taxes. However, in the third fiscal quarter of 2010 the tax provision was further reduced by the favorable settlement of certain federal tax audits, the expiration of certain statutes of limitations and a lower rate applied to certain discrete tax items.

First Nine Months of 2010 Compared to First Nine Months of 2009

The Company reported income from continuing operations in the first nine months of 2010 of $17.4 million, or $0.20 per share, compared to $27.9 million, or $0.33 per share, for the same period in 2009.   The Company’s net income was $21.4 million, or $0.25 per share, including discontinued operations in the first nine months of 2010, compared to $28.3 million, or $0.33 per share, in the first nine months of 2009.  Net income in the first nine months of both years was impacted by the events discussed previously in the quarterly results.

Revenues:

Revenues in the first nine months of 2010 were $1.0 billion, down 6.8% from revenues of $1.1 billion in the same period of 2009.  Advertising revenues were $762.6 million, down 8.6% from advertising in the first nine months of 2009, and circulation revenues were $203.7 million, down 1.5% from the first nine months of 2009.

Advertising revenues represented 75.9% of total revenues in the first nine months of fiscal 2010 compared to 77.4% in the same period of 2009.  Retail advertising revenues were 51.4% of advertising in the first nine months of 2010 compared to 52.3% in the 2009 first nine months, while classified advertising comprised 28.1% of total advertising versus 28.4% of total advertising in the first nine months of 2010 and 2009, respectively.  National advertising was 9.3% and 9.1% of total advertising in the first nine months of 2010 and 2009, respectively.  Direct marketing and other revenues were 11.1% and 10.1% of advertising in 2010 and 2009 first nine months, respectively.

Circulation revenues represented 20.3% of total revenues in the first nine months of 2010 and were 19.2% of revenues in the first nine months of 2009.

The following summarizes the Company’s revenues by category, which compares the first nine months of 2010 with the first nine months of 2009 (dollars in thousands):

	Nine Months Ended
	September 26, 2010	September 27, 2009	% Change
Advertising:
Retail	$392,033	$436,719	-10.2
National	71,067	75,791	-6.2
Classified:
Auto	62,579	69,551	-10.0
Employment	43,284	46,447	-6.8
Real estate	43,258	55,631	-22.2
Other	65,208	65,721	-0.8
Total classified	214,329	237,350	-9.7
Direct marketing
and other	85,166	84,610	0.7
Total advertising	762,595	834,470	-8.6
Circulation	203,735	206,860	-1.5
Other	38,975	37,020	5.3
Total revenues	$1,005,305	$1,078,350	-6.8

Retail advertising decreased $44.7 million, or 10.2%, from the first nine months of 2009 and largely reflected the factors discussed previously in the quarterly results.  Print ROP advertising decreased $47.3 million, or 12.2%, from the first nine months of 2009 and preprint advertising decreased $15.5 million, or 8.7%, from the first nine months of 2009.  Digital retail advertising increased $2.6 million, or 5.1%, from the first nine months of 2010 driven by increased banner and display advertisements.

National advertising revenues decreased $4.7 million, or 6.2%, from the first nine months of 2009. The declines in total national advertising were primarily in the banking, travel and, to a lesser extent, the telecommunications and entertainment segments.  Print national advertising decreased $5.4 million, or 9.0%, while digital national advertising increased $0.7 million, or 4.2%, from the first nine months of 2009.

Classified advertising revenues decreased $23.0 million, or 9.7%, from the first nine months of 2009 and were impacted generally by the same factors discussed in the quarterly results above.  Print classified advertising declined $21.7 million, or 13.0%, while digital classified advertising decreased $1.3 million, or 1.8%, from the first nine months of 2009 due primarily to a decline in digital real estate advertising.  The following is a discussion of the major classified advertising categories for the first nine months of 2010 compared to the same period in 2009:

•
Automotive advertising decreased $7.0 million, or 10.0%, from the first nine months of 2009 reflecting lower automotive sales and the consolidation of automotive dealers.  Print automotive advertising declined 14.2%, while digital advertising was down 2.2%. However, the Company saw improvement in automotive advertising trends in the third quarter as discussed previously in the quarterly results.

•
Employment advertising decreased $3.2 million, or 6.8%, from the first nine months of 2009 reflecting a national slowdown in hiring. The nine-month declines were reflected in print employment advertising, down 13.9%, while online employment advertising grew 0.5%. However, the Company saw improvement in employment advertising trends, beginning in the later part of the first quarter of 2010 and continuing through the third quarter as discussed previously in the quarterly results.

•
Real estate advertising decreased $12.4 million, or 22.2%, from the first nine months of 2009 reflecting the nationwide slowdown in home sales.  In total, print real estate advertising declined 24.3% while online advertising declined 15.3%.

•
 Other classified advertising was down $0.5 million, or 0.8%, in the first nine months of 2010 compared to the first nine month of 2009.  Print other classified advertising decreased 2.9% while digital other classified advertising grew 10.8%.

Digital advertising revenues, which are included in each of the advertising categories discussed previously, totaled $138.8 million in the first nine months of 2010 and increased 1.4% as compared to the first nine months of 2009.

Direct marketing advertising increased $0.9 million, or 1.1%, from the first nine months of 2009 largely reflected the factors discussed in the quarterly results.

Circulation revenues decreased $3.1 million, or 1.5%, from the first nine months of 2009, primarily reflecting the impact of lower circulation volumes.  The impact of lower volumes were partially offset by higher circulation prices that were implemented primarily in the first and third quarters of 2009, but had a delayed effect as subscribers renewed subscriptions throughout 2009 and 2010 (price increases impact home delivery subscribers as they renew subscriptions).  The Company expects circulation volumes to remain lower in fiscal 2010 compared to fiscal 2009 primarily reflecting the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses decreased $133.8 million, or 13.5%, from the first nine months of 2009 as the Company continued to reduce costs to mitigate the impact of revenue declines. Operating expenses in the first nine months of fiscal 2010 included $6.8 million in severance (largely paid by the end of the third quarter of 2010) related to the Company’s continued restructuring program and $3.4 million of accelerated depreciation on equipment related to the outsourcing of printing at one newspaper. Operating expenses in the first nine months of 2009 included $25.1 million in severance and benefit plan curtailment gain related to the Company’s restructuring plans and $10.6 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. The following table summarizes operating expenses, including the impact of these restructuring charges on operating expenses in 2010 and 2009 (in thousands):

	Nine Months Ended
	September 26,	September 27,	Dollar
	2010	2009	Change
Operating expenses	$851,278	$984,057	$ - 132,779
Total restructuring charges	10,196	35,659	- 25,463

Compensation expense	$394,144	$453,483	- 59,339
Compensation-related restructuring charges	6,808	25,095	-18,287

Compensation expenses decreased $59.3 million, or 13.1%, from 2009 with $18.3 million of the decrease related to lower severance charges in 2010.  Payroll was down 15.6% reflecting a 15.3% decrease in average head count in the first nine months of 2010 as compared to the first nine months of 2009. Fringe benefits costs decreased 0.5% from the 2009 period as lower medical costs were partially offset by higher retirement costs in the first nine months of 2010.  See Note 5 for an expanded discussion of retirement costs in 2010 compared to 2009.

Newsprint and supplement expenses were down 26.5% primarily reflecting lower newsprint prices in the first half of the year and lower usage for the first nine months of the year. Newsprint expense was down 32.5% while supplement expense increased 4.4%.  Depreciation and amortization expenses were down $10.3 million from the first nine months of 2009 reflecting the impact of lower accelerated depreciation on equipment related to outsourcing printing operations at various newspapers in 2010 and lower depreciation on other assets as useful lives expired.  Other operating costs were down 9.7% reflecting companywide efforts to reduce costs, including, among others, reductions in bad debt expense, postage, energy related-expenses and professional services.

Interest:

Interest expense was $134.2 million for the first nine months of 2010, up 30.6% from interest expense of $102.8 million in the 2009 first nine months.  The increase in expense primarily reflects higher interest rates resulting from the Company’s debt refinancing offset partially by lower debt balances and other non-cash charges discussed previously.

Equity Income (Loss):

The Company reported income from unconsolidated investments of $8.2 million in the first nine months of 2010 compared to income of $3.8 million in the same period in 2009.  These results were impacted by the same factors discussed in the quarterly review above.

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

In 2009, the Company recorded a pre-tax gain on the extinguishment of debt of $44.2 million relating to a private bond exchange offer for cash and 15.75% senior notes due July 15, 2014.

Income Taxes:

The Company’s effective annual income tax rate on underlying results from continuing operations for the first nine months of 2010 was 45.65%, higher than the federal statutory rate due primarily to state income taxes. However the tax provision reflects a lower effective rate of 16.7%  due to the items discussed previously in the in the quarterly results, as well as additional federal tax audits settled in the first half of 2010 that were favorable to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources

The Company’s cash and cash equivalents were $2.4 million as of September 26, 2010, compared to $4.2 million at September 27, 2009, and $6.2 million at the end of fiscal year 2009.  The Company generated $167.1 million of cash from operating activities from continuing operations in the first nine months of 2010 despite making its first semi-annual payment of  $50.3 million of interest on its $875 million of 2017 Notes. Cash generated from operations was $85.0 million in the first nine months of 2009 when the Company was operating in the economic recession.  The increase in cash from operating activities in 2010 primarily relates to lower expenses as a result of cost restructuring over the past two years.

The Company made an $8.2 million contribution to its retirement plan in the third quarter of fiscal 2010 and does not anticipate any additional contributions in fiscal 2010. As of December 27, 2009, the projected benefit obligations of the Company’s qualified pension plan exceeded plan assets by $500.0 million. The excess of benefit obligations over pension assets is expected to give rise to an increase in required pension contributions over the next several years. The Pension Relief Act of 2010 (PRA) provides relief in the funding requirements of the qualified defined benefit pension plan and the Company has elected an option that allows the funding related to its 2009 plan year required contributions to be paid over 15 years (15-year-deferral relief option).   Under the PRA, the Company may elect a 15-year-deferral relief option on an additional plan year in the future. Even with the relief provided, however, management expects future contributions to be substantially higher than the 2010 amounts but expects contributions in future years to be manageable using the Company’s existing financing sources and cash from operations.

The Company used $0.6 million of cash from investing activities in the 2010 period. The Company received a deposit on the Miami land held for sale and proceeds from the sales of unused property, plant and equipment (PP&E). These inflows largely offset purchases of PP&E.  In 2009, the Company generated $3.7 million of cash from investing activities primarily due to the receipt of $10.7 million in sales proceeds from selling various assets and $4.2 million received in 2009 from the 2008 sale of its interest in the SP Newsprint Company. These sources were partially offset by purchases of property, plant and equipment totaling $11.2 million and other items.

The Company used $170.1 million for financing activities in 2010.  The Company received net proceeds of $864.7 million from the issuance of $875.0 million in senior secured notes (See discussion of debt refinancing under “Debt and Related Matters” below).  The Company used proceeds from the refinancing and cash from operations to repay $310.7 million in revolving bank debt and $505.8 million in term bank debt.  In addition, the Company paid $187.3 million to retire $171.9 million in aggregate principal of notes that would have matured in 2011 and 2014.  The Company paid $31.5 million in costs associated with the refinancing transactions, most of which were recorded as deferred financing charges and the rest recorded as a loss on debt extinguishment.

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

The Company has $11.8 million of bank term debt and $3.4 million of revolving bank debt due on June 27, 2011, and $18.2 million of 7.125% notes due on June 1, 2011, that are expected to be refinanced using the Company’s bank revolving credit, which matures on July 1, 2013. See an expanded discussion of the Company’s debt in Note 4 to the condensed consolidated financial statements and in the debt discussion that follows.

While the Company expects that most of its cash flow generated from operations in the foreseeable future will be used to repay debt, management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures.

Debt and Related Matters

Credit Agreement:

The Company was a party to a credit facility originally entered into on June 27, 2006, as amended, that provided for a $590.0 million five-year revolving credit facility and $546.8 million five-year term loan (as amended through May 20, 2009, the “original credit agreement or facility”). Both the term loan and the revolving credit facility were due on June 27, 2011. The original credit facility has been amended and restated in connection with a debt refinancing entered into in February 2010 as discussed below.

Debt Refinancing:

On January 26, 2010, the Company entered into an amendment and restatement to the original credit agreement that became effective on February 11, 2010 (the “Amended and Restated Credit Agreement”), immediately prior to the closing of an offering of $875.0 million of senior secured notes. The Amended and Restated Credit Agreement is a senior secured credit facility that provides for a $41.0 million term loan and a $236.4 million revolving credit facility, including a $100.0 million letter of credit sub-facility, and extends the term of certain credit commitments to July 1, 2013.  In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011.  Non-extended term loans of $11.8 million will mature on June 27, 2011, as will revolving loan commitments of $40.4 million.  The remaining term loans of $29.2 million and revolving loan commitments of $196.0 million under the Amended and Restated Credit Agreement will mature on July 1, 2013.

Long-term debt includes bank term debt of $11.8 million and a revolving credit loan of $3.4 million due on June 27, 2011, and 7.125% notes due on June 1, 2011, of $18.2 million that are not classified as current portion of long-term debt because the debt is expected to be refinanced using the Company’s bank revolving credit, which matures on July 1, 2013.

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.50% Senior Secured Notes due February 15, 2017 (the “2017 Notes”), totaling $875.0 million. The notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and rank equally with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the loans made under the Amended and Restated Credit Agreement and the 2017 Notes include intangible assets, inventory, receivables and certain other assets, but exclude land, buildings, machinery and equipment. In addition, in February 2010, the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due in 2014, paying $187.3 million in cash for aggregate principal amounts of $148.0 million of 2011 Notes and $23.9 million of 2014 Notes.

The 2017 Notes were originally issued in a private placement.  In August 2010, the original 2017 Notes were exchanged for new 2017 Notes that have terms substantially identical to the original notes, except that the exchange notes are not subject to transfer restrictions or registration rights relating to the original notes and the exchanged 2017 Notes were issued in an offering registered with the U.S. Securities and Exchange Commission and are now publicly traded. The original guarantees on the 2017 Notes were exchanged for guarantees with terms that are substantially identical to the original guarantees, except that the exchange guarantees are not subject to the transfer restrictions or registration rights relating to the original guarantees.

At September 26, 2010, the Company had outstanding letters of credit totaling $54.3 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims.  In addition, a total of $162.1 million was available under the Company’s revolving facility under the Amended and Restated Credit Agreement.

Debt under the Amended and Restated Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points.  In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement).  In the case of a LIBOR spread, the Amended and Restated Credit Agreement sets a floor on LIBOR for the purposes of interest payments of no less than 300 basis points (except for working capital borrowings which are not subject to the 300 basis point floor and are limited to $120 million and a 30 day term).  A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement). The Company currently pays interest on borrowings under the Amended and Restated Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and pays 50.0 basis points for commitment fees.

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

 As of September 26, 2010, the Company’s consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) was 2.69 to 1.00 and its consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) was 4.52 to 1.00 and the Company was in compliance with all financial debt covenants.  Over the course of 2010, the Company’s interest coverage ratio is expected to decline—but remain within covenant levels—as a result of higher interest expense from the Amended and Restated Credit Agreement and issuance of the 2017 Notes.  Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations.  If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

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

Senior Secured Notes:

The 2017 Notes are governed by an indenture that includes a number of covenants that are applicable to the Company and its restricted subsidiaries.  The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 2017 Notes.  These covenants include, among other things; restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt, make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

Off-Balance-Sheet Arrangements:

As of September 26, 2010, the Company did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

As of September 26, 2010, there were no significant changes to the Company’s contractual obligations, except for the repayment of $113.4 million in debt principal and the reduction of pension obligations from the contribution of $8.2 million to its qualified defined benefit pension plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt under the Amended and Restated Credit Agreement generally bears interest at a minimum LIBOR rate of 300 basis points plus a spread ranging from 425.0 to 575.0 basis points.  Giving effect to the refinancing discussed in Note 4 to the Condensed Consolidated Financial Statements, approximately 97% of the Company’s outstanding debt is at a fixed rate and 3% is at variable or floating rates. The floating rate is largely subject to the 300 basis point LIBOR floor discussed previously.  Accordingly, the Company’s exposure to interest rate risk is limited and the Company has no hedging contracts for interest rate risk.

See the discussion at “Recent Events and Trends–Operating Expenses” for the impact of market changes on the Company’s newsprint and pension costs.

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

Changes in internal control over financial reporting:

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to our Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Forward-Looking Information:

This report on Form 10-Q contains forward-looking statements regarding the Company’s actual and expected financial performance and operations.  These statements are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about our ability to consummate contemplated sales transactions for our assets or investments, which may enable debt reduction on anticipated terms, our customers and the markets in which we operate, advertising revenues, the effect of revenues on the fair value of our reporting units, our impairment analyses and our evaluation of the factors pertinent thereto, the economy, our pension plans, including our assumptions regarding return on pension plan assets and assumed discount rates and future contributions to our qualified pension plan, newsprint costs, our restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures, litigation, sufficiency of capital resources, possible acquisitions and investments, and our future financial performance.  Such statements are subject to risks, trends and uncertainties.  Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.  For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly in the section entitled “Risk Factors”  and in the documents which we incorporate by reference, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in our forward-looking statements: the duration and depth of the economic recession; McClatchy might not generate cash from operations, or otherwise, necessary to reduce debt or meet debt covenants as expected; McClatchy might not consummate contemplated transactions, including but not limited to the sale of certain real estate in Miami, Florida, to enable debt reduction on anticipated terms or at all; McClatchy might not achieve its expense reduction targets or might do harm to its operations in attempting to achieve such targets; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; increases in the cost of newsprint; bankruptcies or financial strain of its major advertising customers; litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased consolidation among major retailers in our markets or other events depressing the level of advertising; our inability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; decreased circulation and diminished revenues from retail, classified and national advertising; and other factors, many of which are beyond our control.

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

The United States economy is undergoing an extended period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence have weakened the economic climate in all of the markets in which the Company does business and have had and are expected to continue to have an adverse effect on the Company’s advertising revenues. Classified advertising revenues have continued to decline since late 2006 and advertising revenues declined across the board from 2008 through the first nine months of 2010.  To the extent these economic conditions continue or worsen, the Company’s business and advertising revenues will be adversely affected, which could negatively impact the Company’s operations and cash flows and the Company’s ability to meet the covenants in its senior secured credit agreement. In addition, seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate. Second-and fourth- quarter advertising revenues are typically higher than first-and third-quarter advertising revenues, reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season. If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, we may not be able to grow or maintain our revenues for the year, which would have an adverse effect on the Company’s business and financial results.

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

Recessionary conditions in the United States have increased the Company’s exposure to losses resulting from the potential bankruptcy of the Company’s advertising customers. The recession could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company even if they do not file for bankruptcy. As a result, the Company’s results of operations may continue to be adversely affected.  The Company’s accounts receivables are stated at net estimated realizable value and the Company’s allowance for doubtful accounts has been determined based on several factors, including the aging of accounts receivables and evaluation of significant individual credit risk accounts. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

The Company owns excess real property and various other assets as a result of its restructuring and outsourcing of certain functions, as well as land and assets held for sale whose carrying value(s) may be subject to impairment given the protracted downturn in commercial real estate in recent years.

The Company has excess real property as a result of its restructuring and outsourcing of certain functions, as well as land and assets held for sale that are classified as a Level 3 classification under the fair value guidance.  Level 3 classifications are based on input to the valuation methodology that are unobservable inputs in situations where there is little or no market activity for the asset or liability and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability. The Company recorded a write-down of $26.3 million in 2009 on the carrying value of land that is under contract to be sold in Miami, Florida based on its analysis of inputs into the value of the property, including the economic downturn and the decline in the fair value of the commercial real estate in Miami, FL. The Company may need to record additional write-downs of excess property, land held for sale or other assets if its analysis indicates that its carrying value no longer reflects the fair value of any of the properties or assets. Any such write-downs could have a material adverse effect on the Company’s financial position.

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

As of September 26, 2010, the Company had approximately $1.8 billion in total principal indebtedness outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Debt service costs are subject to interest rate changes as well as any changes in the Company’s leverage ratio (ratio of debt to operating cash flow as defined in the Company’s existing senior secured credit agreement with its banks). Higher leverage ratios could increase the level of debt service costs and also affect the Company’s future ability to refinance maturing debt or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.

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

The indenture governing the 2017 Notes and the senior secured credit facility contain various covenants that limit, subject to certain exceptions, the Company’s ability and/or its restricted subsidiaries’ ability to, among other things:

● incur liens or additional debt or provide guarantees;
● issue redeemable stock and preferred stock;
● pay dividends or make distributions on capital stock or repurchase capital stock or repurchase outstanding notes or debentures prior to their stated maturity;
● make loans, investments or acquisitions;
● enter into agreements that restrict distributions from the Company’s subsidiaries;
● create or permit restrictions on the ability of its subsidiaries to pay dividends or distributions or guarantee debt or create liens;
● sell assets and capital stock of its subsidiaries;
● enter into certain transactions with its affiliates; and dissolve, liquidate, consolidate or merge with or into, or sell substantially all its assets to another person.

The restrictions contained in the indenture for the 2017 Notes and the senior secured credit facility could adversely affect the Company’s ability to:

● finance its operations;
● make needed capital expenditures;
● make strategic acquisitions or investments or enter into alliances;
● withstand a future downturn in its business or the economy in general;
● engage in business activities, including future opportunities, that may be in its interest; and
● plan for or react to market conditions or otherwise execute our business strategies.

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

As of September 26, 2010, the Company had approximately $1.8 billion in total principal indebtedness, $875.0 million of which consisted of the notes that were issued on February 11, 2010, and $61.0 million of which consisted of borrowings under its senior secured credit facility with the remainder in the form of unsecured publicly traded notes maturing in part in 2011, 2014, 2017, 2027 and 2029.  While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced in the future.  Access to the capital markets for longer-term financing is currently restricted due to the unprecedented and ongoing turmoil in the capital markets.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Newsprint accounted for 9.1% of McClatchy’s operating expenses for the third fiscal quarter of 2010.  Accordingly, earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

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

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of September 26, 2010, approximately 6.0% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire at various times through 2012. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

The Company will be required to make greater cash contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

The poor capital markets of 2008 that have affected all investments impacted the funds in the Company’s pension plans, which had poor returns in 2008. However, strong returns in 2009 helped offset a portion of this impact, but, as a result of the plans’ lower assets, the projected benefit obligations of the Company’s qualified pension plans exceeded plan assets by $500.0 million as of December 27, 2009. The excess of benefit obligations over pension assets is expected to give rise to an increase in required pension contributions over the next several years.  The Pension Relief Act of 2010 (PRA) provides relief in the funding requirements of the qualified defined benefit pension plan, and the Company has elected an option that allows the funding related to its 2009 plan year required contributions to be paid over 15 years (15-year-deferral relief option). Under the PRA, the Company may elect a 15-year-deferral relief option on an additional plan year in the future.

The Company made an $8.2 million contribution to its retirement plan in the third quarter of fiscal 2010 and does not anticipate any additional contributions in fiscal 2010.  However, even with the relief provided by the PRA, management expects future contributions to be substantially higher than the 2010 amounts.  In addition, poor capital market performance and/or lower long-term interest rates may result in greater annual contributions.

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

The Company’s future growth depends to a significant degree upon the development of its digital businesses. The growth and success of its digital businesses over the long term depends on various factors, including, among other things the ability to:

● continue to increase online audiences;
● attract advertisers to its websites;
● maintain or increase the advertising rates on its websites;
● exploit new and existing technologies to distinguish its products and services from those of its competitors and developing new content, products and services; and
● invest funds and resources in online opportunities.

Circulation declines could adversely affect the Company’s circulation and advertising revenues.

Advertising and circulation revenues are affected by circulation and readership levels of the Company’s newspapers. In recent years, newspapers have experienced difficulty maintaining or increasing print circulation levels because of a number of factors, including:

● increased competition from other publications and other forms of media technologies available in various markets, including the internet and other new media formats that are often free for users;
● continued fragmentation of media audiences;
● a growing preference among some consumers to receive all or a portion of their news from sources other than newspapers;
● increases in subscription and newsstand rates; and
● declining discretionary spending by consumers affected by negative economic conditions.

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

The McClatchy Company

November 5, 2010	By: /s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer
November 5, 2010	By: /s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

INDEX OF EXHIBITS

Exhibit		Description

2.1	*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1	*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2	*	The Company’s Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed July 28, 2008.

4.1	*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1	*
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

10.17*
Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers included as Exhibit 10.1 in the Company’s Form 8-K filed on February 9, 2010.

10.18*
Indenture, dated February 11, 2010, among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.1 in the Company’s Form 8-K filed on February 17, 2010.

10.19*
Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J.P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.2 in the Company’s Form 8-K filed on February 17, 2010.

**10.20*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 30, 2000.

**10.21*	The Company’s Amended and Restated CEO Bonus Plan, included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.22*	2010 Senior Executive Retention Bonus Plan included as Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2010.

**10.23*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.24*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.25*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s 2002 Report on Form 10-K.

**10.26*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.27*	The McClatchy Company Benefit Restoration Plan included as Exhibit 10.3 on the Company’s Current Report on Form 8-K filed on February 10, 2009.