Form 10-Q
period 2011-03-27
MCCLATCHY CO
filed 2011-05-05
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).     ☐  Yes    ☒  No

As of April 29, 2011, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	60,315,528
Class B Common Stock	24,800,962

THE McCLATCHY COMPANY

Forward-Looking Information:

This report on Form 10-Q contains forward-looking statements regarding the Company’s future financial performance and operations. These statements represent our expectations or beliefs concerning future events and are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about our ability to consummate contemplated sales transactions for our assets or investments, and the ability of those sales to enable debt reduction on anticipated terms, our customers and the markets in which we operate, advertising revenues, the effect of revenues on the fair value of our reporting units, our impairment analyses and our evaluation of the factors pertinent thereto, the economy, our pension plans, including our assumptions regarding return on pension plan assets and assumed discount rates and future contributions to our qualified pension plan, newsprint costs, our restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures, litigation, sufficiency of capital resources, possible acquisitions and investments, and our future financial performance. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands, except share amounts)

	March 27, 2011	December 26, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,295	$17,508
Trade receivables – (less allowance of $8,442 in 2011 and $7,836 in 2010 )	136,764	183,741
Other receivables	11,932	11,809
Newsprint, ink and other inventories	31,564	33,322
Deferred income taxes	22,719	22,762
Income tax receivable	9,725	9,444
Assets held for sale	1,800	2,709
Other current assets	20,480	18,992

	239,279	300,287
PROPERTY, PLANT AND EQUIPMENT:
Land	196,447	196,497
Building and improvements	392,925	391,746
Equipment	795,099	797,919
Construction in progress	3,872	3,286

	1,388,343	1,389,448
Less accumulated depreciation	(701,226)	(680,240)

	687,117	709,208
INTANGIBLE ASSETS:
Identifiable intangibles – net	638,047	653,225
Goodwill	1,014,257	1,014,257

	1,652,304	1,667,482
INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	311,179	306,881
Other assets	151,019	152,501

	462,198	459,382

TOTAL ASSETS	$3,040,898	$3,136,359

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued

(In thousands, except share amounts)

	March 27, 2011	December 26, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,697	$47,771
Accrued compensation	53,514	74,833
Income taxes payable	2,677	2,942
Unearned revenue	78,451	75,125
Accrued interest	20,302	51,864
Other accrued liabilities	18,088	14,750

	211,729	267,285
NON-CURRENT LIABILITIES:
Long-term debt	1,686,047	1,703,339
Deferred income taxes	226,036	232,566
Pension and postretirement obligations	548,875	599,904
Other long-term obligations	148,079	113,920

	2,609,037	2,649,729
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A – authorized 200,000,000 shares, issued 60,494,452 in 2011 and 60,278,448 in 2010	605	603
Class B – authorized 60,000,000 shares, issued 24,800,962 in 2011 and 24,800,962 in 2010	248	248
Additional paid-in capital	2,215,005	2,212,915
Accumulated deficit	(1,748,790)	(1,746,828)
Treasury stock at cost, 252,675 shares in 2011 and 116,045 shares in 2010	(1,101)	(532)
Accumulated other comprehensive loss	(245,835)	(247,061)

	220,132	219,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,040,898	$3,136,359

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 27, 2011	March 28, 2010
REVENUES – NET:
Advertising	$225,113	$252,921
Circulation	66,167	69,686
Other	12,454	12,958

	303,734	335,565
OPERATING EXPENSES:
Compensation	124,357	137,636
Newsprint and supplements	35,376	32,312
Depreciation and amortization	31,231	31,818
Other operating expenses	92,315	87,208

	283,279	288,974
OPERATING INCOME (LOSS)	20,455	46,591

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(40,947)	(40,767)
Interest income	21	27
Loss on debt extinguishment	(1,265)	(7,492)
Equity income (loss) in unconsolidated companies – net	3,172	(954)
Other – net	66	9

	(38,953)	(49,177)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(18,498)	(2,586)
INCOME TAX BENEFIT	(16,536)	(628)

LOSS FROM CONTINUING OPERATIONS	(1,962)	(1,958)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	4,161

NET (LOSS) INCOME	$(1,962)	$2,203

NET (LOSS) INCOME PER COMMON SHARE:
Basic:
Loss from continuing operations	$(0.02)	$(0.02)
Income from discontinued operations	—	0.05

Net (loss) income per share	$(0.02)	$0.03

Diluted:
Loss from continuing operations	$(0.02)	$(0.02)
Income from discontinued operations	—	0.05

Net (loss) income per share	$(0.02)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	85,036	84,577
Diluted	85,036	84,577

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 27, 2011	March 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,962)	$2,203
Less income from discontinued operations	—	(4,161)

Loss from continuing operations	(1,962)	(1,958)
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	31,231	31,818
Retirement benefit expense	2,275	1,525
Stock compensation expense	1,618	1,240
Equity (income) loss in unconsolidated companies	(3,172)	954
Loss on debt extinguishment	1,265	7,492
Other	368	3,325
Changes in certain assets and liabilities:
Trade receivables	46,977	49,141
Inventories	1,758	1,715
Other assets	(1,447)	3,180
Accounts payable	(13,432)	(9,053)
Accrued compensation	(21,319)	1,312
Income taxes	(11,047)	(749)
Other liabilities	(24,678)	4,692

Net cash from operating activities of continuing operations	8,435	94,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,094)	(1,728)
Deposit for land	—	6,000
Proceeds from sale equipment and other	2,196	—
Other – net	26	2,204

Net cash from investing activities of continuing operations	(872)	6,476
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	864,710
Net borrowing (repayments) of revolving bank debt	7,750	(330,700)
Repayment of term bank debt	—	(415,765)
Repurchase of public notes	(28,431)	(187,339)
Payment of refinancing costs	—	(31,127)
Other – principally stock issuances	(95)	185

Net cash from financing activities of continuing operations	(20,776)	(100,036)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,213)	1,074
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,508	6,157

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,295	$7,231

OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$1,529	$401
Interest (net of capitalized interest)	69,872	32,742
Other-non cash financing activities:
Financing obligation for contribution of real property to pension plan	$49,710
Reduction of pension obligation	(49,710)

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share and per share amounts)

	Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	Class A	Class B
BALANCES, DECEMBER 26, 2010	$603	$248	$2,212,915	$(1,746,828)	$(247,061)	$(532)	$219,345
Net loss				(1,962)			(1,962)
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain/prior service credit					600		600
Other comprehensive income related to investments in unconsolidated companies					626		626

Other comprehensive income							1,226

Total comprehensive loss							(736)
Issuance of 216,004 Class A shares under stock plans	2		472				474
Stock compensation expense			1,618				1,618
Purchase of 136,630 shares of treasury stock						(569)	(569)

BALANCES, MARCH 27, 2011	$605	$248	$2,215,005	$(1,748,790)	$(245,835)	$(1,101)	$220,132

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

McClatchy also owns a portfolio of premium digital assets, including 15% of CareerBuilder LLC, which operates the nation’s largest online job site, CareerBuilder.com, 25.6% of Classified Ventures LLC, a company that offers classified websites such as the auto website Cars.com and the rental site Apartments.com, and 33.3% of HomeFinder LLC, which operates the online real estate website HomeFinder.com. McClatchy is listed on the New York Stock Exchange under the symbol MNI.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of normal recurring items) to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010.

Stock-based compensation – Beginning in fiscal 2006, all share-based payments to employees, including grants of employee stock options, stock appreciation rights, restricted stock units and restricted stock under equity incentive plans and purchases under the employee stock purchase plan, are recognized in the financial statements based on their fair values. At March 27, 2011, the Company had six stock-based compensation plans. Total stock-based compensation expense was $1.6 million and $1.2 million for the first fiscal quarters of 2011 and 2010, respectively.

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

Fair value of financial instruments – Generally accepted accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of the end of the period covered by this report. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at quarter-end, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value.

Long-term debt. The fair value of long-term debt is determined based on a number of observable inputs including the current market activity of the Company’s publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. At March 27, 2011, the estimated fair value and the carrying value of long-term debt was $1.7 billion.

Comprehensive income (loss) –The Company records changes in its net assets from non-owner sources in its Consolidated Statement of Stockholders’ Equity. Such changes relate primarily to valuing pension liabilities, net of tax effects for the Company and its equity investments. The following table summarizes the composition of total comprehensive income (loss) (in thousands):

	Three Months Ended
	March 27, 2011	March 28, 2010
Net (loss) income	$(1,962)	$2,203
Pension amortization from other comprehensive income, net of tax	600	146
Other comprehensive income (loss) related to equity investments	626	(452)

Total comprehensive (loss) income	$(736)	$1,897

Earnings per share (EPS) – Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options, restricted stock units and restricted stock and are computed using the treasury stock method. Anti-dilutive common stock equivalents are excluded from diluted EPS. The weighted average anti-dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were 8.0 million for the first fiscal quarter of 2011 and 7.0 million for the first fiscal quarter of 2010.

New accounting pronouncements – In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities, including (i) the amounts of significant transfers between Level 1 and Level 2 fair-value measurements and the reasons for the transfers, (ii) the reasons for any transfers in or out of Level 3, and (iii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair-value measurements. We have adopted these amended standards and the adoption of this disclosure-only guidance did not have an impact on the Company’s consolidated financial results.

NOTE 2. INVESTMENTS IN UNCONSOLIDATED COMPANIES AND MIAMI LAND

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of March 27, 2011, and December 26, 2010 (dollars in thousands):

Company	% Ownership Interest	March 27, 2011	December 26, 2010
CareerBuilder, LLC	15.0	$222,441	$220,777
Classified Ventures, LLC	25.6	69,536	66,976
HomeFinder, LLC	33.3	2,600	3,061
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27.0	13,788	13,320
Other	Various	2,814	2,747

		$311,179	$306,881

The Company uses the equity method of accounting for a majority of investments.

During the three months ended March 28, 2010, McClatchy’s proportionate share of net income from several investees listed in the table above was greater than 20% of McClatchy’s consolidated net income before taxes. Summarized income statement information for these companies for the first three months of 2011 and 2010 follows (in thousands):

	Three Months Ended
	March 27, 2011	March 28, 2010
Revenues	$266,729	$232,525
Operating income	24,260	8,680
Net income	27,296	9,466

On January 31, 2011, the contract to sell certain land in Miami terminated because the buyer did not consummate the transaction by the closing deadline in the contract. Under the terms of an agreement with the developer, McClatchy is now entitled to receive a $7.0 million termination fee and has filed a claim against the developer to secure payment. McClatchy previously received approximately $16.5 million in nonrefundable deposits, which it used to repay debt.

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

Fair-value measurement requires three classifications of investments based on the nature of available fair value inputs and the valuation methodologies used to measure these investments at fair value. Under the fair-value guidance, the Company classified the land as a “Level 3” classification. Level 3 classifications are based on input to the valuation methodology that are unobservable inputs in situations where there is little or no market activity for the asset or liability and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability.

NOTE 3. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following (in thousands):

	March 27, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(378,732)	$425,108
Other	37,071	(30,519)	6,552

Total	$840,911	$(409,251)	431,660

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387

Total			638,047
Goodwill			1,014,257

Total intangible assets and goodwill			$1,652,304

	December 26, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(364,010)	$439,830
Other	37,071	(30,063)	7,008

Total	$840,911	$(394,073)	446,838

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387

Total			653,225
Goodwill			1,014,257

Total intangible assets and goodwill			$1,667,482

Changes in indefinite lived intangible assets and goodwill as of March 27, 2011 consisted of the following (in thousands):

	Original Gross Amount	Accumulated Impairment	Carrying Amount
Mastheads and other	$683,000	$(476,613)	$206,387
Goodwill	3,589,253	(2,574,996)	1,014,257

Total	$4,272,253	$(3,051,609)	$1,220,644

Amortization expense was $15.2 million and $14.7 million for the three months ended March 27, 2011 and March 28, 2010, respectively. The estimated remaining amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year	Amortization Expense
2011	$42,918
2012	57,387
2013	56,247
2014	57,769
2015	47,276

NOTE 4. LONG-TERM DEBT

As of March 27, 2011, and December 26, 2010, the Company’s long-term debt consisted of the following (in thousands):

	March 27, 2011	December 26, 2010
Revolving bank debt, interest 4.4% in 2011	$7,750	$—
Notes:
$865 million 11.50% senior secured notes due in 2017	856,444	865,978
15.75% senior notes due in 2014	—	552
$18 million 7.125% notes due in 2011	18,156	18,172
$161 million 4.625% notes due in 2014	150,869	157,634
$337 million 5.750% notes due in 2017	316,259	324,842
$89 million 7.150% debentures due in 2027	82,594	82,495
$276 million 6.875% debentures due in 2029	253,975	253,666

Long-term debt	$1,686,047	$1,703,339

In February 2011 the Company purchased $28.4 million aggregate principal amount of its outstanding debt securities using cash generated by operations and partially obtained from its Credit Agreement. The Company purchased outstanding principal amount of debt securities as follows: $0.4 million of its 15.75% senior notes due 2014, $8.0 million of 4.625% notes due 2014, $10.0 million of 5.75% notes due 2017 and $10.0 million of its 11.50% secured notes due in 2017. The Company wrote off discounts related to the bonds resulting in a loss on the extinguishment of debt of $1.3 million for the three months ended March 27, 2011.

The Company was a party to a credit facility originally entered into on June 27, 2006, as amended that provided for a $590.0 million five-year revolving credit facility and a $546.8 million five-year Term A loan (“original credit agreement or facility”). Both the Term A loan and the revolving credit facility were originally due on June 27, 2011, prior to the amendments discussed below. The original credit facility had been amended several times and was amended and restated in connection with a larger refinancing entered into in February 2010 and then amended in December 2010 as discussed below.

The Company’s outstanding notes are stated net of unamortized discounts (totaling $67.8 million and $71.4 million as of March 27, 2011, and December 26, 2010, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006, acquisition of Knight Ridder and the issuance of the 11.50% senior secured notes at an original issue discount.

In accounting for the refinancing discussed below, management analyzed the transactions on an individual lender basis in accordance with relevant accounting guidance as it relates to debt modification or extinguishment. The Company recognized a $7.5 million loss related to the refinancing and subsequent debt payments in the first fiscal quarter of 2010.

Debt Refinancing:

February 11, 2010: On January 26, 2010, the Company entered into an amendment and restatement of the original credit agreement that became effective on February 11, 2010 (the “Amended and Restated Credit Agreement”), immediately prior to the closing of an offering of $875.0 million of senior secured notes. The Amended and Restated Credit Agreement required a substantial reduction in bank debt and allowed for the early retirement of other bond debt using the proceeds of the secured notes offering. The Company was in compliance with all financial covenants of the credit agreement at the time of the refinancing.

Upon closing of the refinancing transaction on February 11, 2010, the Amended and Restated Credit Agreement provided for a $262.0 million term loan and a $249.3 million revolving credit facility, including a $100.0 million letter of credit sub-facility and extended the term of certain of the credit commitments to July 1, 2013. In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011. See discussion of the December 16, 2010, amendment below for additional details on the Amended and Restated Credit Agreement.

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.5% senior secured notes due February 15, 2017, totaling $875.0 million (the “2017 Notes”). The notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and will rank equally with liens granted under McClatchy’s Credit Agreement. The assets securing the debt are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets. In addition, in February 2010 the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due 2014 (“2014 Senior Notes”), paying $187.3 million in cash for $171.9 million in principal amount of its 2011 and 2014 notes.

The 2017 Notes were issued in a private placement. In August 2010, the original 2017 Notes (and associated guarantees) were exchanged for new 2017 Notes (and associated guarantees) that have terms substantially identical to the original notes except that the 2017 Notes issued in the exchange are not subject to transfer restrictions. The Company wrote off discounts related to the bonds resulting in a loss on the extinguishment of debt of $1.3 million in the first fiscal quarter of 2011.

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

At March 27, 2011, the Company had $7.8 million outstanding under its Credit Agreement and had outstanding letters of credit totaling $47.5 million securing estimated obligations arising from workers’ compensation claims and other contingent claims. At March 27, 2011, net of these letters of credit, a total of $95.6 million was available under the Company’s revolving facility under the Credit Agreement.

Debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points. In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). In the case of a LIBOR spread, the Credit Agreement sets a floor on LIBOR for the purposes of interest payments of no less than 300 basis points (except for working capital borrowings, which are not subject to the 300 basis point floor and are limited to $45.0 million and a 30 day term). A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of March 27, 2011, the Company paid interest on borrowings under the Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and pays 50.0 basis points for commitment fees.

The Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 1.50 to 1.00. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; decreasing to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012; and decreasing to 6.00 to 1.00 thereafter. Under the Credit Agreement the Company is required to maintain at least $50.0 million of available liquidity, defined as the sum of cash equivalents plus the amount available under the Company’s revolving facility, as of the last day of each fiscal quarter. The Credit Agreement includes limitations on cash dividends allowed to be paid at certain leverage levels and other covenants, including limitations on additional debt.

At March 27, 2011, the Company was in compliance with all financial debt covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

Senior Secured Notes: The 2017 Notes are governed by an indenture entered into on February 11, 2010, which includes a number of covenants that are applicable to the Company and its restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 2017 Notes. These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt; make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

Substantially all of the Company’s subsidiaries have guaranteed the Company’s obligations under the Credit Agreement and 2017 Notes (“senior secured debt”). See Note 7 for consolidating financial information on the Company’s subsidiaries that have guaranteed the senior secured debt (“Guarantor Subsidiaries”), all other subsidiaries (“Non-Guarantor Subsidiaries”) and the parent company.

In addition, the Company has granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 2017 Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any land, buildings, machinery and equipment (“PP&E”) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries and shares of stock and indebtedness of the subsidiaries of the Company.

The following table presents the approximate annual maturities of debt as of March 27, 2011, based upon the Company’s required payments for the next five years and thereafter (in thousands):

Year	Payments (1)
2012	$—
2013	25,896
2014	160,938
2015	—
2016	—
Thereafter	1,567,056

Debt principal	$1,753,890

(1)	Long-term debt includes $18.1 million of 7.125% notes due on June 1, 2011 and $1.3 million of revolver due on June 27, 2011, which are expected to be refinanced using the Company’s bank revolving credit that matures on July 1, 2013.

NOTE 5. EMPLOYEE BENEFITS

Contribution of Real Property to Qualified Defined Benefit Plan: On January 14, 2011, the Company contributed company-owned real property from seven locations to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the property, and based on these appraisals the plan recorded the contribution (the fair value of the property) at $49.7 million on January 14, 2011.

The Company entered into leases for the contributed properties for 10 years at an annual rent of approximately $4.0 million and expects to continue to use the properties in its newspaper operations at the seven locations. The properties will be managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary.

McClatchy expects its total required pension contribution under the Employee Retirement Income Security Act to be approximately $51.2 million in 2011, with the contribution of real property satisfying $49.7 million of such amount. The remaining required contribution, if any, will be made in cash.

The contribution and leaseback of the properties were treated as a financing transaction and, accordingly, the Company will continue to depreciate the carrying value of the properties in its financial statements and no gain or loss has been recognized on the contribution. The Company’s pension obligation has been reduced by $49.7 million, and a long-term and short-term financing obligation equaling $45.7 million and $4.0 million, respectively, was recorded on the date of the contribution. The financing obligation is reduced by a portion of lease payments made to the pension plan each month and the balance of this obligation at March 27, 2011, was $49.1 million.

Pension and Post-Retirement Plans:

All of the Company’s defined benefit plans were frozen in March 2009.

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

The elements of pension costs for continuing operations are as follows (in thousands):

	Three Months Ended
	March 27, 2011	March 28, 2010
Service cost	$1,400	$1,475
Interest cost	23,550	23,500
Expected return on plan assets	(24,025)	(24,050)
Actuarial loss	1,400	525

Net pension expense	$2,325	$1,450

The Company also provides for or subsidizes post-retirement health care and certain life insurance benefits for employees. The elements of post-retirement benefits for continuing operations are as follows (in thousands):

	Three Months Ended
	March 27, 2011	March 28, 2010
Interest cost	$350	400
Prior service cost amortization	(275)	(250)
Actuarial gain	(125)	(75)

Net post-retirement (credit) expense	$(50)	$75

Defined Contribution Plans:

The Company has a deferred compensation plan (401(k) plan) for its employees, which enables qualified employees to voluntarily defer compensation. The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to Company performance (as defined in the plan). The Company temporarily suspended its matching contribution to the 401(k) plan in 2009. No expense related to supplemental contributions was incurred in the first quarter of 2011. The Company incurred $2.9 million of expense related to supplemental contributions for the 401(k) plan in the first fiscal quarter of 2010.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contingent claims: There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. From time to time the Company is involved as a party in various governmental proceedings, including environmental matters. Management believes, after reviewing such actions with counsel, that the expected outcome of pending actions will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole, although no assurances can be given. No material amounts for any losses from litigation which may ultimately occur have been recorded in the consolidated financial statements, as management believes that any such losses are not probable.

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

The Company transferred ownership of certain unconsolidated companies from the Parent to a Guarantor Subsidiary. The Company recast the consolidating financial statements of operations for the quarter ended March 28, 2010 below to reflect the transfer made in fiscal 2010.

The following tables present condensed consolidating financial information for the Guarantor Subsidiaries, all other subsidiaries (“Non-Guarantor Subsidiaries”) and the Parent. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of the Securities and Exchange Commission Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company accounts for investments in these subsidiaries under the equity method of accounting. The financial statements include eliminations that are primarily related to investments in subsidiaries and intercompany balances and transactions. All cash receipts and payments are at Guarantor Subsidiaries and no cash transactions take place at Non-Guarantor Subsidiaries or at the Parent company. Accordingly all activities attributed to the Parent and Non-Guarantor Subsidiaries are of a non-cash nature in the statement of cash flows. Amounts are in thousands:

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 27, 2011 (UNAUDITED)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Parent	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$4,295				$4,295
Trade receivables, net of allowances	136,764				136,764
Newsprint, ink and other inventories	31,564				31,564
Other current assets	62,790	$229	$3,637	—	66,656

Total current assets	235,413	229	3,637	—	239,279
Property, plant and equipment, net	687,116	1			687,117
Identifiable intangibles – net	638,047				638,047
Goodwill	1,014,257				1,014,257
Investments in unconsolidated companies	309,760	1,356	63		311,179
Other assets	7,973		143,046		151,019
Investment in and advances to subsidiaries			1,926,226	$(1,926,226)	—

TOTAL ASSETS	$2,892,566	$1,586	$2,072,972	$(1,926,226)	$3,040,898

CURRENT LIABILITIES:
Accounts payable and accrued compensation	$87,948	$714	$3,549		$92,211
Unearned revenue	78,451				78,451
Other accrued liabilities	20,126	7	20,934	—	41,067

Total current liabilities	186,525	721	24,483	—	211,729
Long-term debt			1,686,047		1,686,047
Pension and postretirement obligations	548,875				548,875
Other long-term obligations	231,575	230	142,310	—	374,115

Total liabilities	966,975	951	1,852,840		2,820,766
CAPITAL STRUCTURE	1,925,591	635	220,132	$(1,926,226)	220,132

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,892,566	$1,586	$2,072,972	$(1,926,226)	$3,040,898

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 26, 2010 (UNAUDITED)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Parent	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$17,508				$17,508
Trade receivables, net of allowances	183,741				183,741
Newsprint, ink and other inventories	33,322				33,322
Other current assets	61,795	$237	$3,684		65,716

Total current assets	296,366	237	3,684		300,287
Property, plant and equipment, net	709,207	1			709,208
Identifiable intangibles – net	653,225				653,225
Goodwill	1,014,257				1,014,257
Investments in unconsolidated companies	305,539	1,279	63		306,881
Other assets	8,128		144,373		152,501
Investment in and advances to subsidiaries			1,981,477	$(1,981,477)	—

TOTAL ASSETS	$2,986,722	$1,517	$2,129,597	$(1,981,477)	$3,136,359

CURRENT LIABILITIES:
Accounts payable and accrued compensation	$114,405	$1,036	$7,163		$122,604
Unearned revenue	75,125				75,125
Other accrued liabilities	17,192	4	52,360		69,556

Total current liabilities	206,722	1,040	59,523		267,285
Long-term debt	—		1,703,339		1,703,339
Pension and postretirement obligations	599,904				599,904
Other long-term obligations	198,866	230	147,390		346,486

Total liabilities	1,005,492	1,270	1,910,252		2,917,014
CAPITAL STRUCTURE	1,981,230	247	219,345	$(1,981,477)	219,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,986,722	$1,517	$2,129,597	$(1,981,477)	$3,136,359

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED March 27, 2011 (UNAUDITED)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Parent	Eliminations	Consolidated
REVENUES - NET:
Advertising	$225,113				$225,113
Circulation	66,167				66,167
Other	12,311	$143			12,454

Total revenues -net	303,591	143			303,734
OPERATING EXPENSES:
Compensation	125,099	34	$(776)		124,357
Newsprint and supplements	35,376				35,376
Depreciation and amortization	31,231				31,231
Other operating expenses	91,904	27	384		92,315

Total operating expenses	283,610	61	(392)		283,279

OPERATING INCOME (LOSS)	19,981	82	392		20,455

NON-OPERATING (EXPENSES) INCOME:

Interest income (expense)	867		(41,814)		(40,947)
Loss on extinguishment of debt			(1,265)		(1,265)
Intercompany (charges) credits	(26,129)		26,129		—
Other - net	3,196	63	—		3,259

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,085)	145	(16,558)		(18,498)
INCOME TAX PROVISION (BENEFIT)	(6,296)	59	(10,299)		(16,536)

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,211	86	(6,259)		(1,962)
EQUITY INCOME FROM SUBSIDIARIES	—	—	4,297	$(4,297)	—

NET INCOME	$4,211	$86	$(1,962)	$(4,297)	$(1,962)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED MARCH 28, 2010 (UNAUDITED)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Parent	Eliminations	Consolidated
REVENUES - NET:
Advertising	$252,921				$252,921
Circulation	69,686				69,686
Other	12,803	$155			12,958

Total revenues - net	335,410	155			335,565

OPERATING EXPENSES:

Compensation	137,600	36			137,636
Newsprint and supplements	32,312				32,312
Depreciation and amortization	31,818				31,818
Other operating expenses	86,743	22	443		87,208

Total operating expenses	288,473	58	443		288,974

OPERATING INCOME (LOSS)	46,937	97	(443)		46,591

NON-OPERATING (EXPENSES) INCOME:

Interest income (expense)	(520)		(40,247)		(40,767)
Loss on extinguishment of debt			(7,492)		(7,492)
Intercompany (charges) credits	(31,834)	3,380	28,454		—
Other - net	(825)	(93)			(918)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,758	3,384	(19,728)		(2,586)
INCOME TAX PROVISION (BENEFIT)	5,229	1,387	(7,244)		(628)

INCOME (LOSS) FROM CONTINUING OPERATIONS	8,529	1,997	(12,484)		(1,958)
EQUITY INCOME FROM SUBSIDIARIES	—	—	10,526	$(10,526)	—
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	4,161		4,161

NET INCOME	$8,529	$1,997	$2,203	$(10,526)	$2,203

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 27, 2011 (UNAUDITED)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Parent	Consolidated
CASH FROM OPERATING ACTIVITIES	$8,435	$—	$—	$8,435
CASH FROM INVESTING ACTIVITIES	(872)			(872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing of revolving bank debt	7,750			7,750
Purchase of public notes	(28,431)			(28,431)
Other-principally stock activities	(95)			(95)

Net cash from financing activities	(20,776)			(20,776)

NET CHANGE IN CASH	(13,213)			(13,213)

CASH AT BEGINNING OF YEAR	17,508			17,508

CASH AT END OF YEAR	$4,295	$—	$—	$4,295

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 28, 2010 (UNAUDITED)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Parent	Consolidated
CASH FROM OPERATING ACTIVITIES	$94,634	$—	$—	$94,634
CASH FROM INVESTING ACTIVITIES	6,476			6,476
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	864,710			864,710
Net repayments of revolving bank debt	(330,700)			(330,700)
Repayment of term debt	(415,765)			(415,765)
Purchase of public notes and related expenses	(187,339)			(187,339)
Payment of financing costs	(31,127)			(31,127)
Other-principally stock transactions	185			185

Net cash from financing activities	(100,036)			(100,036)

NET CHANGE IN CASH	1,074			1,074
CASH AT BEGINNING OF YEAR	6,157			6,157

CASH AT END OF YEAR	$7,231	$—	$—	$7,231

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

McClatchy also owns a portfolio of premium digital assets, including 15.0% of CareerBuilder LLC, which operates the nation’s largest online job site CareerBuilder.com, 25.6% of Classified Ventures LLC, a company that offers classified websites such as the auto website Cars.com and the rental site Apartments.com, and 33.3% of HomeFinder LLC, which operates the online real estate website HomeFinder.com.

The Company’s primary source of revenue is print and digital advertising, which accounted for 74.1% of the Company’s revenue for the first quarter of 2011. Classified advertising as a percentage of total advertising revenues was 28.8% in the first quarter of 2011. Revenues from retail advertising carried as a part of newspapers (run of press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) were 50.8% in the first quarter of 2011. National advertising as a percentage of total advertising revenue was 8.0% of total advertising revenue in the first quarter of 2011. Direct marketing largely made up the remaining 12.3% of the Company’s advertising revenues in the first quarter of 2011 and has been growing as a percent of advertising since early 2010.

All categories of digital advertising are performing better than print advertising. In total, revenues from digital advertising increased 2.2% in the first quarter of 2011 compared to the first quarter of 2010 while print advertising declined 13.8% over the same periods. In particular, digital-only advertising, that is, digital advertising that is not sold as part of a package with print advertising grew at a 10.2% pace in the first quarter of 2011 compared to the first quarter of 2010.

Circulation revenues contributed 21.8% of the Company’s revenues in the first quarter of 2011 compared to 20.8% in the first quarter of 2010. Most of the Company’s newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See “Results of Operations” for a discussion of the Company’s revenue performance and contribution by category for the three months ended March 27, 2011, and March 28, 2010.

Recent Events and Trends

Advertising Revenues:

Advertising revenues in the first quarter of 2011 decreased as a result of the continuing weak economy and the secular shift in advertising demand from print to digital products. While advertising revenue trends generally improved throughout 2010, they slowed in the first quarter of 2011. Advertising revenues in the fourth quarter of 2010 declined 6.9% and were down 11.0% in the first quarter of 2011 (both periods compared to the same quarters in the prior year).

Management believes the declines are primarily attributable to the weaknesses in the U.S. economy and the general shift in advertising to the internet. In addition, the first quarter of 2011 reflected a later Easter in 2011 compared to 2010, which caused Easter-related retail advertising to move from the first quarter to the second quarter in 2011 compared to 2010.

Despite declines in advertising revenue as a whole, during 2010 certain advertising revenue categories, including digital and direct marketing advertising grew and this trend has continued in 2011. See the revenue discussions in management’s review of the Company’s “Results of Operations”.

Newsprint:

Newsprint prices are volatile and largely dependent on global demand and supply for newsprint. In 2010, supply and demand were largely in balance as the result of higher export demand and reductions in capacity. As a result, producers were able to increase prices in fiscal 2010. In the first quarter of 2011, supply is slightly ahead of demand, which has resulted in no additional price increases in the first quarter of 2011. Nevertheless, newsprint prices were higher in the first quarter of 2011 than the corresponding period in 2010 as a result of the price increases during the last year. The impact of newsprint price increases on the Company’s financial results is discussed under “Results of Operations” below.

Debt Refinancing and Subsequent Debt Repayments:

February 2010 Refinancing: The Company was a party to a credit agreement, dated as of June 27, 2006 (as amended through May 20, 2009, the “original credit agreement”), which provided for a five-year revolving credit facility and term loans. On January 26, 2010, the Company entered into an amendment and restatement of the original credit agreement that became effective on February 11, 2010 (the “Amended and Restated Credit Agreement”), immediately prior to the closing of an offering of $875.0 million of senior secured notes. The Amended and Restated Credit Agreement required a substantial reduction in bank debt and allowed for the early retirement of other bond debt using the proceeds of the secured notes offering. The Company was in compliance with all covenants of the credit agreement at the time of the refinancing.

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

December 2010 Amendment: The Company paid down the principal amount of its term loans outstanding under the Amended and Restated Credit Agreement throughout 2010 using its cash from operations. On December 16, 2010, the Company entered into an amendment of the Amended and Restated Credit Agreement (the “Credit Agreement”) to, among other things, remove certain restrictions on the ability to repurchase its publicly-traded bonds, to repay the remaining bank term loans and to reduce the lenders’ revolving loan commitments under the Amended and Restated Credit Agreement.

The Credit Agreement provides for a $150.8 million revolving credit facility, including a $100.0 million letter of credit sub-facility. Revolving commitments of $25.8 million will terminate on June 27, 2011, and the remaining revolving loan commitments of $125.0 million will terminate on July 1, 2013.

February 2011 Activity: In February 2011 the Company purchased $28.4 million aggregate principal amount of its outstanding debt securities using cash generated by operations and partially obtained from its Credit Agreement. The Company purchased outstanding principal amount of debt securities as follows: $0.4 million of its 15.75% senior notes due 2014, $8.0 million of 4.625% notes due 2014, $10.0 million of 5.75% notes due 2017 and $10.0 million of its 11.50% secured notes due 2017.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2010 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and postretirement benefits, income taxes, and insurance. There have been no material changes to the Company’s critical accounting policies described in the Company’s 2010 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

First Fiscal Quarter of 2011 Compared to First Fiscal Quarter of 2010

The Company reported a loss in the first fiscal quarter of 2011 of $2.0 million, or $0.02 per basic share. The Company did not have income or loss from discontinued operations in the first fiscal quarter of 2011. The Company’s loss from continuing operations in first fiscal quarter of 2010 was $2.0 million, or $0.02 per basic share and its net income, including discontinued operations, in 2010 was $2.2 million, or $0.03 per basic share.

Revenues:

Revenues in the first quarter of 2011 were $303.7 million, down 9.5% from revenues of $335.6 million in the first quarter of 2010. Advertising revenues were $225.1 million in the first quarter of fiscal 2011, down 11.0% from advertising revenues in the first quarter of 2010, and circulation revenues were $66.1 million, down 5.0% from the first quarter of 2010.

The following summarizes the Company’s revenues by category, which compares the first fiscal quarter of 2011 with the first fiscal quarter of 2010 (dollars in thousands):

	Three Months Ended		% Change
	March 27, 2011	March 28, 2010
Advertising:
Retail	$114,438	$130,806	-12.5%
National	18,096	25,613	-29.3%
Classified:
Auto	20,608	20,517	0.4%
Employment	13,480	14,037	-4.0%
Real estate	11,644	14,442	-19.4%
Other	19,104	21,325	-10.4%

Total classified	64,836	70,321	-7.8%
Direct marketing and other	27,743	26,181	6.0%

Total advertising	225,113	252,921	-11.0%
Circulation	66,167	69,686	-5.1%
Other	12,454	12,958	-3.9%

Total revenues	$303,734	$335,565	-9.5%

Retail advertising decreased $16.4 million for the first fiscal quarter of 2011, or 12.5%, from the first fiscal quarter of 2010 primarily reflecting the impact of the slow economic recovery, shifting preferences to digital advertising and, to a lesser extent, a later Easter Sunday in 2011 (compared to 2010), which shifted some advertising into the Company’s second fiscal quarter. Comparing the first fiscal quarter of 2011 to 2010, retail advertising changed as follows: Print retail run of press advertising decreased $12.5 million, or 20.5%, and preprint advertising decreased $4.1 million, or 7.8%. Digital retail advertising increased $0.2 million for the first fiscal quarter of 2011, or 1.4% from the first fiscal quarter of 2010. Digital retail advertising was helped by 14.5% growth as compared to the first fiscal quarter of 2010 in sales from the Company’s sales arrangement with Yahoo.

National advertising decreased $7.5 million for the first fiscal quarter of 2011, or 29.3%, from the first fiscal quarter of 2010. The decline in total national advertising was broad-based, but was led by declines in advertising in the telecommunications segment in the first fiscal quarter of 2011 compared to 2010. Print national advertising declined 34.8% and digital national advertising decreased $0.5 million, or 9.3%, from the 2010 quarter.

Classified advertising revenues decreased $5.5 million, or 7.8%, for the first fiscal quarter of 2011 from the first fiscal quarter of 2010. Print classified advertising declined $6.8 million for the first fiscal quarter of 2011, or 14.0%, while digital classified advertising increased $1.3 million for the first fiscal quarter of 2011, or 5.7%, from the first fiscal quarter of 2010. The following is a discussion of the major classified advertising categories:

•

Automotive advertising increased $0.1 million, or 0.4%, from the first fiscal quarter of 2010. Automotive advertising continues to migrate to digital advertising as auto dealers recover from the recession. As a result, print automotive advertising declined 12.5%, while digital automotive advertising was up 22.8% from the first fiscal quarter of 2010.

•

Employment advertising decreased $0.6 million, or 4.0%, from the first fiscal quarter of 2010, reflecting a continued slow recovery in employment across the nation and, therefore, employment advertising. The declines were reflected both in print employment advertising, down 1.8%, and online employment advertising, down 5.9%.

•

Real estate advertising decreased $2.8 million, or 19.4%, from the first fiscal quarter of 2010 as this sector in the economy has been slow to recover. In total, print real estate advertising declined 25.7%, while digital advertising was down 0.2%.

•

Other classified advertising, which includes legal, remembrance and celebration notices, and miscellaneous advertising, was down 10.4% in the first fiscal quarter of 2011 compared to the first fiscal quarter for 2010. Print other classified advertising decreased 12.5% as compared to the first fiscal quarter of 2011 and online other classified advertising declined 0.2%.

Digital advertising revenues, which are included in each of the advertising categories discussed above, totaled $45.3 million in the first fiscal quarter of 2011, an increase of 2.2% as compared to the first fiscal quarter of 2010. Digital-only advertising revenues, which totaled $21.4 million in the first quarter of 2011, grew 10.2% from the first fiscal quarter of 2010, while digital advertising revenues sold in conjunction with print products declined 4.2% reflecting the lower print sales.

Direct marketing increased $1.8 million, or 7.1%, from the first fiscal quarter of 2010 reflecting continued popularity of the Company’s “Sunday Select” product and other direct marketing products. Sunday Select is a package of preprints delivered to non-newspaper subscribers upon request.

Circulation revenues decreased $3.5 million, or 5.0%, from the first fiscal quarter of 2010, primarily reflecting lower circulation volumes and the shifting mix of circulation sales away from single-copy sales, which net more revenues to the Company’s newspapers. Average paid daily circulation declined 3.7%, and Sunday circulation was down 2.8% in the first fiscal quarter of 2011 as compared to the same period in 2010. The Company expects circulation volumes to remain lower in fiscal 2011 compared to fiscal 2010 reflecting the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses in 2011 included restructuring-related severance as well as impairments related to excess property under contract for sale as the Company has downsized and restructured. The following table summarizes operating expenses, including the impact of restructuring charges and other items included in the operating expenses in the 2011 and 2010 quarters (in thousands):

	Three Months Ended		Dollar Change
	March 27, 2011	March 28, 2010
Operating expenses as reported	$283,279	$288,974	$(5,695)
Restructuring charges and other items	14,851	3,525	11,326

Compensation expense	$124,357	$137,636	$(13,279)
Restructuring charges	4,549	3,525	1,024

Operating expenses in the first quarter of fiscal 2011 decreased by $5.7 million compared to the first quarter of fiscal 2010. Operating expenses in the first fiscal quarter of 2011 included $4.5 million in severance, which was largely paid as of the end of the quarter, and impairment charges of $10.3 million related to real property sold early in the second fiscal quarter. The Company recorded impairments in the first fiscal quarter of 2011 to write down the value of these properties to the sales prices received in the second quarter of 2011. Expenses in the first fiscal quarter of 2010 included $3.5 million of severance related to the Company’s restructuring plans.

Compensation expenses decreased $13.3 million for the first fiscal quarter of 2011, or 9.6% from the first fiscal quarter of 2010 and included the restructuring charges discussed above. Payroll was down 7.1% reflecting, in part, an 8.8% decline in headcount. Fringe benefits costs declined 19.7% reflecting lower medical and retirement costs compared to the first fiscal quarter of 2010.

Newsprint and supplement expense increased 9.5% for the first fiscal quarter of 2011 as compared to the same period in 2010. Newsprint expense was up 8.1% quarter-over-quarter, primarily reflecting higher newsprint prices that were only partially offset by lower newsprint usage. Supplement expense increased 14.4% compared to the first fiscal quarter of 2010. Depreciation and amortization expenses were down 1.8% from the first fiscal quarter of 2010. Other operating costs increased 5.9% and included charges related to assets that were sold. Other operating expenses (excluding gains and losses on assets sales) declined 4.2% in the first fiscal quarter of 2011 as compared to the same quarter in 2010, reflecting company-wide cost controls.

Interest:

Interest expense was $40.9 million for the first fiscal quarter of 2011, relatively flat when compared to the interest expense of $40.8 million in the 2010 quarter. Interest on debt increased $3.6 million reflecting higher interest rates resulting from the Company’s debt refinancing in February 2011, which was partially offset by lower debt balances. Interest on taxes declined $3.7 million reflecting the settlement of a tax position that was favorable to the Company and the Company recorded $0.3 million in interest on its financing lease obligation (see Note 5 for an expanded discussion of this obligation).

Equity Income (Loss):

Total income from unconsolidated investments was $3.2 million in the first quarter of 2011 compared to a $1.0 million loss in 2010 and primarily reflects stronger earnings from the Company’s internet-related investments.

Loss on Extinguishment of Debt:

In February 2011 the Company repurchased $28.4 million of bonds in open market repurchases for approximately the face amount and wrote off discounts related to the bonds resulting in a loss on the extinguishment of debt of $1.3 million in the first fiscal quarter of 2011.

On February 11, 2010, the Company completed a refinancing of substantially all of its debt maturing in 2011 by amending its credit agreement, issuing $875.0 million of senior secured notes and tendering for certain public notes due in 2011 and 2014. See an expanded discussion at Note 4 to the financial statements. The Company paid $31.1 million in fees related to various transactions in the refinancing, most of which were capitalized as deferred financing costs, however, the Company recognized a $7.5 million loss related to the refinancing and subsequent debt repayments in the first quarter of 2010.

Income Taxes:

The Company recorded an income tax benefit of $16.5 million on a pre-tax loss from continuing operations of $18.5 million in the first quarter of 2011. The benefit included a favorable settlement of certain state tax issues that totaled $7.6 million in the first fiscal quarter of 2011. Excluding the impact of this settlement, the net tax benefit was $9.0 million and resulted in a benefit rate of 48.1%. This benefit rate is higher than the statutory rate expected primarily because of state taxes, including certain taxes that do not vary with income.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $4.3 million as of March 27, 2011 compared to $7.2 million of cash at March 28, 2010 and $17.5 million at the end of fiscal 2010. The Company used all available cash to reduce its debt in the first fiscal quarters of 2010 and 2011.

Operating Activities:

The Company generated $8.4 million of cash from operating activities from continuing operations in the first fiscal quarter of 2011 compared to $94.6 million in the first fiscal quarter of 2010. The decrease in cash from operating activities in 2011 primarily relates to the use of cash for the following operational purposes:

•	To pay interest on the Company’s 2017 Secured Notes (the Notes were issued in February 2010 and no interest payment was due in the first quarter of 2010);

•	To pay funds for the supplementary contributions accrued throughout 2010 but payable to the Company’s 401(k) plan in the first quarter of 2011; and

•	For 2010 bonuses paid in 2011 (no similar payments were made in the first fiscal quarter of 2010).

In January 2011 the Company contributed certain of its real property appraised at $49.7 million to its qualified defined benefit pension plan. McClatchy expects its required pension contribution under the Employee Retirement Income Security Act to be approximately $51.2 million in 2011, and the contribution of real property is expected to satisfy most of the Company’s required pension contribution for fiscal 2011. The remaining required contribution for fiscal 2011, if any, will be made in cash. See Note 5 to the Condensed Consolidated Financial Statements for greater discussion of the Company’s contribution.

Investing Activities:

The Company used $0.9 million of cash for investing activities. The Company used $3.1 million for the purchase of property plant and equipment and expects capital expenditures to be approximately $20.0 million in 2011. In addition, the Company received proceeds of $2.2 million primarily from the sale of certain assets that were no longer in use. A portion of the loss on asset sales recorded in the Company’s operations in the first quarter of 2011 related to the write-down of the carrying value of real properties, which were sold in the second quarter of 2011. Proceeds of $7.1 million were received in the second quarter of 2011 related to these transactions.

Financing Activities:

The Company used $20.8 million for financing activities in 2011. The Company drew down a net $7.8 million on its revolving credit line to partially fund the repurchase of $28.4 million in bonds in the open market.

In 2010, the Company received net proceeds of $864.7 million from the issuance of $875.0 million in senior secured notes (See discussion of debt refinancing under “Debt and Related Matters” below). The Company used proceeds from the refinancing and cash from operations to repay $330.7 million in revolving bank debt and $415.8 million in term bank debt. In addition, the Company paid $187.3 million to retire $171.9 million of notes that would have matured in 2011 and 2014. The Company paid $31.1 million in costs associated with the refinancing transactions, most of which were recorded as deferred financing charges and the rest recorded as a loss on debt extinguishment.

On June 1, 2011, $18.1 million of 7.125% bonds mature and on June 27, 2011, $25.8 million of bank revolving credit line expires. The Company expects to retire the bonds using its continuing line of credit. See an expanded discussion of debt and related matters below. While the Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures over the next 12 months.

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

February 11, 2010: On January 26, 2010, the Company entered into an amendment and restatement of the original credit agreement that became effective on February 11, 2010 (the “Amended and Restated Credit Agreement”), immediately prior to the closing of an offering of $875.0 million of senior secured notes. The Amended and Restated Credit Agreement required a substantial reduction in bank debt and allowed for the early retirement of other bond debt using the proceeds of the secured notes offering. The Company was in compliance with all financial covenants of the credit agreement at the time of the refinancing.

Upon closing of the refinancing transaction on February 11, 2010, the Amended and Restated Credit Agreement provided for a $262.0 million term loan and a $249.3 million revolving credit facility, including a $100.0 million letter of credit sub-facility and extended the term of certain of the credit commitments to July 1, 2013. In connection with the Amended and Restated Credit Agreement, certain of the lenders did not extend the maturity of their commitments from the original maturity date of June 27, 2011. See discussion of the December 16, 2010, amendment below for additional details on the Amended and Restated Credit Agreement.

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.5% senior secured notes due February 15, 2017, totaling $875.0 million (the “2017 Notes”). The 2017 Notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and will rank equally with liens granted under McClatchy’s Credit Agreement. The assets securing the 2017 Notes are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets. In addition, the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due 2014 (“2014 Senior Notes”), paying $187.3 million in cash for $171.9 million of principal 2011 and 2014 notes.

The 2017 Notes were issued in a private placement. In August 2010, the original 2017 Notes (and associated guarantees) were exchanged for new 2017 Notes (and associated guarantees) that have terms substantially identical to the original notes except that the 2017 Notes issued in the exchange are not subject to transfer restrictions.

December 16, 2010, Amendment: The Company paid down the principal amount of its term loans outstanding under the Amended and Restated Credit Agreement throughout 2010 using its cash from operations. On December 16, 2010, the Company entered into an amendment of the Amended and Restated Credit Agreement (the “Credit Agreement”) to, among other things, remove certain restrictions on the ability to repurchase its publicly-traded bonds, to repay the remaining $41.0 million of bank term loans and to reduce the lenders’ revolving loan commitments under the Amended and Restated Credit Agreement. The remaining term loans were repaid on December 20, 2010.

The Credit Agreement provides for a $150.8 million revolving credit facility, including a $100.0 million letter of credit sub-facility. Revolving commitments of $25.8 million will terminate on June 27, 2011, and the remaining revolving loan commitments of $125.0 million will terminate on July 1, 2013.

February 2011 Activity: In February 2011 the Company purchased $28.4 million aggregate principal amount of its outstanding debt securities using cash generated by operations and partially obtained from its Credit Agreement. The Company purchased outstanding principal amount of debt securities as follows: $0.4 million of its 15.75% senior notes due 2014, $8.0 million of 4.625% notes due 2014, $10.0 million of 5.750% notes due 2017 and $10.0 million of it’s 11.50% secured notes due 2017.

At March 27, 2011, the Company had $7.8 million outstanding under its Credit Agreement and had outstanding letters of credit totaling $47.5 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. At March 27, 2011, net of these letters of credit, a total of $95.6 million was available under the Company’s revolving facility under the Credit Agreement.

Debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points. In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). In the case of a LIBOR spread, the Credit Agreement sets a floor on LIBOR for the purposes of interest payments of no less than 300 basis points (except for working capital borrowings which are not subject to the 300 basis point floor and are limited to $45.0 million and a 30 day term). A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of March 27, 2011, the Company paid interest on borrowings under the Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and pays 50.0 basis points for commitment fees.

The Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 1.50 to 1.00. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; decreasing to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012; and decreasing to 6.00 to 1.00 thereafter. Under the Credit Agreement the Company is required to maintain at least $50.0 million of available liquidity, defined as the sum of cash equivalents plus the amount available under the Company’s revolving facility, as of the last day of each fiscal quarter. The Credit Agreement includes limitations on cash dividends allowed to be paid at certain leverage levels and other covenants, including limitations on additional debt.

At March 27, 2011, the Company’s consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.25 to 1.00, its consolidated leverage ratio (as defined in the Credit Agreement) was 4.71 to 1.00 and its available liquidity was $99.9 million and the Company was in compliance with all financial covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

Senior Secured Notes: The 2017 Notes are governed by an indenture entered into on February 11, 2010, which includes a number of covenants that are applicable to the Company and its restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 2017 Notes. These covenants include, among other things, restrictions on the ability of the Company and its restricted subsidiaries to incur additional debt; make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole.

Substantially all of the Company’s subsidiaries have guaranteed the Company’s obligations under the Credit Agreement and 2017 Notes (“senior secured debt”). See Note 7 for consolidating financial information on the Company’s subsidiaries that have guaranteed the senior secured debt (“Guarantor Subsidiaries”), all other subsidiaries (“Non-Guarantor Subsidiaries”) and the parent company.

In addition, the Company has granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 2017 Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any land, buildings, machinery and equipment (“PP&E”) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company.

Off-Balance-Sheet Arrangements:

As of March 27, 2011, the Company did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

As of March 27, 2011, there were no significant changes to the Company’s contractual obligations, except for the repayment of $20.6 million in debt principal.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s outstanding debt is at a fixed rate.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6 to the Condensed Consolidated Financial Statements.

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

Despite some signs of recovery, the U.S. economy continues to be in a period of economic uncertainty. Certain aspects of the economy, including real estate, employment and consumer confidence, remain distressed. The economies in California and Florida, where approximately a third of the Company’s advertising revenues are generated, have been particularly hard hit and are recovering more slowly than the national economy. These economic conditions have had and are expected to continue to have an adverse effect on the Company’s advertising revenues. To the extent these economic conditions continue or worsen, the Company’s business and advertising revenues will be adversely affected, which could negatively impact the Company’s operations and cash flows and the Company’s ability to meet the covenants in its senior secured credit agreement. In addition, seasonal variations in consumer spending cause the Company’s quarterly advertising revenues to fluctuate. Second and fourth quarter advertising revenues are typically higher than first and third quarter advertising revenues, reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season. If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, The Company may not be able to grow or maintain its revenues for the year, which would have an adverse effect on the Company’s business and financial results.

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

During the first fiscal quarter of 2011, the Company recorded an impairment of $10.3 million to write down the value of certain property to an agreed upon sales price (the sales were completed early in the second fiscal quarter of 2011). Also, the Company has excess real property that is classified as a “Level 3” classification under applicable accounting rules with respect to fair value guidance. Level 3 classifications are used in cases in which there is limited or no market activity to determine the value of an asset or liability, thereby requiring the reporting entity to make estimates and assumptions related to the pricing of the asset or liability. The Company recorded a write-down of $21.4 million in 2010 and $26.3 million in 2009 on the carrying value of land that was formerly under contract to be sold in Miami based on its analysis of an independent appraisal of the property, including the economic downturn and the decline in the fair value of the commercial real estate in Miami. The Company may need to record additional write-downs of excess property if its analysis indicates that its carrying value no longer reflects the fair value of any of the property. Any such write-downs could have a material adverse effect on the Company’s financial position.

The Company has $1.75 billion in total consolidated debt, which subjects the Company to significant financial risk.

As of March 27, 2011, the Company had approximately $1.75 billion in total principal indebtedness outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Higher leverage ratios could affect the Company’s future ability to refinance maturing debt or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.

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

As of March 27, 2011, the Company had approximately $1.75 billion in total principal indebtedness, consisting of $865 million of publicly-traded senior secured notes and unsecured publicly-traded notes maturing in 2011, 2014, 2017, 2027 and 2029. The near-term 2011 notes totaled $18.1 million and the 2014 notes totaled $160.9 million. While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced in the future. Access to the capital markets for longer-term financing may be restricted if disruptions in the capital and credit markets occur again as were experienced during 2008 and 2009.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Newsprint accounted for 9.7% of McClatchy’s operating expenses for the first fiscal quarter of 2011. Accordingly, earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

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

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of March 27, 2011, approximately 6.1% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire in 2012. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

Under the Pension Protection Act, the Company will be required to make greater contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

The poor capital markets of 2008 had a significantly negative impact on the investment funds in the Company’s pension plan, which was partially offset by strong returns in the capital markets in 2009 and 2010. However, as a result of the plan’s lower assets, the projected benefit obligations of the Company’s qualified pension plan exceeded plan assets by $479.1 million as of December 26, 2010. In January 2011, McClatchy contributed company-owned real property valued at $49.7 million to its retirement plan that is expected to meet substantially all of the Company’s $51.2 million in 2011 funding requirements.

Nonetheless, the excess of benefit obligations over pension assets is expected to give rise to an increase in required pension contributions over the next several years. The Pension Relief Act of 2010 (PRA) provides relief in the funding requirements of the qualified defined benefit pension plan, and the Company has elected an option that allows the funding related to its 2009 plan year required contributions to be paid over 15 years (15-year-deferral relief option). Under the PRA, the Company may elect a 15-year-deferral relief option on one additional plan year in the future. However, even with the relief provided by the PRA, management expects future contributions to be substantially higher than the 2011 amounts. In addition, poor capital market performance and/or lower long-term interest rates may result in greater annual contributions.

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

The Company’s future growth depends to a significant degree upon the development of its digital businesses. The growth and success of its digital businesses over the long term depends on various factors, including, among other things, the ability to:

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

Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 40 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant

May 5, 2011	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer

May 5, 2011	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

TABLE OF EXHIBITS

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company’s Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed July 28, 2008.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1*	Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 26, 2006.

10.2*	Credit Agreement dated June 27, 2006, by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.3*	Amendment No. 1 to Credit Agreement dated March 28, 2007, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 99.1 in the Company’s Current Report on Form 8-K filed April 2, 2007.

10.4*	Amendment No. 2 to Credit Agreement dated July 30, 2007, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed July 31, 2007.

10.5*	Amendment No. 3 to Credit Agreement dated March 28, 2008, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed March 31, 2008.

10.6*	Amendment No. 4 to Credit Agreement dated as of September 26, 2008, by and among The McClatchy Company, the lenders under its Credit Agreement dated June 27, 2006, and amended on March 28, 2007, July 19, 2007, and March 28, 2008 (the “Credit Agreement”) by and among The McClatchy Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and other lenders thereto and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.7*	Amendment No. 5 to Credit Agreement dated May 20, 2009, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed May 21, 2009.

Exhibit	Description

10.8*	Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on February 17, 2010.

10.9*	Amendment No 1 to the Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on December 20, 2010.

10.10*	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement, included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.11*	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent, included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.12*	General Continuing Guaranty dated May 4, 2007, by each Material Subsidiary in favor of the Lenders party to the Credit Agreement dated June 27, 2006, by and between The McClatchy Company, the Lenders and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ending on April 1, 2007.

10.13*	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.14*	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.15*	Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on February 9, 2010.

10.16*	Indenture, dated February 11, 2010, among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.1 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

10.17*	Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J.P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

Exhibit	Description

10.18*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 30, 2000.

10.19*	The Company’s Amended and Restated CEO Bonus Plan, included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

10.20*	2010 Senior Executive Retention Bonus Plan included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2010.

**10.21*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.22*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.23*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.24*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.25*	The McClatchy Company Benefit Restoration Plan included as Exhibit 10.3 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.26*	The McClatchy Company Bonus Recognition Plan included as Exhibit 10.4 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.27*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.28*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 29, 2008.

**10.29*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company’s 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s Report on Form 10-K for the year ending December 30, 2007.

**10.30*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.31*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005.

**10.32*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2009.

Exhibit	Description

**10.33*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company’s Form 10-K for the year ending December 28, 2003.

**10.34*	Second Amendment to Amended and Restated Employee Agreement for Mr. Pruitt included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.35*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

**10.36*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.37*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007 included as Exhibit 10.16 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.38*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998 included as Exhibit 10.12 to the Company’s Report on Form 10-K for the year ending December 31, 1997.

**10.39*	The Company’s Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company’s Report on Form 10-K for the year ending December 25, 2005.

**10.40*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007 included as Exhibit 10.18 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.41*	The Company’s Amended and Restated Employee Stock Purchase Plan, included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.42*	Separation and Release Agreement between the Company and Lynn Dickerson dated July 16, 2009, included as exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 28, 2009.

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference

**	Compensation plans or arrangements for the Company’s executive officers and directors