Form 10-Q
period 2011-06-26
MCCLATCHY CO
filed 2011-08-05
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 26, 2011

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☒  No

As of July 29, 2011, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	60,402,712
Class B Common Stock	24,800,962

THE McCLATCHY COMPANY

Forward-Looking Information:

This report on Form 10-Q contains forward-looking statements regarding the Company’s future financial performance and operations. These statements represent our expectations or beliefs concerning future events and are based upon our current expectations and knowledge of factors impacting our business, including, without limitation, statements about our ability to consummate contemplated sales transactions for our assets or investments, and the ability of those sales to enable debt reduction on anticipated terms, our customers and the markets in which we operate, advertising revenues, the effect of revenues on the fair value of our reporting units, our audience and circulation volumes, our impairment analyses and our evaluation of the factors pertinent thereto, the economy, our pension plans, including our assumptions regarding return on pension plan assets and assumed discount rates and future contributions to our qualified pension plan, newsprint pricing and our costs, our restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures, litigation, sufficiency of capital resources, possible acquisitions and investments, and our future financial performance. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands, except share amounts)

	June 26,	December 26,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,929	$17,508
Trade receivables – (less allowance of $7,431 in 2011 and $7,836 in 2010 )	141,774	183,741
Other receivables	9,297	11,809
Newsprint, ink and other inventories	29,931	33,322
Deferred income taxes	22,719	22,762
Income tax receivable	2,360	9,444
Assets held for sale	1,279	2,709
Other current assets	19,855	18,992

	286,144	300,287
PROPERTY, PLANT AND EQUIPMENT:
Land	308,278	196,497
Building and improvements	364,632	391,746
Equipment	785,571	797,919
Construction in progress	4,599	3,286

	1,463,080	1,389,448
Less accumulated depreciation	(680,397)	(680,240)

	782,683	709,208
INTANGIBLE ASSETS:
Identifiable intangibles – net	617,584	647,225
Goodwill	1,014,257	1,014,257

	1,631,841	1,661,482
INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	320,359	306,881
Other assets	32,739	169,001

	353,098	475,882

TOTAL ASSETS	$3,053,766	$3,146,859

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued

(In thousands, except share amounts)

	June 26,	December 26,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,933	$47,771
Accrued compensation	52,753	74,833
Income taxes payable	24,215	2,942
Unearned revenue	76,361	75,125
Accrued interest	50,536	51,864
Other accrued liabilities	17,385	31,250

	261,183	283,785
NON-CURRENT LIABILITIES:
Long-term debt	1,615,752	1,703,339
Deferred income taxes	182,009	230,159
Pension and postretirement obligations	416,052	599,904
Other long-term obligations	375,297	113,920

	2,589,110	2,647,322
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A – authorized 200,000,000 shares, issued 60,575,222 in 2011 and 60,278,448 in 2010	606	603
Class B – authorized 60,000,000 shares, issued 24,800,962 in 2011 and 24,800,962 in 2010	248	248
Additional paid-in capital	2,216,331	2,212,915
Accumulated deficit	(1,747,436)	(1,750,421)
Treasury stock at cost, 258,862 shares in 2011 and 116,045 shares in 2010	(1,141)	(532)
Accumulated other comprehensive loss	(265,135)	(247,061)

	203,473	215,752

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,053,766	$3,146,859

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
REVENUES - NET:
Advertising	$236,022	$260,540	$461,135	$513,461
Circulation	65,144	67,666	131,311	137,352
Other	13,084	13,824	25,538	26,782

	314,250	342,030	617,984	677,595
OPERATING EXPENSES:
Compensation	119,735	129,934	244,092	267,570
Newsprint and supplements	36,947	32,651	72,323	64,963
Depreciation and amortization	30,353	35,904	61,584	67,722
Other operating expenses	82,082	86,444	174,397	173,652

	269,117	284,933	552,396	573,907

OPERATING INCOME	45,133	57,097	65,588	103,688

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(44,696)	(49,449)	(85,643)	(90,216)
Interest income	26	44	47	71
Equity income in unconsolidated companies, net	9,500	3,739	12,672	2,785
Loss on extinguishment of debt	(1,214)	(27)	(2,479)	(7,519)
Other - net	159	95	225	104

	(36,225)	(45,598)	(75,178)	(94,775)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	8,908	11,499	(9,590)	8,913

INCOME TAX PROVISION (BENEFIT)	3,961	4,221	(12,575)	3,593

INCOME FROM CONTINUING OPERATIONS	4,947	7,278	2,985	5,320

INCOME FROM DISCONTINUED OPERATIONS - NET OF INCOME TAXES	—	—	—	4,161

NET INCOME	$4,947	$7,278	$2,985	$9,481

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$0.06	$0.09	$0.04	$0.06
Income from discontinued operations	—	—	—	0.05

Net income per share	$0.06	$0.09	$0.04	$0.11

Diluted:
Income from continuing operations	$0.06	$0.09	$0.03	$0.06
Income from discontinued operations	—	—	—	0.05

Net income per share	$0.06	$0.09	$0.03	$0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	85,114	84,673	85,075	84,625
Diluted	85,948	85,484	85,975	85,396

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	June 26, 2011	June 27, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,985	$9,481
Less net income from discontinued operations	—	(4,161)

Income from continuing operations	2,985	5,320
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	61,584	67,722
Employee benefit expense	3,159	2,784
Contribution to qualified pension plan	(163,000)	—
Stock compensation expense	2,695	2,188
Equity income in unconsolidated companies	(12,672)	(2,785)
Loss on extinguishment of debt	2,479	7,519
Write-off of deferred financing costs	—	1,689
Other	3,237	10,217
Changes in certain assets and liabilities:
Trade receivables	41,967	50,903
Inventories	3,391	5,706
Other assets	2,690	5,824
Accounts payable	(8,123)	(7,053)
Accrued compensation	(22,080)	5,224
Income taxes	(11,328)	(11,364)
Other liabilities	(2,509)	23,504

Net cash from operating activities	(95,525)	167,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,053)	(5,670)
Proceeds from sale of equipment and other	10,770	2,465
Deposit for Miami land	—	6,000
Equity investments and other	(40)	(120)

Net cash from investing activities of continuing operations	3,677	2,675

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	864,710
Net borrowings (repayments) of revolving bank debt	—	(330,700)
Repayment of term debt	—	(485,765)
Purchase of privately held 15.75% notes due in 2014	(447)	(31,929)
Extinguishment of public notes and related expenses	(93,847)	(155,410)
Payment of financing costs	(2,552)	(31,538)
Proceeds from financing obligation related to Miami transaction	230,000	—
Other - principally stock transactions	115	313

Net cash from financing activities	133,269	(170,319)

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,421	(246)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,508	6,157

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,929	$5,911

OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$5,434	$15,853
Interest (net of capitalized interest)	77,733	42,848
Other non-cash financing activities:
Financing obligation for contribution of real property to pension plan	$49,710	—
Reduction of pension obligation	(49,710)	—

See notes to condensed consolidated financial statements

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share and per share amounts)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

	Par Value
	Class A	Class B
BALANCES, DECEMBER 26, 2010	$603	$248	$2,212,915	$(1,750,421)	$(247,061)	$(532)	$215,752
Net income				2,985			2,985
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized loss/prior service credit					(18,522)		(18,522)
Other comprehensive income related to investments in unconsolidated companies					448		448

Other comprehensive loss							(18,074)

Total comprehensive loss							(15,089)
Issuance of 296,774 Class A shares under stock plans	3		721				724
Stock compensation expense			2,695				2,695
Purchase of 142,817 shares of treasury stock						(609)	(609)

BALANCES, JUNE 26, 2011	$606	$248	$2,216,331	$(1,747,436)	$(265,135)	$(1,141)	$203,473

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE	1. SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (“McClatchy” or the “Company) is a leading news and information provider, offering a wide array of print and digital products in each of the markets it serves. As the third largest newspaper company in the country, McClatchy’s operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. The Company’s largest newspapers include The Miami Herald, The Sacramento Bee, Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer and The News & Observer in Raleigh, N.C.

McClatchy also owns a portfolio of premium digital assets, including 15.0% of CareerBuilder LLC, which operates the nation’s largest online job site, CareerBuilder.com, 25.6% of Classified Ventures LLC, a company that offers classified websites such as the auto website Cars.com and the rental site Apartments.com, and 33.3% of HomeFinder LLC, which operates the online real estate website HomeFinder.com. McClatchy is listed on the New York Stock Exchange under the symbol MNI.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010.

The financial statements include adjustments consisting of normal recurring items except for the immaterial items discussed below:

Subsequent to the issuance of the Company’s consolidated financial statements for the years ended December 26, 2010, and December 27, 2009, the Company determined that a $6.0 million parking easement asset related to a contract to sell certain land in Miami entered into in 2005 by Knight-Ridder, Inc. (KRI) prior to the Company’s purchase of KRI (“the original contract”) should have been considered in determining the fair value and the carrying value of the land instead of recorded as a separate intangible asset. The parking easement asset was partially impaired by $3.0 million for the year ended December 27, 2009, and fully impaired by an additional $3 million for the year ended December 26, 2010. Further, selling costs of $2.9 million related to the original contract were recorded in the year ended December 26, 2010, and should have been recorded in the year ended December 27, 2009. Additionally, $16.5 million of nonrefundable deposits associated with the original contract were offset against the carrying value of the land at December 26, 2010. Such offset should not have been reflected until termination of the original contract on January 31, 2011. As a result, the Company has restated its previously presented consolidated balance sheet as of December 26, 2010. Management believes the effects of these errors are not material to the Company’s previously issued consolidated financial statements. The impact of the restatement on specific line items in our December 26, 2010, balance sheet is presented below (in thousands):

	As of Dec. 26, 2010
Balance Sheet Items:	As Previously Reported	Restated
Identifiable intangibles – net	$653,225	$647,225
Other assets	152,501	169,001
Total assets	3,136,359	3,146,859
Other current accrued liabilities	14,750	31,250
Deferred income taxes	232,566	230,159
Accumulated deficit	(1,746,828)	(1,750,421)
Stockholders’ equity	219,345	215,752
Total liability & stockholders’ equity	$3,136,359	$3,146,859

Stock-based compensation – Beginning in fiscal 2006, all share-based payments to employees, including grants of employee stock options, stock appreciation rights, restricted stock units and restricted stock under equity incentive plans and purchases under the employee stock purchase plan, are recognized in the financial statements based on their fair values. At June 26, 2011, the Company had six stock-based compensation plans. Total stock-based compensation expense was $1.1 million and $0.9 million for the second fiscal quarters and was $2.7 million and $2.2 million for the first six months of fiscal 2011 and 2010, respectively.

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

Long-term debt. The fair value of long-term debt is determined based on a number of observable inputs including the current market activity of the Company’s publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. At June 26, 2011, the estimated fair value and the carrying value of long-term debt were $1.5 billion and $1.6 billion, respectively.

Comprehensive income (loss) –The Company records changes in its net assets from non-owner sources in its Consolidated Statement of Stockholders’ Equity. Such changes relate primarily to valuing pension liabilities, net of tax effects for the Company and its equity investments. The following table summarizes the composition of total comprehensive income (loss) (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net income	$4,947	$7,278	$2,985	$9,481
Pension amortization from other comprehensive (loss) income, net of tax	(19,122)	19	(18,522)	165
Other comprehensive (loss) income related to equity investments	(178)	(353)	448	(805)

Total comprehensive (loss) income	$(14,353)	$6,944	$(15,089)	$8,841

Earnings per share (EPS) – Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options, restricted stock units and restricted stock and are computed using the treasury stock method. Anti-dilutive common stock equivalents are excluded from diluted EPS. The weighted average anti-dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were approximately 6.7 million and 5.7 million for the three and six months ended June 26, 2011, respectively, and approximately 5.4 million for both the three and six months ended June 27, 2010.

New accounting pronouncements – In May 2011, the Financial Accounting Standards Board (FASB) issued a single authoritative guidance on a framework on how to measure fair value and on what disclosures to provide about fair value measurements. The FASB also clarified existing fair value measurement disclosures and made other amendments to current guidance. These amended standards and the adoption of this disclosure-only guidance is effective for the Company’s fiscal year beginning on December 26, 2011, and is not expected to have a material impact on the Company’s consolidated financial results or disclosures.

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in previous guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. This amended guidance is effective for the Company’s fiscal year beginning on December 26, 2011, and is not expected to have a material impact on the Company’s consolidated financial results or disclosures.

NOTE	2. INVESTMENTS IN UNCONSOLIDATED COMPANIES AND MIAMI LAND

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of June 26, 2011, and December 26, 2010 (dollars in thousands):

Company	% Ownership Interest	June 26, 2011	December 26, 2010
CareerBuilder, LLC	15.0	$224,801	$220,777
Classified Ventures, LLC	25.6	75,230	66,976
HomeFinder, LLC	33.3	2,243	3,061
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27.0	15,113	13,320
Other	Various	2,972	2,747

		$320,359	$306,881

The Company uses the equity method of accounting for a majority of investments.

During the six months ended June 26, 2011, McClatchy’s proportionate share of net income from several investees listed in the table above was greater than 20% of McClatchy’s consolidated net income before taxes. Summarized income statement information for these companies for the first six months of 2011 and 2010 follows (in thousands):

	Six Months Ended
	June 26, 2011	June 27, 2010
Revenues	$474,915	$406,273
Operating income	71,747	51,334
Net income	79,943	53,803

On January 31, 2011, the original contract to sell certain land in Miami terminated because the buyer did not consummate the transaction by the closing deadline in the contract. Under the terms of an agreement with the developer, McClatchy is now entitled to receive a $7.0 million termination fee and has filed a claim against the developer to secure payment, however the Company has not recorded any amounts in its financial statements related to the fee. McClatchy previously received approximately $16.5 million in nonrefundable deposits, which it used to repay debt.

On May 27, 2011, the Company sold 14.0 acres of land in Miami, including the building holding the operations of one of its subsidiaries, The Miami Herald Media Company, and an adjacent parking lot for a purchase price of $236 million. Approximately 9.4 acres of the land was previously subject to the original contract, which was terminated as discussed above. The Company received cash proceeds of $230 million, and an additional $6 million is being held in an escrow account, payable to McClatchy once expenses are incurred related to the relocation of its Miami operations.

The Miami Herald Media Company will continue to operate from its existing location for up to two years rent free while management pursues other sites for its operations. Because the Company will not pay rent for the two-year period, the Company is deemed to have continuing involvement in the property. As a result under generally accepted accounting principles, the sale is treated as a financing transaction.

Accordingly, the Company will continue to depreciate the carrying value of the building in its financial statements, and no gain or loss has been recognized on the transaction.

As a result of the accounting treatment described above, the Company has recorded a liability (in other long-term liabilities) equal to the sales proceeds received in the second quarter of 2011 ($230 million). The Company is required to impute rent based on market rates. The imputed rent will be reflected as interest expense as required by generally accepted accounting principles over the next two years or until the operations are moved, if sooner. The Company expects to recognize a gain of approximately $10 million (or less if the Miami Herald Media Company’s facilities are moved sooner) at the time the operations are moved and there is no longer continuing involvement with the Miami property.

NOTE	3. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following (in thousands):

	June 26, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(392,778)	$411,062
Other	31,111	(30,976)	135

Total	$834,951	$(423,754)	411,197

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387

Total			617,584
Goodwill			1,014,257

Total intangible assets and goodwill			$1,631,841

	December 26, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(364,010)	$439,830
Other	31,071	(30,063)	1,008

Total	$834,911	$(394,073)	440,838

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387

Total			647,225
Goodwill			1,014,257

Total intangible assets and goodwill			$1,661,482

Changes in indefinite lived intangible assets and goodwill as of June 26, 2011, consisted of the following (in thousands):

	Original Gross Amount	Accumulated Impairment	Carrying Amount
Mastheads	$683,000	$(476,613)	$206,387
Goodwill	3,589,253	(2,574,996)	1,014,257

Total	$4,272,253	$(3,051,609)	$1,220,644

Amortization expense with respect to intangible assets was $14.5 million and $14.7 million for the second fiscal quarters of 2011 and 2010, respectively, and $29.7 million and $29.3 million for the first six months of fiscal 2011 and 2010, respectively. The estimated remaining amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year	Amortization Expense
2011	$28,632
2012	58,155
2013	57,001
2014	52,522
2015	48,030

NOTE	4. LONG-TERM DEBT

As of June 26, 2011, and December 26, 2010, the Company’s long-term debt consisted of the following (in thousands):

	Face Value at June 26, 2011	Carrying Value
		June 26, 2011	December 26, 2010
Notes:
11.50% senior secured notes due in 2017	$865,000	$856,806	$865,978
15.75% senior notes due in 2014	—	—	552
7.125% notes due in 2011	—	—	18,172
4.625% notes due in 2014	111,401	104,921	157,634
5.750% notes due in 2017	336,638	317,047	324,842
7.150% debentures due in 2027	89,188	82,693	82,495
6.875% debentures due in 2029	276,230	254,285	253,666

Long - term debt	$1,678,457	$1,615,752	$1,703,339

On June 1, 2011, the Company retired at maturity $18.1 million of its 7.125% notes. Also, during the six months ended June 26, 2011, the Company purchased $77.9 million aggregate principal amount of its outstanding debt securities for $76.1 million using cash generated by operations and proceeds from asset sales. The Company purchased outstanding principal amount of debt securities as follows: $0.4 million of its 15.75% senior notes due 2014, $57.5 million of 4.625% notes due 2014, $10.0 million of 5.75% notes due 2017 and $10.0 million of its 11.50% secured notes due in 2017. The Company wrote off discounts related to the bonds it purchased resulting in a loss on the extinguishment of debt of $2.5 million for the six months ended June 26, 2011.

The Company was a party to a credit facility originally entered into on June 27, 2006, as amended that provided for a $590.0 million five-year revolving credit facility and a $546.8 million five-year Term A loan (“original credit agreement or facility”). Both the Term A loan and the revolving credit facility were originally due on June 27, 2011, prior to the amendments discussed below. The original credit facility has been amended several times and was amended and restated in connection with a larger refinancing entered into in February 2010 and then amended in December 2010 as discussed below.

The Company’s outstanding notes are stated net of unamortized discounts (totaling $62.7 million and $71.4 million as of June 26, 2011, and December 26, 2010, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006, acquisition of Knight Ridder and the issuance of the 11.50% senior secured notes at an original issue discount.

In accounting for the refinancing discussed below, management analyzed the transactions on an individual lender basis in accordance with relevant accounting guidance as it relates to debt modification or extinguishment. The Company recognized a $7.5 million loss related to the refinancing and subsequent debt payments in the first six months of 2010.

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

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.5% senior secured notes due February 15, 2017, totaling $875.0 million (the “2017 Notes”). The notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and will rank equally with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the debt are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets. In addition, in February 2010 the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due 2014 (“2014 Senior Notes”), paying $187.3 million in cash for $171.9 million in principal amount of its 2011 and 2014 notes.

The 2017 Notes were issued in a private placement. In August 2010, the original 2017 Notes (and associated guarantees) were exchanged for new 2017 Notes (and associated guarantees) that have terms substantially identical to the original notes except that the 2017 Notes issued in the exchange are not subject to transfer restrictions.

December 16, 2010 Amendment: The Company paid down the principal amount of its term loans outstanding under the Amended and Restated Credit Agreement throughout 2010 using its cash from operations. On December 16, 2010, the Company entered into an amendment of the Amended and Restated Credit Agreement (the Credit Agreement) to, among other things, remove certain restrictions on the ability to repurchase its publicly traded bonds, to repay the remaining $41.0 million of bank term loans and to reduce the lenders’ revolving loan commitments under the Amended and Restated Credit Agreement. The remaining term loans were repaid on December 20, 2010.

The Credit Agreement provides for a $125.0 million revolving credit facility, including a $100.0 million letter of credit sub-facility. The Credit Agreement will terminate on July 1, 2013.

At June 26, 2011, the Company had no outstanding amounts under its Credit Agreement and had outstanding letters of credit totaling $47.0 million securing estimated obligations arising from workers’ compensation claims and other contingent claims. At June 26, 2011, net of these letters of credit, a total of $78.0 million was available under the Company’s revolving credit facility under the Credit Agreement.

Debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points. In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). In the case of a LIBOR spread, the Credit Agreement sets a floor on LIBOR for the purposes of interest payments of no less than 300 basis points (except for working capital borrowings, which are not subject to the 300 basis point floor and are limited to $45.0 million and a 30 day term). A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of June 26, 2011, the Company paid interest on borrowings under the Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and paid 50.0 basis points for commitment fees.

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

At June 26, 2011, the Company was in compliance with all its financial debt covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

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

Substantially all of the Company’s subsidiaries guarantee the Company’s obligations under the Amended and Restated Credit Agreement and 2017 Notes (“senior secured debt”). Each of the guarantor subsidiaries is 100% owned by The McClatchy Company. Subsequent to the May 27, 2011, sale of land in Miami (See Note 2) the Company has no significant independent assets or operations separate from the subsidiaries that guarantee its senior secured debt. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and any subsidiaries of McClatchy other than the subsidiary guarantors are minor.

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

The following table presents the approximate annual maturities of debt as of June 26, 2011, based upon the Company’s required payments for the next five years and thereafter (in thousands):

Year	Payments
2012	$—
2013	—
2014	111,401
2015	—
2016	—
Thereafter	1,567,056

Debt principal	$1,678,457

NOTE	5. EMPLOYEE BENEFITS

Contribution of Cash and Real Property to Qualified Defined Benefit Plan: On May 27, 2011, the Company contributed $163.0 million of cash to its qualified defined benefit pension plan using proceeds from the sale of real property in Miami (see Note 2). The impact of this contribution and other factors affecting the pension plan’s funded status and pension expense in 2011 are discussed below.

On January 14, 2011, the Company contributed company-owned real property from seven locations to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the property, and based on these appraisals the plan recorded the contribution (the fair value of the property) at $49.7 million on January 14, 2011.

The Company entered into leases for the seven contributed properties for 10 years at an annual rent of approximately $4.0 million and expects to continue to use the properties in its newspaper operations at these seven locations. The properties will be managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary.

The contribution and leaseback of the properties were treated as a financing transaction and, accordingly, the Company will continue to depreciate the carrying value of the properties in its financial statements, and no gain or loss has been recognized on the contribution. The Company’s pension obligation has been reduced by $49.7 million, and a long-term and short-term financing obligation equaling $45.7 million (in other long-term obligations) and $4.0 million (in other accrued liabilities), respectively, was recorded on the date of the contribution. The financing obligation is reduced by a portion of lease payments made to the pension plan each month and the balance of this obligation at June 26, 2011, was $48.8 million.

The Company does not currently intend to make any additional contributions to its qualified defined pension plan during fiscal 2011.

The Company revalued its qualified defined benefit pension plan as of May 27, 2011, to reflect the significant contributions made to the plan as of that date. In connection with the revaluation of its qualified defined benefit plan, the Company used updated assumptions as of May 27, 2011. The most significant change in plan assumptions was the discount rate, which was determined to be 5.53% as of May 27, 2011, compared to a discount rate of 5.92% at the end of fiscal 2010.

The following table summarizes the funded status for the qualified defined benefit pension plan as of May 27, 2011, and December 26, 2010, respectively (in thousands):

	May 27, 2011	December 26, 2010
Projected benefit obligation	$(1,607,165)	$(1,530,486)
Fair value of plan assets	1,308,878	1,051,410

Funded status and amount recognized	$(298,287)	$(479,076)

Retirement Plans Expenses:

All of the Company’s defined benefit plans were frozen in March 2009.

The Company sponsors defined benefit pension plans (retirement plans), which cover a majority of its employees hired prior to March 31, 2009. Benefits are based on age, years of service and compensation.

The Company also has a limited number of supplemental retirement plans to provide key employees with additional retirement benefits. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The Company also provides for or subsidizes post-retirement health care and certain life insurance benefits for employees and has as a deferred compensation plan (401(k) plan) for its employees, which enables qualified employees to voluntarily defer compensation. The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to Company performance (as defined in the plan). The Company temporarily suspended its matching contribution to the 401(k) plan in 2009, and it has not yet been reinstated.

The elements of retirement costs for continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Service cost	$1,369	$1,468	$2,769	$2,943
Interest cost	22,688	23,398	46,238	46,898
Expected return on plan assets	(24,538)	(24,026)	(48,563)	(48,076)
Prior service cost amortization	7	7	7	7
Actuarial loss	1,425	590	2,825	1,115

Net pension expense	951	1,437	3,276	2,887
Net post-retirement benefit	(67)	(178)	(117)	(103)
Deferred compensation plan expense	—	2,622	—	5,507

Total retirement expenses-net	$884	$3,881	$3,159	$8,291

NOTE	6. COMMITMENTS AND CONTINGENCIES

Contingent claims: There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. From time to time the Company is involved as a party in various governmental proceedings, including environmental matters. Management believes, after reviewing such actions with counsel, that the expected outcome of pending actions will not have a material effect on the Company’s consolidated financial statements taken as a whole, although no assurances can be given. No material amounts for any losses from litigation that may ultimately occur have been recorded in the consolidated financial statements as management believes that any such losses are not probable.

The Company has certain indemnifications related to workers’ compensation claims and multi-employer pension plans of disposed newspaper operations. In 2010 the Company reversed a reserve (and recorded income) of $6.5 million ($4.2 million, net of taxes) related to certain of the indemnification obligations as the related newspapers paid current amounts and showed the ability to continue to meet their obligations to the Company. Remaining indemnification obligations related to disposed newspapers are not expected to be material to the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The McClatchy Company is a leading news and information provider, offering a wide array of print and digital products in each of the markets it serves. As the third largest newspaper company in the country, McClatchy’s operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. The Company’s largest newspapers include The Miami Herald, The Sacramento Bee, Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer and The News & Observer in Raleigh, N.C.

McClatchy also owns a portfolio of premium digital assets, including 15.0% of CareerBuilder LLC, which operates the nation’s largest online job site, CareerBuilder.com, 25.6% of Classified Ventures LLC, a company that offers classified websites such as the auto website Cars.com and the rental site Apartments.com, and 33.3% of HomeFinder LLC, which operates the online real estate website HomeFinder.com.

The Company’s primary source of revenue is print and digital advertising, which accounted for 75.1% of the Company’s revenue for the second quarter of 2011. Classified advertising as a percentage of total advertising revenues was 27.8% in the second quarter of 2011. Revenues from retail advertising carried as a part of newspapers (run of press or ROP advertising) or in advertising inserts placed in newspapers (preprint advertising) were 51.2% of total advertising revenue in the second quarter of 2011. National advertising as a percentage of total advertising revenue was 7.9% of total advertising revenue in the second quarter of 2011. Direct marketing largely made up the remaining 13.1% of the Company’s advertising revenues in the second quarter of 2011 and has been growing as a percent of advertising revenues since early 2010.

Circulation revenues contributed 20.7% of the Company’s revenues in the second quarter of 2011 compared to 19.8% in the second quarter of 2010. Most of the Company’s newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See “Results of Operations” for a discussion of the Company’s revenue performance and contribution by category for the three months ended June 26, 2011, and June 27, 2010.

Recent Events and Trends

Advertising Revenues:

Advertising revenues in the second quarter of 2011 compared to the second quarter of 2010 decreased as a result of the continuing weak economy and the secular shift in advertising demand from print to digital products. While advertising revenue trends generally improved throughout 2010, they slowed in the first half of 2011. Advertising revenues in the fourth quarter of 2010 declined 6.9% and were down 10.2% in the first half of 2011 (both periods compared to the same periods in the prior year).

Management believes the declines are primarily attributable to the weaknesses in the U.S. economy and the general shift in advertising to the internet. Despite declines in advertising revenue as a whole, certain advertising revenue categories grew in 2010, including digital and direct marketing advertising, and this trend has continued in 2011. See the revenue discussions in management’s review of the Company’s “Results of Operations”.

Audience Trends:

Audience trends improved in the second quarter compared to prior periods. Daily circulation declined 3.4%, but Sunday circulation grew 0.7% in the second quarter of 2011 compared to the second quarter of 2010. In 2010, daily circulation volumes in the second quarter had declined 6.7%, and Sunday was down 6.8% compared to the same quarter in 2009. The Company’s digital traffic continues to grow with daily average local unique visitors to its newspaper websites up 5.5% in the second quarter of 2011 compared to the second quarter of 2010.

Newsprint:

Newsprint prices are volatile and largely dependent on global demand and supply for newsprint. In 2010, supply and demand were largely in balance as the result of higher export demand and reductions in capacity. As a result, producers were able to increase prices in fiscal 2010. In the second quarter of 2011, supply exceeded demand, and as a result, there were no additional price increases in the quarter. Nevertheless, newsprint prices were higher in the second quarter of 2011 than the corresponding period in 2010 as a result of the price increases during the last year. The impact of newsprint price increases on the Company’s financial results is discussed under “Results of Operations” below.

Sale of Real Property in Miami:

On May 27, 2011, the Company sold 14.0 acres of land in Miami, including the building holding the operations of one of its subsidiaries, The Miami Herald Media Company, and an adjacent parking lot for a purchase price of $236 million. Approximately 9.4 acres of the land was previously subject to a contract with another buyer that terminated in the first quarter of fiscal 2011 (see Note 2 to the condensed consolidated financial statements for a greater discussion of the original contract). The Company received cash proceeds of $230 million, and an additional $6 million is being held in an escrow account payable to McClatchy upon relocation of its Miami operations.

The Miami Herald Media Company will continue to operate from its existing location for up to two years rent free while management pursues other sites for its operations. Because the Company will not pay rent for the two-year period, the Company is deemed to have continuing involvement in the property. As a result under generally accepted accounting principles, the sale is treated as a financing transaction. Accordingly, the Company will continue to depreciate the carrying value of the building in its financial statements and no gain or loss has been recognized on the transaction.

The Company used $163.0 million of the sales proceeds to make a contribution to its qualified defined benefit pension plan (see discussion at Note 5 to the condensed consolidated financial statements) and is using the remaining portions of the proceeds for general corporate needs, including the payment of interest and taxes and for debt reduction.

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

December 2010 Amendment: The Company paid down the principal amount of its term loans outstanding under the Amended and Restated Credit Agreement throughout 2010 using its cash from operations. On December 16, 2010, the Company entered into an amendment of the Amended and Restated Credit Agreement (the “Credit Agreement”) to, among other things, remove certain restrictions on the ability to repurchase its publicly traded bonds, to repay the remaining bank term loans and to reduce the lenders’ revolving loan commitments under the Amended and Restated Credit Agreement.

2011 Activity: On June 1, 2011, the Company retired $18.1 million of its 7.125% notes. Also, from year-end 2010 through June 24, 2011, the Company purchased $77.9 million aggregate principal amount of its outstanding debt securities using cash generated by operations and proceeds from asset sales. The Company purchased outstanding principal amount of debt securities as follows: $0.4 million of its 15.75% senior notes due 2014, $57.5 million of 4.625% notes due 2014, $10.0 million of 5.75% notes due 2017 and $10.0 million of its 11.50% secured notes due 2017.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2010 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits, income taxes, and insurance. There have been no material changes to the Company’s critical accounting policies described in the Company’s 2010 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Second Fiscal Quarter of 2011 Compared to Second Fiscal Quarter of 2010

The Company reported net income in the second fiscal quarter of 2011 of $4.9 million, or $0.06 per share. The Company’s net income in second fiscal quarter of 2010 was $7.3 million, or $0.09 per share.

Revenues:

Revenues in the second fiscal quarter of 2011 were $314.3 million, down 8.1% from revenues of $342.0 million in the second fiscal quarter of 2010. Advertising revenues were $236.0 million in the second fiscal quarter of fiscal 2011, down 9.4% from advertising revenues in the second fiscal quarter of 2010, and circulation revenues were $65.1 million, down 3.7% from the second fiscal quarter of 2010.

The following summarizes the Company’s revenues by category, which compares the second fiscal quarter of 2011 with the second fiscal quarter of 2010 (dollars in thousands):

	Quarter Ended
	June 26, 2011	June 27, 2010	% Change
Advertising:
Retail	$120,941	$133,493	(9.4)%
National	18,541	23,647	(21.6)%
Classified:
Auto	20,648	21,107	(2.2)%
Employment	14,001	14,894	(6.0)%
Real estate	11,804	14,790	(20.2)%
Other	19,159	22,325	(14.2)%

Total classified	65,612	73,116	(10.3)%
Direct marketing and other	30,928	30,284	2.1%

Total advertising	236,022	260,540	(9.4)%
Circulation	65,144	67,666	(3.7)%
Other	13,084	13,824	(5.4)%

Total revenues	$314,250	$342,030	(8.1)%

Retail advertising revenues decreased $12.6 million for the second fiscal quarter of 2011, or 9.4%, from the second fiscal quarter of 2010 primarily reflecting the impact of the slow economic recovery and shifting preferences to digital advertising. Comparing the second fiscal quarter of 2011 to 2010, retail advertising revenues changed as follows: Print retail run of press advertising revenues decreased $8.9 million, or 14.8%, and preprint advertising revenues decreased $4.3 million, or 7.8%. Digital retail advertising revenues increased $0.7 million for the second fiscal quarter of 2011, or 3.9% from the second fiscal quarter of 2010.

National advertising revenues decreased $5.1 million for the second fiscal quarter of 2011, or 21.6%, from the second fiscal quarter of 2010. The decline in total national advertising revenues was broad-based but was led by declines in advertising in the telecommunications segment in the second fiscal quarter of 2011 compared to the same period in 2010. Print national advertising revenues declined 23.6%, and digital national advertising decreased 15.2% from the second fiscal 2010 quarter.

Classified advertising revenues decreased $7.5 million, or 10.3%, for the second fiscal quarter of 2011 from the second fiscal quarter of 2010. Print classified advertising declined $8.4 million for the second fiscal quarter of 2011, or 16.8%, while digital classified advertising increased $0.9 million for the second fiscal quarter of 2011, or 3.8%, from the second fiscal quarter of 2010. The following is a discussion of the major classified advertising categories for the second fiscal quarter of 2011:

•

Automotive advertising revenues decreased $0.5 million, or 2.2%, from the second fiscal quarter of 2010. Automotive advertising continues to migrate to digital advertising as auto dealers recover from the recession. As a result, print automotive advertising revenues declined 15.3%, while digital automotive advertising revenues were up 20.7% from the second fiscal quarter of 2010.

•

Employment advertising revenues decreased $0.9 million, or 6.0%, from the second fiscal quarter of 2010, reflecting a continued slow recovery in employment across the Company’s markets and the nation and, therefore, employment advertising. The declines were reflected both in print employment advertising revenues, down 3.8%, and online employment advertising revenues, down 7.9%.

•

Real estate advertising revenues decreased $3.0 million, or 20.2%, from the second fiscal quarter of 2010 as this sector in the economy has also been slow to recover from the recession. In total, print real estate advertising revenues declined 27.7%, while digital advertising revenues grew 3.0%.

•

Other classified advertising revenues, which includes legal, remembrance and celebration notices, and miscellaneous advertising, was down 14.2% in the second fiscal quarter of 2011 compared to the second fiscal quarter for 2010. Print other classified advertising revenues decreased 16.2% as compared to the second fiscal quarter of 2011 and online other classified advertising revenues declined 4.7%.

Digital advertising revenues, which are included in each of the advertising categories discussed above, totaled $47.7 million in the second fiscal quarter of 2011, an increase of 1.6% as compared to the second fiscal quarter of 2010. Digital-only advertising revenues, which totaled $22.6 million in the second quarter of 2011, grew 9.0% from the second fiscal quarter of 2010, while digital advertising revenues sold in conjunction with print products declined 4.3% reflecting the lower print sales.

Direct marketing and other revenues in the second fiscal quarter of 2011 increased $0.7 million, or 2.1%, from the second fiscal quarter of 2010. The growth primarily reflected continued success of the Company’s print and deliver program for small advertisers, its “Sunday Select” product and other direct marketing products. Sunday Select is a package of preprints delivered to non-newspaper subscribers upon request.

Circulation revenues in the second fiscal quarter of 2011 decreased $2.5 million, or 3.7%, from the second fiscal quarter of 2010, primarily reflecting lower circulation volumes and the shifting mix of circulation sales away from single-copy, which net more revenues and are more profitable to the Company’s newspapers than home-delivery sales. Nonetheless, circulation volumes showed improving trends compared to prior years. Average paid daily circulation volumes declined 3.4%, while Sunday circulation grew 0.7% in the second fiscal quarter of 2011 as compared to the same period in 2010. In 2010, daily circulation volumes in the second quarter had declined 6.7%, and Sunday was down 6.8% compared to the same quarter in 2009.

Still, the Company expects daily circulation volumes to remain lower in fiscal 2011 compared to fiscal 2010 reflecting the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses in the second fiscal quarters of 2011 and 2010 included restructuring-related severance as the Company has restructured its operations. The second fiscal quarter of 2010 also included $3.4 million of accelerated depreciation on equipment related to the outsourcing of printing operations at one newspaper. The following table summarizes operating expenses, including the impact of restructuring charges and other items included in the operating expenses in the 2011 and 2010 quarters (in thousands):

	Three Months Ended
	June 26, 2011	June 27, 2010	Dollar Change
Operating expenses as reported	$269,117	$284,933	$(15,816)
Restructuring charges	7,876	4,295	3,581

Compensation expense as reported	$119,735	$129,934	$(10,199)
Compensation-related restructuring charges	7,614	907	6,707

Operating expenses in the second fiscal quarter of 2011 decreased by $15.8 million compared to the second quarter of fiscal 2010. Operating expenses in the second fiscal quarter of 2011 included $7.6 million in severance, which was largely paid as of the end of the quarter, and impairment charges of $0.3 million related to real property sold early in the second fiscal quarter of 2011. Expenses in the second fiscal quarter of 2010 included $0.9 million of severance related to the Company’s restructuring activities.

Compensation expenses decreased $10.2 million for the second fiscal quarter of 2011, or 7.8% from the second fiscal quarter of 2010 and included the restructuring charges discussed above. Payroll was down 2.9% reflecting, in part, a 10.7% decline in average headcount. The impact of fewer employees was partially offset by higher severance costs. Fringe benefits costs declined 28.9% reflecting lower medical and retirement costs compared to the second fiscal quarter of 2010.

Newsprint and supplement expense increased 13.2% for the second fiscal quarter of 2011 as compared to the same period in 2010. Newsprint expense was up 13.3% quarter-over-quarter, primarily reflecting higher newsprint prices that were only partially offset by lower newsprint usage. Supplement expense increased 12.7% compared to the second fiscal quarter of 2010. Depreciation and amortization expenses were down 15.5% from the second fiscal quarter of 2010, which included $3.4 million of accelerated depreciation on equipment related to the outsourcing of printing operations at one newspaper. Other operating costs decreased 5.0% in the second fiscal quarter of 2011 as compared to the same quarter in 2010, reflecting company-wide cost controls.

Interest:

Interest expense was $44.7 million for the second fiscal quarter of 2011, down $4.8 million, or 9.6% from interest expense of $49.4 million in the 2010 quarter due largely to the lower debt balance in the 2011 quarter.

Equity Income:

Total income from unconsolidated investments was $9.5 million in the second fiscal quarter of 2011 compared to $3.7 million in 2010 and primarily reflects stronger earnings from the Company’s internet-related investments, and to a lesser extent higher income from its newsprint joint venture.

Loss on Extinguishment of Debt:

In the second fiscal quarter of 2011 the Company repurchased $49.5 million of bonds in the open market for approximately $47.7 million and wrote off discounts related to the bonds resulting in a loss on the extinguishment of debt of $1.2 million in the second fiscal quarter of 2011.

Income Taxes:

The Company recorded an income tax provision of $4.0 million, or an effective rate of 44.5%, for the second fiscal quarter of 2011. The rate is higher than the federal statutory rate of 35.0% due primarily to state taxes, including certain state taxes that do not vary with net income. In the second fiscal quarter of 2010, the Company recorded an income tax provision of $4.2 million, or an effective tax rate of 36.7%. The rate was lower than the 2011 rate primarily due to the resolution of various tax issues in the second fiscal quarter of 2010.

First Six Months of 2011 Compared to First Six Months of 2010

The Company reported a net income in the first six months of 2011 of $3.0 million, or $0.04 per share. In the first half of 2010 the Company reported income from continuing operations of $5.3 million, or $0.06 per share. The Company’s net income was $9.5 million, or $0.11 per share, including discontinued operations in the first six months of 2010. Net income in the first six months of both years was impacted by the events discussed in the quarterly results above.

Revenues:

Revenues in the first six months of 2011 were $618.0 million, down 8.8% from revenues of $677.6 million in the same period of 2010. Advertising revenues were $461.1 million, down 10.2% from advertising in the first six months of 2010, and circulation revenues were $131.3 million, down 4.4% from the first six months of 2010.

Advertising revenues represented 74.6% of total revenues in the first half of fiscal 2011 compared to 75.8% in the same period of 2010. Retail advertising revenues were 51.0% of advertising in the first half of 2011 compared to 51.5% in the 2010 first half, while classified advertising comprised 28.3% of total advertising versus 27.9% of total advertising in the first half of 2011 and 2010, respectively. National advertising revenues were 7.9% and 9.6% of total advertising in the first half of 2011 and 2010, respectively. Direct marketing and other revenues were 12.7% and 11.0% of advertising in 2011 and 2010 first halves, respectively.

Circulation revenues represented 21.2% of total revenues in the first half of 2011 and were 20.3% of revenues in the first half of 2010.

The following summarizes the Company’s revenues by category, which compares the first six months of 2011 with the first six months of 2010 (dollars in thousands):

	Six Months Ended
	June 26 , 2011	June 27, 2010	% Change
Advertising:
Retail	$235,378	$264,299	(10.9)%
National	36,637	49,260	(25.6)%
Classified:
Auto	41,256	41,624	(0.9)%
Employment	27,481	28,931	(5.0)%
Real estate	23,447	29,231	(19.8)%
Other	38,263	43,650	(12.3)%

Total classified	130,447	143,436	(9.1)%
Direct marketing and other	58,673	56,466	3.9%

Total advertising	461,135	513,461	(10.2)%
Circulation	131,311	137,352	(4.4)%
Other	25,538	26,782	(4.6)%

Total revenues	$617,984	$677,595	(8.8)%

Retail advertising revenues decreased $28.9 million, or 10.9%, from the first six months of 2011, largely reflecting the factors discussed in the quarterly results above. Print ROP advertising revenues decreased $21.4 million, or 17.7%, from the first six months of 2011 and preprint advertising revenues decreased $8.5 million, or 7.8%, from the first six months of 2010. Digital retail advertising revenues increased $0.9 million, or 2.7%, from the first six months of 2010 driven by increased banner and display advertisements.

National advertising revenues decreased $12.6 million, or 25.6%, from the first six months of 2010. The declines in total national advertising were primarily in the telecommunications segment. Print national advertising decreased $11.3 million, or 29.5%, while digital national advertising revenues decreased $1.4 million, or 12.3%, from the first six months of 2010.

Classified advertising revenues decreased $13.0 million, or 9.1%, from the first six months of 2010 and were impacted generally by the same factors discussed in the quarterly results above. Print classified advertising revenues declined $15.1 million, or 15.4%, while digital classified advertising revenues grew $2.2 million, or 4.8%, from the first six months of 2010. The following is a discussion of the major classified advertising categories for the first six months of 2011 compared to the same period in 2010:

•

Automotive advertising revenues decreased $0.4 million, or 0.9%, from the first six months of 2010 reflecting issues discussed in the quarterly results above. Print automotive advertising declined 13.9%, while digital advertising revenues grew 21.8%.

•

Employment advertising revenues decreased $1.5 million, or 5.0%, from the first six months of 2010 reflecting a national slowdown in hiring. The six-month declines were reflected both in print employment advertising revenues, down 2.8%, and online employment advertising revenues, down 6.9%.

•

Real estate advertising revenues decreased $5.8 million, or 19.8%, from the first six months of 2010 reflecting the nationwide slowdown in home sales. In total, print real estate advertising revenues declined 26.7% while online advertising revenues increased 1.4%.

•

Other classified advertising revenues were down $5.4 million, or 12.3%, in the first half of 2011 compared to the first half of 2010. Print other classified advertising revenues decreased 14.4% while digital other classified advertising revenues declined 2.6%.

Digital advertising revenues, which are included in each of the advertising categories discussed above, totaled $93.1 million in the first six months of 2011 and increased 1.9% as compared to the first six months of 2010.

Direct marketing and other advertising revenues increased $2.2 million, or 3.9%, from the first six months of 2010 reflecting new products as discussed in the quarterly results above.

Circulation revenues decreased $6.0 million, or 4.4%, from the first six months of 2010 primarily reflecting the impact of lower circulation volumes. The Company expects circulation volumes to remain lower in fiscal 2011 compared to fiscal 2010 reflecting primarily the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses in the first six months of fiscal 2011 included restructuring-related severance as well as impairments related to excess property in California and Texas that were sold for less than the carrying value as the Company continued to restructure its operations. Operating expenses in the first six months of fiscal 2010 included restructuring-related severance as well as accelerated depreciation on equipment related to the outsourcing of printing operations at one newspaper. The following table summarizes operating expenses, including the impact of these charges on operating expenses in 2011 and 2010 (in thousands):

	Six Months Ended
	June 26, 2011	June 27, 2010	Dollar Change
Operating expenses as reported	$552,396	$573,907	$(21,511)
Total restructuring charges	22,727	7,820	14,907

Compensation expense as reported	244,092	267,570	(23,478)
Compensation-related restructuring charges	12,163	4,432	7,731

Compensation expenses decreased $23.5 million, or 8.8%, from the first six months of 2010 despite $7.7 million in higher restructuring charges in 2011. Payroll was down 5.0% as compared to the first six months of 2010 reflecting a 9.7% decrease in average headcount in the first half of 2011 as compared to the first half of 2010, which was partially offset by the higher severance in 2011. Fringe benefits costs decreased 24.0% from the 2010 period as the Company recorded lower retirement costs and medical costs in the first half of 2011. See Note 5 for an expanded discussion of retirement costs in 2011 compared to 2010.

Newsprint and supplement expense was up 11.3% in the first six months of 2011 as compared to the same period in 2010 primarily reflecting higher newsprint prices, which was only partially offset by lower newsprint usage. Newsprint expense was up 10.7% while supplement expense increased 13.5% in the first six months of 2011 as compared to the same period in 2010. Depreciation and amortization expenses were down $6.1 million from the first six months of 2010 reflecting the following: (i) the useful lives of certain assets expired during 2011, (ii) the 2010 amounts included $3.4 million of accelerated depreciation on equipment related to the outsourcing of printing operations at one newspaper and (iii) the Company has held down capital expenditures due to adequate production capacity at its facilities. Other operating costs were up 0.4% in the first six months of 2011 as compared to the same period in 2010 reflecting company-wide efforts to reduce costs, including, among others, reductions in bad debt expense, postage, energy related-expenses and professional services, offset by charges of $10.6 million primarily on excess real property in California and Texas that was sold in the first half of 2011. Other operating expenses excluding the impact of the charges on the excess property were down 5.7%.

Interest:

Interest expense was $85.6 million for the first half of 2011, down 5.1% from interest expense of $90.2 million in the same period in 2010. The decrease in expense primarily reflects lower debt balances and interest on taxes. Interest on taxes declined $4.4 million primarily reflecting the settlement of a tax position that was favorable to the Company in the first quarter of 2011.

Equity Income:

The Company reported income from unconsolidated investments of $12.7 million in the first six months of 2011 compared to $2.8 million in the same period in 2010. These results were impacted by the same factors discussed in the quarterly review above.

Loss on Extinguishment of Debt:

In the first half of 2011 the Company purchased $77.9 million aggregate principal amount of its outstanding debt securities and recorded a loss and debt extinguishment of $2.5 million.

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

Income Taxes:

The Company recorded an income tax benefit of $12.6 million on a pre-tax loss from continuing operations of $9.6 million in the first half of 2011. The benefit included a favorable settlement of certain state tax issues in the first fiscal quarter of 2011. Excluding the impact of this settlement and other immaterial items, the net tax benefit resulted in a benefit rate of 42.8% compared to a tax rate of 40.3% in 2010 and was impacted by the state tax accruals and the discrete tax adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $58.9 million as of June 26, 2011, compared to $5.9 million of cash at June 27, 2010, and $17.5 million at the end of fiscal 2010. At the end of the second fiscal quarter of 2011, the Company held cash largely to satisfy an offer to purchase $65 million of its 11.5% senior secured notes due 2017 (the “2017 Notes”). The offer to purchase was required by the bond indenture and did not expire until the last day of the second quarter. McClatchy was required under the terms of its 2017 Notes to offer to repurchase $65 million of the notes at par as a result of selling the building and land housing its newspaper operations in Miami. However, none of the 2017 Notes were tendered by the holders in the offer, and the Company will use the funds for general corporate purposes and debt reduction.

Operating Activities:

The Company used $95.5 million of cash from operating activities in the second fiscal quarter of 2011 compared to generating $167.4 million of cash from continuing operations in the second fiscal quarter of 2010. The decrease in cash from operating activities in 2011 primarily relates to the use of cash for the following operational purposes:

•	To contribute $163.0 million to the Company’s pension plan;

•	To pay interest on the Company’s 2017 Notes (the 2017 Notes were issued in February 2010 and no interest payment was due in the first quarter of 2010);

•	To pay funds for the supplementary contributions accrued throughout 2010 but payable to the Company’s 401(k) plan in the first quarter of 2011;

•	For 2010 bonuses paid in 2011 (no similar payments were made in the first fiscal quarter of 2010); and

•	To pay higher severance costs in 2011 than in the first half of 2010.

The Company has made substantial contributions to its defined benefit pension plan in 2011 to reduce its unfunded liability. On May 27, 2011, the Company contributed $163.0 million of cash to its qualified defined benefit pension plan using a portion of its $230 million in proceeds from the sale of real property in Miami. In January 2011 the Company contributed certain of its real property appraised at $49.7 million to its qualified defined benefit pension plan. See Note 5 to the Condensed Consolidated Financial Statements for further detail regarding the Company’s pension contributions.

The pension contributions made in 2011 substantially reduced the unfunded liability of the Company’s qualified defined benefit pension plan. As of May 27, 2011, the projected benefit obligations of the Company’s qualified pension plan exceeded plan assets by $298.3 million compared to $479.1 million at the end of fiscal 2010. While the precise amounts required to be paid in future years cannot be determined at this time, the Company estimates that the pension contributions made in 2011 will reduce its required 2012 contribution by approximately $45 million to a total estimated contribution in 2012 of $25 million to $35 million based on current interest rates and capital markets assumptions.

Nonetheless, the excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. The Pension Relief Act of 2010 (PRA) provided relief in the funding requirements of the qualified defined benefit pension plan, and the Company elected an option that allows the funding related to its 2009 plan year required contributions to be paid over 15 years (15-year-deferral relief option). Under the PRA, the Company may elect a 15-

year-deferral relief option on one additional plan year in the future. Even with the contributions to the plan in 2011 and the relief provided by the PRA, however, based on the current funding position of the pension plan, management expects future contributions to be required. But management also expects contributions in future years to be manageable using the Company’s cash from operations.

Investing Activities:

The Company generated $3.7 million of cash from investing activities. The Company received proceeds of $8.4 million primarily from the sale of certain other assets that were no longer in use. The Company used $7.1 million for the purchase of property plant and equipment and expects capital expenditures to be less than $20.0 million in 2011.

Financing Activities:

The Company generated $133.3 million from financing activities in 2011. The Company received $230 million in proceeds from the sale of land in Miami and paid $2.6 million in expenses related to the transaction. The amount is recorded as a financing obligation as discussed in Note 2 to the financial statements. The Company repurchased $77.9 million in bonds for $76.1 million in cash in the privately negotiated transactions and retired at maturity $18.1 million of 2011 bonds on June 1, 2011.

In the first six months of 2010, the Company received net proceeds of $864.7 million from the issuance of $875.0 million in senior secured notes (See discussion of debt refinancing under “Debt and Related Matters” below). The Company used proceeds from the refinancing and cash from operations to repay $330.7 million in revolving bank debt and $485.8 million in term bank debt. In addition, the Company paid $187.3 million to retire $171.9 million of notes that would have matured in 2011 and 2014. The Company paid $31.5 million in costs associated with the refinancing transactions, most of which were recorded as deferred financing charges and the rest recorded as a loss on debt extinguishment.

While the Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures over the next 12 months.

Debt and Related Matters:

Credit Agreement:

The Company was a party to a credit facility originally entered into on June 27, 2006, as amended that provided for a $590.0 million, five-year revolving credit facility and a $546.8 million, five-year term loan (“original credit agreement or facility”). Both the term loan and the revolving credit facility were due on June 27, 2011. The original credit facility has been amended and restated in connection with a debt refinancing entered into in February 2010 as discussed below.

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

December 16, 2010 Amendment: The Company paid down the principal amount of its term loans outstanding under the Amended and Restated Credit Agreement throughout 2010 using its cash from operations. On December 16, 2010, the Company entered into an amendment of the Amended and Restated Credit Agreement (the “Credit Agreement”) to, among other things, remove certain restrictions on the ability to repurchase its publicly traded bonds, to repay the remaining $41.0 million of bank term loans and to reduce the lenders’ revolving loan commitments under the Amended and Restated Credit Agreement. The remaining term loans were repaid on December 20, 2010.

The Credit Agreement provides for a $125 million revolving credit facility, including a $100.0 million letter of credit sub-facility. The Credit Agreement will terminate on July 1, 2013.

2011 Activity: On June 1, 2011, the Company retired $18.1 million of its 7.125% notes. Also, from year-end 2010 through June 24, 2011, the Company purchased $77.9 million aggregate principal amount of its outstanding debt securities using cash generated by operations and proceeds from asset sales. The Company purchased outstanding principal amount of debt securities as follows: $0.4 million of its 15.75% senior notes due 2014, $57.5 million of 4.625% notes due 2014, $10.0 million of 5.75% notes due 2017 and $10.0 million of its 11.50% secured notes due in 2017.

At June 26, 2011, the Company had no amounts outstanding under its Credit Agreement and had outstanding letters of credit totaling $47.0 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. At June 26, 2011, net of these letters of credit, a total of $78.0 million was available under the Company’s revolving facility under the Credit Agreement.

Debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points. In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). In the case of a LIBOR spread, the Credit Agreement sets a floor on LIBOR for the purposes of interest payments of no less than 300 basis points (except for working capital borrowings which are not subject to the 300 basis point floor and are limited to $45.0 million and a 30 day term). A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of June 26, 2011, the Company paid interest on borrowings under the Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and pays 50.0 basis points for commitment fees.

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

At June 26, 2011, the Company’s consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.22 to 1.00, its consolidated leverage ratio (as defined in the Credit Agreement) was 4.64 to 1.00 and its available liquidity was $136.9 million and the Company was in compliance with all of its financial covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

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

Off-Balance-Sheet Arrangements:

As of June 26, 2011, the Company did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

As of June 26, 2011, the Company’s contractual obligations were reduced by the following:

•	The repayment of $96.1 million in debt principal in the first half of fiscal 2011,

•	The reduction in the underfunded pension liability for the qualified defined benefit pension plan by $180.8 million to $298.3 million as of May 27, 2011 and

•

The addition of $279.7 million in financing obligations related to the contribution of $49.7 million of real property to the Company’s qualified defined benefit pension plan (see Note 5 to the financial statements for a discussion of this transaction) and $230 million in proceeds received for land in Miami that was sold, but that the Company continues to use rent-free for two years (see Note 2 to the condensed consolidated financial statements for further detail regarding this transaction).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management evaluated, with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information it is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission Rules and Forms.

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 5. OTHER INFORMATION

Immaterial Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the years ended December 26, 2010, and December 27, 2009, the Company determined that a $6.0 million parking easement asset related to a contract to sell certain land in Miami entered into in 2005 by Knight-Ridder, Inc. (KRI) prior to the Company’s purchase of KRI (“the original contract”) should have been considered in the carrying value of the land. The carrying value of the land was recorded in other assets on the Company’s balance sheet, while the parking easement was recorded in intangible assets. Accordingly, the carrying value of the Miami land should have been higher (and intangible assets lower) by $6.0 million, resulting in additional impairment charges of $3.0 million in both 2009 and 2010 that were not previously recorded.

Selling costs of $2.9 million related to the original contract were recorded in the year ended December 26, 2010 and should have been recorded in the year ended December 27, 2009. Additionally, $16.5 million of nonrefundable deposits associated with the original contract were offset against the carrying value of the land at December 26, 2010. Such offset should not have been reflected until termination of the original contract on January 31, 2011.

As a result, the Company will prospectively correct in its 2011 Annual Report on Form 10-K its previously presented consolidated balance sheet as of December 26, 2010, and the consolidated statements of operations and cash flows for the years ended December 26, 2010, and December 27, 2009. Management believes the effects of these errors are not material to its previously issued consolidated financial statements. The impact of the restatements on specific line items in its December 26, 2010, balance sheet, statements of operations and statements of cash flows for the years ended December 26, 2010, and December 27, 2009, are presented below (in thousands, except per share amounts):

	Year Ended Dec. 26, 2010		Year Ended Dec. 27, 2009
	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations Items:
Write down of investments & land	$(24,297)	$(24,447)	$(28,322)	$(34,172)
Income from continuing operations before income tax	38,851	38,701	89,411	83,561
Income tax provision	5,661	5,601	29,147	26,800
Income from continuing operations	33,190	33,100	60,264	56,761
Net Income	$36,273	$36,183	$54,090	$50,587
Income from continuing operations per share – basic	$0.39	$0.39	$0.72	$0.68
Income from continuing operations per share – diluted	$0.39	$0.39	$0.72	$0.68
Net income per share – basic	$0.43	$0.43	$0.65	$0.61
Net income per share – diluted	$0.43	$0.43	$0.65	$0.61

	As of Dec. 26, 2010
	As Previously Reported	Restated
Balance Sheet Items:
Identifiable intangibles – net	$653,225	$647,225
Total intangibles assets	1,667,482	1,661,482
Other assets	152,501	169,001
Total investment and other assets	459,382	475,882
Total assets	3,136,359	3,146,859
Other current accrued liabilities	14,750	31,250
Total current liabilities	267,285	283,785
Deferred income taxes	232,566	230,159
Total non-current liabilities	2,649,729	2,647,322
Accumulated deficit	(1,746,828)	(1,750,421)
Stockholders’ equity	219,345	215,752
Total liability & stockholders’ equity	$3,136,359	$3,146,859

	Year Ended Dec. 26, 2010		Year Ended Dec. 27, 2009
	As Previously Reported	Restated	As Previously Reported	Restated
Statements of Cash Flows Items:
Net income	$36,273	$36,183	$54,090	$50,587
Net income operations	33,190	33,100	60,264	56,761
Impairment related to investments & land	24,297	24,447	28,322	34,172
Other current assets	5,201	(11,299)	(6,110)	(6,110)
Other current liabilities	24,144	40,644	(42,348)	(42,398)
Deferred income taxes	$(25,963)	$(26,023)	$4,415	$2,068

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

An economic downturn and its impact on the Company’s business may result in goodwill and masthead impairment charges.

The Company recorded masthead impairment charges of $59.6 million in 2008 and $3.0 billion of goodwill and masthead impairment charges in 2007 reflecting the economic downturn and the decline in the price of the Company’s publicly traded common stock. Further erosion of general economic, market or business conditions could have a negative impact on the Company’s business and stock price, which may require the Company to record additional impairment charges in the future.

The Company has $1.7 billion in total consolidated debt, which subjects the Company to significant financial risk.

As of June 26, 2011, the Company had approximately $1.7 billion in total principal indebtedness outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Higher leverage ratios could affect the Company’s future ability to refinance maturing debt or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.

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

As of June 26, 2011, the Company had approximately $1.7 billion in total principal indebtedness, consisting of $865 million of publicly traded senior secured notes and unsecured publicly traded notes maturing in 2014, 2017, 2027 and 2029. The near-term notes maturing in 2014 totaled $111.4 million. While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced in the future. Access to the capital markets for longer-term financing may be restricted if disruptions in the capital and credit markets occur again as were experienced during 2008 and 2009.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Newsprint accounted for 10.0% of McClatchy’s operating expenses for the first half of 2011. Accordingly, earnings are sensitive to changes in newsprint prices. The price of newsprint historically has been volatile and may increase as a result of various factors, including:

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

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of

June 26, 2011, approximately 6.1% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, which expire in 2012. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

Under the Pension Protection Act, the Company will be required to make greater contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

The poor capital markets of 2008 had a significantly negative impact on the investment funds in the Company’s pension plan, which was partially offset by strong returns in the capital markets since the end of 2008. However, as a result of the plan’s lower assets, the projected benefit obligations of the Company’s qualified pension plan exceeded plan assets by $479.1 million as of December 26, 2010. In May 2011 the Company contributed $163.0 million in cash to the pension plan and in January 2011, McClatchy contributed company-owned real property valued at $49.7 million to its retirement plan. These contributions coupled with the plan’s operations reduced the amount by which the projected benefit obligations of the qualified pension plan exceeded plan assets to $298.3 million as of May 27, 2011.

Nonetheless, the excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. The Pension Relief Act of 2010 (PRA) provided relief in the funding requirements of the qualified defined benefit pension plan, and the Company has elected an option that allows the funding related to its 2009 plan year required contributions to be paid over 15 years (15-year-deferral relief option). Under the PRA, the Company may elect a 15-year-deferral relief option on one additional plan year in the future. However, even with the relief provided by the PRA, management expects future contributions to be required. In addition, poor capital market performance and/or lower long-term interest rates may result in greater annual contributions.

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

ITEM 6. EXHIBITS

Exhibits filed as part of this Report as listed in the Index of Exhibits, on page 41 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant

August 5, 2011	/s/ Gary B. Pruitt
Date	Gary B. Pruitt
Chief Executive Officer

August 5, 2011	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes
Chief Financial Officer

TABLE OF EXHIBITS

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company’s Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed July 28, 2008.

4.1*	Form of Physical Note for Commercial Paper Program included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

10.1*	Stock Purchase Agreement by and between The McClatchy Company and Snowboard Acquisition Corporation, dated December 26, 2006, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 26, 2006.

10.2*	Credit Agreement dated June 27, 2006, by and among the Company, lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, JPMorgan Chase Bank as Syndication Agent and Banc of America Securities LLC and JPMorgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, included as Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.3*	Amendment No. 1 to Credit Agreement dated March 28, 2007, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 99.1 in the Company’s Current Report on Form 8-K filed April 2, 2007.

10.4*	Amendment No. 2 to Credit Agreement dated July 30, 2007, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed July 31, 2007.

10.5*	Amendment No. 3 to Credit Agreement dated March 28, 2008, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed March 31, 2008.

10.6*	Amendment No. 4 to Credit Agreement dated as of September 26, 2008, by and among The McClatchy Company, the lenders under its Credit Agreement dated June 27, 2006, and amended on March 28, 2007, July 19, 2007, and March 28, 2008 (the “Credit Agreement”) by and among The McClatchy Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and other lenders thereto and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.7*	Amendment No. 5 to Credit Agreement dated May 20, 2009, by and between The McClatchy Company and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed May 21, 2009.

Exhibit	Description

10.8*	Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on February 17, 2010.

10.9*	Amendment No 1 to the Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on December 20, 2010.

10.10*	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement, included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.11*	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent, included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.12*	General Continuing Guaranty dated May 4, 2007, by each Material Subsidiary in favor of the Lenders party to the Credit Agreement dated June 27, 2006, by and between The McClatchy Company, the Lenders and Bank of America, N.A., as Administrative Agent, included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ending on April 1, 2007.

10.13*	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.14*	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.15*	Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on February 9, 2010.

10.16*	Indenture, dated February 11, 2010, among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.1 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

10.17*	Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J.P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

Exhibit	Description

10.18*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 30, 2000.

10.19*	The Company’s Amended and Restated CEO Bonus Plan, included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.20*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.21*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.22*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.23*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.24*	The McClatchy Company Benefit Restoration Plan included as Exhibit 10.3 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.25*	The McClatchy Company Bonus Recognition Plan included as Exhibit 10.4 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.26*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.27*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 29, 2008.

**10.28*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company’s 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s Report on Form 10-K for the year ending December 30, 2007.

**10.29*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.30*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005.

**10.31*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2009.

Exhibit	Description

**10.32*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company’s Form 10-K for the year ending December 28, 2003.

**10.33*	Second Amendment to Amended and Restated Employee Agreement for Mr. Pruitt included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.34*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

**10.35*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.36*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007, included as Exhibit 10.16 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.37*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998, included as Exhibit 10.12 to the Company’s Report on Form 10-K for the year ending December 31, 1997.

**10.38*	The Company’s Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company’s Report on Form 10-K for the year ending December 25, 2005.

**10.39*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007, included as Exhibit 10.18 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.40*	The Company’s Amended and Restated Employee Stock Purchase Plan, included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

10.41	Purchase and Sale Agreement Between the McClatchy Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011.

**10.42*	Amended and Restated McClatchy Company Benefit Restoration Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on July 29, 2011.

**10.43*	Amended and Restated McClatchy Company Bonus Recognition Plan included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on July 29, 2011.

Exhibit	Description

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.DEF***	XBRL Extension Definition

101.LAB***	XBRL Taxonomy Extension Label

101.PRE***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference

**	Compensation plans or arrangements for the Company’s executive officers and directors

***	The following materials from The McClatchy Company Quarterly Report on Form 10-Q for the quarter ended June 26, 2011, are formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Condensed Consolidated Statement of Stockholders’ Equity