Form 10-Q
period 2011-09-25
MCCLATCHY CO
filed 2011-11-03
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☒  No

As of October 28, 2011, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	60,605,396
Class B Common Stock	24,800,962

THE McCLATCHY COMPANY

Forward-Looking Information:

This report on Form 10-Q contains forward-looking statements regarding the Company’s future financial performance and operations. These statements represent management’s expectations or beliefs concerning future events and are based upon current expectations and knowledge of factors impacting McClatchy’s business, including, without limitation, McClatchy’s customers and the markets in which McClatchy operates, advertising revenues, the effect of revenues on the fair value of its reporting units, its newspapers’ audience and circulation volumes, its impairment analyses and management’s evaluation of the factors pertinent thereto, the economy, the Company’s pension plans, including its assumptions regarding return on pension plan assets and assumed discount rates and future contributions to its qualified pension plan, newsprint pricing and other costs, its restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures, litigation, sufficiency of capital resources, possible acquisitions and investments, and future financial performance. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For all of those statements, McClatchy claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly in the section entitled “Risk Factors” and in the documents which we incorporate by reference, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in our forward-looking statements: the duration and depth of economic weakness or recessions and strength of subsequent recoveries; McClatchy might not generate sufficient cash from operations, or otherwise, necessary to reduce debt or meet debt covenants as expected; McClatchy might not consummate contemplated transactions to enable debt reduction on anticipated terms or at all; McClatchy might not achieve its expense reduction targets or might do harm to its operations in attempting to achieve such targets; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; increases in the cost of newsprint; bankruptcies or financial strain of its major advertising customers; litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased consolidation among major retailers in our markets or other events depressing the level of or reducing the demand for advertising; our inability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; decreased circulation and diminished revenues from retail, classified and national advertising; and other factors, many of which are beyond our control.

PART I – FINANCIAL INFORMATION

Item  1 – FINANCIAL STATEMENTS

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands, except share amounts)

	September 25, 2011	December 26, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,163	$17,508
Trade receivables – (less allowance of $7,441 in 2011 and $8,410 in 2010 )	139,146	183,741
Other receivables	9,955	11,809
Newsprint, ink and other inventories	28,940	33,322
Deferred income taxes	22,719	22,762
Income tax receivable	2,002	9,444
Other current assets	18,443	21,701

	238,368	300,287
PROPERTY, PLANT AND EQUIPMENT:
Land	308,460	196,497
Building and improvements	362,195	391,746
Equipment	784,467	797,919
Construction in progress	4,222	3,286

	1,459,344	1,389,448
Less accumulated depreciation	(688,188)	(680,240)

	771,156	709,208
INTANGIBLE ASSETS:
Identifiable intangibles – net	603,259	647,225
Goodwill	1,011,982	1,014,257

	1,615,241	1,661,482
INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	326,809	306,881
Other assets	32,009	169,001

	358,818	475,882

TOTAL ASSETS	$2,983,583	$3,146,859

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued

(In thousands, except share amounts)

	September 25, 2011	December 26, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,209	$47,771
Accrued compensation	49,059	74,833
Income taxes payable	12,771	2,942
Unearned revenue	74,976	75,125
Accrued interest	18,579	51,864
Other accrued liabilities	18,526	31,250

	212,120	283,785
NON-CURRENT LIABILITIES:
Long-term debt	1,599,909	1,703,339
Deferred income taxes	180,337	230,159
Pension and postretirement obligations	410,857	599,904
Financing obligations	272,594	—
Other long-term obligations	92,937	113,920

	2,556,634	2,647,322
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A – authorized 200,000,000 shares, issued 60,812,882 in 2011 and 60,278,448 in 2010	608	603
Class B – authorized 60,000,000 shares, issued 24,800,962 in 2011 and 24,800,962 in 2010	248	248
Additional paid-in capital	2,217,910	2,212,915
Accumulated deficit	(1,738,037)	(1,750,421)
Treasury stock at cost, 260,170 shares in 2011 and 116,045 shares in 2010	(1,141)	(532)
Accumulated other comprehensive loss	(264,759)	(247,061)

	214,829	215,752

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,983,583	$3,146,859

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
REVENUES – NET:
Advertising	$224,222	$249,134	$685,357	$762,595
Circulation	64,071	66,383	195,382	203,735
Other	11,926	12,193	37,464	38,975

	300,219	327,710	918,203	1,005,305
OPERATING EXPENSES:
Compensation	108,751	126,574	352,843	394,144
Newsprint, supplements and printing expenses	35,238	32,962	107,561	97,925
Depreciation and amortization	29,618	32,651	91,202	100,373
Other operating expenses	81,169	85,184	255,566	258,836

	254,776	277,371	807,172	851,278
OPERATING INCOME	45,443	50,339	111,031	154,027
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(42,052)	(44,032)	(127,695)	(134,248)
Interest income	12	449	59	520
Equity income in unconsolidated companies, net	8,608	5,368	21,280	8,153
Loss on extinguishment of debt	(13)	—	(2,492)	(7,519)
Other – net	40	42	265	146

	(33,405)	(38,173)	(108,583)	(132,948)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	12,038	12,166	2,448	21,079
INCOME TAX PROVISION (BENEFIT)	2,639	85	(9,936)	3,678

INCOME FROM CONTINUING OPERATIONS	9,399	12,081	12,384	17,401
INCOME (LOSS) FROM DISCONTINUED OPERATIONS –NET OFINCOME TAXES	—	(161)	—	4,000

NET INCOME	$9,399	$11,920	$12,384	$21,401

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$0.11	$0.14	$0.15	$0.20
Income from discontinued operations	—	—	—	.05

Net income per share	$0.11	$0.14	$0.15	$0.25

Diluted:
Income from continuing operations	$0.11	$0.14	$0.14	$0.20
Income from discontinued operations	—	—	—	.05

Net income per share	$0.11	$0.14	$0.14	$0.25

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	85,300	84,834	85,147	84,695
Diluted	86,064	85,458	86,002	85,443

See notes to condensed consolidated financial statements.

THE M cCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 25, 2011	September 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,384	$21,401
Less net income from discontinued operations	—	4,000

Income from continuing operations	12,384	17,401
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	91,202	100,373
Loss (gain) on disposal of equipment	9,131	(563)
Expense from defined benefit pension plans	1,988	4,176
Contribution to qualified defined benefit pension plan	(163,000)	(8,235)
Stock compensation expense	4,071	3,545
Equity income in unconsolidated companies	(21,280)	(8,153)
Loss on extinguishment of debt	2,492	7,519
Write-off of deferred financing costs	—	2,148
Other	(7,700)	7,971
Changes in certain assets and liabilities:
Trade receivables	44,595	49,050
Inventories	4,382	4,078
Other assets	2,789	5,114
Accounts payable	(10,177)	4,803
Accrued compensation	(25,774)	5,964
Income taxes	(22,428)	(22,660)
Other liabilities	(40,710)	(4,883)

Net cash from operating activities	(118,035)	167,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,680)	(9,646)
Proceeds from sale of equipment and other	11,863	3,157
Deposit for Miami land	—	6,000
Equity investments and other	893	(120)

Net cash from investing activities of continuing operations	2,076	(609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	864,710
Net borrowings (repayments) of revolving bank debt	—	(310,700)
Repayment of term debt	—	(505,765)
Purchase of privately held 15.75% notes due in 2014	(447)	(31,929)
Extinguishment of public notes and related expenses	(111,707)	(155,410)
Payment of financing costs	(2,552)	(31,538)
Proceeds from financing obligation related to Miami transaction	230,000	—
Other – principally stock transactions	320	555

Net cash from financing activities	115,614	(170,077)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(345)	(3,781)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,508	6,157

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,163	$2,376

OTHER CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	26,934	26,723
Interest (net of capitalized interest)	146,679	114,704
Other non-cash financing activities:
Financing obligation for contribution of real property to pension plan	49,710	—
Reduction of pension obligation	(49,710)	—

See notes to condensed consolidated financial statements

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share and per share amounts)

	Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	Class A	Class B
BALANCES, DECEMBER 26, 2010	$603	$248	$2,212,915	$(1,750,421)	$(247,061)	$(532)	$215,752
Net income				12,384			12,384
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized loss/prior service credit					(17,574)		(17,574)
Other comprehensive income related to investments in unconsolidated companies					(124)		(124)

Other comprehensive loss							(17,698)

Total comprehensive loss							(5,314)
Issuance of 534,434 Class A shares under stock plans	5		924				929
Stock compensation expense			4,071				4,071
Purchase of 144,125 shares of treasury stock						(609)	(609)

BALANCES, SEPTEMBER 25, 2011	$608	$248	$2,217,910	$(1,738,037)	$(264,759)	$(1,141)	$214,829

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (McClatchy or the Company) is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets it serves. As the third largest newspaper company in the United States, McClatchy’s operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. The Company’s largest newspapers include The Miami Herald, The Sacramento Bee, Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer and The News & Observer in Raleigh, N.C.

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

The financial statements include adjustments consisting of normal recurring items except for the immaterial items discussed below:

Subsequent to the issuance of the Company’s consolidated financial statements for the years ended December 26, 2010, and December 27, 2009, the Company determined that a $6.0 million parking easement asset related to a contract to sell certain land in Miami entered into in 2005 by Knight-Ridder, Inc. (KRI or Knight Ridder) prior to the Company’s purchase of KRI (“the original contract”) should have been considered in determining the fair value and the carrying value of the land instead of recorded as a separate intangible asset. The parking easement asset was partially impaired by $3.0 million for the year ended December 27, 2009, and fully impaired by an additional $3 million for the year ended December 26, 2010. Further, selling costs of $2.9 million related to the original contract were recorded in the year ended December 26, 2010, and should have been recorded in the year ended December 27, 2009. Additionally, $16.5 million of nonrefundable deposits associated with the original contract were offset against the carrying value of the land at December 26, 2010. Such offset should not have been reflected until termination of the original contract on January 31, 2011. As a result, the Company has restated its previously presented consolidated balance sheet as of December 26, 2010.

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

Stock-based compensation – Beginning in fiscal 2006, all share-based payments to employees, including grants of employee stock options, stock appreciation rights, restricted stock units and restricted stock under equity incentive plans and purchases under the employee stock purchase plan, are recognized in the financial statements based on their fair values. At September 25, 2011, the Company had six stock-based compensation plans. Compensation expense for the plans is summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Stock-based compensation expense	$1.4 million	$1.4 million	$4.1 million	$3.5 million

In the fourth quarter of 2011 the Company issued shares from its Amended Employee Stock Purchase Plan that exhausted substantially all of the shares reserved under the plan for issuance and the Company suspended the plan at that time.

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

Fair value of financial instruments – Generally accepted accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of the end of the period covered by this report. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at the end of our fiscal 2011 third quarter, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value.

Long-term debt. The fair value of long-term debt is determined based on a number of observable inputs including the current market activity of the Company’s publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. At September 25, 2011, the estimated fair value and the carrying value of long-term debt were $1.3 billion and $1.6 billion, respectively.

Comprehensive income (loss) –The Company records changes in its net assets from non-owner sources in its Consolidated Statement of Stockholders’ Equity. Such changes relate primarily to valuing pension liabilities, net of tax effects for the Company, and its equity investments. The following table summarizes the composition of total comprehensive income (loss) (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Net income	$9,399	$11,920	$12,384	$21,401
Pension amortization from other comprehensive (loss) income, net of tax	948	115	(17,574)	280
Other comprehensive (loss) income related to equity investments	(572)	994	(124)	189

Total comprehensive (loss) income	$9,775	$13,029	$(5,314)	$21,870

Earnings per share (EPS) – Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options, restricted stock units and restricted stock and are computed using the treasury stock method. Anti-dilutive common stock equivalents are excluded from diluted EPS. The weighted average anti-dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation is summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Anti-dilutive stock options	6.6 million	5.4 million	5.8 million	6.2 million

New accounting pronouncements – In September 2011, the Financial Accounting Standards Board (FASB) issued amended accounting guidance related to goodwill impairment testing. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. The amended guidance is effective for the Company commencing in the first quarter of 2012. Earlier adoption is permitted. Management does not expect the adoption of the amended guidance to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued amended accounting guidance related to disclosures about an employer’s participation in a multiemployer pension plan. The new guidance requires that employers provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended guidance is effective for the Company on a retrospective basis commencing in the in 2012. Earlier adoption is permitted. Management does not expect the adoption of the amended guidance to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued a single authoritative guidance on a framework on how to measure fair value and on what disclosures to provide about fair value measurements. The FASB also clarified existing fair value measurement disclosures and made other amendments to current guidance. These amended standards and the adoption of this disclosure-only guidance is effective for the Company’s fiscal year beginning on December 26, 2011, and is not expected to have a material impact on the Company’s consolidated financial results.

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

NOTE 2. INVESTMENTS IN UNCONSOLIDATED COMPANIES AND MIAMI LAND

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of September 25, 2011, and December 26, 2010 (dollars in thousands):

Company	% Ownership Interest	September 25, 2011	December 26, 2010
CareerBuilder, LLC	15.0	$225,995	$220,777
Classified Ventures, LLC	25.6	80,372	66,976
HomeFinder, LLC	33.3	1,927	3,061
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27.0	15,393	13,320
Other	Various	3,122	2,747

		$326,809	$306,881

The Company uses the equity method of accounting for a majority of investments.

During the nine months ended September 25, 2011, McClatchy’s proportionate share of net income from several investees listed in the table above was greater than 20% of McClatchy’s consolidated net income before taxes. Summarized income statement information for these companies for the first nine months of 2011 and 2010 follows (in thousands):

	Nine Months Ended
	September 25, 2011	September 26, 2010
Revenues	$844,355	$246,321
Operating income	128,937	56,911
Net income	136,053	46,635

On January 31, 2011, the original contract to sell certain land in Miami terminated because the buyer did not consummate the transaction by the closing deadline in the contract. Under the terms of an agreement with the developer, McClatchy is entitled to receive a $7.0 million termination fee and has filed a claim against the developer to secure payment. However the Company has not recorded any amounts in its financial statements related to this fee pending the resolution of this claim. McClatchy previously received approximately $16.5 million in nonrefundable deposits, which it used to repay debt.

On May 27, 2011, the Company sold 14.0 acres of land in Miami, including the building holding the operations of one of its subsidiaries, The Miami Herald Media Company, and an adjacent parking lot for a purchase price of $236 million. Approximately 9.4 acres of the Miami land was previously subject to the original contract, which was terminated as discussed above. The Company received cash proceeds of $230 million, and an additional $6 million is being held in an escrow account, payable to McClatchy once expenses are incurred related to the relocation of its Miami operations.

The Miami Herald Media Company will continue to operate from its existing location for up to two years rent free while management pursues other sites for its operations. Because the Company will not pay rent for the two-year period, the Company is deemed to have continuing involvement in the property. As a result, under generally accepted accounting principles, the sale is treated as a financing transaction. Accordingly, the Company will continue to depreciate the carrying value of the building in its financial statements, and no gain or loss has been recognized on the transaction.

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

NOTE 3. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following (in thousands):

	September 25, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(407,111)	$396,729
Other	31,120	(30,977)	123

Total	$834,960	$(438,088)	396,872

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387

Total			603,259
Goodwill (1)			1,011,982

Total intangible assets and goodwill			$1,615,241

(1)

In 2011 the Company identified an error in the timing of the release of certain unrecognized tax benefits obtained in the 2006 acquisition of Knight Ridder. The Company corrected this error by decreasing goodwill by $2.5 million in the third quarter of 2011. Management has determined that the impact of this error is not material to the previously issued consolidated financial statements.

	December 26, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(364,010)	$439,830
Other	31,071	(30,063)	1,008

Total	$834,911	$(394,073)	440,838

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387

Total			647,225
Goodwill			1,014,257

Total intangible assets and goodwill			$1,661,482

Changes in indefinite lived intangible assets and goodwill as of September 25, 2011, consisted of the following (in thousands):

	Original Gross Amount	Accumulated Impairment	Carrying Amount
Mastheads	$683,000	$(476,613)	$206,387
Goodwill	3,586,978	(2,574,996)	1,011,982

Total	$4,269,978	$(3,051,609)	$1,218,369

Amortization expense with respect to intangible assets is summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Amortization expense	$14.3 million	$14.7 million	$44.0 million	$44.0 million

The estimated remaining amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year	Amortization Expense
2011 (remainder)	$14,298
2012	58,155
2013	57,001
2014	52,522
2015	48,030

NOTE 4. LONG-TERM DEBT

As of September 25, 2011, and December 26, 2010, the Company’s long-term debt consisted of the following (in thousands):

	Face Value at September 25, 2011	Carrying Value
		September 25, 2011	December 26, 2010
Notes:
11.50% senior secured notes due in 2017	$865,000	$857,169	$865,978
15.75% senior notes due in 2014	—	—	552
7.125% notes due in 2011	—	—	18,172
4.625% notes due in 2014	92,501	87,518	157,634
5.750% notes due in 2017	336,638	317,836	324,842
7.150% debentures due in 2027	89,188	82,792	82,495
6.875% debentures due in 2029	276,230	254,594	253,666

Long-term debt	$1,659,557	$1,599,909	$1,703,339

On June 1, 2011, the Company retired at maturity $18.1 million of its 7.125% notes. Also, during the three months ended September 25, 2011, the Company purchased $18.9 million aggregate principal amount of its 4.625% notes due in 2014 for $17.8 million using cash generated by operations and proceeds from asset sales. Through the first nine months of 2011, the Company purchased $96.8 million of its outstanding debt securities for $94.0 million.

The Company purchased outstanding principal amount of debt securities as follows during the first nine months of 2011(in thousands):

Face Value
11.50% senior secured notes due in 2017	$10,000
15.75% senior notes due in 2014	375
4.625% notes due in 2014	76,437
5.750% notes due in 2017	10,000

Total notes repurchased	$96,812

The Company wrote off discounts related to the bonds it purchased resulting in a loss on the extinguishment of debt of $2.5 million for the nine months ended September 25, 2011.

The Company was a party to a credit facility originally entered into on June 27, 2006, as amended, that provided for a $590.0 million five-year revolving credit facility and a $546.8 million five-year Term A loan (original credit agreement or facility). Both the Term A loan and the revolving credit facility under the original credit agreement were due on June 27, 2011, prior to the amendments discussed below. The original credit facility has been amended several times and was amended and restated in connection with a larger refinancing entered into in February 2010, and then further amended in December 2010 as discussed below.

The Company’s outstanding notes are stated net of unamortized discounts (totaling $59.6 million and $71.4 million as of September 25, 2011, and December 26, 2010, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006, acquisition of KRI and the issuance of the 11.50% senior secured notes due in 2017 at an original issue discount.

In accounting for the refinancing discussed below, management analyzed the transactions on an individual lender basis in accordance with relevant accounting guidance as it relates to debt modification or extinguishment. The Company recognized a $7.5 million loss related to the refinancing and subsequent debt payments in the first nine months of 2010.

Debt Refinancing:

February 11, 2010: On January 26, 2010, the Company entered into an amendment and restatement of the original credit agreement that became effective on February 11, 2010 (the Amended and Restated Credit Agreement), immediately prior to the closing of an offering of $875.0 million of senior secured notes, referred to as the 2017 Notes, as described below. The Amended and Restated Credit Agreement required a substantial reduction in bank debt and allowed for the early retirement of other bond debt using the proceeds of the secured notes offering. The Company was in compliance with all financial covenants of the credit agreement at the time of the refinancing.

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

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.5% senior secured notes due February 15, 2017, totaling $875.0 million (the 2017 Notes). The 2017 Notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and rank equally with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the debt are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets. In addition, in February 2010 the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due 2014, paying $187.3 million in cash for $171.9 million in principal amount for these two series of notes.

The 2017 Notes were issued in a private placement. In August 2010, the original 2017 Notes (and associated guarantees) were exchanged for new 2017 Notes (and associated guarantees) that have terms substantially identical to the original notes except that the 2017 Notes issued in the exchange are not subject to transfer restrictions.

December 16, 2010 Amendment: Throughout 2010, the Company paid down the principal amount of its term loans outstanding under the Amended and Restated Credit Agreement using its cash from operations. On December 16, 2010, the Company entered into an amendment of the Amended and Restated Credit Agreement (the Credit Agreement) to, among other things, remove certain restrictions on the ability to repurchase its publicly traded bonds, to repay the remaining $41.0 million of bank term loans and to reduce the lenders’ revolving loan commitments under the Amended and Restated Credit Agreement. The remaining term loans were repaid on December 20, 2010.

The Credit Agreement provides for a $125.0 million revolving credit facility, including a $100.0 million letter of credit sub-facility. The Credit Agreement will terminate on July 1, 2013.

At September 25, 2011, the Company had no outstanding amounts under its Credit Agreement and had outstanding letters of credit totaling $47.0 million securing estimated obligations arising from workers’ compensation claims and other contingent claims. At September 25, 2011, net of these letters of credit, a total of $78.0 million was available under the Company’s revolving credit facility under the Credit Agreement.

Debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points. In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). In the case of a LIBOR spread, the Credit Agreement sets a floor on LIBOR for the purposes of interest payments of no less than 300 basis points (except for working capital borrowings, which are not subject to the 300 basis point floor and are limited to $45.0 million and a 30 day term). A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of September 25, 2011, the Company paid interest on borrowings under the Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and paid 50.0 basis points for commitment fees.

The Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 1.50 to 1.00. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; decreasing to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012; and decreasing to 6.00 to 1.00 thereafter. Under the Credit Agreement, the Company is required to maintain at least $50.0 million of available liquidity, defined as the sum of cash equivalents plus the amount available under the Company’s revolving facility, as of the last day of each fiscal quarter. The Credit Agreement includes limitations on cash dividends allowed to be paid at certain leverage levels and other covenants, including limitations on additional debt.

At September 25, 2011, the Company was in compliance with all its financial debt covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

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

Substantially all of the Company’s subsidiaries guarantee the Company’s obligations under the Credit Agreement and 2017 Notes (senior secured debt). Each of the guarantor subsidiaries is 100% owned by The McClatchy Company. Following the sale of land in Miami (see Note 2) on May 27, 2011, the Company has no significant independent assets or operations separate from the subsidiaries that guarantee its senior secured debt. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and any subsidiaries of McClatchy other than the subsidiary guarantors are minor.

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

The following table presents the approximate annual maturities of debt as of September 25, 2011, based upon the Company’s required payments for the next five years and thereafter (in thousands):

Year	Payments
2012	$—
2013	—
2014	92,501
2015	—
2016	—
Thereafter	1,567,056

Debt principal	$1,659,557

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

The Company entered into leases for the seven contributed properties for 10 years at an annual rent of approximately $4.0 million and expects to continue to use the seven properties in its newspaper operations. The properties will be managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary.

The contribution and leaseback of the properties were treated as a financing transaction and, accordingly, the Company will continue to depreciate the carrying value of the properties in its financial statements, and no gain or loss has been recognized on the contribution. The Company’s pension obligation has been reduced by $49.7 million, and a long-term and short-term financing obligation equaling $45.7 million (in financing obligations) and $4.0 million (in other accrued liabilities), respectively, was recorded on the date of the contribution. The financing obligation is reduced by a portion of lease payments made to the pension plan each month and the balance of this obligation at September 25, 2011, was $48.4 million.

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

The Company also has a limited number of supplemental retirement plans to provide key employees with additional retirement benefits. These plans are funded on a pay-as-you-go basis, and the accrued pension obligation is largely included in other long-term obligations.

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

The elements of retirement expense for continuing operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Service cost	$1,416	$1,471	$4,184	$4,414
Interest cost	23,361	23,449	69,599	70,347
Expected return on plan assets	(27,844)	(24,038)	(76,407)	(72,113)
Prior service cost amortization	3	4	11	11
Actuarial loss	1,951	557	4,776	(1,671)

Net pension (benefit) expense	(1,113)	1,443	2,163	4,330
Net post-retirement benefit	(58)	(51)	(175)	(154)
Deferred compensation plan expense	—	2,711	—	8,265

Total retirement (benefit) expenses-net	$(1,171)	$4,103	$1,988	$12,441

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contingent claims: Libel, employment (including wage and hour) and other legal actions have arisen in the ordinary course of business and are pending against the Company. From time to time the Company is involved as a party in various governmental proceedings, including environmental matters. Management believes, after reviewing such actions with counsel, that the expected outcome of pending actions will not have a material effect on the Company’s consolidated financial statements taken as a whole, although no assurances can be given. No material amounts for any losses from litigation that may ultimately occur have been recorded in the consolidated financial statements as management believes that any such losses are not probable.

The Company has certain indemnification obligations related to workers’ compensation claims and multiemployer pension plans of disposed newspaper operations. In 2010 the Company reversed a reserve (and recorded income) of $6.5 million ($4.2 million, net of taxes) related to certain of the indemnification obligations as the related newspapers paid current amounts and showed the ability to continue to meet their obligations to the Company. Remaining indemnification obligations related to disposed newspapers are not expected to be material to the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The McClatchy Company is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets it serves. As the third largest newspaper company in the United States, McClatchy’s operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. The Company’s largest newspapers include The Miami Herald, The Sacramento Bee, Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer and The News & Observer in Raleigh, N.C.

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

The Company’s primary source of revenue is print and digital advertising, which accounted for 74.7% of the Company’s revenue for the third quarter of 2011. All categories of advertising discussed below include both print and digital advertising. Classified advertising as a percentage of total advertising revenues were 27.8% in the third quarter of 2011. Revenues from retail advertising carried as a part of newspapers (run of press or ROP advertising), advertising inserts placed in newspapers (preprint advertising) and/or advertising sold digitally were 51.1% of total advertising revenue in the third quarter of 2011. National advertising as a percentage of total advertising revenue was 7.7% of total advertising revenue in the third quarter of 2011. Direct marketing largely made up the remaining 13.4% of the Company’s advertising revenues in the third quarter of 2011 and has been growing as a percent of advertising revenues since early 2010.

Circulation revenues contributed 21.3% of the Company’s revenues in the third quarter of 2011 compared to 20.3% in the third quarter of 2010. Most of the Company’s newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See “Results of Operations” for a discussion of the Company’s revenue performance and contribution by category for the nine months ended September 25, 2011, and September 26, 2010.

Recent Events and Trends

Advertising Revenues:

Advertising revenues in the third quarter of 2011 compared to the third quarter of 2010 decreased as a result of the continuing weak economy and the secular shift in advertising demand from print to digital products. While advertising revenue trends generally improved throughout 2010, they slowed in the first nine months of 2011. In particular, beginning in December 2010, the Company noted a marked decline in national advertising that persisted throughout 2011. Advertising revenues in the fourth quarter of 2010 declined 6.9% and were down 10.1% in the first nine months of 2011 (both periods compared to the same periods in the prior year).

Management believes the declines are primarily attributable to the weaknesses in the U.S. economy and the general shift in advertising to digital mediums. Despite declines in advertising revenue as a whole, certain advertising revenue categories grew in 2010, including digital and direct marketing advertising and this trend has continued in the first nine months of 2011. Digital advertising grew 1.1% in the first nine months of 2011compared to the first nine months of 2010. Digital results include both digital sales bundled with print and digital advertising sold on a stand-alone basis. Digital-only advertising revenues have consistently grown faster than digital advertising sold in conjunction with print products and grew 9.2% from the nine-month period in 2010. Direct marketing revenues were up 4.8% compared to the nine-month period in 2010. See the revenue discussions in management’s review of the Company’s “Results of Operations”.

Audience Trends:

Audience trends improved in the third quarter compared to prior periods. Daily circulation declined 4.3%, but Sunday circulation grew 2.0% in the third quarter of 2011 compared to the third quarter of 2010. In 2010, daily circulation volumes in the third quarter had declined 6.2%, and Sunday was down 5.8% compared to the same quarter in 2009. The Company’s digital traffic continues to grow with daily average local unique visitors to its newspaper websites up 4.6% in the third quarter of 2011 compared to the third quarter of 2010.

Newsprint:

Newsprint prices are volatile and largely dependent on global demand and supply for newsprint. In 2010, supply and demand were largely in balance as the result of higher export demand and reductions in capacity. As a result, producers were able to increase prices in fiscal 2010. In 2011, newsprint supply has exceeded demand, and as a result, there have been no additional price increases in 2011. Nevertheless, newsprint prices were higher in the third quarter of 2011 than the corresponding period in 2010 as a result of the price increases during 2010. The impact of newsprint price increases on the Company’s financial results is discussed under “Results of Operations” below.

Sale of Real Property in Miami:

On May 27, 2011, the Company sold 14.0 acres of land in Miami, including the building holding the operations of one of its subsidiaries, The Miami Herald Media Company, and an adjacent parking lot for a purchase price of $236 million. Approximately 9.4 acres of the Miami land was previously subject to a contract with another buyer that terminated in the first quarter of fiscal 2011 (see Note 2 to the condensed consolidated financial statements for a greater discussion of the original contract). The Company received cash proceeds of $230 million, and an additional $6 million is being held in an escrow account payable to McClatchy upon relocation of its Miami operations.

The Miami Herald Media Company will continue to operate from its existing location for up to two years rent free while management pursues other sites for its operations. Because the Company will not pay rent for the two-year period, the Company is deemed to have continuing involvement in the property. As a result, under generally accepted accounting principles, the sale is treated as a financing transaction. Accordingly, the Company will continue to depreciate the carrying value of the building in its financial statements and no gain or loss has been recognized on the transaction.

The Company used $163.0 million of the sale proceeds to make a contribution to its qualified defined benefit pension plan (see discussion at Note 5 to the condensed consolidated financial statements) and used the remaining portion of the proceeds for general corporate purposes, including the payment of interest and taxes and for debt reduction.

Debt Refinancing and Subsequent Debt Repayments:

February 2010 Refinancing: The Company was a party to a credit agreement, dated as of June 27, 2006 (as amended through May 20, 2009, the “original credit agreement”), which provided for a five-year revolving credit facility and term loans. On January 26, 2010, the Company entered into an amendment and restatement of the original credit agreement that became effective on February 11, 2010 (the Amended and Restated Credit Agreement), immediately prior to the closing of an offering of $875.0 million of senior secured notes. The Amended and Restated Credit Agreement required a substantial reduction in bank debt and allowed for the early retirement of other bond debt using the proceeds of the secured notes offering. The Company was in compliance with all covenants of the credit agreement at the time of the refinancing.

In connection with the Amended and Restated Credit Agreement, the Company issued its 11.50% Senior Secured Notes due 2017 (the 2017 Notes) totaling $875.0 million. In addition, the Company completed tender offers for its 7.125% notes due in 2011 (the 2011 Notes) and 15.75% senior notes due in 2014 (the 2014 Senior Notes), paying $187.3 million in cash for aggregate principal amounts of $148.0 million of 2011 Notes and $23.9 million of 2014 Notes.

December 2010 Amendment: Throughout 2010 the Company paid down the principal amount of its term loans outstanding under the Amended and Restated Credit Agreement using its cash from operations. On December 16, 2010, the Company entered into an amendment of the Amended and Restated Credit Agreement (the Credit Agreement) to, among other things, remove certain restrictions on the ability to repurchase its publicly traded bonds, to repay the remaining bank term loans and to reduce the lenders’ revolving loan commitments under the Amended and Restated Credit Agreement.

2011 Activity: On June 1, 2011, the Company retired at maturity $18.1 million of its 7.125% notes. Also, from year-end 2010 through September 25, 2011, the Company purchased $96.8 million aggregate principal amount of its outstanding debt securities using cash generated by operations and proceeds from asset sales.

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

RESULTS OF OPERATIONS

Third Fiscal Quarter of 2011 Compared to Third Fiscal Quarter of 2010

The Company reported net income in the third fiscal quarter of 2011 of $9.4 million, or $0.11 per share. The Company’s income from continuing operations in third fiscal quarter of 2010 was $12.1 million, or $0.14 per share and net income including discontinued operations was $11.9 million or $0.14 per share.

Revenues:

Revenues in the third fiscal quarter of 2011 were $300.2 million, down 8.4% from revenues of $327.7 million in the third fiscal quarter of 2010. Advertising revenues were $224.2 million in the third fiscal quarter of fiscal 2011, down 10.0% from advertising revenues in the third fiscal quarter of 2010, and circulation revenues were $64.1 million, down 3.5% from the third fiscal quarter of 2010.

The following summarizes the Company’s revenues by category, which compares the third fiscal quarter of 2011 with the third fiscal quarter of 2010 (dollars in thousands):

	Quarter Ended
	September 25, 2011	September 26, 2010	% Change
Advertising:
Retail	$114,575	$127,733	(10.3)%
National	17,231	21,808	(21.0)%
Classified:
Auto	19,938	20,956	(4.9)%
Employment	13,075	14,353	(8.9)%
Real estate	11,117	14,027	(20.7)%
Other	18,149	21,557	(15.8)%

Total classified	62,279	70,893	(12.2)%
Direct marketing and other	30,137	28,700	5.0%

Total advertising	224,222	249,134	(10.0)%
Circulation	64,071	66,383	(3.5)%
Other	11,926	12,193	(2.2)%

Total revenues	$300,219	$327,710	(8.4)%

Retail advertising revenues decreased $13.2 million for the third fiscal quarter of 2011, or 10.3%, from the third fiscal quarter of 2010 primarily reflecting the impact of the slow economic recovery and the secular shift toward to digital advertising. Comparing the third fiscal quarter of 2011 to 2010, retail advertising revenues changed as follows: Print ROP advertising revenues decreased $9.3 million, or 16.7%, and preprint advertising revenues decreased $4.6 million, or 8.6%. Digital retail advertising revenues increased $0.8 million for the third fiscal quarter of 2011, or 4.2% from the third fiscal quarter of 2010.

National advertising revenues decreased $4.6 million for the third fiscal quarter of 2011, or 21.0%, from the third fiscal quarter of 2010. The decline in total national advertising revenues was broad-based but was led by declines in advertising in the telecommunications segment in the third fiscal quarter of 2011 compared to the same period in 2010. Print national advertising revenues declined 21.8%, and digital national advertising decreased 18.4% from the third fiscal 2010 quarter.

Classified advertising revenues decreased $8.6 million, or 12.2%, for the third fiscal quarter of 2011 from the third fiscal quarter of 2010. Print classified advertising declined $8.6 million for the third fiscal quarter of 2011, or 18.4%, while digital classified advertising increased nominally for the third fiscal quarter of 2011, up 0.1%, from the third fiscal quarter of 2010. The following is a discussion of the major classified advertising categories for the third fiscal quarter of 2011:

•

Automotive advertising revenues decreased $1.0 million, or 4.9%, from the third fiscal quarter of 2010. Automotive advertising continues to migrate to digital advertising. As a result, print automotive advertising revenues declined 18.4%, while digital automotive advertising revenues were up 15.1% from the third fiscal quarter of 2010.

•

Employment advertising revenues decreased $1.3 million, or 8.9%, from the third fiscal quarter of 2010, reflecting a continued slow recovery in employment across the Company’s markets. The declines were reflected both in print employment advertising revenues, down 7.0%, and online employment advertising revenues, down 10.6%.

•

Real estate advertising revenues decreased $2.9 million, or 20.7%, from the third fiscal quarter of 2010 as this sector of the economy has also been slow to recover from the recession. In total, print real estate advertising revenues declined 27.0%, while digital advertising revenues declined 3.8%.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices, and miscellaneous advertising, was down $3.4 million, or 15.8%, in the third fiscal quarter of 2011 compared to the third fiscal quarter of 2010. The declines in both print and digital other advertising were broad-based and reflect the weak economy. Other classified print advertising revenues decreased 17.7% as compared to the third fiscal quarter of 2011, and other classified digital advertising revenues declined 7.4%.

Digital advertising revenues, which are included in each of the advertising categories discussed above, totaled $47.3 million in the third fiscal quarter of 2011, a decrease of 0.4% as compared to the third fiscal quarter of 2010. Digital-only advertising revenues, which totaled $23.6 million in the third fiscal quarter of 2011, grew 9.2% from the third fiscal quarter of 2010, while digital advertising revenues sold in conjunction with print products declined 8.5% from the third fiscal quarter of 2010 reflecting fewer print advertising sales.

Direct marketing and other revenues increased $1.4 million, or 5.0%, in the third fiscal quarter of 2011 from the third fiscal quarter of 2010. The growth primarily reflected continued success of the Company’s print and deliver program for small advertisers, its “Sunday Select” product and other direct marketing products. Sunday Select is a package of preprints delivered to non-newspaper subscribers upon request.

Circulation revenues in the third fiscal quarter of 2011 decreased $2.3 million, or 3.5%, from the third fiscal quarter of 2010, primarily reflecting lower circulation volumes and the shifting mix of circulation sales away from single-copy, which net more revenues and are more profitable to the Company’s newspapers than home-delivery sales. Nonetheless, circulation volumes showed improving trends compared to prior years. Average paid daily circulation declined 4.3%, but Sunday circulation grew 2.0% in the third quarter of 2011 compared to the third quarter of 2010. In 2010, average paid daily circulation volumes in the third quarter had declined 6.2%, and Sunday was down 5.8% compared to the same quarter in 2009. Still, the Company expects daily circulation volumes to remain lower in fiscal 2011 compared to fiscal 2010 reflecting the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses in the third fiscal quarters of 2011 and 2010 included restructuring-related severance as the Company continues to restructure its operations. The third fiscal quarter of 2011 also included impairment charges of $0.8 million related to real property sold in the third fiscal quarter of 2011. The following table summarizes operating expenses, including the impact of restructuring charges and other items included in the operating expenses in the 2011 and 2010 quarters (in thousands):

	Three Months Ended
	September 25, 2011	September 26, 2010	Dollar Change
Operating expenses as reported	$254,776	$277,371	$(22,595)
Restructuring charges	1,850	2,376	(526)
Compensation expense as reported	$108,751	126,574	$(17,823)
Compensation-related restructuring charges	1,089	2,376	(1,287)

Compensation expenses decreased $17.8 million for the third fiscal quarter of 2011, or 14.1% from the third fiscal quarter of 2010 and included the restructuring charges discussed above. Payroll expenses were down 11.6% reflecting, in part, a 12.2% decline in average headcount. The impact of fewer employees was partially offset by severance costs. Fringe benefits costs declined 26.1% reflecting lower retirement costs and, to a lesser extent, lower medical costs compared to the third fiscal quarter of 2010.

Newsprint, supplement and printing expense increased 6.9% for the third fiscal quarter of 2011 as compared to the same period in 2010. Newsprint expense was up 4.4% in the third fiscal quarter of 2011 primarily reflecting higher newsprint prices that were implemented in fiscal 2010 and that were only partially offset by lower newsprint usage. Supplement and printing expense increased 15.3% compared to the third fiscal quarter of 2010 reflecting the costs of outsourced printing and increased sales of direct marketing products. Depreciation and amortization expenses were down 9.3% from the third fiscal quarter of 2010 due to expiring useful lives of assets. Other operating costs decreased 4.7% in the third fiscal quarter of 2011 as compared to the same quarter in 2010, reflecting company-wide cost controls. Other operating costs in fiscal 2011included the impairment of $0.8 million related to the property sold in the third fiscal quarter of 2011.

Interest:

Interest expense was $42.1 million for the third fiscal quarter of 2011, down $2.0 million, or 4.5% from interest expense of $44.0 million in the 2010 quarter due largely to the lower debt balance in the 2011 quarter.

Equity Income:

Total income from unconsolidated investments was $8.6 million in the third fiscal quarter of 2011 compared to $5.4 million in 2010 and primarily reflects stronger earnings from the Company’s internet-related investments and, to a lesser extent, higher income from its newsprint joint venture.

Income Taxes:

The Company recorded an income tax provision of $2.6 million, or an effective rate of 21.9%, for the third fiscal quarter of 2011. The rate is lower than the federal statutory rate of 35.0% due primarily to the expiration of certain statutes of limitations and the resulting release of uncertain tax accruals that were favorable to the Company. In the third fiscal quarter of 2010, the Company recorded an income tax provision of $0.09 million, or an effective tax rate of 0.7%. The 2010 rate was lower than the 2011 rate primarily due to the favorable settlement of certain federal tax audits, the expiration of certain statutes of limitations and a lower rate applied to certain discrete tax items.

First Nine Months of 2011 Compared to First Nine Months of 2010

The Company reported a net income in the first nine months of 2011 of $12.4 million, or $0.14 per diluted share. In the first nine months of 2010, the Company reported income from continuing operations of $17.4 million, or $0.20 per share. The Company’s net income was $21.4 million, or $0.25 per share, including discontinued operations in the first nine months of 2010. Net income in the first nine months of both years was impacted by the events discussed in the quarterly results above. As discussed in Note 6 to the financial statements, in 2010 the Company reversed a reserve (and recorded income) of $6.5 million ($4.2 million, net of taxes) related to certain of the indemnification obligations for newspapers previously sold as the related newspapers paid current amounts and showed the ability to continue to meet their obligations to the Company.

Revenues:

Revenues in the first nine months of 2011 were $918.2 million, down 8.7% from revenues of $1.0 billion in the same period of 2010. Advertising revenues were $685.4 million, down 10.1% from advertising in the first nine months of 2010, and circulation revenues were $195.4 million, down 4.1% from the first nine months of 2010.

Advertising revenues represented 74.6% of total revenues in the first nine months of fiscal 2011 compared to 75.9% in the same period of 2010. Retail advertising revenues were 51.1% of advertising in the first nine months of 2011 compared to 51.4% in the first nine months of 2010, while classified advertising comprised 28.1% of total advertising in the first nine months of 2011 and 2010. National advertising revenues were 7.9% and 9.3% of total advertising in the first nine months of 2011 and 2010, respectively. Direct marketing and other revenues were 12.9% and 11.1% of advertising revenues in the first nine months of 2011 and 2010, respectively.

Circulation revenues represented 21.3% of total revenues in the first nine months of 2011 and were 20.3% of revenues in the first nine months of 2010.

The following summarizes the Company’s revenues by category, which compares the first nine months of 2011 with the first nine months of 2010 (dollars in thousands):

	Nine Months Ended
	September 25, 2011	September 26, 2010	% Change
Advertising:
Retail	$349,953	$392,033	(10.7) %
National	53,867	71,067	(24.2) %
Classified:
Auto	61,194	62,579	(2.2) %
Employment	40,555	43,284	(6.3) %
Real estate	34,564	43,258	(20.1) %
Other	56,413	65,208	(13.5) %

Total classified	192,726	214,329	(10.1) %
Direct marketing and other	88,811	85,166	4.3%

Total advertising	685,357	762,595	(10.1) %
Circulation	195,382	203,735	(4.1) %
Other	37,464	38,975	(3.9) %

Total revenues	$918,203	$1,005,305	(8.7) %

Retail advertising revenues decreased $42.1 million, or 10.7%, from the first nine months of 2011, largely reflecting the factors discussed in the quarterly results above. Print retail ROP advertising revenues decreased $30.7 million, or 17.4%, and preprint advertising revenues decreased $13.1 million, or 8.1%, from the first nine months of 2010, respectively. Digital retail advertising revenues increased $1.7 million, or 3.2%, from the first nine months of 2010 driven by increased banner, display and coupon advertisements.

National advertising revenues decreased $17.2 million, or 24.2%, from the first nine months of 2010. The declines in total national advertising in the first nine months were primarily in the telecommunications segment. Print national advertising decreased $14.8 million, or 27.2%, while digital national advertising revenues decreased $2.4 million, or 14.3%, from the first nine months of 2010.

Classified advertising revenues decreased $21.6 million, or 10.1%, from the first nine months of 2010 and were impacted generally by the same factors discussed in the quarterly results above. Print classified advertising revenues declined $23.8 million, or 16.4%, while digital classified advertising revenues grew $2.2 million, or 3.2%, from the first nine months of 2010. The following is a discussion of the major classified advertising categories for the first nine months of 2011 compared to the same period in 2010:

•

Automotive advertising revenues decreased $1.4 million, or 2.2%, from the first nine months of 2010 reflecting issues discussed in the quarterly results above. Print automotive advertising declined 15.4%, while digital advertising revenues grew 19.4%.

•

Employment advertising revenues decreased $2.7 million, or 6.3%, from the first nine months of 2010 reflecting a national slowdown in hiring. The nine-month declines were reflected both in print employment advertising revenues, down 4.2%, and online employment advertising revenues, down 8.2%.

•

Real estate advertising revenues decreased $8.7 million, or 20.1%, from the first nine months of 2010 reflecting the nationwide slowdown in home sales. In total, print real estate advertising revenues declined 26.8%, while online advertising revenues decreased 0.4%.

•

Other classified advertising revenues were down $8.8 million, or 13.5%, in the first nine months of 2011 compared to the first nine months of 2010. Print other classified advertising revenues decreased 15.4%, while digital other classified advertising revenues declined 4.2%.

Digital advertising revenues, which are included in each of the advertising categories discussed above, totaled $140.3 million in the first nine months of 2011 and increased 1.1% as compared to the first nine months of 2010. Digital-only advertising revenues, which totaled $67.3 million in the first nine months of 2011, grew 9.7% from the nine-month period in 2010, while digital advertising revenues sold in conjunction with print products declined 5.7% from the nine-month period in 2010 reflecting fewer print advertising sales.

Direct marketing and other advertising revenues increased $3.6 million, or 4.3%, from the first nine months of 2010 reflecting new products as discussed in the quarterly results above.

Circulation revenues decreased $8.4 million, or 4.1%, from the first nine months of 2010 primarily reflecting the impact of lower circulation volumes. The Company expects circulation volumes to remain lower in fiscal 2011 compared to fiscal 2010 reflecting primarily the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses in the first nine months of fiscal 2011 included restructuring-related severance as well as impairments related to property that was sold for less than the carrying value as the Company continues to restructure its operations. Operating expenses in the first nine months of fiscal 2010 included restructuring-related severance as well as accelerated depreciation on equipment related to the outsourcing of printing operations at one newspaper. The following table summarizes operating expenses, including the impact of these charges on operating expenses in 2011 and 2010 (in thousands):

	Nine Months Ended
	September 25, 2011	September 26, 2010	Dollar Change

Operating expenses as reported	$807,172	$851,278	$(44,106)
Total restructuring charges	24,577	10,196	14,381
Compensation expense as reported	352,843	394,144	(41,301)
Compensation-related restructuring charges	13,252	6,808	6,444

Compensation expenses decreased $41.3 million, or 10.5%, from the first nine months of 2010 despite $6.4 million in higher restructuring charges in 2011. Payroll expenses were down 7.2% as compared to the first nine months of 2010 reflecting a 10.5% decrease in average headcount in the first nine months of 2011 as compared to the first nine months of 2010, which was partially offset by the higher severance costs in the 2011 period. Fringe benefits costs decreased 24.7% from the 2010 period as the Company recorded lower retirement costs and medical costs in the first nine months of 2011. See Note 5 for an expanded discussion of retirement costs in 2011 compared to 2010.

Newsprint, supplement and printing expense was up 9.8% in the first nine months of 2011 as compared to the same period in 2010 primarily reflecting higher newsprint prices, which were only partially offset by lower newsprint usage. Newsprint expense was up 8.6% while supplement and printing expenses increased 14.1% in the first nine months of 2011 as compared to the same period in 2010. Depreciation and amortization expenses were down $9.2 million from the first nine months of 2010 reflecting the following: (i) the useful lives of certain assets expired during 2011, (ii) the 2010 amounts included $3.4 million of accelerated depreciation on equipment related to the outsourcing of printing operations at one newspaper and (iii) the Company has held down capital expenditures due to adequate production capacity at its facilities. Other operating costs were down 1.3% in the first nine months of 2011 as compared to the same period in 2010 reflecting (i) an increase for charges totaling $11.3 million primarily on excess real property that was sold in the first nine months of 2011, offset by (ii) company-wide efforts to reduce costs, including, among others, reductions in bad debt expense, postage, energy related-expenses and professional services.

Interest:

Interest expense was $127.7 million for the first nine months of 2011, down 4.9% from interest expense of $134.2 million in the same period in 2010. The decrease in expense primarily reflects lower debt balances and interest on taxes. Interest on taxes declined $2.6 million primarily reflecting lower interest on tax accruals because of tax settlements or expiration of statutes that were favorable to the Company in the first nine months of 2011.

Equity Income:

The Company reported income from unconsolidated investments of $21.3 million in the first nine months of 2011 compared to $8.2 million in the same period in 2010. These results were impacted by the same factors discussed in the quarterly review above.

Loss on Extinguishment of Debt:

In the first nine months of 2011, the Company purchased $98.6 million aggregate principal amount of its outstanding debt securities and recorded a loss on debt extinguishment of $2.5 million.

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

Income Taxes:

The Company recorded an income tax benefit of $9.9 million on a pre-tax income from continuing operations of $2.4 million in the first nine months of 2011. The Company’s tax provision included a benefit from a favorable settlement of certain state tax issues in the first fiscal quarter of 2011 and expiration of statutes later in 2011. Excluding the impact of these items, the net tax provision resulted in a tax rate of 46.0% compared to 45.7% in 2010. Both exceeded the federal statutory rate of 35.0% due primarily to the inclusion of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $17.2 million as of September 25, 2011, compared to $2.4 million of cash at September 26, 2010, and $17.5 million at the end of fiscal 2010.

Operating Activities:

The Company used $118.0 million of cash from operating activities in the first nine months of fiscal 2011 compared to generating $167.6 million of cash from continuing operations in the nine months of fiscal 2010. The decrease in cash from operating activities in the first nine months of 2011 primarily relates to the use of cash for the following operational purposes:

•	To contribute funds to the Company’s pension plan;

•	To pay interest on the Company’s 2017 Notes (The 2017 Notes were issued in February 2010 and no interest payment was due in the first quarter of 2010);

•	To pay funds for the supplementary contributions accrued throughout 2010 but payable to the Company’s 401(k) plan in the first quarter of 2011;

•	For 2010 bonuses paid in 2011 (no similar payments were made in the first fiscal quarter of 2010); and

•	To pay higher severance costs in 2011 than in the first nine months of fiscal 2010.

The Company has made substantial contributions to its defined benefit pension plan in 2011 to reduce its unfunded plan liability. On May 27, 2011, the Company contributed $163.0 million of cash to its qualified defined benefit pension plan using a portion of its $230 million in proceeds from the sale of real property in Miami. In January 2011, the Company contributed certain of its real property appraised at $49.7 million to its qualified defined benefit pension plan. (See Note 5 to the Condensed Consolidated Financial Statements for further detail regarding the Company’s pension contributions).

The pension contributions made in 2011 substantially reduced the unfunded liability of the Company’s qualified defined benefit pension plan. As of May 27, 2011, the projected benefit obligations of the Company’s qualified pension plan exceeded plan assets by $298.3 million compared to $479.1 million at the end of fiscal 2010. While the precise amounts required to be paid in future years cannot be determined at this time, the Company estimates that the pension contributions made in 2011 will reduce its required 2012 contribution by approximately $45 million to a total estimated contribution in 2012 of $25 million to $35 million based on interest rates and capital markets assumptions as of the end of its fiscal second quarter. The final amounts due in 2012 cannot be determined until after the end of fiscal 2011 and could vary from the estimate discussed above based on changes in interest rates and market returns since the second quarter of 2011.

Nonetheless, the excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. The Pension Relief Act of 2010 (PRA) provided relief in the funding requirements of the qualified defined benefit pension plan, and the Company elected an option that allows the funding related to its 2009 plan year required contributions to be paid over 15 years (15-year-deferral relief option). Under the PRA, the Company may elect a 15-year-deferral relief option on one additional plan year in the future. Even with the additional contributions to the plan in 2011 and the relief provided by the PRA, based on the current funding position of the pension plan, management expects future contributions to be required. But management also expects contributions in future years to be manageable using the Company’s cash from operations.

Investing Activities:

The Company generated $2.1 million of cash from investing activities. The Company received proceeds of $11.9 million primarily from the sale of certain other assets that were no longer in use. The Company used $10.7 million for the purchase of property plant and equipment and expects capital expenditures to be less than $20.0 million in 2011.

Financing Activities:

The Company generated $115.6 million from financing activities in 2011. The Company received $230 million in proceeds from the sale of land in Miami and incurred $2.6 million in costs related to the transaction. The amount is recorded as a financing obligation as discussed in Note 2 to the financial statements. The Company repurchased $96.8 million of aggregate principal amount of bonds for $94.0 million in cash in privately negotiated transactions in the first nine months of 2011 and retired at maturity $18.1 million of 2011 bonds on June 1, 2011.

In the first nine months of 2010, the Company used $170.1 million from financing activities. The Company received net proceeds of $864.7 million from the issuance of $875.0 million in senior secured notes (see discussion of debt refinancing under “Debt and Related Matters” below). The Company used proceeds from the refinancing and cash from operations to repay $310.7 million in revolving bank debt and $505.8 million in term bank debt. In addition, the Company paid $187.3 million to retire aggregate principal of $171.9 million of notes that would have matured in 2011 and 2014. The Company paid $31.5 million in costs associated with the refinancing transactions, most of which were recorded as deferred financing charges and the rest recorded as a loss on debt extinguishment.

While the Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures over the next 12 months.

Debt and Related Matters:

Credit Agreement:

The Company was a party to a credit facility originally entered into on June 27, 2006, as amended that provided for a $590.0 million, five-year revolving credit facility and a $546.8 million, five-year term loan (original credit agreement or facility). Both the term loan and the revolving credit facility under the original credit agreement were due on June 27, 2011. The original credit facility has been amended and restated in connection with a debt refinancing entered into in February 2010, and amended further in December 2010 as discussed below.

February 11, 2010: On January 26, 2010, the Company entered into an amendment and restatement of the original credit agreement that became effective on February 11, 2010 (the Amended and Restated Credit Agreement), immediately prior to the closing of an offering of $875.0 million of senior secured notes, referred to as the 2017 Notes below. The Amended and Restated Credit Agreement required a substantial reduction in bank debt and allowed for the early retirement of other bond debt using the proceeds of the secured notes offering. The Company was in compliance with all financial covenants of the original credit agreement at the time of the refinancing.

Upon closing of the refinancing transaction on February 11, 2010, the Amended and Restated Credit Agreement provided for a $262.0 million term loan and a $249.3 million revolving credit facility, including a $100.0 million letter of credit sub-facility and extended the term of certain of the credit commitments to July 1, 2013. (See discussion of the December 16, 2010, amendment below for additional details on the Amended and Restated Credit Agreement).

In connection with the Amended and Restated Credit Agreement, the Company issued its 11.5% senior secured notes due February 15, 2017, totaling $875.0 million (the 2017 Notes). The 2017 Notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and will rank equally with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the 2017 Notes are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets. In addition, the Company completed tender offers for its 7.125% notes due in 2011 and 15.75% senior notes due 2014 (2014 Senior Notes), paying $187.3 million in cash for $171.9 million of principal 2011 and 2014 Senior Notes.

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

2011 Activity: On June 1, 2011, the Company retired at maturity $18.1 million of its 7.125% notes. Also, from year-end 2010 through September 25, 2011, the Company purchased $96.8 million aggregate principal amount of its outstanding debt securities using cash generated by operations and proceeds from asset sales. The Company purchased outstanding principal amount of debt securities as follows: $0.4 million of its 15.75% senior notes due 2014, $76.4 million of 4.625% notes due 2014, $10.0 million of 5.75% notes due 2017 and $10.0 million of its 11.50% secured notes due in 2017.

At September 25, 2011, the Company had no amounts outstanding under its Credit Agreement and had outstanding letters of credit totaling $47.0 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. At September 25, 2011, net of these letters of credit, a total of $78.0 million was available under the Company’s revolving facility under the Credit Agreement.

Debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points. In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). In the case of a LIBOR spread, the Credit Agreement sets a floor on LIBOR for the purposes of interest payments of no less than 300 basis points (except for working capital borrowings, which are not subject to the 300 basis point floor and are limited to $45.0 million and a 30 day term). A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of September 25, 2011, the Company paid interest on borrowings under the Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and pays 50.0 basis points for commitment fees.

The Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 1.50 to 1.00. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; decreasing to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012; and decreasing to 6.00 to 1.00 thereafter. Under the Credit Agreement, the Company is required to maintain at least $50.0 million of available liquidity, defined as the sum of cash equivalents plus the amount available under the Company’s revolving facility, as of the last day of each fiscal quarter. The Credit Agreement includes limitations on cash dividends allowed to be paid at certain leverage levels and other covenants, including limitations on additional debt.

At September 25, 2011, the Company’s consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.2 to 1.0, its consolidated leverage ratio (as defined in the Credit Agreement) was 4.7 to 1.0 and its available liquidity was $95.1 million, and the Company was in compliance with all of its financial covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

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

Substantially all of the Company’s subsidiaries have guaranteed the Company’s obligations under the Credit Agreement and 2017 Notes. In addition, the Company has granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the

2017 Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any land, buildings, machinery and equipment (PP&E) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company.

Off-Balance-Sheet Arrangements:

As of September 25, 2011, the Company did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

As of September 25, 2011, the Company’s contractual obligations were reduced from the end of fiscal 2010 by the following:

•	repayment of $115.0 million in debt principal in the first nine months of fiscal 2011,

•	reduction in the underfunded pension liability for the qualified defined benefit pension plan by $189 million to $410.9 million as of September 25, 2011, and

•

addition of approximately $279.7 million in financing obligations related to the contribution of $49.7 million of real property to the Company’s qualified defined benefit pension plan (see Note 5 to the financial statements for a discussion of this transaction) and $230 million in proceeds received for land in Miami that was sold, but that the Company continues to use rent-free for two years (see Note 2 to the condensed consolidated financial statements for further detail regarding this transaction).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s outstanding debt is composed of fixed rate bonds and, therefore, are not subject to interest rate fluctuations.

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

See the discussion at “Recent Events and Trends – Operating Expenses” for the impact of market changes on the Company’s newsprint and pension costs.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company’s management evaluated, with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a—15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission Rules and Forms.

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 5.	OTHER INFORMATION

Immaterial Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the years ended December 26, 2010, and December 27, 2009, the Company determined that a $6.0 million parking easement asset related to a contract to sell certain land in Miami entered into in 2005 by Knight-Ridder, Inc. (KRI) prior to the Company’s purchase of KRI (the original contract) should have been considered in the carrying value of the land. The carrying value of the land was recorded in other assets on the Company’s balance sheet, while the parking easement was recorded in intangible assets. Accordingly, the carrying value of the Miami land should have been higher (and intangible assets lower) by $6.0 million, resulting in additional impairment charges of $3.0 million in both 2009 and 2010 that were not previously recorded.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to the Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

The Company has significant competition in the market for news and advertising, which may reduce its advertising and circulation revenues in the future.

The Company’s primary source of revenues is advertising, followed by circulation. In recent years, the advertising industry generally has experienced a secular shift toward digital advertising and away from other traditional media. In addition, the Company’s circulation has declined, reflecting general trends in the newspaper industry including consumer migration toward the internet and other media for news and information. The Company faces increasing competition from other digital sources for both advertising and circulation revenues. This competition has intensified as a result of the continued developments of digital media technologies. Distribution of news, entertainment and other information over the internet, as well as through mobile phones and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to advertisers and audiences. As media audiences fragment, the Company expects advertisers to allocate larger portions of their advertising budgets to digital media. This increased competition has had and is expected to continue to have an adverse effect on the Company’s business and financial results, including negatively impacting revenues and operating income.

Weak general economic and business conditions subject the Company to risks of declines in advertising revenues.

Despite some signs of recovery, the U.S. economy continues to be in a period of economic uncertainty. Certain aspects of the economy, including real estate, employment and consumer confidence, remain distressed. These economic conditions have had and are expected to continue to have an adverse effect on the Company’s advertising revenues. To the extent these economic conditions continue or worsen, the Company’s business and advertising revenues will be adversely affected, which could negatively impact the Company’s operations and cash flows and the Company’s ability to meet the covenants in its senior secured credit agreement. In addition, seasonal variations in consumer spending cause the Company’s quarterly advertising revenues to fluctuate. Second and fourth quarter advertising revenues are typically higher than first and third quarter advertising revenues reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season. If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, the Company may not be able to grow or maintain its revenues for the year, which would have an adverse effect on the Company’s business and financial results.

If management is unable to execute cost-control measures successfully, total operating costs may be greater than expected, which may adversely affect the Company’s profitability.

As a result of recent adverse general economic and business conditions, the secular shift toward digital advertising and the Company’s operating results, the Company has taken steps to lower operating costs by reducing workforce and implementing general cost-control measures. If the Company does not achieve its expected savings from these initiatives, or if operating costs increase as a result of these initiatives, total operating costs may be greater than anticipated. In addition, such efforts may affect the Company’s business and its ability to generate future revenue. Portions of the Company’s expenses are fixed costs that neither increase nor decrease proportionately with revenues. As a result, management is limited in its ability to reduce costs in the short term. If these cost-control efforts do not reduce costs sufficiently, income from continuing operations may decline.

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

The Company has $1.66 billion in total consolidated debt, which subjects the Company to significant financial risk.

As of September 25, 2011, the Company had approximately $1.66 billion in total principal indebtedness outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Higher leverage ratios could affect the Company’s future ability to refinance maturing debt or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.

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

As of September 25, 2011, the Company had approximately $1.66 billion in total principal indebtedness, consisting of $865 million of publicly traded senior secured notes and unsecured publicly traded notes maturing in 2014, 2017, 2027 and 2029. The notes maturing in 2014 totaled $92.5 million and are the next material scheduled debt repayment. While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced in the future. Access to the capital markets for longer-term financing may be restricted if disruptions in the capital and credit markets occur again as were experienced during 2008 and 2009.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Newsprint accounted for 10.1% of McClatchy’s operating expenses for the first nine months of 2011. Accordingly, earnings are sensitive to changes in newsprint prices. The price of newsprint historically has been volatile and may increase as a result of various factors, including:

•	declining newsprint supply from mill closures;

•	reduction in newsprint suppliers because of consolidation in the newsprint industry;

•	paper mills reducing their newsprint supply because of switching production to other paper grades; and

•	a decline in the financial situation of newsprint suppliers.

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

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of September 25, 2011, approximately 6.1% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements with expiration dates through 2013. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

Under the Pension Protection Act, the Company will be required to make greater contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

The adverse conditions in the capital markets in 2008 had a significantly negative impact on the investment funds in the Company’s pension plan, which was partially offset by strong returns in the capital markets since the end of 2008. However, as a result of the plan’s lower assets, the projected benefit obligations of the Company’s qualified pension plan exceeded plan assets by $479.1 million as of December 26, 2010. In May 2011, the Company contributed $163.0 million in cash to the pension plan and in January 2011, McClatchy contributed company-owned real property valued at $49.7 million to its pension plan. These contributions coupled with the plan’s operations reduced the amount by which the projected benefit obligations of the qualified pension plan exceeded plan assets to $298.3 million as of May 27, 2011.

Nonetheless, the excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. The Pension Relief Act of 2010 (PRA) provided relief in the funding requirements of the qualified defined benefit pension plan, and the Company has elected an option that allows the funding related to its 2009 plan year required contributions to be paid over 15 years (15-year-deferral relief option). Under the PRA, the Company may elect a 15-year-deferral relief option on one additional plan year in the future. However, even with the relief provided by the PRA, management expects future contributions to be required. In addition, poor capital market performance and/or lower long-term interest rates may result in greater annual contribution requirements.

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

These factors could also affect the Company’s newspapers’ ability to institute circulation price increases for print products. A prolonged reduction in circulation would have a material adverse effect on advertising revenues. To maintain the Company’s circulation base, it may be required to incur additional costs, which it may not be able to recover through circulation and advertising revenues.

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

The McClatchy Company
Registrant

November 3, 2011	/s/ Gary B. Pruitt
Date	Gary B. Pruitt
Chief Executive Officer

November 3, 2011	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes
Chief Financial Officer

TABLE OF EXHIBITS

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company’s Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed July 28, 2008.

10.1*	Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on February 17, 2010.

10.2*	Amendment No 1 to the Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on December 20, 2010.

10.3*	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement, included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.4*	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent, included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.5*	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.6*	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.7*	Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on February 9, 2010.

10.8*	Indenture, dated February 11, 2010, among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.1 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

10.9*	Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J.P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

10.10*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 30, 2000.

10.11*	The Company’s Amended and Restated CEO Bonus Plan, included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.12*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.13*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.14*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.15*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.16*	Amended and Restated McClatchy Company Benefit Restoration Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on July 29, 2011.

Exhibit	Description

**10.17*	Amended and Restated McClatchy Company Bonus Recognition Plan included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on July 29, 2011.

**10.18*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.19*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 29, 2008.

**10.20*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company’s 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s Report on Form 10-K for the year ending December 30, 2007.

**10.21*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.22*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005.

**10.23*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2009.

**10.24*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company’s Form 10-K for the year ending December 28, 2003.

**10.25*	Second Amendment to Amended and Restated Employee Agreement for Mr. Pruitt included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.26*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

**10.27*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.28*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007, included as Exhibit 10.16 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.29*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998, included as Exhibit 10.12 to the Company’s Report on Form 10-K for the year ending December 31, 1997.

**10.30*	The Company’s Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company’s Report on Form 10-K for the year ending December 25, 2005.

**10.31*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007, included as Exhibit 10.18 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.32*	The Company’s Amended and Restated Employee Stock Purchase Plan, included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

10.33*	Purchase and Sale Agreement Between the Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011, included as Exhibit 10.42 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 26, 2011.

Exhibit	Description

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.DEF***	XBRL Extension Definition

101.LAB***	XBRL Taxonomy Extension Label

101.PRE***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors
***	The following materials from The McClatchy Company Quarterly Report on Form 10-Q for the quarter ended September 25, 2011, are formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Condensed Consolidated Statement of Stockholders’ Equity