Form 10-K
period 2011-12-25
MCCLATCHY CO
filed 2012-03-02
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 25, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-9824

The McClatchy Company

(Exact name of registrant as specified in its charter)

Delaware	52-2080478
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

2100 “Q” Street, Sacramento, CA	95816
(Address of principal executive offices)	(Address of principal executive offices)

Registrant’s telephone number, including area code: 916-321-1846

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐     Accelerated filer  ☒     Non-accelerated filer  ☐     (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 24, 2011 the last business day of the Company’s second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $171.6 million. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding as of February 28, 2012:

Class A Common Stock 60,607,179

Class B Common Stock 24,800,962

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s May 16, 2012, Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

INDEX TO THE McCLATCHY COMPANY

2011 FORM 10-K

Forward-Looking Information:

This report on Form 10-K contains forward-looking statements regarding the future financial performance and operations of The McClatchy Company (“McClatchy” or the “Company”). These statements represent management’s expectations or beliefs concerning future events and are based upon current expectations and knowledge of factors impacting McClatchy’s business, including, without limitation, McClatchy’s customers and the markets in which McClatchy operates, the Company’s advertising revenues, the effect of the Company’s revenues on the fair value of its reporting units, its newspapers’ audience and circulation volumes, its impairment analyses and management’s evaluation of the factors pertinent thereto, the economy, the Company’s pension plans, including its assumptions regarding return on pension plan assets and assumed discount rates and future contributions to its qualified pension plan, newsprint pricing and other costs, its restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures, litigation, sufficiency of capital resources, possible acquisitions and investments, and future financial performance. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. For all of those statements, McClatchy claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly in the section entitled “Risk Factors” in this annual report on Form 10-K, in the documents which we incorporate by reference and in our other filings with the Securities and Exchange Commission, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in the Company’s forward-looking statements: McClatchy might not generate sufficient cash from operations, or otherwise, necessary to reduce debt or meet debt covenants as expected; McClatchy may experience decreased circulation and diminished revenues from retail, classified and national advertising; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; increases in the cost of newsprint; bankruptcies or financial strain of its major advertising customers; litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased consolidation among major retailers in our markets or other events depressing the level of or reducing the demand for advertising; our inability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; and other factors, many of which are beyond our control.

PART I

ITEM 1.	BUSINESS

Available Information

The McClatchy Company (McClatchy or the Company) maintains a website which includes an Investor Relations section available to all interested parties at www.mcclatchy.com. All of the Company’s filings with the United States Securities and Exchange Commission, along with any amendments thereto, are available free of charge on our website in the Investor Relations section. The Company’s Corporate Governance Guidelines; Charters for the following committees of the board of directors: audit committee, committee on the board, pension and savings plans committee, compensation and nominating committees; and the Company’s Code of Business Conduct and Ethics and Senior Officers Code of Ethics may also be found on this website. In addition, paper copies of any such filings and corporate governance documents are available free of charge by contacting the Company at the address listed on the cover page of this filing. The contents of this website are not incorporated into this filing. Further, the reference to the URL for this website is intended to be an inactive textual reference only.

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

By virtue of its strategy, the Company is the leading local media company in its markets. The Company has more than a century and a half of experience in mass and targeted media with its origins in the California Gold Rush era of 1857. Originally incorporated in California as McClatchy Newspapers, Inc., the Company’s three original California newspapers—The Sacramento Bee, The Fresno Bee and The Modesto Bee—were the core of the Company until 1979 when the Company began to diversify geographically outside of California. At that time, it purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri-City Herald in southeastern Washington. In 1986, the Company purchased The (Tacoma) News Tribune and in 1987, the Company reincorporated in Delaware. The Company expanded into the Carolinas when it purchased newspapers in South Carolina in 1990 and The News and Observer Publishing Company in North Carolina in 1995.

On June 27, 2006, the Company acquired Knight-Ridder, Inc. (KRI), retaining 20 former KRI owned daily papers and significant digital assets.

The McClatchy Company is a leading news and information provider, offering a wide array of print and digital products in each of the markets it serves. As the third largest newspaper company in the country (based upon daily circulation), McClatchy’s operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. The Company’s newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the fiscal year 2011, the Company had an average paid daily circulation of 2.0 million and Sunday circulation of 2.8 million. McClatchy also operates local websites in each of its markets that complement its newspapers and extend its audience reach. McClatchy-owned newspapers include, among others, The Miami Herald, The Sacramento Bee, the Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer, and The (Raleigh) News & Observer.

McClatchy also owns a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job site, CareerBuilder.com, 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental site Apartments.com, and 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com.

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

Increasing Advertising Revenues

Advertising revenues make up the vast majority of the Company’s revenues, making the quality of its sales function of utmost importance. Advertising revenues were approximately 75% of consolidated net revenues in fiscal 2011 and 76% in fiscal 2010. Circulation revenues approximated 21% of consolidated net revenues in fiscal 2011 and 20% in fiscal 2010.

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

Increasingly, the Company’s emphasis has been on growing the breadth of products offered to advertisers, particularly its digital products, while expanding its relationships with smaller advertisers. Over the last two years the Company expanded its “Sunday Select” program, which delivers a package of preprinted advertisements on Sunday to non-newspaper subscribers upon their request. Also the Company has expanded its popular “Print and Deliver” program, which helps small advertisers create preprinted advertising inserts to reach customers near their stores. See the discussion below on the Company’s efforts in developing new digital advertising products and expanding the reach of those products. To reach national advertisers, the Company’s newspapers work with national advertising representation firms and the Company’s corporate advertising department to develop relationships and make it easier for those large advertisers to place orders.

Expanding McClatchy’s Digital Advertising Business

The Company’s advertising revenues from digital advertising have been growing even as the Company has faced structural and cyclical change. McClatchy continues to be a newspaper industry leader in digital advertising revenue from newspaper websites as a percent of total advertising with 19.9% of advertising coming from digital products in fiscal 2011, compared to 18.1% in fiscal 2010. For fiscal 2011, 48.4% of the Company’s digital advertising revenues came from advertisements placed only online; that is, they were not tied to a joint print buy, compared to 44.5% in fiscal 2010. Management believes this independent revenue stream bodes well for the future of the Company’s digital business and is evidence of its importance as a resource for advertisers.

The Company’s websites offer classified digital advertising products provided by companies in which we hold non-majority equity interests, including CareerBuilder for employment, Cars.com for autos and Apartments.com in the rental category.

Management continues to pursue new digital products and offerings. In August, the Company completed the launch of dealsaver®, McClatchy’s proprietary daily deals service, across all of its markets. Unlike competitors, dealsaver® benefits from the promotional power of McClatchy’s local papers, their related websites and local sales forces.

Since late 2010, McClatchy has been rolling out Find n Save across its markets. Find n Save is a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising. McClatchy has partnered with several other leading media and publishing companies to form ShopCo, LLC, which provides Find n Save with significant scale. Fellow investors currently include, among others, The Washington Post Company, Gannett, and the Hearst Corporation.

The Company is also a member, along with other newspaper companies, in a broad-based partnership with Yahoo, Inc. (Yahoo). The Company’s local sales force is able to sell Yahoo advertising inventory and share in the revenue from the sales.

Maintaining Commitment to Public Service Journalism

The Company believes that high-quality news content is the foundation of the mass reach necessary for the press to play its role in a democratic society. It is also the underpinning of the Company’s success in the marketplace. McClatchy newspapers continually receive national and regional awards among their peers for high-quality journalism.

Today, the Company delivers breaking news as its websites and news delivered on mobile devices compete with television and radio broadcasters for news headlines that can subsequently be expanded in its newspapers. The Company’s news organizations can provide both targeted information and in-depth coverage as needed through newspapers, websites, mobile delivery and other developing technologies.

Management believes its newspapers and digital operations are well-equipped to discover, produce and distribute premium quality content in ways that leverage the Company’s size and tap technology to find efficiencies in newsgathering and distribution.

Broadening Newspaper’s Audiences in Their Local Markets

Each of the Company’s daily newspapers has the largest circulation of any newspaper serving its particular community, and coupled with a local website and other digital platforms, reaches a broad audience in each market. The Company believes that its broad reach in each market is of primary importance in attracting advertising, the principal source of revenues for the Company.

While daily newspaper paid circulation was down 4.3%, Sunday circulation was up 0.2% in fiscal 2011 compared with fiscal 2010. Circulation volume trends began to improve in 2010 as compared to 2009 and continued to improve steadily during the course of 2011. During 2010 and 2011 the Company’s newspapers cycled over initiatives begun in 2009 including aggressive price increases at most newspapers and reductions in distribution by the Company to eliminate unprofitable circulation not valued by advertisers. By comparison, circulation was down 6.9% daily and 6.3% Sunday in fiscal 2010.

In addition, the Company’s digital audience continues to show growth, with average local daily unique visitors at McClatchy newspapers’ websites in 2011 up 6.1% from 2010. In addition, all McClatchy websites now offer mobile-friendly versions for smartphones, and its newspapers’ content is available on e-readers, tablets and other mobile devices.

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

Focusing on Cost Controls

The ongoing structural and cyclical change in the current economy demands that the Company respond by re-engineering and restructuring its operations to achieve an efficient and sustainable cost structure. Compensation expense is the largest component of the Company’s cash operating expenses. Technology increasingly is giving the Company the ability to operate more efficiently and reduce staff and related compensation expense. The Company looks actively for opportunities to realize efficiencies by outsourcing and/or centralizing certain functions such as production, circulation, finance, information systems, customer call centers, and advertising operations. For instance, 11 of the Company’s newspapers are now produced by other printers in outsourcing arrangements with nearby newspapers owned by McClatchy or other companies. The Company also believes using technology is an important component of its ability to continue to operate cost-efficiently.

The Company’s newspaper operations have emphasized restructuring moves that are preferred or acceptable to our audiences and advertisers, such as reducing the width of newspapers or reducing unprofitable circulation that reaches areas outside of a newspaper’s core market. The Company is focusing its efforts on quality content production, effective sales efforts and growth in digital operations.

During the last several years the Company announced several strategic restructuring programs that resulted in significant reduction of staffing and announced the freezing of the Company’s pension plans and other cost saving measures. See further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Operational Information

Each of the Company’s newspapers is largely autonomous in its local advertising and editorial operations in order to meet most effectively the needs of the communities it serves.

The Company has two operating segments. Each segment consists primarily of a group of newspapers and related businesses reporting to segment managers that are aggregated into a single reportable segment. One operating segment consists primarily of the Company’s newspaper operations in California, the Northwest and Texas while the other operating segment consists primarily of newspaper operations in the Southeast, the Gulf Coast and the Midwest. Publishers of each of the newspapers make the day-to-day decisions and report to vice presidents (segment managers). The segment managers are responsible for implementing the operating and financial plans at each of the newspapers within their respective operating segment. The corporate managers, including executive officers, set the basic business, accounting, financial and reporting policies.

The Company’s newspapers also work together to consolidate functions and share resources regionally and across the Company in operational areas that lend themselves to such efficiencies, such as certain regional or national sales efforts, accounting functions, digital publishing systems and products, information technology functions and others. A corporate advertising department is headed by a vice president of advertising who works with the Company’s largest advertisers in placing advertising across the Company in newspapers and online. These efforts are often coordinated through the segment managers and corporate personnel.

The Company’s newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year reflecting the spring and Thanksgiving and Christmas holidays, respectively. The first and third quarters, when holidays are not prevalent, are historically the slowest quarters for revenues and profits.

The following table summarizes the circulation of each of the Company’s daily newspapers. These circulation figures are reported on the Company’s fiscal year basis and are not meant to reflect Audit Bureau of Circulations (ABC) reported figures.

	2011		2010
Circulation by Newspaper	Daily	Sunday	Daily	Sunday
The Sacramento Bee	204,638	270,171	211,745	263,340
The Kansas City (Missouri) Star	201,140	304,547	210,891	299,091
The Miami Herald	159,123	212,875	155,818	220,308
The Charlotte Observer	151,828	214,159	163,120	216,173
Fort Worth Star-Telegram	148,678	233,458	160,627	235,000
The (Raleigh) News & Observer	131,126	192,416	133,944	185,106
The Fresno Bee	109,935	141,117	114,549	139,616
Lexington Herald-Leader	91,031	116,417	94,509	112,136
The (Tacoma) News Tribune	79,534	103,096	83,839	95,769
The (Columbia, SC) State	72,450	93,982	77,654	99,221
The Wichita Eagle	69,318	101,281	72,677	108,549
The Modesto Bee	60,595	72,680	63,537	72,007
El Nuevo Herald (Miami)	56,453	71,960	57,134	73,592
Idaho Statesman (Boise)	49,023	76,197	50,842	72,933
Belleville (Illinois) News-Democrat	47,347	56,880	50,155	54,324
The (Macon, GA) Telegraph	45,483	65,778	48,726	65,107
Anchorage Daily News	43,954	49,321	46,883	52,432
The (Myrtle Beach, SC) Sun News	36,723	51,806	38,441	51,687
(Biloxi, MS) Sun Herald	35,768	41,300	38,437	42,504
The (San Luis Obispo, CA) Tribune	34,046	38,408	33,863	38,978
The Bradenton (Florida) Herald	32,691	44,423	35,589	45,290
(Columbus, GA) Ledger-Enquirer	32,128	41,730	33,835	42,197
Tri-City (Washington) Herald	32,046	37,409	34,209	38,531
The Olympian (Washington)	24,055	29,212	25,107	30,041
The (Rock Hill, SC) Herald	21,491	25,776	23,185	26,765
(State College, PA) Centre Daily Times	19,217	26,306	20,592	27,026
The Island Packet (Hilton Head, SC)	18,655	21,526	18,475	20,882
The Bellingham (Washington) Herald	16,919	21,216	17,730	22,295
Merced (California) Sun-Star	12,935	—	13,848	—
The Beaufort (South Carolina) Gazette	9,747	10,105	10,108	10,298

The Company’s newspapers are generally delivered by independent contractors, and subscription revenues are recorded net of direct delivery costs.

Other Operations

The Company owns 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job site CareerBuilder.com, and 25.6% of Classified Ventures, LLC, a company that offers classified websites such as Cars.com and Apartments.com. The Company owns 33.3% of HomeFinder, LLC, which operates the real estate website HomeFinder.com. The Company also owns a 15.0% interest in TKG Internet Holdings, which owns 79.3% of Topix.net (Topix), a general interest website focused on local communities, for an effective ownership of 11.9%. In 2011, McClatchy became a 12.5% owner of ShopCo, LLC, owner of Find n Save, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

McClatchy-Tribune Information Service (MCT), a joint venture of McClatchy and Tribune Company (Tribune), offers stories, graphics, illustrations, photos and paginated pages for print publishers and web-ready content for online publishers. All the Company’s newspapers, Washington, D.C., staff and foreign bureaus produce MCT editorial material. Content is also supplied by Tribune newspapers and a number of other newspapers.

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

Raw Materials

During fiscal 2011, the Company consumed approximately 167,000 metric tons of newsprint compared to 183,000 metric tons in fiscal 2010 for its continuing operations. The decrease in tons consumed was primarily due to lower advertising sales and circulation volumes. The Company currently obtains a majority of its supply of newsprint from Ponderay and SP Newsprint Co. (SP), as well as a number of other suppliers, primarily under long-term contracts. In addition to the commitment for Ponderay newsprint noted above, the Company has a purchase commitment for 2012 of 81,648 metric tons of newsprint from SP.

The Company’s earnings are sensitive to changes in newsprint prices. Newsprint expense accounted for 10.3% of total operating expenses in fiscal 2011 and 9.2% in fiscal 2010. However, because the Company has an ownership interest in Ponderay, an increase in newsprint prices, while negatively affecting the Company’s operating expenses, would increase the earnings from its share of this investment, therefore partially offsetting the increase in the Company’s newsprint expense. A decline in newsprint prices would have the opposite effect. Ponderay is also impacted by fluctuations in the cost of energy and fiber used in the paper-making process. The Company estimates that it will use approximately 155,000 metric tons of newsprint in fiscal 2012, depending on the level of print advertising, circulation volumes and other business considerations.

The Company purchased 147,000 metric tons of newsprint from Ponderay and SP in 2011. See the discussion above; Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and the financial statements and accompanying notes for further discussion of the impact of these investments on the Company’s business.

McClatchy fully supports recycling efforts. In 2011, 97.6% of the newsprint used by McClatchy newspapers was made up of some recycled fiber; the average content was 67.5% recycled fiber. This translates into an overall recycled newsprint average of 65.8%. During 2011, all of McClatchy’s newspapers collected and recycled press waste, newspaper returns and printing plates.

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

The Company’s major daily newspapers are the primary general circulation newspaper in each of their respective markets. Its newspaper internet sites are generally the leading local sites in each of the Company’s major daily newspaper markets, based upon research conducted by the Company and various independent sources. Nonetheless, the Company has noted changes in readership trends, including a shift of readers to the internet and mobile devices, and has experienced a continued shift of advertising to digital advertising. The Company faces greater competition, particularly in the areas of employment, automotive and real estate advertising, from online competitors. To address the structural shift to digital media, the Company’s newspapers provide editorial content on a wide variety of platforms and formats—from its daily newspaper to leading local websites; on social network sites such as Facebook and Twitter; on smartphones and on e-readers; on blogs and in niche publications and websites; in e-mail newsletters and RSS feeds. In addition, its websites offer leading digital classified products such as CareerBuilder.com, Cars.com and Apartments.com and retail and national advertising on Find n Save portals. The Company also operates dealsaver® its proprietary daily deals service, in all of its markets.

Employees—Labor

As of December 25, 2011, the Company had approximately 7,800 full and part-time employees (equating to approximately 6,880 full-time equivalent employees), of whom approximately 6.2% were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements with expiration dates through 2014. Twenty-one of the Company’s 30 daily papers have no unions.

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

Compliance with Environmental Laws

The Company uses appropriate waste disposal techniques for items such as ink and other toxic fluids. The Company has $2.0 million of letters of credit shared among various state environmental agencies and the U.S. Environmental Protection Agency to provide collateral related to existing or previously disposed oil drums. However, the Company does not currently have any significant environmental issues and has no significant expenses or capital expenditures related to environmental control facilities.

ITEM 1A.	RISK FACTORS

The Company has significant competition in the market for news and advertising, which may reduce its advertising and circulation revenues in the future.

The Company’s primary source of revenues is advertising, followed by circulation. In recent years, the advertising industry generally has experienced a secular shift toward internet advertising and away from other traditional media. In addition, the Company’s circulation has declined, reflecting general trends in the newspaper industry, including consumer migration toward the internet and other media for news and information. The Company faces increasing competition from other digital sources for both advertising and circulation revenues. This competition has intensified as a result of the continued developments of digital media technologies. Distribution of news, entertainment and other information over the internet, as well as through mobile phones, tablets and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to advertisers and audiences. As media audiences fragment, the Company expects advertisers to continue to allocate larger portions of their advertising budgets to digital media. This increased competition has had and is expected to continue to have an adverse effect on the Company’s business and financial results, including negatively impacting revenues and operating income.

Weak general economic and business conditions subject the Company to risks of declines in advertising revenues.

Despite some signs of recovery, the U. S. economy continues to be in a period of economic uncertainty. Certain aspects of the economy, including real estate, employment and consumer confidence, remain challenging. These economic conditions have had and are expected to continue to have an adverse effect on the Company’s advertising revenues. To the extent these economic conditions continue or worsen, the Company’s business and advertising revenues will be adversely affected, which could negatively impact the Company’s operations and cash flows and the Company’s ability to meet the covenants in its senior secured credit agreement. In addition, seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate. Second- and fourth-quarter advertising revenues are typically higher than first- and third-quarter advertising revenues, reflecting the slower economic activity in the winter and summer and the stronger fourth-quarter holiday season. If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, the Company may not be able to grow or maintain its revenues for the year, which would have an adverse effect on the Company’s business and financial results.

Our quarterly financial results have fluctuated in the past and will fluctuate in the future. As a result, you should not rely upon our past quarterly financial results as indicators of future performance.

Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	the timing of our investments, restructuring plans and capital expenditures;

•	expenses associated with our long-term plans, including our construction of and relocation to a new production facility and offices in Miami;

•	our ability to implement cost controls; and

•	the effect of the overall economy on our revenues, particularly advertising revenues related to employment, real estate and consumer goods.

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

The Company recorded masthead impairment charges of $2.8 million in fiscal 2011, $59.6 million in fiscal 2008 and $3.0 billion of goodwill and masthead impairment charges in fiscal 2007 reflecting the economic downturn and the decline in the price of the Company’s publicly traded common stock. Further erosion of general economic, market or business conditions could have a negative impact on the Company’s business and stock price, which may require the Company to record additional impairment charges in the future.

The Company has $1.6 billion in total consolidated debt, which subjects the Company to significant financial risk.

As of December 25, 2011, the Company had approximately $1.6 billion in total principal indebtedness outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Higher leverage ratios could affect the Company’s future ability to refinance maturing debt or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.

Covenants in the indenture governing the Company’s 11.50% senior secured notes due 2017 (the 2017 Notes) and its senior secured credit facility restrict the Company’s operations in many ways.

The indenture governing the 2017 Notes and the senior secured credit facility contain various covenants that limit, subject to certain exceptions, the Company’s ability and/or its restricted subsidiaries’ ability to, among other things:

•	incur liens or additional debt or provide guarantees;

•	issue redeemable stock and preferred stock;

•	pay dividends or make distributions on capital stock or repurchase capital stock or repurchase outstanding notes or debentures prior to their stated maturity;

•	make loans, investments or acquisitions;

•	enter into agreements that restrict distributions from its subsidiaries;

•	create or permit restrictions on the ability of its subsidiaries to pay dividends or distributions or guarantee debt or create liens;

•	sell assets and capital stock of its subsidiaries;

•	enter into certain transactions with its affiliates; and

•	dissolve, liquidate, consolidate or merge with or into, or sell substantially all its assets to another person.

The restrictions contained in the indenture for the 2017 Notes and the senior secured credit facility could adversely affect the Company’s ability to:

•	finance its operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in its business or the economy in general;

•	engage in business activities, including future opportunities, that may be in its interest; and

•	plan for or react to market conditions or otherwise execute its business strategies.

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

As of December 25, 2011, the Company had approximately $1.6 billion in total principal indebtedness, consisting of $851 million of publicly-traded senior secured notes and unsecured publicly-traded notes maturing in 2014, 2017, 2027 and 2029. The near-term 2014 notes totaled $81.4 million. While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced in the future. Access to the capital markets for longer-term financing may be restricted if disruptions in the capital and credit markets occur again as were experienced during 2008 and 2009.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Newsprint accounted for 10.3% of McClatchy’s operating expenses for fiscal 2011. Accordingly, earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

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

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of December 25, 2011, approximately 6.2% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, with expiration dates through 2014. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

Under the Pension Protection Act, the Company will be required to make greater contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

The adverse conditions in the capital markets in 2008 had a significantly negative impact on the investment funds in the Company’s pension plan, which was partially offset by strong returns in the capital markets since the end of 2008. In May 2011, the Company contributed $163.0 million in cash to the pension plan and in January 2011, McClatchy contributed company-owned real property valued at $49.7 million to its pension plan. However, even with these contributions plan assets fell short of its projected benefit obligations. As a result, the projected benefit obligations of the qualified pension plan exceeded plan assets by $422.5 million as of December 25, 2011. In early 2012, the Company contributed $40.0 million to its qualified defined benefit pension plan, reducing the underfunded obligation from $422.5 million at year-end 2011 to $382.5 million as of January 4, 2012, all other things being equal.

The excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. The Pension Relief Act of 2010 (PRA) provided relief in the funding requirements of the qualified defined benefit pension plan, and the Company has elected an option that allows the funding related to its 2009 and 2011 plan years required contributions to be paid over 15 years. However, even with the relief provided by the PRA, management expects future contributions to be required. In addition, poor capital market performance and/or lower long-term interest rates may result in greater annual contribution requirements.

The Company has invested in certain internet ventures, but such ventures may not be as successful as expected, which could adversely affect the results of operations of the Company.

The Company continues to evaluate its business and make strategic investments in digital ventures, either alone or with partners, to further its growth in its digital businesses. In 2011, McClatchy became a 12.5% owner of ShopCo, LLC, a partnership with several other leading media and publishing companies, which provides its Find n Save shopping portal with significant scale. The Company also has investments in CareerBuilder.com, Cars.com, Apartments.com and HomeFinder.com. There can be no assurances that the Company will receive a return on these investments or partnerships will result in advertising growth or will produce equity income or capital gains in future years.

If the Company is not successful in growing its digital businesses, its business, financial condition and prospects will be adversely affected.

The Company’s future growth depends to a significant degree upon the development of its digital businesses. The growth and success of its digital businesses over the long term depend on various factors, including, among other things, the ability to:

•	continue to increase digital audiences;

•	attract advertisers to its websites;

•	maintain or increase the advertising rates on its websites;

•	exploit new and existing technologies to distinguish its products and services from those of competitors and develop new content, products and services; and

•	invest funds and resources in digital opportunities.

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

These factors could also affect the Company’s newspapers’ ability to institute circulation price increases for print products. A prolonged reduction in circulation would have a material adverse effect on advertising revenues. To maintain the Company’s circulation base, it may be required to incur additional costs that it may not be able to recover through circulation and advertising revenues.

Adverse results from litigation or governmental investigations can impact the Company’s business practices and operating results.

From time to time, the Company and its subsidiaries are parties to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect the Company’s operating results or financial condition as well as its ability to conduct businesses as they are presently being conducted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The corporate headquarters of the Company are located at 2100 “Q” Street, Sacramento, California. At December 25, 2011, the Company had newspaper production facilities in 18 markets in 15 states. The Company’s facilities vary in size and in total occupy about 7.0 million square feet. Approximately 2.5 million of the total square footage is leased from others, while the remaining square footage is property owned by the Company. The Company owns substantially all of its production equipment, although certain office equipment is leased.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: The Company’s Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol—MNI). A small amount of Class A Common Stock is also traded on other exchanges. The Company’s Class B Stock is not publicly traded. The following table lists per share dividends paid on both classes of Common Stock and the high and low prices of the Company’s Class A Common Stock as reported by the NYSE for each fiscal quarter of 2011 and 2010:

	PRICES
	HIGH	LOW	DIVIDENDS
Year Ended December 25, 2011:
First quarter	$5.61	$3.21	$0.00
Second quarter	$3.75	$2.30	$0.00
Third quarter	$2.91	$1.25	$0.00
Fourth quarter	$2.41	$1.05	$0.00

Year Ended December 26, 2010:
First quarter	$6.28	$3.23	$0.00
Second quarter	$7.16	$3.76	$0.00
Third quarter	$4.26	$2.60	$0.00
Fourth quarter	$5.13	$2.63	$0.00

Holders:

The number of record holders of Class A and Class B Common Stock at February 28, 2012 was 5,552 and 20, respectively.

Dividends:

The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition, and other factors considered relevant by the Board. The Company suspended its quarterly dividend after the payment of the first quarter dividend in fiscal 2009. Also, the amount of future dividends is governed by reaching certain leverage levels of earnings before interest, taxes, depreciation and amortization (EBITDA) under its senior secured credit agreement.

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

	12/31/06	12/30/07	12/28/08	12/27/09	12/26/10	12/25/11
The McClatchy Company	100.00	30.20	2.16	11.49	15.55	7.70
S&P Midcap 400	100.00	107.98	68.86	94.60	119.80	117.72
Peer Group	100.00	70.85	15.82	33.31	32.34	27.15

The Company’s current customized peer group includes nine companies that are publicly traded with a majority of their revenues from newspaper publishing. This peer group includes: A H Belo Corp., E W Scripps Company, Gannett Co., Gatehouse Media Inc., Journal Communications Inc., Lee Enterprises Inc., Media General Inc., New York Times Company and Sun-Times Media Group Inc.

ITEM 6.	SELECTED FINANCIAL DATA

See Note 12 to Consolidated Financial Statements included in Item 8 of this Form 10-K for discussion and quantification of the impact of restatement adjustments on the Company’s Statement of Operations Data and Balance Sheet Data as of December 26, 2010, and December 27, 2009, and for the fiscal years then ended, as applicable.

SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	December 25, 2011	December 26, 2010 (1)	December 27, 2009 (1)	December 28, 2008	December 30, 2007 (2)
REVENUES—NET:
Advertising	$956,305	$1,049,964	$1,143,129	$1,568,766	$1,911,722
Circulation	262,335	272,776	278,256	265,584	275,658
Other	51,000	52,492	50,199	66,106	72,983

	1,269,640	1,375,232	1,471,584	1,900,456	2,260,363
OPERATING EXPENSES:
Depreciation and amortization	121,528	133,404	142,889	142,948	148,559
Other operating expenses	943,997	1,002,945	1,130,183	1,536,343	1,685,710
Goodwill and masthead impairment	2,800	—	—	59,563	2,992,046

	1,068,325	1,136,349	1,273,072	1,738,854	4,826,315
OPERATING INCOME (LOSS)	201,315	238,883	198,512	161,602	(2,565,952)
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(165,434)	(177,641)	(127,276)	(157,385)	(197,997)
Interest income	97	550	47	1,429	243
Equity income (loss) in unconsolidated companies—net	27,762	11,752	2,130	(14,021)	(36,899)
Write-down of investments and land	—	(24,447)	(34,172)	(26,462)	(84,568)
Gain (loss) on non-operating items and other—net	(955)	(10,396)	44,320	56,922	1,982

	(138,530)	(200,182)	(114,951)	(139,517)	(317,239)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	62,785	38,701	83,561	22,085	(2,883,191)
INCOME TAX PROVISION (BENEFIT)	8,396	5,601	26,800	19,278	(156,582)

INCOME (LOSS) FROM CONTINUING OPERATIONS	54,389	33,100	56,761	2,807	(2,726,609)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	3,083	(6,174)	(6,758)	(9,404)

NET INCOME (LOSS)	$54,389	$36,183	$50,587	$(3,951)	$(2,736,013)

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income (loss) from continuing operations	$0.64	$0.39	$0.68	$0.03	$(33.26)
Income (loss) from discontinued operations	—	0.04	(0.07)	(0.08)	(0.11)

Net income (loss) per share	$0.64	$0.43	$0.61	$(0.05)	$(33.37)

Diluted:
Income (loss) from continuing operations	$0.63	$0.39	$0.68	$0.03	$(33.26)
Income (loss) from discontinued operations	—	0.04	(0.07)	(0.08)	(0.11)

Net income (loss) per share	$0.63	$0.43	$0.61	$(0.05)	$(33.37)

DIVIDENDS PER COMMON SHARE	$—	$—	$0.09	$0.54	$0.72

CONSOLIDATED BALANCE SHEET DATA:
Total assets	$3,040,059	$3,146,859	$3,299,899	$3,522,206	$4,137,919
Long-term debt	1,577,476	1,703,339	1,896,436	2,037,776	2,471,827
Financing obligations	272,795	—	—	—	—
Stockholders’ equity	175,187	215,752	166,686	52,429	425,540

(1)	Certain amounts in fiscal 2010 and 2009 have been restated as discussed in Note 12 to the Consolidated Financial Statements.
(2)	On March 5, 2007, the company sold the (Minneapolis) Star Tribune newspaper of Minneapolis, MN. Results of the (Minneapolis) Star Tribune and other divested newspapers are included in discontinued operations through 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The McClatchy Company is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets it serves. As the third largest newspaper company in the United States based on daily circulation, McClatchy’s operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. The Company’s largest newspapers include The Miami Herald, The Sacramento Bee, Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer and The News & Observer in Raleigh, N.C.

McClatchy also owns a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job site, CareerBuilder.com, 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental site Apartments.com, and 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com.

The Company’s primary source of revenue is print and digital advertising, which accounted for 75.3% of the Company’s revenue for fiscal 2011. Print and digital advertising revenues are derived from retail, national and classified advertising. Print and preprinted insert advertising are sold in the daily newspaper, but are also sold in direct marketing and other advertising products. All categories of advertising discussed below include both print and digital advertising.

Classified advertising revenues were 26.3% of total advertising revenues in fiscal 2011 compared to 26.7% in fiscal 2010 and 26.9% in fiscal 2009. Revenues from retail advertising carried either as a part of newspapers (run-of-press or ROP advertising), in advertising inserts placed in newspapers (preprint advertising) and/or advertising sold in digital products, was 52.2% of total advertising revenues compared to 52.5% in fiscal 2010 and 53.4% in fiscal 2009. Direct marketing advertising contributed 13.4% of total advertising revenues in 2011 compared to 11.5% in fiscal 2010 and 10.3% in fiscal 2009. National advertising revenues contributed 8.0% of total advertising revenues in fiscal 2011 compared to 9.2% in fiscal 2010 and 9.3% in fiscal 2009.

While included in the revenues described above, most categories of digital advertising are performing better than print advertising. Digital results include both the digital portion of digital sales bundled with print and digital advertising sold on a stand-alone basis. Digital-only advertising revenues have consistently grown faster than digital advertising sold in conjunction with print products and grew 9.1% in fiscal 2011 compared to fiscal 2010.

Circulation revenues increased to 20.7% of the Company’s revenues in fiscal 2011 from 19.8% in fiscal 2010 and 18.9% in fiscal 2009. Most of the Company’s newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See the following “Results of Operations” for a discussion of the Company’s revenue performance and contribution by category for fiscal 2011, 2010 and 2009.

Recent Events and Trends

Advertising Revenues:

Advertising revenues in fiscal 2011 compared to fiscal 2010 decreased as a result of the continuing weak economy and the secular shift in advertising demand from print to digital products. While advertising revenue trends generally improved throughout 2010, they slowed in the first nine months of 2011. In particular, beginning in December 2010, the Company noted a marked decline in national advertising that persisted throughout 2011. However, retail and national advertising began to improve in September 2011 and continued to trend better through the fourth quarter of 2011.

Management believes the advertising declines over the last several years are primarily attributable to the weaknesses in the U.S. economy and the choppiness of the general economic recovery, along with the general shift in advertising to digital media. Despite declines in advertising revenue as a whole, certain advertising revenue categories began to grow in fiscal 2010, including digital and direct marketing advertising, and this trend continued in fiscal 2011. Digital advertising revenues grew 0.3% in fiscal 2011 compared to fiscal 2010. Digital results include both the digital portion of digital sales bundled with print and digital advertising sold on a stand-alone basis. Digital-only advertising revenues have consistently grown faster than digital advertising sold in conjunction with print products and grew 9.1% in fiscal 2011 from fiscal 2010. Direct marketing revenues were up 6.2% in fiscal 2011 compared to fiscal 2010. See the revenue discussions in management’s review of the Company’s “Results of Operations”.

Audience Trends:

Audience trends improved in fiscal 2011 compared to fiscal 2010 and 2009. Daily circulation declined 4.3% in 2011 compared to fiscal 2010, but Sunday circulation grew 0.2%. In 2010, daily circulation volumes had declined 6.9%, and Sunday was down 6.3% compared to fiscal 2009. The Company’s digital traffic continues to grow with daily average local unique visitors to its newspaper websites up 6.1% in fiscal 2011 compared to fiscal 2010.

Contributions to Qualified Defined Benefit Pension Plan:

Contribution of Company-owned real property to pension plan: In January 2011, the Company contributed certain of its real property appraised at $49.7 million to its qualified defined benefit pension plan. The Company is leasing back the property from its pension plan for 10 years at an initial annual rent of approximately $4.0 million. The property is managed by an independent fiduciary and the appraisals and lease payments were determined by that fiduciary. The contribution of real property satisfied virtually all of the Company’s required pension contribution in 2011.

Cash contributions: As discussed below, on May 27, 2011, the Company made a voluntary contribution of $163.0 million to its qualified defined benefit plan from proceeds of the sale of real property in Miami. Also in January 2012, the Company contributed $40.0 million to its qualified defined benefit pension plan, which is expected to fully fund its required contributions in fiscal 2012.

Sale of Real Property in Miami and Subsequent Plans for Relocation:

Sale Transaction: On May 27, 2011, the Company sold 14.0 acres of land in Miami, including the building holding the operations of one of its subsidiaries, The Miami Herald Media Company, and an adjacent parking lot for a purchase price of $236.0 million. Approximately 9.4 acres of the Miami land was previously subject to a contract with another buyer that terminated in the first quarter of fiscal 2011 (see Note 2 to the Consolidated Financial Statements for a greater discussion of the original contract). The Company received cash proceeds of $230.0 million, and an additional $6.0 million is being held in an escrow account payable to McClatchy upon relocation of its Miami operations.

The Miami Herald Media Company will continue to operate from its existing location through May 2013 rent free. Because the Company will not pay rent for the two-year period, the Company is deemed to have continuing involvement in the property. As a result, under generally accepted accounting principles, the sale is treated as a financing transaction. Accordingly, the Company will continue to depreciate the carrying value of the building in its financial statements and no gain or loss has been recognized on the transaction until its operations are moved.

The Company used $163.0 million of the sale proceeds to make a contribution to its qualified defined benefit pension plan and used the remaining portion of the proceeds for general corporate purposes, including the payment of interest and taxes and for debt reduction.

Relocation Plans: On January 24, 2012, the Company entered into a contract to purchase approximately 6.1 acres of land located in Doral, Fla., for approximately $3.1 million. McClatchy intends to build a new production facility on this site for The Miami Herald and El Nuevo Herald newspaper operations. On the same day, the Company entered into an agreement to lease a two-story office building adjacent to the future production facility. The newspapers plan to relocate their operations from their current location to the new site in May 2013.

The lease on the office building is an operating lease with initial annual base lease payments of $1.8 million beginning in May 2013 when the building is expected to be occupied. Total costs related to relocating the newspapers’ operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation and moving expenses, is estimated as follows:

•	Capital expenditures related to the new facilities are estimated to be $32 million.

•	Cash expenses to relocate the Miami newspapers’ operations are expected to be $12 million.

•	In addition, the Company will incur $13 million in accelerated depreciation on existing assets expected to be retired or decommissioned.

•	$6 million of the cash costs will be reimbursed from an escrow account established for this purpose by the purchaser of the existing Miami facilities.

The relocation is expected to be completed in May 2013 and, accordingly, the costs and expenses are expected to be incurred over the next approximately 16 months.

Restructuring Plans and Other Expense Activity:

2009: In March 2009, the Company announced restructuring efforts, which included reducing the Company’s workforce by 15%, or 1,650 positions, the freezing of the Company’s pension plans and a temporary suspension of the Company matching contribution to the 401(k) plan as of March 31, 2009. The Company’s restructuring plan also involved wage reductions across the Company for additional savings. The Company’s chairman and chief executive officer (CEO) declined his 2009 bonus. In addition, effective March 30, 2009, the CEO’s base salary was reduced by 15%, other executive officers’ salaries were reduced by 10%, and no bonuses were paid to any employee in 2009. The Company also reduced the cash compensation, including retainers and meeting fees, paid to its directors by approximately 13%, and the directors declined any stock awards for 2009. The costs related to these plans, including related severance, were largely paid in fiscal 2009.

2011 and 2010: The Company continued to pursue cost savings and efficiencies to match its lower revenues in fiscal 2011 and 2010 through both voluntary and involuntary reductions at specific newspapers. Also, certain of the Company’s newspapers required furloughs (generally one-week furloughs) during fiscal 2011for a majority of full-time employees. The costs related to these reductions, including related severance, were recorded as operating expenses and were largely paid in the years the reductions were implemented.

Newsprint:

Newsprint prices are volatile and are largely dependent on global demand and supply for newsprint. In 2010, supply and demand were largely in balance as the result of higher export demand and reductions in capacity. As a result, producers were able to increase prices in fiscal 2010. In 2011, newsprint supply exceeded demand and, as a result, there were no additional price increases in 2011. Nevertheless, newsprint prices were higher in fiscal 2011 than in 2010 as a result of the price increases during 2010. No price increases have been announced in 2012.

Significant changes in newsprint prices can increase or decrease the Company’s operating expenses and, therefore, directly affect the Company’s operating results. However, because the Company has ownership interests in newsprint producer Ponderay, an increase in newsprint prices, while negatively affecting the

Company’s operating expenses, would increase its share of earnings from this investment. A decline in newsprint prices would have the opposite effect. Ponderay is also impacted by the higher cost of energy and fiber used in the paper-making process. The impact of newsprint price increases on the Company’s financial results is discussed under “Results of Operations” below.

Debt Refinancing and Subsequent Debt Repayments:

February 2010 Refinancing: The Company was a party to a credit agreement, dated as of June 27, 2006 (as amended through May 20, 2009, the “original credit agreement”), which provided for a five-year revolving credit facility and term loans. On January 26, 2010, the Company entered into an amendment and restatement of the original credit agreement that became effective on February 11, 2010 (the Amended and Restated Credit Agreement), immediately prior to the closing of an offering of $875.0 million in aggregate principal amount of senior secured notes described below. The Amended and Restated Credit Agreement required a substantial reduction in bank debt and allowed for the early retirement of other bond debt using the proceeds of the secured notes offering. The Company was in compliance with all covenants of the credit agreement at the time of the refinancing.

In connection with the Amended and Restated Credit Agreement, the Company issued its $875.0 million in aggregate principal amount of its 11.50% Senior Secured Notes due 2017 (the 2017 Notes). In addition, the Company completed tender offers for its 7.125% notes due in 2011 (the 2011 Notes) and 15.75% senior notes due in 2014 (the 2014 Senior Notes), paying $187.3 million in cash for aggregate principal amounts of $148.0 million of 2011 Notes and $23.9 million of 2014 Senior Notes.

December 2010 Amendment: Throughout 2010 the Company paid down the principal amount of its term loans outstanding under the Amended and Restated Credit Agreement using its cash from operations. On December 16, 2010, the Company entered into an amendment of the Amended and Restated Credit Agreement to, among other things, remove certain restrictions on the ability to repurchase its publicly traded bonds, to repay the remaining bank term loans and to reduce the lenders’ revolving loan commitments under the Amended and Restated Credit Agreement.

2011 Activity: On June 1, 2011, the Company retired at maturity $18.1 million of its 2011 Notes. Also, the Company purchased $121.9 million aggregate principal amount of its outstanding debt securities using cash generated by operations and proceeds from asset sales.

See Note 4 to the Consolidated Financial Statements for an expanded discussion of these transactions.

2012 Activity: In February 2012, the Company purchased $30.5 million aggregate principal amount of its outstanding 5.75% notes due in 2017 in privately-negotiated transactions.

Recent Accounting Pronouncements:

See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Critical Accounting Policies

The accompanying discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are amortization and/or impairment of goodwill and other intangibles, pension and post-retirement expenses, insurance reserves, and the Company’s accounting for income taxes. The Company believes the following critical accounting policies, in particular, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Goodwill and Intangible Impairment:

The Company tests for goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators of impairment may include, but are not limited to, changes in business climate such as an economic downturn, significant operating cash flow declines related to its newspapers or a major change in the assessment of future operations of its newspapers, or a sustained decline in the Company’s stock price below the per-share book value of stockholders’ equity. The Company conducted its annual impairment testing at the end of its fiscal years in 2011, 2010 and 2009.

Summary of Approach and Analysis of Impairments—The required two-step approach to test for impairment requires the use of accounting judgments and estimates of future operating results. Because accounting standards require that impairment testing be done at a reporting unit level, the Company performs this testing on its operating segments (which are considered reporting units). An impairment charge generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. In summary the Company conducts its tests and considers the following factors:

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

Fair value calculations by their nature require management to make assumptions about future operating results that can be difficult to predict with certainty. They are influenced by management’s views of future advertising trends in the industry and in the markets in which it operates newspapers. The variability in these trends and the difficulty in projecting advertising growth, in particular, in each newspaper market are impacted by the unprecedented declines in advertising in recent years. The Company implemented restructuring plans which have mitigated the impact of these declines on its cash flows and helped stabilize operations. Based on management’s analysis, at December 25, 2011, the fair values of the Company’s reporting unit that primarily consists of operations in California, the Northwest and Texas exceeded the carrying value by approximately 20% and the operating segment that primarily consists of operations in the Southeast, the Gulf Coast and the Midwest exceeded the carrying value by approximately 10%.

Masthead Considerations:

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. The Company uses a relief from royalty approach that utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. Management’s judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each newspaper in determining the fair value of each newspaper masthead.

The Company performed its annual impairment tests on newspaper mastheads as of December 25, 2011, December 26, 2010, and December 27, 2009. As a result of its testing, the Company recorded a charge of $2.8 million for masthead impairments in fiscal 2011. No impairment charges to the value of mastheads were recorded in 2010 or 2009.

Other Intangible Assets Considerations:

Long-lived assets such as intangible assets are subject to amortization (primarily advertiser and subscriber lists) and are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. No impairment loss was recognized on intangible assets subject to amortization in 2011, 2010 or 2009.

Pension and Post-Retirement Benefits:

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

Current standards of accounting for defined benefit pension plans and post-retirement benefit plans requires recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) the funded status of a post-retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. At December 25, 2011, net retirement obligations in excess of retirement plans’ assets were $530.6 million. This amount included $108.1 million for non-qualified plans that do not have assets. Obligations in excess of plan assets for the Company’s qualified plan netted to a $422.5 million liability at December 25, 2011. At December 26, 2010, net retirement obligations in excess of retirement plans’ assets were $613.3 million. This amount included $134.2 million for non-qualified plans that do not have assets. Obligations in excess of plan assets for the Company’s qualified plan netted to a $479.1 million liability at December 26, 2010.

The Company used discount rates of 5.1% to 5.9% and an assumed long-term return on assets of 8.25% to calculate its retirement expenses in 2011. See Note 6 to the Consolidated Financial Statements for a more in-depth discussion of the Company’s policies in setting its key assumptions related to these obligations.

For fiscal 2011 a change in the weighted average rates would have had the following impact on the Company’s net benefit cost:

•	A decrease of 50 basis points in the long-term rate of return would have increased the Company’s net benefit cost by approximately $6.4 million;

•	A decrease of 25 basis points in the discount rate would have decreased the Company’s net benefit cost by approximately $0.4 million.

Income Taxes:

The Company’s current and deferred income tax provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. These estimates are reviewed and adjusted, if needed, throughout the year. Adjustments between the Company’s estimates and the actual results of filed returns are recorded when identified.

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

Insurance:

The Company is insured for workers’ compensation using both self-insurance and large deductible programs. The Company relies on claims experience in determining an adequate provision for insurance claims.

The Company used a discount rate of 1.4% to calculate workers’ compensation reserves as of December 25, 2011. A decrease of 25 basis points in the discount rate would have had an immaterial effect on total workers’ compensation reserves. A 10% increase in the claims would have increased the total workers’ compensation reserves by approximately $2.0 million.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

The Company reported income from continuing operations in fiscal 2011 of $54.4 million or $0.63 per diluted share compared to income from continuing operations of $33.1 million or 39 cents per diluted share in fiscal 2010. Total net income in fiscal 2010 including discontinued operations was $36.2 million or $0.43 per share. The Company did not have discontinued operations in fiscal 2011.

Revenues:

Revenues in fiscal 2011 were $1.3 billion, down 7.7% from revenues of $1.4 billion in fiscal 2010. Advertising revenues were $1.0 billion in fiscal 2011, down 8.9% from fiscal 2010, and circulation revenues were $262.3 million in fiscal 2011, down 3.8% from fiscal 2010.

The following summarizes the Company’s revenue by category, which compares fiscal 2011 with fiscal 2010 (dollars in thousands):

	December 25, 2011	December 26, 2010	% Change
Advertising:
Retail	$499,250	$550,993	(9.4)
National	76,296	97,068	(21.4)
Classified:
Auto	80,823	83,221	(2.9)
Real estate	44,703	55,468	(19.4)
Employment	51,933	56,032	(7.3)
Other	73,950	85,101	(13.1)

Total classified	251,409	279,822	(10.2)
Direct marketing and other	129,350	122,081	6.0

Total advertising	956,305	1,049,964	(8.9)
Circulation	262,335	272,776	(3.8)
Other	51,000	52,492	(2.8)

Total revenues	$1,269,640	$1,375,232	(7.7)

Advertising revenue is the largest component of the Company’s revenue, accounting for 75.3% and 76.3% of total revenues in 2011 and 2010, respectively. The Company categorizes advertising as follows:

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

Advertising in the newspaper is typically display advertising, or in the case of classified, display and/or liner advertising, while digital advertising is in the form of display, coupon or banner ads, video, search advertising and/or liner ads. Advertising printed directly in the newspaper is considered “run of press” (ROP) advertising while preprint advertising consists of preprinted advertising inserts delivered with the newspaper.

Retail advertising in fiscal 2011 decreased $51.7 million, or 9.4% from fiscal 2010, primarily reflecting the impact of the slow economic recovery and the secular shift to digital advertising which is substantially more competitive. Digital retail advertising in fiscal 2011 increased $2.1 million, or 2.8% from fiscal 2010, driven by banner, coupon and display advertisements, while print ROP advertising in fiscal 2011 decreased $35.4 million, or 14.7% from fiscal 2010. Preprint advertising in fiscal 2011 decreased $18.5 million, or 7.8% from fiscal 2010.

National advertising in fiscal 2011 decreased $20.8 million, or 21.4% from fiscal 2010. The declines in total national advertising were primarily in the telecommunications and national automotive segments. Digital national advertising in fiscal 2011 decreased $4.0 million, or 17.5% from fiscal 2010.

In fiscal 2011 classified advertising decreased $28.4 million, or 10.2% from fiscal 2010. Print classified advertising in fiscal 2011 declined $30.8 million, or 16.4%. Digital classified advertising in fiscal 2011 increased

$2.4 million, or 2.6%, primarily from growth in automotive digital advertising which was offset by declines in other categories. The following is a discussion of the major classified advertising categories:

•

Automotive advertising in fiscal 2011 decreased $2.4 million, or 2.9%, from fiscal 2010. Print automotive advertising in fiscal 2011 declined $7.6 million, or 15.2% from fiscal 2010, while digital automotive advertising in fiscal 2011 grew $5.2 million, or 15.9% from fiscal 2010. The better results in digital advertising, relative to other major categories, reflect the strength of the Company’s Cars.com digital products.

•

Real estate advertising in fiscal 2011 decreased $10.8 million, or 19.4%, from fiscal 2010. The Company continued to be adversely impacted by the real estate downturn. Print real estate advertising declined $10.6 million, or 25.9%, while digital real estate advertising declined $0.2 million, or 1.4% from fiscal 2010.

•

Employment advertising in fiscal 2011 decreased $4.1 million, or 7.3% from fiscal 2010, reflecting a national slowdown in hiring resulting in a decrease in employment advertising. Print employment advertising declined $1.6 million, or 6.2%, while digital employment advertising decreased $2.5 million, or 8.3% from fiscal 2010. The greater decline in digital employment advertising reflects, in part, an increase in customers going directly to the Company’s online employment vertical, CareerBuilder, in fiscal 2011 rather than accessing CareerBuilder through the Company’s newspaper websites. The shift in audience directly to CareerBuilder decreased digital employment revenues by $1.5 million (out of the $2.5 million total decline) in fiscal 2011 compared to fiscal 2010.

•

Other classified advertising, which primarily includes third-party liners, legal and remembrances advertisements, decreased $11.2 million in fiscal 2011, or 13.1% from fiscal 2010. Print other classified declined $11.0 million in fiscal 2011, or 15.6% from fiscal 2010. Digital other classified declined $0.2 million, or 1.3%.

Digital advertising revenue, which is included in each of the advertising categories discussed above, totaled $190.4 million in fiscal 2011, an increase of 0.3% as compared to fiscal 2010. Digital-only advertising revenues, which totaled $92.1 million in fiscal 2011, grew 9.1% from fiscal 2010, while digital advertising revenues sold in conjunction with print products declined 6.8% from fiscal 2010 reflecting fewer print advertising sales.

Direct marketing advertising grew $7.5 million, or 6.2%, in fiscal 2011 from fiscal 2010 largely reflecting growing popularity of the Company’s “Sunday Select” product and other direct marketing products. Sunday Select is a package of preprints delivered to non-newspaper subscribers upon request.

In fiscal 2011, circulation revenues decreased $10.4 million, or 3.8% from fiscal 2010, primarily reflecting lower volumes. Average paid daily circulation declined 4.3% while Sunday grew 0.2% in fiscal 2011. Circulation volume trends improved during 2011 as the Company’s newspapers cycled the circulation initiatives taken in 2009 and, to a lesser degree, in 2010 to both cut expenses and increase prices. The Company expects circulation volumes to remain lower in fiscal 2012 compared to fiscal 2011 reflecting the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses in fiscal 2011 and fiscal 2010 include severance-related restructuring charges and accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. Operating expenses in 2011 also included impairments related to mastheads and certain property, and costs of moving certain operations. The following table summarizes operating expenses, as well as the amount of these items in operating expenses in fiscal 2011 and 2010 (in thousands):

	2011	2010	% Change
Operating expenses	$1,068,325	$1,136,349	(6.0)
Total restructuring and impairment charges	30,444	15,863	91.9
Compensation expense	$457,707	$519,180	(11.8)
Compensation-related restructuring charges (included in total restructuring charges above)	13,853	9,853	40.6

Operating expenses in fiscal 2011 decreased $68.0 million, or 6.0%, from fiscal 2010 as the Company continued to reduce costs to mitigate the impact of revenue declines. Operating expenses in fiscal 2011 included $13.9 million in severance related to the Company’s continued restructuring program, $1.2 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers, $14.5 million in impairment charges and $0.9 million in costs of moving certain operations. Operating expenses in fiscal 2010 included $9.9 million in severance related to the Company’s restructuring plans and $6.0 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers.

Compensation expenses in fiscal 2011 decreased $61.5 million, or 11.8% from fiscal 2010, and included the restructuring charges discussed above, which were greater in fiscal 2011 than in fiscal 2010. The decline in compensation primarily reflected reductions in staffing. On average, staffing was down 11.8% in fiscal 2011 compared to fiscal 2010. Fringe benefit costs in fiscal 2011 were down $26.1 million from fiscal 2010 primarily reflecting lower retirement costs and, to a lesser extent, lower medical costs. See an expanded discussion of retirement costs in Note 6 to the Consolidated Financial Statements.

Newsprint, supplement and printing expense in fiscal 2011 increased 6.8% from fiscal 2010 primarily reflecting higher newsprint prices, which were partially offset by lower newsprint usage. Newsprint expense in fiscal 2011 was up 5.1% while supplement and printing expense increased 12.1% from fiscal 2010 reflecting, in part, the costs of outsourced printing and increased sales of direct marketing products. Depreciation and amortization expenses in fiscal 2011 declined $11.9 million compared to fiscal 2010 and included the impact of lower accelerated depreciation on equipment related to outsourcing in 2011. Depreciation expense was also lower because of lower capital expenditures in recent years and by other assets that became fully depreciated during the year. Other operating costs were down $3.9 million, or 1.1%, in fiscal 2011 compared to fiscal 2010. Other operating expenses in 2011 included a total of $15.4 million of impairment charges and moving costs included in restructuring and impairment charges discussed above. The reduction in other operating expenses in fiscal 2011 primarily reflects Company-wide efforts to reduce costs, including, among others, reductions in energy-related expenses and professional services.

Interest:

Interest expense in fiscal 2011 decreased $12.2 million, or 6.9%, from fiscal 2010. Interest expense on tax reserves declined $7.6 million in fiscal 2011 compared to fiscal 2010 due to the expiration of certain statutes of limitation and the settlement of tax audits that resulted in the reversal of accrued interest. In addition, interest on debt was lower primarily due to lower debt balances in fiscal 2011. In fiscal 2010, interest expense included a $2.1 million write-off of deferred debt financing fees associated with bank term debt repaid during the year that was not associated with amendment of the credit agreement. See Note 5 to the Consolidated Financial Statements for a discussion of the Company’s debt refinancing in 2010.

Equity Income:

Income from unconsolidated investments was $27.8 million in fiscal 2011 compared to income of $11.8 million in fiscal 2010. The Company’s internet-related joint ventures, particularly CareerBuilder and Classified Ventures, reported greater income in fiscal 2011 reflecting growing digital advertising revenues in their respective businesses.

Gain (Loss) on Extinguishment of Debt:

In fiscal 2011, the Company purchased $121.9 million aggregate principal amount of its outstanding debt securities and recorded a loss on debt extinguishment of $1.2 million.

On February 11, 2010, the Company completed a refinancing of substantially all of its debt maturing in 2011 by amending and restating its credit agreement, issuing $875.0 million in principal amount of the 2017 Notes and consummating a tender offer for an aggregate $171.9 million in principal amount of the 2011 Notes and the 2014 Senior Notes. On December 16, 2010, the Company agreed to repay all of its outstanding term debt (totaling $41.0 million) under this facility and lenders agreed to amend the Amended and Restated Credit Agreement to eliminate restrictions on the early retirement of the Company’s existing public bonds. The Company recognized $10.7 million in losses in fiscal 2010 on its debt refinancing and the subsequent amendment to its Credit Agreement.

See Note 4 to the Consolidated Financial Statements for an expanded discussion of these transactions.

Income Taxes:

The effective income tax rate on income from continuing operations in fiscal 2011 was 13.4% compared to 14.5% in fiscal 2010. The Company’s tax provision in fiscal 2011 included a benefit from a favorable settlement of certain state tax issues in the first fiscal quarter of 2011 and expiration of statutes later in 2011. Further, the effective tax rate percentage was affected by the inclusion in pre-tax income of discrete items such as reduction to interest expense from the closure of statutes of limitations and audit settlements, the extinguishment of debt, certain asset disposals, the masthead impairment, and severance for fiscal 2011. Excluding the impact of these items, the net tax provision resulted in a tax rate of 44.0% and exceeded the federal statutory rate of 35.0% due primarily to the inclusion of state income taxes.

The effective tax rate in 2010 also included favorable tax settlements for certain federal and state tax issues, including expiration of the statute of limitations for open tax years for certain states. Further, the effective tax rate percentage was affected by the inclusion in pre-tax income of discrete items such as the extinguishment of debt, the write-down of an asset previously under contract to be sold, and severance for fiscal 2010. The effective tax rate on earnings in fiscal 2010 excluding the impact of these items was approximately 41.6%, and exceeded the federal statutory rate of 35.0% due primarily to the inclusion of state income taxes.

Fiscal 2010 Compared to Fiscal 2009

Changes to Previously Announced Fiscal 2010 and 2009 Annual Results

The fiscal 2010 and 2009 consolidated financial information has been updated within this Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the effects of the restatement as more fully described in Note 12, “Restatement of Consolidated Financial Statements” to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

The Company reported income from continuing operations of $33.1 million in fiscal 2010 and $56.8 million in fiscal 2009, or $0.39 per share and $0.68 per share, respectively. The Company’s total net income in fiscal 2010 was $36.2 million or $0.43 per share including discontinued operations as compared to total net income of $50.1 million or $0.61 per share in fiscal 2009. The declines in net income are primarily as a result of decreased revenues, as described further below.

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

Retail advertising in fiscal 2010 decreased $59.3 million, or 9.7% from fiscal 2009. The declines in retail advertising were across numerous segments, including the furniture and home furnishings segments and department store advertising. Digital retail advertising in fiscal 2010 increased $4.2 million, or 5.9% from fiscal 2009, driven by banner and display advertisements and the impact of the Yahoo alliance, while print ROP advertising in fiscal 2010 decreased $44.5 million, or 15.6% from fiscal 2009. Preprint advertising in fiscal 2010 decreased $19.0 million, or 7.5% from fiscal 2009.

National advertising in fiscal 2010 decreased $9.2 million, or 8.6% from fiscal 2009. The declines in total national advertising were primarily in the telecommunications and national automotive segments. Digital national advertising in fiscal 2010 decreased $0.1 million, or 0.6% from fiscal 2009.

Classified advertising in fiscal 2010 decreased $27.7 million, or 9.0% from fiscal 2009. Print classified advertising in fiscal 2010 declined $28.0 million, or 13.0%. Digital classified advertising in fiscal 2010 increased $0.4 million, or 0.4% from fiscal 2009 as the Company recorded growth in every classified category except digital real estate advertising. The following is a discussion of the major classified advertising categories:

•

Automotive advertising in fiscal 2010 decreased $7.4 million, or 8.2% from fiscal 2009, reflecting lower automotive sales and the consolidation of automotive dealers in early 2010. Print automotive advertising in fiscal 2010 declined $8.4 million, or 14.3% from fiscal 2009, while digital automotive advertising in fiscal 2010 grew $1.0 million, or 3.1% from fiscal 2009. The better results in digital advertising, relative to other major categories, reflect the strength of the Company’s Cars.com digital products.

•

Real estate advertising in fiscal 2010 decreased $15.2 million, or 21.5% from fiscal 2009. The Company continued to be adversely impacted by the real estate downturn. In total, print real estate advertising declined $13.2 million, or 24.4%, while digital real estate advertising declined $2.0 million, or 12.2% from fiscal 2009.

•

Employment advertising in fiscal 2010 decreased $2.9 million, or 5.0%, from fiscal 2009, reflecting a national slowdown in hiring resulting in a decrease in employment advertising. However, employment advertising grew in the second half of 2010. For the full year, print employment advertising declined $3.1 million, or 10.4%, while digital employment advertising increased $0.1 million, or 0.4% from fiscal 2009.

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

In fiscal 2010, circulation revenues decreased $5.5 million, or 2.0% from fiscal 2009 primarily reflecting lower volumes. Average paid daily circulation declined 6.9% and Sunday was down 6.3% in fiscal 2010. Circulation volume trends improved during 2010 as the Company’s newspapers cycled the circulation initiatives taken in 2009 to both cut expenses and increase prices. The Company’s daily circulation volumes remained lower in fiscal 2011 compared to fiscal 2010 reflecting the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses in fiscal 2010 and fiscal 2009 include severance related restructuring charges and accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. The following table summarizes operating expenses, as well as the amount of these items in operating expenses in fiscal 2010 and 2009 (in thousands):

	2010	2009	% Change
Operating expenses	$1,136,349	$1,273,072	(10.7)
Total restructuring charges	15,863	39,139	(59.5)
Compensation expense	$519,180	$582,241	(10.8)
Compensation-related restructuring charges (included in restructuring charges above)	9,853	28,575	(65.5)

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

Compensation expenses in fiscal 2010 decreased $63.1 million, or 10.8%, from fiscal 2009, and included the restructuring charges discussed above, which were greater in fiscal 2009 than in fiscal 2010. The decline in compensation primarily reflected reductions in staffing. On average, staffing was down 13.4% in fiscal 2010 compared to fiscal 2009. Fringe benefit costs in fiscal 2010 were similar to the amount in fiscal 2009 as lower medical costs were offset by higher retirement benefits, primarily accrued 401(k) supplemental contributions (see Note 6 to the Consolidated Financial Statements for an expanded discussion of 401(k) plan benefits).

Newsprint, supplement and printing expense in fiscal 2010 was down 18.3% from fiscal 2009 primarily reflecting declines in newsprint usage, and to a lesser extent, average newsprint prices for the year (owing to lower newsprint prices in the first half of fiscal 2010). Newsprint expense in fiscal 2010 was down 23.6% while supplement expense increased 5.7% from fiscal 2009. Depreciation and amortization expenses in fiscal 2010 declined $9.5 million compared to fiscal 2009 and included the impact of lower accelerated depreciation on equipment related to outsourcing in 2010. Depreciation expense was also lower because of lower capital expenditures in recent years and by other assets that became fully depreciated during the year. Other operating costs were down $33.7 million, or 8.8% from fiscal 2009 reflecting Company-wide efforts to reduce costs, including, among others, reductions in bad debt expense, energy-related expenses and professional services.

Interest:

Interest expense in fiscal 2010 increased $50.4 million, or 39.6% from fiscal 2009 due primarily to higher interest rates on the new secured notes issued in the February 2010 debt refinancing, offset partially by lower debt balances. In addition, interest expense in fiscal 2010 included a $2.1 million write-off of deferred debt financing fees associated with bank term debt repaid during the year that was not associated with amendment of the credit agreement. See Note 4 to the Consolidated Financial Statements for a discussion of the Company’s debt refinancing in 2010.

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

On January 31, 2011, the contract to sell certain land in Miami terminated because the buyer did not consummate the transaction by the closing deadline in the contract. Management evaluated the value of this land on its balance sheet and, as a result of this evaluation, the Company wrote down the value of the land by $24.4 million in the fourth quarter of 2010. The Company wrote down the value of the land by $34.2 million in the fourth quarter of 2009 after extending the deadline on the contract to January 31, 2011, and receipt of an additional $6.0 million nonrefundable deposit from the buyer. This transaction is discussed in greater detail in Note 2 to the Consolidated Financial Statements.

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

On June 26, 2009, the Company completed a private debt exchange offer for all of its outstanding debt securities for a combination of cash and its 2014 Senior Notes. In exchange for the $3.4 million in cash and $24.2 million of 2014 Senior Notes the Company retired $102.8 million of unsecured publicly traded bonds. A total of $23.9 million of 2014 Senior Notes were repurchased in connection with the February 2010 tender offer using the proceeds from the senior secured notes discussed in the “Recent Events and Trends, Debt Refinancing” section above. The Company recorded an after-tax gain of $44.1 million on the transaction in fiscal 2009.

See Note 4 to the Consolidated Financial Statements for an expanded discussion of these transactions.

Income Taxes:

The effective income tax rate on income from continuing operations in fiscal 2010 was 14.5%. The effective tax rate is lower than the statutory federal tax rate due largely to tax settlements for certain federal and state tax issues, including expiration of open tax years for certain states. Further, the effective tax rate percentage was affected by the inclusion in pre-tax income of discrete items such as the extinguishment of debt, the write-down of an asset previously under contract to be sold, and severance for fiscal 2010. The effective tax rate on earnings excluding the impact of these items was approximately 41.6% and is largely reflective of higher effective state tax rates in certain states in which the Company operates.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $86.0 million as of December 25, 2011, compared to $17.5 million at the end of fiscal 2010. The larger cash balance at the end of fiscal 2011 reflects the receipt of dividends totaling $30.3 million after the window closed to repurchase debt in the open market in the fourth quarter of 2011 and management’s decision to maintain greater liquidity as the Company entered 2012.

Operating activities:

The Company used $30.8 million of cash from operations in fiscal 2011 while it generated $227.3 million and $131.6 million of cash from operating activities of continuing operations in fiscal 2010 and 2009, respectively. The decrease in cash from operating activities in fiscal 2011 primarily relates to the use of cash for the following operational purposes:

•	To contribute funds to the Company’s pension plan (see discussion of pension contributions resulting from the Miami property sale below);

•	To pay interest on the Company’s 2017 Notes (The 2017 Notes were issued in February 2010 and only one semi-annual interest payment was due in fiscal 2010);

•	To pay funds for the supplemental contributions accrued throughout 2010 but payable to the Company’s 401(k) plan in fiscal 2011;

•	For 2010 employee bonuses paid in 2011 (no similar payments were made in fiscal 2010); and

•	To pay higher severance costs in 2011 than in fiscal 2010.

The increase in cash from operating activities in fiscal 2010 from fiscal 2009 primarily related to lower expenses as a result of cost restructuring over the past two years.

Pension Contributions: The Company made substantial contributions to its qualified defined benefit pension plan in 2011 to reduce its unfunded plan liability. In January 2011, the Company contributed certain of its real property appraised at $49.7 million to its qualified defined benefit pension plan, which largely satisfied the Company’s required pension contribution for fiscal 2011. On May 27, 2011, the Company voluntarily contributed $163.0 million of cash to its qualified defined benefit pension plan using a portion of its $236.0 million in proceeds from the sale of real property in Miami. See Notes 2 and 6 to the Consolidated Financial Statements for greater discussion of the Company’s contributions.

As of December 25, 2011, the projected benefit obligations of the Company’s qualified pension plan exceeded plan assets by $422.5 million compared to $479.1 million at the end of fiscal 2010. The excess of benefit obligations over pension assets is expected to give rise to an increase in required pension contributions over the next several years. The Pension Relief Act of 2010 (PRA) provides relief in the funding requirements of the qualified defined benefit pension plan, and the Company elected an option that allows the required contributions related to its 2009 and 2011 plan years to be paid over 15 years. Even with the relief provided, however, based on the current funding position of the pension plan, management expects future contributions to be required but also expects contributions in future years to be manageable using the Company’s expected cash from operations.

In January 2012, the Company made a voluntary contribution of $40.0 million to its qualified defined benefit plan to reduce its unfunded plan liability. The Company expects this contribution to satisfy all of its required contributions for fiscal 2012.

While amounts of future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the pension plan and future government regulations, the Company estimates that approximately $77.6 million will be required to be contributed to the qualified defined benefit plan over 2013 and 2014. The timing and amount of these payments reflects actuarial estimates the Company believes to be reasonable but are subject to changes in estimates. Management believes cash from operations will be sufficient to satisfy its contribution requirements.

Relocation Plans: On January 24, 2012, the Company entered into a contract to purchase approximately 6.1 acres of land located in Doral, Fla., for approximately $3.1 million. McClatchy intends to build a new production facility on this site for The Miami Herald and El Nuevo Herald newspaper operations. See Notes 2 and 11 to the Consolidated Financial Statements for background on the sale of property and relocation of the Company’s Miami newspaper operations.

On the same day, the Company entered into an agreement to lease a two-story office building adjacent to the future production facility. The newspapers plan to relocate their operations from their current location to the new site in May 2013. The lease on the office building is an operating lease with initial annual base lease payments of $1.8 million beginning in May 2013 when the building is expected to be occupied. In addition to construction costs discussed below, the company expects to incur up to approximately $12 million in out-of-pocket costs related to moving expenses over the next approximately 16 months. McClatchy expects these costs to be expensed over this period and is entitled to reimbursement of $6 million of its relocation costs from the escrow account created by the purchaser of its existing facilities in Miami.

Investing activities:

The Company generated $6.4 million of cash from investing activities in fiscal 2011. The Company received $31.6 million in dividends from its equity investments; $14.3 million exceeded the cumulative earnings from an investee and was considered a return of investment and therefore treated as an investing activity, while $17.4 million reflected a return on investment and is shown as an operating activity. The Company also received proceeds from the sales of property, plant and equipment (PP&E), and these inflows were partially offset by $17.0 million in purchases of PP&E. Capital expenditures have averaged $15.4 million annually over the last three years and are expected to be about $20.0 million in 2012, exclusive of its project to construct a new production facility in Miami.

As discussed above, McClatchy intends to build a new production facility for The Miami Herald and El Nuevo Herald newspaper operations. Total capital expenditures related to the new facilities are estimated to be approximately $32 million and approximately $23 million is expected to be funded in fiscal 2012. See Notes 2 and 11 to the Consolidated Financial Statements for background on the sale of property and relocation of the Company’s Miami newspaper operations.

The Company generated $17.5 million of cash from investing activities in fiscal 2010. The Company received $24.3 million in dividends from its interest in Classified Ventures and received a $6.0 million deposit on land in Miami which was previously under contract to be sold (See Note 2 to the Consolidated Financial Statements.). The Company also received proceeds from the sales of PP&E, and these inflows were partially offset by the purchase of PP&E.

In 2009, the Company used $0.1 million of cash from investing activities resulting from the receipt of $13.5 million in proceeds from selling various assets, and receipts, net of closing adjustments, related to the sale of its interest in the SP Newsprint Company (sold in 2008). These sources were offset by purchases of PP&E totaling $13.6 million.

Financing activities:

The Company generated $92.9 million from financing activities in fiscal 2011. The Company received $230.0 million in proceeds from the sale of land in Miami and incurred $2.6 million in costs related to the transaction. The amount is recorded as a financing obligation as discussed in Note 2 to the Consolidated Financial Statements. The Company repurchased $121.9 million of aggregate principal amount of notes for $116.9 million in cash in privately negotiated transactions in fiscal 2011 and retired at maturity $18.1 million of 2011 bonds on June 1, 2011. See an expanded discussion of the notes repurchased in 2011 in Note 4 to the Consolidated Financial Statements.

The Company used $231.3 million for financing activities in fiscal 2010. The Company received net proceeds of $864.7 million from the issuance of $875.0 million aggregate principal amount of the 2017 Notes (See discussion of debt refinancing under “Debt and Related Matters” below.). The Company used proceeds from the refinancing and cash from operations and investments to repay $330.7 million in revolving bank debt and $546.8 million in term bank debt under its credit facility. In addition, the Company paid $187.3 million to retire $171.9 million in aggregate principal of notes that would have matured in 2011 and 2014. The Company paid $32.0 million in costs associated with the various refinancing transactions, most of which were recorded as deferred financing charges and the rest recorded as a loss on debt extinguishment.

The Company used $121.9 million to fund financing activities in fiscal 2009. During the second quarter of fiscal 2009, the Company repaid $31.0 million in bonds due on April 15, 2009. The Company also paid an aggregate of $7.1 million in cash ($3.4 million in payments to bondholders) and related expenses and issued $24.2 million in aggregate principal amount of the 2014 Senior Notes, in total consideration to retire $102.8 million in publicly traded debt securities in its June 2009 private exchange offer. (See Note 4 to the Consolidated Financial Statements and the discussion under “Debt and Related Matters” below for more detail on this transaction.)

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

The Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, make pension contributions and fund capital expenditures. Management believes that operating cash flow and liquidity under its credit facilities as described below are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments at least for the next 16 months.

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

February 11, 2010: On January 26, 2010, the Company entered into an amendment and restatement of the original credit agreement that became effective on February 11, 2010 (the Amended and Restated Credit Agreement), immediately prior to the closing of an offering of $875.0 million in aggregate principal amount of the 2017 Notes (as defined below). The Amended and Restated Credit Agreement required a substantial reduction in bank debt and allowed for the early retirement of other bond debt using the proceeds of the secured notes offering. The Company was in compliance with all financial covenants of the original credit agreement at the time of the refinancing.

Upon closing of the refinancing transaction on February 11, 2010, the Amended and Restated Credit Agreement provided for a $262.0 million term loan and a $249.3 million revolving credit facility, including a $100.0 million letter of credit sub-facility and extended the term of certain of the credit commitments to July 1, 2013. (See discussion of the December 16, 2010, amendment below for additional details on the Amended and Restated Credit Agreement.).

In connection with the Amended and Restated Credit Agreement, the Company issued $875.0 million in aggregate principal amount of its 11.5% senior secured notes due February 15, 2017 (the 2017 Notes). The 2017 Notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and will rank equally with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the 2017 Notes are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets. In addition, the Company completed tender offers for its 7.125% notes due in 2011 (2011 Notes) and 15.75% senior notes due 2014 (2014 Senior Notes), paying $187.3 million in cash for $171.9 million of principal amount of 2011 Notes and 2014 Senior Notes.

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

2011 Activity: On June 1, 2011, the Company retired at maturity $18.1 million of its 2011 Notes. Also during 2011, the Company purchased $121.9 million aggregate principal amount of its outstanding debt securities using cash generated by operations and proceeds from asset sales. The Company purchased outstanding principal amount of debt securities as follows: $0.4 million of its 15.75% senior notes due 2014, $87.5 million of 4.625% notes due 2014, $10.0 million of 5.75% notes due 2017 and $24.0 million of its 11.50% secured notes due in 2017.

At December 25, 2011, the Company had no amounts outstanding under its Credit Agreement and had outstanding letters of credit totaling $47.0 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. At December 25, 2011, net of these letters of credit, a total of $78.0 million was available under the Company’s revolving facility under the Credit Agreement.

Debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points. In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). In the case of a LIBOR spread, the Credit Agreement sets a floor on LIBOR for the purposes of interest payments of no less than 300 basis points (except for working capital borrowings, which are not subject to the 300 basis point floor and are limited to $45.0 million and a 30 day term). A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of December 25, 2011, the Company paid interest on borrowings under the Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and pays 50.0 basis points for commitment fees.

The Credit Agreement contains quarterly financial covenants, including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 1.50 to 1.00. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 6.50 to 1.00 from the quarter ending in March 2011 through the quarter ending in December 2011; decreasing to 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012; and decreasing to 6.00 to 1.00 thereafter. Under the Credit Agreement, the Company is required to maintain at least $50.0 million of available liquidity, defined as the sum of cash equivalents plus the amount available under the Company’s revolving facility, as of the last day of each fiscal quarter. The Credit Agreement includes limitations on cash dividends allowed to be paid at certain leverage levels and other covenants, including limitations on additional debt.

At December 25, 2011, the Company’s consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.26 to 1.0, its consolidated leverage ratio (as defined in the Credit Agreement) was 4.57 to 1.0 and its available liquidity was $164.0 million, and the Company was in compliance with all of its financial covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

The Credit agreement also prohibits the payment of a dividend when the consolidated leverage ratio (as defined in the Credit Agreement) is greater than 4.50 to 1.00. Dividends of up to $10 million annually may be paid when leverage is between 4.50 to 1.00 and 4.00 to 1.00 and the amount of dividends allowed increases at lower leverage ratios.

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

2009 Exchange Offer: On June 26, 2009, the Company completed a private debt exchange offer for all of its outstanding debt securities for a combination of cash and its 2014 Senior Notes. The 2014 Senior Notes were senior unsecured obligations and were guaranteed by McClatchy’s existing and future material domestic subsidiaries. The Company exchanged $3.4 million in cash and $24.2 million of 2014 Senior Notes in the exchange offer. In exchange for the cash and 2014 Senior Notes the Company retired the following outstanding principal amount of debt securities maturing in the respective years: $3.8 million in 2011 notes, $11.1 million in 2014 notes, $53.4 million in 2017 notes, $10.8 million in 2027 debentures and $23.8 million in 2029 debentures. The Company recorded a pre-tax gain of approximately $44.1 million on the exchange in 2009. The gain was equal to the carrying amount of the exchanged securities less the total future cash payments of the 2014 Senior Notes, including both payments of interest and principal amount, and related expenses of the exchange. A total of $23.9 million of 2014 Senior Notes were repurchased in connection with the February 2010 tender-offer using the proceeds from the 2017 Notes discussed in “Debt Refinancing” section above, leaving $0.4 million outstanding (which were purchased in February 2011).

Off-Balance-Sheet Arrangements:

As of December 25, 2011, the Company did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

The following table summarizes specific financial obligations under the Company’s contractual obligations and commercial commitments related to continuing operations as of December 25, 2011 (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Included in the Company’s balance sheet:
Long-term debt principal	$1,634,494	$—	$81,438	$—	$1,553,056
Pension obligations (a)	530,553	37,463	103,938	103,722	285,430
Post-retirement obligations (a)	27,474	3,897	6,702	5,508	11,367
Workers’ compensation obligations	20,506	5,051	6,146	3,515	5,794
Other long-term obligations (b)	19,319	3,919	6,245	4,318	4,837
Financing obligations (c)	48,024	4,004	8,008	8,008	28,004
Other obligations:
Purchase obligations (d)	130,289	25,708	32,920	24,425	47,236
Operating leases (e)	86,065	12,484	21,772	14,785	37,024

Total (f)	$2,496,724	$92,526	$267,169	$164,281	$1,972,748

(a)	Retirement obligations do not take into account the tax-deductibility of the payments. The timing of the payments of these obligations reflects actuarial estimates the Company believes to be reasonable. The amounts do not take into consideration the $40.0 million contribution to the Company’s qualified defined benefit plan in January 2012 or its impact on future year contributions.
(b)	Primarily deferred compensation, future lease obligations and indemnification obligations reserves related to disposed newspapers.
(c)	Financing obligations do not include the obligation related to the sale of property in Miami as no cash payment will be made related to this amount. See further discussion in Note 2 to the Consolidated Financial Statements.
(d)	Primarily printing outsource agreements and capital expenditures for property, plant and equipment.
(e)	Excludes payments on leases included in financing obligation above.
(f)	The table excludes unrecognized tax benefits, and related penalties and interest, totaling $50.9 million because a reasonably reliable estimate of the timing of future payments, if any, cannot be determined. It also excludes pre-tax interest on debt that is expected to be approximately $146 million or less annually.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s outstanding debt is composed of fixed-rate bonds and, therefore, are not subject to interest rate fluctuations.

The discount rate used to measure the Company’s obligations under its qualified defined benefit pension plan is generally based upon long-term interest rates on highly-rated corporate bonds. Hence, changes in long-term interest rates may have a significant impact on the funding position of the Company’s qualified defined pension plan. Management estimates that a 1.0% increase in its discount rate could decrease its pension obligations by approximately $200.0 million. A 1% decrease in the Company’s discount rate would have the opposite impact. Based on current interest rates, the amount of contributions due to the plan and the timing of the payments of these obligations are included in the table of contractual obligations above and reflect actuarial estimates the Company believes to be reasonable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheets of The McClatchy Company and subsidiaries (the Company) as of December 25, 2011 and December 26, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2011. We also have audited the Company’s internal control over financial reporting as of December 25, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2011 and December 26, 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the

Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

Sacramento, California

March 2, 2012

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except for per share amounts)

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
REVENUES—NET:
Advertising	$956,305	$1,049,964	$1,143,129
Circulation	262,335	272,776	278,256
Other	51,000	52,492	50,199

	1,269,640	1,375,232	1,471,584
OPERATING EXPENSES:
Compensation	457,707	519,179	582,241
Newsprint, supplements and printing	145,874	136,642	167,164
Depreciation and amortization	121,528	133,404	142,889
Other operating expenses	343,216	347,124	380,778

	1,068,325	1,136,349	1,273,072
OPERATING INCOME	201,315	238,883	198,512
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(165,434)	(177,641)	(127,276)
Interest income	97	550	47
Equity income from unconsolidated companies—net	27,762	11,752	2,130
Write-down of investments and land	—	(24,447)	(34,172)
Gain (loss) on extinguishment of debt	(1,203)	(10,661)	44,117
Other—net	248	265	203

	(138,530)	(200,182)	(114,951)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	62,785	38,701	83,561
INCOME TAX PROVISION	8,396	5,601	26,800

INCOME FROM CONTINUING OPERATIONS	54,389	33,100	56,761
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	3,083	(6,174)

NET INCOME (LOSS)	$54,389	$36,183	$50,587

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income from continuing operations	$0.64	$0.39	$0.68
Income (loss) from discontinued operations	—	0.04	(0.07)

Net income (loss) per share	$0.64	$0.43	$0.61

Diluted:
Income from continuing operations	$0.63	$0.39	$0.68
Income (loss) from discontinued operations	—	0.04	(0.07)

Net income (loss) per share	$0.63	$0.43	$0.61

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	85,211	84,760	83,785
Diluted	86,044	85,539	83,810

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 25, 2011	December 26, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,020	$17,508
Trade receivables, net of allowances of $7,341 in 2011 and $7,836 in 2010	179,046	183,741
Other receivables	10,272	11,809
Newsprint, ink and other inventories	28,842	33,322
Deferred income taxes	16,605	22,762
Income tax receivable	5,158	9,444
Other current assets	19,033	21,701

	344,976	300,287
PROPERTY, PLANT AND EQUIPMENT:
Land	308,489	196,497
Building and improvements	362,091	391,746
Equipment	784,592	797,919
Construction in progress	4,463	3,286

	1,459,635	1,389,448
Less accumulated depreciation	(698,658)	(680,240)

	760,977	709,208
INTANGIBLE ASSETS:
Identifiable intangibles—net	586,160	647,225
Goodwill	1,012,011	1,014,257

	1,598,171	1,661,482
INVESTMENTS AND OTHER ASSETS
Investments in unconsolidated companies	304,893	306,881
Other assets	31,042	169,001

	335,935	475,882

TOTAL ASSETS	$3,040,059	$3,146,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,727	$47,771
Accrued pension liabilities	37,462	7,355
Accrued compensation	42,928	67,478
Income taxes payable	13,063	2,942
Unearned revenue	73,352	75,125
Accrued interest	49,686	51,864
Other accrued liabilities	15,676	31,250

	276,894	283,785
NON-CURRENT LIABILITIES:
Long-term debt	1,577,476	1,703,339
Deferred income taxes	139,296	230,159
Pension and postretirement obligations	516,668	599,904
Financing obligations	272,795	—
Other long-term obligations	81,743	113,920

	2,587,978	2,647,322
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A—authorized 200,000,000 shares, issued 60,865,566 in 2011 and 60,278,448 in 2010	609	603
Class B—authorized 60,000,000 shares, issued 24,800,962 in 2011 and 2010	248	248
Additional paid-in capital	2,219,161	2,212,915
Accumulated deficit	(1,696,032)	(1,750,421)
Treasury stock at cost, 260,170 shares in 2011 and 116,045 in 2010	(1,145)	(532)
Accumulated other comprehensive loss	(347,654)	(247,061)

	175,187	215,752

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,040,059	$3,146,859

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	December 25, 2011	December 26, 2010	December 27, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,389	$36,183	$50,587
Less net income (loss) from discontinued operations	—	3,083	(6,174)

Net income (loss) from continuing operations	54,389	33,100	56,761
Reconciliation to net cash provided by continuing operations:
Depreciation and amortization	121,528	133,404	142,889
Write-down of investments and land	—	24,447	34,172
Contribution to qualified defined benefit pension plan	(163,000)	(8,235)	—
Employee benefit expense	816	5,568	1,659
Stock compensation expense	5,174	4,626	2,971
Deferred income taxes	(18,964)	(26,023)	2,068
Loss (gain) on disposal of equipment (including impairments)	9,397	(254)	(1,485)
Loss (gain) on extinguishment of debt	1,203	10,661	(44,117)
Equity (income) in unconsolidated companies	(27,762)	(11,752)	(995)
Dividends from equity investment	17,375	—	—
Write-off of deferred financing cost	—	2,148	364
Other	5,717	2,896	13,822
Changes in certain assets and liabilities:
Trade receivables	4,695	22,099	37,860
Inventories	4,480	3,052	12,927
Other assets	2,694	(11,299)	(6,110)
Accounts payable	(4,256)	523	(24,594)
Accrued compensation	(24,583)	8,264	1,386
Income taxes	(16,443)	(6,568)	(55,633)
Other liabilities	(3,233)	40,644	(42,348)

Net cash from operating activities of continuing operations	(30,773)	227,301	131,597
Net cash from operating activities of discontinued operations	—	(2,106)	(8,431)

Net cash from operating activities	(30,773)	225,195	123,166
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment and other	9,201	2,952	9,284
Proceeds from sale of investments	2,893	—	4,208
Deposit for land	—	6,000	—
Purchases of property, plant and equipment	(16,984)	(15,628)	(13,574)
Dividends from equity investment	14,250	24,274	—
Equity investments and other	(2,986)	(120)	(23)

Net cash from investing activities	6,374	17,478	(105)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	864,710	—
Repayments of term bank debt	—	(546,800)	(3,200)
Net repayments of revolving bank debt	—	(330,700)	(61,000)
Purchases of privately-placed notes	(447)	(31,929)	—
Extinguishment of public notes and related expenses	(134,555)	(155,410)	(38,082)
Payment of cash dividends	—	—	(14,905)
Payment of financing costs	(2,552)	(31,986)	(5,665)
Proceeds from financing obligation related to Miami transaction	230,000	—	—
Other—principally stock issuances	465	793	950

Net cash from financing activities	92,911	(231,322)	(121,902)

NET CHANGE IN CASH AND CASH EQUIVALENTS	68,512	11,351	1,159
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,508	6,157	4,998

CASH AND CASH EQUIVALENTS, END OF YEAR	$86,020	$17,508	$6,157

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Par Value Class A	Par Value Class B	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCES, DECEMBER 28, 2008	$575	$251	$2,203,776	$(1,829,717)	$(322,312)	$(144)	$52,429
Net income				50,587			50,587
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain					67,539		67,539
Prior service credit					368		368
Other comprehensive loss related to equity investments					(119)		(119)

Other comprehensive income							67,788

Total comprehensive income							118,375
Dividends declared ($.09 per share)				(7,474)			(7,474)
Conversion of 250,000 Class B shares to Class A shares	3	(3)
Issuance of 1,934,656 Class A shares under stock plans	19		940				959
Stock compensation expense			2,971				2,971
Purchase of 32,638 shares of treasury stock						(9)	(9)
Tax impact from stock plans			(565)				(565)

BALANCES, DECEMBER 27, 2009	597	248	2,207,122	(1,786,604)	(254,524)	(153)	166,686
Net income				36,183			36,183
Other comprehensive income (loss), net of tax:
Pension and postretirement plans:
Unamortized gain					8,050		8,050
Prior service cost					(640)		(640)
Other comprehensive gain related to equity investments					53		53

Other comprehensive income							7,463

Total comprehensive income							43,646
Issuance of 573,347 Class A shares under stock plans	6		1,161				1,167
Stock compensation expense			4,626				4,626
Purchase of 78,143 shares of treasury stock						(379)	(379)
Tax impact from stock plans			6				6

BALANCES, DECEMBER 26, 2010	$603	$248	$2,212,915	$(1,750,421)	$(247,061)	$(532)	$215,752
Net income				54,389			54,389
Other comprehensive loss, net of tax:
Pension and postretirement plans:
Unamortized loss					(99,447)		(99,447)
Prior service cost					(640)		(640)
Other comprehensive loss related to equity investments					(506)		(506)

Other comprehensive loss							(100,593)

Total comprehensive loss							(46,204)
Issuance of 587,118 Class A shares under stock plans	6		973				979
Stock compensation expense			5,174				5,174
Purchase of 144,125 shares of treasury stock						(613)	(613)
Tax impact from stock plans			99				99

BALANCES, DECEMBER 25, 2011	$609	$248	$2,219,161	$(1,696,032)	$(347,654)	$(1,145)	$175,187

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (McClatchy or the Company) is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets it serves. As the third largest newspaper company in the United States based on daily circulation, McClatchy’s operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. The Company’s largest newspapers include The Miami Herald, The Sacramento Bee, Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer and The News & Observer in Raleigh, N.C.

McClatchy also owns a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job site, CareerBuilder.com, 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental site Apartments.com, and 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com. McClatchy is listed on the New York Stock Exchange under the symbol MNI.

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

Certain prior year amounts have been reclassified to conform to the current year presentation in the Company’s’ Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

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

Concentrations of credit risks—Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. As of December 25, 2011, the Company had no cash balances at financial institutions in excess of federal insurance limits. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company’s concentration of risk with respect to trade accounts receivable.

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

The Company provides an allowance for doubtful accounts as follows (in thousands):

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Balance at beginning of year	$7,836	$10,298	$15,255
Charged to costs and expenses	8,309	7,479	16,459
Amounts written off	(8,804)	(9,941)	(21,416)

Balance at end of year	$7,341	$7,836	$10,298

Inventories are stated at the lower of cost (based principally on the first-in, first-out method) or current market value.

Property, plant and equipment are stated at cost. Major improvements, as well as interest incurred during construction, are capitalized. Capitalized interest was not material in fiscal 2011, 2010 or 2009. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed generally on a straight-line basis over estimated useful lives of:

5 to 60 years for buildings and improvements

9 to 25 years for presses

2 to 15 years for other equipment

Equity investments in unconsolidated companies—The Company uses the equity method of accounting for its investments in and earnings or losses of companies that it does not control but over which it does exert significant influence. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 2 for discussion of investments in unconsolidated companies.

Segment reporting—The Company’s primary business is the publication of newspapers and related digital and direct marketing products. The Company has two operating segments that it aggregates into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Each segment consists primarily of a group of newspapers reporting to segment managers. One operating segment consists primarily of the Company’s newspaper operations in California, the Northwest and Texas while the other operating segment consists primarily of newspaper operations in the Southeast, the Gulf Coast and the Midwest.

Goodwill and intangible impairment—The Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. The Company performs this testing on operating segments, which are also considered reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of the Company’s reporting units is determined using a discounted cash flow model. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets. The Company’s considers current market capitalization (based upon the recent stock market prices) plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. The Company performed its annual testing at the end of its fiscal year in 2011, 2010 and 2009. No impairment loss was recognized on goodwill in any of these years.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end) or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. The Company uses a relief from royalty approach which utilizes a discounted cash flow model (discussed above) to determine the fair value of each newspaper masthead. The Company performed impairment tests on newspaper mastheads at the end of its fiscal years. As a result of its testing, two of the Company’s newspaper mastheads were measured at fair values totaling $17.8 million at December 25, 2011, and the Company recorded an impairment charge of $2.8 million in fiscal 2011. No impairments were recorded in fiscal 2010 or 2009.

Long-lived assets such as intangible assets are amortized (primarily advertiser and subscriber lists) and are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. No impairment loss was recognized on intangible assets subject to amortization in fiscal years 2011, 2010 and 2009.

Stock-based compensation—Beginning in fiscal 2006, all share-based payments to employees, including grants of employee stock options, stock appreciation rights, restricted stock units and restricted stock under equity incentive plans and purchases under the employee stock purchase plan, are recognized in the financial statements based on their fair values. At December 25, 2011, the Company had five stock-based compensation plans with outstanding balances in four of the plans. See an expanded discussion of the Company’s stock plans in Note 9. Total stock-based compensation expense was $5.2 million, $4.6 million and $3.0 million in fiscal 2011, 2010 and 2009, respectively.

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

Long-term debt. The fair value of long-term debt is determined based on a number of observable inputs including the current market activity of the Company’s publicly-traded notes, trends in investor demand and market values of comparable publicly-traded debt. At December 25, 2011, the estimated fair value of long-term debt was $1.3 billion and the carrying value of long-term debt was $1.6 billion.

Comprehensive income (loss)—The Company records changes in its net assets from non-owner sources in its Consolidated Statement of Stockholders’ Equity. Such changes relate primarily to valuing its pension liabilities, net of tax effects. The following table summarizes the changes in other comprehensive income (loss) (in thousands):

	Changes to Comprehensive Income (Loss)
(in thousands)	Pre-Tax	Tax	After-Tax
Year Ended December 25, 2011:
Pension and post retirement plans:
Unamortized loss	$(165,746)	$66,299	$(99,447)
Prior service cost	(1,066)	426	(640)
Other comprehensive loss related to equity investments	(842)	336	(506)

	$(167,654)	$67,061	$(100,593)

Year Ended December 26, 2010:
Pension and post retirement plans:
Unamortized gain	$13,416	$(5,366)	$8,050
Prior service cost	(1,066)	426	(640)
Other comprehensive gain related to equity investments	88	(35)	53

	$12,438	$(4,975)	$7,463

Year Ended December 27, 2009:
Pension and post retirement plans:
Unamortized gain	$112,565	$(45,026)	$67,539
Prior service credit	613	(245)	368
Other comprehensive loss related to equity investments	(199)	80	(119)

	$112,979	$(45,191)	$67,788

Earnings per share (EPS)—Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options, restricted stock units and restricted stock and are computed using the treasury stock method. The weighted average anti-dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation were 5.8 million in fiscal 2011, 4.3 million in fiscal 2010 and 6.3 million in fiscal 2009.

New accounting pronouncements—In September 2011, the Financial Accounting Standards Board (FASB) issued amended accounting guidance related to goodwill impairment testing. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. The amended guidance is effective for the Company commencing in the first fiscal quarter of 2012. Earlier adoption is permitted. Management does not expect the adoption of the amended guidance to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued amended accounting guidance related to disclosures about an employer’s participation in a multiemployer pension plan. The new guidance requires that employers provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended guidance is effective for the Company on a retrospective basis commencing in the first fiscal quarter of 2012. Earlier adoption is permitted. Management does not expect the adoption of the amended guidance to have a material impact on the Company’s consolidated financial statement disclosures.

In May 2011, the FASB issued a single authoritative guidance on a framework on how to measure fair value and on what disclosures to provide about fair value measurements. The FASB also clarified existing fair value measurement disclosures and made other amendments to current guidance. These amended standards and the adoption of this disclosure-only guidance is effective for the Company’s first fiscal quarter of 2012 and is not expected to have a material impact on the Company’s consolidated financial results.

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in previous guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. This amended guidance is effective for the Company’s first fiscal quarter of 2012 and is not expected to have a material impact on the Company’s consolidated financial results or disclosures.

NOTE 2.	INVESTMENTS IN UNCONSOLIDATED COMPANIES AND MIAMI LAND

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of December 25, 2011, and December 26, 2010, (dollars in thousands):

Company	% Ownership Interest	December 25, 2011	December 26, 2010
CareerBuilder, LLC	15.0	$218,805	$220,777
Classified Ventures, LLC	25.6	66,886	66,976
HomeFinder, LLC	33.3	1,628	3,061
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay Newsprint Company (general partnership)	27.0	11,800	13,320
Other	Various	5,774	2,747

		$304,893	$306,881

The Company uses the equity method of accounting for a majority of investments.

In fiscal 2011 and 2010, Classified Ventures, LLC paid the Company dividends totaling $17.4 million and $24.3 million, respectively. In fiscal 2011 CareerBuilder, LLC paid the Company a dividend of $7.5 million and other unconsolidated companies paid dividends totaling $6.7 million.

In 2010, a less-than-50% owned company identified goodwill impairment at a reporting unit and as a result, the Company recognized $3.0 million as its portion of the charge related to this write-down in fiscal 2010.

The Company is required to purchase 56,800 metric tons of newsprint of annual production from Ponderay Newsprint Company on a “take-if-tendered” basis at prevailing market prices.

The Company recorded its share of the comprehensive losses from The Seattle Times Company (STC) to the extent that it had a carrying value in its investment in STC. The Company’s investment in STC is now zero, and no future income or losses from STC will be recorded until the Company’s carrying value on its balance sheet is restored through future earnings by STC.

The Company also incurred expense related to the purchase of products and services provided by these companies, for the uploading and hosting of online advertising on behalf of the Company’s newspapers’ advertisers.

The following table summarizes expenses incurred for products provided by its less-than 50% owned companies and is recorded in operating expenses in fiscal 2011, 2010 and 2009 (in thousands):

	Career- Builder	Classified Ventures	Ponderay
2011	$1,230	$12,552	$20,414
2010	1,272	11,073	23,048
2009	1,241	10,250	27,413

As of December 25, 2011, and December 26, 2010, the Company had approximately $3.6 million payable to CareerBuilder, LLC and Ponderay Newsprint Company in each year.

The table below presents the summarized financial information for the Company’s investments in unconsolidated companies on a combined basis (dollars in thousands):

	2011	2010
Current assets	$480,050	$473,765
Noncurrent assets	563,286	603,216
Current liabilities	359,891	298,229
Noncurrent liabilities	228,713	280,184
Equity	454,732	498,568

	2011	2010	2009
Net revenues	$1,332,394	$1,195,755	$1,142,551
Operating income	154,257	102,863	67,442
Net income	171,305	95,855	66,524

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

On May 27, 2011, the Company sold 14.0 acres of land in Miami, including the building holding the operations of one of its subsidiaries, The Miami Herald Media Company, and an adjacent parking lot for a purchase price of $236.0 million. Approximately 9.4 acres of the Miami land was previously subject to the original contract, which was terminated as discussed above. The Company received cash proceeds of $230.0 million, and an additional $6.0 million is being held in an escrow account, payable to McClatchy once expenses are incurred related to the relocation of its Miami operations.

Under the sale agreement, The Miami Herald Media Company will continue to operate from its existing location through May 2013 rent free. Because the Company will not pay rent for this period, the Company is deemed to have continuing involvement in the property. As a result, under generally accepted accounting principles, the sale is treated as a financing transaction. Accordingly, the Company will continue to depreciate the carrying value of the building in its financial statements until its operations are moved, and no gain or loss has been recognized on the transaction.

As a result of the accounting treatment described above, the Company has recorded a liability (in financing obligations) equal to the sales proceeds received in the second quarter of 2011 ($230.0 million). The Company is required to impute rent based on market rates. The imputed rent will be reflected as interest expense as required by generally accepted accounting principles until the operations are moved. The Company expects to recognize a gain of approximately $10 million at the time the operations are moved and there is no longer continuing involvement with the Miami property.

See Note 11, “Subsequent Event”, for a discussion of the Company’s plans to relocate its Miami newspaper operations.

NOTE 3.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following (in thousands):

	December 25, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(421,392)	$382,448
Other	31,121	(30,996)	125

Total	$834,961	$(452,388)	382,573

Other intangible assets not subject to amortization:
Newspaper mastheads			203,587

Total			586,160
Goodwill			1,012,011

Total intangible assets and goodwill			$1,598,171

	December 26, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(364,010)	$439,830
Other	31,071	(30,063)	1,008

Total	$834,911	$(394,073)	440,838

Other intangible assets not subject to amortization:
Newspaper mastheads			206,387

Total			647,225
Goodwill			1,014,257

Total intangible assets and goodwill			$1,661,482

Changes in identifiable intangible assets and goodwill in fiscal 2011 and 2010 consisted of the following (in thousands):

	December 26, 2010	Impairment Charges/ Adjustments	Amortization Expense	December 25, 2011
Intangible assets subject to amortization	$834,911	$50	$—	834,961
Accumulated amortization	(394,073)	—	(58,315)	$(452,388)

	440,838	50	(58,315)	382,573
Mastheads and other	206,387	(2,800)	—	203,587
Goodwill (1)	1,014,257	(2,246)	—	1,012,011

Total	$1,661,482	$(4,996)	$(58,315)	$1,598,171

	December 27, 2009	Impairment Charges/ Adjustments	Amortization Expense	December 26, 2010
Intangible assets subject to amortization	$834,906	$5	$—	$834,911
Accumulated amortization	(335,535)	115	(58,653)	(394,073)

	499,371	120	(58,653)	440,838
Mastheads and other	206,387	—	—	206,387
Goodwill (1)	1,006,020	8,237	—	1,014,257

Total	$1,711,778	$8,357	$(58,653)	$1,661,482

(1)

In 2011 the Company identified an error in the timing of the release of certain unrecognized tax benefits obtained in the 2006 acquisition of Knight Ridder. The Company corrected this error by decreasing goodwill by $2.5 million in 2011. In 2010, the Company identified an error related to carryover tax basis associated with investments in certain internet companies obtained in the Company’s 2006 acquisition of Knight Ridder. Research revealed that no tax basis should have been ascribed to these investments. The Company corrected this error by increasing goodwill and decreasing deferred tax assets by $8.2 million in 2010. Management has determined that the impact of these errors is not material to the previously issued consolidated financial statements.

Changes in indefinite lived intangible assets and goodwill as of December 25, 2011, consisted of the following (in thousands):

	Original Gross Amount	Accumulated Impairment	Carrying Amount
Mastheads and other	$683,000	$(479,413)	$203,587
Goodwill	3,587,007	(2,574,996)	1,012,011

Total	$4,270,007	$(3,054,409)	$1,215,598

Amortization expense was $58.3 million, $58.7 million and $59.3 million in fiscal 2011, 2010 and 2009, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year	Amortization Expense
2012	$58,159
2013	57,004
2014	52,524
2015	48,030
2016	47,721

NOTE 4.	LONG-TERM DEBT

As of December 25, 2011, and December 26, 2010, long-term debt consisted of the following (in thousands):

		Carrying Value
	Face Value at December 25, 2011	December 25, 2011	December 26, 2010
Notes:
11.50% senior secured notes due in 2017	$851,000	$843,652	$865,978
15.75% senior notes due in 2014	—	—	552
7.125% notes due in 2011	—	—	18,172
4.625% notes due in 2014	81,438	77,406	157,634
5.750% notes due in 2017	336,638	318,624	324,842
7.150% debentures due in 2027	89,188	82,891	82,495
6.875% debentures due in 2029	276,230	254,903	253,666

Long-term debt	$1,634,494	$1,577,476	$1,703,339

On June 1, 2011, the Company retired at maturity $18.1 million of its 7.125% notes. Also, during 2011 the Company purchased $121.9 million aggregate principal amount of various debt securities in privately negotiated transactions as summarized below (in thousands):

Face Value
11.50% senior secured notes due in 2017	$24,000
15.75% senior notes due in 2014	375
4.625% notes due in 2014	87,500
5.750% notes due in 2017	10,000

Total notes repurchased	$121,875

The Company wrote off discounts related to the bonds it purchased resulting in a loss on the extinguishment of debt of $1.2 million in 2011.

The Company was a party to a credit facility originally entered into on June 27, 2006, as amended, that provided for a $590.0 million five-year revolving credit facility and a $546.8 million five-year Term A loan (original credit agreement or facility). Both the Term A loan and the revolving credit facility under the original credit agreement were due on June 27, 2011, prior to the amendments discussed below. The original credit facility has been amended several times and was amended and restated in connection with a larger refinancing entered into in February 2010 and then further amended in December 2010 as discussed below.

The Company’s outstanding notes are stated net of unamortized discounts (totaling $57.0 million and $71.4 million as of December 25, 2011, and December 26, 2010, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006, acquisition of KRI and the issuance of the 11.50% senior secured notes due in 2017 at an original issue discount.

In accounting for the refinancing discussed below, management analyzed the transactions on an individual lender basis in accordance with relevant accounting guidance as it relates to debt modification or extinguishment. The Company recognized a $10.7 million loss related to the refinancing and subsequent debt payments in fiscal 2010.

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

At December 25, 2011, the Company had no outstanding amounts under its Credit Agreement and had outstanding letters of credit totaling $47.0 million securing estimated obligations arising from workers’ compensation claims and other contingent claims. At December 25, 2011, net of these letters of credit, a total of $78.0 million was available under the Company’s revolving credit facility under the Credit Agreement.

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

A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of December 25, 2011, the Company paid interest on borrowings under the Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and paid 50.0 basis points for commitment fees.

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

The Credit agreement also prohibits the payment of a dividend when the consolidated leverage ratio (as defined in the Credit Agreement) is greater than 4.50 to 1.00. Dividends of up to $10 million annually may be paid when leverage is between 4.50 to 1.00 and 4.00 to 1.00 and the amount of dividends allowed increases at lower leverage ratios.

At December 25, 2011, the Company was in compliance with all its financial debt covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

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

The following table presents the approximate annual maturities of debt as of December 25, 2011, based upon the Company’s required payments, for the next five years and thereafter (in thousands):

Year	Payments
2012	$—
2013
2014	81,438
2015
2016
Thereafter	1,553,056

Debt principal	$1,634,494

NOTE 5.	INCOME TAXES

Income tax provision (benefit) related to continuing operations consist of (in thousands):

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009

Current:
Federal	$28,913	$26,625	$29,505
State	(1,553)	4,999	(4,774)
Deferred:
Federal	(3,316)	(16,672)	2,333
State	(15,648)	(9,351)	(264)

Income tax provision	$8,396	$5,601	$26,800

The effective tax rate for continuing operations and the statutory federal income tax rate are reconciled as follows:

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009

Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3%	0.5%	7.7%
Changes in estimates	0.6%	2.9%	3.7%
Changes in unrecognized tax benefits	(13.6)%	(7.6)%	(11.2)%
Benefit of certain manufacturing deductions	—	—	(3.7)%
Settlements	(10.4)%	(19.5)%	—
Other	1.5%	3.2%	0.6%

Effective tax rate	13.4%	14.5%	32.1%

The components of deferred tax assets and liabilities recorded in the Company’s Consolidated Balance Sheet on December 25, 2011, and December 26, 2010, are (in thousands):

	2011	2010
Deferred tax assets:
Compensation benefits	$228,367	$267,584
State taxes	17,500	26,761
State loss carryovers	10,759	14,714
Other	6,065	7,612

Total deferred tax assets	262,691	316,671
Valuation allowance	(9,514)	(14,714)

Net deferred tax assets	253,177	301,957
Deferred tax liabilities:
Depreciation and amortization	258,957	384,376
Investments in unconsolidated subsidiaries	65,604	72,459
Debt discount	18,114	18,696
Deferred gain on debt	33,193	33,822

Total deferred tax liabilities	375,868	509,353

Net deferred tax liabilities	$122,691	$207,396

The valuation allowance relates to state net operating loss and capital carryovers. It decreased by $5.2 million during 2011and decreased by $0.2 million during 2010.

The Company has varying amounts of net operating loss and capital loss carryovers in several states. The net operating losses expire in various years between 2020 and 2031 if not used. The capital loss carryovers will expire in 2012 if not used prior to that time. The Company has approximately $0.4 million of state tax credit carryovers which do not expire.

As of December 25, 2011, the Company had approximately $50.9 million of long-term liabilities relating to uncertain tax positions consisting of approximately $30.5 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $20.4 million in gross accrued interest and penalties. If recognized, substantially all of the net unrecognized tax benefits would impact the effective tax rate. It is reasonably possible that a reduction of up to $37.9 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the closure of certain audits and the expiration of statutes of limitations. Net accrued interest and penalties at December 25, 2011, December 26, 2010, and December 27, 2009, were approximately $15.5 million, $21.0 million and $17.0 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance at beginning of fiscal year	$51,992	$53,359	$74,414
Increases based on tax positions in prior year	1,409	7,529	2,432
Decreases based on tax positions in prior year	(13,475)	(1,148)	(1,576)
Increases based on tax positions in current year	2,213	1,811	1,512
Settlements	—	(784)	(16,000)
Lapse of statute of limitations	(11,676)	(8,775)	(7,423)

Balance at end of fiscal year	$30,463	$51,992	$53,359

The Company is currently under audit by the following jurisdictions and for the years indicated: Oregon for 2006 through 2008, Florida for 2007 through 2010, Washington, D.C., for 2006, New Jersey for 1997 through 2006 and Illinois for 2006 and 2008 through 2009. Statutes remain open for federal purposes from 2008 through 2011 and for state purposes from 2006 through 2011, with the exception of New Jersey for which statutes remain open from 1997 through 2006.

NOTE 6.	EMPLOYEE BENEFITS

The Company sponsors a qualified defined benefit pension plan, which covers a majority of its employees hired prior to March 2009. Benefits are based on age, years of service and compensation. Contributions to the plan are made by the Company in amounts deemed necessary to provide the required benefits and as required by law. All of the Company’s defined benefit plans were frozen in March 2009.

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

The Company entered into leases for the seven contributed properties for 10 years at an initial annual rent of approximately $4.0 million and expects to continue to use the seven properties in its newspaper operations. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary.

The contribution and leaseback of the properties were treated as a financing transaction and, accordingly, the Company will continue to depreciate the carrying value of the properties in its financial statements, and no gain or loss has been recognized on the contribution. The Company’s pension obligation has been reduced by $49.7 million, and a long-term and short-term financing obligation equaling $45.7 million (in financing obligations) and $4.0 million (in other accrued liabilities), respectively, was recorded on the date of the contribution. The financing obligation is reduced by a portion of lease payments made to the pension plan each month and the balance of this obligation at December 25, 2011, was $48.0 million.

In January 2012 the Company made a $40.0 million contribution to its qualified defined benefit plan to reduce its unfunded plan liability. The Company expects this contribution to satisfy all of its required contributions for fiscal 2012. Currently the Company does not expect to make additional pension plan contributions in fiscal 2012.

The Company made an $8.2 million contribution to its retirement plan in fiscal 2010.

The Company has a limited number of supplemental retirement plans to provide key employees hired prior to March 2009 with additional retirement benefits, which were also frozen on March 31, 2009. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations. The Company paid $7.4 million in fiscal 2011 and $7.5 million in both fiscal 2010 and 2009 for these plans.

The Company provides or subsidizes certain life insurance benefits for employees. In addition the Company had separate deferred compensation plans (401(k) plans) for employees of Knight Ridder, Inc. and The McClatchy Company, which enable qualified employees to voluntarily defer compensation. On March 31, 2009, the Company temporarily suspended its matching contribution to the 401(k) plans. On June 29, 2009, the Knight Ridder 401(k) plan was merged into The McClatchy Company 401(k) Plan (“McClatchy Plan”). The McClatchy Plan, as amended, includes a Company match (once reinstated) and a supplemental contribution that is tied to Company performance (as defined in the plan). See the table below for a summary of expenses related to the Company’s deferred compensation plans.

The elements of retirement costs for continuing operations are as follows (in thousands):

	December 25, 2011	December 26, 2010	December 27, 2009

Pension plans:
Service Cost	$5,600	$5,885	$6,783
Interest Cost	92,961	93,796	95,136
Expected return on plan assets	(104,251)	(96,151)	(99,326)
Prior service cost amortization	14	14	34
Actuarial loss	6,726	2,229	16
Curtailment loss	—	—	(1,900)

Net pension expense	1,050	5,773	743
Net post-retirement benefit (credit) expense	(234)	(205)	916
Deferred compensation plan expense (credit)	(71)	10,790	2,236

Net retirement expenses	$745	$16,358	$3,895

The following tables provide reconciliations of the pension and postretirement benefit plans’ benefit obligations, fair value of assets, funded status and amounts recognized in the Company’s Consolidated Balance Sheet at December 25, 2011, and December 26, 2010 (in thousands):

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,634,124	$1,589,495	$30,585	$34,636
Service cost	5,600	5,885	—	—
Interest cost	92,961	93,796	1,358	1,487
Plan participants’ contributions	—	—	1,044	1,329
Actuarial (gain)/loss	120,283	31,215	(1,796)	(1,985)
Gross benefits paid	(83,660)	(80,625)	(3,717)	(4,882)
Administrative expenses	(5,449)	(5,642)	—	—

Benefit obligation, end of year	$1,763,859	$1,634,124	$27,474	$30,585

Accumulated benefit obligation, end of year	$1,763,859	$1,634,124
Change in Plan Assets
Fair value of plan assets, beginning of year	$1,051,410	$984,868	$—	$—
Actual return on plan assets	50,778	137,181	—	—
Employer contribution	220,227	15,628	2,673	3,553
Plan participants’ contributions	—	—	1,044	1,329
Gross benefits paid	(83,660)	(80,625)	(3,717)	(4,882)
Administrative expenses	(5,449)	(5,642)	—	—

Fair value of plan assets, end of year	$1,233,306	$1,051,410	$—	$—

Funded Status
Fair value of plan assets	$1,233,306	$1,051,410	$—	$—
Benefit obligations	(1,763,859)	(1,634,124)	(27,474)	(30,585)

Funded status and amount recognized, end of year	$(530,553)	$(582,714)	$(27,474)	$(30,585)

Amounts recognized in the statement of financial position consist of:
Current liability	$(37,462)	$(7,355)	$(3,897)	$(4,440)
Noncurrent liability	(493,091)	(575,359)	(23,577)	(26,145)

	$(530,553)	$(582,714)	$(27,474)	$(30,585)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	$585,839	$418,809	$(9,634)	$(8,350)
Prior service cost/(credit)	41	55	(8,618)	(9,697)

	$585,880	$418,864	$(18,252)	$(18,047)

As of December 25, 2011, and December 26, 2010, the measurement dates for the plans, plan assets and related target allocations are as follows (dollars in thousands):

	December 25, 2011	December 26, 2010	2012 Target Allocation
Equity securities	$720,395	$621,842	60%
Debt securities	322,721	217,269	28%
Real estate	77,960	51,679	7%
Commodities	57,721	51,619	5%
Cash equivalents and other	54,509	109,001	NIL

Plan assets	$1,233,306	$1,051,410	100%

The Company’s investment policies are designed to maximize plans’ returns within reasonable and prudent levels of risk, with an investment horizon of greater than 10 years so that interim investment returns and fluctuations are viewed with appropriate perspective. The policy also aims to maintain sufficient liquid assets to provide for the payment of retirement benefits and plan expenses, hence, small portions of the equity and debt investments are held in marketable mutual funds.

The Company’s policy seeks to provide an appropriate level of diversification of assets, as reflected in its target allocations, as well as limits placed on concentrations of equities in specific sectors or industries. It uses a mix of active managers and passive index funds and a mix of separate accounts, mutual funds, common collective trusts and other investment vehicles.

The Company’s assumed long-term return on assets was developed using a weighted average return based upon its portfolio of assets and expected returns for each asset class, taking into account projected inflation, interest rates and market returns. The assumed return was also reviewed in light of historical and recent returns in total and by asset class.

Expected benefit payments to retirees under the Company’s retirement and post-retirement plans over the next 10 years are summarized below (in thousands):

	Retirement Plans (1)	Post-retirement Plans

2012	$85,117	$3,897
2013	87,405	3,502
2014	91,127	3,200
2015	94,893	2,921
2016	98,454	2,587
2017-2021	558,209	8,794

Total	$1,015,205	$24,901

(1)	Largely to be paid from the qualified defined benefit pension plan

The Company’s discount rate was determined by matching a portfolio of long-term, non-callable, high quality bonds to the plans’ projected cash flows.

Weighted average assumptions used for valuing benefit obligations were:

	2011	2010
Discount rate in determining pension benefit obligation	5.32%	5.90%
Discount rate in determining post-retirement obligations	4.26%	4.84%

Weighted average assumptions used in calculating expense:

	2011	2010	2009
Long-term return on assets	8.25%	8.25%	8.25%
Discount rate in determining pension expense	5.90%	6.05%	6.52%
Discount rate in determining post-retirement expense	4.84%	5.09%	6.22%

The following table summarizes data for pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	December 25, 2011	December 26, 2010
Projected benefit and accumulated benefit obligation	$1,763,859	$1,634,124
Fair value of plan assets	1,233,306	1,051,410

For the post-retirement plans, the medical cost trend rates are expected to decline from 8.0% in 2011 to 5.0% by the year 2018. As of December 25, 2011, a 1% increase in the assumed health care cost trend rate would increase the benefit obligation by $1.1 million, and a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $1.0 million. As of December 26, 2010, a 1.0% increase in the assumed health care cost trend rate would increase the benefit obligation by $1.3 million, and a 1.0% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $1.1 million.

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

Level—Inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability, and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability including assumptions regarding risk.

The table below summarizes the plan’s financial instruments for fiscal 2011 that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above (in thousands):

	2011 Plan Assets
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,816	$—	$—	$30,816
Mutual funds	40,861	—	—	40,861
Corporate stock	211	—	—	211
Corporate debt instruments	—	86,776	—	86,776
U.S. Government securities	—	236,063	—	236,063
Common collective trusts	—	764,983	—	764,983
Mortgage and asset backed securities	—	22,265	—	22,265
Real estate	—	—	50,530	50,530
Other	—	14,418	8,899	23,317

Total	$71,888	$1,124,505	$59,429	1,255,822

Pending trades				(22,516)

				$1,233,306

The table below summarizes changes in the fair value of the plan’s Level 3 investment assets held for the year ended December 25, 2011 (in thousands):

	Real Estate	Private Equity	Receivable	Total
Beginning Balance, December 26, 2010	$—	$7,792	$28,936	$36,728
Purchases, issuances, sales, settlements	49,710	—	(28,936)	20,774
Realized gains	3,472			3,472
Transfer in or out of level 3	(3,472)			(3,472)
Unrealized gains	820	1,107	—	1,927

Ending Balance, December 25, 2011	$50,530	$8,899	$—	$59,429

The table below summarizes the plan’s financial instruments for fiscal 2010 that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above (in thousands):

	2010 Plan Assets
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$38,717	$—	$—	$38,717
Mutual funds	32,708	—	—	32,708
Corporate stock	200	—	—	200
Corporate debt instruments	—	70,060	—	70,060
U.S. Government securities	—	171,942	—	171,942
Common collective trusts	—	692,553	—	692,553
Mortgage and asset backed securities	—	17,140	—	17,140
Other	—	9,612	36,728	46,340

Total	$71,625	$961,307	$36,728	1,069,660

Pending trades				(18,250)

				$1,051,410

The table below summarizes changes in the fair value of the plan’s Level 3 investment assets held for the year ended December 26, 2010 (in thousands):

	Commercial Bank Loans	Private Equity	Receivable	Total
Beginning Balance, December 27, 2009	$1,538	$7,904	$32,216	$41,658
Purchases, issuances, sales, settlements	(5,165)	(172)	(3,280)	(8,617)
Unrealized gains	3,627	60	—	3,687

Ending Balance, December 26, 2010	$—	$7,792	$28,936	$36,728

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

Receivable. This asset represented the estimated amount to be received from a redemption request made from an equity investment fund in 2008. In early 2009, the Company became aware of a regulatory action and criminal charges for securities fraud filed against two principals that operated the investment strategy in which the fund was invested. The fund assets are held by a court-appointed receiver. Criminal and civil claims continue against the fund principals. The plan received $37.0 million from the receiver in fiscal 2011 and has recorded no additional receivable as it cannot determine if or when additional funds may be recovered. This asset was included as a Level 3 investment in the 2010 table above.

Real Estate. On January 14, 2011, the Company contributed Company-owned real property from seven locations to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the property, and based on these appraisals the plan recorded the contribution at fair value on January 14, 2011. The properties are leased by the Company for its newspaper operations. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases between the Company and the plan were negotiated with the fiduciary. The property is valued by independent appraisals conducted under the direction of the independent fiduciary.

NOTE 7.	CASH FLOW INFORMATION

Cash paid during the fiscal 2011, 2010 and 2009 for interest and income taxes were (in thousands):

	2011	2010	2009
Interest paid (net of amount capitalized)	$152,543	$123,402	$111,065
Interest paid on tax settlements	122	82	5,466
Income taxes paid (net of refunds)	32,613	37,246	77,481

In January 2011 the Company contributed real property valued at $49.7 million to its defined benefit pension plan and has recorded a financing obligation equal to the same amount for leases entered into with the defined benefit pension plan for its operations. In addition, in 2011 the Company sold property in Miami but retained use of the property rent free through May 2013. As a result the transaction was treated as a financing transaction (see Note 2 for a description of this transaction and the related accounting treatment) and land was transferred to property, plant and equipment (PP&E). These non-cash transactions are summarized below (in thousands):

Financing obligation for contribution of real property to pension plan	$49,710
Reduction of pension obligation	$(49,710)
Non-refundable deposits offset against carrying value of land	$(16,500)
Increase in PP&E for land transferred from other assets	$116,000

There were no non-cash financing activities during fiscal 2010.

During 2009, the Company exchanged senior notes due in July 2014 for outstanding notes due in 2011, 2014, 2017 and 2029. As a result, the Company issued notes and retired notes for amounts summarized below (in thousands):

Issuance of senior notes and future interest in debt exchange	$43,503
Carrying value of unsecured notes exchanged for senior notes in debt exchange	$(89,423)

Net cash from operating activities of discontinued operations are summarized below (in thousands):

	2010	2009
Income (loss) from discontinued operations	$3,083	$(6,174)
Reconciliation to net cash from discontinued operations:
Payment of income taxes related to sale of newspapers	—	(7,260)
Changes in assets and liabilities and other, net	(5,189)	5,003

Net cash from operating activities of discontinued operations	$(2,106)	$(8,431)

The Company had no discontinued operations in fiscal 2011.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

The Company has purchase obligations primarily related to printing outsource agreements and capital expenditures for property, plant and equipment expiring at various dates through 2028, totaling $130.3 million.

Lease commitments—The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through 2028. Total rental expense, included in other operating expenses, from continuing operations amounted to $13.3 million in fiscal 2011, $14.5 million in fiscal 2010 and $15.2 million in fiscal 2009. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses.

The Company has subleased office space to other companies under noncancellable agreements that expire at various dates through 2028. Sublease income from operating leases totaled $4.4 million, $3.0 million and $2.5 million in fiscal 2011, 2010 and fiscal 2009, respectively.

Minimum rental commitments under operating leases with non-cancelable terms in excess of one year and sublease income from leased space are (in thousands):

Year	Lease Obligation	Sublease Income	Net Amount
2012	$12,484	$(3,329)	$9,155
2013	11,572	(2,519)	9,053
2014	10,201	(1,529)	8,672
2015	7,978	(1,197)	6,781
2016	6,807	(747)	6,060
2017	6,520	(298)	6,222
Thereafter	30,503	(442)	30,061

Total	$86,065	$(10,061)	$76,004

Self-Insurance—The Company retains the risk for workers’ compensation resulting from uninsured deductibles per accident or occurrence that are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. For the year ended December 25, 2011, the Company compiled its historical data pertaining to the self-insurance experiences and actuarially developed the ultimate loss associated with its self-insurance programs for workers’ compensation liability. Management believes that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs.

The undiscounted ultimate losses of all the Company’s self-insurance reserves at December 25, 2011, and December 26, 2010, were $20.5 million and $20.4 million, respectively. Based on historical payment patterns, the Company expects payments of undiscounted ultimate losses to be made as follows (in thousands):

Year	Amount
2012	$5,051
2013	3,530
2014	2,616
2015	1,967
2016	1,548
Thereafter	5,794

Total	$20,506

The Company discounts the ultimate losses above to present value using an approximate risk-free rate over the average life of its insurance claims. For the years ended December 25, 2011, and December 26, 2010, the discount rate used was 1.4% and 2.2%, respectively. The present value of all self-insurance reserves for the employee group health claims and workers’ compensation liability recorded at December 25, 2011, and December 26, 2010, was $20.4 million and $19.9 million, respectively.

The Company had letters of credit of $47.0 million outstanding at December 25, 2011, primarily to collateralize its self-insurance obligations.

Other contingent claims- There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. From time to time the Company is involved as a party in various governmental proceedings, including environmental matters. Management believes, after reviewing such actions with counsel, that the expected outcome of pending actions will not have a material effect on the Company’s consolidated financial statements taken as a whole, although no assurances can be given. No material amounts for any losses from litigation which may ultimately occur have been recorded in the consolidated financial statements, as management believes that any such losses are not probable.

The Company has certain indemnifications related to workers’ compensation claims and multi-employer pension plans of disposed newspaper operations. In 2010 the Company reversed a reserve (and recorded income) of $6.5 million related to certain of the indemnification obligations as the related newspapers paid current amounts and showed the ability to continue to meet their obligations to the Company. In 2009, the Company reserved amounts totaling $10.7 million related to these indemnifications. Remaining indemnification obligations related to disposed newspapers are not expected to be material to the Company’s financial position or results of operations.

NOTE 9.	COMMON STOCK AND STOCK PLANS

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

During fiscal 2011 the Company had five stock-based compensation plans, which are described below.

The Company’s Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 4,625,000 shares of Class A Common Stock for issuance to employees. Eligible employees may purchase shares at 85% of “fair market value” (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. In the third quarter of 2011 the Company issued shares from its Amended Employee Stock purchase Plan that exhausted substantially all of the shares reserved under the plan for issuance and the Company suspended the plan at that time.

The Company has two stock option plans which reserved Class A Common shares for issuance to key employees—the 1994 and 1997 plans (Employee Plans). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A Common Stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights, the Company does not intend to avail itself of this alternative for option grants made under these plans. Both of these plans (which had 683,000 outstanding grants at December 25, 2011) have expired and have been replaced by the 2004 stock incentive plan (see the discussion below).

The Company’s amended and restated stock option plan for outside directors (the 2001 Director Plan) provided for the issuance of shares of Class A Common Stock. Generally, under this plan each non-employee director was granted, at the conclusion of each regular annual meeting of stockholders, an option to purchase shares of Class A Common Stock at fair market value on the date of the grant. Terms of the 2001 Director Plan are similar to the terms of the Employee Plans. This plan (which had 157,000 outstanding grants at December 25, 2011) expired and was replaced by the 2004 stock incentive plan (see the discussion below).

The Company has a stock incentive plan (the 2004 plan) that reserves 9,000,000 Class A Common shares for issuance to key employees and outside directors. Terms of the 2004 plan are similar to the former employee and directors’ plans, except that the 2004 plan permits the following type of incentive awards in addition to common stock, stock options and stock appreciation rights: restricted stock, unrestricted stock, stock units and dividend equivalent rights. Beginning in fiscal 2005, the Company awarded stock-settled stock appreciation rights (SARs) in lieu of stock options. The SARs were granted at fair market value, have a 10-year term and generally vest in four equal annual installments beginning on March 1 following the year for which the award was made.

In 2011 and 2010, the Company granted 15,000 and 10,000 shares of Class A Common Stock to each non-employee director at the conclusion of the regular annual meeting of stockholders in each year, respectively, resulting in the issuance of 150,000 shares in 2011 and 110,000 shares in 2010 from the 2004 plan.

The Company granted restricted stock units (RSUs) at fair market value on the date of grant to certain key employees from the 2004 plan as summarized below. The RSUs vest on March 1 two years after the date of grant.

	RSU’s	Weighted Average Price
Granted December 15, 2009	845,000	$3.42
Granted February 23, 2011	740,000	$4.08
Forfeited	(140,000)	$3.70

Outstanding December 25, 2011	1,445,000	$3.73

As of December 25, 2011, there were $1.8 million of unrecognized compensation costs for non-vested RSUs, which are expected to be recognized over 1.06 years.

Outstanding options and SARs are summarized as follows:

	Options/ SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 28, 2008	6,557,350	$30.97	$—
Granted	1,136,000	$3.41
Forfeited	(312,000)	$11.95
Expired	(341,500)	$27.93

Outstanding December 26, 2009	7,039,850	$26.79	$3,086
Granted	10,000	$4.96
Exercised	(119,250)	$1.70
Forfeited	(44,250)	$7.07
Expired	(254,150)	$40.53

Outstanding December 26, 2010	6,632,200	$26.82	$6,060
Granted	1,078,500	$4.08
Exercised	(152,750)	$1.73
Forfeited	(132,250)	$3.99
Expired	(702,450)	$47.86

Outstanding December 25, 2011	6,723,250	$22.01	$874

Vested and Expected to Vest December 25, 2011	6,494,902	$22.65	$848

Options exercisable:
December 27, 2009	2,987,725		$2
December 26, 2010	3,572,450		$869
December 25, 2011	4,082,500		$397

As of December 25, 2011, there were $4.3 million of unrecognized compensation costs related to options and SAR’s granted under the Company’s plans. The cost is expected to be recognized over a weighted average period of 1.8 years.

The following tables summarize information about stock options and SARs outstanding in the stock plans at December 25, 2011:

Range of Exercise Prices	Options/ SARs Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options/ SARs Exercisable	Weighted Average Exercise Price
$1.5 - $3.42	2,361,500	6.94	$2.47	937,750	$2.33
$3.63 - $42.5	2,869,250	6.42	$16.65	1,652,250	$24.47
$47.22 - $73.36	1,492,500	2.29	$63.21	1,492,500	$63.21

$1.5 - $73.36	6,723,250	5.69	$22.01	4,082,500	$33.55

The weighted average remaining contractual life on options exercisable at December 25, 2011, was 4.64 years. The weighted average remaining contractual life of options vested and expected to vest at December 25, 2011, was 5.86 years. The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees. The expected dividend yield is based on historical dividends declared per year, giving consideration for any anticipated change and the estimated stock price over the expected life of the options based on historical experience. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life for shares granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2011	2010	2009
Expected life in years	6.16	6.10	6.06
Dividend yield	NIL	NIL	NIL
Volatility	0.87	0.83	0.82
Risk-free interest rate	2.53%	2.77%	2.72%
Weighted average exercise price of options/SARs granted	$4.08	$4.96	$3.41
Weighted average fair value of options/SARs granted	$3.03	$3.57	$2.43

The Company also offered eligible employees the option to purchase Class A Common Stock under the Purchase Plan through its third fiscal quarter of 2011. The expense associated with the plan was computed using a Black-Scholes option valuation model with similar assumptions to those described for stock options, except that volatility is computed using a one-year look back given the short-term nature of this option. Expense associated with the Purchase Plan is included in the stock-related compensation.

NOTE 10.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company’s business is somewhat seasonal with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the holiday seasons. The first and third quarters are historically the slowest quarters for revenues and profits. The Company’s quarterly results are summarized as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Net revenues	$303,734	$314,250	$300,219	$351,437
Operating income	20,455	45,133	45,443	90,284
Income (loss) from continuing operations	(1,962)	4,947	9,399	42,005
Income (loss) from continuing operations per common share	(0.02)	0.06	0.11	0.49
2010 (1)
Net revenues	$335,565	$342,030	$327,710	$369,927
Operating income	46,591	57,097	50,339	84,856
Income (loss) from continuing operations(1)	(1,958)	7,278	12,081	15,699
Income (loss) from discontinued operations	2,203	—	(161)	(917)
Income (loss) from continuing operations per common share	(0.02)	0.09	0.14	0.19
Loss from discontinued operations per common share	0.05	—	—	(0.01)

(1)	Income from continuing operations in the fourth quarter of 2010 was restated as discussed in Note 12 and is $90,000 lower than previously reported.

NOTE 11.	SUBSEQUENT EVENT

On January 24, 2012, the Company entered into a contract to purchase approximately 6.1 acres of land located in Doral, Fla., for approximately $3.1 million. McClatchy intends to build a new production facility on this site for The Miami Herald and El Nuevo Herald newspaper operations. On the same day, the Company entered into an agreement to lease a two-story office building adjacent to the future production facility. The newspapers plan to relocate their operations from their current location to the new site in May 2013.

The lease on the office building is an operating lease with initial annual base lease payments of $1.8 million beginning in May 2013 when the building is expected to be occupied. Total costs related to relocating the newspapers’ operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation, and moving expenses is estimated to be as follows:

•	Capital expenditures related to the new facilities are estimated to be $32 million.

•	Cash expenses to relocate the Miami newspapers’ operations are expected to be $12 million.

•	In addition, the Company will incur $13 million in accelerated depreciation on existing assets expected to be retired or decommissioned.

•	$6 million of the cash costs will be reimbursed from an escrow account established for this purpose by the purchaser of the existing Miami facilities.

The relocation is expected to be completed in May 2013, and accordingly, the costs and expenses are expected to be incurred over the next approximately 16 months.

NOTE 12.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its historical consolidated financial statements for fiscal 2010 and 2009 for the impact of errors in accounting for the value of the land held for sale in Miami, Florida. Subsequent to the issuance of the Company’s consolidated financial statements for the years ended December 26, 2010, and December 27, 2009, the Company determined that a $6.0 million parking easement asset related to a contract to sell certain land in Miami entered into in 2005 by Knight-Ridder, Inc. (KRI) prior to the Company’s purchase of KRI (the original contract) should have been considered in the carrying value of the land. See Note 2 for an expanded discussion of the original contract.

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

As a result, the Company has corrected in its previously presented consolidated balance sheet as of December 26, 2010, and the consolidated statements of operations and cash flows for the years ended December 26, 2010, and December 27, 2009. Management believes the effects of these errors are not material to its previously issued consolidated financial statements. The impact of the restatements on specific line items in its December 26, 2010, balance sheet, statements of operations and statements of cash flows for the years ended December 26, 2010, and December 27, 2009, are presented below (in thousands, except per share amounts):

	Year Ended Dec. 26, 2010		Year Ended Dec. 27, 2009
	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations Items:
Write down of investments & land	$(24,297)	$(24,447)	$(28,322)	$(34,172)
Income from continuing operations before income tax	38,851	38,701	89,411	83,561
Income tax provision	5,661	5,601	29,147	26,800
Income from continuing operations	33,190	33,100	60,264	56,761
Net Income	$36,273	$36,183	$54,090	$50,587
Income from continuing operations per share—basic	$0.39	$0.39	$0.72	$0.68
Income from continuing operations per share —diluted	$0.39	$0.39	$0.72	$0.68
Net income per share—basic	$0.43	$0.43	$0.65	$0.61
Net income per share—diluted	$0.43	$0.43	$0.65	$0.61

	As of Dec. 26, 2010
	As Previously Reported	Restated
Balance Sheet Items:
Identifiable intangibles—net	$653,225	$647,225
Total intangibles assets	1,667,482	1,661,482
Other assets	152,501	169,001
Total investment and other assets	459,382	475,882
Total assets	3,136,359	3,146,859
Other current accrued liabilities	14,750	31,250
Total current liabilities	267,285	283,785
Deferred income taxes	232,566	230,159
Total non-current liabilities	2,649,729	2,647,322
Accumulated deficit	(1,746,828)	(1,750,421)
Stockholders’ equity	219,345	215,752
Total liability & stockholders’ equity	$3,136,359	$3,146,859

	Year Ended Dec. 26, 2010		Year Ended Dec. 27, 2009
	As Previously Reported	Restated	As Previously Reported	Restated
Statements of Cash Flows Items:
Net income	$36,273	$36,183	$54,090	$50,587
Net income operations	33,190	33,100	60,264	56,761
Write-down of investments and land	24,297	24,447	28,322	34,172
Other current assets	5,201	(11,299)	(6,110)	(6,110)
Other current liabilities	24,144	40,644	(42,348)	(42,348)
Deferred income taxes	$(25,963)	$(26,023)	$4,415	$2,068

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company’s internal control over financial reporting was effective as of December 25, 2011.

The McClatchy Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears on page 39.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions “Nominees for Class A Directors,” “Nominees for Class B Directors” and “Other Executive Officers” under the heading “Election of Directors” in the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

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

Codes of Conduct—The Board of Directors of McClatchy has adopted a Senior Officers Code of Ethics for the Company’s senior financial and accounting officers and the CEO. In addition, the Board has adopted a Code of Business Conduct and Ethics for all officers, directors and employees. The Code of Business Conduct and Ethics and the Senior Officers Code of Ethics are available on the Company’s website at www.mcclatchy.com and are also available in print to any shareholder requesting copies by sending an email to our investor relations department at rkimball@mcclatchy.com. The Company will disclose on its website when there have been any waivers of, or amendments to, the Senior Officers Code of Ethics.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)&(c)	Financial Statements and Financial Statement Schedules filed as a part of this Report are listed in the Index to Financial Statements and Financial Statement Schedules on page 38 hereof.

(b)	Exhibits filed as part of this Report are listed in the Exhibit Index beginning on page 78 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McClatchy Company

By:	/S/ GARY B. PRUITT
Gary B. Pruitt, Chairman, President and Chief Executive Officer

Date March 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/S/ GARY B. PRUITT
Gary B. Pruitt, Chairman of the Board, President, Chief Executive Officer and Director

Date: March 2, 2012

Principal Financial Officer:

By:	/S/ PATRICK J. TALAMANTES
Patrick J. Talamantes, Vice President, Finance and Chief Financial Officer

Date: March 2, 2012

Principal Accounting Officer:

By:	/S/ HAI NGUYEN
Hai Nguyen, Controller

Date: March 2, 2012

Directors:

By:	/S/ ELIZABETH BALLANTINE
Elizabeth Ballantine, Director

Date: March 2, 2012

By:	/S/ LEROY BARNES, JR.
Leroy Barnes, Jr., Director

Date: March 2, 2012

By:	/S/ MOLLY MALONEY EVANGELISTI
Molly Maloney Evangelisti, Director

Date: March 2, 2012

Directors (continued):

By:	/S/ KATHLEEN FOLEY FELDSTEIN
Kathleen Foley Feldstein, Director

Date: March 2, 2012

By:	/S/ BROWN MCCLATCHY MALONEY
Brown McClatchy Maloney, Director

Date: March 2, 2012

By:	/S/ KEVIN S. MCCLATCHY
Kevin S. McClatchy, Director

Date: March 2, 2012

By:	/S/ WILLIAM MCCLATCHY
William McClatchy, Director

Date: March 2, 2012

By:	/S/ THEODORE R. MITCHELL
Theodore R. Mitchell, Director

Date: March 2, 2012

By:	/S/ S. DONLEY RITCHEY
S. Donley Ritchey, Director

Date: March 2, 2012

By:	/S/ FREDERICK R. RUIZ
Frederick R. Ruiz, Director

Date: March 2, 2012

TABLE OF EXHIBITS

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company’s Bylaws as amended and restated effective July 23, 2008, included as Exhibit 3.2 in the Company’s Current Report on Form 8-K filed July 28, 2008.

10.1*	Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on February 17, 2010.

10.2*	Amendment No 1 to the Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on December 20, 2010.

10.3*	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement, included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.4*	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent, included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.5*	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.6*	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.7*	Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on February 9, 2010.

10.8*	Indenture, dated February 11, 2010, among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.1 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

10.9*	Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J.P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

10.10*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 30, 2000.

10.11*	The Company’s Amended and Restated CEO Bonus Plan, included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

Exhibit	Description

**10.12*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.13*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.14*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.15*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.16*	Amended and Restated McClatchy Company Benefit Restoration Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on July 29, 2011.

**10.17*	Amended and Restated McClatchy Company Bonus Recognition Plan included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on July 29, 2011.

**10.18*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.19*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 29, 2008.

**10.20*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company’s 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s Report on Form 10-K for the year ending December 30, 2007.

**10.21*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.22*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005.

**10.23*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2009.

**10.24*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company’s Form 10-K for the year ending December 28, 2003.

**10.25*	Second Amendment to Amended and Restated Employee Agreement for Mr. Pruitt included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.26*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

**10.27*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.28*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007, included as Exhibit 10.16 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.29*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998, included as Exhibit 10.12 to the Company’s Report on Form 10-K for the year ending December 31, 1997.

Exhibit		Description

**10.30*		The Company’s Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company’s Report on Form 10-K for the year ending December 25, 2005.

**10.31*		Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007, included as Exhibit 10.18 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.32*		The Company’s Amended and Restated Employee Stock Purchase Plan, included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

10.33*		Purchase and Sale Agreement Between the Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011, included as Exhibit 10.42 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 26, 2011.

12		Computation of Earnings to Fixed Charges.

21		Subsidiaries of the Company.

23		Consent of Deloitte & Touche LLP.

23.1		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

99.1		Consolidated balance sheets of Classified Ventures, LLC as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, changes in members’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2011 and Report of Independent Auditors as it relates to 2011.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation

101.DEF	***	XBRL Extension Definition

101.LAB	***	XBRL Taxonomy Extension Label

101.PRE	***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors
***	The following materials from The McClatchy Company Report on Form 10-K for the year ended December 25, 2011, are formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Condensed Consolidated Statement of Stockholders’ Equity