Form 10-Q
period 2012-03-25
MCCLATCHY CO
filed 2012-05-04
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 25, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☒  No

As of April 27, 2012, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	60,938,355
Class B Common Stock	24,800,962

THE McCLATCHY COMPANY

Forward-Looking Information:

This report on Form 10-Q contains forward-looking statements regarding the future financial performance and operations of The McClatchy Company (“McClatchy” or the “Company”). These statements represent management’s expectations or beliefs concerning future events and are based upon current expectations and knowledge of factors impacting McClatchy’s business, including, without limitation, McClatchy’s customers and the markets in which McClatchy operates, the Company’s advertising revenues, the effect of the Company’s revenues on the fair value of its reporting units, its newspapers’ audience and circulation volumes, its impairment analyses and management’s evaluation of the factors pertinent thereto, the economy, the Company’s pension plans, including its assumptions regarding return on pension plan assets and assumed discount rates and future contributions to its qualified pension plan, newsprint pricing and other costs, its restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures and completion of construction of its new Miami facilities by May 2013 as required in the sales agreement for its existing Miami facilities, litigation, sufficiency of capital resources, possible acquisitions and investments, and future financial performance. Such statements are subject to risks, trends and uncertainties. Forward-looking statements are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. For all of those statements, McClatchy claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly in the section entitled “Risk Factors” in this quarterly report on Form 10-Q, in the documents which we incorporate by reference and in our other filings with the Securities and Exchange Commission, could affect the future results of McClatchy and could cause those future results to differ materially from those expressed in the Company’s forward-looking statements: McClatchy might not generate sufficient cash from operations, or otherwise, necessary to reduce debt or meet debt covenants as expected; McClatchy may experience decreased circulation and diminished revenues from retail, classified and national advertising; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; increases in the cost of newsprint; bankruptcies or financial strain of its major advertising customers; litigation or any potential litigation; geo-political uncertainties including the risk of war; changes in printing and distribution costs from anticipated levels; changes in interest rates; changes in pension assets and liabilities; increased consolidation among major retailers in its markets or other events depressing the level of or reducing the demand for advertising; its inability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; and other factors, many of which are beyond the Company’s control.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands, except share amounts)

	March 25, 2012	December 25, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,383	$86,020
Trade receivables – (less allowance of $8,416 in 2012 and $7,341 in 2011 )	135,624	179,046
Other receivables	12,026	13,990
Newsprint, ink and other inventories	31,045	28,842
Deferred income taxes	16,605	16,605
Other current assets	21,488	20,473

	241,171	344,976
PROPERTY, PLANT AND EQUIPMENT:
Land	308,471	308,489
Building and improvements	362,126	362,091
Equipment	780,997	784,592
Construction in progress	9,040	4,463

	1,460,634	1,459,635
Less accumulated depreciation	(708,648)	(698,658)

	751,986	760,977
INTANGIBLE ASSETS:
Identifiable intangibles – net	571,874	586,160
Goodwill	1,012,011	1,012,011

	1,583,885	1,598,171
INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	309,981	304,893
Other assets	31,166	31,042

	341,147	335,935

TOTAL ASSETS	$2,918,189	$3,040,059

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued

(In thousands, except share amounts)

	March 25, 2012	December 25, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,532	$44,727
Accrued pension liabilities	7,462	37,462
Accrued compensation	40,423	42,928
Income taxes payable	4,534	13,063
Unearned revenue	77,090	73,352
Accrued interest	17,954	49,686
Other accrued liabilities	15,695	15,676

	204,690	276,894
NON-CURRENT LIABILITIES:
Long-term debt	1,545,481	1,577,476
Deferred income taxes	135,897	139,296
Pension and postretirement obligations	501,690	516,668
Financing obligations	272,846	272,795
Other long-term obligations	83,899	81,743

	2,539,813	2,587,978
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A – authorized 200,000,000 shares, issued 61,638,066 in 2012 and 60,865,566 in 2011	616	609
Class B – authorized 60,000,000 shares, issued 24,800,962 in 2012 and 2011	248	248
Additional paid-in capital	2,219,864	2,219,161
Accumulated deficit	(1,698,119)	(1,696,032)
Treasury stock at cost, 700,840 shares in 2012 and 260,170 shares in 2011	(2,274)	(1,145)
Accumulated other comprehensive loss	(346,649)	(347,654)

	173,686	175,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,918,189	$3,040,059

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 25, 2012	March 27, 2011
REVENUES – NET:
Advertising	$209,764	$225,113
Circulation	66,403	66,167
Other	12,134	12,454

	288,301	303,734
OPERATING EXPENSES:
Compensation	112,649	124,357
Newsprint, supplements and printing expenses	34,339	35,376
Depreciation and amortization	30,741	31,231
Other operating expenses	82,597	92,315

	260,326	283,279
OPERATING INCOME	27,975	20,455
NON-OPERATING (EXPENSES) INCOME:
Interest expense	(42,477)	(40,947)
Interest income	14	21
Gain (loss) on extinguishment of debt	4,433	(1,265)
Equity income in unconsolidated companies, net	6,018	3,172
Other – net	38	66

	(31,974)	(38,953)
LOSS BEFORE INCOME TAX BENEFIT	(3,999)	(18,498)
INCOME TAX BENEFIT	(1,912)	(16,536)

NET LOSS	(2,087)	(1,962)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and post retirement plans:
Unamortized gain/prior service credit	1,590	600
Other comprehensive income (loss) related to investment in unconsolidated companies	(585)	626

OTHER COMPREHENSIVE INCOME	1,005	1,226

TOTAL COMPREHENSIVE LOSS	$(1,082)	$(736)

NET LOSS PER COMMON SHARE:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	85,494	85,036
Diluted	85,494	85,036

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 25, 2012	March 27, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,087)	$(1,962)
Reconciliation to net cash from continuing operations:
Depreciation and amortization	30,741	31,231
Retirement benefit expense	225	2,275
Contribution to qualified defined benefit pension plan	(40,000)	—
Stock-based compensation expense	938	1,618
Equity income in unconsolidated companies	(6,018)	(3,172)
(Gain) loss on extinguishment of debt	(4,433)	1,265
Other	(86)	368
Changes in certain assets and liabilities:
Trade receivables	43,422	46,977
Inventories	(2,203)	1,758
Other assets	(302)	(1,447)
Accounts payable	(3,795)	(13,432)
Accrued compensation	(2,505)	(21,319)
Income taxes	(12,598)	(11,047)
Other liabilities	(25,716)	(24,678)

Net cash from operating activities	(24,417)	8,435
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,955)	(3,094)
Proceeds from sale of equipment and other	447	2,196
Equity investments and other-net	—	26

Net cash from investing activities	(6,508)	(872)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of revolving bank debt	—	7,750
Repurchase of public notes	(29,355)	(28,431)
Other – principally stock transactions	(1,357)	(95)

Net cash from financing activities	(30,712)	(20,776)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(61,637)	(13,213)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	86,020	17,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,383	$4,295

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$8,935	$1,529
Interest (net of capitalized interest)	68,061	69,872
Other non-cash financing activities:
Financing obligation for contribution of real property to pension plan	$—	$49,710
Reduction of pension obligation	—	(49,710)
Non-refundable deposits offset against carrying value of land		(16,500)
Increase in PP&E for land transferred from other assets		116,000

See notes to condensed consolidated financial statements

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011.

Stock-based compensation – All share-based payments to employees, including grants of employee stock options, stock appreciation rights, restricted stock units and restricted stock under equity incentive plans and purchases under the employee stock purchase plan, are recognized in the financial statements based on their fair values. At March 25, 2012, the Company had five stock-based compensation plans. Compensation expense for the plans is summarized below:

For the Three Months Ended
	March 25, 2012	March 27, 2011
Stock-based compensation expense	$0.9 million	$1.6 million

Income taxes – The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Generally accepted accounting principles prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued penalties are recognized as a component of income tax expense.

Fair value of financial instruments – Generally accepted accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value measurements accounting framework establishes a framework for measuring fair value of assets and liabilities. This framework provides a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). For Level 1, inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date.

The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of the end of the period covered by this report. These valuations are considered Level I valuations. However, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at the end of our fiscal 2012 first quarter, and current estimates of fair value may differ significantly from the amounts presented.

The following are methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value.

Long-term debt. The fair value of long-term debt is determined based on a number of observable inputs including the current market activity of the Company’s publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. At March 25, 2012, the estimated fair value of long-term debt was $1.4 billion and the carrying value of long-term debt was $1.5 billion.

Comprehensive income (loss) –The Company records changes in its net assets from non-owner sources in its Consolidated Statement of Stockholders’ Equity. Such changes relate primarily to valuing its pension liabilities, net of tax effects. The following table summarizes the changes in other comprehensive income (loss):

	Changes to Comprehensive Income (Loss)
(in thousands)	Pre-Tax	Tax	After-Tax
Quarter Ended March 25, 2012:
Pension and post retirement plans:
Unamortized gain	$2,925	$(1,170)	$1,755
Prior service cost	(275)	110	(165)
Other comprehensive loss related to equity investments	(976)	391	(585)

	$1,674	$(669)	$1,005

Quarter Ended March 27, 2011:
Pension and post retirement plans:
Unamortized gain	$1,275	$(510)	$765
Prior service cost	(275)	110	(165)
Other comprehensive gain related to equity investments	1,043	(417)	626

	$2,043	$(817)	$1,226

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

For the Three Months Ended
	March 25, 2012	March 27, 2011
Anti-dilutive stock options	7.7 million	8.0 million

New accounting pronouncements–In May 2011, the FASB issued a single authoritative guidance on a framework on how to measure fair value and on what disclosures to provide about fair value measurements. The FASB also clarified existing fair value measurement disclosures and made other amendments to current guidance. These amended standards and the adoption of this disclosure-only guidance was effective for the Company’s first fiscal quarter of 2012 and did not have a material impact on the Company’s consolidated financial results.

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in previous guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. This amended guidance was effective for the Company’s first fiscal quarter of 2012 and did not have a material impact on the Company’s consolidated financial results or disclosures.

NOTE 2.	INVESTMENTS IN UNCONSOLIDATED COMPANIES AND MIAMI LAND

The following is the Company’s ownership interest and investment in unconsolidated companies and joint ventures as of March 25, 2012, and December 25, 2011 (dollars in thousands):

Company	% Ownership Interest	March 25, 2012	December 25, 2011
CareerBuilder, LLC	15.0	$220,283	$218,805
Classified Ventures, LLC	25.6	71,116	66,886
HomeFinder, LLC	33.3	1,434	1,628
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27.0	11,435	11,800
Other	Various	5,713	5,774

		$309,981	$304,893

The Company uses the equity method of accounting for a majority of investments.

During the three months ended March 25, 2012, McClatchy’s proportionate share of net income from certain investees listed in the table above was greater than 20% of McClatchy’s consolidated net income before taxes. Summarized income statement information for these companies for the first three months of 2012 and 2011 follows (in thousands):

	Three Months Ended
	March 25, 2012	March 27, 2011
Revenues	$295,513	$265,046
Operating income	38,023	25,494
Net income	37,536	28,479

On January 31, 2011, the original contract to sell certain land in Miami terminated because the buyer did not consummate the transaction by the closing deadline in the contract. Under the terms of an agreement with the developer, McClatchy is entitled to receive a $7.0 million termination fee and has filed a claim against the developer to secure payment. However, the Company has not recorded any amounts in its financial statements related to this fee pending the resolution of this claim. McClatchy previously received approximately $16.5 million in nonrefundable deposits, which it used to repay debt.

On May 27, 2011, the Company sold 14.0 acres of land in Miami, including the building holding the operations of one of its subsidiaries, The Miami Herald Media Company, and an adjacent parking lot for a purchase price of $236.0 million. Approximately 9.4 acres of the Miami land was previously subject to the original contract, which was terminated as discussed above. The Company received cash proceeds of $230.0 million, and an additional $6.0 million was held in an escrow account, payable to McClatchy once expenses are incurred related to the relocation of its Miami operations. The $6.0 million was released from escrow and received by McClatchy in April 2012 for payment of costs associated with the relocation of the Miami operations.

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

As a result of the accounting treatment described above, the Company has recorded a liability (in financing obligations) equal to the sales proceeds received in the second quarter of 2011 ($230.0 million). The Company is required to impute rent based on market rates. The imputed rent will be reflected as interest expense as required by generally accepted accounting principles until the operations are moved. The Company expects to recognize a gain of approximately $10 million at the time the operations are moved because there will no longer be a continuing involvement with the Miami property.

In the first quarter of 2012 the Company purchased approximately 6.1 acres of land located in Doral, Fla., for approximately $3.1 million. McClatchy is building a new production facility on this site for its Miami newspapers operations. In January 2012 the Company entered into an agreement to lease a two-story office building adjacent to the future production facility. The newspapers plan to relocate their operations from their current location to the new site in May 2013.

The lease on the office building is an operating lease with initial annual base lease payments of $1.8 million beginning in May 2013 when the building is expected to be occupied. Total costs related to relocating the newspapers’ operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation and moving expenses, is estimated to be as follows:

•	Cash outlay for capital expenditures related to the new facilities are estimated to be $32 million. The Company began incurring these costs in the first quarter of 2012.

•	Cash expenses to relocate the Miami newspapers’ operations are expected to be $11 million.

•	Accelerated depreciation of $13 million is expected to be incurred on existing assets expected to be retired or decommissioned in connection with the relocation.

•	Cash costs of $6 million in connection with the relocation were reimbursed in April 2012 from an escrow account established for this purpose by the purchaser of the existing Miami facilities.

The relocation is expected to be completed in May 2013, and accordingly, the costs and expenses are expected to be incurred through the third quarter of 2013.

NOTE 3.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following (in thousands):

	March 25, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(435,669)	$368,171
Other	31,121	(31,005)	116

Total	$834,961	$(466,674)	368,287

Other intangible assets not subject to amortization:
Newspaper mastheads			203,587

Total			571,874
Goodwill			1,012,011

Total intangible assets and goodwill			$1,583,885

	December 25, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(421,392)	$382,448
Other	31,121	(30,996)	125

Total	$834,961	$(452,388)	382,573

Other intangible assets not subject to amortization:
Newspaper mastheads			203,587

Total			586,160
Goodwill			1,012,011

Total intangible assets and goodwill			$1,598,171

Changes in indefinite lived intangible assets and goodwill as of March 25, 2012, consisted of the following (in thousands):

	Original Gross Amount	Accumulated Impairment	Carrying Amount
Mastheads	$683,000	$(479,413)	$203,587
Goodwill	3,587,007	(2,574,996)	1,012,011

Total	$4,270,007	$(3,054,409)	$1,215,598

Amortization expense with respect to intangible assets is summarized below:

For the Three Months Ended
	March 25, 2012	March 27, 2011
Amortization expense	$14.3 million	$15.2 million

The estimated remaining amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year	Amortization Expense
2012 (remainder)	$43,873
2013	57,004
2014	52,524
2015	48,030
2016	47,721

NOTE 4.	LONG-TERM DEBT

As of March 25, 2012, and December 25, 2011, the Company’s long-term debt consisted of the following (in thousands):

		Carrying Value
	Face Value at March 25, 2012	March 25, 2012	December 25, 2011
Notes:
11.50% senior secured notes due in 2017	$846,000	$839,049	$843,652
4.625% notes due in 2014	81,438	77,760	77,406
5.750% notes due in 2017	306,138	290,473	318,624
7.150% debentures due in 2027	89,188	82,989	82,891
6.875% debentures due in 2029	276,230	255,210	254,903

Long-term debt	$1,598,994	$1,545,481	$1,577,476

During the three months ended March 25, 2012, the Company repurchased $35.5 million of notes in privately negotiated transactions, as follows (in thousands):

Face Value
11.50% senior secured notes due in 2017	$5,000
5.750% notes due in 2017	30,500

Total notes repurchased	$35,500

The Company repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes it purchased resulting in a net gain on the extinguishment of debt of $4.4 million for the three months ended March 25, 2012.

The Company’s outstanding notes are stated net of unamortized discounts (totaling $53.5 million and $57.0 million as of March 25, 2012, and December 25, 2011, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006, acquisition of Knight Ridder, Inc. and the issuance of the 11.50% senior secured notes due in 2017 at an original issue discount.

Debt Refinancing:

On January 26, 2010, the Company entered into an amendment and restatement of its credit agreement that became effective on February 11, 2010, immediately prior to the closing of an offering of $875.0 million of senior secured notes, referred to as the 2017 Notes, as described below. The Amended and Restated Credit Agreement required a substantial reduction in bank debt and allowed for the early retirement of other bond debt using the proceeds of the secured notes offering. The Company was in compliance with all financial covenants of the credit agreement at the time of the refinancing.

In connection with the Amended and Restated Credit Agreement, the Company issued new 11.50% senior secured notes due February 15, 2017, totaling $875.0 million (the 2017 Notes). The 2017 Notes are secured by a first-priority lien on certain of McClatchy’s and the subsidiary guarantors’ assets and rank equally with liens granted under McClatchy’s Amended and Restated Credit Agreement. The assets securing the debt are unchanged from the original credit agreement and include intangible assets, inventory, receivables and certain other assets.

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

At March 25, 2012, the Company had no outstanding amounts drawn under its Credit Agreement and had outstanding letters of credit under the Credit Agreement totaling $46.0 million securing estimated obligations arising from workers’ compensation claims and other contingent claims. At March 25, 2012, net of these letters of credit, a total of $79.0 million was available under the Company’s revolving credit facility under the Credit Agreement.

Debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points. In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). In the case of a LIBOR spread, the Credit Agreement sets a floor on LIBOR for the purposes of interest payments of no less than 300 basis points (except for working capital borrowings, which are not subject to the 300 basis point floor and are limited to $45.0 million and a 30 day term). A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of March 25, 2012, the Company paid interest on borrowings under the Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and paid 50.0 basis points for commitment fees.

The Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 1.50 to 1.00. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012, decreasing to 6.00 to 1.00 thereafter. Under the Credit Agreement, the Company is required to maintain at least $50.0 million of available liquidity, defined as the sum of cash equivalents plus the amount available under the Company’s revolving facility, as of the last day of each fiscal quarter. The Credit Agreement includes limitations on additional debt.

The Credit agreement also prohibits the payment of a dividend when the consolidated leverage ratio (as defined in the Credit Agreement) is greater than 4.50 to 1.00. Dividends of up to $10 million annually may be paid when leverage is between 4.50 to 1.00 and 4.00 to 1.00 and the amount of dividends allowed increases at lower leverage ratios.

At March 25, 2012, the Company was in compliance with all its financial debt covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

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

The following table presents the approximate annual maturities of debt as of March 25, 2012, based upon the Company’s required payments for the next five years and thereafter (in thousands):

Year	Payments
2012	$—
2013	—
2014	81,438
2015	—
2016	—
Thereafter	1,517,556

Debt principal	$1,598,994

NOTE 5.	EMPLOYEE BENEFITS

Contribution of Cash and Real Property to Qualified Defined Benefit Plan: In January 2012, the Company contributed $40.0 million in cash to its qualified defined benefit pension plan. In January 2011, the Company contributed Company-owned real property from seven locations to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the property, and based on these appraisals the plan recorded the contribution (the fair value of the property) at $49.7 million.

The Company entered into leases for the seven contributed properties for 10 years and expects to continue to use the seven properties in its newspaper operations. The properties are managed on behalf of the pension plan by an independent fiduciary.

The contribution and leaseback of the properties were treated as a financing transaction and, accordingly, the Company will continue to depreciate the carrying value of the properties in its financial statements, and no gain or loss has been recognized on the contribution. The Company’s pension obligation has been reduced by $49.7 million, and a long-term and short-term financing obligation was recorded on the date of the contribution. The financing obligation is reduced by a portion of lease payments made to the pension plan each month and the balance of this obligation at March 25, 2012, was $47.6 million.

The Company does not currently intend to make any additional contributions to its qualified defined pension plan during fiscal 2012.

Retirement Plans Expenses: The Company’s defined benefit plans were frozen in March 2009. The Company sponsors a defined benefit pension plan (retirement plan), which covers a majority of its employees hired prior to March 31, 2009. Benefits are based on age, years of service and compensation.

The Company also has a limited number of supplemental retirement plans to provide key employees hired prior to March 31, 2009, with additional retirement benefits. These plans are funded on a pay-as-you-go basis, and the accrued pension obligation is largely included in other long-term obligations.

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

The elements of retirement expense for continuing operations are as follows (in thousands):

	Three Months Ended
	March 25, 2012	March 27, 2011
Service cost	$1,375	$1,400
Interest cost	22,900	23,550
Expected return on plan assets	(26,975)	(24,025)
Actuarial loss	3,075	1,400

Net pension expense	375	2,325
Net post-retirement benefit	(150)	(50)

Total retirement expenses-net	$225	$2,275

NOTE 6.	COMMITMENTS AND CONTINGENCIES

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

The Company has certain indemnification obligations related to workers’ compensation claims and multiemployer pension plans of disposed newspaper operations. Management believes the remaining obligations related to disposed newspapers are not expected to be material to the Company’s financial position or results of operations.

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

McClatchy announced on March 21, 2012 that its Chairman, President and Chief Executive Officer, Gary Pruitt, is stepping down effective May 16, 2012, to serve as President and Chief Executive Officer of The Associated Press. McClatchy’s long-time Chief Financial Officer, Pat Talamantes, will become the Company’s President and Chief Executive Officer upon Mr. Pruitt’s departure. Kevin McClatchy, a member of McClatchy’s board of directors since 1998, will replace Mr. Pruitt as Chairman of the Board.

The Company’s primary source of revenue is print and digital advertising, which accounted for 72.8% of the Company’s revenue for the first quarter of 2012. All categories of advertising discussed below include both print and digital advertising. Classified advertising as a percentage of total advertising revenues were 28.3% in the first quarter of 2012. Revenues from retail advertising carried as a part of newspapers (run of press or ROP advertising), advertising inserts placed in newspapers (preprint advertising) and/or advertising sold digitally were 51.1% of total advertising revenue in the first quarter of 2012. National advertising was 7.2% of total advertising revenue in the first quarter of 2012. Direct marketing largely made up the remaining 13.4% of the Company’s advertising revenues in the first quarter of 2012 and has been growing as a percent of advertising revenues since early 2010.

Circulation revenues contributed 23.0% of the Company’s revenues in the first quarter of 2012 compared to 21.8% in the first quarter of 2011. Most of the Company’s newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See “Results of Operations” for a discussion of the Company’s revenue performance and contribution by category for the three months ended March 25, 2012, and March 27, 2011.

Recent Events and Trends

Advertising Revenues:

Advertising revenues in the first quarter of 2012 compared to the first quarter of 2011 decreased as a result of the continuing weak economy and the secular shift in advertising demand from print to digital products. Still, the declines in the first quarter of 2012 were smaller than the year-over-year declines experienced in the first quarter of 2011 and full-year 2011 compared to previous corresponding periods.

Despite declines in advertising revenue as a whole, certain advertising revenue categories grew in the first quarter of 2012, including digital and direct marketing advertising. Digital advertising grew 2.7% in the first three months of 2012 compared to the first three months of 2011. Digital results include both digital sales bundled with print and digital advertising sold on a stand-alone basis. Digital-only advertising revenues have consistently grown faster than digital advertising sold in conjunction with print products and grew 14.0% from the three-month period in 2011. Direct marketing revenues were up 1.5% compared to the three-month period in 2011. See the revenue discussions in management’s review of the Company’s “Results of Operations.”

Sale of Real Property in Miami and Subsequent Plans for Relocation:

Sale Transaction: On May 27, 2011, the Company sold 14.0 acres of land in Miami, including the building holding the operations of one of its subsidiaries, The Miami Herald Media Company, and an adjacent parking lot for a purchase price of $236.0 million. Approximately 9.4 acres of the Miami land was previously subject to a contract with another buyer that terminated in the first quarter of fiscal 2011 (See Note 2 to the Consolidated Financial Statements for a greater discussion of the original contract.). The Company received cash proceeds of $230.0 million in 2011, and an additional $6.0 million was released from escrow and received in April 2012 as reimbursement of costs associated with its relocation (discussed below).

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

Relocation Plans: In the first quarter of fiscal 2012, the Company purchased approximately 6.1 acres of land located in Doral, Fla., for approximately $3.1 million. McClatchy is building a new production facility on this site for its Miami newspapers’ operations. In January 2012, the Company entered into an agreement to lease a two-story office building adjacent to the future production facility. The newspapers plan to relocate their operations from their current location to the new site in May 2013.

The lease on the office building is an operating lease with initial annual base lease payments of $1.8 million beginning in May 2013 when the building is expected to be occupied. Total costs related to relocating the newspapers’ operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation and moving expenses, is estimated as follows:

•	Cash outlays for capital expenditures related to the new facilities are estimated to be $32 million.

•	Cash expenses to relocate the Miami newspapers’ operations are expected to be $11 million.

•	Accelerated depreciation of $13 million is expected to be incurred on existing assets expected to be retired or decommissioned in connection with the relocation.

•	Cash costs of $6 million in connection with the relocation were reimbursed in April 2012 from an escrow account established for this purpose by the purchaser of the existing Miami facilities.

The relocation is expected to be completed in May 2013, and, accordingly, the costs and expenses are expected to be incurred through the third quarter of 2013.

Bond Repurchases:

During the second quarter the Company has repurchased $15.0 million aggregate of principal amount of its 4.625% notes due in 2014 and $20.0 million of aggregate principal amounts of its 5.75% notes due in 2017 in privately-negotiated transactions.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2011 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits, income taxes, and insurance. There have been no material changes to the Company’s critical accounting policies described in the Company’s 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

First Fiscal Quarter of 2012 Compared to First Fiscal Quarter of 2011

The Company reported a net loss in the first fiscal quarter of 2012 of $2.1 million, or $0.02 per share. The Company’s net loss in first fiscal quarter of 2011 was $2.0 million, or $0.02 per share.

Revenues:

Revenues in the first fiscal quarter of 2012 were $288.3 million, down 5.1% from revenues of $303.7 million in the first fiscal quarter of 2011. Advertising revenues were $209.8 million in the first fiscal quarter of fiscal 2012, down 6.8% from advertising revenues in the first fiscal quarter of 2011, and circulation revenues were $66.4 million, up 0.4% from the first fiscal quarter of 2011.

The following summarizes the Company’s revenues by category, which compares the first fiscal quarter of 2012 with the first fiscal quarter of 2011 (dollars in thousands):

	Quarter Ended
	March 25, 2012	March 27, 2011	% Change
Advertising:
Retail	$107,129	$114,438	(6.4)%
National	15,130	18,096	(16.4)%
Classified:
Auto	20,498	20,608	(0.5)%
Employment	12,344	13,480	(8.4)%
Real estate	9,413	11,644	(19.2)%
Other	17,183	19,104	(10.1)%

Total classified	59,438	64,836	(8.3)%
Direct marketing and other	28,067	27,743	1.2%

Total advertising	209,764	225,113	(6.8)%
Circulation	66,403	66,167	0.4%
Other	12,134	12,454	(2.6)%

Total revenues	$288,301	$303,734	(5.1)%

Retail advertising revenues decreased $7.3 million in the first fiscal quarter of 2012, or 6.4%, from the first fiscal quarter of 2011 primarily reflecting lower run-of-press (ROP) revenues in consumer electronics, building and home centers and general merchandising retailers as well as lower preprint revenues. Comparing the first fiscal quarter of 2012 to 2011, retail advertising revenues changed as follows: Print ROP advertising revenues decreased $4.7 million, or 9.7%, and preprint advertising revenues decreased $4.4 million, or 9.1%. Digital retail advertising revenues increased $1.8 million for the first fiscal quarter of 2012, or 10.7% from the first fiscal quarter of 2011, reflecting strong results from the Company’s dealsaver® group buying service.

National advertising revenues decreased $3.0 million in the first fiscal quarter of 2012, or 16.4%, from the first fiscal quarter of 2011. The decline in total national advertising revenues was broad-based but was led by declines in advertising in the telecommunications segment in the first fiscal quarter of 2012 compared to the same period in 2011. Print national advertising revenues declined 13.6%, and digital national advertising decreased 23.6% from the first fiscal 2011 quarter.

Classified advertising revenues decreased $5.4 million, or 8.3%, the first fiscal quarter of 2012 from the first fiscal quarter of 2011. Print classified advertising declined $6.0 million in the first fiscal quarter of 2012, or 14.4%, while digital classified advertising increased $0.6 million, up 2.4%, from the first fiscal quarter of 2011. The following is a discussion of the major classified advertising categories for the first fiscal quarter of 2012:

•

Automotive advertising revenues decreased $0.1 million, or 0.5%, from the first fiscal quarter of 2011. Automotive advertising continues to migrate to digital advertising. As a result, print automotive advertising revenues declined 10.7%, while digital automotive advertising revenues were up 12.0% from the first fiscal quarter of 2011.

•

Employment advertising revenues decreased $1.1 million, or 8.4%, from the first fiscal quarter of 2011, reflecting a continued slow recovery in employment across the Company’s markets. The declines were reflected both in print employment advertising revenues, down 10.8%, and online employment advertising revenues, down 6.3%.

•

Real estate advertising revenues decreased $2.2 million, or 19.2%, from the first fiscal quarter of 2011 as this sector of the economy has also been slow to recover from the recession. In total, print real estate advertising revenues declined 23.8%, while digital advertising revenues declined 8.6%.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices, and miscellaneous advertising, was down $1.9 million, or 10.1%, in the first fiscal quarter of 2012 compared to the first fiscal quarter of 2011. Other classified print advertising revenues decreased 13.7% as compared to the first fiscal quarter of 2011, and other classified digital advertising revenues grew 6.0%.

Digital advertising revenues, which are included in each of the advertising categories discussed above, totaled $46.6 million in the first fiscal quarter of 2012, an increase of 2.7% as compared to the first fiscal quarter of 2011. Digital-only advertising revenues, which totaled $24.8 million in the first fiscal quarter of 2012, grew 14.0% from the first fiscal quarter of 2011, while digital advertising revenues sold in conjunction with print products declined 7.7% from the first fiscal quarter of 2011 reflecting fewer print advertising sales.

Direct marketing and other revenues increased $0.3 million, or 1.2%, in the first fiscal quarter of 2012 from the first fiscal quarter of 2011. The growth primarily reflected continued success of the Company’s print and deliver program for small advertisers and its “Sunday Select” product. Sunday Select is a package of preprints delivered to non-newspaper subscribers upon request.

Circulation revenues in the first fiscal quarter of 2012 increased $0.2 million, or 0.4%, from the first fiscal quarter of 2011, primarily reflecting selective price increases which offset lower circulation volumes. The Company expects circulation volumes to remain lower in fiscal 2012 compared to fiscal 2011 reflecting selective price increases and the fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses in the first fiscal quarter of 2012 declined $23.0 million, or 8.1% from the first fiscal quarter of 2011. Operating expenses in both fiscal quarters included restructuring-related severance as the Company continues to restructure its operations. The first fiscal quarter of 2012 also included $2.9 million of accelerated depreciation on equipment and moving expenses related to the relocation of the Company’s Miami newspaper operations. The following table summarizes operating expenses, including the impact of restructuring charges and other items included in the operating expenses in the 2012 and 2011 quarters (in thousands):

	Three Months Ended
	March 25, 2012	March 27, 2011	Dollar Change
Operating expenses as reported	$260,326	$283,279	$(22,953)
Restructuring charges and other items	4,064	14,851	(10,787)
Compensation expense as reported	$112,649	124,357	$(11,708)
Compensation-related restructuring charges	1,171	4,549	(3,378)

Compensation expenses decreased $11.7 million in the first fiscal quarter of 2012, or 9.4% from the first fiscal quarter of 2011 and included the restructuring charges discussed above. Payroll expenses were down 8.6% reflecting, in part, a 9.9% decline in average headcount. Fringe benefits costs declined 12.9% reflecting lower retirement and medical costs compared to the first fiscal quarter of 2011.

Newsprint, supplement and printing expense decreased 2.9% in the first fiscal quarter of 2012 as compared to the same period in 2011. Newsprint expense was down 4.0% in the first fiscal quarter of 2012 primarily reflecting lower newsprint usage. Supplement and printing expense increased 0.9% compared to the first fiscal quarter of 2011 reflecting lower supplement expenses offset by higher costs of outsourced printing compared to the 2011 fiscal quarter. Depreciation and amortization expenses were down 1.6% from the first fiscal quarter of 2011 due to expiring useful lives of assets, which were partially offset by $2.0 million of accelerated depreciation in the 2012 quarter on certain assets at the Company’s Miami operations. Other operating costs decreased 10.5% in the first fiscal quarter of 2012 as compared to the same quarter in 2011, reflecting company-wide cost controls. Other operating costs in fiscal 2012 included $0.9 million of Miami-related moving costs, while costs in fiscal 2011 included impairment charges of $10.3 million related restructuring events.

Interest:

Interest expense was $42.5 million for the first fiscal quarter of 2012, up $1.5 million, or 3.7% from interest expense of $40.9 million in the 2011. While interest on debt was lower in the 2012 quarter, the Company recorded $1.7 million in imputed interest on financial obligations primarily related to the use of the sold Miami property and recorded $3.0 million of higher non-cash interest on tax reserves.

Equity Income:

Total income from unconsolidated investments was $6.0 million in the first fiscal quarter of 2012 compared to $3.2 million in 2011 and primarily reflects stronger earnings from the Company’s internet-related investments.

Income Taxes:

The Company recorded an income tax benefit of $1.9 million, or an effective benefit rate of 47.8%, for the first fiscal quarter of 2012. The benefit reflects taxes on discrete items. Excluding the taxes on discrete items the effective benefit rate was 42.4% and reflects a combination of federal taxes at the federal statutory rate of 35.0% plus state taxes net of federal provision of 7.4%.

In the first fiscal quarter of 2011, the Company recorded an income tax benefit of $16.5 million on a pre-tax loss of $18.5 million. The benefit included a favorable settlement of certain state tax issues that totaled $7.6 million in the first fiscal quarter of 2011. Excluding the impact of this settlement, the net tax benefit was $9.0 million and resulted in a benefit rate of 48.1%. This benefit rate was higher than the statutory rate expected primarily because of state taxes, including certain taxes that do not vary with income.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $24.4 million as of March 25, 2012, compared to $4.3 million of cash at March 27, 2011, and $86.0 million at the end of fiscal 2011.

Operating Activities:

The Company used $24.4 million of cash from operating activities in the first fiscal quarter of 2012 compared to generating $8.4 million of cash from operations in the first fiscal quarter of 2011. The increased use of cash in 2012 primarily related to the cash contribution made to the Company’s pension plan as discussed below.

The Company made a $40.0 million cash contribution to its defined benefit pension plan in January 2012 to meet its required contribution, while in 2011 the Company contributed certain of its real property to meet its required funding (a non-cash transaction). The property contributed in 2011 was appraised at $49.7 million and is discussed further in Note 5 to the Condensed Consolidated Financial Statements.

As of December 25, 2011, the projected benefit obligations of the Company’s qualified pension plan exceeded plan assets by $422.5 million. The excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. The Pension Relief Act of 2010 (PRA) provides relief in the funding requirements of the qualified defined benefit pension plan, and the Company elected an option that allows the required contributions related to its 2009 and 2011 plan years to be paid over 15 years. Even with the relief provided, however, based on the current funding position of the pension plan, management expects future contributions to be required but also expects contributions in future years to be manageable using the Company’s expected cash from operations.

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

Investing Activities:

The Company used $6.5 million of cash from investing activities in the first fiscal quarter of 2012. The Company received proceeds of $0.4 million primarily from the sale of certain other assets that were no longer in use. The Company used $7.0 million for the purchase of property plant and equipment and expects capital expenditures to be approximately $45.0 million in 2012, including the capital expenditures related to the new Miami facilities (See Note 2 to the Condensed Consolidated Financial Statements for a greater discussion of the Miami facilities being built.).

Financing Activities:

The Company used $30.7 million from financing activities in the first fiscal quarter of 2012. The Company repurchased $35.5 million of aggregate principal amount of bonds for $29.4 million in cash in privately negotiated transactions in the first three months of 2012.

The Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, fund its capital expenditures and make required contribution to its defined benefit pension plan. Management believes that free cash flow is adequate to meet the liquidity needs of the Company over the next 12 months.

Debt and Related Matters:

Credit Agreement:    On January 26, 2010, the Company entered into an amendment and restatement of its credit agreement that became effective on February 11, 2010, immediately prior to the closing of an offering of $875.0 million of senior secured notes, referred to as the 2017 Notes below.

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

At March 25, 2012, the Company had no amounts drawn under its Credit Agreement and had outstanding letters of credit under the Credit Agreement totaling $46.0 million securing estimated obligations stemming from workers’ compensation claims and other contingent claims. At March 25, 2012, net of these letters of credit, a total of $79.0 million was available under the Company’s revolving facility under the Credit Agreement.

Debt under the Credit Agreement incurs interest at the London Interbank Offered Rate (LIBOR) plus a spread ranging from 425 basis points to 575 basis points or at a base rate plus a spread ranging from 325 basis points to 475 basis points. In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). In the case of a LIBOR spread, the Credit Agreement sets a floor on LIBOR for the purposes of interest payments of no less than 300 basis points (except for working capital borrowings, which are not subject to the 300 basis point floor and are limited to $45.0 million and a 30 day term). A commitment fee for the unused revolving credit is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of March 25, 2012, the Company paid interest on borrowings under the Credit Agreement at a rate of 425 basis points over the 300 basis point LIBOR floor (or 7.25%) and pays 50.0 basis points for commitment fees.

The Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 1.50 to 1.00. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 6.25 to 1.00 from the quarter ending in March 2012 through the quarter ending in December 2012, decreasing to 6.00 to 1.00 thereafter. Under the Credit Agreement, the Company is required to maintain at least $50.0 million of available liquidity, defined as the sum of cash equivalents plus the amount available under the Company’s revolving facility, as of the last day of each fiscal quarter. The Credit Agreement includes limitations on additional debt.

The Credit agreement also prohibits the payment of a dividend when the consolidated leverage ratio (as defined in the Credit Agreement) is greater than 4.50 to 1.00. Dividends of up to $10 million annually may be paid when leverage is between 4.50 to 1.00 and 4.00 to 1.00 and the amount of dividends allowed increases at lower leverage ratios.

At March 25, 2012, the Company’s consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.26 to 1.0, its consolidated leverage ratio (as defined in the Credit Agreement) was 4.56 to 1.0 and its available liquidity was $103.4 million, and the Company was in compliance with all of its financial covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

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

Off-Balance-Sheet Arrangements:

As of March 25, 2012, the Company did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

As of March 25, 2012, the Company’s contractual obligations were reduced from the end of fiscal 2011 by the following:

•	repayment of $35.5 million in debt principal in the first three months of fiscal 2012,

•	reduction in the underfunded pension liability for the qualified defined benefit pension plan by $40 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s outstanding debt is composed of fixed-rate bonds and, therefore, are not subject to interest rate fluctuations.

The discount rate used to measure the Company’s obligations under its qualified defined benefit pension plan is generally based upon long-term interest rates on highly-rated corporate bonds. Hence, changes in long-term interest rates may have a significant impact on the funding position of the Company’s qualified defined pension plan. Management estimates that a 1.0% increase in its discount rate could decrease its pension obligations by approximately $200 million.

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

Changes in internal control over financial reporting.    There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 5.	OTHER INFORMATION

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in previous guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. This amended guidance was effective for the Company’s first fiscal quarter of 2012.

In addition, registrants will be required to present reclassification adjustments from OCI to net income on the face of the financial statements. The amendments require retrospective application and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

The following presents the retrospective application of the new guidance for the three years ended December 25, 2011 (in thousands):

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
NET INCOME (LOSS)	$54,389	$36,183	$50,587
OTHER COMPREHENSIVE INCOME (LOSS)
NET OF TAXES:
Pension and post retirement plans:
Unamortized gain (loss)	(99,447)	8,050	67,539
Prior service credit	(640)	(640)	368
Other comprehensive income (loss) related to investment in unconsolidated companies	(506)	53	(119)

OTHER COMPREHENSIVE INCOME (LOSS)	(100,593)	7,463	67,788

TOTAL COMPREHENSIVE INCOME (LOSS)	$(46,204)	$43,646	$118,375

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6 to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

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

The Company has a contract to sell its existing Miami facilities and related land that requires it to vacate the existing facilities and release the land to the buyers by the end of May 2013. If the construction of the Company’s new facilities for its Miami newspaper operations is not completed by the end of May 2013, the Company may incur substantial unscheduled additional costs associated with the relocation of the Miami operations.

On May 27, 2011, the Company sold 14.0 acres of land in Miami, including the building holding the operations of one of its subsidiaries, The Miami Herald Media Company. The Miami Herald Media Company will continue to operate from its existing location through May 2013 while its new facilities are being constructed. Under the sales contract, the Company will remain in its current facilities rent free through May 2013, but the Company must vacate the facilities by the end May 2013 and release the land to the purchaser.

If the Company is unable to complete the construction of new facilities and move its Miami newspaper operations to the new facilities by May 2013, or if the relocation is otherwise delayed, the Company may incur substantial costs to produce its newspapers using third-party vendors, or it may not be able to conduct a portion or all of its business until the relocation occurs. In addition, there could be substantial penalties required as a result of breaching the sales agreement to vacate existing facilities by the May 2013 deadline. Any additional costs would adversely affect the Company’s results of operations.

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

As of March 25, 2012, the Company had approximately $1.6 billion in total principal indebtedness outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Higher leverage ratios could affect the Company’s future ability to refinance maturing debt or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.

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

If internal funds are insufficient to fund the Company’s operations, the Company may be required to rely on the banking and credit markets to meet its financial commitments and short-term liquidity needs. Future disruptions in the capital and credit markets, such as were experienced during 2008 and 2009, could adversely affect the Company’s ability to access additional funds in the capital markets or draw on its senior secured credit facility. There can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair the Company’s liquidity in future periods. If this should happen, any alternative credit arrangements may not be put in place without a potentially significant increase in the Company’s cost of borrowing.

As of March 25, 2012, the Company had approximately $1.6 billion in total principal indebtedness, consisting of $846 million of publicly-traded senior secured notes and unsecured publicly-traded notes maturing in 2014, 2017, 2027 and 2029. The near-term 2014 notes total $81.4 million. While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced in the future. Access to the capital markets for longer-term financing may be restricted if disruptions in the capital and credit markets occur again as were experienced during 2008 and 2009.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Newsprint accounted for 10.1% of McClatchy’s operating expenses in the first fiscal quarter of 2012. Accordingly, earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

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

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of March 25, 2012, approximately 6.1% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, with expiration dates through 2014. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

The Company may be required to make greater contributions to its defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon its operations.

The adverse conditions in the capital markets in 2008 had a significantly negative impact on the investment funds in the Company’s pension plan, which was partially offset by strong returns in the capital markets since the end of 2008. The projected benefit obligations of the qualified pension plan exceeded plan assets by $422.5 million as of December 25, 2011. In early 2012, the Company contributed $40.0 million to its qualified defined benefit pension plan, reducing the underfunded obligation.

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

The Company continues to evaluate its business and make strategic investments in digital ventures, either alone or with partners, to further its growth in its digital businesses. In 2011, McClatchy invested in ShopCo, LLC, a partnership with several other leading media and publishing companies, which provides its Find n Save shopping portal with significant scale. The Company also has investments in CareerBuilder.com, Cars.com, Apartments.com and HomeFinder.com. There can be no assurances that the Company will receive a return on these investments or partnerships will result in advertising growth or will produce equity income or capital gains in future years.

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

The McClatchy Company
Registrant

May 4, 2012	/s/ Gary B. Pruitt
Date	Gary B. Pruitt Chief Executive Officer

May 4, 2012	/s/ Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company’s Bylaws as amended and restated effective March 20, 2012, included as Exhibit 3.1 in the Company’s Current Report on Form 8-K filed March 22, 2012.

10.1*	Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on February 17, 2010.

10.2*	Amendment No 1 to the Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on December 20, 2010.

10.3*	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement, included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.4*	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent, included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.5*	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.6*	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.7*	Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on February 9, 2010.

10.8*	Indenture, dated February 11, 2010, among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.1 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

10.9*	Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J.P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

Exhibit	Description

10.10*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 30, 2000.

10.11*	The Company’s Amended and Restated CEO Bonus Plan, included as Exhibit 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.12*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.13*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.14*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.15*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.16*	Amended and Restated McClatchy Company Benefit Restoration Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on July 29, 2011.

**10.17*	Amended and Restated McClatchy Company Bonus Recognition Plan included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on July 29, 2011.

**10.18*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.19*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 29, 2008.

**10.20*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company’s 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s Report on Form 10-K for the year ending December 30, 2007.

**10.21*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.22*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005.

**10.23*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2009.

Exhibit	Description

**10.24*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 22, 2003, included as Exhibit 10.10 to the Company’s Form 10-K for the year ending December 28, 2003.

**10.25*	Second Amendment to Amended and Restated Employee Agreement for Mr. Pruitt included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.26*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

**10.27*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.28*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007, included as Exhibit 10.16 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.29*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998, included as Exhibit 10.12 to the Company’s Report on Form 10-K for the year ending December 31, 1997.

**10.30*	The Company’s Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company’s Report on Form 10-K for the year ending December 25, 2005.

**10.31*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007, included as Exhibit 10.18 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.32*	The Company’s Amended and Restated Employee Stock Purchase Plan, included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

10.33*	Purchase and Sale Agreement Between the Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011, included as Exhibit 10.42 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 26, 2011.

Exhibit	Description

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.DEF***	XBRL Extension Definition

101.LAB***	XBRL Taxonomy Extension Label

101.PRE***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference
**	Compensation plans or arrangements for the Company’s executive officers and directors
***	The following materials from The McClatchy Company Quarterly Report on Form 10-Q for the quarter ended March 25, 2012, are formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows