Form 10-Q
period 2012-06-24
MCCLATCHY CO
filed 2012-08-03
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 24, 2012

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

                                 916-321-1836

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    ☐  Yes    ☒  No

As of July 27, 2012, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	60,938,355
Class B Common Stock	24,800,962

THE McCLATCHY COMPANY

INDEX TO FORM 10-Q

Part I – FINANCIAL INFORMATION	Page

Item 1 – Financial Statements (unaudited):

Condensed Consolidated Balance Sheet – June 24, 2012 and December 25, 2011	2

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months and six months ended June 24, 2012 and June 26, 2011	4

Condensed Consolidated Statement of Cash Flows for the six months ended June 24, 2012 and June 26, 2011	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	31

Item 4 – Controls and Procedures	31

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings	32

Item 1A – Risk Factors	32

Item 5 – Other Information	37

Item 6 – Exhibits	38

Signatures	39

Exhibit Index	40

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly in the section entitled “Risk Factors” in this quarterly report on Form 10-Q, in the documents which the Company incorporates by reference and in its other filings with the Securities and Exchange Commission, could affect the Company’s future results and could cause those future results to differ materially from those expressed in the Company’s forward-looking statements: McClatchy might not generate sufficient cash from operations, or otherwise, necessary to reduce debt or meet debt covenants as expected; McClatchy may experience decreased circulation and diminished revenues from retail, classified and national advertising; McClatchy’s operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; increases in the cost of newsprint; bankruptcies or financial strain of its major advertising customers; litigation or any potential litigation; geo-political uncertainties, including the risk of war; changes in printing and distribution costs from anticipated levels, including changes in postal rates or agreements; changes in interest rates; changes in pension assets and liabilities; increased consolidation among major retailers in its markets or other events depressing the level of or reducing the demand for advertising; its inability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; and other factors, many of which are beyond the Company’s control.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands, except share amounts)

ASSETS CURRENT ASSETS:	June 24, 2012	December 25, 2011
Cash and cash equivalents	$37,654	$86,020
Trade receivables – (net of allowance of $7,656 in 2012 and $7,341 in 2011 )	140,542	179,046
Other receivables	11,264	13,990
Newsprint, ink and other inventories	30,281	28,842
Deferred income taxes	16,605	16,605
Other current assets	18,701	20,473

	255,047	344,976
PROPERTY, PLANT AND EQUIPMENT:
Land	311,688	308,489
Building and improvements	362,421	362,091
Equipment	778,604	784,592
Construction in progress	8,286	4,463

	1,460,999	1,459,635
Less accumulated depreciation	(719,202)	(698,658)

	741,797	760,977
INTANGIBLE ASSETS:
Identifiable intangibles – net	557,600	586,160
Goodwill	1,012,011	1,012,011

	1,569,611	1,598,171
INVESTMENTS AND OTHER ASSETS:
Investments in unconsolidated companies	320,153	304,893
Other assets	38,706	31,042

	358,859	335,935

TOTAL ASSETS	$2,925,314	$3,040,059

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) – Continued

(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:	June 24, 2012	December 25, 2011
Accounts payable	$42,457	$44,727
Accrued pension liabilities	7,323	37,462
Accrued compensation	40,731	42,928
Income taxes payable	15,077	13,063
Unearned revenue	74,279	73,352
Accrued interest	47,872	49,686
Other accrued liabilities	16,120	15,676

	243,859	276,894
NON-CURRENT LIABILITIES:
Long-term debt	1,513,901	1,577,476
Deferred income taxes	134,656	139,296
Pension and postretirement obligations	496,837	516,668
Financing obligations	279,014	272,795
Other long-term obligations	54,642	81,743

	2,479,050	2,587,978
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value:
Class A – authorized 200,000,000 shares, issued 61,642,566 in 2012 and 60,865,566 in 2011	616	609
Class B – authorized 60,000,000 shares, issued 24,800,962 in 2012 and 2011	248	248
Additional paid-in capital	2,220,726	2,219,161
Accumulated deficit	(1,671,254)	(1,696,032)
Treasury stock at cost, 704,211 shares in 2012 and 260,170 shares in 2011	(2,284)	(1,145)
Accumulated other comprehensive loss	(345,647)	(347,654)

	202,405	175,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,925,314	$3,040,059

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
REVENUES - NET:
Advertising	$222,565	$236,022	$432,329	$461,135
Circulation	63,568	65,144	129,971	131,311
Other	13,161	13,084	25,295	25,538

	299,294	314,250	587,595	617,984
OPERATING EXPENSES:
Compensation	108,086	119,735	220,735	244,092
Newsprint, supplements and printing expenses	34,968	36,947	69,307	72,323
Depreciation and amortization	30,822	30,353	61,563	61,584
Other operating expenses	82,483	82,082	165,080	174,397

	256,359	269,117	516,685	552,396
OPERATING INCOME	42,935	45,133	70,910	65,588

NON-OPERATING (EXPENSES) INCOME:
Interest expense	(30,630)	(44,696)	(73,107)	(85,643)
Interest income	36	26	50	47
Gain (loss) on extinguishment of debt	1,653	(1,214)	6,086	(2,479)
Equity income in unconsolidated companies, net	9,334	9,500	15,352	12,672
Other - net	5	159	43	225

	(19,602)	(36,225)	(51,576)	(75,178)
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	23,333	8,908	19,334	(9,590)
INCOME TAX PROVISION (BENEFIT)	(3,532)	3,961	(5,444)	(12,575)

NET INCOME	26,865	4,947	24,778	2,985
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and post retirement plans:
Unamortized gain (loss)/prior service credit	1,709	(19,122)	3,299	(18,522)
Other comprehensive income (loss) related to investment in unconsolidated companies	(707)	(178)	(1,292)	448

OTHER COMPREHENSIVE INCOME (LOSS)	1,002	(19,300)	2,007	(18,074)

TOTAL COMPREHENSIVE INCOME (LOSS)	$27,867	$(14,353)	$26,785	$(15,089)

NET INCOME PER COMMON SHARE:
Basic	$0.31	$0.06	$0.29	$0.04
Diluted	$0.31	$0.06	$0.29	$0.03
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	85,739	85,114	85,617	85,075
Diluted	86,323	85,948	86,441	85,975

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	June 24, 2012	June 26, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,778	$2,985
Reconciliation to net cash from operations:
Depreciation and amortization	61,563	61,584
Retirement benefit expense	874	3,159
Contribution to qualified defined benefit pension plan	(40,000)	(163,000)
Stock-based compensation expense	1,793	2,695
Equity income in unconsolidated companies	(15,352)	(12,672)
(Gain) loss on extinguishment of debt	(6,086)	2,479
Other	(251)	3,237
Changes in certain assets and liabilities:
Trade receivables	38,504	41,967
Inventories	(1,439)	3,391
Other assets	(3,510)	2,690
Accounts payable	(4,084)	(8,123)
Accrued compensation	(2,336)	(22,080)
Income taxes	(33,360)	(11,328)
Other liabilities	2,126	(2,509)

Net cash from operating activities	23,220	(95,525)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,963)	(7,053)
Proceeds from sale of equipment and other	813	10,770
Purchase of certificate of deposits	(2,222)	—
Equity investments and other-net	(2,000)	(40)

Net cash from investing activities	(16,372)	3,677
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of privately held 15.75% notes due 2014	—	(447)
Repurchase of public notes and related expenses	(59,243)	(93,847)
Payment of financing costs	(611)	(2,552)
Proceeds from financing obligation related to Miami transaction	6,000	230,000
Other – principally stock transactions	(1,360)	115

Net cash from financing activities	(55,214)	133,269

NET CHANGE IN CASH AND CASH EQUIVALENTS	(48,366)	41,421
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	86,020	17,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,654	$58,929

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$14,153	$5,434
Interest (net of capitalized interest)	73,277	77,733
Other non-cash financing activities:
Financing obligation for contribution of real property to pension plan	$—	$49,710
Reduction of pension obligation	—	(49,710)
Non-refundable deposit offset against carrying value of land	—	(16,500)
Increase in PP&E for land transferred from other assets	—	116,000

See notes to condensed consolidated financial statements.

THE McCLATCHY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (“McClatchy” or the “Company”) is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets it serves. As the third largest newspaper company in the United States, McClatchy’s operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. The Company’s largest newspapers include The Miami Herald, The Sacramento Bee, Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer and The News & Observer in Raleigh, N.C.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011.

Stock-based compensation – All share-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their fair values. At June 24, 2012, the Company had five stock-based compensation plans .. Compensation expense for the plans is summarized below:

	For the Three Months Ended		For the Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Stock-based compensation expense	$0.9 million	$1.1 million	$1.8 million	$2.7 million

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

Fair value of financial instruments – Generally accepted accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value measurements accounting principles establishes a framework for measuring fair value of assets and liabilities. This framework provides a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). For Level 1, inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date.

The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of the end of the period covered by this report. These valuations are considered Level 1 measurements. However, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at the end of the second fiscal quarter of 2012, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, certificate of deposits (in other assets) and accounts payable. The carrying amount of these items approximates fair value.

Long-term debt. The fair value of long-term debt is determined based on a number of observable inputs, including the current market activity of the Company’s publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. At June 24, 2012, the estimated fair value of long-term debt was $1.4 billion and the carrying value of long-term debt was $1.5 billion.

Comprehensive income (loss) –The Company records changes in its net assets from non-owner sources in its Consolidated Statement of Stockholders’ Equity. Such changes relate primarily to valuing its pension liabilities, net of tax effects. The following table summarizes the changes in other comprehensive income (loss):

	Changes to Comprehensive Income (Loss)
(in thousands)	Pre-Tax	Tax	After-Tax
Quarter Ended June 24, 2012:
Pension and post retirement plans:
Unamortized gain	$3,106	$(1,242)	$1,864
Prior service cost	(258)	103	(155)
Other comprehensive loss related to equity investments	(1,178)	471	(707)

	$1,670	$(668)	$1,002

Quarter Ended June 26, 2011:
Pension and post retirement plans:
Unamortized loss	$(31,621)	$12,654	$(18,967)
Prior service cost	(258)	103	(155)
Other comprehensive loss related to equity investments	(296)	118	(178)

	$(32,175)	$12,875	$(19,300)

	Changes to Comprehensive Income (Loss)
(in thousands)	Pre-Tax	Tax	After-Tax
Six Months Ended June 24, 2012:
Pension and post retirement plans:
Unamortized gain	$6,031	$(2,412)	$3,619
Prior service cost	(533)	213	(320)
Other comprehensive loss related to equity investments	(2,154)	862	(1,292)

	$3,344	$(1,337)	$2,007

Six Months Ended June 26, 2011:
Pension and post retirement plans:
Unamortized loss	$(30,346)	$12,144	$(18,202)
Prior service cost	(533)	213	(320)
Other comprehensive gain related to equity investments	747	(299)	448

	$(30,132)	$12,058	$(18,074)

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

	For the Three Months Ended		For the Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Anti-dilutive stock options	6.3 million	6.7 million	6.0 million	5.7 million

New accounting pronouncements – In May 2011, the Financial Accounting Standards Board (“FASB”) issued a single authoritative guidance on a framework on how to measure fair value and on what disclosures to provide about fair value measurements. The FASB also clarified existing fair value measurement disclosures and made other amendments to current guidance. These amended standards and the adoption of this disclosure-only guidance was effective for the Company’s first fiscal quarter of 2012 and did not have a material impact on the Company’s consolidated financial results.

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

NOTE 2. INVESTMENTS IN UNCONSOLIDATED COMPANIES AND MIAMI LAND AND BUILDING

Investments

The Company’s ownership interest and investment in unconsolidated companies and joint ventures as of June 24, 2012 and December 25, 2011 consisted of the following (dollars in thousands):

Company	% Ownership Interest	June 24, 2012	December 25, 2011
CareerBuilder, LLC	15.0	$222,501	$218,805
Classified Ventures, LLC	25.6	76,718	66,886
HomeFinder, LLC	33.3	3,135	1,628
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27.0	12,064	11,800
Other	Various	5,735	5,774

		$320,153	$304,893

The Company uses the equity method of accounting for a majority of investments.

During the six months ended June 24, 2012, McClatchy’s proportionate share of net income from certain investees listed in the table above was greater than 20% of McClatchy’s consolidated net income before taxes. Summarized income statement information for these companies for the first six months of 2012 and 2011 follows (in thousands):

	Six Months Ended
	June 24, 2012	June 26, 2011
Revenues	$527,855	$474,915
Operating income	92,238	71,747
Net income	90,328	79,943

Miami Land and Building

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

On May 27, 2011, the Company sold 14.0 acres of land in Miami, including the building holding the operations of one of its subsidiaries, The Miami Herald Media Company, and an adjacent parking lot for a purchase price of $236.0 million. Approximately 9.4 acres of this Miami land was previously subject to the original contract, which was terminated as discussed above. The Company received cash proceeds of $230.0 million, and an additional $6.0 million was held in an escrow account, payable to McClatchy once expenses are incurred related to the relocation of its Miami operations. The $6.0 million was released from escrow and received by McClatchy in April 2012 for payment of costs associated with the relocation of the Miami operations.

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

As a result of the accounting treatment described above, the Company has recorded a liability (in financing obligations) equal to the sales proceeds received in the second quarter of 2011 ($230.0 million), plus $6.0 million for reimbursement of moving expenses. The Company is required to impute rent based on market rates. The imputed rent is reflected as interest expense as required by generally accepted accounting principles until the operations are moved. The Company expects to recognize a gain of approximately $10 million at the time the operations are moved because there will no longer be a continuing involvement with the Miami property.

In the first quarter of 2012, the Company purchased approximately 6.1 acres of land located in Doral, Fla., for approximately $3.1 million. McClatchy is building a new production facility on this site for its Miami newspaper operations. In January 2012, the Company entered into an agreement to lease a two-story office building adjacent to the future production facility. The Company’s Miami newspapers plan to relocate their operations from their current location to the new site in May 2013.

The lease on the office building is an operating lease with initial annual base lease payments of $1.8 million beginning in May 2013 when the building is expected to be occupied. Total costs related to relocating the newspapers’ operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation and moving expenses, are estimated to be as follows:

•	Cash outlays for capital expenditures related to the new facilities are estimated to be $33 million. The Company began incurring these costs in the first quarter of 2012.
•	Cash expenses to relocate the Miami newspapers’ operations are expected to be $12 million.
•	Accelerated depreciation of $13 million is expected to be incurred on existing assets expected to be retired or decommissioned in connection with the relocation.
•	Cash costs of $6 million in connection with the relocation were reimbursed in April 2012 from an escrow account established for this purpose by the purchaser of the existing Miami facilities.

The relocation of the Miami operations is expected to be completed in May 2013, and accordingly, the costs and expenses are expected to be incurred through the third quarter of 2013.

NOTE 3. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following (in thousands):

	June 24, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(449,935)	$353,905
Other	31,121	(31,013)	108

Total	$834,961	$(480,948)	354,013

Other intangible assets not subject to amortization:
Newspaper mastheads			203,587

Total			557,600
Goodwill			1,012,011

Total intangible assets and goodwill			$1,569,611

	December 25, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(421,392)	$382,448
Other	31,121	(30,996)	125

Total	$834,961	$(452,388)	382,573

Other intangible assets not subject to amortization:
Newspaper mastheads			203,587

Total			586,160
Goodwill			1,012,011

Total intangible assets and goodwill			$1,598,171

Changes in indefinite lived intangible assets and goodwill as of June 24, 2012, consisted of the following (in thousands):

	Original Gross Amount	Accumulated Impairment	Carrying Amount
Mastheads	$683,000	$(479,413)	$203,587
Goodwill	3,587,007	(2,574,996)	1,012,011

Total	$4,270,007	$(3,054,409)	$1,215,598

Amortization expense with respect to intangible assets is summarized below:

	For the Three Months Ended		For the Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Amortization expense	$14.3 million	$14.5 million	$28.6 million	$29.7 million

The estimated remaining amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year	Amortization Expense
2012 (remainder)	$29,599
2013	57,004
2014	52,524
2015	48,030
2016	47,721

NOTE 4. LONG-TERM DEBT

As of June 24, 2012, and December 25, 2011, the Company’s long-term debt consisted of the following (in thousands):

		Carrying Value
	Face Value at June 24, 2012	June 24, 2012	December 25, 2011
Notes:
11.50% senior secured notes due in 2017	$846,000	$839,404	$843,652
4.625% notes due in 2014	66,438	63,726	77,406
5.750% notes due in 2017	286,138	272,167	318,624
7.150% debentures due in 2027	89,188	83,087	82,891
6.875% debentures due in 2029	276,230	255,517	254,903

Long-term debt	$1,563,994	$1,513,901	$1,577,476

During the six months ended June 24, 2012, the Company repurchased $70.5 million of notes in privately negotiated transactions, as follows (in thousands):

Face Value
11.50% senior secured notes due in 2017	$5,000
4.625% notes due in 2014	15,000
5.750% notes due in 2017	50,500

Total notes repurchased	$70,500

The Company repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes it purchased, which resulted in a gain on extinguishment of debt. This gain was offset by the write-off of fees related to the amendment of the Credit Agreement that reduced the size of the credit facility, as discussed below. These combined events resulted in a net gain on the extinguishment of debt of $1.7 million and $6.1 million for the three and six months ended June 24, 2012, respectively.

The Company’s outstanding notes are stated net of unamortized discounts (totaling $50.1 million and $57.0 million as of June 24, 2012 and December 25, 2011, respectively) resulting from recording such assumed liabilities at fair value as of the June 27, 2006 acquisition of Knight Ridder, Inc. and the issuance of the 11.50% senior secured notes due in 2017 at an original issue discount.

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

On June 22, 2012, the Company further amended the Credit Agreement to reduce the size of the revolving loan facility from $125.0 million to $36.1 million to cover the Company’s issuances of standby letters of credit and to extend the maturity of the Credit Agreement to January 31, 2015. The new committed amount will only be available for the issuance of standby letters of credit. At June 24, 2012, the Company had outstanding letters of credit under the Credit Agreement totaling $36.1 million securing estimated obligations arising from insurance claims.

Fees for letters of credit under the Credit Agreement range from 425 basis points to 575 basis points. In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). A commitment fee for the unused credit commitments is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of June 24, 2012, the Company paid fees on the letters of credit under the Credit Agreement at a rate of 425 basis points and no significant unused commitments existed.

The Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 1.50 to 1.00. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 6.25 to 1.00 from the quarter ending in June 2012 through the quarter ending in December 2012, decreasing to 6.00 to 1.00 thereafter. Under the Credit Agreement, the Company is required to maintain at least $10.0 million of cash equivalents (as defined in the Credit Agreement) as of the last day of each fiscal quarter beginning in the quarter ending in December 2012 and thereafter. The Credit Agreement includes limitations on additional debt.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 2017 Notes (discussed below). Dividends under the indenture for the 2017 Notes are allowed as a “Restricted Payment” if the consolidated leverage ratio (as defined in the Credit Agreement and the indenture) is less than 5.50 to 1.00 and the priority leverage ratio (as defined in the indenture) is less than 3.25 to 1.00.

At June 24, 2012, the Company was in compliance with all financial debt covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

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

Substantially all of the Company’s subsidiaries guarantee the Company’s obligations under the Credit Agreement and the 2017 Notes (together, senior secured debt). Each of the guarantor subsidiaries is 100% owned by The McClatchy Company. Following the sale of land in Miami (see Note 2) on May 27, 2011, the Company has no significant independent assets or operations separate from the subsidiaries that guarantee its senior secured debt. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and any subsidiaries of McClatchy other than the subsidiary guarantors are minor.

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

The following table presents the approximate annual maturities of debt as of June 24, 2012, based upon the Company’s required payments for the next five years and thereafter (in thousands):

Year	Payments
2012	$—
2013	—
2014	66,438
2015	—
2016	—
Thereafter	1,497,556

Debt principal	$1,563,994

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

The contribution and leaseback of the properties were treated as a financing transaction and, accordingly, the Company will continue to depreciate the carrying value of the properties in its financial statements, and no gain or loss has been recognized on the contribution. The Company’s pension obligation has been reduced by $49.7 million, and a long-term and short-term financing obligation was recorded on the date of the contribution. The financing obligation is reduced by a portion of lease payments made to the pension plan each month and the balance of this obligation at June 24, 2012, was $47.1 million.

Also, in May 2011, the Company used proceeds from the sale of property in Miami (see Note 2) to contribute $163.0 million to its pension plan.

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

The Company also provides for or subsidizes post-retirement health care and certain life insurance benefits for employees and has a deferred compensation plan (401(k) plan) for its employees, which enables qualified employees to voluntarily defer compensation. The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to Company performance (as defined in the plan). The Company temporarily suspended its matching contribution to the 401(k) plan in 2009, and it has not yet been reinstated.

The elements of retirement expense for continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Service cost	$1,395	$1,369	$2,770	$2,769
Interest cost	23,049	22,688	45,949	46,238
Expected return on plan assets	(26,905)	(24,538)	(53,880)	(48,563)
Prior service cost amortization	7	7	7	7
Actuarial loss	3,268	1,425	6,343	2,825

Net pension expense	814	951	1,189	3,276
Net post-retirement benefit	(165)	(67)	(315)	(117)

Total retirement expenses-net	$649	$884	$874	$3,159

NOTE 6. COMMITMENTS AND CONTINGENCIES

Contingent claims: Libel, employment (including wage and hour) and other legal actions have arisen in the ordinary course of business and are pending against the Company. From time to time the Company is involved as a party in various governmental proceedings, including environmental matters. Management believes, after reviewing such actions with counsel, that the expected outcome of pending actions will not have a material effect on the Company’s condensed consolidated financial statements taken as a whole, although no assurances can be given. No material amounts for any losses from litigation that may ultimately occur have been recorded in the condensed consolidated financial statements as management believes that any such losses are not probable.

The Company has certain indemnification obligations related to insurance claims and multiemployer pension plans of disposed newspaper operations. Management believes the remaining obligations related to disposed newspapers will not be material to the Company’s financial position or results of operations.

In addition to the $36.1 million of letters of credit secured under the Company’s Credit Agreement (see Note 4 for further discussion), the Company has $2.2 million in letters of credit arising from insurance and other potential claims. These letters of credit are collateralized with $2.2 million in certificate of deposits and are recorded as other long-term assets in the Company’s condensed consolidated balance sheet.

NOTE 7. INCOME TAXES

During the three and six months ended June 24, 2012 the Company’s income tax provision reflects the benefit of the reversal of state tax reserves relating to the favorable settlements of state tax audits and state statute lapses. These reserve reversals are the primary driver of the effective benefit rates of 15.1% and 28.2% for each period. As a result of these reserve reversals, the Company’s unrecognized tax benefits decreased from $30.5 million at December 25, 2011 to $15.9 million at June 24, 2012. It is reasonably possible that unrecognized tax benefits may further decrease by $8.1 million in the next twelve months. The potential additional decrease in the next twelve months would be attributable to state statute lapses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The McClatchy Company (“McClatchy” or the “Company”) is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets it serves. As the third largest newspaper company in the United States, McClatchy’s operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. The Company’s largest newspapers include The Miami Herald, The Sacramento Bee, Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer and The News & Observer in Raleigh, N.C.

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

The Company’s primary source of revenue is print and digital advertising, which accounted for 74.4% of the Company’s revenue for the second quarter of 2012. All categories of advertising discussed below include both print and digital advertising. Classified advertising as a percentage of total advertising revenues were 27.4% in the second quarter of 2012. Revenues from retail advertising carried as a part of newspapers (run of press or ROP advertising), advertising inserts placed in newspapers (preprint advertising) and/or advertising sold digitally were 51.6% of total advertising revenue in the second quarter of 2012. National advertising was 6.8% of total advertising revenue in the second quarter of 2012. Direct marketing largely made up the remaining 14.2% of the Company’s advertising revenues in the second quarter of 2012 and has been growing as a percent of advertising revenues since early 2010.

Circulation revenues contributed 21.2% of the Company’s revenues in the second quarter of 2012 compared to 20.7% in the second quarter of 2011. Most of the Company’s print newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

See “Results of Operations” for a discussion of the Company’s revenue performance and contribution by category for the three months ended June 24, 2012 and June 27, 2011.

Recent Events and Trends

Advertising Revenues:

Advertising revenues in the second quarter of 2012 compared to the second quarter of 2011 decreased as a result of the continuing weak economy and the secular shift in advertising demand from print to digital products. The declines in the second quarter of 2012 were smaller than the period-over-period declines experienced in the second quarter of 2011 and full-year 2011, and were smaller than the period-over-period decline experienced in the first quarter of 2012 and each period compared to the corresponding periods in the prior year.

Despite declines in advertising revenue as a whole, certain advertising revenue categories grew in the first six months of 2012 compared to the same period in the prior year, including digital and direct marketing advertising. Digital advertising grew 3.8% in the first half of 2012 compared to the same period in 2011. Digital results include both digital sales bundled with print and digital advertising sold on a stand-alone basis. Digital-only advertising revenues grew 15.3% in the first six months of 2012 compared to the same period in 2011. Digital-only advertising revenues have consistently grown faster than digital advertising sold in conjunction with print products due to fewer print advertising sales. Direct marketing revenues were up 1.7% in the first six months of 2012 compared to the same period in 2011. See the revenue discussions in management’s review of the Company’s “Results of Operations.”

Sale of Real Property in Miami and Subsequent Plans for Relocation:

Sale Transaction. On May 27, 2011, the Company sold 14.0 acres of land in Miami, including the building holding the operations of one of its subsidiaries, The Miami Herald Media Company, and an adjacent parking lot for a purchase price of $236.0 million. The Company received cash proceeds of $230.0 million in 2011, and an additional $6.0 million was released from escrow and received in April 2012 as reimbursement of costs associated with its relocation (discussed below).

The Miami Herald Media Company will continue to operate from its existing location through May 2013 rent free. Because the Company will not pay rent for the two-year period, the Company is deemed to have continuing involvement in the property. As a result, under generally accepted accounting principles, the sale is treated as a financing transaction. Accordingly, the Company will continue to depreciate the carrying value of the building in its financial statements and no gain or loss will be recognized on the transaction until its operations are moved.

The Company used $163.0 million of the sale proceeds to make a contribution to its qualified defined benefit pension plan and used the remaining portion of the proceeds for general corporate purposes, including the payment of interest and taxes and for debt reduction.

Relocation Plans. In the first fiscal quarter of 2012, the Company purchased approximately 6.1 acres of land located in Doral, Fla., for approximately $3.1 million. McClatchy is building a new production facility on this site for its Miami newspapers’ operations. In January 2012, the Company entered into an agreement to lease a two-story office building adjacent to the future production facility. The newspapers plan to relocate their operations from their current location to the new site in May 2013.

The lease on the office building is an operating lease with initial annual base lease payments of $1.8 million beginning in May 2013 when the building is expected to be occupied. Total costs related to relocating the newspapers’ operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation and moving expenses, are estimated as follows:

•	Cash outlays for capital expenditures related to the new facilities are estimated to be $33 million.
•	Cash expenses to relocate the Miami newspapers’ operations are expected to be $12 million.
•	Accelerated depreciation of $13 million is expected to be incurred on existing assets expected to be retired or decommissioned in connection with the relocation.
•	Cash costs of $6 million in connection with the relocation were reimbursed in April 2012 from an escrow account established for this purpose by the purchaser of the existing Miami facilities.

The relocation of the Miami operations is expected to be completed in May 2013, and, accordingly, the costs and expenses are expected to be incurred at various times through the third quarter of 2013.

Bond Repurchases:

During the second fiscal quarter of 2012, the Company repurchased $15.0 million aggregate principal amount of its 4.625% notes due in 2014 and $20.0 million of aggregate principal amounts of its 5.75% notes due in 2017 in privately-negotiated transactions.

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

RESULTS OF OPERATIONS

Second Fiscal Quarter of 2012 Compared to Second Fiscal Quarter of 2011

The Company reported net income in the second fiscal quarter of 2012 of $26.9 million, or $0.31 per share. The Company’s net income in second fiscal quarter of 2011 was $4.9 million, or $0.06 per share.

Revenues:

Revenues in the second fiscal quarter of 2012 were $299.3 million, down 4.8% from revenues of $314.3 million in the second fiscal quarter of 2011. Advertising revenues were $222.6 million in the second fiscal quarter of 2012, down 5.7% from the second fiscal quarter of 2011, and circulation revenues were $63.6 million, down 2.4% from the second fiscal quarter of 2011.

The following summarizes the Company’s revenues by category, which compares the second fiscal quarter of 2012 with the second fiscal quarter of 2011 (dollars in thousands):

	Quarter Ended
	June 24, 2012	June 26, 2011	% Change
Advertising:
Retail	$114,919	$120,941	(5.0)%
National	15,190	18,541	(18.1)%
Classified:
Auto	20,536	20,648	(0.5)%
Employment	12,588	14,001	(10.1)%
Real estate	9,660	11,804	(18.2)%
Other	18,176	19,159	(5.1)%

Total classified	60,960	65,612	(7.1)%
Direct marketing and other	31,496	30,928	1.8%

Total advertising	222,565	236,022	(5.7)%
Circulation	63,568	65,144	(2.4)%
Other	13,161	13,084	0.6%

Total revenues	$299,294	$314,250	(4.8)%

Retail advertising revenues decreased $6.0 million, or 5.0%, in the second fiscal quarter of 2012 from the second fiscal quarter of 2011 primarily reflecting lower run-of-press (ROP) revenues in health, building and home centers and furniture and home furnishing as well as lower preprint revenues, partially offset by an increase in digital retail advertising revenues. Comparing the second fiscal quarter of 2012 to the same period in 2011, retail advertising revenues changed as follows: Print ROP advertising revenues decreased $3.1 million, or 6.0%, and preprint advertising revenues decreased $4.5 million, or 9.0%. Digital retail advertising revenues increased $1.6 million for the second fiscal quarter of 2012, or 8.5% from the second fiscal quarter of 2011, reflecting strong results from the Company’s dealsaver® group buying service.

National advertising revenues decreased $3.4 million, or 18.1%, in the second fiscal quarter of 2012, from the second fiscal quarter of 2011. The decline in total national advertising revenues was broad-based but was led by declines in the telecommunications segment. In the second fiscal quarter of 2012, print national advertising revenues declined 21.9%, and digital national advertising decreased 7.0% from the second fiscal quarter of 2011.

Classified advertising revenues decreased $4.7 million, or 7.1%, in the second fiscal quarter of 2012 from the second fiscal quarter of 2011. Print classified advertising declined $5.7 million in the second fiscal quarter of 2012, or 13.7%, while digital classified advertising increased $1.1 million, up 4.4%, from the second fiscal quarter of 2011. The increase in digital classified advertising primarily reflects stronger automotive advertising sales as discussed below. The following is a discussion of the major classified advertising categories for the second fiscal quarter of 2012:

•

Automotive advertising revenues decreased $0.1 million, or 0.5%, from the second fiscal quarter of 2011. Automotive advertising continues to migrate to digital advertising. As a result, print automotive advertising revenues declined

13.5%, while digital automotive advertising revenues were up 15.3% from the second fiscal quarter of 2011. This reflects growing sales of automobiles in the United States during the period, as well as the popularity of the Company’s Cars.com products with local auto dealerships.

•

Employment advertising revenues decreased $1.4 million, or 10.1%, from the second fiscal quarter of 2011, reflecting a continued slow recovery in employment across the Company’s markets. The declines were reflected both in print employment advertising revenues, down 14.1%, and digital employment advertising revenues, down 6.4%.

•

Real estate advertising revenues decreased $2.1 million, or 18.2%, from the second fiscal quarter of 2011 as this sector of the economy has also been slow to recover from the recession. Print real estate advertising revenues declined 24.3%, while digital advertising revenues declined 4.8%.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices, and miscellaneous advertising, was down $1.0 million, or 5.1%, in the second fiscal quarter of 2012 compared to the second fiscal quarter of 2011. Other classified print advertising revenues decreased 8.2% as compared to the second fiscal quarter of 2011, and other classified digital advertising revenues grew 7.4%.

Digital advertising revenues, which are included in each of the advertising categories discussed above, totaled $50.0 million in the second fiscal quarter of 2012, an increase of 4.9% as compared to the second fiscal quarter of 2011. Digital-only advertising revenues, which totaled $26.8 million in the second fiscal quarter of 2012, grew 16.8% from the second fiscal quarter of 2011, while digital advertising revenues sold in conjunction with print products declined 6.2% from the second fiscal quarter of 2011 as a result of fewer print advertising sales.

Direct marketing and other advertising revenues increased $0.6 million, or 1.8%, in the second fiscal quarter of 2012 from the second fiscal quarter of 2011. The growth primarily reflects continued success of the Company’s print and deliver program for small advertisers and its “Sunday Select” product. Sunday Select is a package of preprints delivered to non-newspaper subscribers upon request.

Circulation revenues in the second fiscal quarter of 2012 decreased $1.6 million, or 2.4%, from the second fiscal quarter of 2011, primarily reflecting lower circulation volumes, which was partially offset by selective price increases. The Company expects circulation volumes to remain lower in fiscal 2012 compared to fiscal 2011 as a result of selective price increases and the fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. The Company continues to look for new opportunities to increase circulation revenues, including digital subscriptions.

Operating Expenses:

Operating expenses in the second fiscal quarter of 2012 declined $12.8 million, or 4.7%, from the second fiscal quarter of 2011. Operating expenses in both fiscal quarters included restructuring-related severance as the Company continues to restructure its operations. The second fiscal quarter of 2012 also included $2.2 million of accelerated depreciation on equipment and moving expenses primarily related to the relocation of the Company’s Miami newspaper operations. The following table summarizes operating expenses, including the impact of restructuring charges and other items included in the operating expenses in the first fiscal quarters of 2012 and 2011 (in thousands):

	Quarter Ended
	June 24, 2012	June 26, 2011	Dollar Change
Operating expenses as reported	$256,359	$269,117	$(12,758)
Restructuring charges and other items	3,518	7,876	(4,358)

Compensation expense as reported	$108,086	$119,735	$(11,649)
Compensation-related restructuring charges	275	7,614	(7,339)

Compensation expenses decreased $11.7 million in the second fiscal quarter of 2012, or 9.7% from the second fiscal quarter of 2011 and included the restructuring charges discussed above. Payroll expenses in the second fiscal quarter were down 11.7% reflecting, in part, a 6.6% decline in average headcount. Fringe benefits costs in the second quarter of 2012 increased 1.6% mainly due to increased medical costs compared to the second fiscal quarter of 2011.

Newsprint, supplement and printing expense decreased 5.4% in the second fiscal quarter of 2012 as compared to the same period in 2011. Newsprint expense was down 8.7% in the second fiscal quarter of 2012 primarily reflecting lower newsprint usage and, to a lesser extent, lower newsprint prices. Supplement and printing expense increased 5.1% compared to the second fiscal quarter of 2011 reflecting lower supplement expenses offset by higher costs of outsourced printing compared to the second fiscal quarter of 2011. Depreciation and amortization expenses were up 1.5% from the second fiscal quarter of 2011 due to $2.0 million of accelerated depreciation in the 2012 quarter on certain assets at the Company’s Miami operations. Other operating costs increased 0.1% in the second fiscal quarter of 2012 as compared to the same quarter in 2011. Other operating costs in second fiscal quarter 2012 included $1.0 million of Miami-related moving costs.

Interest:

Interest expense was $30.6 million for the second fiscal quarter of 2012, down $14.1 million, or 31.5% compared to same period in 2011. This decrease was due to lower outstanding principal amounts of debt in the second quarter of 2012 and the reversal of $10.8 million in interest on taxes, due to certain state tax settlements and statute expiration benefits.

Equity Income:

Total income from unconsolidated investments was $9.3 million in the second fiscal quarter of 2012 compared to $9.5 million in the same period in 2011. Income from the Company’s internet-related investments continued to grow, but were offset by lower income from its joint venture in the Ponderay Newsprint Company (Ponderay) reflecting the impact of lower newsprint prices on Ponderay’s results.

Gain/Loss on Extinguishment of Debt:

The Company repurchased $35.0 million aggregate principal of notes at a price lower than par value and wrote off historical discounts related to the notes it purchased, which resulted in a gain on extinguishment of debt. This gain was offset by the write-off of fees related to the amendment of the Credit Agreement to reduce the size of the credit facility, as discussed below in Liquidity and Capital Resources. These combined events resulted in a net gain on the extinguishment of debt of $1.7 million in the second fiscal quarter of 2012. In the second fiscal quarter of 2011, the Company purchased $49.5 million aggregate principal amount of its outstanding debt securities at less than par value, but given the amount of related discounts written off on the bonds, the Company recorded a loss of $1.2 million in the second quarter of 2011.

Income Taxes:

The Company recorded an income tax benefit of $3.5 million with an effective benefit rate of 15.1%, for the second fiscal quarter of 2012. The benefit largely reflects the reversal of state tax reserves for favorable settlements of state tax issues, statute closures and to a lesser degree, lower taxes on discrete tax items. Excluding these items the effective tax rate was 42.6% and is higher than the federal statutory rate of 35% due primarily to state taxes, including certain state taxes that do not vary with net income.

In the second fiscal quarter of 2011, the Company recorded an income tax provision of $4.0 million on a pre-tax income of $8.9 million, representing an effective rate of 44.5%. The rate is higher than the federal statutory rate of 35.0% due primarily to state taxes, including certain state taxes that do not vary with net income.

First Six Months of 2012 Compared to First Six Months of 2011

The Company reported net income in the first six months of 2012 of $24.8 million or $0.29 per share. In the first six months of 2011 the Company reported net income of $3.0 million, or $0.04 per share. Net income in the first six months of both years was impacted by the events discussed in the quarterly results above.

Revenues:

Revenues in the first six months of 2012 were $587.6 million, down 4.9% from revenues of $618.0 million in the same period of 2011. Advertising revenues were $432.3 million, down 6.2% from advertising in the first six months of 2011, and circulation revenues were $130.0 million, down 1.0% from the first six months of 2011.

Advertising revenues represented 73.6% of total revenues in the first six months of 2012 compared to 74.6% in the same period of 2011. Retail advertising revenues were 51.4% of advertising in the first six months of 2012 compared to 51.0% in the 2011 first six months, while classified advertising comprised 27.8% of total advertising versus 28.3% of total advertising in the first six months of 2012 and 2011, respectively. National advertising revenues were 7.0% and 7.9% of total advertising in the first six months of 2012 and 2011, respectively. Direct marketing and other revenues were 13.7% and 12.7% of advertising in the first six months of 2012 and 2011, respectively.

Circulation revenues represented 22.1% of total revenues in the first six months of 2012 and were 21.2% of total revenues in the first six months of 2011.

The following summarizes the Company’s revenues by category, which compares the first six months of 2012 with the first six months of 2011 (dollars in thousands):

	Six Months Ended
	June 24, 2012	June 26, 2011	% Change
Advertising:
Retail	$222,049	$235,378	(5.7)%
National	30,320	36,637	(17.2)%
Classified:
Auto	41,034	41,256	(0.5)%
Employment	24,932	27,481	(9.3)%
Real estate	19,073	23,447	(18.7)%
Other	35,358	38,263	(7.6)%

Total classified	120,397	130,447	(7.7)%
Direct marketing and other	59,563	58,673	1.5%

Total advertising	432,329	461,135	(6.2)%
Circulation	129,971	131,311	(1.0)%
Other	25,295	25,538	(1.0)%

Total revenues	$587,595	$617,984	(4.9)%

Retail advertising revenues decreased $13.3 million, or 5.7%, from the first six months of 2012, largely reflecting the factors discussed in the quarterly results above. Print ROP advertising revenues decreased $7.8 million, or 7.8%, from the first six months of 2011 and preprint advertising revenues decreased $9.0 million, or 9.0%, from the first six months of 2011. Digital retail advertising revenues grew $3.4 million, or 9.6%, from the first six months of 2011 driven by increased banner and display advertisements and strong results from the Company’s dealsaver® group buying service.

National advertising revenues decreased $6.3 million, or 17.2%, from the first six months of 2011. The declines in total national advertising were primarily in the telecommunications segment. Print national advertising decreased $4.8 million, or 17.9%, while digital national advertising revenues decreased $1.5 million, or 15.5%, from the first six months of 2011.

Classified advertising revenues decreased $10.1 million, or 7.7%, from the first six months of 2011 and were impacted generally by the same factors discussed in the quarterly results above. Print classified advertising revenues declined $11.7 million, or 14.1%, while digital classified advertising revenues grew $1.6 million, or 3.4%, from the first six months of 2011. The following is a discussion of the major classified advertising categories for the first six months of 2012 compared to the same period in 2011:

•

Automotive advertising revenues decreased $0.2 million, or 0.5%, from the first six months of 2011 reflecting issues discussed in the quarterly results above. Print automotive advertising declined 12.1%, while digital advertising revenues grew 13.6%.

•

Employment advertising revenues decreased $2.5 million, or 9.3%, from the first six months of 2011 reflecting a national slowdown in hiring. The six-month declines were reflected both in print employment advertising revenues, down 12.5%, and digital employment advertising revenues, down 6.3%.

•

Real estate advertising revenues decreased $4.4 million, or 18.7%, from the first six months of 2011 reflecting the nationwide slowdown in home sales. In total, print real estate advertising revenues declined 24.1% while digital real estate advertising revenues increased 6.7%.

•

Other classified advertising revenues were down $2.9 million, or 7.6%, in the first six months of 2012 compared to the first six months of 2011. Print other classified advertising revenues decreased 11.0% while digital other classified advertising revenues increased 6.7%.

Digital advertising revenues, which are included in each of the advertising categories discussed above, totaled $96.6 million in the first six months of 2012 and increased 3.8% as compared to the first six months of 2011. Digital-only advertising revenues, which totaled $51.3 million in the first six months of 2012, grew 15.3% from the first six months of 2011, while digital advertising revenues sold in conjunction with print products declined 6.8% from the first six months of 2011 reflecting fewer print advertising sales.

Direct marketing and other advertising revenues increased $0.9 million, or 1.5%, from the first six months of 2011 reflecting new products as discussed in the quarterly results above.

Circulation revenues decreased $1.3 million, or 1.0%, from the first six months of 2011 primarily reflecting the impact of lower circulation volumes. The Company expects circulation volumes to remain lower in fiscal 2012 compared to fiscal 2011 reflecting primarily the fragmentation of audiences faced by all media as available outlets proliferate and readership trends change.

Operating Expenses:

Operating expenses in the first six months of 2012 included expenses associated with restructuring-related severance as well as accelerated depreciation on equipment and moving expenses in connection with the relocation of the Company’s Miami newspaper operations. Operating expenses in the first six months of 2011 included restructuring-related severance as well as charges related to real property in California and Texas that were sold for less than the carrying value as the Company continued to restructure its operations. The following table summarizes operating expenses, including the impact of these charges on operating expenses in 2012 and 2011 (in thousands):

	Six Months Ended
	June 24, 2012	June 26, 2011	Dollar Change
Operating expenses as reported	$516,685	$552,396	$(35,711)
Total restructuring charges and other items	7,582	22,727	(15,145)

Compensation expense as reported	$220,735	$244,092	$(23,357)
Compensation-related restructuring charges	1,446	12,163	(10,717)

Compensation expenses decreased $23.4 million, or 9.6%, from the first six months of 2011 Payroll was down 10.2% as compared to the first six months of 2011 reflecting an 8.3% decrease in average headcount in the first six months of 2012 as compared to the first six months of 2011. Fringe benefits costs decreased 6.5% from the 2011 period as the Company recorded lower retirement costs and medical costs in the first six months of 2012. (See Note 5 for an expanded discussion of retirement costs in 2012 compared to 2011.)

Newsprint, printing and supplement expenses were down 4.2% in the first six months of 2012 as compared to the same period in 2011 primarily reflecting lower newsprint usage. Depreciation and amortization expenses were flat in comparison to the first six months of 2011 reflecting the following: (i) the 2012 period included $4.2 million in accelerated depreciation on equipment primarily related to the relocation of the Miami operations and (ii) the Company curtailed capital expenditures in both periods due to adequate production capacity at its facilities. Other operating costs were down 5.3% in the first six months of 2012 as compared to the same period in 2011 reflecting company-wide efforts to reduce costs, including property taxes, insurance, marketing and professional services. These were offset by charges of $10.6 million primarily resulting from real property in California and Texas that was sold in the first six months of 2011. Other operating expenses excluding the impact of the charges on the excess property were down 5.7%.

Interest:

Interest expense was $73.1 million for the first six months of 2012, down 14.6% from the same period in 2011. Interest on debt was lower in the first six months of 2012 compared to the same period in 2011, as a result of lower outstanding principal amounts and the reversal of $10.8 million in interest on taxes due to certain state tax settlements and statue closure benefits.

Equity Income:

The Company reported income from unconsolidated investments of $15.4 million in the first six months of 2012 compared to $12.7 million in the same period in 2011 primarily due to growth at the Company’s internet-related investments.

Gain/Loss on Extinguishment of Debt:

During the first six months of 2012, the Company repurchased $70.5 million aggregate principal notes at a price lower than par value and wrote off historical discounts related to the notes it purchased. The Company also amended the Credit Agreement as discussed below in “Liquidity and Capital Resources” and together these events resulted in a net gain on the extinguishment of debt of $6.1 million for the six months ended June 24, 2012. In 2011, the Company purchased $77.9 million aggregate principal amount of its outstanding debt securities and recorded a loss of $2.5 million in the first six months of 2011.

Income Taxes:

The Company recorded an income tax benefit of $5.4 million or an effective benefit rate of 28.2% for the first six months of 2012. The benefit rate largely reflects the reversal of state tax reserves for favorable settlements of state tax issues, statute closures and to a lesser degree, lower taxes on discrete tax items. Excluding these items, the effective tax rate was 42.8% and is higher than the federal statutory rate of 35% due primarily to state taxes, including certain state taxes that do not vary with net income.

The Company recorded an income tax benefit of $12.6 million for an effective benefit rate of 131.3% for the first six months of 2011. The benefit included a favorable settlement of certain state tax issues in the first fiscal quarter of 2011. Excluding the impact of this settlement and other immaterial items, the effective benefit rate was 42.8% and is higher than the federal statutory rate of 35% primarily due to state taxes, including certain state taxes that do not vary with net income.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity and Capital Resources:

The Company’s cash and cash equivalents were $37.7 million as of June 24, 2012, compared to $58.9 million of cash at June 26, 2011, and $86.0 million at the end of fiscal 2011.

Operating Activities:

The Company generated $23.2 million of cash from operating activities in the first six months of 2012 compared to using $95.5 million of cash from operations in the first six months of 2011. The increase in cash generated from operations is primarily due to the difference in contributions to its pension plan as discussed below.

The Company made a $40.0 million cash contribution to its defined benefit pension plan in January 2012 to meet its required contribution for 2012, while in the first six months of 2011 the Company made a voluntary cash contribution of $163.0 million. Earlier in 2011, the Company contributed certain of its real property to meet its required funding (a non-cash transaction). The property contributed in 2011 was appraised at $49.7 million and is discussed further in Note 5 to the condensed consolidated financial statements.

As of December 25, 2011, the projected benefit obligations of the Company’s qualified pension plan exceeded plan assets by $422.5 million. Legislation enacted in the second quarter of 2012, has mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans. The new legislation and calculation will use historical averages of long-term highly-rated corporate bonds (within ranges as defined in the legislation), which will result in the application of a higher discount rate to determine the projected benefit obligations for funding than generally accepted accounting principles requires based on current accounting pronouncements and current long-term interest rates.

The Pension Relief Act of 2010 (PRA) provided relief with respect to the funding requirements of the qualified defined benefit pension plan, and under the PRA, the Company elected an option that allows the required contributions related to its 2009 and 2011 plan years to be paid over 15 years. Even with the relief provided by the two legislative rules discussed above, based on the current funding position of the pension plan, management expects future contributions will be required. Management believes that contributions in future years will be manageable using the Company’s expected cash from operations.

While amounts of future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the pension plan and future government regulations, the Company estimates that a total of approximately $35 million will be required to be contributed to the qualified defined benefit plan over 2013 and 2014. The timing and amount of these payments reflects actuarial estimates the Company believes to be reasonable but are subject to changes in estimates. Management believes cash from operations will be sufficient to satisfy its contribution requirements.

Investing Activities:

The Company used $16.4 million of cash from investing activities in the first six months of 2012, of which the Company used $13.0 million for the purchase of property plant and equipment. The Company expects capital expenditures to be approximately $40.0 million in 2012, including the capital expenditures related to the new Miami facilities. (See Note 2 to the condensed consolidated financial statements for a greater discussion of the Miami facilities being built.)

Financing Activities:

The Company used $55.2 million from financing activities in the first six months of 2012. The Company repurchased $70.5 million of aggregate principal amount of bonds for $59.2 million in cash in privately negotiated transactions in the first six months of 2012. In the second fiscal quarter of 2012, the Company received the final payment of $6.0 million from the sale of the Miami land and building.

The Company expects that most of its free cash flow generated from operations in the foreseeable future will be used to repay debt, fund its capital expenditures and make required contributions to its defined benefit pension plan. Management believes that free cash flow is adequate to meet the liquidity needs of the Company over the next 12 months.

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

On June 22, 2012, the Company further amended the Credit Agreement to reduce the size of the revolving loan facility from $125.0 million to $36.1 million to cover the Company’s issuances of standby letters of credit and to extend the maturity of the Credit Agreement to January 31, 2015. The new committed amount will only be available for the issuance of standby letters of credit. At June 24, 2012, the Company had outstanding letters of credit under the Credit Agreement totaling $36.1 million securing estimated obligations arising from insurance claims.

Fees for letters of credit under the Credit Agreement range from 425 basis points to 575 basis points. In each case, the applicable spread is based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). A commitment fee for the unused credit commitments is priced at 50 basis points to 75 basis points based upon the Company’s consolidated total leverage ratio (as defined in the Credit Agreement). As of June 24, 2012, the Company paid fees on the letters of credit under the Credit Agreement at a rate of 425 basis points and no significant unused commitments existed.

The Credit Agreement contains quarterly financial covenants including requirements that the Company maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 1.50 to 1.00. The Company is required to maintain a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 6.25 to 1.00 from the quarter ending in June 2012 through the quarter ending in December 2012, decreasing to 6.00 to 1.00 thereafter. Under the Credit Agreement, the Company is required to maintain at least $10.0 million of cash equivalents (as defined in the Credit Agreement) as of the last day of each fiscal quarter beginning in the quarter ending in December 2012. The Credit Agreement includes limitations on additional debt.

The Credit Agreement also prohibits the payment of a dividend if a payment would be not be permitted under the indenture for the 2017 Notes (discussed below). Dividends under the indenture for the 2017 Notes are allowed as a “Restricted Payment” if the consolidated leverage ratio (as defined in the Credit Agreement and the indenture) is less than 5.50 to 1.00 or the priority leverage ratio (as defined in the indenture) is less than 3.25 to 1.00.

At June 24, 2012, the Company’s consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.24 to 1.00, its consolidated leverage ratio (as defined in the Credit Agreement) was 4.57 to 1.00 and the Company was in compliance with all of its financial covenants. Because of the significance of the Company’s outstanding debt, remaining in compliance with debt covenants is critical to the Company’s operations. If revenue declines continue beyond those currently anticipated, the Company expects to continue to restructure operations and reduce debt to maintain compliance with its covenants.

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

Substantially all of the Company’s subsidiaries have guaranteed the Company’s obligations under the Credit Agreement and the 2017 Notes. In addition, the Company has granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 2017 Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any land, buildings, machinery and equipment (PP&E) and any leasehold interests and improvements with respect to such PP&E, which would be reflected on a consolidated balance sheet of the Company and its subsidiaries, and shares of stock and indebtedness of the subsidiaries of the Company.

Off-Balance-Sheet Arrangements:

As of June 24, 2012, the Company did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

As of June 24, 2012, the Company’s contractual obligations were reduced from the end of fiscal 2011 by the following:

•	repayment of $70.5 million in debt principal in the first six months of 2012, and

•	reduction in the underfunded pension liability for the qualified defined benefit pension plan by $40.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s outstanding debt is composed of fixed-rate bonds and, therefore, such debt is not subject to interest rate fluctuations.

The discount rate used to measure the Company’s obligations under its qualified defined benefit pension plan is generally based upon long-term interest rates on highly-rated corporate bonds. As a result, changes in long-term interest rates may have a significant impact on the funding position of the Company’s qualified defined pension plan. Management estimates that a 1.0% increase in its discount rate could decrease its pension obligations by approximately $200 million.

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

Changes in Internal Control Over Financial Reporting:

There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s quarterly financial results have fluctuated in the past and will fluctuate in the future. As a result, you should not rely upon past quarterly financial results as indicators of future performance.

The Company’s financial results in any given quarter can be influenced by numerous factors, many of which the Company are unable to predict or are outside of the Company’s control, including:

•	the timing of investments, restructuring plans and capital expenditures;

•	expenses associated with long-term plans, including the Company’s construction of and relocation to a new production facility and offices in Miami;
•	the Company’s ability to implement cost controls; and
•	the effect of the overall economy on revenues, particularly advertising revenues related to employment, real estate and consumer goods.

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

The Company recorded masthead impairment charges of $2.8 million in fiscal 2011, $59.6 million in fiscal 2008 and $3.0 billion of goodwill and masthead impairment charges in fiscal 2007 reflecting the economic downturn and the decline in the price of the Company’s publicly traded common stock. The Company currently has goodwill of $1.0 billion. Further erosion of general economic, market or business conditions could have a negative impact on the Company’s business and stock price, which may require the Company to record additional impairment charges in the future.

The Company has $1.6 billion in total consolidated debt, which subjects the Company to significant financial risk.

As of June 24, 2012, the Company had approximately $1.6 billion in total principal indebtedness outstanding. This level of debt increases the Company’s vulnerability to general adverse economic and industry conditions. Higher leverage ratios could affect the Company’s future ability to refinance maturing debt or the ultimate structure of such refinancing. In addition, the Company’s credit ratings could affect its ability to refinance its debt.

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

As of June 24, 2012, the Company had approximately $1.6 billion in total principal indebtedness, consisting of $846 million of publicly-traded senior secured notes and $718 million of unsecured publicly-traded notes maturing in 2014, 2017, 2027 and 2029. While cash flow should permit the Company to lower the amount of this debt before it matures, a significant portion of this debt will probably need to be refinanced in the future. Access to the capital markets for longer-term financing may be restricted if disruptions in the capital and credit markets occur again as were experienced during 2008 and 2009.

The Company requires newsprint for operations and, therefore, its operating results may be adversely affected if the price of newsprint increases.

Newsprint is the major component of the Company’s cost of raw materials. Newsprint accounted for 13.6% of McClatchy’s operating expenses in the second fiscal quarter of 2012. Accordingly, earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

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

If McClatchy experiences labor unrest, its ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm the Company’s operating results. The Company’s newspapers have not endured a labor strike for decades. However, management cannot ensure that a strike will not occur at one or more of the Company’s newspapers in the future. As of June 24, 2012, approximately 6.2% of full-time and part-time employees were represented by unions. Most of the Company’s union-represented employees are currently working under labor agreements, with expiration dates through 2014. McClatchy faces collective bargaining upon the expirations of these labor agreements. Even if its newspapers do not suffer a labor strike, the Company’s operating results could be harmed if the results of labor negotiations restrict its ability to maximize the efficiency of its newspaper operations.

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

The excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. Legislation enacted, in the second quarter of 2012, has mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans. The new legislation and calculation will use historical averages of long-term highly-rated corporate bonds (within ranges as defined in the legislation) which will have an impact of applying a higher discount rate to determine the projected benefit obligations for funding than for generally accepted accounting principles based on current accounting pronouncements and current long-term interest rates. Also, the Pension Relief Act of 2010 (PRA) provided relief in the funding requirements of the qualified defined benefit pension plan, and the Company has elected an option that allows the funding related to its 2009 and 2011 plan years required contributions to be paid over 15 years. However, even with the relief provided by these legislative rules, management expects future contributions to be required. In addition, poor capital market performance and/or lower long-term interest rates may result in greater annual contribution requirements.

The Company has invested in certain internet ventures, but such ventures may not be as successful as expected, which could adversely affect the results of operations of the Company.

The Company continues to evaluate its business and make strategic investments in digital ventures, either alone or with partners, to further its growth in its digital businesses. In 2011, McClatchy invested in ShopCo, LLC, a partnership with several other leading media and publishing companies, which provides its Find n Save shopping portal with significant scale. The Company also has investments in CareerBuilder.com, Classified Ventures, LLC, which operates Cars.com, Apartments.com and other classified websites, and HomeFinder.com. There can be no assurances that the Company will receive a return on these investments or that they will result in advertising growth or will produce equity income or capital gains in future years.

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

ITEM 5. OTHER INFORMATION

In June 2011, the Financial Accounting Standards Board issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in previous guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. This amended guidance was effective for the Company’s first fiscal quarter of 2012.

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

ITEM 6. EXHIBITS

Exhibits filed as part of this Report as listed in the Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant

August 3, 2012	/s/Patrick J. Talamantes

Date	Patrick J. Talamantes Chief Executive Officer

August 3, 2012	/s/R. Elaine Lintecum

Date	R. Elaine Lintecum Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder, Inc., included as Exhibit 2.1 in the Company’s Current Report on Form 8-K filed March 12, 2006.

3.1*	The Company’s Restated Certificate of Incorporation dated June 26, 2006, included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006.

3.2*	The Company’s Bylaws as amended and restated effective March 20, 2012, included as Exhibit 3.1 in the Company’s Current Report on Form 8-K filed March 22, 2012.

10.1*	Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on February 17, 2010.

10.2*	Amendment No 1 to the Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer included as Exhibit 10.1 in the Company’s Form 8-K filed on December 20, 2010.

10.3*	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement, included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.4*	Commitment Reduction and Amendment and Restatement Agreement, dated as of June 22, 2012, among the Company and Bank of America, N.S., as Administrative Agent included as Exhibit 10.1 in the Company’s Form 8-K filed June 25, 2012.

10.5*	Second Amended and Restated Credit Agreement, dated as of June 22, 2012, among the Company, the lenders from time to time party thereto, and Bank of America, N.A., Administrative Agent and L/C Issuer included as Exhibit 10.2 in the Company’s Form 8-K filed June 25, 2012.

10.6*	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent, included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008.

10.7*	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.8*	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder, Inc. included as Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending on June 25, 2006.

10.9*	Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on February 9, 2010.

Exhibit	Description

10.10*	Indenture, dated February 11, 2010, among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.1 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

10.11*	Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J.P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017 included as Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on February 17, 2010.

10.12*	The McClatchy Company Management by Objective Plan Description included as Exhibit 10.4 in the Company’s Report filed on Form 10-K for the Year ending December 30, 2000.

**10.13*	The Company’s Amended and Restated Long-Term Incentive Plan included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 23, 2005.

**10.14*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan, included as Exhibit 10.26 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

**10.15*	Amended and Restated Supplemental Executive Retirement Plan included as Exhibit 10.4 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.16*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on February 10, 2009.

**10.17*	Amended and Restated McClatchy Company Benefit Restoration Plan included as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on July 29, 2011.

**10.18*	Amended and Restated McClatchy Company Bonus Recognition Plan included as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on July 29, 2011.

**10.19*	Amended and Restated 1994 Stock Option Plan included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed for the Quarter Ending on July 1, 2001.

**10.20*	The Company’s 2004 Stock Incentive Plan, as amended and restated included as Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 29, 2008.

**10.21*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company’s 2004 Stock Incentive Plan included as Exhibit 10.25 in the Company’s Report on Form 10-K for the year ending December 30, 2007.

**10.22*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2004.

**10.23*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005.

Exhibit	Description

**10.24*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2009.

**10.25*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2012 Omnibus Incentive Plan included as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 18, 2012.

**10.26*	Form of Stock Appreciation Right Agreement under The McClatchy Company 2012 Omnibus Incentive Plan included as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 18, 2012.

**10.27*	Employment Agreement between the Company and Patrick Talamantes dated May 16, 2012, included as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2012.

**10.28*	2012 Senior Executive Retention Bonus Plan included as Exhibit 10.4 on the Company’s Current Report on Form 8-K filed on May 18, 2012.

**10.29*	Form of Indemnification Agreement between the Company and each of its officers and directors, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2005.

**10.30*	Amended and Restated 1997 Stock Option Plan included as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ending December 29, 2002.

**10.31*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007, included as Exhibit 10.16 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.32*	The Company’s Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998, included as Exhibit 10.12 to the Company’s Report on Form 10-K for the year ending December 31, 1997.

**10.33*	The Company’s Amended and Restated 2001 Director Stock Option Plan, included as Exhibit 10.13 to the Company’s Report on Form 10-K for the year ending December 25, 2005.

**10.34*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007, included as Exhibit 10.18 to the Company’s Report on Form 10-K for the year ending December 31, 2006.

**10.35*	The Company’s Amended and Restated Employee Stock Purchase Plan, included as Exhibit 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 29, 2008.

10.36*	Purchase and Sale Agreement Between the Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011, included as Exhibit 10.42 in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 26, 2011.

Exhibit	Description

31.1	Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1***	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

32.2***	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference

**	Compensation plans or arrangements for the Company’s executive officers and directors

***	Furnished, not filed.