Form 10-Q
period 2012-09-23
MCCLATCHY CO
filed 2012-11-01
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 23, 2012

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ☐  No ☒

As of October 26, 2012, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	61,090,070
Class B Common Stock	24,800,962

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011
REVENUES - NET:
Advertising	$212,023	$224,222	$644,352	$685,357
Circulation	62,772	64,071	192,743	195,382
Other	12,670	11,926	37,965	37,464
	287,465	300,219	875,060	918,203
OPERATING EXPENSES:
Compensation	108,421	108,751	329,156	352,843
Newsprint, supplements and printing expenses	33,058	35,238	102,365	107,561
Depreciation and amortization	30,741	29,618	92,304	91,202
Other operating expenses	82,766	81,169	247,846	255,566
	254,986	254,776	771,671	807,172

OPERATING INCOME	32,479	45,443	103,389	111,031

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(39,718)	(42,052)	(112,825)	(127,695)
Interest income	20	12	70	59
Gain (loss) on extinguishment of debt	(12)	(13)	6,074	(2,492)
Equity income in unconsolidated companies, net	11,728	8,608	27,080	21,280
Other - net	40	40	83	265
	(27,942)	(33,405)	(79,518)	(108,583)
Income before income tax provision (benefit)	4,537	12,038	23,871	2,448
Income tax provision (benefit)	(556)	2,639	(6,000)	(9,936)
NET INCOME	$5,093	$9,399	$29,871	$12,384

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unamortized gain (loss)/prior service credit, net of taxes of $(1,100), $(611), $(3,299) and $11,746	1,650	948	4,949	(17,574)
Other comprehensive income (loss) related to investment in unconsolidated companies, net of taxes of $(140), $381, $721 and $82	211	(572)	(1,081)	(124)
Other comprehensive income (loss)	1,861	376	3,868	(17,698)
Total comprehensive income (loss)	$6,954	$9,775	$33,739	$(5,314)

Basic earnings per common share	$0.06	$0.11	$0.35	$0.15
Diluted earnings per common share	$0.06	$0.11	$0.35	$0.14

Weighted average number of common shares used to calculate basic and diluted earnings per share:
Basic	85,840	85,300	85,691	85,147
Diluted	86,369	86,064	86,417	86,002

See notes to condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited; Amounts in thousands, except share amounts)

	September 23,	December 25,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$15,749	$86,020
Trade receivables (net of allowances of $7,347 in 2012 and $7,341 in 2011)	141,326	179,046
Other receivables	10,980	13,990
Newsprint, ink and other inventories	32,291	28,842
Deferred income taxes	16,605	16,605
Other current assets	15,958	20,473
	232,909	344,976

Property, plant and equipment, net	733,065	760,977
Intangible assets:
Identifiable intangibles – net	543,349	586,160
Goodwill	1,012,011	1,012,011
	1,555,360	1,598,171
Investments and other assets:
Investments in unconsolidated companies	328,903	304,893
Other assets	39,215	31,042
	368,118	335,935
	$2,889,452	$3,040,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,712	$44,727
Accrued pension liabilities	7,323	37,462
Accrued compensation	40,394	42,928
Income taxes payable	1,390	13,063
Unearned revenue	72,375	73,352
Accrued interest	17,401	49,686
Other accrued liabilities	17,732	15,676
	210,327	276,894
Non-current liabilities:
Long-term debt	1,515,619	1,577,476
Deferred income taxes	129,773	139,296
Pension and postretirement obligations	492,051	516,668
Financing obligations	279,175	272,795
Other long-term obligations	52,208	81,743
	2,468,826	2,587,978
Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 61,792,566 in 2012 and 60,865,566 in 2011)	618	609
Class B (authorized 60,000,000 shares, issued 24,800,962 in 2012 and 2011)	248	248
Additional paid-in capital	2,221,664	2,219,161
Accumulated deficit	(1,666,161)	(1,696,032)
Treasury stock at cost, 704,211 shares in 2012 and 260,170 shares in 2011	(2,284)	(1,145)
Accumulated other comprehensive loss	(343,786)	(347,654)
	210,299	175,187
	$2,889,452	$3,040,059

See notes to condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended
	September 23,	September 25,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,871	$12,384
Reconciliation to net cash from operations:
Depreciation and amortization	92,304	91,202
(Gain) loss on disposal of equipment	(395)	9,131
Retirement benefit expense	1,312	1,988
Contribution to qualified defined benefit pension plan	(40,000)	(163,000)
Stock-based compensation expense	2,734	4,071
Equity income in unconsolidated companies	(27,080)	(21,280)
(Gain) loss on extinguishment of debt	(6,074)	2,492
Other	1,069	(7,700)
Changes in certain assets and liabilities:
Trade receivables	37,720	44,595
Inventories	(3,449)	4,382
Other assets	(2,591)	2,789
Accounts payable	5,417	(10,177)
Accrued compensation	(2,673)	(25,774)
Income taxes	(56,598)	(22,428)
Other liabilities	(26,305)	(40,710)
Net cash provided by (used in) operating activities	5,262	(118,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,979)	(10,680)
Proceeds from sale of equipment and other	1,361	11,863
Purchase of certificate of deposits	(2,222)	-
Equity investments and other-net	700	893
Net cash provided by (used in) investing activities	(19,140)	2,076

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of privately held 15.75% notes due 2014	-	(447)
Repurchase of public notes and related expenses	(59,243)	(111,707)
Payment of financing costs	(611)	(2,552)
Proceeds from financing obligation related to Miami transaction	6,000	230,000
Other	(2,539)	320
Net cash provided by (used in) financing activities	(56,393)	115,614
Decrease in cash and cash equivalents	(70,271)	(345)
Cash and cash equivalents at beginning of period	86,020	17,508
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,749	$17,163

OTHER CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$35,945	$26,934
Interest (net of capitalized interest)	139,437	146,679
Other non-cash financing activities:
Financing obligation for contribution of real property to pension plan	$-	$49,710
Reduction of pension obligation	-	(49,710)
Non-refundable deposit offset against carrying value of land	-	(16,500)
Increase in PP&E for land transferred from other assets	-	116,000

See notes to condensed consolidated financial statements

THE MCCLATCHY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

The McClatchy Company (the “Company,” “we” or “our”) is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets we serve.  As the third largest newspaper company in the United States, our operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services.  Our largest newspapers include The Miami Herald, The Sacramento Bee, Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer and The News & Observer in Raleigh, N.C.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder LLC, which operates the nation’s largest online job site, CareerBuilder.com, 25.6% of Classified Ventures LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com, and 33.3% of HomeFinder LLC, which operates the online real estate website HomeFinder.com.  We are listed on the New York Stock Exchange under the symbol MNI.

The condensed consolidated financial statements include the Company and our subsidiaries.  Intercompany items and transactions are eliminated.  In preparing the financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2011.

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their fair values. At September 23, 2012, we had five stock-based compensation plans. Total stock-based compensation expense for the periods presented in this report is summarized below:

	Quarter Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
(in thousands)	2012	2011	2012	2011
Stock-based compensation expense	$940	$1,376	$2,734	$4,071

Income Taxes

We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

We recognize accrued interest related to unrecognized tax benefits in interest expense.  Accrued penalties are recognized as a component of income tax expense.

Fair Value of Financial Instruments

We account for certain assets and liabilities at fair value.  The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

Level 1 – Unadjusted quoted prices available in active markets for identical investments as of the reporting date.

Level 2 – Observable inputs to the valuation methodology are other than Level 1 inputs and are either directly or indirectly observable as of the reporting date and fair value can be determined through the use of models or other valuation methodologies.

Level 3 – Inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability, and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability including assumptions regarding risk.

Our policy is to recognize significant transfers between levels at the actual date of the event or circumstance that caused the transfer.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments, which are considered Level 1 measurements:

Cash and cash equivalents, accounts receivable, certificate of deposits (in other assets) and accounts payable.  The carrying amount of these items approximates fair value.

Long-term debt.  The fair value of long-term debt is determined based on a number of observable inputs, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt.  At September 23, 2012, the estimated fair value and carrying value of long-term debt was $1.5 billion.

Earnings Per Share (EPS)

Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options, restricted stock units and restricted stock and are computed using the treasury stock method. Anti-dilutive common stock equivalents are excluded from diluted EPS. The weighted average anti-dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation for the applicable period is summarized below:

	Quarter Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
(shares in thousands)	2012	2011	2012	2011
Anti-dilutive stock options	6,654	6,551	6,322	5,791

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a single authoritative guidance on a framework on how to measure fair value and on what disclosures to provide about fair value measurements.  The FASB also clarified existing fair value measurement disclosures and made other amendments to current guidance.  These amended standards and the adoption of this disclosure-only guidance became effective in the first quarter of 2012 and did not have a material impact on our consolidated financial results or disclosures.

In June 2011, the FASB issued guidance that revised the manner in which entities present comprehensive income in their financial statements.  The new guidance removed the presentation options in previous guidance and required entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The new guidance did not change the items that must be reported in other comprehensive income.  This amended guidance was effective in the first quarter of 2012 and did not have a material impact on our consolidated financial results or disclosures.

2.  INVESTMENTS IN UNCONSOLIDATED COMPANIES AND MIAMI LAND AND BUILDING

Investments

We use the equity method of accounting on significantly all of our ownership interests and investments in unconsolidated companies and joint ventures.  The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	September 23,	December 25,
Company	Interest	2012	2011
CareerBuilder, LLC	15.0	$227,936	$218,805
Classified Ventures, LLC	25.6	82,409	66,886
HomeFinder, LLC	33.3	2,862	1,628
Seattle Times Company (C-Corporation)	49.5	-	-
Ponderay (general partnership)	27.0	10,791	11,800
Other	Various	4,905	5,774
		$328,903	$304,893

During the nine months ended September 23, 2012, our proportionate share of net income from certain investees listed in the table above was greater than 20% of our consolidated net income before taxes. Summarized income statement information for these companies is as follows:

	Nine Months Ended
	September 23,	September 25,
(in thousands)	2012	2011
Revenues	$919,407	$844,355
Operating income	158,325	128,937
Net income	155,856	136,053

Miami Land and Building

On January 31, 2011, our contract to sell certain land in Miami terminated pursuant to its terms because the buyer (“developer”) did not consummate the transaction by the closing deadline in the contract (“Miami Contract”).  Under the terms of the Miami Contract, we are entitled to receive a $7.0 million termination fee and we have filed a claim against the developer to obtain the payment.  As of September 23, 2012, we have not received the payment nor have we recorded any amounts in our financial statements related to this fee pending the resolution of this claim.  We previously received approximately $16.5 million in nonrefundable deposits, which we used to repay debt.

On May 27, 2011, we sold 14.0 acres of land in Miami, including a building, which holds the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million.  Approximately 9.4 acres of this Miami land was previously subject to the terminated Miami Contract discussed above.  We received cash proceeds of $230.0 million.  The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of our Miami operations.  In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

As part of the sale transaction, The Miami Herald Media Company will continue to operate from its existing location through May 2013 rent-free.  As a result of our continuing involvement in the property and given the fact that we will not pay rent during this period, the sale was treated as a financing transaction.  Accordingly, we will continue to depreciate the carrying value of the building until our operations are moved.  In addition, we have recorded a $236.0 million liability (in financing obligations) equal to the sales proceeds received of $230.0 million plus the $6.0 million received from the escrow account for reimbursement of moving expenses.  We are imputing rent based on comparable market rates, which will be reflected as interest expense until the operations are moved.  As of September 23, 2012, no gain or loss has been recognized on the transaction.  We expect to recognize a gain of approximately $10 million at the time the operations are moved since there will no longer be a continuing involvement with the Miami property.

In the first quarter of 2012, we purchased approximately 6.1 acres of land located in Doral, Florida, for approximately $3.1 million.  We are building a new production facility on this site for our Miami newspaper operations.  In January 2012, we also entered into an operating lease for a two-story office building adjacent to the future production facility.

The operating lease on the office building has initial annual base lease payments of $1.8 million beginning in May 2013, when the building is expected to be occupied.  Total costs related to relocating the Miami newspaper operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation and moving expenses, are estimated to be as follows:

•                  Net cash outlays for capital expenditures related to the new facilities are estimated to be $33 million.  We began incurring these costs in the first quarter of 2012.

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

The relocation of the Miami newspaper operations is expected to be completed in May 2013 and related costs and expenses are expected to be incurred through the third quarter of 2013.

3.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following:

	September 23, 2012
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(464,177)	$339,663
Other	31,121	(31,022)	99
Total	$834,961	$(495,199)	339,762

Other intangible assets not subject to amortization:
Newspaper mastheads			203,587
Total intangible assets			543,349
Goodwill			1,012,011
Total intangible assets and goodwill			$1,555,360

	December 25, 2011
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Advertiser and subscriber lists	$803,840	$(421,392)	$382,448
Other	31,121	(30,996)	125
Total	$834,961	$(452,388)	$382,573

Other intangible assets not subject to amortization:
Newspaper mastheads			203,587
Total intangible assets			586,160
Goodwill			1,012,011
Total intangible assets and goodwill			$1,598,171

Changes in indefinite lived intangible assets and goodwill as of September 23, 2012 consisted of the following:

	Original Gross	Accumulated	Carrying
(in thousands)	Amount	Impairment	Amount
Mastheads	$683,000	$(479,413)	$203,587
Goodwill	3,587,007	(2,574,996)	1,012,011
Total	$4,270,007	$(3,054,409)	$1,215,598

Amortization expense with respect to intangible assets is summarized below:

	Quarter Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
(in thousands)	2012	2011	2012	2011
Amortization expense	$14,251	$14,335	$42,811	$44,015

The estimated remaining amortization expense for the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2012 (remainder)	$15,348
2013	57,004
2014	52,524
2015	48,030
2016	47,721

4.   LONG-TERM DEBT

As of September 23, 2012 and December 25, 2011, our long-term debt consisted of the following:

		Carrying Value
	Face Value at September 23,	September 23,	December 25,
(in thousands)	2012	2012	2011
Notes:
11.50% senior secured notes due in 2017	$846,000	$839,758	$843,652
4.625% notes due in 2014	66,438	64,015	77,406
5.750% notes due in 2017	286,138	272,837	318,624
7.150% debentures due in 2027	89,188	83,185	82,891
6.875% debentures due in 2029	276,230	255,824	254,903
Long-term debt	$1,563,994	$1,515,619	$1,577,476

During the nine months ended September 23, 2012, we repurchased $70.5 million of notes in privately negotiated transactions, as follows:

(in thousands)	Face Value
11.50% senior secured notes due in 2017	$5,000
4.625% notes due in 2014	15,000
5.750% notes due in 2017	50,500
Total notes repurchased	$70,500

We repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, which resulted in a gain on extinguishment of debt.  This gain was offset by the write-off of fees related to the Second Amended and Restated Credit Agreement described below.  These combined events resulted in a net gain on the extinguishment of debt of $6.1 million for the nine months ended September 23, 2012.

Our outstanding notes are stated net of unamortized discounts totaling $48.4 million and $57.0 million as of September 23, 2012 and December 25, 2011, respectively.

Debt Refinancing

On June 22, 2012, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to amend and replace our Amended and Restated Credit Agreement from January 26, 2010.  The Credit Agreement terms, among other things, (i) reduced the size of the revolving loan facility from $125.0 million to $36.1 million to cover our issuances of standby letters of credit and (ii) extended the maturity of the Credit Agreement to January 31, 2015.  The new committed amount is only available for the issuance of standby letters of credit. At September 23, 2012, we had outstanding standby letters of credit, under the Credit Agreement, totaling $36.1 million securing estimated obligations arising from insurance claims.

The Credit Agreement contains quarterly financial covenants including requirements that we maintain a defined minimum consolidated interest coverage ratio of 1.50 to 1.00.  We are required to maintain a defined maximum consolidated leverage ratio of 6.25 to 1.00 from the quarter ending in June 2012 through the quarter ending in December 2012, decreasing to 6.00 to 1.00 thereafter.  Under the Credit Agreement, we are required to maintain at least $10.0 million of cash equivalents as of the last day of each fiscal quarter beginning in the quarter ending in December 2012 and thereafter.  The Credit Agreement includes limitations on additional indebtedness.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the senior secured notes (discussed below).  Dividends under the indenture for the senior secured notes are allowed as a “Restricted Payment” if the consolidated leverage ratio (as defined in the Credit Agreement and the indenture) is less than 5.50 to 1.00 and the priority leverage ratio (as defined in the indenture) is less than 3.25 to 1.00.  At September 23, 2012, we were in compliance with all financial debt covenants.

Senior Secured Notes

Our aggregate principal amount of senior secured notes, are governed by an indenture, which includes a number of covenants that are applicable to the Company and our restricted subsidiaries.  The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the senior secured notes.  These covenants include, among other things, restrictions on the ability to incur additional debt; make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and our subsidiaries’ assets, taken as a whole.

Substantially all of our subsidiaries guarantee the obligations under the senior secured notes and the Credit Agreement (collectively, “senior secured debt”).  We own 100% of each of the guarantor subsidiaries.  Following the sale of land in Miami (see Note 2) on May 27, 2011, we have no significant independent assets or operations separate from the subsidiaries that guarantee our senior secured debt.  The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and any of our subsidiaries, other than the subsidiary guarantors, are minor.

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the senior secured notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt.  The security interest does not include any land; buildings; machinery and equipment (“PP&E”); leasehold interests and improvements with respect to such PP&E, which would be reflected on our consolidated balance sheet; and shares of stock and indebtedness of our subsidiaries.

5.  EMPLOYEE BENEFITS

We have a qualified defined benefit pension plan (“Plan”) covering substantially all of our employees who began their employment prior to March 31, 2009.  Effective March 31, 2009, the Plan was frozen such that no new participants may enter the Plan and no further benefits will accrue.  However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide key employees hired prior to March 31, 2009, with additional retirement benefits.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The elements of retirement expense are as follows:

	Quarter Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
(in thousands)	2012	2011	2012	2011
Service cost	$1,385	$1,416	$4,155	$4,184
Interest cost	22,974	23,361	68,923	69,599
Expected return on plan assets	(26,940)	(27,844)	(80,820)	(76,407)
Prior service cost amortization	4	3	11	11
Actuarial loss	3,172	1,951	9,515	4,776
Net pension expense (benefit)	595	(1,113)	1,784	2,163
Net post-retirement benefit	(157)	(58)	(472)	(175)
Total retirement expenses (benefits)-net	$438	$(1,171)	$1,312	$1,988

In addition, we provide for or subsidize post-retirement health care and certain life insurance benefits for certain eligible employees and retirees, and we have a deferred compensation plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We temporarily suspended our matching contribution to the 401(k) plan in 2009 and as of September 23, 2012, we have not reinstated that benefit.

Contribution of Cash and Real Property to Qualified Defined Benefit Plan

In January 2011, we contributed owned real property from seven locations to our Plan.  The Plan obtained independent appraisals of the property and, based on these appraisals, recorded the contribution at the fair value of $49.7 million.  We entered into leases for the seven contributed properties for 10 years and expect to continue to use the seven properties in our newspaper operations.  The properties are managed on behalf of the Plan by an independent fiduciary.

The contribution and leaseback of the properties was treated as a financing transaction and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements.  No gain or loss has been recognized on the contribution.  Our pension obligation was reduced by $49.7 million and a long-term and short-term financing obligation was recorded on the date of the contribution.  The financing obligation is reduced by a portion of the lease payments made to the Plan each month.  The balance of this obligation at September 23, 2012, was $46.8 million.

In May 2011, we used proceeds from the sale of property in Miami (see Note 2) to contribute $163.0 million to the Plan.  In addition, in January 2012, we contributed $40.0 million of cash to the Plan.  We do not currently intend to make any additional contributions to the Plan during fiscal 2012.

6.     COMMITMENTS AND CONTINGENCIES

We are subject to a variety of legal proceedings (including libel, employment, wage and hour, independent contractor and other legal actions) and governmental proceedings (including environmental matters) that arise from time to time in the ordinary course of our business.  We are unable to estimate the amount or range of reasonably possible losses.  However, we currently believe, after reviewing such actions with counsel, that the expected outcome of pending actions will not have a material effect on our condensed consolidated financial statements.  No material amounts for any losses from litigation that may ultimately occur have been recorded in the condensed consolidated financial statements as we believe that any such losses are not probable.

We have certain indemnification obligations related to the sale of assets including but not limited to insurance claims and multi-employer pension plans of disposed newspaper operations.  We believe the remaining obligations related to disposed assets will not be material to our financial position, results of operations or cash flows.

In addition to the $36.1 million of standby letters of credit secured under the Credit Agreement (see Note 4 for further discussion), we have $2.2 million in letters of credit arising from insurance and other potential claims.  These letters of credit are collateralized with $2.2 million in certificates of deposit and are recorded as other long-term assets in our condensed consolidated balance sheet.

7.     INCOME TAXES

During the quarter and nine months ended September 23, 2012, our income tax provision reflects the benefit of the reversal of state tax reserves relating to the favorable settlements of state tax audits and state statute lapses.  As a result of these reserve reversals, our unrecognized tax benefits decreased from December 25, 2011 to September 23, 2012.  As of December 25, 2011, we had approximately $50.9 million of long-term liabilities relating to uncertain tax positions consisting of $30.5 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $20.4 million in gross accrued interest and penalties.  As of September 23, 2012, we had approximately $19.2 million of long-term liabilities relating to uncertain tax positions consisting of $13.3 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $5.9 million in gross accrued interest and penalties.  If recognized, substantially all of the net unrecognized tax benefits would impact the effective tax rate.  It is reasonably possible that unrecognized tax benefits may further decrease by $5.8 million in the next 12 months as a result of state statute lapses.  Net accrued interest and penalties at December 25, 2011 and September 23, 2012, were approximately $15.5 million and $4.2 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements regarding the future financial performance and operations of The McClatchy Company (the “Company,” “we” or “our”).  These statements are based upon current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, without limitation, statements regarding our customers and the markets in which we operate, our advertising revenues, the effect of our revenues on the fair value of our reporting units, our newspapers’ audience and circulation volumes, our impairment analyses and our evaluation of the factors pertinent thereto, the economy, our qualified defined benefit pension plan, including our assumptions regarding return on pension plan assets and assumed discount rates and future contributions to our qualified defined benefit pension plan, newsprint pricing and other costs, our restructuring plans, including projected costs and savings, amortization expense, stock option expenses, prepayment of debt, capital expenditures and completion of construction of our new Miami facilities by May 2013 as required in connection with the sale of our existing Miami facilities, litigation, sufficiency of capital resources, possible acquisitions and investments, and future financial performance.  Such statements are subject to risks, trends and uncertainties.  For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

You should understand that the following important factors, in addition to those discussed in Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q, in the documents which we incorporate by reference and in our other filings with the Securities and Exchange Commission, could affect our future results and could cause those future results to differ materially from those expressed in our forward-looking statements.  We might not generate sufficient cash from operations, or otherwise, necessary to reduce debt or meet debt covenants as expected; we may experience decreased circulation and diminished revenues from retail, classified and national advertising; our operations have been, and will likely continue to be, adversely affected by competition, including competition from internet publishing and advertising platforms; increases in the cost of newsprint; bankruptcies or financial strain of our major advertising customers; litigation or any potential litigation; geo-political uncertainties, including the risk of war; changes in printing and distribution costs from anticipated levels, including changes in postal rates or agreements; changes in interest rates; changes in pension assets and liabilities; increased consolidation among major retailers in our markets or other events depressing the level of or reducing the demand for advertising; our inability to negotiate and obtain favorable terms under collective bargaining agreements with unions; competitive action by other companies; and other factors, many of which are beyond our control.

Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and the nine months ended September 23, 2012, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A of Financial Condition and Results of Operations contained in our 2011 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 2, 2012.

Overview

We are a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets we serve.  We are the third largest newspaper company in the United States. Our operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services.  Our largest newspapers include The Miami Herald, The Sacramento Bee, Fort Worth Star-Telegram, The Kansas City Star, The Charlotte Observer and The News & Observer in Raleigh, N.C.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder LLC, which operates the nation’s largest online job site, CareerBuilder.com, 25.6% of Classified Ventures LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com, and 33.3% of HomeFinder LLC, which operates the online real estate website HomeFinder.com.

Our primary source of revenue is print and digital advertising, which accounted for 73.8% and 74.7% of our total revenue for the quarters ended September 23, 2012 and September 25, 2011, respectively.  All categories of advertising discussed below include both print and digital advertising.  Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint advertising”) and/or advertising sold digitally.

For the quarters ended September 23, 2012 and September 25, 2011, our circulation revenues constituted 21.8% and 21.3%, respectively, of our total revenues. Most of our print newspapers are delivered by independent contractors.  Circulation revenues are recorded net of direct delivery costs.

For the quarters ended September 23, 2012 and September 25, 2011, revenue from other sources, including among other, commercial printing and distribution revenues, constituted 4.4% and 4.0%, respectively of our total revenues.

See Results of Operations section below for a discussion of our revenue performance and contribution by category for the quarters and nine months ended September 23, 2012 and September 25, 2011.

Recent Developments

Digital Subscriptions Packages

In early September 2012, five McClatchy newspapers introduced new subscription packages for digital content that ended free, unlimited access to the newspapers’ websites and certain mobile content.  The new program includes both a combined digital and print subscription and a digital-only subscription.  Existing home delivery subscribers are given free access to the digital content and rolled into a bundled print and digital package for an additional fee when their subscription renews.  Subscribers who do not wish to take the new package may “opt out” of the package and will be charged for print circulation only.  A metered paywall on each of the newspaper websites requires users to pay for content after accessing a limited number of pages or news articles for free each month.  We intend to expand this model to our other markets beginning in November 2012.

Sale of Real Property in Miami and Subsequent Plans for Relocation

On May 27, 2011, we sold 14.0 acres of land in Miami, including a building, which holds the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million.  We received cash proceeds of $230.0 million.  The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of our Miami operations. In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

As part of the sale transaction, The Miami Herald Media Company will continue to operate from its existing location through May 2013 rent-free.  As a result of our continuing involvement in the property and given the fact that we will not pay rent during this period, the sale was treated as a financing transaction.  Accordingly, we will continue to depreciate the carrying value of the building until our operations are moved.  In addition, we have recorded a $236.0 million liability (in financing obligations) equal to the sales proceeds received of $230.0 million plus the $6.0 million received from the escrow account for reimbursement of moving expenses.  We are imputing rent based on comparable market rates, which will be reflected as interest expense until the operations are moved.  As of September 23, 2012, no gain or loss has been recognized on the transaction.  We expect to recognize a gain of approximately $10 million at the time the operations are moved since there will no longer be a continuing involvement with the Miami property.

During 2011, we used $163.0 million of the sale proceeds to make a contribution to our qualified defined benefit pension plan and used the remaining portion of the proceeds for general corporate purposes, including the payment of interest and taxes and for debt reduction.

In the first quarter of 2012, we purchased approximately 6.1 acres of land located in Doral, Florida for approximately $3.1 million.  We are building a new production facility on this site for our Miami newspaper operations.  In January 2012, we also entered into an operating lease for a two-story office building adjacent to the future production facility.  The operating lease on the office building has initial annual base lease payments of $1.8 million beginning in May 2013 when the building is expected to be occupied.  Total costs related to relocating the Miami newspaper operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation and moving expenses, are estimated to be as follows:

•                  Net cash outlays for capital expenditures related to the new facilities are estimated to be $33 million.  We began incurring these costs in the first quarter of 2012.

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

The relocation of the Miami newspaper operations is expected to be completed in May 2013 and related costs and expenses are expected to be incurred through the third quarter of 2013.

Results of Operations

We had net income in the quarter ended September 23, 2012 of $5.1 million, or $0.06 per share, compared to $9.4 million, or $0.11 per share, in the quarter ended September 25, 2011.  Our net income for the nine months ended September 23, 2012 was $29.9 million, or $0.35 per share, compared to $12.4 million, or $0.15 per share, in the nine months ended September 25, 2011.

Revenues

The following table summarizes our revenues by category, which compares the quarter and nine months ended September 23, 2012, to the same periods in 2011:

	Quarter Ended			Nine Months Ended
	September 23,	September 25,	%	September 23,	September 25,	%
(in thousands)	2012	2011	Change	2012	2011	Change
Advertising:
Retail	$106,444	$114,575	(7.1)	$328,493	$349,953	(6.1)
National	17,255	17,231	0.1	47,575	53,867	(11.7)
Classified:
Auto	20,420	19,938	2.4	61,454	61,194	0.4
Real estate	8,752	11,117	(21.3)	27,825	34,564	(19.5)
Employment	11,755	13,075	(10.1)	36,687	40,555	(9.5)
Other	17,988	18,149	(0.9)	53,346	56,413	(5.4)
Total classified	58,915	62,279	(5.4)	179,312	192,726	(7.0)
Direct marketing and other	29,409	30,137	(2.4)	88,972	88,811	0.2
Total advertising	212,023	224,222	(5.4)	644,352	685,357	(6.0)
Circulation	62,772	64,071	(2.0)	192,743	195,382	(1.4)
Other	12,670	11,926	6.2	37,965	37,464	1.3
Total revenues	$287,465	$300,219	(4.2)	$875,060	$918,203	(4.7)

During the quarter and nine months ended September 23, 2012, total revenues decreased 4.2% and 4.7%, respectively, compared to the same periods in 2011 as we continue to be impacted by the industry-wide declines in advertising revenues.  The continued weak economy and a secular shift in advertising demand from print to digital products are the principal causes of the change.  However, in the quarter ended September 23, 2012, the total advertising revenues decreased at a lower rate than in the previous two quarters.

Advertising Revenues

During the quarter and nine months ended September 23, 2012, total advertising revenues decreased 5.4% to $212.0 million and 6.0% to $644.4 million, respectively, compared to the same periods in 2011.  While declines during such periods were widespread among categories, the primary decrease in advertising revenues related to retail advertising and real estate classified advertising.  These decreases are partially offset by increases in our digital revenues.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarter Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011
Advertising:
Retail	50.2%	51.1%	51.0%	51.1%
National	8.1%	7.7%	7.4%	7.9%
Classified	27.8%	27.8%	27.8%	28.1%
Direct marketing and other	13.9%	13.4%	13.8%	12.9%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and nine months ended September 23, 2012, retail advertising revenues decreased 7.1% to $106.4 million and 6.1% to $328.5 million, respectively, compared to the same periods in 2011.  The decreases in the quarter and nine-months ended September 23, 2012 reflect lower ROP revenues in health, building and home centers, furniture and home furnishing, and lower preprint revenues, which were partially offset by an increase in digital retail advertising revenues reflecting increases in banner and display advertisements and increased revenue from our dealsaver® daily deal product.  In the quarter ended September 23, 2012, compared to the same period in 2011, the decrease was primarily due to a decrease in print ROP advertising revenues of 9.6% and a decrease in preprint advertising revenues of 7.8%.  These print ROP and preprint advertising revenue decreases were partially offset by an increase in digital retail advertising revenues of 0.6% for the quarter ended September 23, 2012, compared to the same period in 2011.  In the nine months ended September 23, 2012, compared to the same period in 2011, the decrease was primarily due to a decrease in print ROP advertising revenues of 8.4% and a decrease in preprint advertising revenues of 8.6%.  These print ROP and preprint advertising revenue decreases were partially offset by an increase in digital retail advertising revenues of 6.5% for the nine months ended September 23, 2012, compared to the same period in 2011.

National:

National advertising revenues increased 0.1% to $17.3 million during the quarter but decreased 11.7% to $47.6 million in the nine months ended September 23, 2012, each as compared to the same periods in 2011.  During the quarter ended September 23, 2012, compared to the same period in 2011, we experienced a 3.2% decrease in print national advertising, which was offset by an increase in digital national advertising of 9.9%.  For the nine months ended September 31, 2012, compared to the same period in 2011, print national advertising decreased 13.1% and digital national advertising revenues decreased 7.6%.  Decreases in total national advertising revenues were broad-based but led by a decrease from the telecommunications category. However, in the third quarter of 2012, the national advertising revenues in the telecommunications category decreased at a lower rate than in the two prior fiscal quarters.

Classified:

During the quarter and nine months ended September 23, 2012, classified advertising revenues decreased 5.4% to $58.9 million and 7.0% to $179.3 million, respectively, compared to the same periods in 2011.  Although the nation’s housing market is showing signs that it is beginning to strengthen, the real estate category continues to represent our largest decline in classified advertising.  While the decreases in classified advertising revenues are partially a result of the weak economy and the lack of a robust housing market, advertisers are increasingly using digital advertising, which is widely available from many competitors. During the quarter ended September 23, 2012, compared to the same period in 2011, we experienced a 10.7% decrease in print classified advertising, which was partially offset by an increase in digital classified advertising of 3.0%.  For the nine months ended September 23, 2012, compared to the same period in 2011, print classified advertising decreased 13.0%, but was partially offset by an increase in digital classified advertising revenues of 3.3%.  The increases in digital classified advertising primarily reflect stronger automotive advertising sales as discussed below.  The following is a discussion of the major classified advertising categories for the quarter and nine months ended September 23, 2012, as compared to the same periods in 2011:

•          Automotive advertising revenues increased in the quarter and nine months ended September 23, 2012 by $0.5 million, or 2.4%, and $0.3 million, or 0.4%, respectively.  Print automotive advertising revenues declined 7.6% and 10.7%, in the quarter and nine months ended September

23, 2012, respectively, while digital automotive advertising revenues were up 12.8% and 13.4% in the quarter and nine months ended September 23, 2012, respectively.  These results reflect the continued migration of automotive advertising to digital platforms as well as the growing sales of automobiles in the United States during the periods, in addition to the popularity of our Cars.com products with local auto dealerships.

•          Employment advertising revenues decreased in the quarter and nine months ended September 23, 2012 by $1.3 million, or 10.1%, and $3.9 million, or 9.6%, respectively, reflecting a continued slow recovery in employment across all of our geographical markets.  Print employment advertising revenues declined 13.3% and 12.7% in the third quarter and nine months ended September 23, 2012, respectively, while digital employment advertising revenues were down 7.2% and 6.6% in the quarter and nine months ended September 23, 2012, respectively.

•          Real estate advertising revenues decreased in the quarter and nine months ended September 23, 2012 by $2.4 million, or 21.3%, and $6.7 million, or 19.5%, respectively.  As discussed above, real estate has also been slow to recover from the recession and real estate advertising has been moving from print to digital media.  As a result, print real estate advertising revenues declined 25.9% and 24.7% in the quarter and nine months ended September 23, 2012, respectively, while digital real estate advertising revenues were down 11.7% and 8.4% in the quarter and nine months ended September 23, 2012, respectively.

•          Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising decreased in the quarter and nine months ended September 23, 2012, by $0.2 million, or 0.9%, and $3.1 million, or 5.4%, respectively.  Print other classified advertising revenues declined 3.8% and 8.7% in the quarter and nine months ended September 23, 2012, respectively. Digital other classified advertising revenues were up 10.8% and 8.1% in the quarter and nine months ended September 23, 2012, respectively. These increases result from the migration of consumers from the print to digital media for publishing these types of events.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 22.9% and 22.5% of total advertising revenues in the quarter and nine months ended September 23, 2012, respectively.  Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis.  Digital advertising revenues totaled $48.5 million and $145.1 million in the quarter and nine months ended September 23, 2012, respectively, representing increases of 2.7% and 3.4% in those respective periods, compared to the same periods in 2011.  Digital-only advertising revenues totaled $26.9 million and $78.2 million in the quarter and nine months ended September 23, 2012, respectively.  This represents an increase of 12.7% and 14.4% in the quarter and nine months ended September 23, 2012, respectively, compared to the same periods in 2011.  Digital advertising revenues sold in conjunction with print products declined 7.5% and 7.0% in those respective periods, compared to the same periods in 2011, as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 2.4% to $29.4 million during the quarter but increased 0.2% to $89.0 million during the nine months ended September 23, 2012, each as compared to the same periods in 2011.  The decrease in direct marketing advertising in the quarter ended September 23, 2012 ended a string of nine consecutive quarters of growth in this category.  This decline reflects, in part, timing of some products and our culling less successful programs and products while keeping the more profitable ones that have good growth potential.  For instance, revenues from our “Sunday Select” product, a package of preprinted advertisements delivered to non-subscribers upon request, grew 25.2% and 36.1% in the quarter and nine months ended September 23, 2012, respectively, compared to the same periods in 2011.  The nine month growth primarily reflects continued success in our “Sunday Select” product.

Circulation Revenues

Circulation revenues decreased 2.0% to $62.8 million and 1.4% to $192.7 million, during the quarter and nine months ended September 23, 2012, respectively, compared to the same periods in 2011.  These decreases primarily reflect lower circulation volumes, which were partially offset by selective price increases.  As expected, circulation volumes continue to remain lower as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change.  As discussed above in Recent Developments, in the third quarter of 2012, we began to roll out new digital subscription packages at some of our newspapers. The new program includes both a combined digital and print subscription and a digital-only subscription.  We expect the new digital packages to increase circulation revenues in future results and will continue to look for new opportunities to increase circulation revenues, including digital subscriptions.

Operating Expenses

Total operating expenses increased 0.1% during the quarter ended September 23, 2012 but decreased 4.4% in the nine months ended September 23, 2012, each as compared to the same periods in 2011.  Operating expenses in all periods presented include restructuring-related severance as we continue to restructure our operations.  The quarter and nine months ended September 23, 2012 also includes accelerated depreciation on equipment and moving expenses primarily related to the relocation of our Miami newspaper operations.  In the nine months ended September 25, 2011, we incurred charges related to real property in California and Texas that were sold for less than the carrying value as we continued to restructure our operations, which increased our operating expenses in that period.  The following table summarizes operating expenses, which compares the quarter and nine months ended September 23, 2012, to the same periods in 2011:

	Quarter Ended			Nine Months Ended
	September 23,	September 25,	$	September 23,	September 25,	$

(in thousands)	2012	2011	Change	2012	2011	Change
Compensation expense	$108,421	$108,751	$(330)	$329,156	$352,843	$(23,687)
Newsprint, supplements and printing expenses	33,058	35,238	(2,180)	102,365	107,561	(5,196)
Depreciation and amortizaton	30,741	29,618	1,123	92,304	91,202	1,102
Other operating expenses	82,766	81,169	1,597	247,846	255,566	(7,720)
	$254,986	$254,776	$210	$771,671	$807,172	$(35,501)

Restructuring charges and other items	$6,197	$1,850	$4,347	$13,779	$24,577	$(10,798)
Compensation-related restructuring charges	$2,250	$1,089	$1,161	$3,696	$13,252	$(9,556)

Compensation expenses, which include the restructuring charges discussed above, decreased $0.3 million and $23.7 million in the quarter and nine months ended September 23, 2012, respectively, compared to the same periods in 2012.  Payroll expenses in the nine months ended September 23, 2012 decreased 7.2%, compared to the same period in 2011, reflecting a 7.0% decline in average full-time equivalent headcount.  Fringe benefits costs in the nine months ended September 23, 2012 decreased 4.3%, compared to the same period in 2011, reflecting lower retirement costs and medical costs. (See Note 5 for an expanded discussion of retirement costs in 2012 compared to 2011.)

Newsprint, supplements and printing expenses decreased $2.2 million and $5.2 million in the quarter and nine months ended September 23, 2012, respectively, compared to the same periods in 2011.  Newsprint expense decreased by 7.0% and 6.6% in the quarter and nine months ended September 23, 2012, respectively, compared to the same periods in 2011, reflecting lower newsprint usage and to a lesser extent, lower newsprint prices.  Supplement and printing expense decreased 3.6% in the quarter ended September 23, 2012 and were flat in the nine months ended September 23, 2012, each as compared to the same periods in 2011.

Depreciation and amortization expenses increased $1.1 million in both the quarter and nine months ended September 23, 2012, compared to the same periods in 2011.  Depreciation and amortization expenses were up 3.8% and 1.2% in the quarter and nine months ended September 23, 2012, respectively, compared to the same periods in 2011. Amounts affecting the depreciation and amortization in the quarter and nine months ended September 23, 2012 include (i) $6.5 million in accelerated depreciation on equipment primarily related to the relocation of the Miami operations and (ii) a reduction in capital expenditures in the nine month periods of 2012 and 2011 due to adequate production capacity at our facilities.

Other operating costs increased $1.6 million and decreased $7.7 million in the quarter and nine months ended September 23, 2012, respectively, compared to the same periods in 2011.  The increase in other operating costs in quarter ended September 23, 2012, included $1.6 million of Miami-related moving costs.  The decrease in other operating costs during the nine months ended September 23, 2012, compared to the same period in 2011 was due to company-wide efforts to reduce costs, including property taxes, insurance, marketing and professional services.  However, in the nine months ended September 25, 2011 we incurred charges of $10.6 million primarily resulting from real property in California and Texas that was sold.

Interest Expense

Total interest expense decreased 5.6% and 11.6% during the quarter and nine months ended September 23, 2012, respectively, compared to the same periods in 2011.  This decrease was due to lower outstanding principal amounts of debt and the reversal of $10.8 million in interest on taxes, because of certain state tax settlements and statute expiration benefits. (See Note 7 for an expanded discussion of these tax settlements and benefits.)

Equity Income

Total income from unconsolidated investments increased 36.2% and 27.3% during the quarter and nine months ended September 23, 2012, respectively, compared to the same periods in 2011.  Income from our internet-related investments continued to grow, but is partially offset by lower income from our joint venture in the Ponderay Newsprint Company (“Ponderay”) reflecting the impact of lower newsprint prices on Ponderay’s results.

Gain/Loss on Extinguishment of Debt

During the nine months ended September 23, 2012, we repurchased $70.5 million aggregate principal of outstanding notes.  We repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, which resulted in a gain on extinguishment of debt.  This gain was offset by the write-off of fees related to the Second Amended and Restated Credit Agreement (see the Liquidity and Capital Resources section below).  These combined events resulted in a net gain on the extinguishment of debt of $6.1 million for the nine months ended September 23, 2012.

Income Taxes

We recorded an income tax benefit of $0.6 million and $6.0 million for the quarter and nine months ended September 23, 2012, respectively.  The benefit during these same periods largely reflects the reversal of state tax reserves for favorable settlements of state tax issues, statute closures and to a lesser degree, lower taxes on discrete tax items.  Excluding these items the effective tax rate was 43.3% and 43.0% for the quarter and nine months ended September 23, 2012, respectively, and are higher than the federal statutory rate of 35% due primarily to state taxes, including certain state taxes that do not vary with net income.

In the quarter ended September 25, 2011, we recorded an income tax provision of $2.6 million on pre-tax income of $12.0 million.  We recorded an income tax benefit of $9.9 million for the nine months ended September 25, 2011.  The benefit included a favorable settlement of certain state tax issues in the first quarter of 2011 and expiration of statutes later in 2011.  Excluding the impact of this settlement and other immaterial items, the effective benefit rate was 46.0% and is higher than the federal statutory rate of 35% primarily due to state taxes, including certain state taxes that do not vary with net income.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources

Our cash and cash equivalents were $15.7 million as of September 23, 2012, compared to $17.2 million of cash at September 25, 2011, and $86.0 million as of December 25, 2011.

We expect that most of our cash generated from operations in the foreseeable future will be used to repay debt, fund our capital expenditures and make required contributions to our qualified defined benefit pension plan (“Plan”).  As discussed in Note 4, as of September 23, 2012, we had approximately $1.6 billion in total debt outstanding, consisting of $846 million aggregate principal amount of publicly-traded senior secured notes due 2017 and $718 million aggregate principal amount of unsecured publicly-traded notes maturing in 2014, 2017, 2027, and 2029.  We expect that we will need to refinance a significant portion of this debt prior to the scheduled maturity of such debt.  In addition, we expect to use our cash from operations from time to time to opportunistically repurchase our outstanding debt prior to the scheduled maturity of such debt and/or reduce our debt through debt exchanges or similar transactions.  We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

Operating Activities:

We generated $5.3 million of cash from operating activities in the nine months ended September 23 2012, compared to using $118.0 million of cash from operations in the nine months ended September 25, 2011.  The increase in cash generated from operations is primarily due to the difference in contributions to our Plan as discussed below.

Pension Plan Matters

We made a $40.0 million cash contribution to our Plan in January 2012 to meet our required quarterly payment contributions for 2012, while in the nine months ended September 25, 2011, we made a voluntary cash contribution of $163.0 million.  Also in 2011, we contributed certain of our real property to meet our required funding obligation (a non-cash transaction).  The property contributed in 2011 was appraised at $49.7 million and is discussed further in Note 5.

As of December 25, 2011, the projected benefit obligations of our Plan exceeded plan assets by $422.5 million.  Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans.  The new legislation and calculation use historical averages of long-term highly-rated corporate bonds (within ranges as defined in the legislation), which has resulted in the application of a higher discount rate to determine the projected benefit obligations for funding and current long-term interest rates.

The Pension Relief Act of 2010 (“PRA”) provided relief with respect to the funding requirements of the Plan and, under the PRA, we elected an option that allows the required contributions related to our 2009 and 2011 plan years to be paid over 15 years.  Even with the relief provided by the two legislative rules discussed above, based on the current funding position of the Plan, we expect future contributions will be required.  We believe that contributions in future years will be manageable using our expected cash from operations.

While amounts of future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Plan and future government regulations, we estimate that a total of approximately $35 million will be required to be contributed to the Plan over 2013 and 2014.  The timing and amount of these payments reflect actuarial estimates we believe to be reasonable but are subject to changes in estimates.  We believe cash flows from operations will be sufficient to satisfy our contribution requirements.

Investing Activities

We used $19.1 million of cash in investing activities in the nine months ended September 23, 2012, of which we used $19.0 million for the purchase of property plant and equipment.  We expect capital expenditures to be approximately $34 million in 2012, including the capital expenditures related to the new Miami facilities (see Note 2).

Financing Activities

We used $56.4 million in financing activities in the nine months ended September 23, 2012.  During the period we repurchased $70.5 million of aggregate principal amount of bonds for $59.2 million in cash in privately negotiated transactions.  In addition, we received the final payment of $6.0 million from the sale of the Miami land and building.

Debt and Related Matters

On June 22, 2012, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) to amend and replace our Amended and Restated Credit Agreement from January 26, 2010.  The Credit Agreement terms, among other things, (i) reduced the size of the revolving loan facility from $125.0 million to $36.1 million to cover our issuances of standby letters of credit and (ii) extended the maturity date to January 31, 2015.  The new committed amount is only available for the issuance of standby letters of credit.  At September 23, 2012, we had outstanding standby letters of credit, under the Credit Agreement, totaling $36.1 million securing estimated obligations arising from insurance claims.

The Credit Agreement contains quarterly financial covenants including requirements that we maintain a defined minimum consolidated interest coverage ratio of 1.50 to 1.00.  We are required to maintain a defined maximum consolidated leverage ratio of 6.25 to 1.00 from the quarter ending in June 2012 through the quarter ending in December 2012, decreasing to 6.00 to 1.00 thereafter.  Under the Credit Agreement, we are required to maintain at least $10.0 million of cash equivalents as of the last day of each fiscal quarter beginning in the quarter ending in December 2012 and thereafter.  The Credit Agreement includes limitations on additional indebtedness.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the senior secured notes (discussed below).  Dividends under the indenture for senior secured notes are allowed as a “Restricted Payment” if the consolidated leverage ratio (as defined in the Credit Agreement and the indenture) is less than 5.50 to 1.00 and the priority leverage ratio (as defined in the indenture) is less than 3.25 to 1.00.

At September 23, 2012, our consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.19 to 1.00, our consolidated leverage ratio (as defined in the Credit Agreement) was 4.71 to 1.00 and we were in compliance with all of our financial covenants.  Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations.  If revenue declines beyond those currently anticipated, we expect we will continue to restructure operations and reduce debt to maintain compliance with our covenants.

The aggregate principal amount of our senior secured notes is governed by an indenture, which includes a number of covenants that are applicable to the Company and our restricted subsidiaries.  The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the senior secured notes.  These covenants include, among other things, restrictions on the ability to incur additional debt; make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or subordinated obligations; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and our subsidiaries’ assets, taken as a whole.

Substantially all of our subsidiaries guarantee the obligations under the senior secured notes and the Credit Agreement (collectively, “senior secured debt”).  We own 100% of each of the guarantor subsidiaries.  Following the sale of land in Miami (see Note 2) on May 27, 2011, we have no significant independent assets or operations separate from the subsidiaries that guarantee our senior secured debt.  The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and any of our subsidiaries, other than the subsidiary guarantors, are minor.

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the senior secured notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt.  The security interest does not include any land; buildings; machinery and equipment (“PP&E”); leasehold interests and improvements with respect to such PP&E, which would be reflected on our condensed consolidated balance sheet; and shares of stock and indebtedness of our subsidiaries.

Off-Balance-Sheet Arrangements

As of September 23, 2012, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of September 23, 2012, our contractual obligations were reduced from the end of fiscal year 2011 by the following:

•                  repayment of $70.5 million in debt principal (see Financing Activities above), and

•                  reduction in the underfunded pension liability for the Plan by $40.0 million (see Pension Plan Matters above).

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our 2011 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits, income taxes, and insurance.  There have been no material changes to our critical accounting policies described in our 2011 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our 2011 Annual Report on Form 10-K contains certain disclosures about our exposure to market risk for changes in discount rates on our qualified defined benefit pension plan obligations. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 23, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 6 to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

We have significant competition in the market for news and advertising, which may reduce our advertising and circulation revenues in the future.

Our primary source of revenues is advertising, followed by circulation. In recent years, the advertising industry generally has experienced a secular shift toward internet advertising and away from other traditional media. In addition, our circulation has declined, reflecting general trends in the newspaper industry, including consumer migration toward the internet and other media for news and information.  We face increasing competition from other digital sources for both advertising and circulation revenues.  This competition has intensified as a result of the continued developments of digital media technologies.  Distribution of news, entertainment and other information over the internet, as well as through mobile phones, tablets and other devices, continues to increase in popularity.  These technological developments are increasing the number of media choices available to advertisers and audiences.  As media audiences fragment, we expect advertisers to continue to allocate larger portions of their advertising budgets to digital media, which through pay-for-performance and keyword-targeted advertising can offer advertisers more directly measurable return on investment than traditional print media.  This increased competition has had and is expected to continue to have an adverse effect on our business and financial results, including negatively impacting revenues and operating income.

We are subject to risks of declines in advertising revenues due to weak general economic and business conditions.

The U. S. economy continues to be in a period of uncertainty.  Certain aspects of the economy, including housing, employment and consumer confidence, remain challenging.  These challenging economic conditions have had and are expected to continue to have an adverse effect on our advertising revenues.  To the extent these economic conditions continue or worsen, our business and advertising revenues will be further adversely affected, which could negatively impact our operations and cash flows and our ability to meet the covenants in our senior secured credit agreement. Our advertising revenues will be particularly adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations.  Consolidation across various industries, particularly large department stores and telecommunications companies, may also reduce our overall advertising revenues.  In addition, seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate.  Second- and fourth-quarter advertising revenues are typically higher than first- and third-quarter advertising revenues, reflecting the slower economic activity in the winter and summer and the stronger fourth-quarter holiday season.  If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, we may not be able to grow or maintain our revenues for the year, which would have an adverse effect on our business and financial results.

In September 2012, we began introducing subscription packages for digital content that ended free, unlimited access to our newspapers’ websites and certain mobile content. If we are not successful in the implementation of our digital subscription packages, our ability to produce anticipated circulation revenues and sustain our print and/or digital audiences may be negatively impacted.

In early September 2012, five of our newspapers introduced new subscription packages for digital content that ended free, unlimited access to the newspapers’ websites and certain mobile content.  The new program includes both a combined digital and print subscription and a digital-only subscription.  Existing home delivery subscribers are given free access to the digital content and are automatically enrolled in a bundled print and digital package for an additional fee when their subscription renews.  Subscribers who do not wish to take the new package may “opt out” of the package and will be charged for print circulation only.  Further, a metered paywall on each of the newspaper websites requires users to pay for content after accessing a limited number of pages or news articles for free each month.  We intend to expand this model to our other markets beginning in November 2012.  Our ability to build a subscriber base on our digital platforms through these packages depends on market acceptance, consumer habits, pricing, an adequate online infrastructure, terms of delivery platforms and other factors.  If we are not successful in converting our remaining 25 daily newspapers to this new subscription package by the end of the year, or if our print subscribers opt out of the packages in greater numbers than we anticipate, we may not generate the expected circulation revenues.  In addition, the price increases may result in a loss of print readers, and the paywall may result in fewer page views or unique visitors to our websites if digital viewers are unwilling to pay to gain access to our digital content.  Stagnation or a decline in website traffic levels may adversely affect our advertiser base and advertising rates and result in a decline in digital revenues.

Increasing popularity of digital media and the shift in consumer habits and advertising expenditures from traditional print to digital media has adversely affected and may continue to adversely affect our operating revenues and capital investments due to changes in technology.

Technology in the media industry continues to evolve rapidly.  Advances in technology have led to an increasing number of methods for delivery of news and other content and have resulted in a wide variety of consumer demands and expectations, which are also rapidly evolving.  If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business and financial results may be adversely affected.

Technological developments also pose other challenges that could adversely affect our revenues and competitive position.  New delivery platforms may lead to pricing restrictions, the loss of distribution control and the loss of a direct relationship with consumers.  We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates.

Technological developments and any changes we make to our business model may require significant capital investments.  We may be limited in our ability to invest funds and resources in digital products, services or opportunities and we may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure.  Some of our existing competitors and new entrants may have greater operational, financial and other resources or may otherwise be better positioned to compete for opportunities and as a result, our digital businesses may be less successful, which could adversely affect our business and financial results.

Our quarterly financial results have fluctuated in the past and will fluctuate in the future.  As a result, one should not rely upon past quarterly financial results as indicators of future performance.

Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•      the timing of investments, restructuring plans and capital expenditures;

•      expenses associated with long-term plans, including our construction of and relocation to a new production facility and offices in Miami;

•      our ability to implement cost controls; and

•      the effect of the overall economy on revenues, particularly advertising revenues related to employment, real estate and consumer goods.

We have a lease for our existing Miami facilities that requires we vacate the existing facilities by the end of May 2013.  If the construction of our new facilities for our Miami newspaper operations is not completed by the end of May 2013, we may incur substantial unscheduled additional costs associated with the relocation of the Miami operations.

On May 27, 2011, we sold 14.0 acres of land in Miami, including the building holding the operations of one of our subsidiaries, The Miami Herald Media Company.  In connection with the sale, The Miami Herald Media Company entered into a lease agreement with the buyer pursuant to which we will continue to operate our Miami newspaper operations rent-free from the existing location through May 2013, while our new facilities are being constructed.  We must vacate the facilities by the end of May 2013.

If we are unable to complete the construction of new facilities and move our Miami newspaper operations to the new facilities by May 2013, or if the relocation is otherwise delayed, we may incur substantial costs to produce our newspapers using third-party vendors, or we may not be able to conduct a portion or all of our business until the relocation occurs.  In addition, there could be substantial penalties required as a result of breaching our obligation under the lease to vacate our existing facilities by the May 2013 deadline.  Any additional costs would adversely affect our results of operations.

If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

As a result of recent adverse general economic and business conditions and our operating results, we have taken steps to lower operating costs by reducing workforce and implementing general cost-control measures.  If we do not achieve expected savings from these initiatives, or if operating costs increase as a result of these initiatives, our total operating costs may be greater than anticipated.  These cost-control measures may affect our business and our ability to generate future revenue.  Portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues.  As a result, we are limited in our ability to reduce costs in the short term.  If these cost-control efforts do not reduce costs sufficiently, income from continuing operations may decline.

An economic downturn and the impact on our business may result in goodwill and masthead impairment charges.

Due to the economic downturn and the decline in the price of our publicly traded common stock, we recorded masthead impairment charges of $2.8 million in fiscal year 2011 and $59.6 million in fiscal year 2008 and $3.0 billion of goodwill and masthead impairment charges in fiscal year 2007. We currently have goodwill of $1.0 billion.  Further erosion of general economic, market or business conditions could have a negative impact on our business and stock price, which may require that we record additional impairment charges in the future.

We are subject to significant financial risk as a result of our $1.6 billion in total consolidated debt.

As of September 23, 2012, we had approximately $1.6 billion in total principal indebtedness outstanding, including more than $1.2 billion with scheduled maturity dates in 2014 and 2017.  This level of debt increases our vulnerability to general adverse economic and industry conditions and we will likely need to refinance our debt prior to its scheduled maturity.  Higher leverage ratios, our credit ratings or other factors outside of our control could adversely affect our future ability to refinance maturing debt on commercially acceptable terms, or at all, or the ultimate structure of such refinancing.

Covenants in the indenture governing our 11.50% senior secured notes due 2017 and our secured Second Amended and Restated Credit Agreement (“Credit Agreement”) restrict our operations in many ways and may restrict the way we manage our business in the future.

The indenture governing the senior secured notes and the Credit Agreement contain various covenants that limit, subject to certain exceptions, our ability and/or our restricted subsidiaries’ ability to, among other things:

•                  incur liens or additional debt or provide guarantees;

•                  issue redeemable stock and preferred stock;

•                  pay dividends or make distributions on capital stock or repurchase capital stock or repurchase outstanding notes or debentures prior to their stated maturity;

•                  make loans, investments or acquisitions;

•                  enter into agreements that restrict distributions from our subsidiaries;

•                  create or permit restrictions on the ability of our subsidiaries to pay dividends or distributions or guarantee debt or create liens;

•                  sell assets and capital stock of our subsidiaries;

•                  enter into certain transactions with our affiliates; and

•                  dissolve, liquidate, consolidate or merge with or into, or sell substantially all our assets to another person.

The restrictions contained in the indenture for the senior secured notes and the Credit Agreement could adversely affect our ability to:

•                  finance our operations;

•                  make needed capital expenditures;

•                  make strategic acquisitions or investments or enter into alliances;

•                  withstand a future downturn in our business or the economy in general;

•                  engage in business activities, including future opportunities, that may be in our interest; and

•                  plan for or react to market conditions or otherwise execute our business strategies.

Our ability to comply with covenants contained in the indenture for the senior secured notes and the Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions.  Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial.

Potential disruptions in the credit markets could adversely affect the availability and cost of short-term funds for liquidity requirements and could adversely affect our access to capital or to obtain financing at reasonable rates and our ability to refinance existing debt at reasonable rates or at all.

If internal funds are insufficient to fund our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs.  Future disruptions in the capital and credit markets, such as were experienced during 2008 and 2009, could adversely affect our ability to access additional funds in the capital markets or draw on our senior secured credit facility.  There can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity in future periods. If this should happen, any alternative credit arrangements may not be put in place without a potentially significant increase in our cost of borrowing.

As of September 23, 2012, we had approximately $1.6 billion in total principal indebtedness, consisting of $846 million of publicly-traded senior secured notes and $718 million of unsecured publicly-traded notes maturing in fiscal years 2014, 2017, 2027 and 2029.  We expect that we will be required to refinance a significant portion of this debt prior to its scheduled maturity.  In addition, while we expect to use our cash flows from operations to repurchase our debt from time to time prior to the scheduled maturity of such debt, we cannot guarantee that we will have sufficient cash flows in future periods to repurchase our debt prior to maturity.  Further, disruptions in the capital and credit market, as were experienced in 2008 and 2009, could prevent or materially delay our access to the capital markets and may adversely affect the terms on which capital is available to us, if at all.  We can provide no assurance that we will be able to access the capital markets to refinance our debt on commercially acceptable terms or at all.

We require newsprint for operations and, therefore, our operating results may be adversely affected if the price of newsprint increases or if we experience disruptions in our newsprint supply chain.

Newsprint is the major component of our cost of raw materials.  Newsprint accounted for 13.0% of our operating expenses in the quarter ended September 23, 2012.  Accordingly, our earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

•                  declining newsprint supply from mill closures;

•                  reduction in newsprint suppliers because of consolidation in the newsprint industry;

•                  paper mills reducing their newsprint supply because of switching their production to other paper grades; and

•                  a decline in the financial situation of newsprint suppliers.

We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint.  If the price of newsprint increases materially, operating results could be adversely affected.  In addition, we rely on a limited number of suppliers for deliveries of newsprint.  If newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

A portion of our employees are members of unions and if we experience labor unrest, our ability to produce and deliver newspapers could be impaired.

If we experience labor unrest, our ability to produce and deliver newspapers could be impaired in some locations. The results of future labor negotiations could harm our operating results.  Our newspapers have not endured a labor strike for decades.  However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future.  As of September 23, 2012, approximately 6.1% of full-time and part-time employees were represented by unions.  Most of our union-represented employees are currently working under labor agreements, with expiration dates through 2014.  We face collective bargaining upon the expirations of these labor agreements.  Even if our newspapers do not suffer a labor strike, our operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations. In addition, our ability to make short-term adjustments to control compensation and benefits costs, rebalance our portfolio of businesses or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.

We may be required to make greater contributions to our qualified defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon our operations.

The adverse conditions in the capital markets in 2008 had a significantly negative impact on the investment funds in our qualified defined benefit pension plan (“Plan”), which has been partially offset by returns in the capital markets since the end of 2008.  The projected benefit obligations of the Plan exceeded plan assets by $422.5 million as of December 25, 2011. In early 2012, we contributed $40.0 million to our Plan, reducing the underfunded obligation.

The excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years.  Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans.  The new legislation and calculation uses historical averages of long-term highly-rated corporate bonds (within ranges as defined in the legislation), which have an impact of applying a higher discount rate to determine the projected benefit obligations for funding and current long-term interest rates.  Also, the Pension Relief Act of 2010 (“PRA”) provided relief in the funding requirements of the Plan, and we have elected an option that allows the funding related to our 2009 and 2011 plan years required contributions to be paid over 15 years.  However, even with the relief provided by these legislative rules, we expect future contributions to be required.  In addition, adverse conditions in the capital markets and/or lower long-term interest rates may result in greater annual contribution requirements.

We have invested in certain digital ventures, but such ventures may not be as successful as expected, which could adversely affect our results of operations.

We continue to evaluate our business and make strategic investments in digital ventures, either alone or with partners, to further our digital growth.  We have, among others, investments with other partners in CareerBuilder.com, Classified Ventures, LLC, which operates Cars.com, Apartments.com and other classified websites, and HomeFinder.com.  The success of these ventures may be dependent to an extent on the efforts of our partners.  Our ability to monetize the investments and/or the value we may receive upon any disposition may depend on the actions of our partners.  As a result, our ability to control the timing or process relating to a disposition may be limited which could adversely affect the liquidity of these investments or the value we may ultimately attain upon disposition.  If the value of the companies in which we invest declines, we may be required to record a charge to earnings.  There can be no assurances that we will receive a return on these investments or that they will result in advertising growth or will produce equity income or capital gains in future years.

If we are not successful in growing and managing our digital businesses, our business, financial condition and prospects will be adversely affected.

Our future growth depends, to a significant degree, upon the development and management of our digital businesses.  The growth of our digital businesses over the long term depends on various factors, including, among other things, the ability to:

•                  continue to increase digital audiences;

•                  attract advertisers to our websites;

•                  maintain or increase the advertising rates on our websites;

•                  exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services; and

•                  invest funds and resources in digital opportunities.

In addition, we expect that our digital business will continue to increase as a percentage of our total revenues in future periods.  For the third quarter ended September 23, 2012, digital advertising revenues comprised 22.9% of total advertising revenues, as compared to 21.2% in the same period in 2011.  As our digital business becomes a greater portion of our overall business, we will face a number of increased risks from managing our digital operations, including, but not limited, to the following:

•                  Restructuring our sales force to effectively sell advertising in the digital advertising arena versus our historical print advertising business;

•                  Attracting and retaining employees with skill sets and knowledge base needed to successfully operate in digital business; and

•                  Managing the transition to a digital business from a historical print focused business and the need to concurrently reduce the physical infrastructure, distribution infrastructure and related fixed costs associated with the historical print business;

The proliferation of digital media options on the internet provides consumers with a large number of alternative news choices that compete with traditional media companies and could adversely impact our operating results.

The increasing number of digital media options available on the internet, through social networking tools and through mobile and other devices distributing news and other content, is expanding consumer choice significantly.  Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content.  News aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by creating a disincentive for the audience to visit our websites or use our digital applications.  Online traffic is also driven by internet search results.  Search engines frequently update and change the methods for directing search queries to web pages or change methodologies and metrics for valuing the quality and performance of internet traffic on delivering cost-per-click advertisements.  The failure to successfully manage search engine optimization efforts across our businesses could result in significant decreases in traffic to our various websites, which could result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which could adversely affect our business, financial condition and results of operations.  If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms.

Circulation declines could adversely affect our circulation and advertising revenue and circulation price increases could exacerbate declines in circulation volumes.

Advertising and circulation revenues are affected by circulation and readership levels of our newspapers. In recent years, newspapers have experienced difficulty maintaining or increasing print circulation levels because of a number of factors, including:

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

These factors could also affect our newspapers’ ability to institute circulation price increases for print products. Also, print price increases have historically had an initial negative impact on circulation volumes that may not be mitigated with additional marketing and promotion.  A prolonged reduction in circulation would have a material adverse effect on advertising revenues.  To maintain our circulation base, we may be required to incur additional costs that we may not be able to recover through circulation and advertising revenues.

Legislative and regulatory developments may result in increased costs and lower advertising revenues from our digital businesses.

All of our operations are subject to government regulation in the jurisdictions in which we operate.  In addition, our websites are available worldwide and are subject to laws regulating the internet both within and outside the United States. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.  Advertising revenues from our digital businesses could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to the use of consumer data in digital media.

Adverse results from litigation or governmental investigations can impact our business practices and operating results.

From time to time, the Company and our subsidiaries are parties to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies.  Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct businesses as they are presently being conducted.

ITEM  5.  OTHER INFORMATION

In June 2011, the Financial Accounting Standards Board issued guidance that revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in previous guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The new guidance does not change the items that must be reported in other comprehensive income.  We adopted this amended guidance in the first quarter of 2012.

The following presents the retrospective application of the new guidance for the three years ended December 25, 2011:

	Year Ended
	December 25,	December 26,	December 27,
(in thousands)	2011	2010	2009
NET INCOME	$54,389	$36,183	$50,587
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unamortized gain (loss), net of tax	(99,447)	8,050	67,539
Prior service credit, net of tax	(640)	(640)	368
Other comprehensive income (loss) related to investment in unconsolidated companies, net of tax	(506)	53	(119)

Other comprehensive income (loss)	(100,593)	7,463	67,788

Total comprehensive income (loss)	$(46,204)	$43,646	$118,375

ITEM 6. EXHIBITS

Exhibits filed as part of this Quarterly Report on Form 10-Q as listed in the Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
Registrant

November 1, 2012	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes
Chief Executive Officer

November 1, 2012	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum
Chief Financial Officer

INDEX OF EXHIBITS

		Incorporated by reference herein
Exhibit				File Date/Period
Number	Description	Form	Exhibit	End Date
2.1	Agreement and Plan of Merger, dated March 12, 2006, between the Company and Knight-Ridder,Inc.	8-K	2.1	March 12, 2006
3.1	The Company’s Restated Certificate of Incorporation, dated June 26, 2006	10-Q	3.1	June 25, 2006
3.2	The Company’s Bylaws as amended and restated effective March 20, 2012	8-K	3.1	March 22, 2012
10.1	Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8-K	10.1	February 17, 2010
10.2	Amendment No 1 to the Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company and Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8-K	10.1	December 20, 2010
10.3	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement	8-K	10.3	September 30, 2008
10.4	Commitment Reduction and Amendment and Restatement Agreement, dated as of June 22, 2012, among the Company and Bank of America, N.S., as Administrative Agent	8-K	10.1	June 25, 2012
10.5	Second Amended and Restated Credit Agreement, dated as of June 22, 2012, among the Company, the lenders from time to time party thereto, and Bank of America, N.A., Administrative Agent and L/C Issuer	10-Q	10.2	June 25, 2012
10.6	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent	8-K	10.2	September 30, 2008
10.7	Second Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder Inc.	10-Q	10.3	June 25, 2006
10.8	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder Inc.	10-Q	10.4	June 25, 2006
10.9	Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers	8-K	10.1	February 9, 2010
10.10	Indenture, dated February 11, 2010 among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017	8-K	4.1	February 17, 2010
10.11	Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J. P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017	8-K	4.2	February 17, 2010
10.12	The McClatchy Company Management by Objective Plan Description	10-K	10.4	December 30, 2000

			Incorporated by reference herein
Exhibit					File Date/Period
Number		Description	Form	Exhibit	End Date
10.13	*	The Company’s Amended and Restated Long-Term Incentive Plan	8-K	99.1	May 23, 2005
10.14	*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan	10-Q	10.26	June 29, 2008
10.15	*	Amended and Restated Supplemental Executive Retirement Plan	10-K	10.4	December 29, 2002
10.16	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan	8-K	10.1	February 10, 2009
10.17	*	Amended and Restated McClatchy Company Benefit Restoration Plan	8-K	10.1	July 29, 2011
10.18	*	Amended and Restated McClatchy Company Bonus Recognition Plan	8-K	10.2	July 29, 2011
10.19	*	Amended and Restated 1994 Stock Option Plan	10-Q	10.15	July 1, 2001
10.20	*	The Company’s 2004 Stock Incentive Plan, as amended and restated	10-Q	10.25	June 29, 2008
10.21	*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company’s 2004 Stock Incentive Plan	10-K	10.25	December 30, 2007
10.22	*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement	8-K	99.1	December 16, 2004
10.23	*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan	8-K	99.1	January 28, 2005
10.24	*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan	8-K	10.1	December 18, 2009
10.25	*	The McClatchy Company 2012 Omnibus Incentive Plan	DEF 14A	Appendix A	April 2, 2012
10.26	*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8-K	10.3	May 18, 2012
10.27	*	Form of Stock Appreciation Right Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8-K	10.2	May 18, 2012

10.28	*	Employment Agreement between the Company and Patrick Talamantes dated May 16, 2012	8-K	10.1	May 18, 2012
10.29	*	2012 Senior Executive Retention Bonus Plan	8-K	10.4	May 18, 2012
10.30	*	Form of Indemnification Agreement between the Company and each of its officers and directors	8-K	99.1	May 23, 2005
10.31	*	Amended and Restated 1997 Stock Option Plan	10-K	10.7	December 29, 2002
10.32	*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007	10-K	10.16	December 31, 2006
10.33	*	Amended and Restated 1990 Directors’ Stock Option Plan dated February 1, 1998	10-K	10.12	December 31, 1997
10.34	*	The Company’s Amended and Restated 2001 Director Stock Option Plan	10-K	10.13	December 26, 2004
10.35	*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007	10-K	10.18	December 31, 2006
10.36	*	The Company’s Amended and Restated Employee Stock Purchase Plan	10-Q	10.28	June 29, 2008
10.37		Purchase and Sale Agreement Between the Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011	10-Q	10.42	June 26, 2011

Incorporated by reference herein
Exhibit					File Date/Period
Number		Description	Form	Exhibit	End Date
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase
	*	Compensation plans or arrangements for the Company’s executive officers and directors
	**	Furnished, not filed