Form 10-K
period 2012-12-30
MCCLATCHY CO
filed 2013-03-06
CIK 1056087

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 30, 2012
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

916-321-1844 Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

Based on the closing price of the registrant's Class A Common Stock on the New York Stock Exchange on June 22, 2012 the last business day of the registrant's second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $135.3 million. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding as of February 22, 2013:

Class A Common Stock	61,170,502
Class B Common Stock	24,800,962

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 14, 2013, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Note About Forward-Looking Statements:

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, including statements relating to future financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Part I, Item 1A). We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

ITEM 1.               BUSINESS

Overview

The McClatchy Company (the "Company," "we," "us" or "our") is a leading local media company that provides both print and digital news and advertising services in the markets we serve. We have more than a century and a half of experience in mass and targeted media with our origins in the California Gold Rush era of 1857. Originally incorporated in California as McClatchy Newspapers, Inc., our three original California newspapers – The Sacramento Bee, The Fresno Bee and The Modesto Bee – were the core of our business until 1979, when we began to diversify geographically outside of California. At that time, we purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri-City Herald in southeastern Washington. In 1986, we purchased The (Tacoma) News Tribune and in 1987, we reincorporated in Delaware. We expanded into the Carolinas when we purchased newspapers in South Carolina in 1990 and The News and Observer Publishing Company in North Carolina in 1995. In 2006, we acquired Knight-Ridder, Inc., retaining 20 daily papers and significant digital assets.

As the third largest newspaper company in the country, based upon daily circulation, our operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. Our newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 30, 2012 ("fiscal year 2012"), we had an average paid daily circulation of 2.0 million and Sunday circulation of 2.7 million. We also operate local websites in each of our markets that complement our newspapers and extend our audience reach. Our owned newspapers include, among others, the Fort Worth Star-Telegram, The Sacramento Bee, The Kansas City Star, The Miami Herald, The Charlotte Observer, and The (Raleigh) News & Observer.

Our newspapers are located in 29 diverse, growth markets across the United States. The business is operated across six operating regions: California, Florida, Texas, Southeast, Midwest and Northwest. For the year ended December 30, 2012, no region represented more than 29% of total advertising revenue and no single newspaper represented more than 12.4% of total newspaper revenues. Overall, our markets are expected to achieve household growth faster than the national average from 2013-2015.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation's largest online job website, CareerBuilder.com; 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental site Apartments.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; and 11.4% of Wanderful Media (formerly ShopCo, LLC), owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

McClatchy is listed on the New York Stock Exchange under the symbol MNI.

Strategy

We are committed to a three-pronged strategy to grow our media and advertising business as a leading local media company:

  •
  First, to operate high-quality newspapers in growth markets;

  •
  Second, to operate the leading local digital business in each of our daily newspaper markets, including websites, e-mail products, mobile services and other electronic media; and

  •
  Third, to extend these franchises by supplementing the mass reach of the newspaper with direct marketing and direct mail products so that advertisers can capture both mass and targeted audiences with one-stop shopping.

Business Initiatives

Our local media businesses have undergone a period of tremendous structural and cyclical change. In order to maintain our position as a leading local media company and implement our strategy, we are focused on the following five major business initiatives:

Increasing Advertising Revenues

Advertising revenues comprise the vast majority of our revenues, making the quality of our sales force of utmost importance. Advertising revenues were approximately 74% of consolidated net revenues in fiscal year 2012 and 75% in the year ended December 25, 2011 ("fiscal year 2011"). Circulation revenues approximated 21% of consolidated net revenues in fiscal years 2012 and 2011.

We have a local sales force in each of our markets and believe that these sales forces are generally larger than those of other local media outlets and websites in those markets. Our sales forces are responsible for delivering to advertisers the broad array of our advertising products, including print, digital and direct marketing products. Our advertisers range from large national retail chains to local automobile dealerships to small businesses and classified advertisers. To reach national advertisers, our newspapers work with national advertising representation firms and our corporate advertising department to develop relationships and make it easier for those large advertisers to place orders.

Increasingly, our emphasis has been on growing the breadth of products offered to advertisers, particularly our digital products, while expanding our relationships with smaller advertisers. Over the last several years we have expanded our "Sunday Select" program, which delivers a package of preprinted advertisements on Sunday to non-newspaper subscribers upon their request. Also we have expanded our popular "Print and Deliver" program, which helps small advertisers create preprinted advertising inserts to reach customers near their stores.

We are also focused on developing new digital advertising products and expanding our digital business as discussed further below.

Expanding McClatchy's Digital Business

Our advertising revenues from digital advertising have increased every year for at least the past 10 years, notwithstanding weak economic conditions and structural changes in the delivery of advertising products to digital media. Our newspaper websites, e-mail projects, podcasts, mobile services and other electronic media enable us to engage our readers with real-time news and information that matters to them. For the year ended December 30, 2012, our newspaper websites attracted an average of approximately 39 million unique visitors per month, of which approximately 25% were utilizing mobile devices.

We continue to be a newspaper industry leader in digital advertising revenues from newspaper websites as a percent of total advertising with 21.8% of advertising coming from digital products in fiscal year 2012, compared to 19.9% in fiscal year 2011. For fiscal year 2012, 54.3% of our digital advertising revenues came from advertisements placed only online; that is, they were not tied to a joint print buy, compared to 48.4% in fiscal year 2011. We believe this independent advertising revenue stream bodes well for the future of our digital business and is evidence of its importance as a delivery channel for advertisers.

Beginning in September 2012, five of our newspapers introduced new subscription packages for digital content that ended free, unlimited access to the newspapers' websites and certain mobile content. We expanded this model to our other markets in November and December 2012. The new program ("Plus Program") offers both a combined digital and print subscription and a digital-only subscription. Existing home delivery subscribers are given full access to the digital content and rolled into a bundled print and digital package for an additional fee when their subscription renews. Subscribers may "opt out" of the package and will be charged for print circulation only. A metered paywall on each of the newspaper websites requires users (generally non-subscribers) to pay for content after accessing a limited number of pages or news articles for free each month.

Our websites offer classified digital advertising products provided by companies in which we hold minority investment (as discussed above), including CareerBuilder.com for employment, Cars.com for autos and Apartments.com in the rental category.

We continue to pursue additional new digital products and offerings. In July 2012, we launched the initial phase of impressLOCAL®, our proprietary comprehensive digital marketing solution for local small- and medium-size businesses, which was rolled out to our Forth Worth, Texas and Kansas City, Missouri markets. By offering advertisers integrated packages including website customization, search engine marketing and optimization, social media presence and marketing services, and other multi-platform advertising opportunities, impressLOCAL® helps businesses improve the effectiveness of their marketing and advertising efforts. We expect to continue to roll out impressLOCAL® across certain of our other markets in 2013.

In August 2011, we completed the launch of dealsaver®, our proprietary daily deals service, across all of our markets. Unlike competitors, dealsaver® benefits from the promotional power of our local papers, their related websites and local sales forces. Since late 2010 we have been introducing Find n Save® across our markets. Find n Save® is a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising. We have also partnered with several other leading media and publishing companies to form Wanderful Media, which provides Find n Save® with significant scale. Other investors currently include, among others, Gannett Co., Inc., The Washington Post Company and the Hearst Corporation.

Maintaining Commitment to Public Service Journalism

We believe that high-quality news content is the foundation of the mass reach necessary for the press to play its role in a democratic society. It is also the underpinning of our success in the marketplace.

We are committed to developing best-in-class journalism and local content. Our newspapers have received many national and regional awards from their peers for outstanding journalism, including 52 Pulitzer Prizes and the Robert F. Kennedy Journalism Award for coverage of human rights and social justice in each of the last four years. In February 2013, we were awarded a prestigious George Polk Award for our coverage of the civil war in Syria.

We deliver breaking news as our websites and news delivered on mobile devices compete with television and radio broadcasters for news headlines that can subsequently be expanded in our newspapers. Our news organizations can provide both targeted information and in-depth coverage as needed through newspapers, websites, mobile devices and other developing technologies.

We believe our newspapers and digital operations are well-equipped to discover, produce and distribute premium quality content in ways that leverage our size and use technology to find efficiencies in newsgathering and distribution.

Broadening Newspapers' Audiences in Their Local Markets

Each of our daily newspapers has the largest circulation of any newspaper serving its particular community, and coupled with a local website and other digital platforms, reaches a broad audience in each market. We believe that our broad reach in each market is of primary importance in attracting advertising, which is our principal source of revenues.

Daily newspaper paid circulation was down 5.6% and Sunday circulation was down 3.1% in fiscal year 2012 compared with fiscal year 2011, reflecting, in part, print subscription price increases at about half of our newspapers during fiscal year 2012. Circulation volumes are also impacted by fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. As discussed above, during fiscal year 2012, we introduced the Plus Program digital packages at our daily newspapers. Marketing of the new model was intended, in part, to encourage print readers to take advantage of our content in digital formats. The Plus Program includes subscriptions for both combined digital and print readers and digital-only readers.

Our digital audience continues to show growth, with average local daily unique visitors at our newspapers' websites in fiscal year 2012 up 2.6% from fiscal year 2011. In addition, all our websites now offer mobile-friendly versions for smartphones, and our newspapers' content is available on e-readers, tablets and other mobile devices.

To remain the leading local media company for the communities we serve and a must-buy for advertisers, we are focused on maintaining a broad reach of print and digital audiences in each market we serve. We will continue to refine and strengthen our print platform, but our growth increasingly comes from our digital products and the beneficial impact those products have on the total audience we deliver for our advertisers.

Focusing on Cost Controls

The ongoing structural and cyclical changes in our markets demands that we respond by reengineering and restructuring our operations to achieve an efficient and sustainable cost structure. Over the past five years, we have substantially lowered our cost structure through workforce reductions, optimizing technology and maximizing printing, and distribution and content efficiencies, all while maintaining profitability at each of our newspapers.

Compensation expense is the largest component of our cash operating expenses. Technology increasingly is giving us the ability to operate more efficiently and reduce staff and related compensation expense. We actively look for opportunities to realize efficiencies by outsourcing and centralizing certain functions such as production, circulation, finance, information systems, customer call centers and advertising operations. For instance, 12 of our newspapers are now printed through outsourcing arrangements with nearby newspapers owned by us or other companies. We also believe using technology is an important component of our ability to continue to operate cost-effectively.

Our newspaper operations have emphasized restructuring moves that are generally preferred or acceptable to our audiences and advertisers, such as reducing the width of newspapers or reducing unprofitable circulation that reaches areas outside of a newspaper's core market. We are focusing our efforts on quality content production, effective sales efforts and growth in digital operations.

Other Operational Information

Each of our newspapers is largely autonomous in our local advertising and editorial operations in order to meet most effectively the needs of the particular community it serves.

We have two operating segments. Each segment consists primarily of a group of newspapers and related businesses reporting to segment managers that are aggregated into a single reportable segment. One operating segment consists primarily of our newspaper operations in California, the Northwest and Texas while the other operating segment consists primarily of newspaper operations in the Southeast, the Gulf Coast and the Midwest. Publishers of each of the newspapers make the day-to-day decisions and report to vice presidents (segment managers). The segment managers are responsible for implementing the operating and financial plans at each of the newspapers within their respective operating segment. The corporate managers, including executive officers, set the basic business, accounting, financial and reporting policies.

Our newspapers also work together to consolidate functions and share resources regionally and across operational segments that lend themselves to such efficiencies, such as certain regional or national sales efforts, accounting functions, digital publishing systems and products, information technology functions and others. Our corporate advertising department is headed by a vice president of advertising who works with our largest advertisers in placing advertising across our operating segments' newspapers and online products. These efforts are often coordinated through the segment managers and corporate personnel.

Our newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year reflecting the Spring and Thanksgiving and Christmas holidays, respectively. The first and third quarters, when holidays are not prevalent, are historically the slowest quarters for revenues and profits.

The following table summarizes the circulation of each of our daily newspapers. These circulation figures are reported on our fiscal year basis and are not meant to reflect Alliance for Audited Media ("AAM") (formerly Audit Bureau of Circulations) reported figures. Some of our fiscal year 2011 circulation volumes have been updated to reflect additional publications, which are now allowed under AAM reporting rules.

	2012		2011
Circulation by Newspaper	Daily	Sunday	Daily	Sunday
Fort Worth Star-Telegram	201,584	271,876	204,175	233,300
The Sacramento Bee	196,519	259,957	204,638	270,171
The Kansas City (Missouri) Star	192,304	286,200	201,140	304,547
The Charlotte Observer	142,871	200,241	151,828	214,159
The Miami Herald	138,148	194,548	159,123	212,875
The (Raleigh) News & Observer	124,981	184,982	131,126	192,416
The Fresno Bee	107,815	165,137	109,935	141,117
Lexington Herald-Leader	84,715	108,430	91,031	116,417
The (Tacoma) News Tribune	74,968	98,155	79,534	103,096
The Wichita Eagle	66,072	91,621	69,318	101,281
The (Columbia, SC) State	65,883	120,687	72,450	129,072
The Modesto Bee	58,040	69,933	60,595	72,680
El Nuevo Herald (Miami, FL)	53,237	68,492	56,453	71,960
Idaho Statesman (Boise)	47,328	70,335	49,023	76,197
Belleville (Illinois) News-Democrat	43,901	55,769	47,347	56,880
Anchorage Daily News	42,293	46,354	43,954	49,321
The (Macon, GA) Telegraph	40,342	60,554	45,483	65,778
The (Myrtle Beach, SC) Sun News	34,219	46,860	36,723	51,708
The (San Luis Obispo, CA) Tribune	32,948	36,783	34,046	38,408
(Biloxi, MS) Sun Herald	31,939	36,860	35,768	41,300
The Bradenton (Florida) Herald	30,707	41,768	32,691	44,423
(Columbus, GA) Ledger-Enquirer	30,091	38,614	32,128	41,730
Tri-City (Washington) Herald	28,272	34,194	32,046	37,409
The Olympian (Washington)	22,271	27,201	24,055	29,212
The (Rock Hill, SC) Herald	19,420	23,477	21,491	25,776
The Island Packet (Hilton Head, SC)	18,992	21,881	18,655	21,526
(State College, PA) Centre Daily Times	18,043	24,467	19,217	26,306
The Bellingham (Washington) Herald	16,328	20,246	16,919	21,216
Merced (California) Sun-Star	12,401	–	12,935	–
The Beaufort (South Carolina) Gazette	9,224	9,477	9,747	10,105

Our newspapers are generally delivered by independent contractors, and subscription revenues are recorded net of direct delivery costs.

Other Operations

We also have ownership interests and investments in unconsolidated companies and joint ventures. This includes ownership in premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation's largest online job website, CareerBuilder.com; 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental site Apartments.com; and 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com. In 2011, we became an 11.4% owner of Wanderful Media (formerly ShopCo, LLC), owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

We capture significant value from our digital investments, including Classified Ventures and CareerBuilder, which along with other important investments provided us with an additional $38.6 million of cash distributions in fiscal year 2012.

We and the Tribune Company have a joint venture in the McClatchy-Tribune Information Service ("MCT"), which offers stories, graphics, illustrations, photos and paginated pages for print publishers and web-ready content for online publishers. All our newspapers, Washington, D.C. staff and foreign bureaus produce MCT editorial material. Content is also supplied by Tribune Company newspapers and a number of other member newspapers.

We own 49.5% of the voting stock and 70.6% of the nonvoting stock of The Seattle Times Company. The Seattle Times Company owns The Seattle Times newspaper, weekly newspapers in Puget Sound and daily newspapers located in Walla Walla and Yakima, Washington.

In addition, we own a 27.0% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership, which owns and operates a newsprint mill in the state of Washington.

Raw Materials

During fiscal year 2012, we consumed approximately 159,000 metric tons of newsprint compared to 167,000 metric tons in fiscal year 2011 for our operations. The decrease in tons consumed was primarily due to lower advertising sales and circulation volumes. We currently obtain a majority of our supply of newsprint from Ponderay and SP Fiber Technologies (successor to SP Newsprint Co.), as well as a number of other suppliers, primarily under long-term contracts. We have a purchase commitment for 2013 of 81,648 metric tons of newsprint from SP Fiber Technologies.

Our earnings are sensitive to changes in newsprint prices. Newsprint expense accounted for 9.9% of total operating expenses in fiscal year 2012 and 10.3% in fiscal year 2011. However, because we have an ownership interest in Ponderay, an increase in newsprint prices, while negatively affecting our operating expenses, would increase the earnings from our share of this investment, therefore partially offsetting the increase in our newsprint expense. A decline in newsprint prices would have the opposite effect. Ponderay is also impacted by fluctuations in the cost of energy and fiber used in the paper-making process.

We estimate that we will use approximately 142,000 metric tons of newsprint in fiscal 2013, depending on the level of print advertising, circulation volumes and other business considerations. We purchased approximately 131,000 metric tons of newsprint from Ponderay and SP Fiber Technologies in 2012. See the discussion below; Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and the financial statements and accompanying notes for further discussion of the impact of these investments on our business.

We fully support recycling efforts. In fiscal year 2012, 97.8% of the newsprint used by our newspapers was made up of some recycled fiber; the average content was 61.8% recycled fiber. This translates into an overall recycled newsprint average of 60.5%. During fiscal year 2012, all of our newspapers collected and recycled press waste, newspaper returns and printing plates.

Competition

Our newspapers, direct marketing programs, websites and mobile content compete for advertising revenues and readers' time with television, radio, other websites, direct mail companies, free shoppers, suburban neighborhood and national newspapers and other publications, and billboard companies, among others. In some of our markets, our newspapers also compete with other newspapers published in nearby cities and towns. Competition for advertising is generally based upon print readership levels and demographics, advertising rates, internet usage and advertiser results, while competition for circulation and readership is generally based upon the content, journalistic quality, service and the price of the newspaper.

Our major daily newspapers are the primary general circulation newspaper in each of their respective markets. However, in recent years, newspapers have experienced difficulty maintaining or increasing print circulation levels because of a number of factors, including increased competition from other publications and other forms of media technologies available in various markets, including the internet and other new media formats that are often free for users and the proliferation of news outlets that fragments audiences. In addition, while our newspaper internet sites are generally the leading local sites in each of our major daily newspaper markets, based upon research conducted by us and various independent sources, we have noted changes in readership trends, including a shift of readers to the internet and mobile devices, and have experienced a continued shift of advertising to digital advertising. We face greater competition, particularly in the areas of employment, automotive and real estate advertising, from online competitors. To address the structural shift to digital media, our daily newspapers provide editorial content on a wide variety of platforms and formats – from our daily newspaper to leading local websites; on social network sites such as Facebook and Twitter; on smartphones and on e-readers; on websites and blogs; in niche online publications and in e-mail newsletters; through RSS (rich site summary) feeds and mobile applications. In addition, our websites offer leading digital classified products such as CareerBuilder.com, Cars.com and Apartments.com and retail and national advertising on Find n Save® portals. We also operate dealsaver®, our proprietary daily deals service, in all of our markets.

Employees – Labor

As of December 30, 2012, we had approximately 7,400 full and part-time employees (equating to approximately 6,640 full-time equivalent employees), of whom approximately 6.1% were represented by unions. Most of our union-represented employees are currently working under labor agreements with expiration dates through 2014. We have no unions at 21 of our 30 daily papers.

While our newspapers have not had a strike for decades, and we do not currently anticipate a strike occurring, we cannot preclude the possibility that a strike may occur at one or more of our newspapers when future negotiations occur. We believe that in the event of a newspaper strike we would be able to continue to publish and deliver to subscribers, a capability which is critical to retaining revenues from advertising and circulation, although there can be no assurance that we will be able to continue to publish in the event of a strike.

Compliance with Environmental Laws

We use appropriate waste disposal techniques for items such as ink and other toxic fluids. As of December 30, 2012, we have $1.0 million in letters of credit shared among various state environmental agencies and the U.S. Environmental Protection Agency to provide collateral related to existing or previously removed storage tanks. However, we do not currently have any significant environmental issues and in fiscal years 2012, 2011 and 2010 had no significant expenses or capital expenditures related to environmental control facilities.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the U.S. Securities and Exchange Commission (the "SEC"). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Other information includes, among other things, our Corporate Governance Guidelines, charters for each committee of the Board of Directors, Code of Business Conduct and Ethics, and Senior Officers Code of Ethics. Such reports and other information we file with the SEC are available free of charge on our website at www.mcclatchy.com/investor_relations/ and such reports are available on the SEC's website. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at

1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Paper copies of any such filings and corporate governance documents are available free of charge upon request to The McClatchy Company, 2100 Q Street, Sacramento, CA 95816, Attn: Investor Relations. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be an inactive textual reference only.

ITEM 1A.            RISK FACTORS

We have significant competition in the market for news and advertising, which may reduce our advertising and circulation revenues in the future.

Our primary source of revenues is advertising, followed by circulation. In recent years, the advertising industry generally has experienced a secular shift toward internet advertising and away from other traditional media. In addition, our circulation has declined, reflecting general trends in the newspaper industry, including consumer migration toward the internet and other media for news and information. We face increasing competition from other digital sources for both advertising and circulation revenues. This competition has intensified as a result of the continued developments of digital media technologies. Distribution of news, entertainment and other information over the internet, as well as through mobile phones, tablets and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to advertisers and audiences. As media audiences fragment, we expect advertisers to continue to allocate larger portions of their advertising budgets to digital media, which through pay-for-performance and keyword-targeted advertising can offer advertisers more directly measurable returns on investment than traditional print media. This increased competition has had and is expected to continue to have an adverse effect on our business and financial results, including negatively impacting revenues and operating income.

Our advertising revenues may decline due to weak general economic and business conditions.

The U. S. economy continues to be in a period of uncertainty. Certain aspects of the economy, including housing, employment and consumer confidence, remain challenging. These challenging economic conditions have had and are expected to continue to have an adverse effect on our advertising revenues. To the extent these economic conditions continue or worsen our business and advertising revenues will be further adversely affected, which could negatively impact our operations and cash flows and our ability to meet the covenants in our debt agreements. Our advertising revenues will be particularly adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Consolidation across various industries, particularly large department stores and telecommunications companies, may also reduce our overall advertising revenues. In addition, seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate. Advertising revenues in the second and fourth quarters are typically higher than in the first and third quarters, reflecting the slower economic activity in those quarters and the stronger fourth-quarter holiday season. If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, we may not be able to increase or maintain our revenues for the year, which would have an adverse effect on our business and financial results.

In September 2012, we began introducing subscription packages for digital content that ended free, unlimited access to our newspapers' websites and certain mobile content. If we are not successful in the implementation of our digital subscription packages, our ability to produce anticipated circulation revenues and sustain our print and/or digital audiences may be negatively impacted.

Beginning in September 2012, five of our newspapers introduced new subscription packages, our Plus Program, for digital content that ended free, unlimited access to the newspapers' websites and certain mobile content. We expanded this model to our other markets in November and December 2012. The Plus

Program includes both a combined digital and print subscription and a digital-only subscription. Existing home delivery subscribers are given full access to the digital content and are automatically enrolled in a bundled print and digital package for an additional fee when their subscription renews. Subscribers who do not wish to take the new package may "opt out" of the package and will be charged for print circulation only. Further, a metered paywall on each of the newspaper websites requires users to pay for content after accessing a limited number of pages or news articles for free each month. Our ability to build a subscriber base on our digital platforms through these packages depends on market acceptance, consumer habits, pricing, an adequate online infrastructure, terms of delivery platforms and other factors. If our print subscribers opt out of the packages in greater numbers than we anticipate, we may not generate expected circulation revenues. In addition, the price increases may result in a loss of print readers, and the paywall may result in fewer page views or unique visitors to our websites if digital viewers are unwilling to pay to gain access to our digital content. Stagnation or a decline in website traffic levels may adversely affect our advertiser base and advertising rates and result in a decline in digital revenues.

Increasing popularity of digital media and the shift in consumer habits and advertising expenditures from traditional print to digital media have adversely affected and may continue to adversely affect our operating revenues and may require significant capital investments due to changes in technology.

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

Accordingly, our quarterly and annual financial results may vary significantly in the future. The results of prior periods should not be relied upon as an indication of future performance. We cannot provide any assurance that in future quarters, our revenue or operating results will not be below our projections or the expectations of stock market analysts or investors which could cause our stock price to decline.

Our lease for our existing Miami facilities requires that we vacate the existing facilities by the end of May 2013. If the construction of our new facilities for our Miami newspaper operations is not completed by the end of May 2013, we may incur substantial unscheduled additional costs associated with the relocation of the Miami operations.

On May 27, 2011, we sold 14.0 acres of land in Miami, including the building holding the operations of one of our subsidiaries, The Miami Herald Media Company. In connection with the sale, The Miami Herald Media Company entered into a lease agreement with the buyer pursuant to which we have continued to operate our Miami newspaper operations rent free from the existing location through May 2013, while our new facilities are being constructed. We must vacate the facilities by the end of May 2013.

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

As a result of adverse general economic and business conditions and our operating results, we have taken steps to lower operating costs by reducing workforce and implementing general cost-control measures. If we do not achieve expected savings from these initiatives, or if our operating costs increase as a result of these initiatives, our total operating costs may be greater than anticipated. These cost-control measures may also affect our business and our ability to generate future revenue. Because portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues, we are limited in our ability to reduce costs in the short-term to offset any declines in revenues. If these cost-control efforts do not reduce costs sufficiently or otherwise adversely affect our business, income from continuing operations may decline.

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

Our business, reputation and results of operations could be negatively impacted by data security breaches and other security threats and disruptions.

Certain network and information systems are critical to our business activities. Network and information systems may be affected by cyber security incidents that can result from deliberate attacks or system failures. Threats include, but are not limited to, computer hackings, computer viruses, worms or other destructive or disruptive software, or other malicious activities. Our security measures may also be breached due to employee error, malfeasance, or otherwise. As a result of these breaches, an unauthorized party may obtain access to our data or our users' data or our systems may be compromised. These events evolve quickly and often are not recognized until launched against a target, so we may be unable to anticipate these techniques or to implement adequate preventative measures. Our network and information systems may also be compromised by power outages, fire, natural disasters, terrorist attacks, war or other similar events. There can be no assurance that the actions, measures and controls we have implemented will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. Although we have experienced cyber security incidents, to date none had a material impact on our financial condition, results of operations or liquidity. Nonetheless, these types of events are likely to occur in the future and such events could disrupt our operations or other third party information technology systems in which we are involved. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems, or infrastructure by employees, others with authorized access to our systems, or unauthorized persons could result in legal or financial liability or otherwise negatively impact our operations. They also could require significant management attention and resources, and could negatively impact our reputation among our customers, advertisers and the public, which could have a negative impact on our financial condition, results of operations or liquidity.

We are subject to significant financial risk as a result of our $1.6 billion in total consolidated debt.

As of December 30, 2012, we had approximately $1.7 billion in total principal indebtedness outstanding, including current portion of long-term debt of $83.6 million in 11.50% senior secured notes, resulting from our commitment to redeem these notes by January 17, 2013. In February 2013, we purchased $48.5 million aggregate principal amount of our outstanding debt, in the open market, which consisted of $37.5 million aggregate principal amount of our 4.625% notes due in 2014 and $11.0 million aggregate principal amount of our 5.750% notes due in 2017. As a result of the redemptions and purchases, we reduced our total consolidated debt to $1.6 billion as of the filing of this annual report on Form 10-K. Additionally, after the purchases in February 2013 we have $304.1 million aggregate principal amounts with scheduled maturity dates in 2014 and 2017. This level of debt increases our vulnerability to general adverse economic and industry conditions and we will likely need to refinance our debt prior to its scheduled maturity. Higher leverage ratios, our credit ratings or other factors outside of our control could adversely affect our future ability to refinance maturing debt on commercially acceptable terms, or at all, or the ultimate structure of such refinancing.

Covenants in the indenture governing the notes and our other existing debt agreements will restrict our business in many ways.

The indenture governing our 9.00% Senior Secured Notes due in 2022 (the "9.00% Notes") and our secured credit agreement contain various covenants that limit, subject to certain exceptions, our ability and/or our restricted subsidiaries' ability to, among other things:

  •
  incur or assume liens;

  •
  incur additional debt or provide guarantees in respect of obligations of other persons;

  •
  issue redeemable stock and preferred stock;

  •
  pay dividends or make distributions on capital stock, repurchase, redeem or make payments on capital stock or prepay, repurchase, redeem, retire, defease, acquire or cancel certain of our existing notes or debentures prior to the stated maturity thereof;

  •
  make loans, investments or acquisitions;

  •
  create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us or to guarantee our debt, limit our or any of our subsidiaries' ability to create liens, or make or pay intercompany loans or advances;

  •
  enter into certain transactions with affiliates;

  •
  sell, transfer, license, lease or dispose of our or our subsidiaries' assets, including the capital stock of our subsidiaries; and

  •
  dissolve, liquidate, consolidate or merge with or into, or sell substantially all the assets of us and our subsidiaries, taken as a whole, to, another person

The restrictions contained in the indenture governing the 9.00% Notes and the secured credit agreement could adversely affect our ability to:

  •
  finance our operations;

  •
  make needed capital expenditures;

  •
  make strategic acquisitions or investments or enter into alliances;

  •
  withstand a future downturn in our business or the economy in general;

  •
  refinance our outstanding indebtedness prior to maturity;

  •
  engage in business activities, including future opportunities, that may be in our interest; and

  •
  plan for or react to market conditions or otherwise execute our business strategies.

Our ability to comply with covenants contained in the indenture for the 9.00% Notes and our secured credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us. In addition, our obligations under the 9.00% Notes and the secured credit agreement are secured, subject to permitted liens, on a first-priority basis, and such security interests could be enforced in the event of default by the collateral agent for the secured credit agreement. In the event of such an enforcement, we cannot assure you that the proceeds from an enforcement would be sufficient to pay our obligations under the 9.00% Notes or secured credit agreement or at all.

In the future, we will need to repay our existing indebtedness and meet our obligations, and the failure to do so will adversely affect our business.

We may not be able to generate sufficient cash internally to repay all of our indebtedness at maturity or to meet our other obligations. As of December 30, 2012, we had approximately $1.7 billion of total indebtedness outstanding, which was reduced to $1.6 billion by the end of February 2013, with our redemption of the then-outstanding 11.50% senior secured notes and the purchases of additional notes. As of the end of fiscal year 2012, the projected benefit obligations of our qualified defined benefit pension plan ("Plan") exceeded plan assets by $587.9 million. While amounts of future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Plan and future government regulations, we estimate that a total of approximately $25 million will be required to be contributed to the Plan in fiscal year 2014. In addition, we have a limited number of supplemental retirement plans, which provide certain key employees with additional retirement benefits. These plans have no assets; however as of December 30, 2012, our projected benefit obligations of these plans was $126.4 million. These plans are on a pay-as-you-go basis. Our ability to make payments on and to refinance our indebtedness, including the 9.00% Notes and our other series of outstanding notes, to make required contributions to the Plan, fund the supplemental retirement plans and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the 9.00% Notes and our other series of outstanding notes or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before the maturity thereof, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations or our ability to refinance our existing debt. The terms of existing or future debt instruments, including the indenture governing the 9.00% Notes offered hereby, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our outstanding debt.

As of December 30, 2012, we had approximately $36.1 million in face amount of letters of credit outstanding under the secured credit agreement and a current portion due on long-term debt of $83.6 million of 11.50% senior secured notes. The remaining $83.6 million of 11.50% senior secured notes was redeemed by January 17, 2013. In February 2013, we purchased $48.5 million aggregate principal amount of our outstanding debt, in the open market, which consisted of $37.5 million aggregate principal amount of our 4.625% notes due in 2014 and $11.0 million aggregate principal amount of our 5.750% notes due in 2017. As a result of the redemptions and purchases in early 2013, we reduced our total outstanding indebtedness to $1.6 billion. Of the $1.6 billion, we have approximately $28.9 million of notes with an interest rate of 4.625% due in 2014; approximately $275.1 million of notes with an interest rate of 5.750% due in 2017; $910 million of 9.00% Notes; approximately $89.2 million of debentures with an interest rate of 7.150% due in 2027 and approximately $276.2 million of debentures with an interest rate of 6.875% due in 2029.

We may not be able to pay for or refinance existing obligations or raise any required additional capital or do so on favorable terms. Borrowing costs related to future capital raising activities may be significantly higher than our current borrowing costs, and we may not be able to raise additional capital on favorable terms, or at all, if unsettled conditions in financial markets continue to exist. We may be forced to cancel or scale back our business activities, and we may be unable to refinance our debt.

We require newsprint for operations and, therefore, our operating results may be adversely affected if the price of newsprint increases or if we experience disruptions in our newsprint supply chain.

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 9.9% of our operating expenses in the year ended December 30, 2012. Accordingly, our earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

  •
  declining newsprint supply from mill closures;

  •
  reduction in newsprint suppliers because of consolidation in the newsprint industry;

  •
  paper mills reducing their newsprint supply because of switching their production to other paper grades; and

  •
  a decline in the financial situation of newsprint suppliers.

We have not attempted to hedge price fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint other than the natural hedge created by our ownership interest in Ponderay. If the price of newsprint increases materially, operating results could be adversely affected. In addition, we rely on a limited number of suppliers for deliveries of newsprint. If newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

A portion of our employees are members of unions, and if we experience labor unrest, our ability to produce and deliver newspapers could be impaired.

If we experience labor unrest, our ability to produce and deliver newspapers could be impaired in some locations. In addition, the results of future labor negotiations could harm our operating results. Our newspapers have not experienced a labor strike for decades. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 30, 2012, approximately 6.1% of full-time and part-time employees were represented by unions. Most of our union-represented employees are currently working under labor agreements, with expiration dates through 2014. We face collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, our operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations. In addition, our ability to make short-term adjustments to control compensation and benefits costs, rebalance our portfolio of businesses or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.

We may be required to make greater contributions to our qualified defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon our operations.

The adverse conditions in the capital markets in 2008 had a significantly negative impact on the investment funds in our qualified defined benefit pension plan ("Plan"), which has been partially offset by returns in the capital markets since the end of 2008. The projected benefit obligations of the Plan exceeded plan assets by $587.9 million as of December 30, 2012, an increase of $165.4 million from December 25, 2011. In January 2013, we contributed $7.5 million to the Plan, reducing the underfunded obligation to $580.4 million.

The excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans. The new legislation and calculation uses historical averages of long-term highly-rated corporate bonds (within ranges as defined in the legislation) which have an impact of applying a higher discount rate to determine the projected benefit obligations for funding and current long-term interest rates. Also, the Pension Relief Act of 2010 ("PRA") provided relief in the funding requirements of the Plan, and we have elected an option that allows the funding related to our 2009 and 2011 plan years required contributions to be paid over 15 years. However, even with the relief provided by these legislative rules, we expect future contributions to be required. In addition, adverse conditions in the capital markets and/or lower long-term interest rates may result in greater annual contribution requirements. In addition, adverse conditions in the capital markets and/or lower long-term interest rates may result in greater annual contribution requirements, placing greater liquidity needs upon our operations.

We have invested in certain digital ventures, but such ventures may not be as successful as expected, which could adversely affect our results of operations.

We continue to evaluate our business and make strategic investments in digital ventures, either alone or with partners, to further our digital growth. We have, among others, investments with other partners in CareerBuilder LLC, which operates the nation's largest online job site, CareerBuilder.com, Classified Ventures, LLC, which operates Cars.com, Apartments.com and other classified websites, and HomeFinder LLC, which operates the real estate website HomeFinder.com. The success of these ventures may be dependent to an extent on the efforts of our partners. Further, our ability to monetize the investments and/or the value we may receive upon any disposition may depend on the actions of our partners. As a result, our ability to control the timing or process relating to a disposition may be limited, which could adversely affect the liquidity of these investments or the value we may ultimately attain upon disposition. If the value of the companies in which we invest declines, we may be required to record a charge to earnings. There can be no assurances that we will receive a return on these investments or that they will result in advertising growth or will produce equity income or capital gains in future years.

If we are not successful in growing and managing our digital businesses, our business, financial condition and prospects will be adversely affected.

Our future growth depends to a significant degree upon the development and management of our digital businesses. The growth of our digital businesses over the long term depends on various factors, including, among other things, the ability to:

  •
  continue to increase digital audiences;

  •
  attract advertisers to our websites;

  •
  maintain or increase the advertising rates on our websites;

  •
  exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services; and

  •
  invest funds and resources in digital opportunities.

In addition, we expect that our digital business will continue to increase as a percentage of our total revenues in future periods. For the year ended December 30, 2012, digital advertising revenues comprised 21.8% of total advertising revenues, as compared to 19.9% for fiscal year 2011. As our digital business becomes a greater portion of our overall business, we will face a number of increased risks from managing our digital operations, including, but not limited, to the following:

  •
  restructuring our sales force to effectively sell advertising in the digital advertising arena versus our historical print advertising business;

  •
  attracting and retaining employees with skill sets and knowledge base needed to successfully operate in digital business; and

  •
  managing the transition to a digital business from a historical print focused business and the need to concurrently reduce the physical infrastructure, distribution infrastructure and related fixed costs associated with the historical print business.

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

Circulation declines could adversely affect our circulation and advertising revenues and circulation price increases could exacerbate declines in circulation volumes.

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

These factors could also affect our newspapers' ability to institute circulation price increases for print products. Also, print price increases have historically had an initial negative impact on circulation volumes that may not be mitigated with additional marketing and promotion. A prolonged reduction in circulation would have a material adverse effect on advertising revenues. To maintain our circulation base, we may be required to incur additional costs that we may not be able to recover through circulation and advertising revenues.

Developments in the laws and regulations to which we are subject, may result in increased costs and lower advertising revenues from our digital businesses.

We are generally subject to government regulation in the jurisdictions in which we operate. In addition, our websites are available worldwide and are subject to laws regulating the internet both within and outside the United States. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Advertising revenues from our digital businesses could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to the use of consumer data in digital media.

Adverse results from litigation or governmental investigations can impact our business practices and operating results.

From time to time, we and our subsidiaries are parties to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our business as it is presently being conducted.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None

ITEM 2.               PROPERTIES

Our corporate headquarters are located at 2100 "Q" Street, Sacramento, California. At December 30, 2012, we had newspaper production facilities in 17 markets in 13 states. Our facilities vary in size and in total occupy about 7.0 million square feet. Approximately 2.4 million of the total square footage is leased from others, while we own the properties for the remaining square footage. We own substantially all of our production equipment, although certain office equipment is leased.

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our newspapers.

ITEM 3.               LEGAL PROCEEDINGS

We are subject to a variety of legal proceedings (including libel, employment, wage and hour, independent contractor and other legal actions) and government proceedings (including environmental matters) that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and outcomes are typically uncertain, and our past experience does not provide any additional visibility or predictability to estimate the range of loss that may occur because the costs, outcome and status of these types of claims and proceedings have varied significantly in the past. Accordingly, we are unable to estimate the amount or range of reasonably possible losses. Historically, such claims and proceedings have not had a material adverse effect upon our consolidated results of operations or financial condition.

ITEM 4.               MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The McClatchy Company's (the "Company," "we," "us" or "our") Class A Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "MNI". A small amount of Class A Common Stock is also traded on other exchanges. Our Class B Common Stock is not publicly traded. As of February 22, 2013, there were approximately 5,355 and 20 record holders of our Class A and Class B Common Stock, respectively. The following table lists the high and low prices of our Class A Common Stock as reported by the NYSE for each fiscal quarter of 2012 and 2011:

Fiscal Year 2012 Quarters Ended:	High	Low
March 25, 2012	$3.04	$2.22
June 24, 2012	$2.96	$1.98
September 23, 2012	$2.42	$1.50
December 30, 2012	$3.45	$2.18

Fiscal Year 2011 Quarters Ended:	High	Low
March 27, 2011	$5.61	$3.21
June 26, 2011	$3.75	$2.30
September 25, 2011	$2.91	$1.25
December 25, 2011	$2.41	$1.05

Dividends:

During fiscal year 2009, we suspended our quarterly dividend and therefore we did not pay any cash dividends in the fiscal years 2012 or 2011. The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors. Also, the amount of future dividends is governed by reaching certain leverage levels of earnings before interest, taxes, depreciation and amortization under our debt agreements.

Equity Securities:

During the year ended December 30, 2012, we did not sell any equity securities of the Company, which were not registered under the Securities Act of 1933, as amended. During the year ended December 30, 2012, we did not repurchase any equity securities.

Performance Graph:

The following graph compares the cumulative five-year total return attained by shareholders on The McClatchy Company's common stock versus the cumulative total returns of the S&P Midcap 400 index, a customized peer group composed of six companies ("New Peer Group") and a customized peer group composed of nine companies used during the fiscal year ended December 25, 2011 ("Old Peer Group").

Our New Peer Group is customized to include six companies that are publicly traded with at least 40% of their revenues from newspaper publishing. This peer group includes: A. H. Belo Corp., E.W. Scripps Company, Gannett Co., Journal Communications Inc., Lee Enterprises Inc. and New York Times Company. In customizing the New Peer Group we removed three companies that were included in Old Peer Group: Gatehouse Media Inc., Media General Inc., and Sun-Times Media Group, Inc. These companies were removed because they are no longer publicly traded or are smaller reporting companies.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The McClatchy Company, the S&P Midcap 400 Index,
Old Peer Group, and New Peer Group

    *$100 invested on 12/30/07 in stock or 12/31/07 in index, including reinvestment of dividends.
    Index calculated on month-end basis.

    Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Fiscal Years Ended:
	12/30/07	12/28/08	12/27/09	12/26/10	12/25/11	12/30/12
The McClatchy Company	$100	$7	$38	$51	$25	$32
S&P Midcap 400	$100	$64	$88	$111	$109	$129
Old Peer Group	$100	$22	$47	$46	$38	$49
New Peer Group	$100	$23	$49	$48	$40	$51

ITEM 6.               SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

(in thousands, except per share amounts)	December 30, 2012 (1)	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
REVENUES – NET:
Advertising	$914,738	$956,305	$1,049,964	$1,143,129	$1,568,766
Circulation	263,286	262,335	272,776	278,256	265,584
Other	52,700	51,000	52,492	50,199	66,106

	1,230,724	1,269,640	1,375,232	1,471,584	1,900,456
OPERATING EXPENSES:
Other operating expenses	919,313	943,997	1,002,945	1,130,183	1,536,343
Depreciation and amortization	125,275	121,528	133,404	142,889	142,948
Goodwill and masthead impairment	–	2,800	–	–	59,563

	1,044,588	1,068,325	1,136,349	1,273,072	1,738,854
OPERATING INCOME	186,136	201,315	238,883	198,512	161,602
NON-OPERATING (EXPENSE) INCOME:
Interest expense	(151,334)	(165,434)	(177,641)	(127,276)	(157,385)
Interest income	88	97	550	47	1,429
Equity income in unconsolidated companies, net	31,935	27,762	11,752	2,130	(14,021)
Gain (loss) on extinguishment of debt	(88,430)	(1,203)	(10,661)	44,117	21,026
Write-down of investments and land	–	–	(24,447)	(34,172)	(26,462)
Other – net	79	248	265	203	35,896

	(207,662)	(138,530)	(200,182)	(114,951)	(139,517)
Income from continuing operations before income tax provision (benefit)	(21,526)	62,785	38,701	83,561	22,085
Income tax provision (benefit)	(21,382)	8,396	5,601	26,800	19,278

NET INCOME FROM CONTINUING OPERATIONS	(144)	54,389	33,100	56,761	2,807
Income from discontinued operations, net of tax	–	–	3,083	(6,174)	(6,758)

NET INCOME (LOSS)	$(144)	$54,389	$36,183	$50,587	$(3,951)

Basic earnings per common share:
Income from continuing operations	$–	$0.64	$0.39	$0.68	$0.03
Discontinued operations, net of tax	–	–	0.04	(0.07)	(0.08)

Net income per basic common share	$–	$0.64	$0.43	$0.61	$(0.05)
Diluted earnings per common share:
Income from continuing operations	$–	$0.63	$0.39	$0.68	$0.03
Discontinued operations, net of tax	–	–	0.04	(0.07)	(0.08)

Net income per diluted common share	$–	$0.63	$0.43	$0.61	$(0.05)
Dividends per common share:	$–	$–	$–	$0.09	$0.54
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$3,005,131	$3,040,059	$3,146,859	$3,299,899	$3,522,206
Long-term debt	1,587,330	1,577,476	1,703,339	1,896,436	2,037,776
Financing obligations	279,325	272,795	–	–	–
Stockholders' equity	42,501	175,187	215,752	166,686	52,429

  (1)
  Due to our fiscal calendar, the year ended on December 30, 2012 encompassed a 53-week period as compared to the other fiscal year ends identified in this table, which only have 52-week periods.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Part I, Item 1 "Note About Forward-Looking Statements" and Item 1A "Risk Factors," which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the results of operations and financial condition of The McClatchy Company (the "Company," "we," "us" or "our"). MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements ("Notes") as of and for each of the three years in the period ended December 30, 2012, December 25, 2011 and December 26, 2010 included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets we serve. We are the third largest newspaper company in the United States, based on daily circulation. Our operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. Our largest newspapers include the Fort Worth Star-Telegram, The Sacramento Bee, The Kansas City Star, The Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation's largest online job website, CareerBuilder.com, 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com, 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; and 11.4% of Wanderful Media (formerly ShopCo, LLC), owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

Our fiscal year ends on the last Sunday in December. Due to our fiscal calendar, the year ended on December 30, 2012 ("fiscal year 2012") encompassed a 53-week period. The year ended December 25, 2011 ("fiscal year 2011") and the year ended December 26, 2010 ("fiscal year 2010") both consist of 52-week periods.

Our primary sources of revenues are print and digital advertising, which accounted for 74.3% of our total revenues for fiscal year 2012 compared to 75.3% in fiscal year 2011. All categories (retail, national and classified) of advertising discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press ("ROP") advertising), advertising inserts placed in newspapers ("preprint advertising") and/or advertising delivered digitally.

In fiscal year 2012, circulation revenues accounted for 21.4% of our total revenues compared to 20.7% in fiscal year 2011. Most of our newspapers are delivered by independent contractors. Circulation revenues are recorded net of direct delivery costs.

For fiscal year 2012, revenues from other sources, including among other, commercial printing and distribution revenues, constituted 4.3% of our total revenues compared to 4.0% in fiscal year 2011.

See "Results of Operations" section below for a discussion of our revenue performance and contribution by category for the fiscal years 2012, 2011 and 2010.

Recent Developments

Senior Secured Notes Refinanced

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Senior Secured Notes due in 2022 ("9.00% Notes"). We received approximately $889 million, net of financing costs, in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Senior Secured Notes, due in 2017 ("11.50% Notes"), in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer at a repurchase price of $1,103.40 for each $1,000 principal amount of 11.50% Notes tendered plus accrued and unpaid interest. In connection with the tender offer of the 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. By January 17, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and will record a loss on the extinguishment of debt of approximately $9.6 million during the quarter ended March 24, 2013. See Debt and Related Matters section in the "Liquidity and Capital Resources" section below for additional information.

Third Amended and Restated Credit Agreement

In connection with the 9.00% Notes offering, described above, we entered into the Third Amended and Restated Credit Agreement ("Credit Agreement"), dated as of December 18, 2012. The Credit Agreement amends and restates in its entirety the Second Amended and Restated Credit Agreement dated June 22, 2012. The Credit Agreement provides for a $75 million revolving credit commitment, with a $50 million letter of credit subfacility, and has a maturity date of December 18, 2017. Our obligations under the Credit Agreement are secured by a first-priority security interest in certain of our assets. See Debt and Related Matters section in the "Liquidity and Capital Resources" section below for additional information.

Digital Subscriptions Packages

Beginning in September 2012, five of our newspapers introduced new subscription packages ("Plus Program") for digital content that ended free, unlimited access to the newspapers' websites and certain mobile content. We expanded this model to our other markets in November and December 2012. The Plus Program includes both a combined digital and print subscription and a digital-only subscription. Existing home delivery subscribers are given full access to the digital content and rolled into a bundled print and digital package for an additional fee when their subscription renews. Subscribers who do not wish to take the Plus Program may "opt out" of the package and will be charged for print circulation only. A metered paywall on each of the newspaper websites requires users (generally non-subscribers) to pay for content after accessing a limited number of pages or news articles for free each month.

Sale of Real Property in Miami and Subsequent Plans for Relocation

On May 27, 2011, we sold 14.0 acres of land in Miami, including the building holding the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million. We received cash proceeds of $230.0 million. The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of our Miami operations. In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

In connection with the sale, The Miami Herald Media Company entered into a lease agreement with the buyer pursuant to which we have continued to operate our Miami newspaper operations rent free from the existing location through May 2013, while our new facilities are being constructed. We must vacate the facilities by the end of May 2013. As a result of our continuing involvement in the property and given the fact that we will not pay rent during this period, the sale was treated as a financing transaction. Accordingly, we will continue to depreciate the carrying value of the building until our operations are moved. In addition, we have recorded a $236.0 million liability (in financing obligations) equal to the sales proceeds received of $230.0 million plus the $6.0 million received from the escrow account for reimbursement of moving expenses. We are imputing rent based on comparable market rates, which will be reflected as interest expense until the operations are moved. As of December 30, 2012, no gain or loss has been recognized on the transaction. We expect to recognize a gain of approximately $10 million at the time the operations are moved since there will no longer be a continuing involvement with the Miami property.

In the first quarter of 2012, we purchased approximately 6.1 acres of land located in Doral, Florida, for approximately $3.1 million. We are building a new production facility on this site for our Miami newspaper operations. In January 2012, we also entered into an operating lease for a two-story office building adjacent to the new production facility. The operating lease on the office building has initial annual base lease payments of $1.8 million beginning in May 2013 when the building is expected to be occupied. Total costs related to relocating the Miami newspaper operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation and moving expenses, are estimated to be as follows:

  •
  Net cash outlays for capital expenditures related to the new facilities are estimated to be $32 million. We began incurring these costs in the first quarter of 2012. During fiscal years 2012 and 2011, we incurred approximately $17.5 million and $0.4 million of net cash outlays, respectively.

  •
  Cash expenses to relocate the Miami newspapers' operations are expected to be $12 million. During fiscal years 2012 and 2011, our cash expenses were approximately $4.5 million and $0.9 million, respectively.

  •
  Accelerated depreciation of $13 million is expected to be incurred on existing assets expected to be retired or decommissioned in connection with the relocation. During fiscal year 2012, we accelerated depreciation on retired or decommissioned assets totaling approximately $8.3 million.

The relocation of the Miami newspaper operations is expected to be completed in May 2013 and related costs and expenses are expected to be incurred through the third quarter of 2013.

Other Recent Debt Reductions

In February 2013, we purchased $48.5 million aggregate principal amount of our outstanding debt, in the open market, which consisted of $37.5 million aggregate principal amount of our 4.625% notes due in 2014 and $11.0 million aggregate principal amount of our 5.750% notes due in 2017.

Results of Operations

Fiscal Year 2012 Compared to Fiscal Year 2011

We had a net loss in fiscal year 2012 of $0.1 million, or $0.00 per diluted share, compared to net income of $54.4 million, or $0.63 per diluted share, in fiscal year 2011. The net loss primarily resulted from the recognition of a non-operating loss on extinguishment of debt related to the repurchases of $762.4 million of our 11.50% Notes pursuant to our cash tender offer in December 2012. See Debt and Related Matters section in the "Liquidity and Capital Resources" section below for additional information related to these tender offer repurchases.

Revenues

The following table summarizes our revenues by category, which compares fiscal year 2012 to fiscal year 2011:

	Years Ended
(in thousands)	December 30, 2012 (53 weeks)	December 25, 2011 (52 weeks)	$ Change	% Change
Advertising:
Retail	$474,031	$499,250	$(25,219)	(5.1)
National	70,477	76,296	(5,819)	(7.6)
Classified:
Auto	83,396	80,823	2,573	3.2
Real estate	36,386	44,703	(8,317)	(18.6)
Employment	46,954	51,933	(4,979)	(9.6)
Other	71,544	73,950	(2,406)	(3.3)

Total classified	238,280	251,409	(13,129)	(5.2)
Direct marketing and other	131,950	129,350	2,600	2.0

Total advertising	914,738	956,305	(41,567)	(4.3)
Circulation	263,286	262,335	951	0.4
Other	52,700	51,000	1,700	3.3

Total revenues	$1,230,724	$1,269,640	$(38,916)	(3.1)

During fiscal year 2012, total revenues decreased 3.1% compared to fiscal year 2011 as we continued to be impacted by the industry-wide declines in advertising revenues. The continued weak economy and a secular shift in advertising demand from print to digital products are the principal causes of the decline in total revenues. However, the 3.1% decrease in total revenues in fiscal year 2012 as compared to fiscal year 2011, is smaller than the 7.7% decrease in fiscal year 2011 as compared to fiscal year 2010. This is due to our efforts to grow revenues from our digital products to offset the expected declines in revenues from our print products, as well as the 53rd week in fiscal year 2012. We estimate that the 53rd week provided for an additional $16.5 million in advertising revenues, $4.9 million in circulation revenues and $22.7 million in total revenues.

Advertising Revenues

Newspaper advertising is typically display advertising, or in the case of classified, display and/or liner advertising, while digital advertising can be in the form of display, coupon or banner ads, video, search advertising and/or liner ads. Advertising printed directly in the newspaper is considered ROP advertising while preprint advertising consists of preprinted advertising inserts delivered with the newspaper.

Total advertising revenues decreased $41.6 million in fiscal year 2012 compared to fiscal year 2011. While declines during such periods were widespread among our revenue categories, the primary decrease in advertising revenues related to retail advertising and real estate classified advertising. These decreases were partially offset by increases in our digital revenues, automotive classified advertising, direct marketing and other revenues and our 53rd week in 2012.

The following table reflects the category of advertising revenues as a percentage of total advertising revenues for the periods presented:

	Years Ended
	December 30, 2012	December 25, 2011
Advertising:
Retail	51.8%	52.2%
National	7.7%	8.0%
Classified	26.1%	26.3%
Direct marketing and other	14.4%	13.5%

Total advertising	100.0%	100.0%

We categorize advertising revenues as follows:

  •
  Retail – local retailers, local stores of national retailers, department and furniture stores, restaurants and other consumer-related businesses. Retail advertising also includes revenues from preprinted advertising inserts distributed in the newspaper.

  •
  National – national and major accounts such as telecommunications companies, financial institutions, movie studios, airlines and other national companies.

  •
  Classified – local auto dealers, employment, real estate including display advertising and other classified advertising.

  •
  Direct Marketing and Other – advertisements in direct mail, shared mail and niche publications, total market coverage publications and other miscellaneous advertising.

Retail:

Retail advertising revenues decreased $25.2 million in fiscal year 2012 compared to fiscal year 2011. The decrease reflects lower print ROP revenues in health, building and home centers, furniture and home furnishing, and lower preprint revenues, which were partially offset by an increase in digital retail advertising revenues reflecting increases in banner and display advertisements and increased revenues from our dealsaver® daily deal product. In fiscal year 2012, compared to fiscal year 2011, we reported a decrease in print ROP advertising revenues of 8.2% and a decrease in preprint advertising revenues of 6.1%. These print ROP and preprint advertising revenue decreases were partially offset by an increase in digital retail advertising revenues of 6.4% for fiscal year 2012, compared to fiscal year 2011.

National:

National advertising revenues decreased $5.8 million in fiscal year 2012 compared to fiscal year 2011. For fiscal year 2012, compared to fiscal year 2011, print national advertising decreased 11.1% but was partially offset by an increase of 3.0% in digital national advertising revenues. The decreases in total national advertising revenues were broad-based but were partially offset by increases in the banking and political categories.

Classified:

Classified advertising revenues decreased $13.1 million in fiscal year 2012 compared to fiscal year 2011. Although the nation's housing market is showing signs that it is beginning to strengthen, the real estate category continues to represent our largest decline in classified advertising. The decrease in classified advertising revenues in fiscal year 2012 was partially a result of the weak economy and advertisers are increasingly using digital advertising, which is widely available from many competitors, instead of print advertising. For fiscal year 2012, compared to fiscal year 2011, print classified advertising decreased 10.8%, but was partially offset by an increase in digital classified advertising revenues of 4.1%. The increases in digital classified advertising primarily reflect stronger automotive advertising sales, as well as other classified advertising revenues, as discussed below. The following is a discussion of the major classified advertising categories for fiscal year 2012, as compared to fiscal year 2011:

  •
  Automotive advertising revenues increased in fiscal year 2012 by $2.6 million, or 3.2%. Print automotive advertising revenues declined 7.6% in fiscal year 2012, while digital automotive advertising revenues were up 15.2% in fiscal year 2012. These results reflect the continued migration of automotive advertising to digital platforms as well as the growing sales of automobiles in the United States during the period, in addition to the popularity of our Cars.com products with local auto dealerships.

  •
  Real estate advertising revenues decreased in fiscal year 2012 by $8.3 million, or 18.6%. As discussed above, real estate has also been slow to recover from the recession and real estate advertising has been moving from print to digital media. As a result, print real estate advertising revenues declined 23.5% in fiscal year 2012, while digital real estate advertising revenues were down 8.4% in fiscal year 2012 as compared to fiscal year 2011.

  •
  Employment advertising revenues decreased in fiscal year 2012 by $5.0 million, or 9.6%, reflecting a continued slow recovery in employment across all of our geographical markets. Print employment advertising revenues declined 12.6% in fiscal year 2012, while digital employment advertising revenues were down 6.8% in fiscal year 2012.

  •
  Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising decreased in fiscal year 2012 by $2.4 million, or 3.3%. Print other classified advertising revenues declined 6.0% in fiscal year 2012, while digital other classified advertising revenues were up 7.5% in fiscal year 2012. These increases result from the migration of consumers from the print to digital media for publishing these types of events.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 21.8% of total advertising revenues in fiscal year 2012 compared to 19.9% in fiscal year 2011. Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis. Digital advertising revenues totaled $199.7 million in fiscal year 2012, representing an increase of 4.9% compared to fiscal year 2011. Digital-only advertising revenues totaled $108.3 million in fiscal year 2012. This represented an increase of 15.7% in fiscal year 2012 compared to fiscal year 2011. Digital advertising revenues sold in conjunction with print products declined 5.6% in fiscal year 2012 compared to fiscal year 2011 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues increased $2.6 million during fiscal year 2012 compared to fiscal year 2011. The increase largely came as a result of growth in our "Sunday Select" product, a package of preprinted advertisements delivered to non-subscribers upon request, which grew 34.9% in fiscal year 2012 compared to fiscal year 2011.

Circulation Revenues

Circulation revenues increased $1.0 million during fiscal year 2012 compared to fiscal year 2011. Overall, our circulation revenues were negatively affected by lower circulation volumes. Daily circulation declined 5.6% in fiscal year 2012 compared to fiscal year 2011. In fiscal year 2011, daily circulation volumes had declined 4.3%. However, the decrease in circulation revenues from lower volumes was offset by selective price increases, the digital revenues from the new digital subscription packages (as discussed above in the "Recent Developments" section above) and the revenues received in the 53rd week of fiscal year 2012. As expected, circulation volumes continue to remain lower as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. While we expect circulation volumes to continue to decline slightly in the year ended December 29, 2013 ("fiscal year 2013"), we expect our new Plus Program to increase circulation revenues in fiscal year 2013. We continue to look for new opportunities to reduce our declines in circulation volumes and increase our circulation revenues.

Our digital traffic continues to grow with daily average local unique visitors to our newspaper websites up 2.6% in fiscal year 2012 compared to fiscal year 2011.

Operating Expenses

During fiscal year 2012, total operating expenses decreased 2.2% compared to fiscal year 2011, reflecting our continued effort to reduce costs through streamlining processes to gain efficiencies, as well as headcount reductions. As discussed above, our operating expenses for fiscal year 2012 also include a 53rd week, which results in higher expenses during the period than the comparable period in fiscal year 2011. Operating expenses in all periods presented include restructuring-related severance as we continue to restructure our operations. Fiscal year 2012 also includes accelerated depreciation on equipment and moving expenses primarily related to the relocation of our Miami newspaper operations. During fiscal year 2011, we incurred charges related to real property in California and Texas that were sold for less than the carrying value as we continued to restructure our operations, which increased our operating expenses in that period.

The following table summarizes our operating expenses, which compares fiscal year 2012 to fiscal year 2011:

	Years Ended
(in thousands)	December 30, 2012 (53 weeks)	December 25, 2011 (52 weeks)	$ Change	% Change
Compensation expenses	$443,401	$457,707	$(14,306)	(3.1)
Newsprint, supplements and printing expenses	140,932	145,874	(4,942)	(3.4)
Depreciation and amortization expenses	125,275	121,528	3,747	3.1
Other operating expenses	334,980	343,216	(8,236)	(2.4)

	$1,044,588	$1,068,325	$(23,737)	(2.2)

Restructuring charges and other items	$18,287	$30,444	$(12,157)	(39.9)
Compensation-related restructuring charges	$4,651	$13,853	$(9,202)	(66.4)

Compensation expenses, which includes the restructuring charges discussed above, decreased $14.3 million during fiscal year 2012 compared to fiscal year 2011. Payroll expenses in fiscal year 2012 decreased 4.5% compared to fiscal year 2011, reflecting a 6.0% decline in average full-time equivalent headcount. Fringe benefits costs in fiscal year 2012 increased 4.7% compared to fiscal year 2011, primarily reflecting increases in medical costs of 9.7%. These were partially offset by lower workers compensation costs.

Newsprint, supplements and printing expenses decreased $4.9 million in fiscal year 2012 compared to fiscal year 2011. Newsprint expense decreased by 5.5% in fiscal year 2012 compared to fiscal year 2011, reflecting lower newsprint usage and to a lesser extent, lower newsprint prices. Supplement and printing expense increased 3.0% in fiscal year 2012 compared to fiscal year 2011. The increase in supplement and printing expense is also partially due to the printing of the extra paper in the 53rd week.

Depreciation and amortization expenses increased $3.8 million in fiscal year 2012 compared to fiscal year 2011. Amounts affecting the depreciation and amortization in fiscal year 2012 include $8.8 million in accelerated depreciation on equipment primarily related to the relocation of the Miami operations and a reduction in capital expenditures in fiscal years 2012 and 2011 due to adequate production capacity at our facilities.

Other operating costs decreased $8.2 million in fiscal year 2012 compared to fiscal year 2011. The decrease in other operating costs during fiscal year 2012, compared to fiscal year 2011, was due to company-wide efforts to reduce costs, including property taxes, insurance, marketing and professional services. However, the decrease was partially offset by increased costs in fiscal year 2012 related to the 53rd week and during fiscal year 2011 we incurred charges of $10.6 million primarily resulting from real property in California and Texas that was sold.

Non-Operating Items

Interest Expense

Total interest expense decreased 8.5% during fiscal year 2012 compared to fiscal year 2011. This decrease was due to lower outstanding principal amounts of debt and the reversal of $12.3 million in interest on taxes, because of certain state tax settlements and statute expiration benefits.

Equity Income

Total income from unconsolidated investments increased 15.0% during fiscal year 2012 compared to fiscal year 2011. The increase is primarily related to our investment in Classified Ventures, which reported greater income in fiscal year 2012.

Loss on Extinguishment of Debt

During fiscal year 2012, we recorded a net loss on the extinguishment of debt of $88.4 million compared to $1.2 million in fiscal year 2011. During fiscal year 2012, we repurchased $70.5 million aggregate principal of outstanding notes in the open market and $762.4 million in conjunction with the refinancing of our 11.50% Notes. We repurchased most of the $70.5 million notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, which resulted in a gain on extinguishment of debt. This gain was offset by the write-off of fees related to the refinancing of our revolving credit facility in the second quarter of fiscal year 2012 and the refinancing of our 11.50% senior secured notes in the fourth quarter of fiscal year 2012.

Income Taxes

We recorded an income tax benefit of $21.4 million for fiscal year 2012 compared to income tax expense of $8.4 million in fiscal year 2011. The benefit during fiscal year 2012 was partially due to the reversal of tax reserves for favorable settlements of state tax issues and the expiration of statute of limitations. Further, the benefit was affected by the inclusion in pre-tax loss of discrete tax items, such as (1) reduction to interest expense from the closure of statutes of limitations and audit settlements, (2) loss on the refinancing of our 11.50% Notes, (3) certain asset disposals and impairments, and (4) severance for fiscal year 2012. Excluding these items the effective tax rate expense was 42.2% in fiscal year 2012 and is higher than the federal statutory rate of 35% due primarily to the inclusion of state income taxes.

In fiscal year 2011, our tax provision of $8.4 million compared to $5.6 million in fiscal year 2010 included a benefit from a favorable settlement of certain state tax issues in the first quarter of fiscal year 2011 and expiration of statutes later in that year. Further, the effective tax rate percentage was affected by the inclusion in pre-tax income of discrete items such as reduction to interest expense from the closure of statutes of limitations and audit settlements, the extinguishment of debt, certain asset disposals, the masthead impairment, and severance for fiscal year 2011. Excluding the impact of these items, the net tax provision resulted in a tax rate of 44.0%, and exceeded the federal statutory rate of 35.0% due primarily to the inclusion of state income taxes.

Fiscal Year 2011 Compared to Fiscal Year 2010

We reported income from continuing operations in fiscal year 2011 of $54.4 million or $0.63 per diluted share compared to income from continuing operations of $33.1 million or $0.39 per diluted share in fiscal year 2010. Total net income in fiscal year 2010 including discontinued operations was $36.2 million or $0.43 per diluted share. We did not have discontinued operations in fiscal year 2011.

Revenues

Revenues in fiscal year 2011 were $1.3 billion, down 7.7% from revenues of $1.4 billion in fiscal year 2010. Advertising revenues were $1.0 billion in fiscal year 2011, down 8.9% from fiscal year 2010, and circulation revenues were $262.3 million in fiscal year 2011, down 3.8% from fiscal year 2010.

The following table summarizes our revenues by category, which compares fiscal year 2011 with fiscal year 2010:

	Years Ended
(in thousands)	December 25, 2011	December 26, 2010	$ Change	% Change
Advertising:
Retail	$499,250	$550,993	$(51,743)	(9.4)
National	76,296	97,068	(20,772)	(21.4)
Classified:
Auto	80,823	83,221	(2,398)	(2.9)
Real estate	44,703	55,468	(10,765)	(19.4)
Employment	51,933	56,032	(4,099)	(7.3)
Other	73,950	85,101	(11,151)	(13.1)

Total classified	251,409	279,822	(28,413)	(10.2)
Direct marketing and other	129,350	122,081	7,269	6.0

Total advertising	956,305	1,049,964	(93,659)	(8.9)
Circulation	262,335	272,776	(10,441)	(3.8)
Other	51,000	52,492	(1,492)	(2.8)

Total revenues	$1,269,640	$1,375,232	$(105,592)	(7.7)

Advertising Revenues

Advertising revenues were the largest component of our revenue, accounting for 75.3% and 76.3% of total revenues in fiscal year 2011 and 2010, respectively.

Retail:

Retail advertising in fiscal year 2011 decreased $51.7 million, or 9.4% from fiscal year 2010, primarily reflecting the impact of the slow economic recovery and the secular shift to digital advertising which is substantially more competitive. Digital retail advertising in fiscal year 2011 increased $2.1 million, or 2.8% from fiscal year 2010, driven by banner, coupon and display advertisements, while print ROP advertising in fiscal year 2011 decreased $35.4 million, or 14.7% from fiscal year 2010. Preprint advertising in fiscal year 2011 decreased $18.5 million, or 7.8% from fiscal year 2010.

National:

National advertising in fiscal year 2011 decreased $20.8 million, or 21.4% from fiscal year 2010. The declines in total national advertising were primarily in the telecommunications and national automotive segments. Digital national advertising in fiscal year 2011 decreased $4.0 million, or 17.5% from fiscal year 2010.

Classified:

In fiscal year 2011, classified advertising decreased $28.4 million, or 10.2% from fiscal year 2010. Print classified advertising in fiscal year 2011 declined $30.8 million, or 16.4%. Digital classified advertising in fiscal year 2011 increased $2.4 million, or 2.6%, primarily from growth in automotive digital advertising which was offset by declines in other categories. The following is a discussion of the major classified advertising categories:

  •
  Automotive advertising in fiscal year 2011 decreased $2.4 million, or 2.9%, from fiscal year 2010. Print automotive advertising in fiscal year 2011 declined $7.6 million, or 15.2% from fiscal year 2010, while digital automotive advertising in fiscal year 2011 grew $5.2 million, or 15.9% from fiscal year 2010. The better results in digital advertising, relative to other major categories, reflect the strength of our Cars.com digital products.

  •
  Real estate advertising in fiscal year 2011 decreased $10.8 million, or 19.4%, from fiscal year 2010. We continued to be adversely impacted by the real estate downturn. Print real estate advertising declined $10.6 million, or 25.9%, while digital real estate advertising declined $0.2 million, or 1.4% from fiscal year 2010.

  •
  Employment advertising in fiscal year 2011 decreased $4.1 million, or 7.3% from fiscal year 2010, reflecting a national slowdown in hiring resulting in a decrease in employment advertising. Print employment advertising declined $1.6 million, or 6.2%, while digital employment advertising decreased $2.5 million, or 8.3% from fiscal year 2010. The greater decline in digital employment advertising reflects, in part, an increase in customers going directly to our online employment vertical, CareerBuilder, in fiscal year 2011 rather than accessing CareerBuilder through our newspaper websites. The shift in audience directly to CareerBuilder decreased digital employment revenues by $1.5 million (out of the $2.5 million total decline) in fiscal year 2011 compared to fiscal year 2010.

  •
  Other classified advertising, which primarily includes third-party liners, legal and remembrances advertisements, decreased $11.2 million in fiscal year 2011, or 13.1% from fiscal year 2010. Print other classified declined $11.0 million in fiscal year 2011, or 15.6% from fiscal year 2010. Digital other classified declined $0.2 million, or 1.3%.

Digital:

Digital advertising revenue, which is included in each of the advertising categories discussed above, totaled $190.4 million in fiscal year 2011, an increase of 0.3% as compared to fiscal year 2010. Digital-only advertising revenues, which totaled $92.1 million in fiscal year 2011, grew 9.1% from fiscal year 2010, while digital advertising revenues sold in conjunction with print products declined 6.8% from fiscal year 2010 reflecting fewer print advertising sales.

Direct Marketing and Other:

Direct marketing advertising grew $7.5 million, or 6.2%, in fiscal year 2011 from fiscal year 2010 largely reflecting growing popularity of our "Sunday Select" product and other direct marketing products. Sunday Select is a package of preprints delivered to non-newspaper subscribers upon request.

Circulation Revenues

In fiscal year 2011, circulation revenues decreased $10.4 million, or 3.8% from fiscal year 2010, primarily reflecting lower volumes. Average paid daily circulation declined 4.3% while Sunday grew 0.2% in fiscal year 2011. Circulation volume trends improved during 2011 as our newspapers cycled the circulation initiatives taken in 2009 and, to a lesser degree, in 2010 to both cut expenses and increase prices.

Operating Expenses

Operating expenses in fiscal year 2011 and fiscal year 2010 include severance-related restructuring charges and accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. Operating expenses in fiscal year 2011 also included impairments related to mastheads and certain property, and costs of moving certain operations.

The following table summarizes our operating expenses, which compares fiscal year 2011 to the same period in fiscal year 2010:

	Years Ended
(in thousands)	December 25, 2011	December 26, 2010	$ Change	% Change
Compensation expenses	$457,707	$519,179	$(61,472)	(11.8)
Newsprint, supplements and printing expenses	145,874	136,642	9,232	6.8
Depreciation and amortization expenses	121,528	133,404	(11,876)	(8.9)
Other operating expenses	343,216	347,124	(3,908)	(1.1)

	$1,068,325	$1,136,349	$(68,024)	(6.0)

Restructuring charges and other items	$30,444	$15,863	$14,581	91.9
Compensation-related restructuring charges	$13,853	$9,853	$4,000	40.6

Operating expenses in fiscal year 2011 decreased $68.0 million, or 6.0%, from fiscal year 2010 as we continued to reduce costs to mitigate the impact of revenue declines. Operating expenses in fiscal year 2011 included $13.9 million in severance related to our continued restructuring program, $1.2 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers, $14.5 million in impairment charges and $0.9 million in costs of moving certain operations. Operating expenses in fiscal year 2010 included $9.9 million in severance related to our restructuring plans and $6.0 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers.

Compensation expenses in fiscal year 2011 decreased $61.5 million, or 11.8% from fiscal year 2010, and included the restructuring charges discussed above, which were greater in fiscal year 2011 than in fiscal year 2010. The decline in compensation primarily reflected reductions in staffing. On average, headcount was down 11.8% in fiscal year 2011 compared to fiscal year 2010. Fringe benefit costs in fiscal year 2011 were down $26.1 million from fiscal year 2010 primarily reflecting lower retirement costs and, to a lesser extent, lower medical costs.

Newsprint, supplement and printing expense in fiscal year 2011 increased 6.8% from fiscal year 2010 primarily reflecting higher newsprint prices, which were partially offset by lower newsprint usage. Newsprint expense in fiscal year 2011 was up 5.1% while supplement and printing expense increased 12.1% from fiscal year 2010 reflecting, in part, the costs of outsourced printing and increased sales of direct marketing products. Depreciation and amortization expenses in fiscal year 2011 declined $11.9 million compared to fiscal year 2010 and included the impact of lower accelerated depreciation on equipment related to outsourcing in 2011.

Depreciation expense was also lower because of lower capital expenditures in recent years and by other assets that became fully depreciated during the year. Other operating costs were down $3.9 million, or 1.1%, in fiscal year 2011 compared to fiscal year 2010.

Other operating expenses in 2011 included a total of $15.4 million of impairment charges and moving costs included in restructuring and impairment charges discussed above. The reduction in other operating expenses in fiscal year 2011 primarily reflects our Company-wide efforts to reduce costs, including, among others, reductions in energy-related expenses and professional services.

Non-Operating Items

Interest:

Interest expense in fiscal year 2011 decreased $12.2 million, or 6.9%, from fiscal year 2010. Interest expense on tax reserves declined $7.6 million in fiscal year 2011 compared to fiscal year 2010 due to the expiration of certain statutes of limitation and the settlement of tax audits that resulted in the reversal of accrued interest. In addition, interest on debt was lower primarily due to lower debt balances in fiscal year 2011. In fiscal year 2010, interest expense included a $2.1 million write-off of deferred debt financing fees associated with bank term debt repaid during the year that was not associated with amendment of the credit agreement.

Equity Income:

Income from unconsolidated investments was $27.8 million in fiscal year 2011 compared to income of $11.8 million in fiscal year 2010. Our internet-related joint ventures, particularly CareerBuilder and Classified Ventures, reported greater income in fiscal year 2011 reflecting growing digital advertising revenues in their respective businesses.

Gain (Loss) on Extinguishment of Debt:

In fiscal year 2011, we purchased $121.9 million aggregate principal amount of our outstanding debt securities and recorded a loss on debt extinguishment of $1.2 million.

On February 11, 2010, we completed a refinancing of substantially all of our debt maturing in fiscal year 2011 by amending and restating our credit agreement, issuing $875.0 million in principal amount of the 11.50% senior secured notes due in 2017 and consummating a tender offer for an aggregate $171.9 million in principal amount of the 7.125% notes due in 2011 and the 15.75% senior secured notes due in 2014. On December 16, 2010, we agreed to repay all of our outstanding term debt (totaling $41.0 million) under this facility and lenders agreed to amend the Amended and Restated Credit Agreement to eliminate restrictions on the early retirement of our existing public bonds. We recognized $10.7 million in losses in fiscal year 2010 on our debt refinancing and the subsequent amendment to our Amended and Restated Credit Agreement.

Income Taxes:

Our effective income tax rate on income from continuing operations in fiscal year 2011 was 13.4% compared to 14.5% in fiscal year 2010. Our tax provision in fiscal year 2011 included a benefit from a favorable settlement of certain state tax audits in the first quarter of fiscal year 2011 and expiration of statutes later in that year. Further, the effective tax rate percentage was affected by the inclusion in pre-tax income of discrete items such as reduction to interest expense from the closure of statutes of limitations and audit settlements, the extinguishment of debt, certain asset disposals, the masthead impairment, and severance for fiscal year 2011. Excluding the impact of these items, the net tax provision resulted in a tax rate of 44.0% and exceeded the federal statutory rate of 35.0% due primarily to the inclusion of state income taxes.

The effective tax rate in fiscal year 2010 also included favorable tax settlements for certain federal and state tax issues, including expiration of the statute of limitations for open tax years for certain states. Further, the effective tax rate percentage was affected by the inclusion in pre-tax income of discrete items such as the extinguishment of debt, the write-down of an asset previously under contract to be sold, and severance for fiscal year 2010. The effective tax rate on earnings in fiscal year 2010 excluding the impact of these items was approximately 41.6%, and exceeded the federal statutory rate of 35.0% due primarily to the inclusion of state income taxes.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $113.1 million as of December 30, 2012, compared to $86.0 million at the end of fiscal year 2011. The increased cash balance at the end of fiscal year 2012 reflects the receipt of distributions from our equity investments totaling $35.3 million in the fourth quarter of fiscal year 2012 compared to $30.3 million in the fourth quarter of fiscal year 2011. In addition, we received cash proceeds of approximately $21 million from the issuance of $910.0 million of 9.00% Notes after we repurchased $762.4 million principal amount of our 11.50% Notes pursuant to a cash tender offer and the payment of fees and accrued interest expense. However, in January 2013 we used a significant portion of the cash on hand to redeem the remaining $83.6 million principal amount of the 11.50% Notes. In February 2013, we purchased $48.5 million aggregate principal amount of our outstanding debt, in the open market, which consisted of $37.5 million aggregate principal amount of our 4.625% notes due in 2014 and $11.0 million aggregate principal amount of our 5.750% notes due in 2017. Following the redemptions and purchases of notes in January and February 2013, we had $1.6 billion remaining in outstanding indebtedness.

We expect that most of our cash generated from operations in the foreseeable future will be used to repay debt, fund our capital expenditures and make required contributions to our qualified defined benefit pension plan ("Plan"). We estimate that purchases of property, plant and equipment ("PP&E") in fiscal year 2013 will be approximately $33 million with approximately $12 million of the amount going towards final costs of the new Miami production facility. As discussed above and in Note 4, following the redemptions and purchases of notes in January and February 2013, we had $1.6 billion remaining in outstanding indebtedness, consisting of $910 million aggregate principal amount of secured 9.00% Notes and $669.5 million aggregate principal amount of unsecured publicly-traded notes maturing in 2014, 2017, 2027, and 2029. We expect that we will need to refinance a significant portion of this debt prior to its scheduled maturity. In addition, we expect to use our cash from operations from time to time to opportunistically repurchase our outstanding debt prior to its scheduled maturity and/or reduce our debt through debt exchanges or similar transactions. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Cash flows provided by (used in)
Operating activities:
Continuing operations	$52,925	$(30,773)	$227,301
Discontinued operations	–	–	(2,106)
Investing activities	(18,641)	6,374	17,478
Financing activities	(7,216)	92,911	(231,322)

Increase in cash and cash equivalents	$27,068	$68,512	$11,351

Operating Activities:

We generated $52.9 million of cash from continuing operating activities in fiscal year 2012, compared to using $30.8 million in fiscal year 2011 and providing $227.3 million in fiscal year 2010. The increase in cash generated from operations in fiscal year 2012 compared to fiscal year 2011 is primarily due to the difference in contributions to our Plan, as discussed below, and a decrease of accrued interest of approximately $31.0 million related to the retirement of notes.

The decrease in cash from continuing operating activities in fiscal year 2011 compared to fiscal year 2010 primarily related to the use of cash for the following operational purposes in 2011 (1) contribution to our Plan (see discussion of pension contributions resulting from the Miami property sale below); (2) payment of interest on the 11.50% Notes, which were issued in February 2010 but had only one semi-annual interest payment in fiscal year 2010; (3) payment of supplemental contributions accrued throughout fiscal year 2010 but payable to our 401(k) plan in fiscal year 2011; (4) payment of fiscal year 2010 employee bonuses in fiscal year 2011 (no similar payments were made in fiscal year 2010); and (5) payment of higher severance costs in 2011 than in fiscal year 2010.

    Pension Plan Matters

We made a $40.0 million cash contribution to our Plan in January 2012 to meet our required contributions for fiscal year 2012, while in fiscal year 2011 we made a voluntary cash contribution of $163.0 million using a portion of our $236.0 million in proceeds from the sale of real property in Miami. In fiscal year 2011, in addition to the cash contribution, we made a non-cash contribution of certain of our real property to meet our required funding obligation. The property contributed in fiscal year 2011 was appraised at $49.7 million. In January 2013, we contributed $7.5 million of cash to the Plan to meet our required contributions in fiscal year 2013. We expect this contribution will satisfy all of our required contributions in fiscal year 2013. See Note 7 for further discussion of our contributions.

As of the end of fiscal year 2012, the projected benefit obligations of our Plan exceeded plan assets by $587.9 million compared to $422.5 million at the end of fiscal year 2011. Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans. The new legislation and calculation use historical averages of long-term highly-rated corporate bonds (within ranges as defined in the legislation), which has resulted in the application of a higher discount rate to determine the projected benefit obligations for funding and current long-term interest rates.

In addition, the Pension Relief Act of 2010 ("PRA") provided relief with respect to the funding requirements of the Plan. Under the PRA, we elected an option that allows the required contributions related to our 2009 and 2011 plan years to be paid over 15 years. As a result of these two legislative actions, we estimate that under Internal Revenue Service funding rules the projected benefit obligations of our Plan exceeded plan assets by approximately $153.0 million at the end of calendar 2012. However, even with the relief provided by the two legislative rules discussed above, based on the current funding position of the Plan, we expect future contributions will be required.

While amounts of future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Plan and future government regulations, we estimate that a total of approximately $25 million will be required to be contributed to the Plan in fiscal year 2014. The timing and amount of payments to the Plan reflect actuarial estimates we believe to be reasonable but are subject to changes in estimates. We believe cash flows from operations will be sufficient to satisfy our contribution requirements.

    Miami Facility Relocation Plans

As discussed above in Recent Developments, in conjunction with the new production facility we are building for our Miami newspaper operations and with the operating lease we entered into for a two-story office building adjacent to the new production facility, we incurred construction costs during fiscal year 2012 and expect to incur additional construction costs (as discussed below in Investing Activities). In addition, during fiscal year 2012 and during the first three quarters of fiscal year 2013, we will incur up to a total of approximately $12 million in costs related to moving expenses.

Investing Activities:

We used $18.6 million of cash in investing activities in fiscal year 2012. We used $34.8 million for the purchase of PP&E, including $17.5 million on the new production facility in Miami. We received $38.6 million in distributions from our equity investments; $19.1 million exceeded the cumulative earnings from an investee and was considered a return of investment and therefore treated as an investing activity, while the remaining return on investment of $19.5 million is shown as an operating activity.

We generated $6.4 million of cash from investing activities in fiscal year 2011, which primarily consisted of receipts of $14.3 million in distributions from our interest in equity investments and $9.2 million from the sales of PP&E. These inflows were partially offset by $17.0 million in purchases of PP&E.

We generated $17.5 million of cash from investing activities in fiscal year 2010, which includes the receipts of $24.3 million in distributions from our interest in Classified Ventures and a $6.0 million deposit on land in Miami which was previously under contract to be sold (also see Note 3). We also received $3.0 million in proceeds from the sales of PP&E, which were offset by the purchases of PP&E.

Financing Activities:

We used $7.2 million in financing activities in fiscal year 2012. During fiscal year 2012, we received $910 million for the issuance of the 9.00% Notes (see Debt and Related Matters below), we repurchased $70.5 million aggregate principal of outstanding notes for $59.2 million in cash in privately negotiated transactions and in conjunction with the tender offer of our 11.50% Notes, we repurchased $762.4 million aggregate principal amount of the 11.50% Notes for $862.3 million in cash. In addition, we received the final payment of $6.0 million from the sale of the Miami land and building.

We generated $92.9 million from financing activities in fiscal year 2011. We received $230.0 million in proceeds from the sale of our building and land in Miami and incurred $2.6 million in costs related to the transaction. The amount is recorded as a financing obligation as discussed in Note 3. We repurchased $121.9 million of aggregate principal amount of notes for $116.9 million in cash in privately negotiated transactions in fiscal year 2011 and retired at maturity $18.1 million of 2011 notes on June 1, 2011.

We used $231.3 million for financing activities in fiscal year 2010. We received net proceeds of $864.7 million from the issuance of $875.0 million aggregate principal amount of the 11.50% senior secured notes. We used proceeds from the refinancing and cash from operations and investments to repay $330.7 million in revolving bank debt and $546.8 million in term bank debt under our credit facility. In addition, we paid $187.3 million to retire $171.9 million in aggregate principal of notes that would have matured in fiscal year 2011 and 2014. We paid $32.0 million in costs associated with the various refinancing transactions, most of which were recorded as deferred financing charges and the rest recorded as a loss on debt extinguishment.

    Debt and Related Matters

As of December 30, 2012, we had approximately $1.7 billion in total principal indebtedness outstanding, including a current portion of long-term debt of $83.6 million in 11.50% Notes, resulting from our commitment to redeem the 11.50% Notes by January 17, 2013. In addition, we had the following aggregate principal amounts of debt outstanding: $910.0 million of 9.00% Notes, $66.4 million of 4.625% notes due in 2014, $286.1 million of 5.750% notes due in 2017, $89.2 million of 7.150% debentures due in 2027 and $276.2 million of 6.875% debentures due in 2029.

Credit Agreement

In connection with the issuance of the 9.00% Notes, discussed below, we entered into the Credit Agreement, dated as of December 18, 2012. The Credit Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement dated June 22, 2012. The Credit Agreement provides for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and a maturity date of December 18, 2017. As of December 30, 2012, there were no draws and $36.1 million face amount of letters of credit outstanding under the Credit Agreement. As of December 30, 2012, $38.9 million, net of the letters of credit, was available under our revolving facility under the Credit Agreement. In February 2013, we purchased $48.5 million aggregate principal amount of our outstanding debt, in the open market, which consisted of $37.5 million aggregate principal amount of our 4.625% notes due in 2014 and $11.0 million aggregate principal amount of our 5.750% notes due in 2017.

Loans under the Credit Agreement bear interest, at our option, at either the London Interbank Offered Rate plus a spread ranging from 275 basis points to 425 basis points, or at a base rate plus a spread ranging from 175 basis points to 325 basis points, in each case based upon our consolidated total leverage ratio. The Credit Agreement provides for a commitment fee payable on the unused revolving credit ranging from 50 basis points to 62.5 basis points, based upon our consolidated total leverage ratio.

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. We are required to maintain a consolidated total leverage ratio of not more than 6.25 to 1.00, which ratio will decrease at the end of our first fiscal quarter of 2013 to 6.00 to 1.00 for the remainder of the term of the Credit Agreement. We are also required to maintain a consolidated interest coverage ratio of at least 1.50 to 1.00.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the senior secured notes (discussed below). Dividends under the indenture for the senior secured notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and the priority leverage ratio (as defined in the indenture) is less than 2.75 to 1.00.

As of December 30, 2012, our consolidated leverage ratio (as defined in the Credit Agreement) was 4.72 to 1.00 and consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.44 to 1.00. As of December 30, 2012, we were in compliance with all financial debt covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. If revenue declines continue beyond those currently anticipated, we expect to continue to restructure operations and reduce debt to maintain compliance with our covenants.

On June 22, 2012, we entered into a Second Amended and Restated Credit Agreement ("Previous Agreement") to amend and replace our Amended and Restated Credit Agreement from January 26, 2010. The Previous Agreement terms, among other things, (i) reduced the size of the revolving loan facility from $125.0 million to $36.1 million to cover our issuances of standby letters of credit and (ii) extended the maturity of the Previous Agreement to January 31, 2015. The new committed amount was only available for the issuance of standby letters of credit.

Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Notes, in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer at a repurchase price of $1,103.40 for each $1,000 principal amount of 11.50% Notes tendered plus accrued and unpaid interest. In connection with the tender offer of the 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. By January 17, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and will record a loss on the extinguishment of debt of approximately $9.6 million during the quarter ended March 24, 2013.

The indenture for the 9.00% Notes includes a number of restrictive covenants that are applicable to us and our restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 9.00% Notes. These covenants include, among other things, restrictions on our ability to incur additional debt; make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or certain of our outstanding notes or debentures prior to stated maturity; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company's and our subsidiaries' assets, taken as a whole.

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement, (collectively, "senior secured debt"). We own 100% of each of the guarantor subsidiaries. Following the sale of land in Miami (see Note 3) on May 27, 2011, we have no significant independent assets or operations separate from the subsidiaries that guarantee our senior secured debt. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and any of our subsidiaries, other than the subsidiary guarantors, are minor.

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any PP&E; leasehold interests and improvements with respect to such PP&E, which would be reflected on our consolidated balance sheet; and shares of stock and indebtedness of our subsidiaries.

Loss on Extinguishment of Debt

During fiscal year 2012, we recorded a net loss on the extinguishment of debt of $88.4 million compared to $1.2 million in fiscal year 2011.

    Off-Balance-Sheet Arrangements

As of December 30, 2012, we did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

As of the end of fiscal year 2012, our contractual obligations were as follows:

	Payments Due By Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt principal (a)	1,711,589	83,595	66,438	286,138	1,275,418
Interest on long-term debt	1,327,622	131,484	253,142	250,069	692,927
Pension obligations (b)	714,341	15,830	48,188	88,483	561,840
Post-retirement obligations (b)	15,932	1,859	3,213	2,767	8,093
Workers' compensation obligations (c)	19,769	4,827	5,855	3,370	5,717
Other long-term obligations (d)	20,242	3,944	8,270	3,729	4,299
Financing obligations (e)	46,343	4,121	8,243	8,243	25,736
Other obligations:
Purchase obligations (f)	139,214	39,250	33,885	29,319	36,760
Operating leases (g)	80,415	12,276	19,689	14,381	34,069

Total (h)	$4,075,467	$297,186	$446,923	$686,499	$2,644,859

  (a)
  Includes $83.6 million of our 11.50% Notes with a maturity date due in 2017. However, we redeemed these 11.50% Notes in January 2013 (see Note 5) and therefore have included them in the "Less than 1 Year" column.

  (b)
  Retirement obligations do not take into account the tax-deductibility of the payments. The timing of the payments of these obligations reflects actuarial estimates we believe to be reasonable.

  (c)
  Future expected workers' compensation payments are based on undiscounted ultimate losses and are shown net of estimated recoveries.

  (d)
  Primarily deferred compensation, future lease obligations and indemnification obligation reserves related to disposed newspapers.

  (e)
  Financing obligations include the obligation related to the contributed property, and not the sale of property in Miami, as no cash payment will be made related to this amount. See further discussion in Notes 3 and 7.

  (f)
  Primarily printing outsource agreements and capital expenditures for property, plant and equipment.

  (g)
  Excludes payments on leases included in financing obligation above.

  (h)
  The table excludes unrecognized tax benefits, and related penalties and interest, totaling $12.1 million because a reasonably reliable estimate of the timing of future payments, if any, cannot be determined. The table also excludes purchase commitments associated with the purchase of 81,648 metric tons of newsprint, as the price is not determinable because it is based on the market price at the time of purchase.

Critical Accounting Policies

The accompanying MD&A is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are amortization and/or impairment of goodwill and other intangibles, pension and post-retirement expenses, insurance reserves, and our accounting for income taxes. We believe the following critical accounting policies, in particular, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Goodwill and Intangible Impairment:

We test goodwill for impairment annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators of impairment may include, but are not limited to, changes in business climate such as an economic downturn, significant operating cash flow declines related to our newspapers or a major change in the assessment of future operations of our newspapers, or a sustained decline in our stock price below the per-share book value of stockholders' equity. We conducted our annual impairment testing as of December 30, 2012, December 25, 2011, and December 26, 2010.

    Summary of Approach and Analysis of Impairments

The required two-step approach to test for impairment requires the use of accounting judgments and estimates of future operating results. Because accounting standards require that impairment testing be done at a reporting unit level, we perform this testing on our operating segments (which are considered reporting units). An impairment charge generally is recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. We estimated fair value of the reporting units using a combination of a discounted cash flow ("DCF") model and market based approaches. The assumptions used in estimating fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, and relevant comparable company valuation multiples for the market based approach. Such assumptions are subject to change as a result of changing economic and competitive conditions. The market based approach used in the valuation effort includes guideline public company method. The various valuation methods are weighted to reach a fair value conclusion for our operating reporting units. Assumptions used in the DCF model including the following:

  •
  The projected cash flows are based on estimates of revenues, newsprint expenses and other cash costs. While these estimates are always inherently subject to risks and uncertainties, the ability to project future operations (and in particular advertising revenues) is difficult.

  •
  The discount rate is determined using our weighted average cost of capital, adjusted for risks perceived by investors which are implicit in our publicly-traded stock price.

  •
  The amount of a goodwill impairment charge requires management to allocate the fair value of the reporting units to all of the assets and liabilities of that unit (including any unrecognized intangible assets), using our best judgments and estimates in valuing the reporting unit, to determine the implied fair value of goodwill.

  •
  The resulting total fair value of the reporting units is then reconciled to our market capitalization, giving effect to an appropriate control premium. A goodwill impairment charge is recorded to the extent that the implied goodwill values are below the book value of goodwill for the reporting units.

Fair value calculations by their nature require us to make assumptions about future operating results that can be difficult to predict with certainty. They are influenced by our views of future advertising trends in the industry and in the markets in which we operate newspapers. The variability in these trends and the difficulty in projecting advertising growth, in particular, in each newspaper market are impacted by the declines in advertising in recent years. We implemented restructuring plans which have mitigated the impact of these declines on our cash flows and helped stabilize operations. Based on our analysis, at December 30, 2012, the fair values of our reporting units that primarily consists of operations in California, the Northwest and Texas, exceeded the carrying value by approximately 34%, and the operating segment that primarily consists of operations in the Southeast, the Gulf Coast and the Midwest exceeded the carrying value by approximately 22%.

Masthead Considerations:

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief from royalty approach that utilizes a DCF to determine the fair value of each newspaper masthead. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each newspaper in determining the fair value of each newspaper masthead.

We performed our annual impairment tests on newspaper mastheads as of December 30, 2012, December 25, 2011, and December 26, 2010. As a result of our testing, we recorded a charge of $2.8 million for masthead impairments in fiscal year 2011. No impairment charges to the value of mastheads were recorded in 2012 or 2010.

Other Intangible Assets Considerations:

Long-lived assets such as intangible assets are subject to amortization (primarily advertiser and subscriber lists) and are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. No impairment loss was recognized on intangible assets subject to amortization in fiscal years 2012, 2011 or 2010.

Pension and Post-Retirement Benefits:

We have significant pension and post-retirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected returns on plan assets. We are required to consider current market conditions, including changes in interest rates, in establishing these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future because of changes resulting from fluctuations in our employee headcount and/or changes in the various assumptions.

Current standards of accounting for defined benefit pension plans and post-retirement benefit plans requires recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) the funded status of a post-retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. At December 30, 2012, net retirement obligations in excess of the retirement plans' assets were $714.3 million. This amount included $126.4 million for non-qualified plans that do not have assets and $587.9 for our qualified plan. At December 25, 2011, net retirement obligations in excess of retirement plans' assets were $530.6 million. This amount included $108.1 million for non-qualified plans that do not have assets and $422.5 million for our qualified plan.

We used discount rates of 3.31% to 5.31% and an assumed long-term return on assets of 8.25% to calculate our retirement plan expenses in 2012.

For fiscal year 2012, a change in the weighted average rates would have had the following impact on our net benefit cost:

  •
  A decrease of 50 basis points in the long-term rate of return would have increased our net benefit cost by approximately $6.5 million;

  •
  A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $0.4 million.

For fiscal year 2013, we expect to reduce our long-term return on assets from 8.25% to 8.00%.

Income Taxes:

Our current and deferred income tax provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. These estimates are reviewed and adjusted, if needed, throughout the year. Adjustments between our estimates and the actual results of filed returns are recorded when identified.

The amount of income taxes paid is subject to periodic audits by federal and state taxing authorities, which may result in proposed assessments. These audits may challenge certain aspects of our tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Income tax contingencies require significant judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future periods.

Insurance:

We are insured for workers' compensation using both self-insurance and large deductible programs. We rely on claims experience in determining an adequate provision for insurance claims.

We used a discount rate of 1.1% to calculate workers' compensation reserves as of December 30, 2012. A decrease of 25 basis points in the discount rate would have had an immaterial effect on total workers' compensation reserves. A 10% increase in the claims would have increased the total workers' compensation reserves, net of estimated recoveries, by approximately $2.0 million.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 "Summary of Significant Accounting Policies".

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in interest rates and credit risk. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. Our exposure to market risk primarily relates to discount rates used in our pension liabilities.

    Interest Rate Risks in our Debt Obligations

Substantially all of our outstanding debt is composed of fixed-rate bonds and, therefore, is not subject to interest rate fluctuations.

    Discount Rate Risks in our Pension and Post-Retirement Obligations

The discount rate used to measure our obligations under our qualified defined benefit pension plan is generally based upon long-term interest rates on highly-rated corporate bonds. Hence, changes in long-term interest rates may have a significant impact on the funding position of our qualified defined pension plan. We estimate that a 1.0% increase in our discount rate could decrease our pension obligations by approximately $225.0 million. Based on current interest rates, the amount of contributions due to the plan and the timing of the payments of these obligations are included in the table of contractual obligations above and reflect actuarial estimates we believe to be reasonable.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheets of The McClatchy Company and subsidiaries (the "Company") as of December 30, 2012 and December 25, 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2012. We also have audited the Company's internal control over financial reporting as of December 30, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 30, 2012 and December 25, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

Sacramento, California
March 5, 2013

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended
	December 30, 2012 (53 weeks)	December 25, 2011 (52 weeks)	December 26, 2010 (52 weeks)
REVENUES – NET:
Advertising	$914,738	$956,305	$1,049,964
Circulation	263,286	262,335	272,776
Other	52,700	51,000	52,492

	1,230,724	1,269,640	1,375,232
OPERATING EXPENSES:
Compensation	443,401	457,707	519,179
Newsprint, supplements and printing expenses	140,932	145,874	136,642
Depreciation and amortization	125,275	121,528	133,404
Other operating expenses	334,980	343,216	347,124

	1,044,588	1,068,325	1,136,349
OPERATING INCOME	186,136	201,315	238,883
NON-OPERATING (EXPENSE) INCOME:
Interest expense	(151,334)	(165,434)	(177,641)
Interest income	88	97	550
Equity income in unconsolidated companies, net	31,935	27,762	11,752
Loss on extinguishment of debt, net	(88,430)	(1,203)	(10,661)
Write-down of investments and land	–	–	(24,447)
Other – net	79	248	265

	(207,662)	(138,530)	(200,182)

Income (loss) from continuing operations before income tax provision (benefit)	(21,526)	62,785	38,701
Income tax provision (benefit)	(21,382)	8,396	5,601

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(144)	54,389	33,100
Income from discontinued operations, net of tax	–	–	3,083

NET INCOME (LOSS)	$(144)	$54,389	$36,183

Basic earnings per common share:
Income (loss) from continuing operations	$–	$0.64	$0.39
Discontinued operations, net of tax	–	–	0.04

Net income (loss) per basic common share	$–	$0.64	$0.43
Diluted earnings per common share:
Income (loss) from continuing operations	$–	$0.63	$0.39
Discontinued operations, net of tax	–	–	0.04

Net income (loss) per diluted common share	$–	$0.63	$0.43
Weighted average number of common shares used to calculate basic and diluted earnings per share:
Basic	85,744	85,211	84,760
Diluted	85,744	86,044	85,539

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Years Ended
	December 30, 2012 (53 weeks)	December 25, 2011 (52 weeks)	December 26, 2010 (52 weeks)
NET INCOME (LOSS)	$(144)	$54,389	$36,183
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unrealized net gain (loss) and other components of benefit plans, net of taxes of $88,622, $66,725 and $(4,940)	(132,871)	(100,087)	7,410
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $528, $336 and $(35)	(791)	(506)	53

Other comprehensive income (loss)	(133,662)	(100,593)	7,463

Comprehensive income (loss)	$(133,806)	$(46,204)	$43,646

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	December 30, 2012	December 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$113,088	$86,020
Trade receivables (net of allowances of $5,920 in 2012 and $7,341 in 2011)	177,225	179,046
Other receivables	9,555	13,990
Newsprint, ink and other inventories	30,145	28,842
Deferred income taxes	14,406	16,605
Other current assets	31,558	20,473

	375,977	344,976
Property, plant and equipment, net	733,729	760,977
Intangible assets:
Identifiable intangibles – net	528,002	586,160
Goodwill	1,012,011	1,012,011

	1,540,013	1,598,171
Investments and other assets:
Investments in unconsolidated companies	299,603	304,893
Other assets	55,809	31,042

	355,412	335,935

	$3,005,131	$3,040,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$83,016	$–
Accounts payable	48,588	44,727
Accrued pension liabilities	15,830	37,462
Accrued compensation	39,124	42,928
Income taxes payable	2,327	13,063
Unearned revenue	69,492	73,352
Accrued interest	18,675	49,686
Other accrued liabilities	14,273	15,676

	291,325	276,894
Non-current liabilities:
Long-term debt	1,587,330	1,577,476
Deferred income taxes	39,719	139,296
Pension and postretirement obligations	712,584	516,668
Financing obligations	279,325	272,795
Other long-term obligations	52,347	81,743

	2,671,305	2,587,978
Commitments and contingencies
Stockholders' equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 61,098,820 in 2012 and 60,865,566 in 2011)	611	609
Class B (authorized 60,000,000 shares, issued 24,800,962 in 2012 and 2011)	248	248
Additional paid-in capital	2,219,163	2,219,161
Accumulated deficit	(1,696,176)	(1,696,032)
Treasury stock at cost, 6,034 shares in 2012 and 260,170 shares in 2011	(29)	(1,145)
Accumulated other comprehensive loss	(481,316)	(347,654)

	42,501	175,187

	$3,005,131	$3,040,059

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	December 30, 2012	December 25, 2011	December 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(144)	$54,389	$36,183
Less income from discontinued operations, net of tax	–	–	(3,083)

	(144)	54,389	33,100
Reconciliation to net cash from continuing operations:
Depreciation and amortization	125,275	121,528	133,404
(Gain) loss on disposal of equipment (including impairments)	(988)	9,397	(254)
Contribution to qualified defined benefit pension plan	(40,000)	(163,000)	(8,235)
Retirement benefit expense	1,384	816	5,568
Stock-based compensation expense	3,523	5,174	4,626
Deferred income taxes	(9,548)	(18,964)	(26,023)
Equity income in unconsolidated companies	(31,935)	(27,762)	(11,752)
Distributions of income from equity investments	19,550	17,375	–
Loss on extinguishment of debt	88,430	1,203	10,661
Write-off of deferred financing cost	–	–	2,148
Write-down of investments and land	–	–	24,447
Other	(133)	5,717	2,896
Changes in certain assets and liabilities:
Trade receivables	1,821	4,695	22,099
Inventories	(1,303)	4,480	3,052
Other assets	(4,406)	2,694	(11,299)
Accounts payable	(1,799)	(4,256)	523
Accrued compensation	4,564	(24,583)	8,264
Income taxes	(58,229)	(16,443)	(6,568)
Other liabilities	(43,137)	(3,233)	40,644

Net cash provided by (used in) continuing operations	52,925	(30,773)	227,301
Net cash used in discontinued operations	–	–	(2,106)

Net cash provided by (used in) operating activities	52,925	(30,773)	225,195
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(34,788)	(16,984)	(15,628)
Proceeds from sale of property, plant and equipment and other	1,925	9,201	2,952
Proceeds from sale of investments	–	2,893	–
Proceeds from deposit for land	–	–	6,000
Purchase of certificate of deposits	(2,222)	–	–
Distributions from equity investments	19,050	14,250	24,274
Equity investments and other-net	(2,606)	(2,986)	(120)

Net cash provided by (used in) investing activities	(18,641)	6,374	17,478
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	910,000	–	864,710
Repayment of term bank debt	–	–	(546,800)
Repayment of revolving bank debt, net	–	–	(330,700)
Repurchase of public notes and related expenses	(900,481)	(134,555)	(155,410)
Purchase of privately held 15.75% notes due 2014	–	(447)	(31,929)
Payment of financing costs	(20,990)	(2,552)	(31,986)
Proceeds from financing obligation related to Miami transaction	6,000	230,000	–
Other	(1,745)	465	793

Net cash provided by (used in) financing activities	(7,216)	92,911	(231,322)

Increase in cash and cash equivalents	27,068	68,512	11,351
Cash and cash equivalents at beginning of period	86,020	17,508	6,157

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,088	$86,020	$17,508

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share and per share amounts)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Class A $.01 par value	Class B $.01 par value	Additional Paid-In Capital	Accumulated Deficit		Treasury Stock	Total
Balance at December 27, 2009	$597	$248	$2,207,122	$(1,786,604)	$(254,524)	$(153)	$166,686
Net income	–	–	–	36,183	–	–	36,183
Other comprehensive income	–	–	–	–	7,463	–	7,463
Issuance of 573,347 Class A shares under stock plans	6	–	1,161	–	–	–	1,167
Stock compensation expense	–	–	4,626	–	–	–	4,626
Purchase of 78,143 shares of treasury stock	–	–	–	–	–	(379)	(379)
Tax impact from stock plans	–	–	6	–	–	–	6

Balance at December 26, 2010	603	248	2,212,915	(1,750,421)	(247,061)	(532)	215,752
Net income	–	–	–	54,389	–	–	54,389
Other comprehensive loss	–	–	–	–	(100,593)	–	(100,593)
Issuance of 587,118 Class A shares under stock plans	6	–	973	–	–	–	979
Stock compensation expense	–	–	5,174	–	–	–	5,174
Purchase of 144,125 shares of treasury stock	–	–	–	–	–	(613)	(613)
Tax impact from stock plans	–	–	99	–	–	–	99

Balance at December 25, 2011	609	248	2,219,161	(1,696,032)	(347,654)	(1,145)	175,187
Net loss	–	–	–	(144)	–	–	(144)
Other comprehensive loss	–	–	–	–	(133,662)	–	(133,662)
Issuance of 942,250 Class A shares under stock plans	9	–	38	–	–	–	47
Stock compensation expense	–	–	3,523	–	–	–	3,523
Purchase of 454,860 shares of treasury stock	–	–	–	–	–	(1,171)	(1,171)
Retirement of 708,996 shares of treasury stock	(7)	–	(2,280)	–	–	2,287	–
Tax impact from stock plans	–	–	(1,279)	–	–	–	(1,279)

Balance at December 30, 2012	$611	$248	$2,219,163	$(1,696,176)	$(481,316)	$(29)	$42,501

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

1.    SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the "Company," "we," "us" or "our") is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets it serves. As the third largest newspaper company in the United States based on daily circulation, our operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. Our largest newspapers include the Fort Worth Star-Telegram, The Sacramento Bee, The Kansas City Star, The Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation's largest online job website, CareerBuilder.com; 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; and 11.4% of Wanderful Media (formerly ShopCo, LLC), owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

Our fiscal year ends on the last Sunday in December. Due to our fiscal calendar, the year ended on December 30, 2012 ("fiscal year 2012") encompassed a 53-week period. The year ended December 25, 2011 ("fiscal year 2011") and the year ended December 26, 2010 ("fiscal year 2010") both consist of 52-week periods.

We are listed on the New York Stock Exchange under the symbol MNI.

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulation of the Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Discontinued operations

We divested of 13 newspapers from 2006 through 2007. The sales contracts for several of the disposed newspapers include indemnification obligations. Expenses and credits related to disposed newspaper operations have been recorded as discontinued operations (see Note 8). There were no discontinued operations in fiscal years 2012 or 2011.

Revenue recognition

We recognize revenues from advertising placed in a newspaper, a website and/or a mobile service over the advertising contract period or as services are delivered, as appropriate, and recognize circulation revenues as newspapers are delivered over the applicable subscription term. Circulation revenues are recorded net of direct delivery costs.

We enter into certain revenue transactions, primarily related to advertising contracts and circulation subscriptions that are considered multiple element arrangements (arrangements with more than one deliverable). As such we must: (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of vendor-specific objective evidence of fair value, third party evidence or best estimated selling price, as applicable and (3) allocate the total price among the various elements based on the relative selling price method.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Other revenues are recognized when the related product or service has been delivered. Revenues are recorded net of estimated incentives, including special pricing agreements, promotions and other volume-based incentives and net of sales tax collected from the customer. Revisions to these estimates are charged to revenues in the period in which the facts that give rise to the revision become known.

Concentrations of credit risks

Financial instruments, which potentially subject us to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. As of December 30, 2012, we had no cash balances at financial institutions in excess of federal insurance limits. We routinely assess the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of our customers, limits our concentration of risk with respect to trade accounts receivable.

Allowance for doubtful accounts

We maintain an allowance account for estimated losses resulting from the risk that our customers will not make required payments. Generally, we use the aging of accounts receivable, reserving for all accounts due 90 days or longer, to establish allowances for losses on accounts receivable. However, if we become aware that the financial condition of specific customers has deteriorated, additional allowances are provided.

We provide an allowance for doubtful accounts as follows:

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Balance at beginning of year	$7,341	$7,836	$10,298
Charged to costs and expenses	6,089	8,309	7,479
Amounts written off	(7,510)	(8,804)	(9,941)

Balance at end of year	$5,920	$7,341	$7,836

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first-in, first-out method) or current market value.

Property, plant and equipment

Property, plant and equipment ("PP&E") are recorded at cost. Additions and substantial improvements, as well as interest expense incurred during construction, are capitalized. Capitalized interest was not material in fiscal year 2012, 2011 or 2010. Expenditures for maintenance and repairs are charged to expense as incurred. When PP&E is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, plant and equipment consisted of the following:

(in thousands)	December 30, 2012	December 25, 2011	Estimated Useful Lives
Land	$311,959	$308,489
Building and improvements	364,951	362,091	5-60 years
Equipment	775,397	784,592	2-25 years	(1)
Construction in process	24,014	4,463

	1,476,321	1,459,635
Less accumulated depreciation	(742,592)	(698,658)

Property, plant and equipment, net	$733,729	$760,977

  (1)
  Presses are 9-25 years and other equipment is 2-15 years

We record depreciation using the straight-line method over estimated useful lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets and anticipated technological changes. Our depreciation expense was $67.1 million, $63.2 million and $74.8 million in fiscal years 2012, 2011 and 2010, respectively.

Investments in unconsolidated companies

We use the equity method of accounting for our investments in, and earnings or losses of, companies that we do not control but over which we do exert significant influence. We consider whether the fair values of any of our equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If we consider any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 2 for discussion of investments in unconsolidated companies.

Segment reporting

Our primary business is the publication of newspapers and related digital and direct marketing products. We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Each operating segment consists primarily of a group of newspapers reporting to segment managers. One operating segment consists primarily of our newspaper operations in California, the Northwest and Texas, while the other operating segment consists primarily of newspaper operations in the Southeast, the Gulf Coast and the Midwest.

Goodwill and intangible impairment

We test for impairment of goodwill annually, at year-end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets for the market based approach. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. See Note 4 for additional discussion.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year-end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model, as discussed above, to determine the fair value of each newspaper masthead. See Note 4 for additional discussion.

Long-lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We have had no impairment of long-lived assets during fiscal years 2012, 2011 or 2010. See Note 4 for additional discussion.

Stock-based compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their fair values. At December 30, 2012, we had five stock-based compensation plans. See an expanded discussion of our stock plans in Note 10.

Total stock-based compensation expense consisted of the following:

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Stock-based compensation expense	$3,523	$5,174	$4,626

Income taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Current accounting standards in the United States prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax returns. We recognize accrued interest related to unrecognized tax benefits in interest expense. Accrued penalties are recognized as a component of income tax expense.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Long-term debt.    The fair value of long-term debt is determined using quoted market prices and other inputs that were derived from available market information including the current market activity of our publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual. At December 30, 2012, the estimated fair value and carrying value of long-term debt was $1.6 billion and $1.7 billion, respectively.

Accumulated Comprehensive income (loss)

We record changes in our net assets from non-owner sources in our Consolidated Statements of Stockholders' Equity. Such changes relate primarily to valuing our pension liabilities, net of tax effects.

Our accumulated other comprehensive loss, net of tax, consisted of the following:

(in thousands)	December 30, 2012	December 25, 2011
Minimum pension and post-retirement liability	$(473,448)	$(340,577)
Other comprehensive loss related to equity investments	(7,868)	(7,077)

	$(481,316)	$(347,654)

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share (EPS)

Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options, restricted stock units and restricted stock and are computed using the treasury stock method. The weighted average anti-dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation consisted of the following:

	Years Ended
(shares in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Anti-dilutive stock options	6,814	5,772	4,283

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. We will adopt this standards update and revise our disclosure, as required, beginning with the first quarter of fiscal year 2013.

In July 2012, the FASB issued an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this standard will not have an impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In the first quarter of fiscal year 2012, we adopted the amended accounting guidance related to goodwill impairment testing. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. The adoption of this standard did not have a material impact on our consolidated financial results or disclosures.

In the first quarter of fiscal year 2012, we adopted the single authoritative guidance on a framework on how to measure fair value and on what disclosures to provide about fair value measurements. The standard also clarified existing fair value measurement disclosures and made other amendments to current guidance. The adoption of these amended standards did not have a material impact on our consolidated financial results or disclosures.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

In the first quarter of fiscal year 2012, we adopted the guidance that revised the manner in which entities present comprehensive income in their financial statements. The new guidance removed the presentation options in previous guidance and required entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance did not change the items that must be reported in other comprehensive income. Accordingly, we have presented net income (loss) and other comprehensive income (loss) in two consecutive statements.

2.    INVESTMENTS IN UNCONSOLIDATED COMPANIES

Our ownership interest and investment in unconsolidated companies consisted of the following:

(in thousands) Company	% Ownership Interest	December 30, 2012	December 25, 2011
CareerBuilder, LLC	15.0	$210,365	$218,805
Classified Ventures, LLC	25.6	69,907	66,886
HomeFinder, LLC	33.3	2,573	1,628
Seattle Times Company (C-Corporation)	49.5	–	–
Ponderay (general partnership)	27.0	11,375	11,800
Other	Various	5,383	5,774

		$299,603	$304,893

We received dividends and other equity distributions from our investments in unconsolidated companies as follows:

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011
CareerBuilder, LLC	$15,000	$7,500
Classified Ventures, LLC	18,908	17,375
Other	4,692	6,750

	$38,600	$31,625

We purchased some of our newsprint supply from Ponderay Newsprint Company ("Ponderay") during fiscal years 2012, 2011 and 2010.

Our investment in The Seattle Times Company ("STC") is zero as a result of accumulative losses in previous years exceeding our carrying value. No future income or losses from STC will be recorded until our carrying value on our balance sheet is restored through future earnings by STC.

We also incurred expenses related to the purchase of products and services provided by these companies, for the uploading and hosting of online advertising on behalf of our newspapers' advertisers.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

2.    INVESTMENTS IN UNCONSOLIDATED COMPANIES (continued)

The following table summarizes expenses incurred for products provided by unconsolidated companies, which are recorded in operating expenses as follows:

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
CareerBuilder, LLC	$1,197	$1,230	$1,272
Classified Ventures, LLC	14,390	12,552	11,073
Ponderay (general partnership)	23,813	20,414	23,048

As of December 30, 2012, and December 25, 2011, we had approximately $1.5 million and $3.6 million, respectively, payable collectively to CareerBuilder, LLC and Ponderay.

The tables below present the summarized financial information for our investments in unconsolidated companies on a combined basis:

(in thousands)	December 30, 2012	December 25, 2011
Current assets	$412,959	$480,050
Noncurrent assets	584,773	563,286
Current liabilities	304,317	359,891
Noncurrent liabilities	246,543	228,713
Equity	446,872	454,732

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Net revenues	$1,427,657	$1,332,394	$1,195,755
Operating income	169,236	154,257	102,863
Net income	141,387	171,305	95,855

3.    MIAMI LAND AND BUILDING

On January 31, 2011, our contract to sell certain land in Miami terminated pursuant to its terms because the buyer ("developer") did not consummate the transaction by the closing deadline in the contract ("Miami Contract"). Under the terms of the Miami Contract, we are entitled to receive a $7.0 million termination fee and we have filed a claim against the developer to obtain the payment. As of December 30, 2012, we have not received the payment, nor have we recorded any amounts in our financial statements related to this fee pending the resolution of this claim. We previously received approximately $16.5 million in nonrefundable deposits, which we used to repay debt.

On May 27, 2011, we sold 14.0 acres of land in Miami, including a building, which holds the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million. Approximately 9.4 acres of this Miami land was previously subject to the terminated Miami Contract discussed above. We received cash proceeds of $230.0 million. The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

3.    MIAMI LAND AND BUILDING (continued)

our Miami operations. In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

As part of the sale transaction, The Miami Herald Media Company will continue to operate from its existing location through May 2013 rent-free. As a result of our continuing involvement in the property and given the fact that we will not pay rent during this period, the sale was treated as a financing transaction. Accordingly, we will continue to depreciate the carrying value of the building until our operations are moved. In addition, we have recorded a $236.0 million liability (in financing obligations) equal to the sales proceeds received of $230.0 million plus the $6.0 million received from the escrow account for reimbursement of moving expenses. We are imputing rent based on comparable market rates, which will be reflected as interest expense until the operations are moved. As of December 30, 2012, no gain or loss has been recognized on the transaction. We expect to recognize a gain of approximately $10 million at the time the operations are moved since there will no longer be a continuing involvement with the Miami property.

In the first quarter of 2012, we purchased approximately 6.1 acres of land located in Doral, Florida, for approximately $3.1 million. We are building a new production facility on this site for our Miami newspaper operations. In January 2012, we also entered into an operating lease for a two-story office building adjacent to the new production facility. The operating lease on the office building has initial annual base lease payments of $1.8 million beginning in May 2013, when the building is expected to be occupied. Total costs related to relocating the Miami newspaper operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation and moving expenses, are estimated to be as follows:

  •
  Net cash outlays for capital expenditures related to the new facilities are estimated to be $32 million. We began incurring these costs in the first quarter of 2012. During fiscal years 2012 and 2011, we incurred approximately $17.5 million and $0.4 million of net cash outlays, respectively.
  •
  Cash expenses to relocate the Miami newspapers' operations are expected to be $12 million. During fiscal years 2012 and 2011, our cash expenses were approximately $4.5 million and $0.9 million, respectively.
  •
  Accelerated depreciation of $13 million is expected to be incurred on existing assets expected to be retired or decommissioned in connection with the relocation. During fiscal year 2012, we accelerated depreciation on retired or decommissioned assets totaling approximately $8.3 million.

The relocation of the Miami newspaper operations is expected to be completed in May 2013 and related costs and expenses are expected to be incurred through the third quarter of fiscal year 2013.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

4.    INTANGIBLE ASSETS AND GOODWILL

Changes in identifiable intangible assets and goodwill consisted of the following:

(in thousands)	December 25, 2011	Impairment Charges/ Adjustments	Amortization Expense	December 30, 2012
Intangible assets subject to amortization	$834,961	$–	$–	$834,961
Accumulated amortization	(452,388)	–	(58,158)	(510,546)

	382,573	–	(58,158)	324,415
Mastheads	203,587	–	–	203,587
Goodwill	1,012,011	–	–	1,012,011

Total	$1,598,171	$–	$(58,158)	$1,540,013

(in thousands)	December 26, 2010	Impairment Charges/ Adjustments	Amortization Expense	December 25, 2011
Intangible assets subject to amortization	$834,911	$50	$–	$834,961
Accumulated amortization	(394,073)	–	(58,315)	(452,388)

	440,838	50	(58,315)	382,573
Mastheads	206,387	(2,800)	–	203,587
Goodwill (1)	1,014,257	(2,246)	–	1,012,011

Total	$1,661,482	$(4,996)	$(58,315)	$1,598,171

  (1)
  In 2011 we identified an error in the timing of the release of certain unrecognized tax benefits obtained in the 2006 acquisition of Knight Ridder. We corrected this error by decreasing goodwill by $2.5 million in 2011. We have determined that the impact of this error is not material to the previously issued consolidated financial statements.

Accumulated changes in indefinite lived intangible assets and goodwill as of December 30, 2012, consisted of the following:

	Original Gross Amount	Accumulated Impairment	Carrying Amount
(in thousands)
Mastheads	$683,000	$(479,413)	$203,587
Goodwill	3,587,007	(2,574,996)	1,012,011

Total	$4,270,007	$(3,054,409)	$1,215,598

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

4.    INTANGIBLE ASSETS AND GOODWILL (continued)

Amortization expense was $58.2 million, $58.3 million and $58.7 million in fiscal year 2012, 2011 and 2010, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows:

Year	Amortization Expense (in thousands)
2013	$57,004
2014	52,524
2015	48,030
2016	47,721
2017	48,552

5.    LONG-TERM DEBT

All of our long-term debt is in fixed rate obligations. As of December 30, 2012 and December 25, 2011, our outstanding long-term debt consisted of senior secured notes and unsecured notes. If applicable, they are stated net of unamortized discounts totaling $41.2 million and $57.0 million as of December 30, 2012 and December 25, 2011, respectfully. The unamortized discounts resulted from recording assumed liabilities at fair value during a 2006 acquisition or from the issuance of the 11.50% Senior Secured Notes due in 2017 ("11.50% Notes") at an original issue discount.

The face values of the notes, as well as the carrying values are as follows:

		Carrying Value
(in thousands)	Face Value at December 30, 2012	December 30, 2012	December 25, 2011
Notes:
9.00% senior secured notes due in 2022	$910,000	$910,000	$–
11.50% senior secured notes due in 2017	83,595	83,016	843,652
4.625% notes due in 2014	66,438	64,326	77,406
5.750% notes due in 2017	286,138	273,559	318,624
7.150% debentures due in 2027	89,188	83,291	82,891
6.875% debentures due in 2029	276,230	256,154	254,903

Long-term debt	$1,711,589	$1,670,346	$1,577,476

Less current portion		83,016	–

Total long-term debt, net of current		$1,587,330	$1,577,476

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

5.    LONG-TERM DEBT (continued)

During the year ended December 30, 2012, we repurchased $832.9 million of notes in privately negotiated transactions or through the tender offer, discussed below, as follows:

(in thousands)	Face Value
11.50% senior secured notes due in 2017	$767,405
4.625% notes due in 2014	15,000
5.750% notes due in 2017	50,500

Total notes repurchased	$832,905

Loss on Extinguishment of Debt

During fiscal year 2012, we recorded a net loss on the extinguishment of debt of $88.4 million compared to $1.2 million in fiscal year 2011. During fiscal year 2012, we repurchased $70.5 million aggregate principal of outstanding notes in the open market and $762.4 million in conjunction with the refinancing of our 11.50% Notes. We repurchased most of the $70.5 million notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, which resulted in a gain on extinguishment of debt. This gain was offset by the write-off of fees related to the refinancing of our revolving credit facility in the second quarter of fiscal year 2012 and the refinancing of our 11.50% Notes in the fourth quarter of fiscal year 2012.

Credit Agreement

In connection with the issuance of the 9.00% Senior Secured Notes due in 2022 ("9.00% Notes"), discussed below, we entered into the Third Amended and Restated Credit Agreement ("Credit Agreement"), dated as of December 18, 2012. The Credit Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement dated June 22, 2012. The Credit Agreement provides for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and has a maturity date of December 18, 2017. Our obligations under the Credit Agreement are secured by a first-priority security interest in certain of our assets. As of December 30, 2012, there were no draws and $36.1 million face amount of letters of credit outstanding under the Credit Agreement. In February 2013, we purchased $48.5 million aggregate principal amount of our outstanding debt, in the open market, which consisted of $37.5 million aggregate principal amount of our 4.625% notes due in 2014 and $11.0 million aggregate principal amount of our 5.750% notes due in 2017.

Loans under the Credit Agreement bear interest, at our option, at either the London Interbank Offered Rate plus a spread ranging from 275 basis points to 425 basis points, or at a base rate plus a spread ranging from 175 basis points to 325 basis points, in each case based upon our consolidated total leverage ratio. The Credit Agreement provides for a commitment fee payable on the unused revolving credit ranging from 50 basis points to 62.5 basis points, based upon our consolidated total leverage ratio.

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. We are required to maintain a consolidated total leverage ratio of not more than 6.25 to 1.00, which ratio will decrease at the end of our first fiscal quarter of 2013 to 6.00 to 1.00 for the remainder of the term of the Credit Agreement. We are also required to maintain a consolidated interest coverage ratio of at least 1.50 to 1.00.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

5.    LONG-TERM DEBT (continued)

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the senior secured notes (discussed below). Dividends under the indenture for the senior secured notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and the priority leverage ratio (as defined in the indenture) is less than 2.75 to 1.00. As of December 30, 2012, we were in compliance with all financial debt covenants.

On June 22, 2012, we entered into a Second Amended and Restated Credit Agreement ("Previous Agreement") to amend and replace our Amended and Restated Credit Agreement from January 26, 2010. The Previous Agreement terms, among other things, (i) reduced the size of the revolving loan facility from $125.0 million to $36.1 million to cover our issuances of standby letters of credit and (ii) extended the maturity of the Previous Agreement to January 31, 2015. The new committed amount was only available for the issuance of standby letters of credit.

Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Notes, in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer at a repurchase price of $1,103.40 for each $1,000 principal amount of 11.50% Notes tendered plus accrued and unpaid interest. In connection with the tender offer of the 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. By January 17, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and will record a loss on the extinguishment of debt of approximately $9.6 million during the quarter ended March 24, 2013.

The indenture for the 9.00% Notes includes a number of restrictive covenants that are applicable to us and our restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 9.00% Notes. These covenants include, among other things, restrictions on our ability to incur additional debt; make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or certain of our outstanding notes or debentures prior to stated maturity; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company's and our subsidiaries' assets, taken as a whole.

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement, (collectively, "senior secured debt"). We own 100% of each of the guarantor subsidiaries. Following the sale of land in Miami (see Note 3) on May 27, 2011, we have no significant independent assets or operations separate from the subsidiaries that guarantee our senior secured debt. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and any of our subsidiaries, other than the subsidiary guarantors, are minor.

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any PP&E; leasehold interests and improvements with respect to such PP&E,

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

5.    LONG-TERM DEBT (continued)

which would be reflected on our consolidated balance sheet; and shares of stock and indebtedness of our subsidiaries.

Maturities

The following table presents the approximate annual maturities of outstanding long-term debt as of December 30, 2012, based upon our required payments, for the next five years and thereafter:

Year	Payments (in thousands)
2013 (1)	$83,595
2014	66,438
2015	–
2016	–
2017	286,138
Thereafter	1,275,418

Debt principal	$1,711,589

  (1)
  As of December 30, 2012, we had committed to redeem our 11.50% Notes with a maturity date in 2017 in January 2013 (as discussed above). Therefore, we have included them in the "2013" column.

6.    INCOME TAXES

Income tax provision (benefit) related to continuing operations consist of:

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Current:
Federal	$4,701	$28,913	$26,625
State	(16,535)	(1,553)	4,999
Deferred:
Federal	(4,701)	(3,316)	(16,672)
State	(4,847)	(15,648)	(9,351)

Income tax provision	$(21,382)	$8,396	$5,601

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

6.    INCOME TAXES (continued)

The effective tax rate expense (benefit) for continuing operations and the statutory federal income tax rate are reconciled as follows:

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	7.7	0.3	0.5
Changes in estimates	0.2	0.6	2.9
Changes in unrecognized tax benefits	(56.3)	(13.6)	(7.6)
Settlements	(32.6)	(10.4)	(19.5)
Other	4.0	1.5	3.2
Stock compensation	12.7	–	–

Effective tax rate	(99.3)%	13.4%	14.5%

The components of deferred tax assets and liabilities consisted of the following:

(in thousands)	December 30, 2012	December 25, 2011
Deferred tax assets:
Compensation benefits	$308,392	$228,367
State taxes	4,984	17,500
State loss carryovers	5,815	10,759
Other	5,280	6,065

Total deferred tax assets	324,471	262,691
Valuation allowance	(4,110)	(9,514)

Net deferred tax assets	320,361	253,177
Deferred tax liabilities:
Depreciation and amortization	233,214	258,957
Investments in unconsolidated subsidiaries	64,317	65,604
Debt discount	15,059	18,114
Deferred gain on debt	33,084	33,193

Total deferred tax liabilities	345,674	375,868

Net deferred tax liabilities	$25,313	$122,691

The valuation allowance relates to state net operating loss and capital carryovers. It decreased by $5.4 million in fiscal year 2012 and decreased by $5.2 million during 2011.

We have varying amounts of net operating loss totaling approximately $264.2 million and capital loss carryovers totaling approximately $1.7 million in several states. The net operating losses expire in various years between 2020 and 2032 if not used. The capital loss carryovers will expire in 2013 if not used prior to that time. We have approximately $1.3 million of state tax credit carryovers which do not expire.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

6.    INCOME TAXES (continued)

As of December 30, 2012, we had approximately $12.1 million of long-term liabilities relating to uncertain tax positions consisting of approximately $8.6 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $3.5 million in gross accrued interest and penalties. If recognized, substantially all of the net unrecognized tax benefits would impact the effective tax rate. It is reasonably possible that a reduction of up to $5.8 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the closure of certain audits and the expiration of statutes of limitations. Net accrued interest and penalties at December 30, 2012, December 25, 2011, and December 26, 2010, were approximately $2.5 million, $15.5 million and $21.0 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits consists of the following:

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Balance at beginning of fiscal year	$30,463	$51,992	$53,359
Increases based on tax positions in prior year	–	1,409	7,529
Decreases based on tax positions in prior year	(9,933)	(13,475)	(1,148)
Increases based on tax positions in current year	745	2,213	1,811
Settlements	(643)	–	(784)
Lapse of statute of limitations	(11,983)	(11,676)	(8,775)

Balance at end of fiscal year	$8,649	$30,463	$51,992

As of December 30, 2012, the following tax years and related taxing jurisdictions were open:

Taxing Jurisdiction	Open Tax Year	Years Under Exam
Federal	2009-2012
Oregon	2006-2012	2006-2008
Florida	2009-2012	2009-2010
Washington, D.C.	2006, 2009-2012	2006
New York	2008-2012	2008-2011
Illinois	2008-2012	2008-2009
California	2008-2012	2009-2010
Other States	2006-2012

7.    EMPLOYEE BENEFITS

We have a qualified defined benefit pension plan ("Plan") covering substantially all of our employees who began their employment prior to March 31, 2009. Effective March 31, 2009, the Plan was frozen such that no new participants may enter the Plan and no further benefits will accrue. However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide key employees hired prior to March 31, 2009, with additional retirement benefits. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations. We paid $8.2 million in fiscal year 2012, $7.4 million in fiscal year 2011 and $7.5 million in fiscal year 2010 for these plans.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

7.    EMPLOYEE BENEFITS (continued)

The following tables provide reconciliations of the pension and post-retirement benefit plans' benefit obligations, fair value of assets and funded status as of December 30, 2012, and December 25, 2011:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,763,859	$1,634,124	$27,474	$30,585
Service cost	5,540	5,600	–	–
Interest cost	91,898	92,961	946	1,358
Plan participants' contributions	–	–	817	1,044
Actuarial (gain)/loss	305,952	120,283	(2,400)	(1,796)
Gross benefits paid	(89,213)	(83,660)	(3,285)	(3,717)
Plan amendment	–	–	(7,620)	–
Administrative expenses	(4,818)	(5,449)	–	–

Benefit obligation, end of year	$2,073,218	$1,763,859	$15,932	$27,474

	Pension Benefits		Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Change in Plan Assets
Fair value of plan assets, beginning of year	$1,233,305	$1,051,410	$–	$–
Actual return on plan assets	171,481	50,778	–	–
Employer contribution	48,122	220,227	2,468	2,673
Plan participants' contributions	–	–	817	1,044
Gross benefits paid	(89,213)	(83,660)	(3,285)	(3,717)
Administrative expenses	(4,818)	(5,449)	–	–

Fair value of plan assets, end of year	$1,358,877	$1,233,306	$–	$–

	Pension Benefits		Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Funded Status
Fair value of plan assets	$1,358,877	$1,233,306	$–	$–
Benefit obligations	(2,073,218)	(1,763,859)	(15,932)	(27,474)

Funded status and amount recognized, end of year	$(714,341)	$(530,553)	$(15,932)	$(27,474)

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

7.    EMPLOYEE BENEFITS (continued)

Amounts recognized in the consolidated balance sheets at December 30, 2012 and December 25, 2011 consists of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Current liability	$(15,830)	$(37,462)	$(1,859)	$(3,897)
Noncurrent liability	(698,511)	(493,091)	(14,073)	(23,577)

	$(714,341)	$(530,553)	$(15,932)	$(27,474)

Amounts recognized in accumulated other comprehensive income for the years ended December 30, 2012 and December 25, 2011 consist of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Net actuarial loss/(gain)	$815,385	$585,839	$(11,380)	$(9,634)
Prior service cost/(credit)	26	41	(14,952)	(8,618)

	$815,411	$585,880	$(26,332)	$(18,252)

The elements of retirement and post-retirement costs for continuing operations are as follows:

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Pension plans:
Service Cost	$5,540	$5,600	$5,885
Interest Cost	91,898	92,961	93,796
Expected return on plan assets	(107,760)	(104,251)	(96,151)
Prior service cost amortization	14	14	14
Actuarial loss	12,687	6,726	2,229

Net pension expense	2,379	1,050	5,773
Net post-retirement benefit (credit) expense	(995)	(234)	(205)
Deferred compensation plan expense (credit)	–	(71)	10,790

Net retirement expenses	$1,384	$745	$16,358

Our discount rate was determined by matching a portfolio of long-term, non-callable, high quality bonds to the plans' projected cash flows.

Weighted average assumptions used for valuing benefit obligations were:

	Pension Benefit Obligations		Post-retirement Obligations
	2012	2011	2012	2011
Discount rate	4.17%	5.32%	3.39%	4.26%

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

7.    EMPLOYEE BENEFITS (continued)

Weighted average assumptions used in calculating expense:

	Pension Benefit Expense			Post-retirement Expense
	December 30, 2012	December 25, 2011	December 26, 2010	December 30, 2012	December 25, 2011	December 26, 2010
Expected long-term return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Discount rate	5.31%	5.90%	6.05%	4.26%/3.31% (1)	4.84%	5.09%

  (1)
  4.26% for January 2012 to September 2012; 3.31% for October 2012 to December 2012 due to plan change.

For the post-retirement plans, the medical cost trend rates are expected to decline from 7.5% in 2012 to 5.0% by the year 2018. As of December 30, 2012, a 1% increase in the assumed health care cost trend rate would increase the benefit obligation by $0.6 million and a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $0.6 million. As of December 25, 2011, a 1% increase in the assumed health care cost trend rate would increase the benefit obligation by $1.1 million, and a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $1.0 million.

Contributions and Cash Flows

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

The contribution and leaseback of the properties was treated as a financing transaction and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss has been recognized on the contribution. Our pension obligation was reduced by $49.7 million and a long-term and short-term financing obligation was recorded on the date of the contribution. The financing obligation is reduced by a portion of the lease payments made to the Plan each month. The balance of this obligation at December 30, 2012, was $46.3 million.

In May 2011, we used proceeds from the sale of property in Miami (see Note 3) to contribute $163.0 million to the Plan.

In January 2012, we contributed $40.0 million of cash to the Plan. In January 2013, we contributed $7.5 million of cash to the Plan, which we expect will satisfy all of our required contributions in fiscal year 2013. We do not expect to make any additional contributions to the Plan during fiscal year 2013.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

7.    EMPLOYEE BENEFITS (continued)

Expected benefit payments to retirees under our retirement and post-retirement plans over the next 10 years are summarized below:

(in thousands)	Retirement Plans (1)	Post-retirement Plans
2013	$91,119	$1,859
2014	93,630	1,681
2015	97,071	1,532
2016	100,499	1,427
2017	105,278	1,340
2018-2022	582,046	5,448

Total	$1,069,643	$13,287

  (1)
  Largely to be paid from the qualified defined benefit pension plan

Plan Assets

Our investment policies are designed to maximize Plan returns within reasonable and prudent levels of risk, with an investment horizon of greater than 10 years so that interim investment returns and fluctuations are viewed with appropriate perspective. The policy also aims to maintain sufficient liquid assets to provide for the payment of retirement benefits and plan expenses, hence, small portions of the equity and debt investments are held in marketable mutual funds.

Our policy seeks to provide an appropriate level of diversification of assets, as reflected in its target allocations, as well as limits placed on concentrations of equities in specific sectors or industries. It uses a mix of active managers and passive index funds and a mix of separate accounts, mutual funds, common collective trusts and other investment vehicles.

Our assumed long-term return on assets was developed using a weighted average return based upon the Plan's portfolio of assets and expected returns for each asset class, taking into account projected inflation, interest rates and market returns. The assumed return was also reviewed in light of historical and recent returns in total and by asset class.

As of December 30, 2012 and December 25, 2012, the target allocations for the plan assets were 60% equity securities, 28% debt securities, 7% real estate securities and 5% commodities.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

7.    EMPLOYEE BENEFITS (continued)

The table below summarizes the plan's financial instruments for fiscal year 2012 that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above:

	2012
	Plan Assets
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,161	$–	$–	$1,161
Mutual fund	257,398	–	–	257,398
Corporate debt instruments	–	98	–	98
U.S. Government securities	–	107,337	–	107,337
Common collective trusts	–	928,730	–	928,730
Real estate	–	–	51,579	51,579
Other	–	–	6,408	6,408

Total	$258,559	$1,036,165	$57,987	1,352,711

Pending trades				6,166

				$1,358,877

The table below summarizes changes in the fair value of the plan's Level 3 investment assets held for the year ended December 30, 2012:

(in thousands)	Real Estate	Private Equity	Total
Beginning Balance, December 25, 2011	$50,530	$8,899	$59,429
Purchases, issuances, sales, settlements	–	–	–
Realized gains	3,747	27	3,774
Transfer in or out of level 3	(3,747)	(3,820)	(7,567)
Unrealized gains	1,049	1,302	2,351

Ending Balance, December 30, 2012	$51,579	$6,408	$57,987

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

7.    EMPLOYEE BENEFITS (continued)

The table below summarizes the plan's financial instruments for fiscal year 2011 that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above:

	2011 Plan Assets
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,816	$–	$–	$30,816
Mutual funds	40,861	–	–	40,861
Corporate stock	211	–	–	211
Corporate debt instruments	–	86,776	–	86,776
U.S. Government securities	–	236,063	–	236,063
Common collective trusts	–	764,983	–	764,983
Mortgage and asset backed securities	–	22,265	–	22,265
Real estate	–	–	50,530	50,530
Other	–	14,418	8,899	23,317

Total	$71,888	$1,124,505	$59,429	1,255,822

Pending trades				(22,516)

				$1,233,306

The table below summarizes changes in the fair value of the plan's Level 3 investment assets held for the year ended December 25, 2011:

(in thousands)	Real Estate	Private Equity	Receivable	Total
Beginning Balance, December 26, 2010	$–	$7,792	$28,936	$36,728
Purchases, issuances, sales, settlements	49,710	–	(28,936)	20,774
Realized gains	3,472	–	–	3,472
Transfer in or out of level 3	(3,472)	–	–	(3,472)
Unrealized gains	820	1,107	–	1,927

Ending Balance, December 25, 2011	$50,530	$8,899	$–	$59,429

Cash and cash equivalents.    The carrying value of these items approximates fair value.

Mutual funds.    These investments are publicly traded investments, which are valued using the Net Asset Value (NAV). The NAV of the mutual funds is a quoted price in an active market. The NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund's liabilities, expressed on a per-share basis.

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

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

7.    EMPLOYEE BENEFITS (continued)

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

Common collective trusts.    These investments are valued based on the NAV of the underlying investments and are provided by the fund issuers. NAV for these funds represent the quoted price in a non-market environment. There are no restrictions on participants' ability to withdraw funds from the common collective trusts.

Mortgage and asset backed securities.    Mortgage and asset backed securities are valued using quotes from independent pricing vendors based on recent trading activity and other relevant information, including market interest rate curves, referenced credit spreads, and estimated prepayment rates, where applicable.

Real estate.    On January 14, 2011, we contributed Company-owned real property from seven locations to our Plan. The Plan obtained independent appraisals of the property, and based on these appraisals, the Plan recorded the contribution at fair value on January 14, 2011. The properties are leased by us for our newspaper operations. The properties are managed on behalf of the Plan by an independent fiduciary, and the terms of the leases between us and the Plan were negotiated with the fiduciary. The property is valued by independent appraisals conducted under the direction of the independent fiduciary.

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

401(k) Plan

We provide or subsidize certain life insurance benefits for employees. In addition we have separate deferred compensation plans ("401(k) plan") for employees, which enable qualified employees to voluntarily defer compensation. On March 31, 2009, we temporarily suspended our matching contribution to the 401(k) plan. The 401(k) plan, as amended, includes a Company match (once reinstated) and a supplemental contribution that is tied to our performance (as defined in the plan).

8.    CASH FLOW INFORMATION

Cash paid during the fiscal year 2012, 2011 and 2010 for interest and income taxes were:

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Interest paid (net of amount capitalized) (1)	$173,742	$152,543	$123,402
Income taxes paid (net of refunds)	37,137	32,613	37,246

  (1)
  The fiscal year 2012 interest paid includes $30.0 million of interest accelerated as a result of the refinance of the 11.50% Notes as discussed in Note 5.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

8.    CASH FLOW INFORMATION (continued)

In January 2011, we contributed real property valued at $49.7 million to our defined benefit pension plan and have recorded a financing obligation equal to the same amount for leases entered into with the defined benefit pension plan for our operations. In addition, in 2011 we sold property in Miami but retained use of the property rent free through May 2013. As a result the transaction was treated as a financing transaction (see Note 3 for a description of this transaction and the related accounting treatment) and land was transferred to PP&E.

These non-cash transactions are summarized below:

Year Ended
(in thousands)	December 25, 2011
Financing obligation for contribution of real property to pension plan	$49,710
Reduction of pension obligation	(49,710)
Non-refundable deposits offset against carrying value of land	(16,500)
Increase in PP&E for land transferred from other assets	116,000

We had $5.7 million, $1.2 million and $0.9 million of non-cash financing activities related to purchases of PP&E on credit as of the end of fiscal years 2012, 2011 and 2010, respectively. We had $1.0 million of non-cash financing activities related to financing costs for our 9.00% Notes issuance as of the end of fiscal year 2012.

Net cash from operating activities of discontinued operations are summarized below:

(in thousands)	December 26, 2010
Income (loss) from discontinued operations	$3,083
Reconciliation to net cash from discontinued operations:
Changes in assets and liabilities and other, net	(5,189)

Net cash from operating activities of discontinued operations	$(2,106)

We had no discontinued operations in fiscal years 2012 or 2011.

9.    COMMITMENTS AND CONTINGENCIES

As of December 30, 2012, we had purchase obligations primarily related to printing outsource agreements and capital expenditures for property, plant and equipment expiring at various dates through 2028, totaling

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

9.    COMMITMENTS AND CONTINGENCIES (continued)

$139.2 million. The following table summarizes our purchase obligations as of December 30, 2012 and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods:

Year	(in thousands)
2013	$39,250
2014	18,039
2015	15,846
2016	14,966
2017	14,353
Thereafter	36,760

Total	$139,214

As of December 30, 2012, we had a fiscal year 2013 purchase commitment of 81,648 metric tons of newsprint from SP Fiber Technologies.

Lease commitments

We rent certain facilities and equipment under operating leases expiring at various dates through 2028. Total rental expense, included in other operating expenses, from continuing operations amounted to $12.5 million in fiscal year 2012, $13.3 million in fiscal year 2011 and $14.5 million in fiscal year 2010. Most of the leases provide that we pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses.

We sublease office space to other companies under noncancellable agreements that expire at various dates through 2019. Sublease income from operating leases totaled $3.8 million, $4.4 million and $3.0 million in fiscal year 2012, 2011 and fiscal year 2010, respectively.

Minimum rental commitments under operating leases with non-cancelable terms in excess of one year and sublease income from leased space are:

(in thousands)
	Lease Obligation	Sublease Income
Year			Net Amount
2013	$12,276	$(2,968)	$9,308
2014	10,798	(1,899)	8,899
2015	8,891	(1,412)	7,479
2016	7,419	(733)	6,686
2017	6,962	(310)	6,652
Thereafter	34,069	(441)	33,628

Total	$80,415	$(7,763)	$72,652

Self-Insurance

We retain the risk for workers' compensation resulting from uninsured deductibles per accident or occurrence that are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. For the year ended December 30, 2012, we compiled our historical data pertaining to the self-insurance experiences and

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

9.    COMMITMENTS AND CONTINGENCIES (continued)

actuarially developed the ultimate loss associated with our self-insurance programs for workers' compensation liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs.

The undiscounted ultimate losses of all our self-insurance reserve related to our workers' compensation liabilities, net of insurance recoveries at December 30, 2012 and December 25, 2011, were $19.8 million and $20.5 million, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses, net of estimated insurance recoveries of approximately $9.1 million, to be as follows:

Year	Net Amount (in thousands)
2013	$4,827
2014	3,377
2015	2,478
2016	1,889
2017	1,481
Thereafter	5,717

Total	$19,769

We discount the net amount above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended December 30, 2012 and December 25, 2011, the discount rate used was 1.1% and 1.4%, respectively. The present value of all self-insurance reserves, net of estimated insurance recoveries, for our workers' compensation liability recorded at December 30, 2012 and December 25, 2011, was $19.8 million and $20.4 million, respectively.

Legal Proceedings and other contingent claims

We are subject to a variety of legal proceedings (including libel, employment, wage and hour, independent contractor and other legal actions) and governmental proceedings (including environmental matters) that arise from time to time in the ordinary course of our business. We are unable to estimate the amount or range of reasonably possible losses. However, we currently believe, after reviewing such actions with counsel, that the expected outcome of pending actions will not have a material effect on our condensed consolidated financial statements. No material amounts for any losses from litigation that may ultimately occur have been recorded in the consolidated financial statements as we believe that any such losses are not probable.

We have certain indemnification obligations related to the sale of assets including but not limited to insurance claims and multi-employer pension plans of disposed newspaper operations. We believe the remaining obligations related to disposed assets will not be material to our financial position, results of operations or cash flows. In fiscal year 2010, we reversed a reserve, and recorded income, of $6.5 million related to certain of the indemnification obligations as the related newspapers paid current amounts and showed us their ability to continue to meet their obligations.

In addition to the $36.1 million of standby letters of credit secured under the Credit Agreement (see Note 5 for further discussion), we have $2.2 million in letters of credit arising from insurance and other potential claims. These letters of credit are collateralized with $2.2 million in certificates of deposit and are recorded as other long-term assets in our consolidated balance sheet.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

10.    COMMON STOCK AND STOCK PLANS

Common Stock

We have two classes of stock; Class A and Class B Common Stock. Both classes of stock participate equally in dividends. Holders of Class B are entitled to one vote per share and to elect as a class 75% of the Board of Directors, rounded down to the nearest whole number. Holders of Class A Common Stock are entitled to one-tenth of a vote per share and to elect as a class 25% of the Board of Directors, rounded up to the nearest whole number.

Class B Common Stock is convertible at the option of the holder into Class A Common Stock on a share-for-share basis.

The holders of shares of Class B Common Stock are parties to an agreement, the intent of which is to preserve control of the Company by the McClatchy family. Under the terms of the agreement, the Class B shareholders have agreed to restrict the transfer of any shares of Class B Common Stock to one or more "Permitted Transferees," subject to certain exceptions. A "Permitted Transferee" is any of our current holders of shares of Class B Common Stock; any lineal descendant of Charles K. McClatchy (1858 to 1936); or a trust for the exclusive benefit of, or in which all of the remainder beneficial interests are owned by, one or more lineal descendants of Charles K. McClatchy.

Generally, Class B shares can be converted into shares of Class A Common Stock and then transferred freely (unless, following conversion, the outstanding shares of Class B Common Stock would constitute less than 25% of the total number of all our outstanding shares of common stock). In the event that a Class B shareholder attempts to transfer any shares of Class B Common Stock in violation of the agreement, or upon the happening of certain other events enumerated in the agreement as "Option Events," each of the remaining Class B shareholders has an option to purchase a percentage of the total number of shares of Class B Common Stock proposed to be transferred equal to such remaining Class B shareholder's ownership percentage of the total number of outstanding shares of Class B Common Stock. If all the shares proposed to be transferred are not purchased by the remaining Class B shareholders, we have the option of purchasing the remaining shares. The agreement can be terminated by the vote of the holders of 80% of the outstanding shares of Class B Common Stock who are subject to the agreement. The agreement will terminate on September 17, 2047, unless terminated earlier in accordance with its terms.

Stock Plans

During fiscal year 2012, we had five stock-based compensation plans, which are described below.

We have two stock option plans which reserved Class A Common shares for issuance to key employees – the 1994 and 1997 plans ("Employee Plans"). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A Common Stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit us, at our sole discretion, to settle unexercised options by granting stock appreciation rights, we do not intend to avail ourselves of this alternative for option grants made under these plans. Both of these plans (which had 122,500 outstanding grants at December 30, 2012) have expired and have been replaced by the 2004 stock incentive plan.

Our amended and restated stock option plan for outside directors (the "2001 Director Plan") provided for the issuance of shares of Class A Common Stock. Generally, under this plan each non-employee director was granted, at the conclusion of each regular annual meeting of stockholders, an option to purchase shares of Class A Common Stock at fair market value on the date of the grant. Terms of the 2001 Director

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

10.    COMMON STOCK AND STOCK PLANS (continued)

Plan are similar to the terms of the Employee Plans. This plan (which had 21,000 outstanding grants at December 30, 2012) expired and was replaced by the 2004 stock incentive plan (see the discussion below).

We have a stock incentive plan (the "2004 Plan") that reserves 9,000,000 Class A Common shares for issuance to key employees and outside directors. Terms of the 2004 Plan are similar to the Employee Plans and 2001 Director Plan, except that the 2004 Plan permits the following type of incentive awards in addition to common stock, stock options and stock appreciation rights ("SARs"): restricted stock, unrestricted stock, stock units and dividend equivalent rights.

We award stock-settled SARs in lieu of stock options. The SARs were granted at fair market value, have a 10-year term and generally vest in four equal annual installments beginning on March 1 following the year for which the award was made.

In May 2012 the shareholders approved The McClatchy Company 2012 Omnibus Incentive Plan ("2012 Plan"). The 2012 Plan generally provides for granting of stock options or SARs only at an exercise price at least equal to fair market value on the grant date; a 10-year maximum term for stock options and SARs; no repricing of stock options or SARs without prior shareholder approval; and no reload or "evergreen" share replenishment features.

Prior to fiscal year 2012, we also had an Amended Employee Stock Purchase Plan (the "Purchase Plan"), which reserved 4,625,000 shares of Class A Common Stock for issuance to employees. Eligible employees were able to purchase shares at 85% of "fair market value" (as defined by the Purchase Plan) through payroll deductions. In the third quarter of fiscal year 2011, we issued shares from our Purchase Plan that exhausted substantially all of the shares reserved under the plan for issuance and we suspended the plan at that time.

Stock Plans Activity

In fiscal year 2012, we granted 15,000 shares of Class A Common Stock to each non-employee director, resulting in the issuance of 150,000 shares from the 2012 Plan. In fiscal year 2011, we granted 15,000 shares of Class A Common Stock to each non-employee director, resulting in the issuance of 150,000 shares from the 2004 Plan.

We granted restricted stock units ("RSUs") at fair market value on the date of grant to certain key employees from the 2004 Plan and 2012 Plan as summarized below. The RSUs generally vest two to three years after grant date but terms of each grant is at the discretion of the compensation committee of the board of directors.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

10.    COMMON STOCK AND STOCK PLANS (continued)

The following table summarizes the RSUs stock activity:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested – December 27, 2009	845,000	$3.42

Nonvested – December 26, 2010	845,000	$3.42
Granted	740,000	$4.08
Forfeited	(140,000)	$3.70

Nonvested – December 26, 2011	1,445,000	$3.73
Granted	1,082,000	$2.59
Vested	(765,000)	$3.42
Forfeited	(660,000)	$3.48

Nonvested – December 30, 2012	1,102,000	$2.98

As of December 30, 2012, the total fair value of the RSUs that vested during the period was $2.0 million. As of December 30, 2012, there were $1.5 million of unrecognized compensation costs for nonvested RSUs, which are expected to be recognized over 1.8 years.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

10.    COMMON STOCK AND STOCK PLANS (continued)

Outstanding options and SARs are summarized as follows:

	Options/ SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 26, 2009	7,039,850	$26.79	$3,086
Granted	10,000	$4.96
Exercised	(119,250)	$1.70	$388
Forfeited	(44,250)	$7.07
Expired	(254,150)	$40.53

Outstanding December 26, 2010	6,632,200	$26.82	$6,060
Granted	1,078,500	$4.08
Exercised	(152,750)	$1.73	$382
Forfeited	(132,250)	$3.99
Expired	(702,450)	$47.86

Outstanding December 25, 2011	6,723,250	$22.01	$874
Granted	1,017,500	$2.76
Exercised	(27,250)	$1.70	$33
Forfeited	(1,217,750)	$54.52
Expired	(301,250)	$48.33

Outstanding December 30, 2012	6,194,500	$11.45	$1,846

Vested and Expected to Vest December 30, 2012	5,970,603	$11.74	$1,810

Options exercisable:
December 26, 2010	3,572,450		$869
December 25, 2011	4,082,500		$397
December 30, 2012	3,826,250		$1,335

As of December 30, 2012, there were $2.6 million of unrecognized compensation costs related to options and SARs granted under our plans. The cost is expected to be recognized over a weighted average period of 2.5 years.

The following tables summarize information about stock options and SARs outstanding in the stock plans at December 30, 2012:

Range of Exercise Prices	Options/SARs Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options/SARs Exercisable	Weighted Average Exercise Price
$1.50 – $9.07	4,273,500	6.85	$2.94	1,941,000	$2.65
$9.73 – $35.94	1,128,750	4.17	$13.20	1,128,750	$13.20
$40.95 – $73.36	756,500	2.63	$54.93	756,500	$54.93

Total	6,158,750	5.82	$11.45	3,826,250	$16.10

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

10.    COMMON STOCK AND STOCK PLANS (continued)

The weighted average remaining contractual life on options exercisable at December 30, 2012, was 4.46 years. The weighted average remaining contractual life of options vested and expected to vest at December 30, 2012, was 5.73 years. The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees. The expected dividend yield is based on historical dividends declared per year, giving consideration for any anticipated change and the estimated stock price over the expected life of the options based on historical experience. Expected volatility was based on historical volatility for a period equal to the stock option's expected life for shares granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2012	2011	2010
Expected life in years	6.52	6.16	6.10
Dividend yield	NIL	NIL	NIL
Volatility	0.90	0.87	0.83
Risk-free interest rate	1.22%	2.53%	2.77%
Weighted average exercise price of options/SARs granted	$2.76	$4.08	$4.96
Weighted average fair value of options/SARs granted	$2.09	$3.03	$3.57

Through the third quarter of fiscal year 2011, we also offered eligible employees the option to purchase Class A Common Stock under the Purchase Plan. The expense associated with the plan was computed using a Black-Scholes option valuation model with similar assumptions to those described for stock options, except that volatility is computed using a one-year look back given the short-term nature of this option. Expense associated with the Purchase Plan is included in the stock-related compensation. There was no such plan or expense during fiscal year 2012.

11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Our business is somewhat seasonal with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the holiday seasons. The first and third quarters are historically the slowest quarters for revenues and profits. Our quarterly results are summarized as follows:

	Quarters Ended
(in thousands, except per share amounts)	March 25, 2012	June 24, 2012	September 23, 2012	December 30, 2012
Net Revenues	$288,301	$299,294	$287,465	$355,664
Operating income	$27,975	$42,935	$32,479	$82,747
Net income (loss)	$(2,087)	$26,865	$5,093	$(30,015)
Net income (loss) per share	$(0.02)	$0.31	$0.06	$(0.35)

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 30, 2012, DECEMBER 25, 2011 AND DECEMBER 26, 2010

11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

	Quarters Ended
(in thousands, except per share amounts)	March 27, 2011	June 26, 2011	September 25, 2011	December 25, 2011
Net Revenues	$303,734	$314,250	$300,219	$351,437
Operating income	$20,455	$45,133	$45,443	$90,284
Net income (loss)	$(1,962)	$4,947	$9,399	$42,005
Net income (loss) per share	$(0.02)	$0.06	$0.11	$0.49

The following are significant activities in fiscal year 2012:

  •
  During the quarter ended March 25, 2012, we incurred a gain on extinguishment of debt totaling $4.4 million related to bonds that were repurchased in the open market.

  •
  During the quarter ended June 24, 2012, we had a reversal of non-cash interest expense totaling $7.8 million related to the release of tax reserves. In addition, we had a favorable adjustment to net income totaling $7.0 million for a tax settlement related to state tax positions previously taken.

  •
  As discussed in Note 1, our fiscal year 2012 reporting period is a 53-week year versus a 52-week year in 2011, and as a result, the quarter ended December 30, 2012 includes 14 weeks compared to 13 weeks in the quarter ended December 25, 2011. Also, during the quarter ended December 31, 2012, in connection with our refinance of our 11.50% Notes, as described in Note 5, we recognized $94.5 million as a loss on extinguishment of debt.

The following are significant activities in fiscal year 2011:

  •
  In the quarter ended March 27, 2011, we incurred impairment charges of approximately $10.3 million, which were recorded to other operating expenses related to the value of the real estate assets sold for less than carrying value. We also incurred severance charges totaling $4.5 million related to restructuring of our newspaper operations. These amounts were partially offset by a favorable tax settlement for $9.9 million related to state tax positions previously taken. A tax benefit of $7.6 million was recognized and the related interest expense was reduced by $3.7 million.

  •
  In the quarter ended June 26, 2011, we incurred severance charges totaling $7.6 million related to restructuring of newspaper operations.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.            CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at that time to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission Rules and Forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934, as amended Rules 13a-15(f). The Company's internal control system over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company's financial statements presented in accordance with generally accepted accounting principles in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management's assessment and those criteria, management believes that the Company's internal control over financial reporting was effective as of December 30, 2012.

The McClatchy Company's independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting. This report appears in Item 8 – "Financial Statements and Supplementary Data"

ITEM 9B.            OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 30, 2012.

ITEM 11.            EXECUTIVE COMPENSATION

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 30, 2012.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 30, 2012.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 30, 2012.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 30, 2012.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)&(c)	Financial Statements and Financial Statement Schedules filed as a part of this Report are listed in Item 8 – "Financial Statements and Supplementary Data".
(b)	Exhibits listed on the accompanying Index of Exhibits are filed or furnished as part of this report, following the signature pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MCCLATCHY COMPANY
(Registrant)

/s/ Patrick J. Talamantes Patrick J. Talamantes, President, Chief Executive Officer and Director
March 5, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. Talamantes Patrick J. Talamantes	President, Chief Executive Officer And Director (Principal Executive Officer)	March 5, 2013
/s/ R. Elaine Lintecum R. Elaine Lintecum	Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 5, 2013
/s/ Hai Nguyen Hai Nguyen	Controller (Principal Accounting Officer)	March 5, 2013
/s/ Kevin S. McClatchy Kevin S. McClatchy	Chairman of the Board	March 5, 2013
/s/ Elizabeth Ballantine Elizabeth Ballantine	Director	March 5, 2013
/s/ Leroy Barnes, Jr. Leroy Barnes, Jr.	Director	March 5, 2013
/s/ Molly Maloney Evangelisti Molly Maloney Evangelisti	Director	March 5, 2013
/s/ Kathleen Foley Feldstein Kathleen Foley Feldstein	Director	March 5, 2013
/s/ Brown McClatchy Maloney Brown McClatchy Maloney	Director	March 5, 2013
/s/ William B. McClatchy William B. McClatchy	Director	March 5, 2013
/s/ Theodore R. Mitchell Theodore R. Mitchell	Director	March 5, 2013
/s/ S. Donley Ritchey S. Donley Ritchey	Director	March 5, 2013
/s/ Frederick R. Ruiz Frederick R. Ruiz	Director	March 5, 2013

INDEX OF EXHIBITS
(Item 15 (a) 3.)

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date/Period End Date
3.1	The Company's Restated Certificate of Incorporation, dated June 26, 2006	10-Q	3.1	June 25, 2006
3.2	The Company's Bylaws as amended and restated effective March 20, 2012	8-K	3.1	March 22, 2012
10.1	Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8-K	10.1	February 17, 2010
10.2	Amendment No 1 to the Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company and Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8-K	10.1	December 20, 2010
10.3	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement	8-K	10.3	September 30, 2008
10.4	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent	8-K	10.2	September 30, 2008
10.5	Commitment Reduction and Amendment and Restatement Agreement, dated as of June 22, 2012, among the Company and Bank of America, N.S., as Administrative Agent	8-K	10.1	June 25, 2012
10.6	Second Amended and Restated Credit Agreement, dated as of June 22, 2012, among the Company, the lenders from time to time party thereto, and Bank of America, N.A., Administrative Agent and L/C Issuer	10-Q	10.2	June 25, 2012
10.7	Third Amended and Restated Credit Agreement dated December 18, 2012 among the Company, the Lenders from time to time party thereto, and Bank of America N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8-K	10.1	December 20, 2012
10.8	Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company's subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers relating to the 11.50% Senior Secured Notes due in 2017	8-K	10.1	February 9, 2010

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date/Period End Date
10.9	Purchase Agreement dated December 3, 2012, by and among the Company, certain of the Company's subsidiaries and J.P. Morgan Securities LLC as Representative of the several Initial Purchasers relating to the $910 million 9.00% Senior Secured Notes due 2022
10.10	Indenture, dated February 11, 2010 among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017	8-K	4.1	February 17, 2010
10.11	Second Supplemental Indenture dated December 11, 2012 among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due to 2017	8-K	4.1	December 20, 2012
10.12	Indenture, dated as of November 4, 1997, between Knight-Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, [Knight-Ridder's Registration Statement on Form S-3]	S-3	4.1	October 10, 1997
10.13	First Supplemental Indenture, dated as of June 1, 2001, Knight-Ridder, Inc.; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee [Knight-Ridder, Inc. Report on Form 8-K]	8-K	4	June 1, 2001
10.14	Second Supplemental Indenture, dated as of November 1, 2004, among Knight-Ridder, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight-Ridder, Inc. Report on Form 8-K]	8-K	4.1	November 4, 2004
10.15	Third Supplemental Indenture, dated as of August 16, 2005, among Knight-Ridder, Inc., JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight-Ridder, Inc. Report on Form 8-K]	8-K	4.1	August 22, 2005
10.16	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder Inc.	10-Q	10.4	June 25, 2006

			Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
10.17		Indenture dated December 18, 2012 among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 9.00% Senior Secured Notes due 2022	8-K	4.2	December 20, 2012
10.18		Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J. P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017	8-K	4.2	February 17, 2010
10.19		Registration Rights Agreement dated December 18, 2012 between The McClatchy Company and J. P. Morgan Securities LLC, relating to the 9.00% Senior Secured Notes due 2022	8-K	4.3	December 20, 2012
10.20		Purchase and Sale Agreement Between the Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011	10-Q	10.42	June 26, 2011
10.21	*	The McClatchy Company Management Objective Plan Description	10-K	10.4	December 30, 2000
10.22	*	The Company's Amended and Restated Long-Term Incentive Plan	8-K	99.1	May 23, 2005
10.23	*	Amendment No. 1 to the Company's Amended and Restated Long-Term Incentive Plan	10-Q	10.26	June 29, 2008
10.24	*	Amended and Restated Supplemental Executive Retirement Plan	10-K	10.4	December 29, 2002
10.25	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan	8-K	10.1	February 10, 2009
10.26	*	Amended and Restated McClatchy Company Benefit Restoration Plan	8-K	10.1	July 29, 2011
10.27	*	Amended and Restated McClatchy Company Bonus Recognition Plan	8-K	10.2	July 29, 2011
10.28	*	Amended and Restated 1994 Stock Option Plan	10-Q	10.15	July 1, 2001
10.29	*	Amended and Restated 1997 Stock Option Plan	10-K	10.7	December 29, 2002
10.30	*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007	10-K	10.16	December 31, 2006
10.31	*	The Company's Amended and Restated 2001 Director Stock Option Plan	10-K	10.13	December 26, 2004
10.32	*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007	10-K	10.18	December 31, 2006
10.33	*	The Company's Amended and Restated Employee Stock Purchase Plan	10-Q	10.28	June 29, 2008

			Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
10.34	*	The Company's 2004 Stock Incentive Plan, as amended and restated	10-Q	10.25	June 29, 2008
10.35	*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company's 2004 Stock Incentive Plan	10-K	10.25	December 30, 2007
10.36	*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement	8-K	99.1	December 16, 2004
10.37	*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan	8-K	99.1	January 28, 2005
10.38	*	Form of Restricted Stock Unit Agreement related to the Company's 2004 Stock Incentive Plan	8-K	10.1	December 18, 2009
10.39	*	The McClatchy Company 2012 Omnibus Incentive Plan	DEF 14A	Appendix A	April 2, 2012
10.40	*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8-K	10.3	May 18, 2012
10.41	*	Form of Stock Appreciation Right Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8-K	10.2	May 18, 2012
10.42	*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 2, 2003	10-K	10.10	December 28, 2003
10.43	*	Second Amendment to Amended and Restated Employee Agreement for Mr Pruitt	8-K	10.2	February 10, 2009
10.44	*	Employment Agreement between the Company and Patrick Talamantes dated May 16, 2012	8-K	10.1	May 18, 2012
10.45	*	The Company's Amended and Restated CEO Bonus Plan	10-Q	10.27	June 29, 2008
10.46	*	2012 Senior Executive Retention Bonus Plan	8-K	10.4	May 18, 2012
10.47	*	Form of Indemnification Agreement between the Company and each of its officers and directors	8-K	99.1	May 23, 2005
12		Computation of Earnings to Fixed Charges
21		Subsidiaries of the Company
23		Consent of Deloitte & Touche LLP
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
99.1		Consolidated balance sheets of Classified Ventures, LLC as of December 31, 2012 and December 31, 2011 and the related consolidated statements of operations, changes in members' equity, and statements of cash flows for each of the three years in the period ended December 31, 2012 and Report of Independent Auditors as it relates to 2012.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

*
Compensation plans or arrangements for the Company's executive officers and directors

**
Furnished, not filed