Form 10-Q
period 2013-03-31
MCCLATCHY CO
filed 2013-05-10
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

916-321-1844
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ☐  No ☒

As of April 30, 2013, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	61,344,574
Class B Common Stock	24,800,962

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited; Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 25,
	2013	2012
REVENUES - NET:
Advertising	$197,122	$209,764
Circulation	85,828	84,791
Other	12,159	12,134
	295,109	306,689
OPERATING EXPENSES:
Compensation	112,576	112,649
Newsprint, supplements and printing expenses	30,715	34,339
Depreciation and amortization	30,446	30,741
Other operating expenses	100,774	100,985
	274,511	278,714

OPERATING INCOME	20,598	27,975

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(35,516)	(42,477)
Interest income	9	14
Equity income in unconsolidated companies, net	9,161	6,018
Gain (loss) on extinguishment of debt, net	(12,770)	4,433
Other - net	52	38
	(39,064)	(31,974)

Loss before income taxes	(18,466)	(3,999)
Income tax benefit	(5,725)	(1,912)
NET LOSS	$(12,741)	$(2,087)

Net loss per common share:
Basic	$(0.15)	$(0.02)
Diluted	$(0.15)	$(0.02)

Weighted average number of common shares used to calculate basic and diluted earnings per share:
Basic	86,022	85,494
Diluted	86,022	85,494

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

 (Unaudited; Amounts in thousands)

	Three Months Ended
	March 31,	March 25,
	2013	2012
NET LOSS	$(12,741)	$(2,087)

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unamortized net loss and other components of benefit plans, net of taxes of $(2,250) and $(1,060)	3,375	1,590
Investment in unconsolidated companies:
Other comprehensive loss, net of taxes of $442 and $390	(663)	(585)
Other comprehensive income	2,712	1,005
Comprehensive loss	$(10,029)	$(1,082)

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited; Amounts in thousands, except share amounts)

	March 31,	December 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$17,634	$113,088
Trade receivables (net of allowances of $6,355 and $5,920, respectively)	133,918	177,225
Other receivables	12,326	9,555
Newsprint, ink and other inventories	28,127	30,145
Deferred income taxes	14,406	14,406
Other current assets	21,708	31,558
	228,119	375,977

Property, plant and equipment, net	729,171	733,729
Intangible assets:
Identifiable intangibles – net	513,751	528,002
Goodwill	1,012,011	1,012,011
	1,525,762	1,540,013
Investments and other assets:
Investments in unconsolidated companies	307,698	299,603
Other assets	54,410	55,809
	362,108	355,412
	$2,845,160	$3,005,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$-	$83,016
Accounts payable	42,852	48,588
Accrued pension liabilities	8,430	15,830
Accrued compensation	41,469	39,124
Income taxes payable	2,541	2,327
Unearned revenue	72,688	69,492
Accrued interest	28,195	18,675
Other accrued liabilities	14,376	14,273
	210,551	291,325
Non-current liabilities:
Long-term debt	1,528,442	1,587,330
Deferred income taxes	29,456	39,719
Pension and postretirement obligations	707,199	712,584
Financing obligations	279,306	279,325
Other long-term obligations	57,373	52,347
	2,601,776	2,671,305
Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 61,804,320 in 2013 and 61,098,820 in 2012)	618	611
Class B (authorized 60,000,000 shares, issued 24,800,962 in 2013 and 2012)	248	248
Additional paid-in capital	2,220,945	2,219,163
Accumulated deficit	(1,708,917)	(1,696,176)
Treasury stock at cost (460,487 shares in 2013 and 6,034 shares in 2012)	(1,457)	(29)
Accumulated other comprehensive loss	(478,604)	(481,316)
	32,833	42,501
	$2,845,160	$3,005,131

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended
	March 31,	March 25,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$63,412	$(24,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,107)	(6,955)
Proceeds from sale of property, plant and equipment and other	657	447
Proceed from sale of certificate of deposit	1,010	—
Net cash used in investing activities	(3,440)	(6,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes and related expenses	(154,781)	(29,355)
Other	(645)	(1,357)
Net cash used in financing activities	(155,426)	(30,712)
Decrease in cash and cash equivalents	(95,454)	(61,637)
Cash and cash equivalents at beginning of period	113,088	86,020
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,634	$24,383

See notes to condensed consolidated financial statements

THE MCCLATCHY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets it serves.  As the third largest newspaper company in the United States, based on daily circulation, our operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services.  Our largest newspapers include the Fort Worth Star-Telegram, The Sacramento Bee, The Kansas City Star, The Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.  We are listed on the New York Stock Exchange under the symbol MNI.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder LLC, which operates the nation’s largest online job website, CareerBuilder.com; 25.6% of Classified Ventures LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com; 33.3% of HomeFinder LLC, which operates the online real estate website HomeFinder.com; and 11.4% of Wanderful Media, owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2012. The fiscal periods included herein comprise 13 weeks for the first-quarter periods.

Circulation Delivery Contract Accounting

Subsequent to the issuance of our consolidated financial statements for the year ended December 30, 2012, we determined that circulation revenues associated with our “fee for service” contracts with distributors and carriers should be presented on a gross basis, as opposed to on a net basis.  The difference in presentation results in delivery costs associated with these contracts being reported as other operating expenses, rather than as a reduction in circulation revenues, in our condensed consolidated statements of operations.  We believe this error is not material to our previously issued financial statements for prior periods.  Accordingly, the classifications in the condensed consolidated statements of operations for the quarter ended March 25, 2012 have been corrected in this Form 10-Q, resulting in increases to circulation revenues and other operating expenses of $18.4 million.  There was no impact to the previously reported operating income, net loss or net loss per common share.

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

Cash and cash equivalents, accounts receivable, certificates of deposit (in other assets) and accounts payable.  The carrying amount of these items approximates fair value.

Long-term debt.  The fair value of long-term debt is determined using quoted market prices and other inputs that were derived from available market information including the current market activity of our publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At March 31, 2013, the estimated fair value and carrying value of long-term debt was $1.6 billion and $1.5 billion, respectively.

Intangible Assets and Goodwill

Intangible assets (primarily advertiser and subscriber lists) and goodwill consisted of the following:

	December 30,	Amortization	March 31,
(in thousands)	2012	Expense	2013
Intangible assets subject to amortization	$834,961		$834,961
Accumulated amortization	(510,546)	$(14,251)	(524,797)
	324,415	(14,251)	310,164
Mastheads	203,587	N/A	203,587
Goodwill	1,012,011	N/A	1,012,011
Total	$1,540,013	$(14,251)	$1,525,762

The estimated amortization expense for the remainder of fiscal year 2013 and the five succeeding fiscal years is as follows:

Amortization Expense
Year	(in thousands)
2013 (remainder)	$42,753
2014	52,524
2015	48,030
2016	47,721
2017	48,552
2018	46,977

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCI”) and reclassifications from AOCI, net of tax, consisted of the following:

(in thousands)	Minimum Pension and Post- Retirement Liability	Other Comprehensive Loss Related to Equity Investments	Total
Beginning balance - December 30, 2012	$(473,448)	$(7,868)	$(481,316)
Other comprehensive income (loss) before reclassifications	—	(663)	(663)
Amounts reclassified from AOCI (1)	3,375	—	3,375
Other comprehensive income (loss)	3,375	(663)	2,712
Ending balance - March 31, 2013	$(470,073)	$(8,531)	$(478,604)

(1) Reclassified amounts related to pension and post retirement liabilities affect the compensation line item on the condensed consolidated statements of operations.  The reclassified amounts are net of a tax benefit of $2,250.

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

Earnings Per Share (EPS)

Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options, restricted stock units and restricted stock and are computed using the treasury stock method. Anti-dilutive common stock equivalents are excluded from diluted EPS. The weighted average anti-dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation, consisted of the following:

	Three Months Ended
	March 31,	March 25,
(shares in thousands)	2013	2012
Anti-dilutive stock options	5,729	7,724

Cash Flow Information

Cash paid for interest and income taxes consisted of the following:

	Three Months Ended
	March 31,	March 25,
(in thousands)	2013	2012
Interest paid (net of amount capitalized)	$21,885	$68,061
Income taxes paid (net of refunds)	(8,214)	8,935

In the quarters ended March 31, 2013 and March 25, 2012, other significant reconciling items between net loss and net cash from operations included a (gain) loss on extinguishment of debt ($12.8 million and $(4.4) million in 2013 and 2012, respectively) as described in Note 4 and contributions to the qualified defined benefit pension plan ($7.5 million and $40.0 million in 2013 and 2012, respectively) as described in Note 5. Other non-cash financing activities as of March 31, 2013 and March 25, 2012, related to purchases of property, plant and equipment on credit, was $6.6 million and $0.6 million, respectively.

Recently Adopted Accounting Pronouncements

As of the beginning of the first quarter of 2013, we adopted the Financial Accounting Standards Board (“FASB”) accounting standards update (“ASU”) issued in February 2013. The ASU requires new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. Accordingly, we have presented reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations in the notes to our condensed consolidated financial statements.

As of the beginning of the first quarter of 2013, we adopted the FASB ASU issued in July 2012.  The ASU provides new guidance on annual impairment testing of indefinite-lived intangible assets. The ASU allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The adoption of this standard did not impact our condensed consolidated financial statements.

2.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	March 31,	December 30,
Company	Interest	2013	2012
CareerBuilder, LLC	15.0	$213,270	$210,365
Classified Ventures, LLC	25.6	75,942	69,907
HomeFinder, LLC	33.3	2,203	2,573
Wanderful Media	11.4	2,327	2,551
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27.0	11,182	11,375
Other	Various	2,774	2,832
		$307,698	$299,603

During the quarter ended March 31, 2013, our proportionate share of net income from certain investees listed in the table above was greater than 20% of our consolidated net loss before taxes.  Summarized condensed financial information, as provided to us by these certain investees, is as follows:

	Three Months Ended
	March 31,	March 25,
(in thousands)	2013	2012
Net revenues	$308,832	$295,513
Operating income	47,248	38,023
Net income	51,131	37,536

3.  MIAMI LAND AND BUILDING

On January 31, 2011, our contract to sell certain land in Miami (“Miami Contract”) terminated pursuant to its terms because the buyer (“developer”) did not consummate the transaction by the closing deadline in the contract. Under the terms of the Miami Contract, we are entitled to receive a $7.0 million termination fee and we have filed a claim against the developer to obtain the payment. As of March 31, 2013, we have not received the payment, nor have we recorded any amounts in our financial statements related to this fee pending the resolution of this claim.

On May 27, 2011, we sold 14.0 acres of land in Miami, including a building, which holds the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million (“Miami property”). Approximately 9.4 acres of this Miami land was previously subject to the terminated Miami Contract discussed above. We received cash proceeds of $230.0 million. The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of our Miami operations. In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

As part of the sale transaction, The Miami Herald Media Company will continue to operate from its existing location through May 2013 rent-free. As a result of our continuing involvement in the Miami property and given the fact that we will not pay rent during this period, the sale was treated as a financing transaction. Accordingly, we will continue to depreciate the carrying value of the building until our operations are moved. In addition, we have recorded a $236.0 million liability (in financing obligations) equal to the sales proceeds received of $230.0 million plus the $6.0 million received from the escrow account for reimbursement of moving expenses. We are imputing rent based on comparable market rates, which is reflected as interest expense until the operations are moved. As of March 31, 2013, no gain or loss has been recognized on the transaction. We expect to recognize a gain of approximately $10 million at the time the operations are moved since there will no longer be a continuing involvement with the Miami property.

In the first quarter of 2012, we purchased approximately 6.1 acres of land located in Doral, Florida, for approximately $3.1 million. We are building a new production facility on this site for our Miami newspaper operations. In January 2012, we also entered into an operating lease for a two-story office building adjacent to the new production facility. The operating lease on the office building has initial annual base lease payments of $1.8 million beginning in May 2013, when the building is expected to be occupied. Total costs related to relocating the Miami newspaper operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation and moving expenses, are estimated to be as follows:

•

Net cash outlays for capital expenditures related to the new facilities are estimated to be $32 million. We began incurring these costs in the first quarter of 2012. During the quarters ended March 31, 2013 and March 25, 2012, we incurred approximately $4.9 million and $4.6 million of net cash outlays, respectively.

•

Cash expenses to relocate the Miami newspapers’ operations are expected to be $12 million. During the quarters ended March 31, 2013 and March 25, 2012, our cash expenses were approximately $1.4 million and $0.9 million, respectively.

•

Accelerated depreciation of $13 million is expected to be incurred on existing assets expected to be retired or decommissioned in connection with the relocation. We accelerated depreciation on retired or decommissioned assets totaling approximately $2.0 million during each of the quarters ended March 31, 2013 and March 25, 2012, respectively.

During the quarter ended March 31, 2013, we began relocating equipment to the new location in Doral, Florida.  Personnel began moving in April 2013.  Equipment and personnel moves will continue through May 2013.  We expect the relocation of the Miami newspaper operations to be completed in May 2013, and related costs and expenses for the relocation are expected to be incurred through the third quarter of fiscal year 2013.

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

		Carrying Value
	Face Value at March 31,	March 31,	December 30,
(in thousands)	2013	2013	2012
Notes:
9.00% senior secured notes due in 2022	$910,000	$910,000	$910,000
11.50% senior secured notes due in 2017	—	—	83,016
4.625% notes due in 2014	28,965	28,170	64,326
5.750% notes due in 2017	261,298	250,423	273,559
7.150% debentures due in 2027	89,188	83,389	83,291
6.875% debentures due in 2029	276,230	256,460	256,154
Long-term debt	$1,565,681	$1,528,442	$1,670,346
Less current portion		—	83,016
Total long-term debt, net of current		$1,528,442	$1,587,330

Our outstanding notes are stated net of unamortized discounts, if applicable, totaling $37.2 million and $41.2 million as of March 31, 2013 and December 30, 2012, respectively.

Debt Repurchases

During the quarter ended March 31, 2013, we redeemed or repurchased a total of $145.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions, as follows:

(in thousands)	Face Value
11.50% senior secured notes due in 2017	$83,595
4.625% notes due in 2014	37,473
5.750% notes due in 2017	24,840
Total notes repurchased	$145,908

We redeemed and repurchased all of these notes at a price greater than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $12.8 million for the quarter ended March 31, 2013. During the quarter ended March 25, 2012, we repurchased $35.5 million aggregate principal amount of outstanding notes. We repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, resulting in a net gain on the extinguishment of debt of $4.4 million for the quarter ended March 25, 2012.

Credit Agreement

In connection with the issuance of the 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”) discussed below, we entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012. The Credit Agreement provides for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and has a maturity date of December 18, 2017. Our obligations under the Credit Agreement are secured by a first-priority security interest in certain of our assets as described below. As of March 31, 2013, there were no outstanding draw downs and $33.6 million face amount of letters of credit were outstanding under the Credit Agreement.

Under the Credit Agreement, we may borrow at either the London Interbank Offered Rate plus a spread ranging from 275 basis points to 425 basis points, or at a base rate plus a spread ranging from 175 basis points to 325 basis points, in each case based upon our consolidated total leverage ratio. The Credit Agreement provides for a commitment fee payable on the unused revolving credit ranging from 50 basis points to 62.5 basis points, based upon our consolidated total leverage ratio.

Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Senior Secured Notes due in 2017 (“11.50% Notes”) in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In connection with the tender offer of the 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. In the quarter ended March 31, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of debt of approximately $9.6 million related to the refinancing.

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the assets of any of our subsidiaries, other than the subsidiary guarantors, are minor.

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any property, plant and equipment (“PP&E”), leasehold interests and improvements with respect to such PP&E which would be reflected on our consolidated balance sheet or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of March 31, 2013 and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 and a consolidated interest coverage ratio of at least 1.50 to 1.00. As of March 31, 2013, we were in compliance with all financial debt covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture).

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

5.  EMPLOYEE BENEFITS

We maintain a frozen noncontributory qualified defined benefit pension plan (“Plan”) which covers certain eligible employees.  No new participants may enter the Plan and no further benefits will accrue.  However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide certain key employees with additional retirement benefits.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The elements of retirement expense are as follows:

	Three Months Ended
	March 31,	March 25,
(in thousands)	2013	2012
Pension plans:
Service Cost	$1,400	$1,375
Interest Cost	21,125	22,900
Expected return on plan assets	(25,275)	(26,975)
Actuarial loss	6,375	3,075
Net pension expense	3,625	375
Net post-retirement benefit (credit) expense	(625)	(150)
Net retirement expenses	$3,000	$225

In addition, we provide for or subsidize post-retirement health care and certain life insurance benefits for certain eligible employees and retirees, and we have a deferred compensation plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We temporarily suspended our matching contribution to the 401(k) plan in 2009 and as of March 31, 2013, we have not reinstated that benefit.

In January 2013 and January 2012, we contributed $7.5 million and $40.0 million, respectively, of cash to the Plan.  We do not intend to make any additional material contributions to the Plan during the remainder of fiscal year 2013.

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

In addition to the $33.6 million of standby letters of credit secured under the Credit Agreement (see Note 4 for further discussion), we have $1.2 million in letters of credit arising from insurance and other potential claims.  These letters of credit are collateralized with $1.2 million in certificates of deposit and are recorded as other long-term assets in our condensed consolidated balance sheet.

7.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the quarter ended March 31, 2013:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested - December 30, 2012	1,102,000	$2.98
Granted	472,650	$2.46
Vested	(320,000)	$4.08
Forfeited	(2,100)	$2.46
Nonvested - March 31, 2013	1,252,550	$2.50

The total fair value of the RSUs that vested during the quarter ended March 31, 2013 was $0.8 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the quarter ended March 31, 2013:

		Weighted	Aggregate
		Average	Intrinsic
	Options/	Exercise	Value
	SARs	Price	(in thousands)
Outstanding December 30, 2012	6,194,500	$11.45	$1,846
Granted	775,000	$2.46
Exercised	(387,000)	$1.71	$658
Forfeited	(11,000)	$3.17
Expired	(60,000)	$41.33
Outstanding March 31, 2013	6,511,500	$10.69	$1,522

For the quarter ended March 31, 2013, the following weighted average assumptions were used to estimate the fair value of the SARs granted:

Quarter Ended
March 31,
2013
Expected life in years	4.51
Dividend yield	NIL
Volatility	1.08
Risk-free interest rate	0.76%
Weighted average exercise price of SARs granted	$2.46
Weighted average fair value of SARs granted	$1.85

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their fair values.  At March 31, 2013, we had five stock-based compensation plans.  Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report is summarized below:

	Three Months Ended
	March 31,	March 25,
(in thousands)	2013	2012
Stock-based compensation expense	$1,129	$938

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, including statements relating to future financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of our 2012 Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company (the “Company,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter ended March 31, 2013, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2012 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 6, 2013.

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

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job website, CareerBuilder.com, 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com, 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; and 11.4% of Wanderful Media, owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

Our primary sources of revenues are print and digital advertising, which accounted for 66.8% of our total revenues for quarter ended March 31, 2013 compared to 68.4% in quarter ended March 25, 2012. All categories of advertising (retail, national and classified) discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint advertising”) and/or advertising delivered digitally.

Circulation revenues accounted for 29.1% of our total revenues for the quarter ended March 31, 2013, compared to 27.6% in the quarter ended March 25, 2012. Our print newspapers are delivered by independent contractors and large distributors. Revenues from other sources, including among other, commercial printing and distribution revenues, constituted 4.1% of our total revenues in the quarter ended March 31, 2013 compared to 4.0% in the quarter ended March 25, 2012.

See “Results of Operations” section below for a discussion of our revenue performance and contribution by category for the quarters ended March 31, 2013 and March 25, 2012.

Recent Developments

Circulation Delivery Contract Accounting

Subsequent to the issuance of our consolidated financial statements for the year ended December 30, 2012, we determined that circulation revenues associated with our “fee for service” contracts with distributors and carriers should be presented on a gross basis, as opposed to on a net basis.  The difference in presentation results in delivery costs associated with these contracts being reported as other operating expenses, rather than as a reduction in circulation revenues, in our condensed consolidated statements of operations.  We believe this error is not material to our previously issued financial statements for prior periods.  Accordingly, the classifications in the condensed consolidated statements of operations for the quarter ended March 25, 2012 have been corrected in this Form 10-Q, resulting in increases to circulation revenues and other operating expenses of $18.4 million.  There was no impact to the previously reported operating income, operating cash flow, net loss or net loss per common share amounts.

Debt Reductions

In the quarter ended March 31, 2013, we redeemed the remaining outstanding $83.6 million aggregate principal amount of 11.50% Senior Secured Notes (“11.50% Notes”) not tendered in the tender offer in December 2012 (See Debt and Related Matters section in the “Liquidity and Capital Resources” section below) and recorded a loss on the extinguishment of debt of approximately $9.6 million.  In addition, during the quarter ended March 31, 2013, we purchased $62.3 million aggregate principal amount of our outstanding debt in privately negotiated repurchases, which consisted of $37.5 million aggregate principal amount of our 4.625% notes due in 2014 and $24.8 million aggregate principal amount of our 5.750% notes due in 2017.  As a result, we recorded an additional loss on extinguishment of debt of approximately $3.2 million.

Other Developments

Sale of Real Property in Miami and Subsequent Plans for Relocation

On May 27, 2011, we sold 14.0 acres of land in Miami, including the building holding the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million (“Miami property”). We received cash proceeds of $230.0 million. The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of our Miami operations. In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

In connection with the sale, The Miami Herald Media Company entered into a lease agreement with the buyer pursuant to which we have continued to operate our Miami newspaper operations rent free from the existing location through May 2013, while our new facilities are being constructed. We must vacate the facilities by the end of May 2013. As a result of our continuing involvement in the Miami property and given the fact that we will not pay rent during this period, the sale was treated as a financing transaction. Accordingly, we will continue to depreciate the carrying value of the building until our operations are moved. In addition, we have recorded a $236.0 million liability (in financing obligations) equal to the sales proceeds received of $230.0 million plus the $6.0 million received from the escrow account for reimbursement of moving expenses. We are imputing rent based on comparable market rates, which is reflected as interest expense until the operations are moved. As of March 31, 2013, no gain or loss has been recognized on the transaction. We expect to recognize a gain of approximately $10 million at the time the operations are moved since there will no longer be a continuing involvement with the Miami property.

In the first quarter of 2012, we purchased approximately 6.1 acres of land located in Doral, Florida, for approximately $3.1 million. We are building a new production facility on this site for our Miami newspaper operations. In January 2012, we also entered into an operating lease for a two-story office building adjacent to the new production facility. The operating lease on the office building has initial annual base lease payments of $1.8 million beginning in May 2013 when the building is expected to be occupied. Total costs related to relocating the Miami newspaper operations and for constructing the new production facility, including the purchase of the property, construction costs, accelerated depreciation and moving expenses, are estimated to be as follows:

•

Net cash outlays for capital expenditures related to the new facilities are estimated to be $32 million. We began incurring these costs in the first quarter of 2012. During the quarters ended March 31, 2013 and March 25, 2012, we incurred approximately $4.9 million and $4.6 million of net cash outlays, respectively.

•

Cash expenses to relocate the Miami newspapers’ operations are expected to be $12 million. During the quarters ended March 31, 2013 and March 25, 2012, our cash expenses were approximately $1.4 million and $0.9 million, respectively.

•

Accelerated depreciation of $13 million is expected to be incurred on existing assets expected to be retired or decommissioned in connection with the relocation. We accelerated depreciation on retired or decommissioned assets totaling approximately $2.0 million during each of the quarters ended March 31, 2013 and March 25, 2012, respectively.

During the quarter ended March 31, 2013, we began relocating equipment to the new location in Doral, Florida.  Personnel began moving in April 2013.  Equipment and personnel moves will continue through May 2013.  We expect the relocation of the Miami newspaper operations to be completed in May 2013, and related costs and expenses from the relocation are expected to be incurred through the third quarter of fiscal year 2013.

Results of Operations

We had net loss in the quarter ended March 31, 2013 of $12.7 million, or $0.15 per share, compared to a net loss of $2.1 million, or $0.02 per share, in the quarter ended March 25, 2012.

Revenues

The following table summarizes our revenues by category:

	Three Months Ended
	March 31,	March 25,	$	%
(in thousands)	2013	2012	Change	Change
Advertising:
Retail	$97,859	$107,129	$(9,270)	(8.7)
National	14,999	15,130	(131)	(0.9)
Classified:
Auto	19,326	20,498	(1,172)	(5.7)
Real estate	8,483	9,413	(930)	(9.9)
Employment	10,854	12,344	(1,490)	(12.1)
Other	16,801	17,183	(382)	(2.2)
Total classified	55,464	59,438	(3,974)	(6.7)
Direct marketing and other	28,800	28,067	733	2.6
Total advertising	197,122	209,764	(12,642)	(6.0)
Circulation	85,828	84,791	1,037	1.2
Other	12,159	12,134	25	0.2
Total revenues	$295,109	$306,689	$(11,580)	(3.8)

During the quarter ended March 31, 2013, total revenues decreased 3.8% compared to the same period in 2012 as we continue to be impacted by the industry-wide declines in advertising revenues.  The continued weak economy and a secular shift in advertising demand from print to digital products are the principal causes of the change.  However, in the quarter ended March 31, 2013, decreases in total advertising revenues were partially offset by increases in circulation revenues and other revenues.

Advertising Revenues

During the quarter ended March 31, 2013, total advertising revenues decreased 6.0% to $197.1 million compared to the same period in 2012.  While declines during the period were widespread among categories, the primary decrease in advertising revenues related to retail advertising and employment classified advertising.  These decreases are partially offset by increases in our digital revenues and direct marketing revenues.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Three Months Ended
	March 31,	March 25,
	2013	2012
Advertising:
Retail	49.7%	51.1%
National	7.6%	7.2%
Classified	28.1%	28.3%
Direct marketing and other	14.6%	13.4%
Total advertising	100.0%	100.0%

Retail:

During the quarter March 31, 2013, retail advertising revenues decreased 8.7% to $97.9 million compared to the same period in 2012.  In the quarter ended March 31, 2013, compared to the same period in 2012, the decrease was primarily due to a decrease in ROP advertising revenues of 10.2% and a decrease in preprint advertising revenues of 6.4%.  The decreases in the period were widespread among the ROP and preprint categories.

National:

National advertising revenues decreased 0.9% to $15.0 million during the quarter ended March 31, 2013 compared to the same period in 2012.  During the quarter ended March 31, 2013 compared to the same period in 2012, we experienced a 5.7% decrease in print national advertising, which was almost entirely offset by an increase in digital national advertising of 13.5%.  Decreases in total national advertising revenues were broad-based but led by a decrease from the entertainment category and were nearly offset by increases in our banking and telecommunications categories.

Classified:

During the quarter ended March 31, 2013, classified advertising revenues decreased 6.7% to $55.5 million compared to the same periods in 2012. The automotive and employment categories represent our largest declines in classified advertising, partially offset by an increase in the digital automotive category.  While the decreases in classified advertising revenues are partially a result of the weak economy, we believe that advertisers are increasingly using digital advertising, which is widely available from many of our competitors. During the quarter ended March 31, 2013, compared to the same period in 2012, we experienced a 13.2% decrease in print classified advertising, which was partially offset by an increase in digital classified advertising of 3.0%.  The following is a discussion of the major classified advertising categories for the quarter ended March 31, 2013 as compared to the same period in 2012:

•

Automotive advertising revenues decreased in the quarter ended March 31, 2013 by $1.2 million, or 5.7%. Print automotive advertising revenues declined 22.6% in the quarter ended March 31, 2013 while digital automotive advertising revenues were up 10.9% in the quarter ended March 31, 2013. These results reflect the continued migration of automotive advertising to digital platforms as well as the popularity of our Cars.com products with local auto dealerships.

•

Real estate advertising revenues decreased in the quarter ended March 31, 2013 by $0.9 million, or 9.9%. Real estate has also been slow to recover from the recession and real estate advertising has been moving from print to digital media. Print real estate advertising revenues declined 14.4% in the quarter ended March 31, 2013 and digital real estate advertising revenues were down 1.4% in the quarter ended March 31, 2013.

•

Employment advertising revenues decreased in the quarter ended March 31, 2013 by $1.5 million, or 12.1%, reflecting a continued slow recovery in employment across all of our geographical markets. Print employment advertising revenues declined 16.1% in the quarter ended March 31, 2013, while digital employment advertising revenues were down 8.6% in the quarter ended March 31, 2013.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising decreased in the quarter ended March 31, 2013, by $0.4 million, or 2.2%. Print other classified advertising revenues declined 4.3% in the quarter ended March 31, 2013. Digital other classified advertising revenues were up 5.1% in the quarter ended March 31, 2013. These increases resulted from the migration of consumers from the print to digital media for publishing these types of events.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 24.0% of total advertising revenues in the quarter ended March 31, 2013.  Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis.  Digital advertising revenues totaled $47.3 million in the quarter ended March 31, 2013 representing an increase of 1.5% compared to the same period in 2012.  Digital-only advertising revenues totaled $26.7 million, an increase of 8.9% in the quarter ended March 31, 2013 compared to the same period in 2012.  Digital advertising revenues sold in conjunction with print products declined 6.7% in the quarter ended March 31, 2013 compared to the same period in 2012, as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues increased 2.6% to $28.8 million during the quarter ended March 31, 2013 compared to the same period in 2012.  This increase reflects, in part, growth in revenues from our “Sunday Select” product, a package of preprinted advertisements delivered to nonsubscribers upon request, which grew 14.3% in the quarter ended March 31, 2013 compared to the same period in 2012.

Circulation Revenues

Circulation revenues increased 1.2% to $85.8 million during the quarter ended March 31, 2013 compared to the same period in 2012.  This increase primarily reflects the implementation of our new digital subscription packages (“Plus Program”) in the fourth quarter of 2012 and was partially offset by lower circulation volumes.  The Plus Program provided $5.8 million in incremental revenues contributing to the 1.2% growth in total circulation revenues for the quarter ended March 31, 2013 compared to the same period in 2012. As expected, circulation volumes continue to remain lower as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change.  We expect the Plus Program to continue to increase our circulation revenues in future results and we will continue to look for new opportunities to increase circulation revenues.

Operating Expenses

Total operating expenses decreased 1.5% during the quarter ended March 31, 2013 compared to the same period in 2012.  Operating expenses in the periods presented include restructuring-related severance as we continue to restructure our operations, accelerated depreciation on equipment and moving expenses primarily related to the relocation of our Miami newspaper operations. The following table summarizes operating expenses:

	Three Months Ended
	March 31,	March 25,	$	%
(in thousands)	2013	2012	Change	Change
Compensation expenses	$112,576	$112,649	$(73)	(0.1)
Newsprint, supplements and printing expenses	30,715	34,339	(3,624)	(10.6)
Depreciation and amortization expenses	30,446	30,741	(295)	(1.0)
Other operating expenses	100,774	100,985	(211)	(0.2)
	$274,511	$278,714	$(4,203)	(1.5)

Restructuring charges and other items	$4,456	$4,064	$392	9.6
Compensation-related restructuring charges	$381	$1,171	$(790)	(67.5)

Compensation expenses, which include the restructuring charges discussed above, were flat in the quarter ended March 31, 2013 compared to the same period in 2012.  Payroll expenses in the quarter ended March 31, 2013 decreased 3.3% compared to the same period in 2012, reflecting a 4.0% decline in average full-time equivalent headcount.  Fringe benefits costs in the quarter ended March 31, 2013 increased 15.6%, compared to the same period in 2012, primarily as a result of higher medical and retirement costs.

Newsprint, supplements and printing expenses decreased 10.6% to $30.7 million in the quarter ended March 31, 2013 compared to the same period in 2012.  The newsprint expense decline of 14.8% reflects a 12.8% decrease in newsprint usage and a 2.2% decrease in newsprint prices.  Supplement and printing expense increased 3.2% in the quarter ended March 31, 2013 compared to the same period in 2012, primarily as a result of outsourcing some of our printing operations.

Depreciation and amortization expenses decreased slightly to $30.4 million in the quarter ended March 31, 2013 compared to the same period in 2012.  Other operating costs were flat in the quarter ended March 31, 2013 compared to the same period in 2012.

Non-Operating Expenses

Interest Expense

Total interest expense decreased 16.4% in the quarter ended March 31, 2013 compared to the same period in 2012, primarily due to lower outstanding principal amounts of debt and lower overall rates with the refinancing of notes (see Debt and Related Matters discussion below).

Equity Income

Total income from unconsolidated investments increased 52.2% during the quarter ended March 31, 2013 compared to the same period in 2012 due to the continued growth in our internet-related investments.

Loss on Extinguishment of Debt

During the quarter ended March 31, 2013, we repurchased $145.9 million aggregate principal amount of outstanding notes.  We repurchased these notes at a price higher than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $12.8 million in the quarter ended March 31, 2013.  During the quarter ended March 25, 2012, we repurchased $35.5 million aggregate principal amount of outstanding notes.  We repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, resulting in a net gain on the extinguishment of debt of $4.4 million for the quarter ended March 25, 2012.

Income Taxes

We recorded an income tax benefit of $5.7 million for the quarter ended March 31, 2013.  The benefit was affected by the inclusion in pre-tax loss of discrete tax items, such as (i) loss on the refinancing of our 11.50% Notes, (ii) certain asset disposals, and (iii) severance for the quarter ended March 31, 2013.  Excluding these items the effective tax rate was 40.8% for the quarter ended March 31, 2013 and is higher than the federal statutory rate of 35% due primarily to state taxes, including certain state taxes that do not vary with net income.

In the quarter ended March 25, 2012, we recorded an income tax benefit of $1.9 million.  The benefit includes taxes on discrete items similar to those discussed above.  Excluding the taxes on discrete items the effective benefit rate was 42.4% and reflects a combination of federal taxes at the federal statutory rate of 35% plus state taxes net of federal provision of 7.4%.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources

Our cash and cash equivalents were $17.6 million as of March 31, 2013, compared to $24.4 million of cash at March 25, 2012, and $113.1 million as of December 30, 2012.  The cash balance at December 30, 2012 reflects the receipt of distributions from our equity investments and proceeds from the issuance of the 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”), both of which were subsequently used to complete the debt refinancing as discussed below.

We expect that most of our cash generated from operations in the foreseeable future will be used to repay debt, fund our capital expenditures and make required contributions to our qualified defined benefit pension plan (“Plan”).  As of March 31, 2013, we had approximately $1.6 billion in total debt outstanding, consisting of $910 million aggregate principal amount of publicly-traded senior secured notes due 2022 and $655.7 million aggregate principal amount of unsecured publicly-traded notes maturing in 2014, 2017, 2027, and 2029.  We expect that we will need to refinance a significant portion of this debt prior to the scheduled maturity of such debt.  In addition, we expect to use our cash from operations from time to time to opportunistically repurchase our outstanding debt prior to the scheduled maturity of such debt and/or reduce our debt through debt exchanges, privately negotiated transactions or similar transactions.  We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Three Months Ended
	March 31,	March 25,	$
(in thousands)	2013	2012	Change
Cash flows provided by (used in)
Operating activities	$63,412	$(24,417)	$87,829
Investing activities	(3,440)	(6,508)	3,068
Financing activities	(155,426)	(30,712)	(124,714)
Decrease in cash and cash equivalents	$(95,454)	$(61,637)	$(33,817)

Operating Activities:

We generated $63.4 million of cash from operating activities in the quarter ended March 31, 2013 compared to using $24.4 million of cash from operations in the quarter ended March 25, 2012.  The increase in cash generated from operations is primarily due to the difference in contributions to our Plan, as discussed below, the timing of interest payments on our long-term debt and the timing of net income tax payments and receipts.  In the quarter ended March 31, 2013, we paid approximately $21.9 million in interest payments compared to approximately $68.1 million in the quarter ended March 25, 2012. The decrease results from the refinancing activities, as discussed below, in which interest was paid during December 2012, instead of during the quarter ended March 31, 2013.  In the quarter ended March 31, 2013, we received an income tax refund for approximately $9.0 million compared to the payment of approximately $8.9 million in the quarter ended March 25, 2012.

Pension Plan Matters

We made a $7.5 million cash contribution to our Plan in January 2013 to meet our required payment contributions for 2013, while in the quarter ended March 25, 2012 we made a $40.0 million cash contribution.

As of December 30, 2012, the projected benefit obligations of our Plan exceeded plan assets by $587.9 million in our financial statements.  Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans under Internal Revenue Service (“IRS”) regulations.  The new legislation and calculation use historical averages of long-term highly-rated corporate bonds (within ranges as defined in the legislation), which has resulted in the application of a higher discount rate to determine the projected benefit obligations for funding and current long-term interest rates.

In addition, the Pension Relief Act of 2010 (“PRA”) provided relief with respect to the funding requirements of the Plan.  Under the PRA, we elected an option that allows the required contributions related to our 2009 and 2011 plan years to be paid over 15 years.  As a result of these two legislative actions, we estimate that under IRS funding rules, the projected benefit obligation of our Plan exceed plan assets by approximately $153.0 million at the end of calendar year 2012. However, even with the relief provided by the two legislative rules discussed above, based on the current funding position of the Plan, we expect future contributions will be required.

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

Investing Activities

We used $3.4 million of cash in investing activities in the quarter ended March 31, 2013, which was primarily for the purchase of property plant and equipment.  We expect capital expenditures to be approximately $33 million in fiscal year 2013, including the capital expenditures related to the new Miami facilities.

Financing Activities

We used $155.4 million in financing activities in the quarter ended March 31, 2013.  During the period we repurchased $145.9 million of aggregate principal amount of bonds for $154.8 million in cash for the redemption of the 11.50% Notes and through privately negotiated repurchases of other series of notes.

Debt and Related Matters

Debt Repurchases

During the quarter ended March 31, 2013, we redeemed or repurchased a total of $145.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions, as follows:

(in thousands)	Face Value
11.50% senior secured notes due in 2017	$83,595
4.625% notes due in 2014	37,473
5.750% notes due in 2017	24,840
Total notes repurchased	$145,908

We redeemed and repurchased all of these notes at a price greater than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $12.8 million for the quarter ended March 31, 2013. During the quarter ended March 25, 2012, we repurchased $35.5 million aggregate principal amount of outstanding notes. We repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, resulting in a net gain on the extinguishment of debt of $4.4 million for the quarter ended March 25, 2012.

Credit Agreement

In connection with the issuance of the 9.00% Notes, discussed below, we entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012. The Credit Agreement provides for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and has a maturity date of December 18, 2017. Our obligations under the Credit Agreement are secured by a first-priority security interest in certain of our assets as described below. As of March 31, 2013, there were no outstanding draw downs and $33.6 million face amount of letters of credit were outstanding under the Credit Agreement.

Under the Credit Agreement, we may borrow at either the London Interbank Offered Rate plus a spread ranging from 275 basis points to 425 basis points, or at a base rate plus a spread ranging from 175 basis points to 325 basis points, in each case based upon our consolidated total leverage ratio. The Credit Agreement provides for a commitment fee payable on the unused revolving credit ranging from 50 basis points to 62.5 basis points, based upon our consolidated total leverage ratio.

Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Notes, in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In connection with the tender offer of the 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. In the quarter ended March 31, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of this debt of approximately $9.6 million.

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the assets of any of our subsidiaries, other than the subsidiary guarantors, are minor.

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any property, plant and equipment (“PP&E”), leasehold interests and improvements with respect to such PP&E which would be reflected on our consolidated balance sheet or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of March 31, 2013 and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 and a consolidated interest coverage ratio of at least 1.50 to 1.00.

At March 31, 2013, our consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.48 to 1.00, our consolidated leverage ratio (as defined in the Credit Agreement) was 4.41 to 1.00 and we were in compliance with all of our financial covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. If revenue declines beyond those currently anticipated in future periods, we expect we will continue to restructure operations and reduce debt to maintain compliance with our covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture). As of March 31, 2013, we estimated that we had approximately $306 million available under our restricted payments basket which could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors.

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

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K, other than those resulting from the changes in the principal and interest payments on outstanding debt as described in the Debt and Related Matters section above. As of March 31, 2013, future principal and interest payments on outstanding debt were as follows:

	Payments Due By Period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt principal	$1,565,681	$ —	$ 28,965	$261,298	$1,275,418
Interest on long-term debt	1,288,114	122,950	245,924	237,072	682,168
Total	$2,853,795	$122,950	$274,889	$498,370	$1,957,586

Off-Balance-Sheet Arrangements

As of March 31, 2013, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our 2012 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits, income taxes, and insurance.  There have been no material changes to our critical accounting policies described in our 2012 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our 2012 Annual Report on Form 10-K contains certain disclosures about our exposure to market risk for changes in discount rates on our qualified defined benefit pension plan obligations. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 6 to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in part 1, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

ITEM 6. EXHIBITS

Exhibits, filed as part of this Quarterly Report on Form 10-Q, are listed in the Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

May 10, 2013	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

May 10, 2013	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase
	**	Furnished, not filed