Form 10-K/A
period 2012-12-30
MCCLATCHY CO
filed 2013-06-21
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Based on the closing price of the registrant’s Class A Common Stock on the New York Stock Exchange on June 22, 2012 the last business day of the registrant’s second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $135.3 million. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding as of February 22, 2013:

Class A Common Stock	61,170,502

Class B Common Stock	24,800,962

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 14, 2013, are incorporated by reference in Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

We are filing this Amendement No. 1 on Form 10-K/A (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 30, 2012 (“Form 10-K”) that was originally filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013 (“Form 10-K”), to present circulation revenues associated with our “fee for service” contracts with distributors and carriers on a gross basis, as opposed to on a net basis as previously presented in the Form 10-K, and to correct an administrative error in the disclosure of the date associated with our first fiscal quarter in 2013.

Subsequent to the filing of our Form 10-K on March 6, 2013, we determined that circulation revenues associated with our “fee for service” contracts with distributors and carriers should be presented on a gross basis as opposed to on a net basis as previously presented, as we are established as the primary obligor through subscriber agreements.  The difference in presentation results in delivery costs associated with these contracts being reported as other operating expenses, rather than as a reduction in circulation revenues, in our consolidated statements of operations.  We believe this correction is not material to our previously issued financial statements for prior periods.  Accordingly, the classifications in the consolidated statements of operations for the years ended December 30, 2012, December 25, 2011, December 26, 2010, December 27, 2009 and December 28, 2008 and the respective fiscal quarters in the years ended December 30, 2012 and December 25, 2011 have been corrected in this Form 10-K/A, resulting in immaterial increases to circulation revenues and equivalent increases to other operating expenses.  There is no impact to the previously reported operating income, net income (loss) or net income (loss) per common share in any of the periods presented.

Additionally, our Form 10-K inadvertently referred to March 24, 2013 as the last day of our first fiscal quarter of 2013 within footnote 5, as well as within the Management’s Discussion and Analysis, when speaking to subsequent debt repurchases.  The correct date is March 31, 2013.

Except for the items noted herein, no other changes have been made to the Form 10-K.  This Form 10-K/A has not been updated for events occurring after the filing of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of the Form 10-K. The following items have been amended as a result of the restatement:

Part II, Item 6. Selected Financial Data

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplemental Data

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

PART II

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

(in thousands, except per share amounts)	December 30, 2012 (1)	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
REVENUES – NET:
Advertising	$914,738	$956,305	$1,049,964	$1,143,129	$1,568,766
Circulation (2)	342,201	344,549	358,492	363,922	337,068
Other	52,700	51,000	52,492	50,199	66,106
	1,309,639	1,351,854	1,460,948	1,557,250	1,971,940
OPERATING EXPENSES:
Other operating expenses (2)	998,228	1,026,211	1,088,661	1,215,849	1,607,827
Depreciation and amortization	125,275	121,528	133,404	142,889	142,948
Goodwill and masthead impairment	–	2,800	–	–	59,563
	1,123,503	1,150,539	1,222,065	1,358,738	1,810,338
OPERATING INCOME	186,136	201,315	238,883	198,512	161,602
NON-OPERATING (EXPENSE) INCOME:
Interest expense	(151,334)	(165,434)	(177,641)	(127,276)	(157,385)
Interest income	88	97	550	47	1,429
Equity income in unconsolidated companies, net	31,935	27,762	11,752	2,130	(14,021)
Gain (loss) on extinguishment of debt	(88,430)	(1,203)	(10,661)	44,117	21,026
Write-down of investments and land	–	–	(24,447)	(34,172)	(26,462)
Other – net	79	248	265	203	35,896
	(207,662)	(138,530)	(200,182)	(114,951)	(139,517)
Income from continuing operations before income tax provision (benefit)	(21,526)	62,785	38,701	83,561	22,085
Income tax provision (benefit)	(21,382)	8,396	5,601	26,800	19,278
NET INCOME FROM CONTINUING OPERATIONS	(144)	54,389	33,100	56,761	2,807
Income from discontinued operations, net of tax	–	–	3,083	(6,174)	(6,758)
NET INCOME (LOSS)	$(144)	$54,389	$36,183	$50,587	$(3,951)
Basic earnings per common share:
Income from continuing operations	$–	$0.64	$0.39	$0.68	$0.03
Discontinued operations, net of tax	–	–	0.04	(0.07)	(0.08)
Net income per basic common share	$–	$0.64	$0.43	$0.61	$(0.05)
Diluted earnings per common share:
Income from continuing operations	$–	$0.63	$0.39	$0.68	$0.03
Discontinued operations, net of tax	–	–	0.04	(0.07)	(0.08)
Net income per diluted common share	$–	$0.63	$0.43	$0.61	$(0.05)
Dividends per common share:	$–	$–	$–	$0.09	$0.54
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$3,005,131	$3,040,059	$3,146,859	$3,299,899	$3,522,206
Long-term debt	1,587,330	1,577,476	1,703,339	1,896,436	2,037,776
Financing obligations	279,325	272,795	–	–	–
Stockholders’ equity	42,501	175,187	215,752	166,686	52,429

(1)        Due to our fiscal calendar, the year ended on December 30, 2012 encompassed a 53-week period as compared to the other fiscal year ends identified in this table, which only have 52-week periods.

(2)        Certain amounts in circulation revenues and other operating expenses have been corrected as discussed in Note 1 to the consolidated financial statements as it relates to fiscal years 2012, 2011 and 2010. Fiscal years 2009 and 2008 have also been corrected to provide consistent presentation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Part I, Item 1 “Note About Forward-Looking Statements” and Item 1A “Risk Factors,” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company (the “Company,” “we,” “us” or “our”). MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 30, 2012, December 25, 2011 and December 26, 2010 included elsewhere in this Annual Report on Form 10-K.

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

Our fiscal year ends on the last Sunday in December. Due to our fiscal calendar, the year ended on December 30, 2012 (“fiscal year 2012”) encompassed a 53-week period. The year ended December 25, 2011 (“fiscal year 2011”) and the year ended December 26, 2010 (“fiscal year 2010”) both consist of 52-week periods.

Our primary sources of revenues are print and digital advertising, which accounted for 69.9% of our total revenues for fiscal year 2012 compared to 70.7% in fiscal year 2011. All categories (retail, national and classified) of advertising discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint advertising”) and/or advertising delivered digitally.

In fiscal year 2012, circulation revenues accounted for 26.1% of our total revenues compared to 25.5% in fiscal year 2011. Most of our newspapers are delivered by independent contractors.

For fiscal year 2012, revenues from other sources, including among other, commercial printing and distribution revenues, constituted 4.0% of our total revenues compared to 3.8% in fiscal year 2011.

See “Results of Operations” section below for a discussion of our revenue performance and contribution by category for the fiscal years 2012, 2011 and 2010.

Fiscal years 2012, 2011 and 2010 consolidated financial information has been updated within the MD&A to reflect the effects of the correction as more fully described in Note 1, “Significant Accounting Policies”, Circulation Delivery Contract Accounting Correction to the consolidated financial statements included in Item 8 of this Form 10-K/A (Amendment No. 1)

Recent Developments

Senior Secured Notes Refinanced

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”). We received approximately $889 million, net of financing costs, in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Senior Secured Notes, due in 2017 (“11.50% Notes”), in two separate transactions. On December 18, 2012, we repurchased

$762.4 million of the 11.50% Notes pursuant to a cash tender offer at a repurchase price of $1,103.40 for each $1,000 principal amount of 11.50% Notes tendered plus accrued and unpaid interest. In connection with the tender offer of the 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. By January 17, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and will record a loss on the extinguishment of debt of approximately $9.6 million during the quarter ended March 31, 2013. See Debt and Related Matters section in the “Liquidity and Capital Resources” section below for additional information.

Third Amended and Restated Credit Agreement

In connection with the 9.00% Notes offering, described above, we entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012. The Credit Agreement amends and restates in its entirety the Second Amended and Restated Credit Agreement dated June 22, 2012. The Credit Agreement provides for a $75 million revolving credit commitment, with a $50 million letter of credit subfacility, and has a maturity date of December 18, 2017. Our obligations under the Credit Agreement are secured by a first-priority security interest in certain of our assets. See Debt and Related Matters section in the “Liquidity and Capital Resources” section below for additional information.

Digital Subscriptions Packages

Beginning in September 2012, five of our newspapers introduced new subscription packages (“Plus Program”) for digital content that ended free, unlimited access to the newspapers’ websites and certain mobile content. We expanded this model to our other markets in November and December 2012. The Plus Program includes both a combined digital and print subscription and a digital-only subscription. Existing home delivery subscribers are given full access to the digital content and rolled into a bundled print and digital package for an additional fee when their subscription renews. Subscribers who do not wish to take the Plus Program may “opt out” of the package and will be charged for print circulation only. A metered paywall on each of the newspaper websites requires users (generally non-subscribers) to pay for content after accessing a limited number of pages or news articles for free each month.

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

Results of Operations

Fiscal Year 2012 Compared to Fiscal Year 2011

We had a net loss in fiscal year 2012 of $0.1 million, or $0.00 per diluted share, compared to net income of $54.4 million, or $0.63 per diluted share, in fiscal year 2011. The net loss primarily resulted from the recognition of a non-operating loss on extinguishment of debt related to the repurchases of $762.4 million of our 11.50% Notes pursuant to our cash tender offer in December 2012. See Debt and Related Matters section in the “Liquidity and Capital Resources” section below for additional information related to these tender offer repurchases.

Revenues

The following table summarizes our revenues by category, which compares fiscal year 2012 to fiscal year 2011:

	Years Ended
(in thousands)	December 30, 2012 (53 weeks)	December 25, 2011 (52 weeks)	$ Change	% Change
Advertising:
Retail	$474,031	$499,250	$(25,219)	(5.1)
National	70,477	76,296	(5,819)	(7.6)
Classified:
Auto	83,396	80,823	2,573	3.2
Real estate	36,386	44,703	(8,317)	(18.6)
Employment	46,954	51,933	(4,979)	(9.6)
Other	71,544	73,950	(2,406)	(3.3)
Total classified	238,280	251,409	(13,129)	(5.2)
Direct marketing and other	131,950	129,350	2,600	2.0
Total advertising	914,738	956,305	(41,567)	(4.3)
Circulation	342,201	344,549	(2,348)	(0.7)
Other	52,700	51,000	1,700	3.3
Total revenues	$1,309,639	$1,351,854	$(42,215)	(3.1)

During fiscal year 2012, total revenues decreased 3.1% compared to fiscal year 2011 as we continued to be impacted by the industry-wide declines in advertising revenues. The continued weak economy and a secular shift in advertising demand from print to digital products are the principal causes of the decline in total revenues. However, the 3.1% decrease in total revenues in fiscal year 2012 as compared to fiscal year 2011, is smaller than the 7.5% decrease in fiscal year 2011 as compared to fiscal year 2010. This is due to our efforts to grow revenues from our digital products to offset the expected declines in revenues from our print products, as well as the 53rd week in fiscal year 2012. We estimate that the 53rd week provided for an additional $16.5 million in advertising revenues, $5.2 million in circulation revenues and $23.0 million in total revenues.

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

Direct Marketing and Other:

Direct marketing and other advertising revenues increased $2.6 million during fiscal year 2012 compared to fiscal year 2011. The increase largely came as a result of growth in our “Sunday Select” product, a package of preprinted advertisements delivered to non-subscribers upon request, which grew 34.9% in fiscal year 2012 compared to fiscal year 2011.

Circulation Revenues

Circulation revenues decreased $2.3 million during fiscal year 2012 compared to fiscal year 2011. Overall, our circulation revenues were negatively affected by lower circulation volumes. Daily circulation declined 5.6% in fiscal year 2012 compared to fiscal year 2011. In fiscal year 2011, daily circulation volumes had declined 4.3%. However, the decrease in circulation revenues from lower volumes was partially offset by selective price increases, the digital revenues from the new digital subscription packages (as discussed above in the “Recent Developments” section above) and the revenues received in the 53rd week of fiscal year 2012. As expected, circulation volumes continue to remain lower as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. While we expect circulation volumes to continue to decline slightly in the year ended December 29, 2013 (“fiscal year 2013”), we expect our new Plus Program to increase circulation revenues in fiscal year 2013. We continue to look for new opportunities to reduce our declines in circulation volumes and increase our circulation revenues.

Our digital traffic continues to grow with daily average local unique visitors to our newspaper websites up 2.6% in fiscal year 2012 compared to fiscal year 2011.

Operating Expenses

During fiscal year 2012, total operating expenses decreased 2.3% compared to fiscal year 2011, reflecting our continued effort to reduce costs through streamlining processes to gain efficiencies, as well as headcount reductions. As discussed above, our operating expenses for fiscal year 2012 also include a 53rd week, which results in higher expenses during the period than the comparable period in fiscal year 2011. Operating expenses in all periods presented include restructuring-related severance as we continue to restructure our operations. Fiscal year 2012 also includes accelerated depreciation on equipment and moving expenses primarily related to the relocation of our Miami newspaper operations. During fiscal year 2011, we incurred charges related to real property in California and Texas that were sold for less than the carrying value as we continued to restructure our operations, which increased our operating expenses in that period.

The following table summarizes our operating expenses, which compares fiscal year 2012 to fiscal year 2011:

	Years Ended
(in thousands)	December 30, 2012 (53 weeks)	December 25, 2011 (52 weeks)	$ Change	% Change
Compensation expenses	$443,401	$457,707	$(14,306)	(3.1)
Newsprint, supplements and printing expenses	140,932	145,874	(4,942)	(3.4)
Depreciation and amortization expenses	125,275	121,528	3,747	3.1
Other operating expenses	413,895	425,430	(11,535)	(2.7)
	$1,123,503	$1,150,539	$(27,036)	(2.3)
Restructuring charges and other items	$18,287	$30,444	$(12,157)	(39.9)
Compensation-related restructuring charges	$4,651	$13,853	$(9,202)	(66.4)

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

Other operating costs decreased $11.5 million in fiscal year 2012 compared to fiscal year 2011. The decrease in other operating costs during fiscal year 2012, compared to fiscal year 2011, was due to company-wide efforts to reduce costs, including property taxes, insurance, marketing, delivery costs and professional services. However, the decrease was partially offset by increased costs in fiscal year 2012 related to the 53rd week and during fiscal year 2011 we incurred charges of $10.6 million primarily resulting from real property in California and Texas that was sold.

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

Revenues

Revenues in fiscal year 2011 were $1.4 billion, down 7.5% from revenues of $1.5 billion in fiscal year 2010. Advertising revenues were $1.0 billion in fiscal year 2011, down 8.9% from fiscal year 2010, and circulation revenues were $344.5 million in fiscal year 2011, down 3.9% from fiscal year 2010.

The following table summarizes our revenues by category, which compares fiscal year 2011 with fiscal year 2010:

	Years Ended
(in thousands)	December 25, 2011	December 26, 2010	$ Change	% Change
Advertising:
Retail	$499,250	$550,993	$(51,743)	(9.4)
National	76,296	97,068	(20,772)	(21.4)
Classified:
Auto	80,823	83,221	(2,398)	(2.9)
Real estate	44,703	55,468	(10,765)	(19.4)
Employment	51,933	56,032	(4,099)	(7.3)
Other	73,950	85,101	(11,151)	(13.1)
Total classified	251,409	279,822	(28,413)	(10.2)
Direct marketing and other	129,350	122,081	7,269	6.0
Total advertising	956,305	1,049,964	(93,659)	(8.9)
Circulation	344,549	358,492	(13,943)	(3.9)
Other	51,000	52,492	(1,492)	(2.8)
Total revenues	$1,351,854	$1,460,948	$(109,904)	(7.5)

Advertising Revenues

Advertising revenues were the largest component of our revenue, accounting for 70.7% and 71.9% of total revenues in fiscal year 2011 and 2010, respectively.

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

Direct Marketing and Other:

Direct marketing advertising grew $7.5 million, or 6.2%, in fiscal year 2011 from fiscal year 2010 largely reflecting growing popularity of our “Sunday Select” product and other direct marketing products. Sunday Select is a package of preprints delivered to non-newspaper subscribers upon request.

Circulation Revenues

In fiscal year 2011, circulation revenues decreased $13.9 million, or 3.9% from fiscal year 2010, primarily reflecting lower volumes. Average paid daily circulation declined 4.3% while Sunday grew 0.2% in fiscal year 2011. Circulation volume trends improved during 2011 as our newspapers cycled the circulation initiatives taken in 2009 and, to a lesser degree, in 2010 to both cut expenses and increase prices.

Operating Expenses

Operating expenses in fiscal year 2011 and fiscal year 2010 include severance-related restructuring charges and accelerated depreciation on equipment related to the outsourcing of printing at various newspapers. Operating expenses in fiscal year 2011 also included impairments related to mastheads and certain property, and costs of moving certain operations.

The following table summarizes our operating expenses, which compares fiscal year 2011 to the same period in fiscal year 2010:

	Years Ended
(in thousands)	December 25, 2011	December 26, 2010	$ Change	% Change
Compensation expenses	$457,707	$519,179	$(61,472)	(11.8)
Newsprint, supplements and printing expenses	145,874	136,642	9,232	6.8
Depreciation and amortization expenses	121,528	133,404	(11,876)	(8.9)
Other operating expenses	425,430	432,840	(7,410)	(1.7)
	$1,150,539	$1,222,065	$(71,526)	(5.9)
Restructuring charges and other items	$30,444	$15,863	$14,581	91.9
Compensation-related restructuring charges	$13,853	$9,853	$4,000	40.6

Operating expenses in fiscal year 2011 decreased $71.5 million, or 5.9%, from fiscal year 2010 as we continued to reduce costs to mitigate the impact of revenue declines. Operating expenses in fiscal year 2011 included $13.9 million in severance related to our continued restructuring program, $1.2 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers, $14.5 million in impairment charges and $0.9 million in costs of moving certain operations. Operating expenses in fiscal year 2010 included $9.9 million in severance related to our restructuring plans and $6.0 million of accelerated depreciation on equipment related to the outsourcing of printing at various newspapers.

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

Other operating expenses in 2011 included a total of $15.4 million of impairment charges and moving costs included in restructuring and impairment charges discussed above. The reduction in other operating expenses in fiscal year 2011 primarily reflects our Company-wide efforts to reduce costs, including, among others, reductions in energy-related expenses, delivery costs and professional services.

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

We expect that most of our cash generated from operations in the foreseeable future will be used to repay debt, fund our capital expenditures and make required contributions to our qualified defined benefit pension plan (“Plan”). We estimate that purchases of property, plant and equipment (“PP&E”) in fiscal year 2013 will be approximately $33 million with approximately $12 million of the amount going towards final costs of the new Miami production facility. As discussed above and in Note 4, following the redemptions and purchases of notes in January and February 2013, we had $1.6 billion remaining in outstanding indebtedness, consisting of $910 million aggregate principal amount of secured 9.00% Notes and $669.5 million aggregate principal amount of unsecured publicly-traded notes maturing in 2014, 2017, 2027, and 2029. We expect that we will need to refinance a significant portion of this debt prior to its scheduled maturity. In addition, we expect to use our cash from operations from time to time to opportunistically repurchase our outstanding debt prior to its scheduled maturity and/or reduce our debt through debt exchanges or similar transactions. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

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

On June 22, 2012, we entered into a Second Amended and Restated Credit Agreement (“Previous Agreement”) to amend and replace our Amended and Restated Credit Agreement from January 26, 2010. The Previous Agreement terms, among other things, (i) reduced the size of the revolving loan facility from $125.0 million to $36.1 million to cover our issuances of standby letters of credit and (ii) extended the maturity of the Previous Agreement to January 31, 2015. The new committed amount was only available for the issuance of standby letters of credit.

Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Notes, in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer at a repurchase price of $1,103.40 for each $1,000 principal amount of 11.50% Notes tendered plus accrued and unpaid interest. In connection with the tender offer of the 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. By January 17, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and will record a loss on the extinguishment of debt of approximately $9.6 million during the quarter ended March 31, 2013.

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

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement, (collectively, “senior secured debt”). We own 100% of each of the guarantor subsidiaries. Following the sale of land in Miami (see Note 3) on May 27, 2011, we have no significant independent assets or operations separate from the subsidiaries that guarantee our senior secured debt. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and any of our subsidiaries, other than the subsidiary guarantors, are minor.

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

Contractual Obligations:

As of the end of fiscal year 2012, our contractual obligations were as follows:

	Payments Due By Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt principal (a)	$1,711,589	$83,595	$66,438	$286,138	$1,275,418
Interest on long-term debt	1,327,622	131,484	253,142	250,069	692,927
Pension obligations (b)	714,341	15,830	48,188	88,483	561,840
Post-retirement obligations (b)	15,932	1,859	3,213	2,767	8,093
Workers’ compensation obligations (c)	19,769	4,827	5,855	3,370	5,717
Other long-term obligations (d)	20,242	3,944	8,270	3,729	4,299
Financing obligations (e)	46,343	4,121	8,243	8,243	25,736
Other obligations:
Purchase obligations (f)	139,214	39,250	33,885	29,319	36,760
Operating leases (g)	80,415	12,276	19,689	14,381	34,069
Total (h)	$4,075,467	$297,186	$446,923	$686,499	$2,644,859

(a)

Includes $83.6 million of our 11.50% Notes with a maturity date due in 2017. However, we redeemed these 11.50% Notes in January 2013 (see Note 5) and therefore have included them in the “Less than 1 Year” column.

(b)	Retirement obligations do not take into account the tax-deductibility of the payments. The timing of the payments of these obligations reflects actuarial estimates we believe to be reasonable.

(c)	Future expected workers’ compensation payments are based on undiscounted ultimate losses and are shown net of estimated recoveries.

(d)	Primarily deferred compensation, future lease obligations and indemnification obligation reserves related to disposed newspapers.

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

Goodwill and Intangible Impairment:

We test goodwill for impairment annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators of impairment may include, but are not limited to, changes in business climate such as an economic downturn, significant operating cash flow declines related to our newspapers or a major change in the assessment of future operations of our newspapers, or a sustained decline in our stock price below the per-share book value of stockholders’ equity. We conducted our annual impairment testing as of December 30, 2012, December 25, 2011, and December 26, 2010.

Summary of Approach and Analysis of Impairments

The required two-step approach to test for impairment requires the use of accounting judgments and estimates of future operating results. Because accounting standards require that impairment testing be done at a reporting unit level, we perform this testing on our operating segments (which are considered reporting units). An impairment charge generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. We estimated fair value of the reporting units using a combination of a discounted cash flow (“DCF”) model and market based approaches. The assumptions used in estimating fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, and relevant comparable company valuation multiples for the market based approach. Such assumptions are subject to change as a result of changing economic and competitive conditions. The market based approach used in the valuation effort includes guideline public company method. The various valuation methods are weighted to reach a fair value conclusion for our operating reporting units. Assumptions used in the DCF model including the following:

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

Current standards of accounting for defined benefit pension plans and post-retirement benefit plans requires recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) the funded status of a post-retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. At December 30, 2012, net retirement obligations in excess of the retirement plans’ assets were $714.3 million. This amount included $126.4 million for non-qualified plans that do not have assets and $587.9 for our qualified plan. At December 25, 2011, net retirement obligations in excess of retirement plans’ assets were $530.6 million. This amount included $108.1 million for non-qualified plans that do not have assets and $422.5 million for our qualified plan.

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

Insurance:

We are insured for workers’ compensation using both self-insurance and large deductible programs. We rely on claims experience in determining an adequate provision for insurance claims.

We used a discount rate of 1.1% to calculate workers’ compensation reserves as of December 30, 2012. A decrease of 25 basis points in the discount rate would have had an immaterial effect on total workers’ compensation reserves. A 10% increase in the claims would have increased the total workers’ compensation reserves, net of estimated recoveries, by approximately $2.0 million.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Summary of Significant Accounting Policies”.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheets of The McClatchy Company and subsidiaries (the “Company”) as of December 30, 2012 and December 25, 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2012. We also have audited the Company’s internal control over financial reporting as of December 30, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

/S/ DELOITTE & TOUCHE LLP

Sacramento, California

March 5, 2013 (June 21, 2013, as to the effects of the correction discussed in Note 1. Significant Accounting Policies, Circulation Delivery Contract Accounting Correction)

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended
	December 30, 2012 (53 weeks)	December 25, 2011 (52 weeks)	December 26, 2010 (52 weeks)
REVENUES – NET:
Advertising	$914,738	$956,305	$1,049,964
Circulation	342,201	344,549	358,492
Other	52,700	51,000	52,492
	1,309,639	1,351,854	1,460,948
OPERATING EXPENSES:
Compensation	443,401	457,707	519,179
Newsprint, supplements and printing expenses	140,932	145,874	136,642
Depreciation and amortization	125,275	121,528	133,404
Other operating expenses	413,895	425,430	432,840
	1,123,503	1,150,539	1,222,065
OPERATING INCOME	186,136	201,315	238,883
NON-OPERATING (EXPENSE) INCOME:
Interest expense	(151,334)	(165,434)	(177,641)
Interest income	88	97	550
Equity income in unconsolidated companies, net	31,935	27,762	11,752
Loss on extinguishment of debt, net	(88,430)	(1,203)	(10,661)
Write-down of investments and land	–	–	(24,447)
Other – net	79	248	265
	(207,662)	(138,530)	(200,182)
Income (loss) from continuing operations before income tax provision (benefit)	(21,526)	62,785	38,701
Income tax provision (benefit)	(21,382)	8,396	5,601
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(144)	54,389	33,100
Income from discontinued operations, net of tax	–	–	3,083
NET INCOME (LOSS)	$(144)	$54,389	$36,183
Basic earnings per common share:
Income (loss) from continuing operations	$–	$0.64	$0.39
Discontinued operations, net of tax	–	–	0.04
Net income (loss) per basic common share	$–	$0.64	$0.43
Diluted earnings per common share:
Income (loss) from continuing operations	$–	$0.63	$0.39
Discontinued operations, net of tax	–	–	0.04
Net income (loss) per diluted common share	$–	$0.63	$0.43
Weighted average number of common shares used to calculate basic and diluted earnings per share:
Basic	85,744	85,211	84,760
Diluted	85,744	86,044	85,539

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
LIABILITIES AND STOCKHOLDERS’ EQUITY
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

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

	Common Stock				Accumulated
	Class A $.01 par value	Class B $.01 par value	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 27, 2009	$597	$248	$2,207,122	$(1,786,604)	$(254,524)	$(153)	$166,686
Net income	–	–	–	36,183	–	–	36,183
Other comprehensive income	–	–	–	–	7,463	–	7,463
Issuance of 573,347 Class A shares under stock plans	6	–	1,161	–	–	–	1,167
Stock compensation expense	–	–	4,626	–	–	–	4,626
Purchase of 78,143 shares of treasury stock	–	–	–	–	–	(379)	(379)
Tax impact from stock plans	–	–	6	–	–	–	6
Balance at December 26, 2010	603	248	2,212,915	(1,750,421)	(247,061)	(532)	215,752
Net income	–	–	–	54,389	–	–	54,389
Other comprehensive loss	–	–	–	–	(100,593)	–	(100,593)
Issuance of 587,118 Class A shares under stock plans	6	–	973	–	–	–	979
Stock compensation expense	–	–	5,174	–	–	–	5,174
Purchase of 144,125 shares of treasury stock	–	–	–	–	–	(613)	(613)
Tax impact from stock plans	–	–	99	–	–	–	99
Balance at December 25, 2011	609	248	2,219,161	(1,696,032)	(347,654)	(1,145)	175,187
Net loss	–	–	–	(144)	–	–	(144)
Other comprehensive loss	–	–	–	–	(133,662)	–	(133,662)
Issuance of 942,250 Class A shares under stock plans	9	–	38	–	–	–	47
Stock compensation expense	–	–	3,523	–	–	–	3,523
Purchase of 454,860 shares of treasury stock	–	–	–	–	–	(1,171)	(1,171)
Retirement of 708,996 shares of treasury stock	(7)	–	(2,280)	–	–	2,287	–
Tax impact from stock plans	–	–	(1,279)	–	–	–	(1,279)
Balance at December 30, 2012	$611	$248	$2,219,163	$(1,696,176)	$(481,316)	$(29)	$42,501

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

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job website, CareerBuilder.com; 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; and 11.4% of Wanderful Media (formerly ShopCo, LLC), owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

Our fiscal year ends on the last Sunday in December. Due to our fiscal calendar, the year ended on December 30, 2012 (“fiscal year 2012”) encompassed a 53-week period. The year ended December 25, 2011 (“fiscal year 2011”) and the year ended December 26, 2010 (“fiscal year 2010”) both consist of 52-week periods.

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

Circulation Delivery Contract Accounting Correction

Subsequent to the filing of our Annual Report on Form 10-K on March 6, 2013, we determined that circulation revenues associated with our “fee for service” contracts with distributors and carriers should be presented on a gross basis, as opposed to on a net basis as we are established as the primary obligor through subscriber agreements.  The difference in presentation results in delivery costs associated with these contracts being reported as other operating expenses, rather than as a reduction in circulation revenues, in our consolidated statements of operations.  We believe this correction is not material to our previously issued financial statements for prior periods.  Accordingly, the classifications in the consolidated statements of operations for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 have been corrected in these consolidated financial statements, resulting in increases to circulation revenues and equivalent increases to other operating expenses of $78.9 million, $82.2 million and $85.7 million, respectively.  There is no impact to the previously reported operating income, net income (loss) or net income (loss) per common share in any of the periods presented.

Discontinued operations

We divested of 13 newspapers from 2006 through 2007. The sales contracts for several of the disposed newspapers include indemnification obligations. Expenses and credits related to disposed newspaper operations have been recorded as discontinued operations (see Note 8). There were no discontinued operations in fiscal years 2012 or 2011.

Revenue recognition

We recognize revenues from advertising placed in a newspaper, a website and/or a mobile service over the advertising contract period or as services are delivered, as appropriate, and recognize circulation revenues as newspapers are delivered over the applicable subscription term. Circulation revenues are recorded net of direct delivery costs for contracts that are not on a “fee for service” arrangement.  Circulation revenues on our “fee for service” contracts is recorded on a gross basis and associated delivery costs are recorded as other operating expenses.

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

Property, plant and equipment

Property, plant and equipment (“PP&E”) are recorded at cost. Additions and substantial improvements, as well as interest expense incurred during construction, are capitalized. Capitalized interest was not material in fiscal year 2012, 2011 or 2010. Expenditures for maintenance and repairs are charged to expense as incurred. When PP&E is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

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

Accumulated Comprehensive income (loss)

We record changes in our net assets from non-owner sources in our Consolidated Statements of Stockholders’ Equity. Such changes relate primarily to valuing our pension liabilities, net of tax effects.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. We will adopt this standards update and revise our disclosure, as required, beginning with the first quarter of fiscal year 2013.

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

We purchased some of our newsprint supply from Ponderay Newsprint Company (“Ponderay”) during fiscal years 2012, 2011 and 2010.

Our investment in The Seattle Times Company (“STC”) is zero as a result of accumulative losses in previous years exceeding our carrying value. No future income or losses from STC will be recorded until our carrying value on our balance sheet is restored through future earnings by STC.

We also incurred expenses related to the purchase of products and services provided by these companies, for the uploading and hosting of online advertising on behalf of our newspapers’ advertisers.

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

5.  LONG-TERM DEBT

All of our long-term debt is in fixed rate obligations. As of December 30, 2012 and December 25, 2011, our outstanding long-term debt consisted of senior secured notes and unsecured notes. If applicable, they are stated net of unamortized discounts totaling $41.2 million and $57.0 million as of December 30, 2012 and December 25, 2011, respectfully. The unamortized discounts resulted from recording assumed liabilities at fair value during a 2006 acquisition or from the issuance of the 11.50% Senior Secured Notes due in 2017 (“11.50% Notes”) at an original issue discount.

The face values of the notes, as well as the carrying values are as follows:

	Face Value at	Carrying Value
(in thousands)	December 30, 2012	December 30, 2012	December 25, 2011
Notes:
9.00% senior secured notes due in 2022	$910,000	$910,000	$–
11.50% senior secured notes due in 2017	83,595	83,016	843,652
4.625% notes due in 2014	66,438	64,326	77,406
5.750% notes due in 2017	286,138	273,559	318,624
7.150% debentures due in 2027	89,188	83,291	82,891
6.875% debentures due in 2029	276,230	256,154	254,903
Long-term debt	$1,711,589	$1,670,346	$1,577,476
Less current portion		83,016	–
Total long-term debt, net of current		$1,587,330	$1,577,476

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

Credit Agreement

In connection with the issuance of the 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”), discussed below, we entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012. The Credit Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement dated June 22, 2012. The Credit Agreement provides for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and has a maturity date of December 18, 2017. Our obligations under the Credit Agreement are secured by a first-priority security interest in certain of our assets. As of December 30, 2012, there were no draws and $36.1 million face amount of letters of credit outstanding under the Credit Agreement. In February 2013, we purchased $48.5 million aggregate principal amount of our outstanding debt, in the open market, which consisted of $37.5 million aggregate principal amount of our 4.625% notes due in 2014 and $11.0 million aggregate principal amount of our 5.750% notes due in 2017.

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

On June 22, 2012, we entered into a Second Amended and Restated Credit Agreement (“Previous Agreement”) to amend and replace our Amended and Restated Credit Agreement from January 26, 2010. The Previous Agreement terms, among other things, (i) reduced the size of the revolving loan facility from $125.0 million to $36.1 million to cover our issuances of standby letters of credit and (ii) extended the maturity of the Previous Agreement to January 31, 2015. The new committed amount was only available for the issuance of standby letters of credit.

Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Notes, in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer at a repurchase price of $1,103.40 for each $1,000 principal amount of 11.50% Notes tendered plus accrued and unpaid interest. In connection with the tender offer of the 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. By January 17, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and will record a loss on the extinguishment of debt of approximately $9.6 million during the quarter ended March 31, 2013.

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

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement, (collectively, “senior secured debt”). We own 100% of each of the guarantor subsidiaries. Following the sale of land in Miami (see Note 3) on May 27, 2011, we have no significant independent assets or operations separate from the subsidiaries that guarantee our senior secured debt. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and any of our subsidiaries, other than the subsidiary guarantors, are minor.

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

(1)             As of December 30, 2012, we had committed to redeem our 11.50% Notes with a maturity date in 2017 in January 2013 (as discussed above). Therefore, we have included them in the “2013” column.

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

The following tables provide reconciliations of the pension and post-retirement benefit plans’ benefit obligations, fair value of assets and funded status as of December 30, 2012, and December 25, 2011:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,763,859	$1,634,124	$27,474	$30,585
Service cost	5,540	5,600	–	–
Interest cost	91,898	92,961	946	1,358
Plan participants’ contributions	–	–	817	1,044
Actuarial (gain)/loss	305,952	120,283	(2,400)	(1,796)
Gross benefits paid	(89,213)	(83,660)	(3,285)	(3,717)
Plan amendment	–	–	(7,620)	–
Administrative expenses	(4,818)	(5,449)	–	–
Benefit obligation, end of year	$2,073,218	$1,763,859	$15,932	$27,474

	Pension Benefits		Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Change in Plan Assets
Fair value of plan assets, beginning of year	$1,233,305	$1,051,410	$–	$–
Actual return on plan assets	171,481	50,778	–	–
Employer contribution	48,122	220,227	2,468	2,673
Plan participants’ contributions	–	–	817	1,044
Gross benefits paid	(89,213)	(83,660)	(3,285)	(3,717)
Administrative expenses	(4,818)	(5,449)	–	–
Fair value of plan assets, end of year	$1,358,877	$1,233,306	$–	$–

	Pension Benefits		Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Funded Status
Fair value of plan assets	$1,358,877	$1,233,306	$–	$–
Benefit obligations	(2,073,218)	(1,763,859)	(15,932)	(27,474)
Funded status and amount recognized, end of year	$(714,341)	$(530,553)	$(15,932)	$(27,474)

Amounts recognized in the consolidated balance sheets at December 30, 2012 and December 25, 2011 consists of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Current liability	$(15,830)	$(37,462)	$(1,859)	$(3,897)
Noncurrent liability	(698,511)	(493,091)	(14,073)	(23,577)
	$(714,341)	$(530,553)	$(15,932)	$(27,474)

Amounts recognized in accumulated other comprehensive income for the years ended December 30, 2012 and December 25, 2011 consist of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Net actuarial loss/(gain)	$815,385	$585,839	$(11,380)	$(9,634)
Prior service cost/(credit)	26	41	(14,952)	(8,618)
	$815,411	$585,880	$(26,332)	$(18,252)

The elements of retirement and post-retirement costs for continuing operations are as follows:

	Years Ended
(in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Pension plans:
Service Cost	$5,540	$5,600	$5,885
Interest Cost	91,898	92,961	93,796
Expected return on plan assets	(107,760)	(104,251)	(96,151)
Prior service cost amortization	14	14	14
Actuarial loss	12,687	6,726	2,229
Net pension expense	2,379	1,050	5,773
Net post-retirement benefit (credit) expense	(995)	(234)	(205)
Deferred compensation plan expense (credit)	–	(71)	10,790
Net retirement expenses	$1,384	$745	$16,358

Our discount rate was determined by matching a portfolio of long-term, non-callable, high quality bonds to the plans’ projected cash flows.

Weighted average assumptions used for valuing benefit obligations were:

	Pension Benefit Obligations		Post-retirement Obligations
	2012	2011	2012	2011
Discount rate	4.17%	5.32%	3.39%	4.26%

Weighted average assumptions used in calculating expense:

	Pension Benefit Expense			Post-retirement Expense
	December 30, 2012	December 25, 2011	December 26, 2010	December 30, 2012	December 25, 2011	December 26, 2010
Expected long-term return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Discount rate	5.31%	5.90%	6.05%	4.26%/3.31% (1)	4.84%	5.09%

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

Our assumed long-term return on assets was developed using a weighted average return based upon the Plan’s portfolio of assets and expected returns for each asset class, taking into account projected inflation, interest rates and market returns. The assumed return was also reviewed in light of historical and recent returns in total and by asset class.

As of December 30, 2012 and December 25, 2012, the target allocations for the plan assets were 60% equity securities, 28% debt securities, 7% real estate securities and 5% commodities.

The table below summarizes the plan’s financial instruments for fiscal year 2012 that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above:

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
				$1,358,877

The table below summarizes changes in the fair value of the plan’s Level 3 investment assets held for the year ended December 30, 2012:

(in thousands)	Real Estate	Private Equity	Total
Beginning Balance, December 25, 2011	$50,530	$8,899	$59,429
Purchases, issuances, sales, settlements	–	–	–
Realized gains	3,747	27	3,774
Transfer in or out of level 3	(3,747)	(3,820)	(7,567)
Unrealized gains	1,049	1,302	2,351
Ending Balance, December 30, 2012	$51,579	$6,408	$57,987

The table below summarizes the plan’s financial instruments for fiscal year 2011 that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above:

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
				$1,233,306

The table below summarizes changes in the fair value of the plan’s Level 3 investment assets held for the year ended December 25, 2011:

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

401(k) Plan

We provide or subsidize certain life insurance benefits for employees. In addition we have separate deferred compensation plans (“401(k) plan”) for employees, which enable qualified employees to voluntarily defer compensation. On March 31, 2009, we temporarily suspended our matching contribution to the 401(k) plan. The 401(k) plan, as amended, includes a Company match (once reinstated) and a supplemental contribution that is tied to our performance (as defined in the plan).

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

9.  COMMITMENTS AND CONTINGENCIES

As of December 30, 2012, we had purchase obligations primarily related to printing outsource agreements and capital expenditures for property, plant and equipment expiring at various dates through 2028, totaling $139.2 million. The following table summarizes our purchase obligations as of December 30, 2012 and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods:

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

Minimum rental commitments under operating leases with non-cancelable terms in excess of one year and sublease income from leased space are:

(in thousands)	Lease	Sublease
Year	Obligation	Income	Net Amount
2013	$12,276	$(2,968)	$9,308
2014	10,798	(1,899)	8,899
2015	8,891	(1,412)	7,479
2016	7,419	(733)	6,686
2017	6,962	(310)	6,652
Thereafter	34,069	(441)	33,628
Total	$80,415	$(7,763)	$72,652

Self-Insurance

We retain the risk for workers’ compensation resulting from uninsured deductibles per accident or occurrence that are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. For the year ended December 30, 2012, we compiled our historical data pertaining to the self-insurance experiences and actuarially developed the ultimate loss associated with our self-insurance programs for workers’ compensation liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs.

The undiscounted ultimate losses of all our self-insurance reserve related to our workers’ compensation liabilities, net of insurance recoveries at December 30, 2012 and December 25, 2011, were $19.8 million and $20.5 million, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses, net of estimated insurance recoveries of approximately $9.1 million, to be as follows:

Year	Net Amount (in thousands)
2013	$4,827
2014	3,377
2015	2,478
2016	1,889
2017	1,481
Thereafter	5,717
Total	$19,769

We discount the net amount above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended December 30, 2012 and December 25, 2011, the discount rate used was 1.1% and 1.4%, respectively. The present value of all self-insurance reserves, net of estimated insurance recoveries, for our workers’ compensation liability recorded at December 30, 2012 and December 25, 2011, was $19.8 million and $20.4 million, respectively.

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

The holders of shares of Class B Common Stock are parties to an agreement, the intent of which is to preserve control of the Company by the McClatchy family. Under the terms of the agreement, the Class B shareholders have agreed to restrict the transfer of any shares of Class B Common Stock to one or more “Permitted Transferees,” subject to certain exceptions. A “Permitted Transferee” is any of our current holders of shares of Class B Common Stock; any lineal descendant of Charles K. McClatchy (1858 to 1936); or a trust for the exclusive benefit of, or in which all of the remainder beneficial interests are owned by, one or more lineal descendants of Charles K. McClatchy.

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

We have two stock option plans which reserved Class A Common shares for issuance to key employees – the 1994 and 1997 plans (“Employee Plans”). Terms of each of the Employee Plans are substantially the same. Options are granted at the market price of the Class A Common Stock on the date of grant. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit us, at our sole discretion, to settle unexercised options by granting stock appreciation rights, we do not intend to avail ourselves of this alternative for option grants made under these plans. Both of these plans (which had 122,500 outstanding grants at December 30, 2012) have expired and have been replaced by the 2004 stock incentive plan.

Our amended and restated stock option plan for outside directors (the “2001 Director Plan”) provided for the issuance of shares of Class A Common Stock. Generally, under this plan each non-employee director was granted, at the conclusion of each regular annual meeting of stockholders, an option to purchase shares of Class A Common Stock at fair market value on the date of the grant. Terms of the 2001 Director Plan are similar to the terms of the Employee Plans. This plan (which had 21,000 outstanding grants at December 30, 2012) expired and was replaced by the 2004 stock incentive plan (see the discussion below).

We have a stock incentive plan (the “2004 Plan”) that reserves 9,000,000 Class A Common shares for issuance to key employees and outside directors. Terms of the 2004 Plan are similar to the Employee Plans and 2001 Director Plan, except that the 2004 Plan permits the following type of incentive awards in addition to common stock, stock options and stock appreciation rights (“SARs”): restricted stock, unrestricted stock, stock units and dividend equivalent rights.

We award stock-settled SARs in lieu of stock options. The SARs were granted at fair market value, have a 10-year term and generally vest in four equal annual installments beginning on March 1 following the year for which the award was made.

In May 2012 the shareholders approved The McClatchy Company 2012 Omnibus Incentive Plan (“2012 Plan”). The 2012 Plan generally provides for granting of stock options or SARs only at an exercise price at least equal to fair market value on the grant date; a 10-year maximum term for stock options and SARs; no repricing of stock options or SARs without prior shareholder approval; and no reload or “evergreen” share replenishment features.

Prior to fiscal year 2012, we also had an Amended Employee Stock Purchase Plan (the “Purchase Plan”), which reserved 4,625,000 shares of Class A Common Stock for issuance to employees. Eligible employees were able to purchase shares at 85% of “fair market value” (as defined by the Purchase Plan) through payroll deductions. In the third quarter of fiscal year 2011, we issued shares from our Purchase Plan that exhausted substantially all of the shares reserved under the plan for issuance and we suspended the plan at that time.

Stock Plans Activity

In fiscal year 2012, we granted 15,000 shares of Class A Common Stock to each non-employee director, resulting in the issuance of 150,000 shares from the 2012 Plan. In fiscal year 2011, we granted 15,000 shares of Class A Common Stock to each non-employee director, resulting in the issuance of 150,000 shares from the 2004 Plan.

We granted restricted stock units (“RSUs”) at fair market value on the date of grant to certain key employees from the 2004 Plan and 2012 Plan as summarized below. The RSUs generally vest two to three years after grant date but terms of each grant is at the discretion of the compensation committee of the board of directors.

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

Outstanding options and SARs are summarized as follows:

	Options/ ŚARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 26, 2009	7,039,850	$26.79	$3,086
Granted	10,000	$4.96
Exercised	(119,250)	$1.70	$388
Forfeited	(44,250)	$7.07
Expired	(254,150)	$40.53
Outstanding December 26, 2010	6,632,200	$26.82	$6,060
Granted	1,078,500	$4.08
Exercised	(152,750)	$1.73	$382
Forfeited	(132,250)	$3.99
Expired	(702,450)	$47.86
Outstanding December 25, 2011	6,723,250	$22.01	$874
Granted	1,017,500	$2.76
Exercised	(27,250)	$1.70	$33
Forfeited	(1,217,750)	$54.52
Expired	(301,250)	$48.33
Outstanding December 30, 2012	6,194,500	$11.45	$1,846
Vested and Expected to Vest December 30, 2012	5,970,603	$11.74	$1,810
Options exercisable:
December 26, 2010	3,572,450		$869
December 25, 2011	4,082,500		$397
December 30, 2012	3,826,250		$1,335

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

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Our business is somewhat seasonal with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the holiday seasons. The first and third quarters are historically the slowest quarters for revenues and profits. Our quarterly results are summarized as follows:

	Quarters Ended
(in thousands, except per share amounts)	March 25, 2012	June 24, 2012	September 23, 2012	December 30, 2012
Net Revenues (1)	$306,689	$320,126	$306,332	$376,492
Operating income	$27,975	$42,935	$32,479	$82,747
Net income (loss)	$(2,087)	$26,865	$5,093	$(30,015)
Net income (loss) per share	$(0.02)	$0.31	$0.06	$(0.35)

	Quarters Ended
(in thousands, except per share amounts)	March 27, 2011	June 26, 2011	September 25, 2011	December 25, 2011
Net Revenues (1)	$322,734	$336,734	$320,527	$371,860
Operating income	$20,455	$45,133	$45,443	$90,284
Net income (loss)	$(1,962)	$4,947	$9,399	$42,005
Net income (loss) per share	$(0.02)	$0.06	$0.11	$0.49

(1)       Certain amounts in circulation revenues have been corrected as discussed in Note 1 to the Consolidated Financial Statements.

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

•                  In the quarter ended June 26, 2011, we incurred severance charges totaling $7.6 million related to restructuring of newspaper operations.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)&(c)	Financial Statements and Financial Statement Schedules filed as a part of this Report are listed in Item 8 – “Financial Statements and Supplementary Data”.
(b)	Exhibits listed on the accompanying Index of Exhibits are filed or furnished as part of this report, following the signature pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MCCLATCHY COMPANY (Registrant)

/s/ Patrick J. Talamantes
Patrick J. Talamantes, President, Chief Executive Officer and Director
June 21, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. Talamantes	President, Chief Executive Officer And Director (Principal Executive Officer)	June 21, 2013
Patrick J. Talamantes

/s/ R. Elaine Lintecum	Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	June 21, 2013
R. Elaine Lintecum

/s/ Hai Nguyen	Controller	June 21, 2013
Hai Nguyen	(Principal Accounting Officer)

INDEX OF EXHIBITS

(Item 15 (a) 3.)

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date/Period End Date
3.1	The Company’s Restated Certificate of Incorporation, dated June 26, 2006	10-Q	3.1	June 25, 2006
3.2	The Company’s Bylaws as amended and restated effective March 20, 2012	8-K	3.1	March 22, 2012
10.1	Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company, the lenders from time to time party thereto, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8-K	10.1	February 17, 2010
10.2	Amendment No 1 to the Amended and Restated Credit Agreement, dated as of February 11, 2010, among the Company and Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8-K	10.1	December 20, 2010
10.3	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement	8-K	10.3	September 30, 2008
10.4	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent	8-K	10.2	September 30, 2008
10.5	Commitment Reduction and Amendment and Restatement Agreement, dated as of June 22, 2012, among the Company and Bank of America, N.S., as Administrative Agent	8-K	10.1	June 25, 2012
10.6	Second Amended and Restated Credit Agreement, dated as of June 22, 2012, among the Company, the lenders from time to time party thereto, and Bank of America, N.A., Administrative Agent and L/C Issuer	10-Q	10.2	June 25, 2012
10.7	Third Amended and Restated Credit Agreement dated December 18, 2012 among the Company, the Lenders from time to time party thereto, and Bank of America N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8-K	10.1	December 20, 2012
10.8	Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers relating to the 11.50% Senior Secured Notes due in 2017	8-K	10.1	February 9, 2010
10.9	Purchase Agreement dated December 3, 2012, by and among the Company, certain of the Company’s subsidiaries and J.P. Morgan Securities LLC as Representative of the several Initial Purchasers relating to the $910 million 9.00% Senior Secured Notes due 2022	10-K	10.9	March 6, 2013
10.10	Indenture, dated February 11, 2010 among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017	8-K	4.1	February 17, 2010

			Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
10.11		Second Supplemental Indenture dated December 11, 2012 among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due to 2017	8-K	4.1	December 20, 2012
10.12		Indenture, dated as of November 4, 1997, between Knight- Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, [Knight-Ridder’s Registration Statement on Form S-3]	S-3	4.1	October 10, 1997
10.13		First Supplemental Indenture, dated as of June 1, 2001, Knight- Ridder, Inc.; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee [Knight-Ridder, Inc. Report on Form 8-K]	8-K	4	June 1, 2001
10.14		Second Supplemental Indenture, dated as of November 1, 2004, among Knight-Ridder, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight-Ridder, Inc. Report on Form 8-K]	8-K	4.1	November 4, 2004
10.15		Third Supplemental Indenture, dated as of August 16, 2005, among Knight-Ridder, Inc., JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight-Ridder, Inc. Report on Form 8-K]	8-K	4.1	August 22, 2005
10.16		Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder Inc.	10-Q	10.4	June 25, 2006
10.17		Indenture dated December 18, 2012 among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 9.00% Senior Secured Notes due 2022	8-K	4.2	December 20, 2012
10.18		Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J. P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017	8-K	4.2	February 17, 2010
10.19		Registration Rights Agreement dated December 18, 2012 between The McClatchy Company and J. P. Morgan Securities LLC, relating to the 9.00% Senior Secured Notes due 2022	8-K	4.3	December 20, 2012
10.20		Purchase and Sale Agreement Between the Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011	10-Q	10.42	June 26, 2011
10.21	*	The McClatchy Company Management Objective Plan Description	10-K	10.4	December 30, 2000
10.22	*	The Company’s Amended and Restated Long-Term Incentive Plan	8-K	99.1	May 23, 2005
10.23	*	Amendment No. 1 to the Company’s Amended and Restated Long-Term Incentive Plan	10-Q	10.26	June 29, 2008
10.24	*	Amended and Restated Supplemental Executive Retirement Plan	10-K	10.4	December 29, 2002
10.25	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan	8-K	10.1	February 10, 2009

			Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
10.26	*	Amended and Restated McClatchy Company Benefit Restoration Plan	8-K	10.1	July 29, 2011
10.27	*	Amended and Restated McClatchy Company Bonus Recognition Plan	8-K	10.2	July 29, 2011
10.28	*	Amended and Restated 1994 Stock Option Plan	10-Q	10.15	July 1, 2001
10.29	*	Amended and Restated 1997 Stock Option Plan	10-K	10.7	December 29, 2002
10.30	*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007	10-K	10.16	December 31, 2006
10.31	*	The Company’s Amended and Restated 2001 Director Stock Option Plan	10-K	10.13	December 26, 2004
10.32	*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007	10-K	10.18	December 31, 2006
10.33	*	The Company’s Amended and Restated Employee Stock Purchase Plan	10-Q	10.28	June 29, 2008
10.34	*	The Company’s 2004 Stock Incentive Plan, as amended and restated	10-Q	10.25	June 29, 2008
10.35	*	Form of Chief Executive Stock Appreciation Rights Agreement related to the Company’s 2004 Stock Incentive Plan	10-K	10.25	December 30, 2007
10.36	*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement	8-K	99.1	December 16, 2004
10.37	*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan	8-K	99.1	January 28, 2005
10.38	*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan	8-K	10.1	December 18, 2009
10.39	*	The McClatchy Company 2012 Omnibus Incentive Plan	DEF 14A	Appendix A	April 2, 2012
10.40	*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8-K	10.3	May 18, 2012
10.41	*	Form of Stock Appreciation Right Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8-K	10.2	May 18, 2012
10.42	*	Amended and Restated Employment Agreement between the Company and Gary B. Pruitt dated October 2, 2003	10-K	10.10	December 28, 2003
10.43	*	Second Amendment to Amended and Restated Employee Agreement for Mr Pruitt	8-K	10.2	February 10, 2009
10.44	*	Employment Agreement between the Company and Patrick Talamantes dated May 16, 2012	8-K	10.1	May 18, 2012
10.45	*	The Company’s Amended and Restated CEO Bonus Plan	10-Q	10.27	June 29, 2008
10.46	*	2012 Senior Executive Retention Bonus Plan	8-K	10.4	May 18, 2012
10.47	*	Form of Indemnification Agreement between the Company and each of its officers and directors	8-K	99.1	May 23, 2005
12		Computation of Earnings to Fixed Charges	10-K	12	March 6, 2013
21		Subsidiaries of the Company	10-K	21	March 6, 2013
23		Consent of Deloitte & Touche LLP
23.1		Consent of PricewaterhouseCoopers LLP	10-K	23.1	March 6, 2013
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
99.1		Consolidated balance sheets of Classified Ventures, LLC as of December 31, 2012 and December 31, 2011 and the related consolidated statements of operations, changes in members’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2012 and Report of Independent Auditors as it relates to 2012.	10-K	99.1	March 6, 2013
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

*                      Compensation plans or arrangements for the Company’s executive officers and directors

**               Furnished, not filed