Form 10-Q
period 2013-06-30
MCCLATCHY CO
filed 2013-08-09
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ☐  No ☒

As of July 29, 2013, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	61,421,863
Class B Common Stock	24,800,962

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012
REVENUES - NET:
Advertising	$207,652	$222,565	$404,774	$432,329
Circulation	88,465	84,400	174,293	169,191
Other	12,672	13,161	24,831	25,295
	308,789	320,126	603,898	626,815
OPERATING EXPENSES:
Compensation	108,157	108,086	220,733	220,735
Newsprint, supplements and printing expenses	30,839	34,968	61,554	69,307
Depreciation and amortization	29,919	30,822	60,365	61,563
Other operating expenses	108,413	103,315	209,187	204,300
	277,328	277,191	551,839	555,905

OPERATING INCOME	31,461	42,935	52,059	70,910

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(33,873)	(30,630)	(69,389)	(73,107)
Interest income	22	36	31	50
Equity income in unconsolidated companies, net	11,968	9,334	21,129	15,352
Gain (loss) on extinguishment of debt, net	-	1,653	(12,770)	6,086
Gain on sale of Miami property	10,013	-	10,013	-
Other - net	41	5	93	43
	(11,829)	(19,602)	(50,893)	(51,576)

Income before income taxes	19,632	23,333	1,166	19,334
Income tax provision (benefit)	7,880	(3,532)	2,155	(5,444)
NET INCOME (LOSS)	$11,752	$26,865	$(989)	$24,778

Net income (loss) per common share:
Basic	$0.14	$0.31	$(0.01)	$0.29
Diluted	$0.14	$0.31	$(0.01)	$0.29

Weighted average number of common shares used to calculate basic and diluted earnings per share:
Basic	86,149	85,739	86,086	85,617
Diluted	86,797	86,323	86,086	86,441

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

 (Unaudited; Amounts in thousands)

	Quarter Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012
NET INCOME (LOSS)	$11,752	$26,865	$(989)	$24,778

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unamortized net loss and other components of benefit plans, net of taxes of $(2,266), $(1,139), $(4,516) and $(2,199)	3,398	1,709	6,773	3,299
Investment in unconsolidated companies:
Other comprehensive loss, net of taxes of $45, $471, $487 and $862	(68)	(707)	(731)	(1,292)
Other comprehensive income	3,330	1,002	6,042	2,007
Comprehensive income	$15,082	$27,867	$5,053	$26,785

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited; Amounts in thousands, except share amounts)

	June 30,	December 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$21,780	$113,088
Trade receivables (net of allowances of $5,610 and $5,920, respectively)	133,017	177,225
Other receivables	12,044	9,555
Newsprint, ink and other inventories	24,996	30,145
Deferred income taxes	14,406	14,406
Other current assets	16,808	31,558
	223,051	375,977

Property, plant and equipment, net	491,326	733,729
Intangible assets:
Identifiable intangibles – net	500,000	528,002
Goodwill	1,012,914	1,012,011
	1,512,914	1,540,013
Investments and other assets:
Investments in unconsolidated companies	318,984	299,603
Other assets	54,166	55,809
	373,150	355,412
	$2,600,441	$3,005,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$-	$83,016
Accounts payable	39,156	48,588
Accrued pension liabilities	8,430	15,830
Accrued compensation	39,742	39,124
Income taxes payable	7,451	2,327
Unearned revenue	69,040	69,492
Accrued interest	14,989	18,675
Other accrued liabilities	15,139	14,273
	193,947	291,325
Non-current liabilities:
Long-term debt	1,529,586	1,587,330
Deferred income taxes	27,063	39,719
Pension and postretirement obligations	701,266	712,584
Financing obligations	41,159	279,325
Other long-term obligations	58,878	52,347
	2,357,952	2,671,305
Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 61,840,320 in 2013 and 61,098,820 in 2012)	618	611
Class B (authorized 60,000,000 shares, issued 24,800,962 in 2013 and 2012)	248	248
Additional paid-in capital	2,221,641	2,219,163
Accumulated deficit	(1,697,165)	(1,696,176)
Treasury stock at cost, 489,345 shares in 2013 and 6,034 shares in 2012	(1,526)	(29)
Accumulated other comprehensive loss	(475,274)	(481,316)
	48,542	42,501
	$2,600,441	$3,005,131

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended
	June 30,	June 24,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(989)	$24,778

Reconciliation to net cash from continuing operations:
Depreciation and amortization	60,365	61,563
Contributions to qualified defined benefit pension plan	(7,500)	(40,000)
Retirement benefit expense	6,081	874
Stock-based compensation expense	1,767	1,793
Equity income in unconsolidated companies	(21,129)	(15,352)
(Gain) loss on extinguishment of debt	12,770	(6,086)
Gain on disposal of Miami property	(10,013)	-
Net loss on disposal of equipment	2,149	139
Other	(2,363)	(390)
Changes in certain assets and liabilities:
Trade receivables	44,305	38,504
Inventories	5,149	(1,439)
Other assets	(5,732)	(3,510)
Accounts payable	(10,569)	(4,084)
Accrued compensation	718	(2,336)
Income taxes	6,917	(33,360)
Other liabilities	(1,034)	2,126
Net cash provided by operating activities	$80,892	$23,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,363)	(12,963)
Proceeds from sale of property, plant and equipment and other	1,185	813
Purchase of certificate of deposits	-	(2,222)
Proceed from sale of certificate of deposit	2,210	-
Distribution of equity investments	1,890	-
Equity investments and other	(2,819)	(2,000)
Net cash used in investing activities	(16,897)	(16,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes and related expenses	(154,781)	(59,243)
Proceeds from financing obligation related to Miami transaction	-	6,000
Other	(522)	(1,971)
Net cash used in financing activities	(155,303)	(55,214)
Decrease in cash and cash equivalents	(91,308)	(48,366)
Cash and cash equivalents at beginning of period	113,088	86,020
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,780	$37,654

See notes to condensed consolidated financial statements

THE MCCLATCHY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets it serves.  As the third largest newspaper company in the United States, based on daily circulation, our operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services.  Our largest newspapers include the (Fort Worth) Star-Telegram, The Sacramento Bee, The Kansas City Star, the Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.  We are listed on the New York Stock Exchange under the symbol MNI.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder LLC, which operates the nation’s largest online job website, CareerBuilder.com; 25.6% of Classified Ventures LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com; 33.3% of HomeFinder LLC, which operates the online real estate website HomeFinder.com; and 12.2% of Wanderful Media, owner of Find & Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and Amendment No. 1 to the Form 10-K for the year ended December 30, 2012 (collectively “Form 10-K”). The fiscal periods included herein comprise 13 weeks and 26 weeks for the second-quarter and six-month periods, respectively.

Circulation Delivery Contract Accounting Correction

Subsequent to the issuance of our consolidated financial statements on March 6, 2013, we determined that circulation revenues associated with our “fee for service” contracts with distributors and carriers should be presented on a gross basis, as opposed to on a net basis, as we are established as the primary obligor through subscriber agreements.  The difference in presentation results in delivery costs associated with these contracts being reported as other operating expenses, rather than as a reduction in circulation revenues, in our condensed consolidated statements of operations.  This correction resulted in an increase to circulation revenues and equivalent increases to other operating expenses of $20.8 million and $39.2 million in the quarter and six months ended June 24, 2012, respectively.  We believe this correction is not material to our previously issued financial statements for prior periods.  There is no impact to the previously reported operating income, net income, net income per common share or cash flows from operating activities in any of the periods presented.

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

Long-term debt.  The fair value of long-term debt is determined using quoted market prices and other inputs that were derived from available market information including the current market activity of our publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At June 30, 2013, the estimated fair value and carrying value of long-term debt was $1.5 billion.

Intangible Assets and Goodwill

Intangible assets (primarily advertiser, subscriber lists and developed technology) and goodwill consisted of the following:

	December 30,	Acquired	Amortization	June 30,
(in thousands)	2012	Assets	Expense	2013
Intangible assets subject to amortization	$834,961	$500	-	$835,461
Accumulated amortization	(510,546)	-	$(28,502)	(539,048)
	324,415	500	(28,502)	296,413
Mastheads	203,587	-	N/A	203,587
Goodwill	1,012,011	903	N/A	1,012,914
Total	$1,540,013	$1,403	$(28,502)	$1,512,914

During the quarter ended June 30, 2013, we completed a small acquisition, which is reflected in goodwill and intangible assets subject to amortization.

Amortization expense with respect to intangible assets is summarized below:

	Quarter Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
(in thousands)	2013	2012	2013	2012
Amortization expense	$14,251	$14,274	$28,502	$28,560

The estimated amortization expense for the remainder of fiscal year 2013 and the five succeeding fiscal years is as follows:

Amortization Expense
Year	(in thousands)
2013 (remainder)	$28,689
2014	52,774
2015	48,092
2016	47,721
2017	48,552
2018	46,977

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

(in thousands)	Minimum Pension and Post- Retirement Liability	Other Comprehensive Loss Related to Equity Investments	Total
Beginning balance - December 30, 2012	$(473,448)	$(7,868)	$(481,316)
Other comprehensive income (loss) before reclassifications	-	(731)	(731)
Amounts reclassified from AOCL	6,773	-	6,773
Other comprehensive income (loss)	6,773	(731)	6,042
Ending balance - June 30, 2013	$(466,675)	$(8,599)	$(475,274)

	Amount Reclassified from AOCL (in thousands)
	Quarter Ended	Six Months Ended
	June 30,	June 30,	Affected Line in the Condensed
AOCL Component	2013	2013	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$5,664	$11,289	Compensation
	(2,266)	(4,516)	Provision for income taxes
	$3,398	$6,773	Net of tax

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

	Quarter Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
(shares in thousands)	2013	2012	2013	2012
Anti-dilutive stock options	5,619	6,293	6,048	5,987

Cash Flow Information

Cash paid for interest and income taxes consisted of the following:

	Six Months Ended
	June 30,	June 24,
(in thousands)	2013	2012
Interest paid (net of amount capitalized)	$65,736	$73,277
Income taxes paid (received)	(2,861)	14,153

As of June 30, 2013, other non-cash financing activities include the release of $238.1 million for the financing obligation related to the Miami property transaction because we no longer have a continuing involvement with the Miami property (see Note 3).  As of June 30, 2013, other non-cash investing activities includes the release of $227.7 million from property, plant and equipment (“PP&E”), which also relates to the conclusion of the Miami property transaction. In addition, other non-cash financing activities as of June 30, 2013 and June 24, 2012, related to purchases of PP&E on credit, were $1.1 million and $1.8 million, respectively.

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

2.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	June 30,	December 30,
Company	Interest	2013	2012
CareerBuilder, LLC	15.0	$217,895	$210,365
Classified Ventures, LLC	25.6	82,888	69,907
HomeFinder, LLC	33.3	1,847	2,573
Wanderful Media	12.2	3,332	2,551
Seattle Times Company (C-Corporation)	49.5	-	-
Ponderay (general partnership)	27.0	10,111	11,375
Other	Various	2,911	2,832
		$318,984	$299,603

During the six months ended June 30, 2013, our proportionate share of net income from certain investees listed in the table above was greater than 20% of our condensed consolidated net loss before taxes.  Summarized condensed financial information, as provided to us by these certain investees, is as follows:

	Six Months Ended
	June 30,	June 24,
(in thousands)	2013	2012
Net revenues	$645,959	$608,406
Operating income	102,949	96,989
Net income	103,954	95,084

3.  MIAMI LAND AND BUILDING

On January 31, 2011, our contract to sell certain land in Miami (“Miami Contract”) terminated pursuant to its terms because the buyer (“developer”) did not consummate the transaction by the closing deadline in the contract. Under the terms of the Miami Contract, we were entitled to receive a $7.0 million termination fee and we filed a claim against the developer to obtain the payment.

On May 27, 2011, we sold 14.0 acres of land in Miami, including a building, which held the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million (“Miami property”). Approximately 9.4 acres of this Miami land was previously subject to the terminated Miami Contract discussed above. We received cash proceeds of $230.0 million. The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of our Miami operations. In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

As part of the sale transaction, The Miami Herald Media Company continued to operate from its existing location through May 2013 rent-free. As a result of our continuing involvement in the Miami property and given the fact that we did not pay rent during this period, the sale was treated as a financing transaction. Accordingly, we continued to depreciate the carrying value of the building until our operations were moved. In addition, we recorded a $236.0 million liability (in financing obligations) equal to the sales proceeds received of $230.0 million plus the $6.0 million received from the escrow account for reimbursement of moving expenses. We were imputing rent based on comparable market rates, which was reflected as interest expense until the operations were moved. As of the end of May 2013, we have moved all of our Miami operations to the new site in Doral, Florida and no longer have a continuing involvement with the Miami property. As a result, in the quarter ended June 30, 2013, we recognized a gain of $10.0 million on the transaction, which is recorded in non-operating (expense) income in our condensed consolidated statement of operations.  We also released our financing obligation and PP&E from our condensed consolidated balance sheet during the quarter ended June 30, 2013, as described in Note 1, Cash Flow Information.

In the first quarter of 2012, we purchased approximately 6.1 acres of land located in Doral, Florida, for approximately $3.1 million. We completed construction of a new production facility on this site for our Miami newspaper operations. In January 2012, we also entered into an operating lease for a two-story office building adjacent to the new production facility. The operating lease on the office building has initial annual base lease payments of $1.8 million, which began in May 2013, when the building was occupied.

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

		Carrying Value
	Face Value at June 30,	June 30,	December 30,
(in thousands)	2013	2013	2012
Notes:
9.00% senior secured notes due in 2022	$910,000	$910,000	$910,000
11.50% senior secured notes due in 2017	-	-	83,016
4.625% notes due in 2014	28,965	28,297	64,326
5.750% notes due in 2017	261,298	251,035	273,559
7.150% debentures due in 2027	89,188	83,487	83,291
6.875% debentures due in 2029	276,230	256,767	256,154
Long-term debt	$1,565,681	$1,529,586	$1,670,346
Less current portion		-	83,016
Total long-term debt, net of current		$1,529,586	$1,587,330

Our outstanding notes are stated net of unamortized discounts, if applicable, totaling $36.1 million and $41.2 million as of June 30, 2013 and December 30, 2012, respectively.

Debt Repurchases

During the six months ended June 30, 2013, we redeemed or repurchased a total of $145.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions, as follows:

(in thousands)	Face Value
11.50% senior secured notes due in 2017	$83,595
4.625% notes due in 2014	37,473
5.750% notes due in 2017	24,840
Total notes repurchased	$145,908

We redeemed and repurchased all of these notes at a price greater than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $12.8 million in the six months ended June 30, 2013. No notes were repurchased during the quarter ended June 30, 2013. During the six months ended June 24, 2012, we repurchased $70.5 million aggregate principal amount of outstanding notes. We repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, resulting in a net gain on the extinguishment of debt. The gain was offset by the write-off of fees related to the amendment of the Second Amended and Restated Credit Agreement.  These combined events resulted in a net gain on the extinguishment of debt of $1.7 million and $6.1 million for the quarter and six months ended June 24, 2012, respectively.

Credit Agreement

In connection with the issuance of the 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”) discussed below, we entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012. The Credit Agreement provides for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and has a maturity date of December 18, 2017. Our obligations under the Credit Agreement are secured by a first-priority security interest in certain of our assets as described below. As of June 30, 2013, there were no outstanding draw downs and $34.4 million face amount of letters of credit were outstanding under the Credit Agreement.

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

Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Senior Secured Notes due in 2017 (“11.50% Notes”) in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In connection with this cash tender offer for our 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. In the six months ended June 30, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of debt of approximately $9.6 million related to the redemption.

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. We own 100% of each of the guarantor subsidiaries and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the assets of any of our subsidiaries, other than the subsidiary guarantors, are minor.

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any PP&E, leasehold interests and improvements with respect to such PP&E which would be reflected on our consolidated balance sheet or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of June 30, 2013, and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 and a consolidated interest coverage ratio of at least 1.50 to 1.00. As of June 30, 2013, we were in compliance with all financial debt covenants.

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

The elements of retirement expense are as follows:

	Quarter Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
(in thousands)	2013	2012	2013	2012
Pension plans:
Service cost	$1,373	$1,395	$2,773	$2,770
Interest cost	21,173	23,049	42,298	45,949
Expected return on plan assets	(25,252)	(26,905)	(50,527)	(53,880)
Prior service cost amortization	7	7	7	7
Actuarial loss	6,404	3,268	12,779	6,343
Net pension expense	3,705	814	7,330	1,189
Net post-retirement benefit (credit)	(624)	(165)	(1,249)	(315)
Net retirement expense	$3,081	$649	$6,081	$874

In addition, we provide for or subsidize post-retirement health care and certain life insurance benefits for certain eligible employees and retirees, and we have a deferred compensation plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We temporarily suspended our matching contribution to the 401(k) plan in 2009 and as of June 30, 2013, we have not reinstated that benefit.

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

We have $34.4 million of standby letters of credit secured under the Credit Agreement (see Note 4 for further discussion).

7.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the six months ended June 30, 2013:

		Weighted Average
	RSUs	Grant Date Fair Value
Nonvested - December 30, 2012	1,102,000	$2.98
Granted	483,150	$2.46
Vested	(320,000)	$4.08
Forfeited	(10,200)	$2.46
Nonvested - June 30, 2013	1,254,950	$2.50

The total fair value of the RSUs that vested during the six months ended June 30, 2013 was $0.8 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the six months ended June 30, 2013:

		Weighted	Aggregate
		Average	Intrinsic
	Options/	Exercise	Value
	SARs	Price	(in thousands)
Outstanding December 30, 2012	6,194,500	$11.45	$1,846
Granted	775,000	$2.46
Exercised	(421,500)	$1.71	$685
Forfeited	(25,750)	$3.25
Expired	(82,000)	$43.75
Outstanding June 30, 2013	6,440,250	$10.62	$485

For the six months ended June 30, 2013, the following weighted average assumptions were used to estimate the fair value of the SARs granted:

Six Months Ended
June 30,
2013
Expected life in years	4.51
Dividend yield	NIL
Volatility	1.08
Risk-free interest rate	0.76%
Weighted average exercise price of SARs granted	$2.46
Weighted average fair value of SARs granted	$1.85

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their fair values.  At June 30, 2013, we had five stock-based compensation plans.  Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report is summarized below:

	Quarter Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
(in thousands)	2013	2012	2013	2012
Stock-based compensation expense	$638	$855	$1,767	$1,793

8.  INCOME TAXES

During the six months ended June 30, 2013, our income tax provision included rate adjustments and state tax settlements that occurred during the quarter ended March 31, 2013.  During the quarter and six months ended June 24, 2012, our income tax provision included the benefit of the reversal of state tax reserves relating to the favorable settlements of state tax audits and state statute lapses. These reserve reversals are the primary driver of the effective benefit rates for each period presented in 2012.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company (the “Company,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 30, 2013, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2012 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 6, 2013 and our Amendment No. 1 to our Form 10-K filed on June 21, 2013.

Overview

We are a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets we serve. We are the third largest newspaper company in the United States, based on daily circulation. Our operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. Our largest newspapers include the (Fort Worth) Star-Telegram, The Sacramento Bee, The Kansas City Star, the Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job website, CareerBuilder.com, 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com, 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; and 12.2% of Wanderful Media, owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

Our primary sources of revenues are print and digital advertising, which accounted for 67.3% of our total revenues for quarter ended June 30, 2013 compared to 69.5% in quarter ended June 24, 2012. All categories of advertising (retail, national and classified) discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint advertising”) and/or advertising delivered digitally.

Circulation revenues accounted for 28.6% of our total revenues for the quarter ended June 30, 2013, compared to 26.4% in the quarter ended June 24, 2012. Our print newspapers are delivered by independent contractors and large distributors. Revenues from other sources, including among others, commercial printing and distribution revenues, constituted 4.1% of our total revenues in the quarters ended June 30, 2013 and June 24, 2012.

See “Results of Operations” section below for a discussion of our revenue performance and contribution by category for the quarters and six months ended June 30, 2013 and June 24, 2012.

Recent Developments

Completion of Sale of Real Property in Miami and Relocation

On May 27, 2011, we sold 14.0 acres of land in Miami, including the building which held the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million (“Miami property”). We received cash proceeds of $230.0 million. The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of our Miami operations. In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

In connection with the sale, The Miami Herald Media Company entered into a lease agreement with the buyer pursuant to which we continued to operate our Miami newspaper operations rent free from the existing location through May 2013, while our new facilities were being constructed. We vacated the facilities by the end of May 2013. As a result of our continuing involvement in the Miami property and given the fact that we would not pay rent during this period, the sale was treated as a financing transaction. Accordingly, we continued to depreciate the carrying value of the building until our operations were moved. In addition, we recorded a $236.0 million liability (in financing obligations) equal to the sales proceeds received of $230.0 million plus the $6.0 million received from the escrow account for reimbursement of moving expenses. We were imputing rent based on comparable market rates, which was reflected as interest expense until the operations were moved. As of the end of May 2013, we have moved all of our Miami operations to the new site in Doral, Florida and no longer have a continuing involvement with the Miami property. As a result, in the quarter ended June 30, 2013, we recognized a gain of $10.0 million on the transaction, which is recorded in non-operating (expense) income in our condensed consolidated statement of operations.  We also released our financing obligation and property, plant and equipment (“PP&E”) from our condensed consolidated balance sheet during the quarter ended June 30, 2013, as described in Note 1, “Significant Accounting Policies”, Cash Flow Information.

In the first quarter of 2012, we purchased approximately 6.1 acres of land located in Doral, Florida, for approximately $3.1 million. We completed construction of a new production facility on this site for our Miami newspaper operations. In January 2012, we also entered into an operating lease for a two-story office building adjacent to the new production facility. The operating lease on the office building has initial annual base lease payments of $1.8 million, which began in May 2013 when the building was occupied.

Circulation Delivery Contract Accounting Correction

The quarter and six months ended June 30, 2013 condensed consolidated financial information has been updated within the MD&A to reflect the effects of the correction more fully decribed in Note 1, “Significant Accounting Policies”, Circulation Delivery Contract Accounting Correction.

Results of Operations

We had net income in the quarter ended June 30, 2013 of $11.8 million, or $0.14 per share, compared to net income of $26.9 million, or $0.31 per share, in the quarter ended June 24, 2012.  We had a net loss in the six months ended June 30, 2013 of $1.0 million, or $0.01 per share, compared to net income of $24.8 million, or $0.29 per share, in the six months ended June 24, 2012.

Revenues

The following table summarizes our revenues by category:

	Quarter Ended				Six Months Ended
	June 30,	June 24,	$	%	June 30,	June 24,	$	%
(in thousands)	2013	2012	Change	Change	2013	2012	Change	Change
Advertising:
Retail	$103,317	$114,919	$(11,602)	(10.1)	$201,176	$222,049	$(20,873)	(9.4)
National	16,517	15,190	1,327	8.7	31,516	30,320	1,196	3.9
Classified:
Auto	19,279	20,536	(1,257)	(6.1)	38,605	41,034	(2,429)	(5.9)
Real estate	9,119	9,660	(541)	(5.6)	17,602	19,073	(1,471)	(7.7)
Employment	10,931	12,588	(1,657)	(13.2)	21,785	24,932	(3,147)	(12.6)
Other	17,310	18,176	(866)	(4.8)	34,111	35,358	(1,247)	(3.5)
Total classified	56,639	60,960	(4,321)	(7.1)	112,103	120,397	(8,294)	(6.9)
Direct marketing and other	31,179	31,496	(317)	(1.0)	59,979	59,563	416	0.7
Total advertising	207,652	222,565	(14,913)	(6.7)	404,774	432,329	(27,555)	(6.4)
Circulation	88,465	84,400	4,065	4.8	174,293	169,191	5,102	3.0
Other	12,672	13,161	(489)	(3.7)	24,831	25,295	(464)	(1.8)
Total revenues	$308,789	$320,126	$(11,337)	(3.5)	$603,898	$626,815	$(22,917)	(3.7)

During the quarter and six months ended June 30, 2013, total revenues decreased 3.5% and 3.7%, respectively, compared to the same periods in 2012 because of continued industry-wide declines in advertising revenues.  The continued weak economy and a secular shift in advertising demand from print to digital products are the principal causes of the change.  However, in the quarter and six months ended June 30, 2013, decreases in total advertising revenues were partially offset by increases in circulation revenues.

Advertising Revenues

Total advertising revenues decreased 6.7% and 6.4% during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  While declines during the period were widespread among various categories, the primary decrease in advertising revenues related to retail advertising and print classified advertising.  These decreases in advertising revenues were partially offset by increases in print national advertising and in our digital advertising revenues.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarter Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012
Advertising:
Retail	49.7%	51.6%	49.7%	51.4%
National	8.0%	6.8%	7.8%	7.0%
Classified	27.3%	27.4%	27.7%	27.8%
Direct marketing and other	15.0%	14.2%	14.8%	13.8%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and six months ended June 30, 2013, retail advertising revenues decreased 10.1% and 9.4%, respectively, compared to the same periods in 2012.  In the quarter ended June 30, 2013, compared to the same period in 2012, the decrease was primarily due to a decrease in ROP advertising revenues of 14.2% and a decrease in preprint advertising revenues of 4.0%.  In the six months ended June 30, 2013, compared to the same period in 2012, the decrease was primarily due to a decrease in ROP advertising revenues of 12.3% and a decrease in preprint advertising revenues of 5.2%. The decreases in both the quarter and six-month periods ended June 30, 2013 partially reflects lower ROP revenues in the retail department store category due to slower Spring holiday spending in 2013 compared to the same periods in 2012.

National:

National advertising revenues increased 8.7% and 3.9% during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  During the quarter ended June 30, 2013 compared to the same period in 2012, we experienced a 5.8% increase in print national advertising and a 15.8% increase in digital national advertising.  In the six months ended June 30, 2013, print national advertising was flat compared to the same period in 2012; however, we experienced a 14.7% increase in digital national advertising.  Increases in total national advertising revenues for both the quarter and six-month periods ended June 30, 2013 were led by increases in the telecommunications and banking categories and were partially offset by a decrease in our entertainment category.

Classified:

During the quarter and six months ended June 30, 2013, classified advertising revenues decreased 7.1% and 6.9%, respectively, compared to the same periods in 2012. The print automotive and print and digital employment categories represented our largest declines in classified advertising during these periods, partially offset by an increase in the digital automotive category.  While the decreases in classified advertising revenues are partially a result of the weak economy, we believe that advertisers are increasingly using digital advertising, which is widely available from many of our competitors, instead of print advertising. During the quarter ended June 30, 2013, compared to the same period in 2012, we experienced a 12.0% decrease in print classified advertising, while our digital classified advertising was flat. During the six months ended June 30, 2013, compared to the same period in 2012, we experienced a 12.6% decrease in print classified advertising, which was partially offset by an increase in digital classified advertising of 1.4%. The following is a discussion of the major classified advertising categories for the quarter and six months ended June 30, 2013 as compared to the same periods in 2012:

•            Automotive advertising revenues decreased in the quarter and six months ended June 30, 2013 by 6.1% and 5.9%, respectively.  Print automotive advertising revenues declined 23.0% and 22.8% in the quarter and six months ended June 30, 2013, respectively. Digital automotive advertising revenues were up 9.3% and 10.1% in the quarter and six months ended June 30, 2013, respectively.  These results reflect the continued migration of automotive advertising to digital platforms as well as the popularity of our Cars.com products with local auto dealerships.

•            Real estate advertising revenues decreased in the quarter and six months ended June 30, 2013 by 5.6% and 7.7%, respectively.  Recently, real estate revenue trends reflect single-digit declines in year-over-year comparisons after years of double-digit declines as this category has also been slow to recover from the recession.  Print real estate advertising revenues declined 7.6% and 11.0% in the quarter and six months ended June 30, 2013, respectively, and digital real estate advertising revenues were down 2.1% and 1.8% in the quarter and six months ended June 30, 2013, respectively.

•            Employment advertising revenues decreased in the quarter and six months ended June 30, 2013 by 13.2% and 12.6%, respectively, reflecting a continued slow recovery in employment across all of our geographical markets.  Print employment advertising revenues declined 13.4% and 14.7% in the quarter and six months ended June 30, 2013, while digital employment advertising revenues were down 13.0% and 10.8% in the quarter and six months ended June 30, 2013, respectively.

•            Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising decreased in the quarter and six months ended June 30, 2013, by 4.8% and 3.5%, respectively.  Print other classified advertising revenues declined 5.8% and 5.0% in the quarter and six months ended June 30, 2013, respectively. Digital other classified advertising revenues were down 1.1% and up 1.9% in the quarter and six months ended June 30, 2013, respectively.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 24.1% and 24.0% of total advertising revenues in the quarter and six months ended June 30, 2013, respectively.  Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis.  In the quarter ended June 30, 2013, total digital advertising revenues remained unchanged at $50.1 million and in the six months ended June 30, 2013, total digital advertising revenues increased 0.7% to $97.3 million, each compared to the same periods in 2012.  Digital-only advertising revenues totaled $28.9 million, an increase of 7.8%, and $55.6 million, an increase of 8.4%, in the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increases in digital-only advertising reflect the secular shift in advertising demand from print to digital products.  We expect this trend to continue as advertisers continue to look for cost effective alternatives to print advertising.  Digital advertising revenues sold in conjunction with print products declined 9.0% and 7.9% in the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012, as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 1.0% and increased 0.7% during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  Decreases in the quarter ended June 30, 2013 compared to the same period in 2012 reflect, in part, our continued elimination of less successful products and the weaker Spring holiday spending. We continue to experience growth in revenues from our “Sunday Select” product, a package of preprinted advertisements delivered to nonsubscribers upon request, which grew 12.3% and 13.3% in the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.

Circulation Revenues

Circulation revenues increased 4.8% and 3.0% during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  This increase in circulation revenues primarily reflects the implementation of our new digital subscription packages (“Plus Program”) in the fourth quarter of 2012 and was partially offset by lower circulation volumes.  The Plus Program provided $8.1 million and $13.9 million in incremental revenues during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012, contributing to the growth in total circulation revenues. As expected, circulation volumes continue to remain lower as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change.  We expect the Plus Program to continue to increase our circulation revenues in future periods and we will continue to look for new opportunities to increase circulation revenues.

Operating Expenses

Total operating expenses were relatively flat and decreased by 0.7% in the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  Operating expenses in these periods presented include employee severance as we continue to optimize our operations, accelerated depreciation on equipment, moving expenses primarily related to the relocation of our Miami newspaper operations and the write-off of production equipment at one newspaper in the quarter ended June 30, 2013. The following table summarizes operating expenses:

	Quarter Ended				Six Months Ended
	June 30,	June 24,	$	%	June 30,	June 24,	$	%
(in thousands)	2013	2012	Change	Change	2013	2012	Change	Change
Compensation expenses	$108,157	$108,086	$71	0.1	$220,733	$220,735	$(2)	(0.0)
Newsprint, supplements and printing expenses	30,839	34,968	(4,129)	(11.8)	61,554	69,307	(7,753)	(11.2)
Depreciation and amortization expenses	29,919	30,822	(903)	(2.9)	60,365	61,563	(1,198)	(1.9)
Other operating expenses	108,413	103,315	5,098	4.9	209,187	204,300	4,887	2.4
	$277,328	$277,191	$137	0.0	$551,839	$555,905	$(4,066)	(0.7)

Miami relocation costs	$5,402	$3,243	$2,159	66.6	$9,477	$6,136	$3,341	54.4
Equipment write-off	$3,230	$-	$3,230	100.0	$3,230	$-	$3,230	100.0
Severance costs	$705	$275	$430	156.4	$1,086	$1,446	$(360)	(24.9)

Compensation expenses, which include the severance costs discussed above, were fairly flat in the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  Payroll expenses in the quarter and six months ended June 30, 2013, decreased 1.4% and 2.4%, respectively, compared to the same periods in 2012.  This reflects a 3.7% and 4.4% decline in average full-time equivalent employees in those same periods.  Fringe benefits costs in the quarter and six months ended June 30, 2013 increased 7.6% and 11.7%, respectively, compared to the same periods in 2012, primarily as a result of higher retirement costs.

Newsprint, supplements and printing expenses decreased 11.8% and 11.2% in the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  During the quarter ended June 30, 2013 compared to the same period in 2012, newsprint expense declined 13.8% reflecting a 10.1% decrease in newsprint usage and a 4.1% decrease in newsprint prices.  For the six months ended June 30, 2013 compared to the same period in 2012, newsprint expensed declined 14.3% reflecting an 11.5% decrease in newsprint usage and a 3.2% decrease in newsprint prices.  Supplement and printing expense decreased 6.5% and 2.0% in the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily as a result of reduced supplement costs.

Depreciation and amortization expenses decreased 2.9% and 1.9% in the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  Other operating costs increased 4.9% and 2.4% in the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily reflecting a write-off of production equipment at one newspaper totaling $3.2 million.

Non-Operating Expenses

Interest Expense

Total interest expense increased 10.6% and decreased 5.1% in the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Interest expense related to debt decreased 16.4% and 15.9% during the quarter and six months ended June 30, 2013 compared to the same periods in 2012, reflecting lower overall rates as a result of the refinancing of notes (see Debt and Related Matters discussion below). Other fluctuations in total interest expense were primarily due to the reversal of $10.8 million of interest on tax reserves in the quarter ended June 24, 2012.  The 2012 reversal of interest on taxes was due to certain state tax settlements and statute expiration benefits.

Equity Income

Total income from unconsolidated investments increased 28.2% and 37.6% during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012 due to the continued growth in income from our internet-related investments.

Loss on Extinguishment of Debt

During the six months ended June 30, 2013, we repurchased $145.9 million aggregate principal amount of outstanding notes.  We repurchased these notes at a price higher than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $12.8 million in the six months ended June 30, 2013.  During the quarter and six months ended June 24, 2012, we repurchased $35.0 million and $70.5 million aggregate principal amount of outstanding notes, respectively.  We repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, resulting in a net gain on the extinguishment of debt of $1.7 million and $6.1 million for the quarter and six months ended June 24, 2012, respectively.

Gain on sale of Miami property

As discussed more fully in Recent Developments above, as of the end of May 2013, we have moved all of our Miami operations to the new site in Doral, Florida and no longer have a continuing involvement with the Miami property. As a result, we recognized a gain of $10.0 million on the transaction in the quarter ended June 30, 2013.

Income Taxes

We recorded an income tax provision of $7.9 million and $2.2 million for the quarter and six months ended June 30, 2013, respectively.  The provision was offset by the inclusion in pre-tax income of certain discrete tax items, such as (i) the loss on the refinancing of our 11.50% Notes, (ii) certain asset disposals, and (iii) severance for the quarter and six months ended June 30, 2013.  Excluding these items the effective tax rate was 41.3% and 41.1% for the quarter and six months ended June 30, 2013, respectively, and is higher than the federal statutory rate of 35% due primarily to state taxes, including certain state taxes that do not vary with net income.

In the quarter and six months ended June 24, 2012, we recorded an income tax benefit of $3.5 million and $5.4 million, respectively.  The benefit largely reflects the reversal of state tax reserves for favorable settlements of state tax issues, statute closures and to a lesser degree, lower taxes on discrete tax items.  Excluding these items the effective benefit rate was 42.6% and 42.8% in the quarter and six months ended June 24, 2012, respectively, and is higher than the federal statutory rate of 35% due primarily to state taxes, including certain state taxes that do not vary with net income.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources

Our cash and cash equivalents were $21.8 million as of June 30, 2013, compared to $37.7 million of cash at June 24, 2012, and $113.1 million as of December 30, 2012.  The cash balance at December 30, 2012 reflects the receipt of distributions from our equity investments and proceeds from the issuance of the 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”), both of which were subsequently used to complete the debt refinancing as discussed below.

We expect that most of our cash generated from operations in the foreseeable future will be used to repay debt, fund our capital expenditures and make required contributions to our qualified defined benefit pension plan (“Plan”).  As of June 30, 2013, we had approximately $1.6 billion in total debt outstanding, consisting of $910 million aggregate principal amount of publicly-traded senior secured notes due 2022 and $655.7 million aggregate principal amount of unsecured publicly-traded notes maturing in 2014, 2017, 2027, and 2029.  We expect that we will need to refinance a significant portion of this debt prior to the scheduled maturity of such debt.  In addition, we expect to use our cash from operations from time to time to opportunistically repurchase our outstanding debt prior to the scheduled maturity of such debt and/or reduce our debt through debt exchanges, privately negotiated transactions or similar transactions.  We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Six Months Ended
	June 30,	June 24,	$
(in thousands)	2013	2012	Change
Cash flows provided by (used in)
Operating activities	$80,892	$23,220	$57,672
Investing activities	(16,897)	(16,372)	(525)
Financing activities	(155,303)	(55,214)	(100,089)
Decrease in cash and cash equivalents	$(91,308)	$(48,366)	$(42,942)

Operating Activities:

We generated $80.9 million of cash from operating activities in the six months ended June 30, 2013 compared to generating $23.2 million of cash from operations in the six months ended June 30, 2012.  The increase in cash generated from operations is primarily due to the difference in contributions to our Plan, as discussed below and the timing of net income tax payments and receipts.  In the six months ended June 30, 2013, we had a net refund of $2.9 million in income taxes compared to the payment of approximately $14.2 million in the six months ended June 24, 2012.

Pension Plan Matters

In the six months ended June 30, 2013, we made a $7.5 million cash contribution to our Plan to meet our required payment contributions for 2013, while in the six months ended June 24, 2012 we made a $40.0 million cash contribution.

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

Investing Activities

We used $16.9 million of cash in investing activities in the six month ended June 30, 2013, which was primarily for the purchase of property plant and equipment.  We expect capital expenditures to be approximately $33 million in fiscal year 2013, including the capital expenditures related to the new Miami facilities.

Financing Activities

We used $155.3 million in financing activities in the six months ended June 30, 2013.  During the period we repurchased $145.9 million of aggregate principal amount of bonds for $154.8 million in cash for the redemption of the 11.50% Notes and through privately negotiated repurchases of other series of notes.

Debt and Related Matters

Debt Repurchases

During the six months ended June 30, 2013, we redeemed or repurchased a total of $145.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions, as follows:

(in thousands)	Face Value
11.50% senior secured notes due in 2017	$83,595
4.625% notes due in 2014	37,473
5.750% notes due in 2017	24,840
Total notes repurchased	$145,908

We redeemed and repurchased all of these notes at a price greater than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $12.8 million for the six months ended June 30, 2013. No notes were repurchased during the quarter ended June 30, 2013. During the six months ended June 24, 2012, we repurchased $70.5 million aggregate principal amount of outstanding notes. We repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, resulting in a net gain on the extinguishment of debt of $6.1 million for the six months ended June 24, 2012.

Credit Agreement

In connection with the issuance of the 9.00% Notes, discussed below, we entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012. The Credit Agreement provides for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and has a maturity date of December 18, 2017. Our obligations under the Credit Agreement are secured by a first-priority security interest in certain of our assets as described below. As of June 30, 2013, there were no outstanding draw downs and $34.4 million face amount of letters of credit were outstanding under the Credit Agreement.

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

Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Notes, in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In connection with the tender offer of the 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. In the six months ended June 30, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of this debt of approximately $9.6 million.

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the assets of any of our subsidiaries, other than the subsidiary guarantors, are minor.

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any PP&E, leasehold interests and improvements with respect to such PP&E which would be reflected on our consolidated balance sheet or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of June 30, 2013 and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 and a consolidated interest coverage ratio of at least 1.50 to 1.00.

At June 30, 2013, our consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.54 to 1.00, our consolidated leverage ratio (as defined in the Credit Agreement) was 4.48 to 1.00 and we were in compliance with all of our financial covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. If revenue declines beyond those currently anticipated in future periods, we expect we will continue to optimize operations and reduce debt to maintain compliance with our covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture). As of June 30, 2013, we estimated that we had approximately $337 million available under our restricted payments basket which could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors.

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

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K, other than those resulting from the changes in the principal and interest payments on outstanding debt as described in the Debt and Related Matters section above.  As of June 30, 2013, future principal and interest payments on outstanding debt were as follows:

	Payments Due By Period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt principal	$1,565,681	$-	$28,965	$261,298	$1,275,418
Interest on long-term debt	1,243,989	123,632	245,255	237,072	638,030
Total	$2,809,670	$123,632	$274,220	$498,370	$1,913,448

Off-Balance-Sheet Arrangements

As of June 30, 2013, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter and six months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The McClatchy Company
(Registrant)

August 9, 2013	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

August 9, 2013	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase
	**	Furnished, not filed