Form 10-Q
period 2013-09-29
MCCLATCHY CO
filed 2013-11-07
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ☐  No ☒

As of October 31, 2013, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	61,538,608
Class B Common Stock	24,800,962

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2013	2012	2013	2012
REVENUES - NET:
Advertising	$194,862	$212,023	$599,636	$644,352
Circulation	86,960	81,639	261,253	250,830
Other	11,788	12,670	36,619	37,965
	293,610	306,332	897,508	933,147
OPERATING EXPENSES:
Compensation	105,239	108,421	325,972	329,156
Newsprint, supplements and printing expenses	28,908	33,058	90,462	102,365
Depreciation and amortization	27,491	30,741	87,856	92,304
Other operating expenses	104,401	101,633	313,588	305,933
	266,039	273,853	817,878	829,758

OPERATING INCOME	27,571	32,479	79,630	103,389

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(33,531)	(39,718)	(102,920)	(112,825)
Interest income	17	20	48	70
Equity income in unconsolidated companies, net	13,979	11,728	35,108	27,080
Gain (loss) on extinguishment of debt, net	(873)	(12)	(13,643)	6,074
Gain on sale of Miami property	2,925	—	12,938	—
Other - net	88	40	181	83
	(17,395)	(27,942)	(68,288)	(79,518)

Income before income taxes	10,176	4,537	11,342	23,871
Income tax provision (benefit)	2,911	(556)	5,066	(6,000)
NET INCOME	$7,265	$5,093	$6,276	$29,871

Net income per common share:
Basic	$0.08	$0.06	$0.07	$0.35
Diluted	$0.08	$0.06	$0.07	$0.35

Weighted average number of common shares used to calculate basic and diluted earnings per share:
Basic	86,291	85,840	86,154	85,691
Diluted	87,230	86,369	87,035	86,417

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2013	2012	2013	2012
NET INCOME	$7,265	$5,093	$6,276	$29,871

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unamortized net loss and other components of benefit plans, net of taxes of $(2,258), $(1,100), $(6,773) and $(3,299)	3,387	1,650	10,160	4,949
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $(43), $(140), $444 and $721	65	211	(666)	(1,081)
Other comprehensive income	3,452	1,861	9,494	3,868
Comprehensive income	$10,717	$6,954	$15,770	$33,739

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited; Amounts in thousands, except share amounts)

	September 29,	December 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$45,431	$113,088
Trade receivables (net of allowances of $5,614 and $5,920, respectively)	131,585	177,225
Other receivables	11,437	9,555
Newsprint, ink and other inventories	25,329	30,145
Deferred income taxes	14,406	14,406
Other current assets	21,133	31,558
	249,321	375,977

Property, plant and equipment, net	484,438	733,729
Intangible assets:
Identifiable intangibles – net	485,625	528,002
Goodwill	1,012,914	1,012,011
	1,498,539	1,540,013
Investments and other assets:
Investments in unconsolidated companies	331,181	299,603
Other assets	44,907	55,809
	376,088	355,412
	$2,608,386	$3,005,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$83,016
Accounts payable	42,036	48,588
Accrued pension liabilities	8,434	15,830
Accrued compensation	42,427	39,124
Income taxes payable	—	2,327
Unearned revenue	69,523	69,492
Accrued interest	28,721	18,675
Other accrued liabilities	17,284	14,273
	208,425	291,325
Non-current liabilities:
Long-term debt	1,520,728	1,587,330
Deferred income taxes	27,196	39,719
Pension and postretirement obligations	696,067	712,584
Financing obligations	40,743	279,325
Other long-term obligations	54,968	52,347
	2,339,702	2,671,305
Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 62,106,570 in 2013 and 61,098,820 in 2012)	621	611
Class B (authorized 60,000,000 shares, issued 24,800,962 in 2013 and 2012 )	248	248
Additional paid-in capital	2,222,880	2,219,163
Accumulated deficit	(1,689,900)	(1,696,176)
Treasury stock at cost, 569,258 shares in 2013 and 6,034 shares in 2012	(1,768)	(29)
Accumulated other comprehensive loss	(471,822)	(481,316)
	60,259	42,501
	$2,608,386	$3,005,131

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended
	September 29,	September 23,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,276	$29,871

Reconciliation to net cash from continuing operations:
Depreciation and amortization	87,856	92,304
Contributions to qualified defined benefit pension plan	(7,500)	(40,000)
Retirement benefit expense	9,122	1,312
Stock-based compensation expense	2,834	2,734
Equity income in unconsolidated companies	(35,108)	(27,080)
(Gain) loss on extinguishment of debt	13,643	(6,074)
Gain on disposal of Miami property	(12,938)	—
Net (gain) loss on disposal of equipment	1,462	(395)
Other	(3,212)	1,069
Changes in certain assets and liabilities:
Trade receivables	45,640	37,720
Inventories	4,816	(3,449)
Other assets	3,797	(2,591)
Accounts payable	(6,552)	5,417
Accrued compensation	3,307	(2,673)
Income taxes	(17,225)	(56,598)
Accrued interest	10,046	(32,285)
Other liabilities	8,355	5,980
Net cash provided by operating activities	114,619	5,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,520)	(18,979)
Proceeds from sale of property, plant and equipment and other	1,656	1,361
Purchase of certificate of deposits	—	(2,222)
Proceed from redemption of certificates of deposit	2,210	—
Distribution of equity investments	3,780	2,700
Proceeds from return of insurance-related deposit	6,400	—
Equity investments and other	(2,819)	(2,000)
Net cash used in investing activities	(15,293)	(19,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes and related expenses	(165,549)	(59,243)
Proceeds from financing obligation related to Miami transaction	—	6,000
Other	(1,434)	(3,150)
Net cash used in financing activities	(166,983)	(56,393)
Decrease in cash and cash equivalents	(67,657)	(70,271)
Cash and cash equivalents at beginning of period	113,088	86,020
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,431	$15,749

See notes to the condensed consolidated financial statements

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

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder LLC, which operates the nation’s largest online jobs website, CareerBuilder.com; 25.6% of Classified Ventures LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com; 33.3% of HomeFinder LLC, which operates the online real estate website HomeFinder.com; and 12.2% of Wanderful Media, owner of Find & Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and Amendment No. 1 to the Form 10-K for the year ended December 30, 2012 (collectively “Form 10-K”). The fiscal periods included herein comprise 13 weeks and 39 weeks for the third-quarter and nine-month periods, respectively.

Outsourcing Agreement

In October 2013, we entered into an outsourcing agreement to print one of our newspapers beginning in late February 2014.  As a result, we expect to incur non-cash charges, including accelerated depreciation and other charges related to our existing facilities and production equipment of up to $15 million in the fourth quarter of 2013.  We do not anticipate any material cash expenses during the fourth quarter of 2013 related to this agreement.

Circulation Delivery Contract Accounting Correction

Subsequent to the issuance of our consolidated financial statements on March 6, 2013, we determined that circulation revenues associated with our “fee for service” contracts with distributors and carriers should be presented on a gross basis, as opposed to on a net basis, as we are established as the primary obligor through subscriber agreements.  The difference in presentation results in delivery costs associated with these contracts being reported as other operating expenses, rather than as a reduction in circulation revenues, in our condensed consolidated statements of operations.  This correction resulted in an increase to circulation revenues and equivalent increases to other operating expenses of $18.9 million and $58.1 million in the quarter and nine months ended September 23, 2012, respectively.  We believe this correction is not material to our previously issued financial statements for prior periods.  There is no impact to the previously reported operating income, net income, net income per common share or cash flows from operating activities in any of the periods presented.

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

Long-term debt.  The fair value of long-term debt is determined using quoted market prices and other inputs that were derived from available market information including the current market activity of our publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At September 29, 2013, the estimated fair value and carrying value of long-term debt was $1.5 billion.

Intangible Assets and Goodwill

Intangible assets (primarily advertiser lists, subscriber lists and developed technology) and goodwill consisted of the following:

	December 30,	Acquired	Amortization	September 29,
(in thousands)	2012	Assets	Expense	2013
Intangible assets subject to amortization	$834,961	$500	—	$835,461
Accumulated amortization	(510,546)	—	$(42,877)	(553,423)
	324,415	500	(42,877)	282,038
Mastheads	203,587	—	N/A	203,587
Goodwill	1,012,011	903	N/A	1,012,914
Total	$1,540,013	$1,403	$(42,877)	$1,498,539

During the nine months ended September 29, 2013, we completed a small acquisition, which is reflected in goodwill and intangible assets subject to amortization.

Amortization expense with respect to intangible assets is summarized below:

	Quarter Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
(in thousands)	2013	2012	2013	2012
Amortization expense	$14,375	$14,251	$42,877	$42,811

The estimated amortization expense for the remainder of fiscal year 2013 and the five succeeding fiscal years is as follows:

Amortization Expense
Year	(in thousands)
2013 (remainder)	$14,304
2014	52,757
2015	48,086
2016	47,721
2017	48,552
2018	46,977

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

(in thousands)	Minimum Pension and Post- Retirement Liability	Other Comprehensive Loss Related to Equity Investments	Total
Beginning balance - December 30, 2012	$(473,448)	$(7,868)	$(481,316)
Other comprehensive income (loss) before reclassifications	—	(666)	(666)
Amounts reclassified from AOCL	10,160	—	10,160
Other comprehensive income (loss)	10,160	(666)	9,494
Ending balance - September 29, 2013	$(463,288)	$(8,534)	$(471,822)

	Amount Reclassified from AOCL (in thousands)
	Quarter Ended	Nine Months Ended
	September 29,	September 29,	Affected Line in the Condensed
AOCL Component	2013	2013	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$5,645	$16,933	Compensation
	(2,258)	(6,773)	Provision for income taxes
	$3,387	$10,160	Net of tax

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

	Quarter Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
(shares in thousands)	2013	2012	2013	2012
Anti-dilutive stock options	4,990	6,654	4,936	6,322

Cash Flow Information

Cash paid for interest and income taxes consisted of the following:

	Nine Months Ended
	September 29,	September 23,
(in thousands)	2013	2012
Interest paid (net of amount capitalized)	$82,990	$139,437
Income taxes paid (net of amounts received)	13,202	35,945

As of September 29, 2013, other non-cash financing activities included the release of $238.1 million for the financing obligation related to the Miami property transaction because we no longer have a continuing involvement with the Miami property (see Note 3).  As of September 29, 2013, other non-cash investing activities included the release of $227.7 million from property, plant and equipment (“PP&E”), which also relates to the conclusion of the Miami property transaction.  In addition, other non-cash financing activities as of September 29, 2013 and September 23, 2012, related to purchases of PP&E on credit, were $0.4 million and $3.6 million, respectively.

Recently Adopted Accounting Pronouncements

During the first quarter of 2013, we adopted the Financial Accounting Standards Board (“FASB”) accounting standards update (“ASU”) issued in February 2013. The ASU requires new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. Accordingly, we have presented reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations in the notes to our condensed consolidated financial statements.

During the first quarter of 2013, we adopted the FASB ASU issued in July 2012.  The ASU provides new guidance on annual impairment testing of indefinite-lived intangible assets. The ASU allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The adoption of this standard did not impact our condensed consolidated financial statements.

2.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	September 29,	December 30,
Company	Interest	2013	2012
CareerBuilder, LLC	15.0	$223,401	$210,365
Classified Ventures, LLC	25.6	90,778	69,907
HomeFinder, LLC	33.3	1,535	2,573
Wanderful Media	12.2	3,094	2,551
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27.0	9,390	11,375
Other	Various	2,983	2,832
		$331,181	$299,603

In September 2013, Classified Ventures, LLC announced its intention to explore strategic alternatives for its Apartments.com business.

During the nine months ended September 29, 2013, our proportionate share of net income from certain investees listed in the table above was greater than 20% of our condensed consolidated net income before taxes. Summarized condensed financial information, as provided to us by these certain investees, is as follows:

	Nine Months Ended
	September 29,	September 23,
(in thousands)	2013	2012
Net revenues	$979,034	$913,688
Operating income	180,120	160,934
Net income	181,791	158,536

3.  MIAMI LAND AND BUILDING

On January 31, 2011, our contract to sell certain land in Miami (“Miami Contract”) terminated pursuant to its terms because the buyer (“developer”) did not consummate the transaction by the closing deadline in the contract. Under the terms of the Miami Contract, we were entitled to receive a $7.0 million termination fee and we filed a claim against the developer to obtain the payment. As of September 29, 2013, we have settled the claim for an undisclosed amount.

On May 27, 2011, we sold 14.0 acres of land in Miami, including a building, which held the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million (“Miami property”). Approximately 9.4 acres of this Miami property was previously subject to the terminated Miami Contract discussed above. We received cash proceeds of $230.0 million as a result of the sale. The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of our Miami operations. In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

In connection with the sale transaction, The Miami Herald Media Company continued to operate from its existing location, at the Miami property, through May 2013 rent-free. As a result of our continuing involvement in the Miami property and because we did not pay rent during this period, the sale was treated as a financing transaction. Accordingly, we continued to depreciate the carrying value of the building until our operations were moved. In addition, we recorded a $236.0 million liability (in financing obligations) equal to the sales proceeds received of $230.0 million plus the $6.0 million received from the escrow account for reimbursement of moving expenses. We were imputing rent based on comparable market rates, which was reflected as interest expense until the operations were moved. As of the end of May 2013, we moved all of our Miami operations to a new site in Doral, Florida and no longer have a continuing involvement with the Miami property. As a result, in the quarter and nine months ended September 29, 2013, we recognized a gain of $2.9 million and $12.9 million, respectively, on the Miami transaction, which is recorded in non-operating (expense) income in our condensed consolidated statement of operations.  We also released our financing obligation and PP&E from our condensed consolidated balance sheet during the quarter ended June 30, 2013, as described in Note 1, “Significant Accounting Policies” Cash Flow Information.

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

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

		Carrying Value
	Face Value at September 29,	September 29,	December 30,
(in thousands)	2013	2013	2012
Notes:
9.00% senior secured notes due in 2022	$900,000	$900,000	$910,000
11.50% senior secured notes due in 2017	—	—	83,016
4.625% notes due in 2014	28,965	28,422	64,326
5.750% notes due in 2017	261,298	251,647	273,559
7.150% debentures due in 2027	89,188	83,585	83,291
6.875% debentures due in 2029	276,230	257,074	256,154
Long-term debt	$1,555,681	$1,520,728	$1,670,346
Less current portion		—	83,016
Total long-term debt, net of current		$1,520,728	$1,587,330

Our outstanding notes are stated net of unamortized discounts, if applicable, totaling $35.0 million and $41.2 million as of September 29, 2013 and December 30, 2012, respectively.

Debt Repurchases

During the nine months ended September 29, 2013, we redeemed or repurchased a total of $155.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions, as follows:

(in thousands)	Face Value
11.50% senior secured notes due in 2017	$83,595
9.00% senior secured notes due in 2022	10,000
4.625% notes due in 2014	37,473
5.750% notes due in 2017	24,840
Total notes redeemed or repurchased	$155,908

We redeemed or repurchased all of these notes at a price greater than par value and wrote off historical discounts related to these notes, which resulted in a loss on extinguishment of debt of $0.9 million and $13.6 million in the quarter and nine months ended September 29, 2013, respectively. During the nine months ended September 23, 2012, we repurchased $70.5 million aggregate principal amount of outstanding notes. We repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes we repurchased, resulting in a net gain on the extinguishment of debt. The gain was offset by the write-off of fees related to the amendment of the Second Amended and Restated Credit Agreement.  These combined events resulted in a net gain on the extinguishment of debt of $6.1 million for the nine months ended September 23, 2012. No notes were repurchased during the quarter ended September 23, 2012.

Credit Agreement

In connection with the issuance of the 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”) discussed below, we entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012. The Credit Agreement provides for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and has a maturity date of December 18, 2017. Our obligations under the Credit Agreement are secured by a first-priority security interest in certain of our assets as described below. As of September 29, 2013, there were no outstanding draw downs and $41.1 million face amount of letters of credit were outstanding under the Credit Agreement.

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

Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Senior Secured Notes due in 2017 (“11.50% Notes”) in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In connection with this cash tender offer for our 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. In the nine months ended September 29, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of debt of approximately $9.6 million related to the redemption.

Our 9.00% Notes were issued in a private placement.  In July 2013, the original 9.00% Notes (and associated guarantees) were exchanged for new 9.00% Notes (and associated guarantees) that have terms substantially identical to the original notes except that the 9.00% Notes issued in the exchange are not subject to transfer restrictions.

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

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of September 29, 2013, and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 and a consolidated interest coverage ratio of at least 1.50 to 1.00. As of September 29, 2013, we were in compliance with all financial debt covenants.

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

5.  EMPLOYEE BENEFITS

We maintain a frozen noncontributory qualified defined benefit pension plan (“Pension Plan”) which covers certain eligible employees.  No new participants may enter the Pension Plan and no further benefits will accrue.  However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide certain key employees with additional retirement benefits.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The elements of retirement expense are as follows:

	Quarter Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
(in thousands)	2013	2012	2013	2012
Pension plans:
Service cost	$1,386	$1,385	$4,159	$4,155
Interest cost	21,149	22,974	63,447	68,923
Expected return on plan assets	(25,263)	(26,940)	(75,790)	(80,820)
Prior service cost amortization	4	4	11	11
Actuarial loss	6,389	3,172	19,168	9,515
Net pension expense	3,665	595	10,995	1,784
Net post-retirement credit	(624)	(157)	(1,873)	(472)
Net retirement expense	$3,041	$438	$9,122	$1,312

In addition, we provide for or subsidize post-retirement health care and certain life insurance benefits for certain eligible employees and retirees, and we have a deferred compensation plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We temporarily suspended our matching contribution to the 401(k) plan in 2009 and as of September 29, 2013, we have not reinstated that benefit.

In January 2013 and January 2012, we contributed $7.5 million and $40.0 million, respectively, of cash to the Pension Plan.  We do not intend to make any additional material contributions to the Pension Plan during the remainder of fiscal year 2013.

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

As of September 29, 2013, we had $41.1 million of standby letters of credit secured under the Credit Agreement (see Note 4 for further discussion).

7.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the nine months ended September 29, 2013:

		Weighted Average
	RSUs	Grant Date Fair Value
Nonvested - December 30, 2012	1,102,000	$2.98
Granted	648,150	$2.61
Vested	(485,000)	$3.72
Forfeited	(24,950)	$2.48
Nonvested - September 29, 2013	1,240,200	$2.50

The total fair value of the RSUs that vested during the nine months ended September 29, 2013 was $1.3 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the nine months ended September 29, 2013:

		Weighted	Aggregate
		Average	Intrinsic
	Options/	Exercise	Value
	SARs	Price	(in thousands)
Outstanding December 30, 2012	6,194,500	$11.45	$1,846
Granted	775,000	$2.46
Exercised	(522,750)	$1.71	$819
Forfeited	(44,000)	$3.27
Expired	(101,750)	$38.53
Outstanding September 29, 2013	6,301,000	$10.77	$1,605

For the nine months ended September 29, 2013, the following weighted average assumptions were used to estimate the fair value of the SARs granted:

Nine Months Ended
September 29,
2013
Expected life in years	4.51
Dividend yield	NIL
Volatility	1.08
Risk-free interest rate	0.76%
Weighted average exercise price of SARs granted	$2.46
Weighted average fair value of SARs granted	$1.85

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. At September 29, 2013, we had five stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report is summarized below:

	Quarter Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
(in thousands)	2013	2012	2013	2012
Stock-based compensation expense	$1,067	$940	$2,834	$2,734

8.  INCOME TAXES

During the quarter and nine months ended September 29, 2013, our income tax provision included rate adjustments and the benefit of the reversal of state tax reserves relating to the favorable settlements of state tax audits and state statute lapses.  During the quarter and nine months ended September 23, 2012, our income tax provision included the benefit of the reversal of state tax reserves relating to the favorable settlements of state tax audits and state statute lapses. These reserve reversals are the primary driver of the effective benefit rates for each period presented in 2012.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company (the “Company,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 29, 2013, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2012 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 6, 2013 and our Amendment No. 1 to our Form 10-K filed on June 21, 2013.

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

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation’s largest online jobs website, CareerBuilder.com, 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com, 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; and 12.2% of Wanderful Media, owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising. In September 2013, Classified Ventures, LLC announced its intention to explore strategic alternatives for its Apartments.com business.

Our primary sources of revenues are print and digital advertising, which accounted for 66.4% of our total revenues for quarter ended September 29, 2013 compared to 69.2% in quarter ended September 23, 2012. All categories of advertising (retail, national and classified) discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint advertising”) and/or advertising delivered digitally.

Circulation revenues accounted for 29.6% of our total revenues for the quarter ended September 29, 2013, compared to 26.7% in the quarter ended September 23, 2012. Our print newspapers are delivered by independent contractors and large distributors. Revenues from other sources, including among others, commercial printing and distribution revenues, constituted 4.0% of our total revenues in the quarter ended September 29, 2013, compared to 4.1% in the quarter ended September 23, 2012.

See “Results of Operations” section below for a discussion of our revenue performance and contribution by category for the quarters and nine months ended September 29, 2013 and September 23, 2012.

Recent Developments

Outsourcing Agreement

In October 2013, we entered into an outsourcing agreement to print one of our newspapers beginning in late February 2014.  As a result, we expect to incur non-cash charges, including accelerated depreciation and other charges related to our existing facilities and production equipment of up to $15 million in the fourth quarter of 2013.  We do not anticipate any material cash expenses during the fourth quarter of 2013 related to this agreement.

Completion of Sale of Real Property in Miami and Relocation

On May 27, 2011, we sold 14.0 acres of land in Miami, including the building which held the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million (“Miami property”). We received cash proceeds of $230.0 million as a result of the sale. The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of our Miami operations. In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

In connection with the sale transaction, The Miami Herald Media Company entered into a lease agreement with the buyer pursuant to which we continued to operate our Miami newspaper operations rent free from the existing location, at the Miami property, through May 2013, while our new facilities were being constructed. As a result of our continuing involvement in the Miami property and because we would not pay rent during this period, the sale was treated as a financing transaction. Accordingly, we continued to depreciate the carrying value of the building until our operations were moved. In addition, we recorded a $236.0 million liability (in financing obligations) equal to the sales proceeds received of $230.0 million plus the $6.0 million received from the escrow account for reimbursement of moving expenses. We were imputing rent based on comparable market rates, which was reflected as interest expense until the operations were moved. As of the end of May 2013, we moved all of our Miami operations to a new site in Doral, Florida and no longer have a continuing involvement with the Miami property. As a result, in the quarter and nine months ended September 29, 2013, we recognized a gain of $2.9 million and $12.9 million, respectively, on the Miami transaction, which is recorded in non-operating (expense) income in our condensed consolidated statement of operations.  We also released our financing obligation and property, plant and equipment (“PP&E”) from our condensed consolidated balance sheet during the quarter ended June 30, 2013, as described in Note 1, “Significant Accounting Policies,” Cash Flow Information.

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

Circulation Delivery Contract Accounting Correction

The quarter and nine months ended September 29, 2013 condensed consolidated financial information has been updated within the MD&A to reflect the effects of the correction more fully described in Note 1, “Significant Accounting Policies,” Circulation Delivery Contract Accounting Correction.

Results of Operations

We had net income in the quarter ended September 29, 2013 of $7.3 million, or $0.08 per share, compared to net income of $5.1 million, or $0.06 per share, in the quarter ended September 23, 2012.  We had a net income in the nine months ended September 29, 2013 of $6.3 million, or $0.07 per share, compared to net income of $29.9 million, or $0.35 per share, in the nine months ended September 23, 2012.

Revenues

The following table summarizes our revenues by category:

	Quarter Ended				Nine Months Ended
	September 29,	September 23,	$	%	September 29,	September 23,	$	%
(in thousands)	2013	2012	Change	Change	2013	2012	Change	Change
Advertising:
Retail	$94,798	$106,444	$(11,646)	(10.9)	$295,974	$328,493	$(32,519)	(9.9)
National	14,569	17,255	(2,686)	(15.6)	46,085	47,575	(1,490)	(3.1)
Classified:
Auto	19,346	20,420	(1,074)	(5.3)	57,951	61,454	(3,503)	(5.7)
Real estate	8,661	8,752	(91)	(1.0)	26,263	27,825	(1,562)	(5.6)
Employment	10,310	11,755	(1,445)	(12.3)	32,095	36,687	(4,592)	(12.5)
Other	16,378	17,988	(1,610)	(9.0)	50,489	53,346	(2,857)	(5.4)
Total classified	54,695	58,915	(4,220)	(7.2)	166,798	179,312	(12,514)	(7.0)
Direct marketing and other	30,800	29,409	1,391	4.7	90,779	88,972	1,807	2.0
Total advertising	194,862	212,023	(17,161)	(8.1)	599,636	644,352	(44,716)	(6.9)
Circulation	86,960	81,639	5,321	6.5	261,253	250,830	10,423	4.2
Other	11,788	12,670	(882)	(7.0)	36,619	37,965	(1,346)	(3.5)
Total revenues	$293,610	$306,332	$(12,722)	(4.2)	$897,508	$933,147	$(35,639)	(3.8)

During the quarter and nine months ended September 29, 2013, total revenues decreased 4.2% and 3.8%, respectively, compared to the same periods in 2012 primarily because of continued industry-wide declines in advertising revenues.  The continued weak economy and a secular shift in advertising demand from print to digital products are the principal causes of the change.  However, in the quarter and nine months ended September 29, 2013, decreases in total advertising revenues were partially offset by increases in circulation revenues.

Advertising Revenues

Total advertising revenues decreased 8.1% and 6.9% during the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012.  While declines during the period were widespread among various categories, the primary decreases in advertising revenues related to retail advertising and print classified advertising.  These decreases in advertising revenues were partially offset by increases in print direct marketing and in our digital advertising revenues.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarter Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2013	2012	2013	2012
Advertising:
Retail	48.6%	50.2%	49.4%	51.0%
National	7.5%	8.1%	7.7%	7.4%
Classified	28.1%	27.8%	27.8%	27.8%
Direct marketing and other	15.8%	13.9%	15.1%	13.8%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and nine months ended September 29, 2013, retail advertising revenues decreased 10.9% and 9.9%, respectively, compared to the same periods in 2012.  In the quarter ended September 29, 2013, compared to the same period in 2012, the decrease was primarily due to a decrease in ROP advertising revenues of 12.3% and a decrease in preprint advertising revenues of 9.1%.  In the nine months ended September 29, 2013, compared to the same period in 2012, the decrease was primarily due to a decrease in ROP advertising revenues of 12.3% and a decrease in preprint advertising revenues of 6.5%. The decreases in both the quarter and nine-month periods ended September 29, 2013 reflects lower ROP revenues in the retail department store category due to slower Spring and Labor Day holiday spending in 2013 compared to the same periods in 2012.

National:

National advertising revenues decreased 15.6% and 3.1% during the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012.  During the quarter ended September 29, 2013 compared to the same period in 2012, we experienced a 20.8% decrease in print national advertising and a 2.1% decrease in digital national advertising.  In the nine months ended September 29, 2013, print national advertising decreased 7.5% compared to the same period in 2012; however, we experienced a 8.5% increase in digital national advertising compared to the same period in 2012.  Decreases in total national advertising revenues for the quarter ended September 29, 2013 were led by decreases in the entertainment, banking and telecommunications categories.  Decreases in total national advertising revenues for nine months ended September 29, 2013 were led by the entertainment category and partially offset by increases in the banking and telecommunications categories.

Classified:

During the quarter and nine months ended September 29, 2013, classified advertising revenues decreased 7.2% and 7.0%, respectively, compared to the same periods in 2012. The print automotive and print and digital employment categories represented our largest declines in classified advertising during these periods, partially offset by an increase in the digital automotive category.  While the decreases in classified advertising revenues are partially a result of the weak economy, we believe that advertisers are increasingly using digital advertising, which is widely available from many of our competitors, instead of print advertising. During the quarter ended September 29, 2013, compared to the same period in 2012, we experienced a 13.5% decrease in print classified advertising, which was partially offset by an increase in digital classified advertising of 1.6%. During the nine months ended September 29, 2013, compared to the same period in 2012, we experienced a 12.9% decrease in print classified advertising, which was partially offset by an increase in digital classified advertising of 1.5%. The following is a discussion of the major classified advertising categories for the quarter and nine months ended September 29, 2013 as compared to the same periods in 2012:

•

Automotive advertising revenues decreased in the quarter and nine months ended September 29, 2013 by 5.3% and 5.7%, respectively.  Print automotive advertising revenues declined 24.1% and 23.2% in the quarter and nine months ended September 29, 2013, respectively. Digital automotive advertising revenues were up 10.8% and 10.3% in the quarter and nine months ended September 29, 2013, respectively.  These results reflect the continued migration of automotive advertising to digital platforms as well as the popularity of our Cars.com products with local auto dealerships.

•

Real estate advertising revenues decreased in the quarter and nine months ended September 29, 2013 by 1.0% and 5.6%, respectively.  Recently, real estate revenue trends reflect single-digit declines in year-over-year comparisons after years of double-digit declines, reflecting a limited recovery in the housing market.  Print real estate advertising revenues declined 4.9% and 9.1% in the quarter and nine months ended September 29, 2013, respectively, and digital real estate advertising revenues increased 5.6% and 0.6% in the quarter and nine months ended September 29, 2013, respectively, reflecting the shift of real estate to digital platforms.

•

Employment advertising revenues decreased in the quarter and nine months ended September 29, 2013 by 12.3% and 12.5%, respectively, reflecting a continued slow recovery in employment across all of our geographical markets.  Print employment advertising revenues declined 14.6% and 14.7% in the quarter and nine months ended September 29, 2013, while digital employment advertising revenues were down 10.3% and 10.7% in the quarter and nine months ended September 29, 2013, respectively.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising decreased in the quarter and nine months ended September 29, 2013, by 9.0% and 5.4%, respectively.  Print other classified advertising revenues declined 9.3% and 6.5% in the quarter and nine months ended September 29, 2013, respectively. Digital other classified advertising revenues were down 7.7% and up 1.4% in the quarter and nine months ended September 29, 2013, respectively.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 25.1% and 24.4% of total advertising revenues in the quarter and nine months ended September 29, 2013, respectively.  Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis.  In the quarter ended

September 29, 2013, total digital advertising revenues increased 1.0% to $49.0 million and in the nine months ended September 29, 2013, total digital advertising revenues increased 0.8% to $146.3 million, each compared to the same periods in 2012.  Digital-only advertising revenues totaled $29.7 million, an increase of 10.6%, and $85.3 million, an increase of 9.1%, in the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012. The increases in digital-only advertising reflect the secular shift in advertising demand from print to digital products.  We expect this trend to continue as advertisers continue to look for cost-effective alternatives to print advertising.  Digital advertising revenues sold in conjunction with print products declined 10.9% and 8.9% in the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012, as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues increased 4.7% and 2.0% during the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012.  We continue to experience growth in revenues from our “Sunday Select” product, a package of preprinted advertisements delivered to nonsubscribers upon request, which grew 9.6% and 11.9% in the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012.

Circulation Revenues

Circulation revenues increased 6.5% and 4.2% during the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012.  This increase in circulation revenues primarily reflects the implementation of our new digital subscription packages (“Plus Program”) in the fourth quarter of 2012, and was partially offset by lower print circulation volumes.  The Plus Program provided $8.7 million and $22.6 million in incremental revenues during the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012, contributing to the growth in total circulation revenues. As expected, print circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change.  We expect the Plus Program to continue to positively impact our circulation revenues in future periods, and we will continue to look for new opportunities to increase circulation revenues.

Operating Expenses

Total operating expenses decreased 2.9% and 1.4% in the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012.  Operating expenses in these periods include employee severance as we continue to optimize our operations, accelerated depreciation on equipment, moving expenses primarily related to the relocation of our Miami newspaper operations and the write-off of production equipment at one newspaper in the nine months ended September 29, 2013. The following table summarizes operating expenses:

	Quarter Ended				Nine Months Ended
	September 29,	September 23,	$	%	September 29,	September 23,	$	%
(in thousands)	2013	2012	Change	Change	2013	2012	Change	Change
Compensation expenses	$105,239	$108,421	$(3,182)	(2.9)	$325,972	$329,156	$(3,184)	(1.0)
Newsprint, supplements and printing expenses	28,908	33,058	(4,150)	(12.6)	90,462	102,365	(11,903)	(11.6)
Depreciation and amortization expenses	27,491	30,741	(3,250)	(10.6)	87,856	92,304	(4,448)	(4.8)
Other operating expenses	104,401	101,633	2,768	2.7	313,588	305,933	7,655	2.5
	$266,039	$273,853	$(7,814)	(2.9)	$817,878	$829,758	$(11,880)	(1.4)

Miami relocation costs	$1,924	$3,947	$(2,023)	(51.3)	$11,401	$10,083	$1,318	13.1
Equipment write-off, net	$(249)	$—	$(249)	100.0	$2,981	$—	$2,981	100.0
Severance costs	$481	$2,250	$(1,769)	(78.6)	$1,567	$3,696	$(2,129)	(57.6)

Compensation expenses, which include the severance costs discussed above, decreased 2.9% and 1.0% in the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012.  Payroll expenses in the quarter and nine months ended September 29, 2013, decreased 6.7% and 3.8%, respectively, compared to the same periods in 2012.  This reflects a 3.8% decline in average full-time equivalent employees in both of those same periods.  Fringe benefits costs in the quarter and nine months ended September 29, 2013 increased 18.3% and 13.7%, respectively, compared to the same periods in 2012, primarily as a result of higher retirement costs related to our Pension Plan.

Newsprint, supplements and printing expenses decreased 12.6% and 11.6% in the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012.  During the quarter ended September 29, 2013 compared to the same period in 2012, newsprint expense declined 16.2% reflecting a 12.0% decrease in newsprint usage and a 4.8% decrease in newsprint prices.  For the nine months ended September 29, 2013 compared to the same period in 2012, newsprint expense declined 14.9%, reflecting an 11.7% decrease in newsprint usage and a 3.7% decrease in newsprint prices.

Depreciation and amortization expenses decreased 10.6% and 4.8% in the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012.  Other operating costs increased 2.7% and 2.5% in the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012.  The increase in the quarter and nine months ended September 29, 2013, reflect $1.8 million in expense related to the transition of one newspaper to fee-for service circulation delivery contracts. The increase in the nine months ended September 29, 2013, also reflects a write-off of approximately $3.0 million of production equipment.

Non-Operating Expenses

Interest Expense

Total interest expense decreased 15.6% and 8.8% in the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012. Interest expense related to debt decreased 13.6% and 15.1% during the quarter and nine months ended September 29, 2013 compared to the same periods in 2012, reflecting lower overall rates as a result of the refinancing of our 11.50% senior secured notes due in 2017 (“11.50% Notes”) (see Debt and Related Matters discussion below). Other fluctuations in total interest expense were primarily due to the reversal of $10.8 million of interest on tax reserves in the nine months ended September 23, 2012, due to certain state tax settlements and statute expiration benefits.

Equity Income

Total income from unconsolidated investments increased 19.2% and 29.6% during the quarter and nine months ended September 29, 2013, respectively, compared to the same periods in 2012 due to the continued growth in income from our internet-related investments.

Loss on Extinguishment of Debt

During the nine months ended September 29, 2013, we redeemed or repurchased $155.9 million aggregate principal amount of various series of our outstanding notes.  We redeemed or repurchased these notes at a price higher than par value and wrote off historical discounts related to these notes, which resulted in a loss on extinguishment of debt of $0.9 million and $13.6 million in the quarter and nine months ended September 29, 2013, respectively.  During the nine months ended September 23, 2012, we repurchased $70.5 million aggregate principal amount of outstanding notes.  We repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, resulting in a net gain on the extinguishment of debt of $6.1 million for the nine months ended September 23, 2012, respectively. No notes were repurchased during the quarter ended September 23, 2012.

Gain on sale of Miami property

As discussed more fully in Recent Developments above, as of the end of May 2013, we have moved all of our Miami operations to the new site in Doral, Florida, and no longer have a continuing involvement with the Miami property. As a result, we recognized a gain of $2.9 million and $12.9 million on the transaction in the quarter and nine months ended September 29, 2013, respectively.

Income Taxes

We recorded an income tax provision of $2.9 million and $5.1 million for the quarter and nine months ended September 29, 2013, respectively.  The provision was lower than expected due to the inclusion in pre-tax income of certain discrete tax items, such as (i) the loss on the refinancing of our 11.50% Notes, (ii) certain asset disposals, and (iii) severance for the quarter and nine months ended September 29, 2013.  Excluding these items, the effective tax rate was 40.9% and 41.0% for the quarter and nine months ended September 29, 2013, respectively, and is higher than the federal statutory rate of 35% due primarily to state taxes, including certain state taxes that do not vary with net income.

In the quarter and nine months ended September 23, 2012, we recorded an income tax benefit of $0.6 million and $6.0 million, respectively.  The benefit largely reflects the reversal of state tax reserves for favorable settlements of state tax issues, statute closures and to a lesser degree, lower taxes on discrete tax items.  Excluding these items the effective benefit rate was 43.3% and 43.0% in the quarter and nine months ended September 23, 2012, respectively, and is higher than the federal statutory rate of 35% due primarily to state taxes, including certain state taxes that do not vary with net income.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources

Our cash and cash equivalents were $45.4 million as of September 29, 2013, compared to $15.7 million of cash at September 23, 2012, and $113.1 million as of December 30, 2012.  The cash balance at December 30, 2012 reflects the receipt of distributions from our equity investments and proceeds from the issuance of the 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”), both of which were subsequently used to complete the debt refinancing as discussed below.

We expect that most of our cash generated from operations in the foreseeable future will be used to repay debt, fund our capital expenditures, invest in new revenue initiatives and enterprise-wide operating systems, and make required contributions to our qualified defined benefit pension plan (“Pension Plan”).  As of September 29, 2013, we had approximately $1.6 billion in total debt outstanding, consisting of $900 million aggregate principal amount of publicly-traded senior secured notes due 2022 and $655.7 million aggregate principal amount of unsecured publicly-traded notes maturing in 2014, 2017, 2027, and 2029.  We expect that we will need to refinance a significant portion of this debt prior to the scheduled maturity of such debt.  In addition, we expect to use our cash from operations from time to time to opportunistically repurchase our outstanding debt prior to the scheduled maturity of such debt and/or reduce our debt through debt exchanges, privately negotiated transactions or similar transactions.  We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Nine Months Ended
	September 29,	September 23,	$
(in thousands)	2013	2012	Change
Cash flows provided by (used in)
Operating activities	$114,619	$5,262	$109,357
Investing activities	(15,293)	(19,140)	3,847
Financing activities	(166,983)	(56,393)	(110,590)
Decrease in cash and cash equivalents	$(67,657)	$(70,271)	$2,614

Operating Activities:

We generated $114.6 million of cash from operating activities in the nine months ended September 29, 2013 compared to generating $5.3 million of cash from operating activities in the nine months ended September 23, 2012.  The increase in cash generated from operations is primarily due to the difference in contributions to our Pension Plan, as discussed below and the timing of accrued interest and net income tax payments and receipts.  In the nine months ended September 29, 2013, we had net payments of $13.2 million in income taxes compared to payments of approximately $35.9 million in the nine months ended September 23, 2012.  In addition, in the nine months ended September 29, 2013, we had a net payment of $83.0 million in accrued interest compared to the payment of approximately $139.4 million in the nine months ended September 23, 2012.

Pension Plan Matters

In the nine months ended September 29, 2013, we made a $7.5 million cash contribution to our Pension Plan to meet our required payment contributions for 2013, while in the nine months ended September 23, 2012 we made a $40.0 million cash contribution.

As of December 30, 2012, the projected benefit obligations of our Pension Plan exceeded plan assets by $587.9 million in our financial statements.  Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans under Internal Revenue Service (“IRS”) regulations.  The new legislation and calculation use historical averages of long-term highly-rated corporate bonds (within ranges as defined in the legislation), which has resulted in the application of a higher discount rate to determine the projected benefit obligations for funding and current long-term interest rates.

In addition, the Pension Relief Act of 2010 (“PRA”) provided relief with respect to the funding requirements of the Pension Plan.  Under the PRA, we elected an option that allows the required contributions related to our 2009 and 2011 plan years to be paid over 15 years.  As a result of these two legislative actions, we estimate that under IRS funding rules, the projected benefit obligation of our Pension Plan exceed plan assets by approximately $153.0 million at the end of calendar year 2012.

However, even with the relief provided by the two legislative rules discussed above, based on the current funding position of the Pension Plan, we expect future contributions will be required.

While amounts of future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Pension Plan and future government regulations, we estimate that a total of approximately $25 million will be required to be contributed to the Pension Plan in fiscal year 2014.  The timing and amount of these payments reflect actuarial estimates we believe to be reasonable but are subject to changes in estimates.  We believe cash flows from operations will be sufficient to satisfy our contribution requirements.

Investing Activities

We used $15.3 million of cash in investing activities in the nine month ended September 29, 2013, which was primarily due to the purchase of property plant and equipment for $26.5 million, partially offset by the return of an insurance-related deposit of $6.4 million.  We expect capital expenditures to be approximately $33 million in fiscal year 2013, including the capital expenditures related to the new Miami facilities.

Financing Activities

We used $167.0 million in financing activities in the nine months ended September 29, 2013.  During the period we repurchased $155.9 million of aggregate principal amount of bonds for $165.5 million in cash for the redemption of the 11.50% Notes and through privately negotiated repurchases of other series of notes.

Debt and Related Matters

Debt Repurchases

During the nine months ended September 29, 2013, we redeemed or repurchased a total of $155.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions, as follows:

(in thousands)	Face Value
11.50% senior secured notes due in 2017	$83,595
9.00% senior secured notes due in 2022	10,000
4.625% notes due in 2014	37,473
5.750% notes due in 2017	24,840
Total notes redeemed or repurchased	$155,908

We redeemed or repurchased all of these notes at a price greater than par value and wrote off historical discounts related to these notes, which resulted in a loss on extinguishment of debt of $0.9 million and $13.6 million for the quarter and nine months ended September 29, 2013, respectively. During the nine months ended September 23, 2012, we repurchased $70.5 million aggregate principal amount of outstanding notes. We repurchased most of these notes at a price lower than par value and wrote off historical discounts related to the notes we repurchased, resulting in a net gain on the extinguishment of debt of $6.1 million for the nine months ended September 23, 2012. No notes were repurchased during the quarter ended September 23, 2012.

Credit Agreement

In connection with the issuance of the 9.00% Notes, discussed below, we entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012. The Credit Agreement provides for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and has a maturity date of December 18, 2017. Our obligations under the Credit Agreement are secured by a first-priority security interest in certain of our assets as described below. As of September 29, 2013, there were no outstanding draw downs and $41.1 million face amount of letters of credit were secured under the Credit Agreement.

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

Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Notes, in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In connection with the tender offer of the 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. In the nine months ended September 29, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of this debt of approximately $9.6 million.

Our 9.00% Notes were issued in a private placement.  In July 2013, the original 9.00% Notes (and associated guarantees) were exchanged for new 9.00% Notes (and associated guarantees) that have terms substantially identical to the original notes except that the 9.00% Notes issued in the exchange are not subject to transfer restrictions.

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

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of September 29, 2013 and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 and a consolidated interest coverage ratio of at least 1.50 to 1.00.

At September 29, 2013, our consolidated leverage ratio (as defined in the Credit Agreement) was 4.59 to 1.00, our consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.55 to 1.00 and we were in compliance with all of our financial covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. We will continue to optimize operations and/or reduce debt to maintain compliance with our covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture). As of September 29, 2013, we estimated that we had approximately $339.3 million available under our restricted payments basket which could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors.

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

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K, other than those resulting from the changes in the principal and interest payments on outstanding debt as described in the Debt and Related Matters section above.  As of September 29, 2013, future principal and interest payments on outstanding debt were as follows:

	Payments Due By Period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt principal	$1,555,681	$ —	$ 28,965	$261,298	$1,265,418
Interest on long-term debt	1,218,431	122,732	243,455	227,760	624,484
Total	$2,774,112	$122,732	$272,420	$489,058	$1,889,902

Off-Balance-Sheet Arrangements

As of September 29, 2013, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 29, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The McClatchy Company
(Registrant)

November 7, 2013	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

November 7, 2013	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed