Form 10-K
period 2013-12-29
MCCLATCHY CO
filed 2014-03-06
CIK 1056087

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 29, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-9824

The McClatchy Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2080478 (I.R.S. Employer Identification No.)
2100 Q Street, Sacramento, CA (Address of principal executive offices)	95816 (Zip Code)

916-321-1844 Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

Based on the closing price of the registrant's Class A Common Stock on the New York Stock Exchange on June 30, 2013 the last business day of the registrant's second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $142.7 million. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding as of February 21, 2014:

Class A Common Stock	61,836,672
Class B Common Stock	24,585,962

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 15, 2014, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

ITEM 1.               BUSINESS

Overview

The McClatchy Company (the "Company," "we," "us" or "our") is a leading local media company that provides both print and digital news and advertising services in the markets we serve. We have more than a century and a half of experience in mass and targeted media with our origins in the California Gold Rush era of 1857. Originally incorporated in California as McClatchy Newspapers, Inc., our three original California newspapers — The Sacramento Bee, The Fresno Bee and The Modesto Bee — were the core of our business until 1979, when we began to diversify geographically outside of California. At that time, we purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri-City Herald in southeastern Washington. In 1986, we purchased The (Tacoma) News Tribune and in 1987, we reincorporated in Delaware. We expanded into the Carolinas when we purchased newspapers in South Carolina in 1990 and The News and Observer Publishing Company in North Carolina in 1995. In 2006, we acquired Knight-Ridder, Inc., retaining 20 daily papers and significant digital assets.

As one of the largest newspaper companies in the United States, based upon daily circulation, our operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. Our newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 29, 2013 ("fiscal year 2013"), we had an average paid daily circulation of 1.9 million and Sunday circulation of 2.7 million. We also operate local websites in each of our markets that complement our newspapers and extend our audience reach. Our owned newspapers include, among others, the (Fort Worth) Star-Telegram, The Sacramento Bee, The Kansas City Star, the Miami Herald, The Charlotte Observer, and The (Raleigh) News & Observer.

Our newspapers are located in 29 growth markets across the United States. The business is operated across six operating regions: California, Florida, Texas, Southeast, Midwest and Northwest. For the year ended December 29, 2013, no region represented more than 29% of total advertising revenue and no single newspaper represented more than 12.4% of total newspaper revenues. Overall, our markets are expected to achieve household growth faster than the national average from 2013-2018.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation's largest online job website, CareerBuilder.com; 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; and 12.2% of Wanderful Media, owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising. See the

Recent Developments discussion below in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

McClatchy is listed on the New York Stock Exchange under the symbol MNI.

Strategy

We are committed to a three-pronged strategy to grow our digital business and total revenues as a leading local media company:

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

Business Initiatives

Our local media businesses have undergone a period of tremendous structural and cyclical change. In order to maintain our position as a leading local media company and implement our strategies, we are focused on the following five major business initiatives:

Increasing and Diversifying Total Revenues

Advertising revenues comprise a large majority of our revenues, making the quality of our sales force of utmost importance. Advertising revenues were approximately 67.5% of consolidated net revenues in fiscal year 2013 and 69.9% in the year ended December 30, 2012 ("fiscal year 2012"). We have a local sales force in each of our markets and believe that these sales forces are generally larger than those of other local media outlets and websites in those markets. Our sales forces are responsible for delivering to advertisers the broad array of our advertising products, including print, digital and direct marketing products. Our advertisers range from large national retail chains to local automobile dealerships to small businesses and classified advertisers. To reach national advertisers, our newspapers work with national advertising representation firms and our corporate advertising department to develop relationships and make it easier for those large advertisers to place orders.

Increasingly, our emphasis has been on growing the breadth of products offered to advertisers, particularly our digital products and our direct marketing products, while expanding our relationships with smaller advertisers. For example, over the last several years we have expanded our "Sunday Select" program, which delivers a package of preprinted advertisements on Sunday to non-newspaper subscribers upon their request. Also we continue to offer our popular "Print and Deliver" program, which helps small advertisers create preprinted advertising inserts to reach customers near their stores. Our digital products and business are discussed in more detail below.

For fiscal year 2013, total digital and direct marketing advertising revenues represented 39.6% of total advertising revenues on a combined basis compared to 36.3% and 33.4% in fiscal year 2012 and the year ended December 25, 2011 ("fiscal year 2011"), respectively.

Circulation revenues approximated 28.5% of consolidated net revenues in fiscal year 2013 and 26.1% in fiscal year 2012. Our introduction of the Plus Program (discussed below) to drive digital circulation revenues has also helped diversify our revenues. Digital and direct marketing advertising, coupled with circulation and other revenues generated outside of traditional print and preprinted insert advertising, represented 59.2% of total revenue in fiscal 2013 compared to 55.5% and 52.9% in fiscal years 2012 and 2011, respectively.

Expanding McClatchy's Digital Business

We continue to be a newspaper industry leader in digital advertising revenues from newspaper websites as a percent of total advertising with 23.8% and 21.8% of advertising revenues coming from digital products in fiscal years 2013 and 2012, respectively. For fiscal year 2013, 59.3% of our digital advertising revenues came from advertisements placed only online; that is, they were not tied to a joint print buy, compared to 54.3% in fiscal year 2012. We believe this independent advertising revenue stream bodes well for the future of our digital business and is evidence of its importance as a delivery channel for advertisers.

In addition, our advertising revenues from digital advertising have increased every year for the past 12 years, excluding the 53rd week in fiscal year 2012 and despite weak economic conditions and structural changes in the delivery of advertising products to digital media. Our newspaper websites, e-mail projects, podcasts, mobile services and other electronic media enable us to engage our readers with real-time news and information that matters to them. During fiscal year 2013, our newspaper websites attracted an average of approximately 39.6 million unique visitors per month.

Our websites offer classified digital advertising products provided by companies in which we hold minority investment (as discussed above), including CareerBuilder.com for employment, Cars.com for autos and Apartments.com in the rental category.

We continue to pursue additional new digital products and offerings. Starting in mid 2012 and continuing through 2013, we launched impressLOCAL®, our proprietary comprehensive digital marketing solution for local small- and medium-size businesses, to all of our markets. By offering advertisers integrated packages including website customization, search engine marketing and optimization, social media presence and marketing services, and other multi-platform advertising opportunities, impressLOCAL® helps businesses improve the effectiveness of their marketing and advertising efforts.

We continue to offer dealsaver®, our proprietary daily deals service, across all of our markets. Unlike competitors, dealsaver® benefits from the promotional power of our local papers, their related websites and local sales forces. We have also partnered with several other leading media and publishing companies to form Wanderful Media, which provides Find n Save® with significant scale across all of our markets. Find n Save® is a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.

In fiscal year 2013, our mobile traffic was up 70.4% and accounted for 35.4% of all digital traffic we received on a monthly basis. We work hard to appeal to our mobile audience. In fiscal year 2013, we redesigned, improved and relaunched all of our apps for smartphones and tablets and introduced new apps publishing to Android devices for the first time. We are planning more upgrades to our mobile apps and websites in fiscal year 2014.

Video is another area that is increasing significantly, particularly with local media. In fiscal year 2014, we plan to expand the use of video in all of our digital products to both enhance the content that we bring to readers and viewers and also to compete for a growing advertising stream.

Increasingly, readers want to read and interact with our news and information in a number of different ways, at a number of different locations, at different times of the day and on the mobile devices of their choosing. This is both a challenge and opportunity for us to deliver content that meets our readers' needs in each one of these different environments. The complexity of that distribution requires a subscription program that is as flexible as the reading options

In late 2012, our newspapers successfully introduced new subscription packages ("Plus Program") for digital content that ended free, unlimited access to the newspapers' websites and certain mobile content. The Plus Program offers both a combined digital and print subscription and a digital-only subscription. The Plus Program provided $31.4 million in additional circulation revenues during fiscal year 2013, compared to $1.2 million in fiscal year 2012. The Plus Program digital-only subscriptions totaled 32,400 as of the end of fiscal year 2013.

Maintaining Our Commitment to Public Service Journalism

We believe that high-quality news content is the foundation of the mass reach necessary for the press to play its role in a democratic society. It is also the underpinning of our success in the marketplace.

We are committed to developing best-in-class journalism and local content. Our newspapers have received many national and regional awards from their peers for outstanding journalism, including 52 Pulitzer Prizes and the Robert F. Kennedy Journalism Award for coverage of human rights and social justice in each of the last five years and seven of the last nine years. In fiscal year 2013, our Washington D.C., bureau and our foreign correspondents were awarded a prestigious 2012 George Polk Award for our coverage of the conflict in Syria. Also, during fiscal year 2013, journalists at three of our newspapers, The Sacramento Bee, The Charlotte Observer and The (Raleigh) News & Observer, were finalists for 2013 Pulitzer Prizes. In February 2014, The Sacramento Bee was awarded the esteemed 2013 George Polk Award for its coverage of a Las Vegas psychiatric hospital's practice of shipping patients to cities across the country via one-way bus tickets.

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

Daily newspaper paid circulation volumes were down 5.5% compared to fiscal year 2012 reflecting, in part, subscription price changes due to the Plus Program at all of our newspapers during fiscal year 2013, which negatively affected circulation volumes. Circulation volumes are also impacted by fragmentation of audiences faced by all media, including our own Plus Program digital-only subscriptions, as available media outlets proliferate and readership trends change. However, our Sunday circulation was up 0.1% in fiscal year 2013 compared with fiscal year 2012.

Our digital audience continues to show growth, with average monthly unique visitors at our newspapers' websites in fiscal year 2013 up 2.2% from fiscal year 2012. In addition, all our websites offer mobile-friendly versions for smartphones, and our newspapers' content is available on e-readers, tablets and other mobile devices.

We also reach audiences through our direct marketing products. We distributed 679,800 Sunday Select packages, which are a package of preprinted advertisements generally delivered on Sunday to non-newspaper subscribers upon their request. We also distribute thousands of email alerts, including editorial and advertising content, dealsaver® alerts and other alerts to subscribers and non-subscribers in our markets which supplement the reach of our print and digital subscriptions.

To remain the leading local media company for the communities we serve and a must-buy for advertisers, we are focused on maintaining a broad reach of print and digital audiences in each of our markets. We will continue to refine and strengthen our print platform, but our growth increasingly comes from our digital products and the beneficial impact those products have on the total audience we deliver for our advertisers.

Focusing on Cost Efficiencies While Investing for the Future

While continuing to maintain our core business in news, advertising sales and digital business, we also need to focus on cost efficiencies. The ongoing structural and cyclical changes in our markets demands that we respond by reengineering and structuring our operations to achieve an efficient and sustainable cost structure. Over the past six years, we have substantially lowered our cost structure through workforce reductions, optimizing technology and maximizing printing, distribution and content efficiencies, all while maintaining profitability at each of our newspapers.

Compensation expense is the largest component of our cash operating expenses. Technology increasingly is giving us the opportunity to operate more efficiently and reduce staff and related compensation expense. We actively look for opportunities to realize efficiencies by outsourcing and centralizing certain functions such as production, circulation, finance, information systems, customer call centers and advertising operations.

For example, 14 of our newspapers are printed through outsourcing arrangements with nearby newspapers owned by us or other companies. In other cases, we are the "printing hub" in a given region and we in-source printing from nearby newspapers to maximize the use of our existing press capacity and generate additional revenues. During the fourth quarter of fiscal year 2013, we announced that we had reached an agreement with The Dallas Morning News to begin printing the (Fort Worth) Star-Telegram in February 2014. Separately, in January 2014 we bought the Dow Jones production facility and related equipment in Charlotte, N.C. where we will move the production of The Charlotte Observer newspaper while also printing Dow Jones publications.

We also believe using technology is an important component of our ability to continue to operate cost-effectively and to invest in our business for the future. Much of that technology is employed behind the scenes — with a digital publishing system that can distribute news content to any number of platforms and new systems to support circulation and advertising in the digital environment. We are in the second year of a several year process of rolling out these new systems at our newspapers and investing in new products such as impressLOCAL®, which provides online marketing to small and medium size businesses. As a result, expenses in fiscal year 2013 included approximately $9.2 million related to implementing new enterprise-wide systems and new digital products, even while we held other operating costs below the fiscal year 2012 operating costs (adjusted for the extra week in fiscal year 2012).

Our newspaper operations have emphasized other changes in our business that are generally preferred or acceptable to our audiences and advertisers, such as reducing the width of newspapers or reducing unprofitable circulation that reaches areas outside of a newspaper's core market. However, our efforts are focused on quality content production, effective sales efforts and growing our digital operations.

Other Operational Information

Each of our newspapers is largely autonomous in our local advertising and editorial operations in order to meet most effectively the needs of the particular community it serves.

We have two operating segments. Each segment consists primarily of a group of newspapers and related businesses reporting to segment managers that are aggregated into a single reportable segment. One operating segment consists primarily of our newspaper operations in California, the Northwest and Texas while the other operating segment consists primarily of newspaper operations in the Southeast, Florida and the Midwest. Publishers of each of the newspapers make the day-to-day decisions and report to vice presidents (segment managers). The segment managers are responsible for implementing the operating and financial plans at each of the newspapers within their respective operating segment. The corporate managers, including executive officers, set the basic business, accounting, financial and reporting policies.

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

Our newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year, reflecting the spring holidays and the Thanksgiving and Christmas holidays, respectively. The first and third quarters, when holidays are not prevalent, are historically the slowest quarters for revenues and profits.

The following table summarizes the circulation of each of our daily newspapers. These circulation figures are reported on our fiscal year basis and are not meant to reflect Alliance for Audited Media ("AAM") (formerly Audit Bureau of Circulations) reported figures. However, some of our fiscal year 2012 circulation volumes have been updated to reflect additional publications, which are now allowed under AAM reporting rules and which we now track for management purposes.

	2013		2012
Circulation by Newspaper	Daily	Sunday	Daily	Sunday
The Sacramento Bee	193,570	311,329	196,519	259,957
(Fort Worth) Star-Telegram	188,342	295,269	201,584	271,876
The Kansas City (Missouri) Star	177,073	265,320	192,304	286,200
The Charlotte Observer	133,651	184,224	142,871	200,241
Miami Herald	131,665	193,596	138,148	194,548
The (Raleigh) News & Observer	119,923	171,678	124,981	184,982
The Fresno Bee	100,945	154,530	107,815	165,137
Lexington Herald-Leader	75,833	97,458	84,715	108,430
The (Tacoma) News Tribune	67,517	117,318	74,968	98,155
The Wichita Eagle	61,029	84,183	66,072	91,621
The (Columbia, SC) State	59,500	121,690	65,883	120,687
The Modesto Bee	58,084	64,878	58,040	69,933
Anchorage Daily News	52,028	45,753	44,902	46,354
El Nuevo Herald (Miami, FL)	51,627	67,145	53,237	68,492
Idaho Statesman (Boise)	44,875	63,292	47,328	70,335
Belleville (Illinois) News-Democrat	38,168	65,231	43,901	55,769
The (Macon, GA) Telegraph	36,681	54,081	40,342	60,554
The (Myrtle Beach, SC) Sun News	32,402	43,774	34,219	46,860
The (San Luis Obispo, CA) Tribune	30,745	40,806	32,948	36,783
(Biloxi, MS) Sun Herald	28,942	37,795	31,939	36,860
The Bradenton (Florida) Herald	28,616	39,900	30,707	41,768
(Columbus, GA) Ledger-Enquirer	28,093	36,601	30,091	38,614
Tri-City (Washington) Herald	26,244	31,649	28,272	34,194
The Island Packet (Hilton Head, SC)	20,022	22,649	18,992	21,881
The Olympian (Washington)	19,921	34,903	22,271	27,201
The (Rock Hill, SC) Herald	18,117	21,853	19,420	23,477
(State College, PA) Centre Daily Times	17,372	23,198	18,043	24,467
The Bellingham (Washington) Herald	16,333	19,695	16,328	20,246
Merced (California) Sun-Star	14,132	—	12,401	—
The Beaufort (South Carolina) Gazette	8,475	8,750	9,224	9,477

Our print newspapers are delivered by independent contractors and large distributors.

Other Operations

We also have ownership interests and investments in unconsolidated companies and joint ventures. This includes ownership in premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation's largest online job website, CareerBuilder.com; 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; and 12.2% owner of Wanderful Media, owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising. See the Recent Developments discussion below in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We capture significant value from our digital investments, including Classified Ventures and CareerBuilder, which along with other important investments provided us with $42.4 million of cash distributions in fiscal year 2013.

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

We own 49.5% of the voting stock and 70.6% of the nonvoting stock of The Seattle Times Company. The Seattle Times Company owns The Seattle Times newspaper, weekly newspapers in the Puget Sound area and daily newspapers located in Walla Walla and Yakima, Washington, and all of their related websites and mobile applications.

In addition, we own a 27.0% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership, which owns and operates a newsprint mill in the state of Washington.

Raw Materials

During fiscal year 2013, we consumed approximately 139,000 metric tons of newsprint compared to 159,000 metric tons in fiscal year 2012 for our operations. The decrease in tons consumed was primarily due to lower print advertising sales and print circulation volumes. We currently obtain a majority of our supply of newsprint from Ponderay and SP Fiber Technologies (successor to SP Newsprint Co.), as well as a number of other suppliers, primarily under long-term contracts. We have a purchase commitment for 2014 of 81,648 metric tons of newsprint from SP Fiber Technologies.

Our earnings are sensitive to changes in newsprint prices. Newsprint expense accounted for 7.8% of total operating expenses in fiscal year 2013 and 9.2% in fiscal year 2012. However, because we have an ownership interest in Ponderay, an increase in newsprint prices, while negatively affecting our operating expenses, would increase the earnings from our share of this investment, therefore partially offsetting the increase in our newsprint expense. A decline in newsprint prices would have the opposite effect. Ponderay is also impacted by fluctuations in the cost of energy and fiber used in the paper-making process.

We estimate that we will use approximately 124,000 metric tons of newsprint in fiscal year 2014, depending on the level of print advertising, circulation volumes and other business considerations. We purchased approximately 109,000 metric tons of newsprint from Ponderay and SP Fiber Technologies in fiscal year 2013. See the discussion below; Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and the financial statements and accompanying notes for further discussion of the impact of these investments on our business.

We fully support recycling efforts. In fiscal year 2013, 97.6% of the newsprint used by our newspapers was made up of some recycled fiber; the average content was 61.6% recycled fiber. This translates into an overall recycled newsprint average of 60.2%. During fiscal year 2013, all of our newspapers collected and recycled press waste, newspaper returns and printing plates.

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

Our major daily newspapers are the primary general circulation newspaper in each of their respective markets. However, in recent years, newspapers have experienced difficulty maintaining or increasing print circulation levels because of a number of factors, including increased competition from other publications and other forms of media technologies available in various markets, including the internet and other new media formats that are often free for users and the proliferation of news outlets that fragments audiences. In addition, while our newspaper internet sites are generally the leading local sites in each of our major daily newspaper markets, based upon research conducted by us and various independent sources, we have noted changes in readership trends, including a shift of readers to the internet and mobile devices, and have experienced a continued shift of advertising to digital advertising. We face greater competition, particularly in the areas of employment, automotive and real estate advertising, from online competitors. To address the structural shift to digital media, our daily newspapers provide editorial content on a wide variety of platforms and formats — from our daily newspaper to leading local websites; on social network sites such as Facebook and Twitter; on smartphones and on e-readers; on websites and blogs; in niche online publications and in e-mail newsletters; through RSS (rich site summary) feeds and mobile applications. In fiscal year 2013, we redesigned, improved and relaunched all of our apps for smartphones and tablets and introduced new apps publishing to Android devices for the first time. More upgrades to our mobile apps and websites are planned in fiscal year 2014. In addition, our websites offer leading digital classified products such as CareerBuilder.com, Cars.com and Apartments.com and retail and national advertising on Find n Save® portals. We also operate dealsaver®, our proprietary daily deals service, in all of our markets.

Employees — Labor

As of December 29, 2013, we had approximately 7,080 full and part-time employees (equating to approximately 6,630 full-time equivalent employees), of whom approximately 6.3% were represented by unions. Most of our union-represented employees are currently working under labor agreements with expiration dates through 2015. We have no unions at 22 of our 30 daily papers.

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

Compliance with Environmental Laws

We use appropriate waste disposal techniques for items such as ink and other hazardous materials. As of December 29, 2013, we have $1.0 million in a letter of credit shared among various state environmental agencies and the U.S. Environmental Protection Agency to provide collateral related to existing or previously removed storage tanks. However, we do not currently have any significant environmental issues, and in fiscal years 2013, 2012 and 2011 had no significant expenses or capital expenditures related to environmental control facilities.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the U.S. Securities and Exchange Commission (the "SEC"). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Other information includes, among other things, our Corporate Governance Guidelines, charters for each committee of the Board of Directors, Code of Business Conduct and Ethics, and Senior Officers Code of Ethics. Such reports and other information we file with the SEC are available free of charge on our website at www.mcclatchy.com/investor_relations/ and such reports are available on the SEC's website. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Paper copies of any such filings and corporate governance documents are available free of charge upon request to The McClatchy Company, 2100 Q Street, Sacramento, CA 95816, Attn: Investor Relations. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be an inactive textual reference only.

ITEM 1A.            RISK FACTORS

We have significant competition in the market for news and advertising, which may reduce our advertising and circulation revenues in the future.

Our primary source of revenues is advertising, followed by circulation. In recent years, the advertising industry generally has experienced a secular shift toward digital advertising and away from traditional print media. Circulation volumes have also declined, reflecting general trends in the newspaper industry, including consumer migration toward digital media for news and information. The increasing number of digital media options available on the internet, through social networking tools and through mobile and other devices distributing news and other content, is expanding advertiser and consumer choices significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content. News aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by minimizing the need for the audience to visit our websites or use our digital applications directly. Online traffic is also driven by internet search results; therefore, such results are critical to our ability to compete successfully. Search engines frequently update and change the methods for directing search queries to web pages or change methodologies and metrics for valuing the quality and performance of internet traffic on delivering cost-per-click advertisements. The failure to successfully manage search engine optimization efforts across our businesses could result in significant decreases in traffic to our various websites, which could result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which could adversely affect our business, financial condition and results of operations. If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms. This increased competition for our advertisers and consumers has had and is expected to continue to have an adverse effect on our business and financial results, including negatively impacting revenues and operating income.

Our advertising revenues may decline due to weak general economic and business conditions.

The U.S. economy continues to be in a period of uncertainty. Certain aspects of the economy, including employment and consumer confidence, remain challenging. These challenging economic conditions have had and are expected to continue to have an adverse effect on our advertising revenues. To the extent these economic conditions continue or worsen our business and advertising revenues will be further adversely affected, which could negatively impact our operations and cash flows and our ability to meet the covenants in our debt agreements. Our advertising revenues will be particularly adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Consolidation across various industries, particularly large department stores and telecommunications companies, may also reduce our overall advertising revenues. In addition, seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate. Advertising revenues in the second and fourth quarters, which contain more holidays, are typically higher than in the first and third quarters, in which economic activity is generally slower. If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, we may not be able to increase or maintain our revenues for the year, which would have an adverse effect on our business and financial results.

To remain competitive, we must be able to respond to and exploit changes in technology, services and standards and changes in consumer behavior, and significant capital investments may be required.

Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of methods for delivery of news and other content and have resulted in a wide variety of consumer demands and expectations, which are also rapidly evolving. For example, the number of people who access online services through devices other than personal computers, including smartphones, handheld tablets and mobile devices has increased dramatically in the past few years and is projected to continue to increase. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business and financial results may be adversely affected.

Technological developments also pose other challenges that could adversely affect our revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control and the loss of a direct relationship with consumers. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates. We have noted changes in readership trends, including a shift of readers to mobile devices. A continued shift of readership to mobile devices without a corresponding increase in mobile advertising revenues could adversely affect our results in the future

Technological developments and any changes we make to our business model may require significant capital investments. We may be limited in our ability to invest funds and resources in digital products, services or opportunities and we may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure. Some of our existing competitors and new entrants may have greater operational, financial and other resources or may otherwise be better positioned to compete for opportunities and as a result, our digital businesses may be less successful, which could adversely affect our business and financial results.

If we are not successful in growing and managing our digital businesses, our business, financial condition and prospects will be adversely affected.

Our future growth depends to a significant degree upon the development and management of our digital businesses. The growth of our digital businesses over the long term depends on various factors, including, among other things, the ability to:

  •
  continue to increase digital audiences;

  •
  attract advertisers to our websites;

  •
  tailoring our product for mobile devices;

  •
  maintain or increase the advertising rates on our websites;

  •
  exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services; and

  •
  invest funds and resources in digital opportunities.

In addition, we expect that our digital business will continue to increase as a percentage of our total revenues in future periods. For the years ended December 29, 2013 and December 30, 2012, digital advertising revenues comprised 23.8% and 21.8%, respectively, of total advertising revenues. Digital-only advertising revenues increased 9.1% in fiscal year 2013, compared to fiscal year 2012. Total digital-only, which includes digital-only revenues from advertising and circulation, were up 11.6% in fiscal year 2013, compared to fiscal year 2012. As our digital business becomes a greater portion of our overall business, we will face a number of increased risks from managing our digital operations, including, but not limited, to the following:

  •
  structuring our sales force to effectively sell advertising in the digital advertising arena versus our historical print advertising business;

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

Continued economic uncertainty and the impact on our business or changes to our business and operations may result in goodwill and masthead impairment charges.

Due to business conditions, including lower revenues and operating cash flow and the economic uncertainty, we recorded masthead impairment charges of $5.3 million in fiscal year 2013. We also recorded masthead impairment charges of $2.8 million in fiscal year 2011 and $59.6 million in fiscal year 2008, and $3.0 billion of goodwill and masthead impairment charges in fiscal year 2007. We currently have goodwill of $1.0 billion. Further erosion of general economic, market or business conditions could have a negative impact on our business and stock price, which may require that we record additional impairment charges in the future.

Our business, reputation and results of operations could be negatively impacted by data security breaches and other security threats and disruptions.

Certain network and information systems are critical to our business activities. Network and information systems may be affected by cyber security incidents that can result from deliberate attacks or system failures. Threats include, but are not limited to, computer hackings, computer viruses, worms or other destructive or disruptive software, or other malicious activities. Our security measures may also be breached due to employee error, malfeasance, or otherwise. As a result of these breaches, an unauthorized party may obtain access to our data or our users' data or our systems may be compromised. These events evolve quickly and often are not recognized until after an attack is launched, so we may be unable to anticipate these techniques or to implement adequate preventative measures. Our network and information systems may also be compromised by power outages, fire, natural disasters, terrorist attacks, war or other similar events. There can be no assurance that the actions, measures and controls we have implemented will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. Although we have experienced cyber security incidents, to date none had a material impact on our financial condition, results of operations or liquidity. Nonetheless, these types of events are likely to occur in the future and such events could disrupt our operations or other third party information technology systems in which we are involved. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems, or infrastructure by employees, others with authorized access to our systems, or unauthorized persons could result in legal or financial liability or otherwise negatively impact our operations. They also could require significant management attention and resources, and could negatively impact our reputation among our customers, advertisers and the public, which could have a negative impact on our financial condition, results of operations or liquidity.

We are subject to significant financial risk as a result of our $1.56 billion in total consolidated debt.

As of December 29, 2013, we had approximately $1.56 billion in total principal indebtedness outstanding, including current portion of long-term debt of $28.9 million in 4.625% notes due in November 2014. This level of debt increases our vulnerability to general adverse economic and industry conditions and we will likely need to refinance our debt prior to its scheduled maturity. Higher leverage ratios, our credit ratings, adverse financial markets or other factors outside of our control could adversely affect our future ability to refinance maturing debt on commercially acceptable terms, or at all, or the ultimate structure of such refinancing.

Covenants in the indenture governing the notes and our other existing debt agreements will restrict our business.

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

We have significant financial obligations and in the future, we will need cash to repay our existing indebtedness and meet our other obligations. Our inability to generate sufficient cash to pay our obligations would adversely affect our business.

We may not be able to generate sufficient cash internally to repay all of our indebtedness at maturity or to meet our other obligations. As of December 29, 2013, we had approximately $1.56 billion of total indebtedness outstanding and approximately $41.1 million in face amount of letters of credit outstanding under the secured credit agreement. Of the $1.56 billion aggregate principal amount outstanding as of December 29, 2013; we have approximately $28.9 million of notes with an interest rate of 4.625% due in November 2014; approximately $261.3 million of notes with an interest rate of 5.750% due in 2017; $900 million of 9.00% Notes due in 2022; approximately $89.2 million of debentures with an interest rate of 7.150% due in 2027 and approximately $276.2 million of debentures with an interest rate of 6.875% due in 2029.

As of the end of fiscal year 2013, the projected benefit obligations of our qualified defined benefit pension plan ("Pension Plan") exceeded Pension Plan assets by $303.2 million. In January 2014, we contributed $25 million of cash to the Pension Plan. We expect this contribution will satisfy all of our required contributions in fiscal year 2014. While amounts of future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Pension Plan and future government regulations, we estimate that a total of approximately $23 million will be required to be contributed to the Pension Plan in fiscal year 2015. In addition, we have a limited number of supplemental retirement plans, which provide certain key employees with additional retirement benefits. These plans have no assets; however as of December 29, 2013, our projected benefit obligations of these plans was $113.4 million. These plans are on a pay-as-you-go basis.

Our ability to make payments on and to refinance our indebtedness, including the 9.00% Notes and our other series of outstanding notes, to make required contributions to the Pension Plan, to fund the supplemental retirement plans and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

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

Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations or our ability to refinance our existing debt. The terms of existing or future debt instruments, including the indenture governing the 9.00% Notes, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our outstanding debt.

We require newsprint for operations and, therefore, our operating results may be adversely affected if the price of newsprint increases or if we experience disruptions in our newsprint supply chain.

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 7.8% of our operating expenses in the year ended December 29, 2013. Accordingly, our earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

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

If we experience labor unrest, our ability to produce and deliver newspapers could be impaired in some locations. In addition, the results of future labor negotiations could harm our operating results. Our newspapers have not experienced a labor strike for decades. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 29, 2013, approximately 6.3% of full-time and part-time employees were represented by unions. Most of our union-represented employees are currently working under labor agreements, with expiration dates through 2015. We face collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, our operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations. In addition, our ability to make short-term adjustments to control compensation and benefits costs, rebalance our portfolio of businesses or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.

We may be required to make greater contributions to our qualified defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon our operations.

The projected benefit obligations of the qualified defined benefit pension plan ("Pension Plan") exceeded Pension Plan assets by $303.2 million as of December 29, 2013, a decrease of $284.7 million from December 30, 2012, primarily due to a favorable change in the discount rate. The value of the Pension Plan assets fluctuates based on many factors, including changes in interest rates and market returns. In January 2014, we contributed $25 million to the Pension Plan, reducing the underfunded obligation to $278.2 million.

The excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans. The new legislation and calculation uses historical averages of long-term highly-rated corporate bonds (within ranges as defined in the legislation) which have an impact of applying a higher discount rate to determine the projected benefit obligations for funding and current long-term interest rates. Also, the Pension Relief Act of 2010 ("PRA") provided relief in the funding requirements of the Pension Plan, and we elected an option that allows the funding related to our 2009 and 2011 plan years required contributions to be paid over 15 years. However, even with the relief provided by these legislative rules, we expect future contributions to be required. In addition, adverse conditions in the capital markets and/or lower long-term interest rates may result in greater annual contribution requirements, placing greater liquidity needs upon our operations.

We have invested in certain digital ventures, but such ventures may not be as successful as expected, which could adversely affect our results of operations.

We continue to evaluate our business and make strategic investments in digital ventures, either alone or with partners, to further our digital growth. We have, among others, investments with other partners in CareerBuilder LLC, which operates the nation's largest online job website, CareerBuilder.com; Classified Ventures, LLC, which operates Cars.com, Apartments.com and other classified websites; HomeFinder LLC, which operates the real estate website HomeFinder.com; and Wanderful Media, owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising. The success of these ventures may be dependent to an extent on the efforts of our partners. Further, our ability to monetize the investments and/or the value we may receive upon any disposition may depend on the actions of our partners. As a result, our ability to control the timing or process relating to a disposition may be limited, which could adversely affect the liquidity of these investments or the value we may ultimately attain upon disposition. If the value of the companies in which we invest declines, we may be required to record a charge to earnings. There can be no assurances that we will receive a return on these investments or that they will result in advertising growth or will produce equity income or capital gains in future years. See the Recent Developments discussion below in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Circulation volume declines could adversely affect our circulation and advertising revenues and circulation price increases could exacerbate declines in circulation volumes.

Advertising and circulation revenues are affected by circulation volumes and readership levels of our newspapers. In recent years, newspapers have experienced difficulty maintaining or increasing print circulation levels because of a number of factors, including:

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

We rely on third party vendors for various services and failure of any of those third parties to fulfill their obligations to us with quality and timeliness we expect, or if our relationship with such vendors is damaged, our business may be harmed.

We rely on third party vendors to provide various services such as printing and production, as well as information technology systems. We do not control the operation of these vendors. If any of these third party vendors terminates their relationship with us, or does not provide an adequate level of service, it would be disruptive to our business as we seek to replace the vendor or remedy the inadequate level of service. This disruption may adversely affect our operating results.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None

ITEM 2.               PROPERTIES

Our corporate headquarters are located at 2100 Q Street, Sacramento, California. At December 29, 2013, we had newspaper production facilities in 17 markets in 13 states. Subsequent to December 29, 2013, we outsourced our printing production of one of our newspapers in one state, leaving us with 16 markets in 12 states. Our facilities vary in size and in total occupy about 6.7 million square feet. Approximately 2.1 million of the total square footage is leased from others, while we own the properties for the remaining square footage. We own substantially all of our production equipment, although certain office equipment is leased.

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

ITEM 4.               MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The McClatchy Company's (the "Company," "we," "us" or "our") Class A Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "MNI". A small amount of Class A Common Stock is also traded on other exchanges. Our Class B Common Stock is not publicly traded. As of February 21, 2014, there were approximately 5,267 and 19 record holders of our Class A and Class B Common Stock, respectively. We believe that the total number of holders of our Class A Common Stock is much higher since many shares are held in street names. The following table lists the high and low prices of our Class A Common Stock as reported by the NYSE for each fiscal quarter of 2013 and 2012:

Fiscal Year 2013 Quarters Ended:	High	Low
March 31, 2013	$3.46	$2.17
June 30, 2013	$2.90	$2.13
September 29, 2013	$3.38	$2.29
December 29, 2013	$3.43	$2.75

Fiscal Year 2012 Quarters Ended:	High	Low
March 25, 2012	$3.04	$2.22
June 24, 2012	$2.96	$1.98
September 23, 2012	$2.42	$1.50
December 30, 2012	$3.45	$2.18

Dividends:

During fiscal year 2009, we suspended our quarterly dividend and therefore we have not paid any cash dividends since the first quarter of fiscal year 2009. The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors. Also, the amount of future dividends is governed by reaching certain leverage levels of earnings before interest, taxes, depreciation and amortization under our debt agreements.

Equity Securities:

During the year ended December 29, 2013, we did not sell any equity securities of the Company, which were not registered under the Securities Act of 1933, as amended. During the year ended December 29, 2013, we did not repurchase any equity securities.

Performance Graph:

The following graph compares the cumulative five-year total return attained by shareholders on The McClatchy Company's common stock versus the cumulative total returns of the S&P Midcap 400 index, a customized peer group composed of five companies ("New Peer Group") and a customized peer group composed of six companies used during the fiscal year ended December 30, 2012 ("Old Peer Group").

Our New Peer Group is customized to include five companies that are publicly traded with at least 40% of their revenues from newspaper publishing. This peer group includes: A.H. Belo Corp., E.W. Scripps Company, Gannett Co., Lee Enterprises Inc. and New York Times Company. In customizing the New Peer Group we removed Journal Communications Inc. that was included in Old Peer Group. This company was removed because it no longer has at least 40% of their revenues from newspaper publishing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The McClatchy Company, the S&P Midcap 400 Index,
Old Peer Group, and New Peer Group

    *$100 invested on 12/28/08 in stock or 12/31/08 in index, including reinvestment of dividends.
    Index calculated on month-end basis.

    Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Fiscal Years Ended:
	12/28/08	12/27/09	12/26/10	12/25/11	12/30/12	12/29/13
The McClatchy Company	$100	$533	$721	$357	$450	$501
S&P Midcap 400	$100	$137	$174	$171	$202	$269
Old Peer Group	$100	$207	$203	$171	$218	$391
New Peer Group	$100	$209	$203	$170	$219	$391

ITEM 6.               SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

(in thousands, except per share amounts)	December 29, 2013	December 30, 2012 (1)	December 25, 2011	December 26, 2010	December 27, 2009
REVENUES — NET:
Advertising	$838,419	$914,738	$956,305	$1,049,964	$1,143,129
Circulation	353,963	342,201	344,549	358,492	363,922
Other	49,855	52,700	51,000	52,492	50,199

	1,242,237	1,309,639	1,351,854	1,460,948	1,557,250
OPERATING EXPENSES:
Other operating expenses	977,748	998,228	1,026,211	1,088,661	1,215,849
Depreciation and amortization	122,408	125,275	121,528	133,404	142,889
Asset impairments	17,181	—	2,800	—	—

	1,117,337	1,123,503	1,150,539	1,222,065	1,358,738
OPERATING INCOME	124,900	186,136	201,315	238,883	198,512
NON-OPERATING (EXPENSE) INCOME:
Interest expense	(135,381)	(151,334)	(165,434)	(177,641)	(127,276)
Interest income	53	88	97	550	47
Equity income in unconsolidated companies, net	42,651	31,935	27,762	11,752	2,130
Gain (loss) on extinguishment of debt	(13,643)	(88,430)	(1,203)	(10,661)	44,117
Other — primarily Miami property gain and write-downs	12,938	—	—	(24,447)	(34,172)
Other — net	541	79	248	265	203

	(92,841)	(207,662)	(138,530)	(200,182)	(114,951)
Income from continuing operations before income tax provision (benefit)	32,059	(21,526)	62,785	38,701	83,561
Income tax provision (benefit)	13,256	(21,382)	8,396	5,601	26,800

NET INCOME FROM CONTINUING OPERATIONS	18,803	(144)	54,389	33,100	56,761
Income from discontinued operations, net of tax	—	—	—	3,083	(6,174)

NET INCOME (LOSS)	$18,803	$(144)	$54,389	$36,183	$50,587

Basic earnings per common share:
Income from continuing operations	$0.22	$—	$0.64	$0.39	$0.68
Discontinued operations, net of tax	—	—	—	0.04	(0.07)

Net income per basic common share	$0.22	$—	$0.64	$0.43	$0.61
Diluted earnings per common share:
Income from continuing operations	$0.22	$—	$0.63	$0.39	$0.68
Discontinued operations, net of tax	—	—	—	0.04	(0.07)

Net income per diluted common share	$0.22	$—	$0.63	$0.43	$0.61
Dividends per common share:	$—	$—	$—	$—	$0.09
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$2,617,635	$3,005,131	$3,040,059	$3,146,859	$3,299,899
Long-term debt	1,493,323	1,587,330	1,577,476	1,703,339	1,896,436
Financing obligations	40,264	279,325	272,795	—	—
Stockholders' equity	240,386	42,501	175,187	215,752	166,686

  (1)
  Due to our fiscal calendar, the year ended on December 30, 2012 encompassed a 53-week period as compared to the other fiscal year ends identified in this table, which only have 52-week periods.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Part I, Item 1 "Note About Forward-Looking Statements" and Item 1A "Risk Factors," which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the results of operations and financial condition of The McClatchy Company (the "Company," "we," "us" or "our"). MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements ("Notes") as of and for each of the three years ended December 29, 2013, December 30, 2012 and December 25, 2011 included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets we serve. As one of the largest newspaper companies in the country, based on daily circulation, our operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. Our largest newspapers include the (Fort Worth) Star-Telegram, The Sacramento Bee, The Kansas City Star, the Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.

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

Our fiscal year ends on the last Sunday in December. The year ended December 29, 2013 ("fiscal year 2013") and the year ended December 25, 2011 ("fiscal year 2011") both consisted of 52-week periods. The year ended on December 30, 2012 ("fiscal year 2012") consisted of a 53-week period.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Years Ended
	December 29, 2013	December 30, 2012
Revenues:
Advertising	67.5%	69.9%
Circulation	28.5%	26.1%
Other	4.0%	4.0%

Total advertising	100.0%	100.0%

Our primary sources of revenues are print and digital advertising. All categories (retail, national and classified) of advertising discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press ("ROP") advertising), advertising inserts placed in newspapers ("preprint advertising") and/or advertising delivered digitally. Circulation revenues include both print and digital subscriptions or a combination of both. Our print newspapers are delivered by independent contractors and large distributors. Other revenues, includes among others, commercial printing and distribution revenues.

See "Results of Operations" section below for a discussion of our revenue performance and contribution by category for the fiscal years 2013, 2012 and 2011.

 Recent Developments

Non-Cash Impairment Charges

The financial results for fiscal year 2013 include $17.2 million of non-cash impairment charges to earnings to reduce the carrying value of mastheads, real property, land, production equipment and certain equity investments. The non-cash impairment charges include $5.3 million for masthead impairments resulting from our annual impairment testing. In addition, as previously announced, we entered into an outsourcing agreement to print one of our newspapers beginning in mid-March 2014 and to sell certain other property. As a result, we incurred non-cash impairment charges related to our existing production facilities and equipment for $11.9 million.

Accelerated Depreciation on Production Equipment

During the year ended December 29, 2013, we incurred $11.4 million of accelerated depreciation, primarily related to a reduction in the remaining useful lives of production equipment associated with outsourcing or moving our printing process at three of our newspapers.

Completion of Sale of Real Property in Miami and Relocation

On May 27, 2011, we sold 14.0 acres of land in Miami, including the building which held the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million ("Miami property"). We received cash proceeds of $230.0 million as a result of the sale. The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of our Miami operations. In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

In connection with the sale transaction, The Miami Herald Media Company entered into a lease agreement with the buyer pursuant to which we continued to operate our Miami newspaper operations rent free from the existing location, at the Miami property, through May 2013, while our new facilities were being constructed. As result of our continuing involvement in the Miami property and because we would not pay rent during this period, the sale was treated as a financing transaction. Accordingly, we continued to depreciate the carrying value of the building until our operations were moved. In addition, we have recorded a $236.0 million liability (in financing obligations) equal to the sales proceeds received of $230.0 million plus the $6.0 million received from the escrow account for reimbursement of moving expenses. We were imputing rent based on comparable market rates, which was reflected as interest expense until the operations were moved.

As of the end of May 2013, we moved all of our Miami business operations to a leased facility and our production to our new production plant built next to the business operations in Doral, Florida, and we no longer have a continuing involvement with the Miami property. As a result, in fiscal year 2013, we recognized a gain of $12.9 million on the Miami transaction, which was recorded in non-operating (expense) income in our consolidated statements of operations. We also released our financing obligation and property, plant and equipment ("PP&E") from our consolidated balance sheet during the quarter ended June 30, 2013, as described in Note 8, Cash Flow Information.

Classified Ventures, LLC Entered into a Definitive Agreement to Sell Apartments.com

On February 28, 2014, Classified Ventures, LLC entered into a definitive agreement to sell its apartments.com business for approximately $585 million. The transaction is expected to close in the second quarter of fiscal year 2014 and accordingly we will record our share of the gain on the sale, which is expected to be between $140 million to $145 million, before taxes, during the same period. We also expect to receive a distribution of approximately $147 million from Classified Ventures, LLC, which is equal to our share of the net proceeds from the sale shortly after the transaction closes.

 Results of Operations

Fiscal Year 2013 Compared to Fiscal Year 2012

We had net income in fiscal year 2013 of $18.8 million, or $0.22 per diluted share, compared to a net loss of $0.1 million, or $0.00 per diluted share, in fiscal year 2012. The net loss in fiscal year 2012 primarily resulted from the recognition of a non-operating loss on extinguishment of debt related to the refinancing of $762.4 million of our 11.50% Notes pursuant to our cash tender offer in December 2012. See Debt and Related Matters section in the "Liquidity and Capital Resources" section below for additional information related to these tender offer repurchases. In addition, revenues and expenses were higher in 2012 as a result of the extra week in fiscal year 2012.

Revenues

The following table summarizes our revenues by category, which compares fiscal year 2013 to fiscal year 2012:

	Years Ended
(in thousands)	December 29, 2013 (52 weeks)	December 30, 2012 (53 weeks)	$ Change	% Change
Advertising:
Retail	$422,462	$474,031	$(51,569)	(10.9)
National	63,724	70,477	(6,753)	(9.6)
Classified:
Auto	78,078	83,396	(5,318)	(6.4)
Real estate	34,535	36,386	(1,851)	(5.1)
Employment	40,584	46,954	(6,370)	(13.6)
Other	66,400	71,544	(5,144)	(7.2)

Total classified	219,597	238,280	(18,683)	(7.8)
Direct marketing and other	132,636	131,950	686	0.5

Total advertising	838,419	914,738	(76,319)	(8.3)
Circulation	353,963	342,201	11,762	3.4
Other	49,855	52,700	(2,845)	(5.4)

Total revenues	$1,242,237	$1,309,639	$(67,402)	(5.1)

During fiscal year 2013, total revenues decreased 5.1% compared to fiscal year 2012 primarily due to the continued decline in demand for advertising, and to a lesser degree to the inclusion of an additional week in fiscal year 2012, compared to fiscal year 2013. Industry-wide declines in total advertising revenues persisted during fiscal year 2013. The continued weak economy and a secular shift in advertising demand from print to digital products, which are generally sold at lower prices than print products, are the principal causes of the decline in total advertising revenues. The decline in advertising revenues was partially offset by increases in our circulation revenues due primarily to the Plus Program. Also, the 5.1% decrease in total revenues in fiscal year 2013 as compared to fiscal year 2012, was affected by the 53rd week in fiscal year 2012. We estimate that the extra week in fiscal year 2012 provided for an additional $16.5 million in advertising revenues, $6.4 million in circulation revenues and $24.2 million in total revenues.

Advertising Revenues

Total advertising revenues decreased 8.3% in fiscal year 2013 compared to fiscal year 2012. While we experienced declines in all of our revenue categories, the decrease in advertising revenues related primarily to declines in retail advertising and employment classified advertising, and declines in all categories due to the extra week in 2012. These decreases in advertising revenues in fiscal year 2013 compared to fiscal year

2012 were partially offset by increases in our digital automotive classified advertising, digital real estate classified advertising and direct marketing revenues.

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

The following table reflects the category of advertising revenues as a percentage of total advertising revenues for the periods presented:

	Years Ended
	December 29, 2013	December 30, 2012
Advertising:
Retail	50.4%	51.8%
National	7.6%	7.7%
Classified	26.2%	26.1%
Direct marketing and other	15.8%	14.4%

Total advertising	100.0%	100.0%

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

  •
  Classified – local auto dealers, employment, real estate including display advertising and other classified advertising, which includes remembrances, legal advertisements and other miscellaneous advertising.

  •
  Direct Marketing and Other – advertisements in direct mail, shared mail and niche publications, total market coverage publications and other miscellaneous advertising not included in the daily newspaper.

Retail:

Retail advertising revenues decreased 10.9% in fiscal year 2013 compared to fiscal year 2012. The decrease reflects the extra week in fiscal year 2012, lower print ROP revenues in general merchandise and furniture and home furnishing, and lower preprint revenues, which were partially offset by an increase in digital-only retail advertising revenues, such as, banner and display. In fiscal year 2013, compared to fiscal year 2012, we reported decreases in print ROP advertising revenues of 17.0%, digital ROP advertising revenues of 2.0% and preprint advertising revenues of 8.8%.

National:

National advertising revenues decreased 9.6% in fiscal year 2013 compared to fiscal year 2012. For fiscal year 2013, compared to fiscal year 2012, print national advertising decreased 13.6% but was partially offset by an increase of 1.0% in digital national advertising revenues. The decreases in total national advertising revenues were affected by the 53rd week in fiscal year 2012 and they were also broad-based among the categories but were partially offset by increases in the airline segment.

Classified:

Classified advertising revenues decreased 7.8% in fiscal year 2013 compared to fiscal year 2012. The decrease in classified advertising revenues in fiscal year 2013 was partially a result of the weak economy, the extra week in fiscal year 2012, as well as advertisers increasingly using digital advertising, which is widely available from many competitors, instead of print advertising in the classified category. For fiscal year 2013, compared to fiscal year 2012, print classified advertising decreased 14.1%, reflecting in part, the impact of the extra week in fiscal year 2012, which was partially offset by a 1.0% increase in digital classified advertising revenues. The increases in digital classified advertising primarily reflect stronger digital automotive advertising sales, as well as digital real estate advertising revenues, as discussed below. The following is a discussion of the major classified advertising categories for fiscal year 2013, as compared to fiscal year 2012:

  •
  Automotive advertising revenues decreased in fiscal year 2013 by 6.4%. Print automotive advertising revenues declined 24.3% in fiscal year 2013, while digital automotive advertising revenues were up 9.7% in fiscal year 2013. These results reflect the continued migration of automotive advertising to digital platforms as well as an increase in automobile sales in the United States during the period, and the popularity of our Cars.com products with local auto dealerships.

  •
  Real estate advertising revenues decreased in fiscal year 2013 by 5.1%. Recently, real estate revenue trends reflect single-digit declines in year-over-year comparisons after years of double-digit declines, reflecting a limited recovery in the housing market. Print real estate advertising revenues declined 8.4% in fiscal year 2013; and digital real estate advertising revenues grew 0.7% in fiscal year 2013.

  •
  Employment advertising revenues decreased in fiscal year 2013 by 13.6%, reflecting an employment environment that is not growing quickly and due to the continued shift from traditional media to digital media, which includes a wider array of options. Print employment advertising revenues declined 16.5% in fiscal year 2013 and digital employment advertising revenues were down 11.1% in fiscal year 2013.

  •
  Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising decreased in fiscal year 2013 by 7.2%. Print other classified advertising revenues declined 8.3% in fiscal year 2013 and digital other classified advertising revenues were down 3.5% in fiscal year 2013.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 23.8% and 21.8% of total advertising revenues in fiscal years 2013 and 2012, respectively. Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis. Digital advertising revenues totaled $199.3 million in fiscal year 2013 and were flat when compared to fiscal year 2012, which included a 53rd week of revenues. Digital-only advertising revenues totaled $118.2 million in fiscal year 2013, representing an increase of 9.1% in fiscal year 2013 compared to fiscal year 2012. Digital advertising revenues sold in conjunction with print products declined 11.2% in fiscal year 2013 compared to fiscal year 2012 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues increased 0.5% during fiscal year 2013 compared to fiscal year 2012, which included a 53rd week of revenues. The increase largely came as a result of growth in our "Sunday Select" product, a package of preprinted advertisements delivered to non-subscribers upon request, which grew 10.3% in fiscal year 2013 compared to fiscal year 2012.

Circulation Revenues

Circulation revenues increased 3.4% during fiscal year 2013 compared to fiscal year 2012. In late 2012, our newspapers successfully introduced new subscription packages ("Plus Program") for digital content that ended free, unlimited access to the newspapers' websites and certain mobile content. The Plus Program offers both a combined digital and print subscription and a digital-only subscription. The Plus Program provided $31.4 million in additional circulation revenues during fiscal year 2013, compared to $1.2 million in fiscal year 2012. The increase in circulation revenues in fiscal year 2013, compared to fiscal year 2012 also reflected approximately $11.3 million in revenues related to newspapers that changed to fee-for-service circulation delivery contracts during fiscal year 2013. The overall circulation revenues increase was partially offset by lower circulation volumes, as well as the impact of the extra week in fiscal 2012. Daily circulation volumes declined 5.5% in fiscal year 2013 compared to fiscal year 2012. In fiscal year 2012, daily circulation volumes had declined 5.6%. As expected, circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. We continue to look for new opportunities to reduce our declines in circulation volumes and increase our circulation revenues.

Our digital traffic continues to grow with average monthly total unique visitors to our newspaper websites up 2.2% in fiscal year 2013 compared to fiscal year 2012.

Operating Expenses

During fiscal year 2013, total operating expenses decreased 0.5% compared to fiscal year 2012. Our total operating expenses also reflect our continued effort to reduce costs through streamlining processes to gain efficiencies, as well as headcount reductions. As described more fully in Recent Developments above, during fiscal year 2013, we incurred non-cash impairment charges and accelerated depreciation of $17.2 million and $11.4 million, respectively. Operating expenses decreased in fiscal year 2013, in part, due to the extra week in fiscal year 2012. Operating expenses in all periods presented include employee severance related to permanent headcount reductions as we continue to optimize our operations as a more digitally focused company. Fiscal year 2013 also includes moving expenses primarily related to the relocation of our Miami newspaper operations and other production facility moves and outsourcing.

The following table summarizes our operating expenses, which compares fiscal year 2013 to fiscal year 2012:

	Years Ended
(in thousands)	December 29, 2013 (52 weeks)	December 30, 2012 (53 weeks)	$ Change	% Change
Compensation expenses	$432,255	$443,401	$(11,146)	(2.5)
Newsprint, supplements and printing expenses	123,133	140,932	(17,799)	(12.6)
Depreciation and amortization expenses	122,408	125,275	(2,867)	(2.3)
Other operating expenses	422,360	413,895	8,465	2.0
Asset impairments	17,181	—	17,181	100.0

	$1,117,337	$1,123,503	$(6,166)	(0.5)

Miami relocation costs	$11,399	$13,636	$(2,237)	(16.4)
Severance costs	$4,847	$4,651	$196	4.2

Compensation expenses, which includes the severance costs discussed above, decreased 2.5% during fiscal year 2013 compared to fiscal year 2012. Payroll expenses in fiscal year 2013 decreased 5.2% compared to fiscal year 2012, reflecting a 4.7% decline in average full-time equivalent headcount. Fringe benefits costs in fiscal year 2013 increased 11.7% compared to fiscal year 2012, primarily as a result of retirement costs related to our qualified defined benefit pension plan ("Pension Plan"). These were partially offset by lower medical costs and other fringe benefits.

Newsprint, supplements and printing expenses decreased 12.6% in fiscal year 2013 compared to fiscal year 2012. Newsprint expense decreased by 16.2% in fiscal year 2013 compared to fiscal year 2012, reflecting lower newsprint usage and to a lesser extent, lower newsprint prices. Supplement and printing expense decreased 2.8% in fiscal year 2013 compared to fiscal year 2012.

Depreciation and amortization expenses decreased 2.3% in fiscal year 2013 compared to fiscal year 2012. The decrease in depreciation and amortization expense is partially a result of assets that became fully depreciated at the end of fiscal year 2012 or during fiscal year 2013 and as a result of an expected $1.0 million decrease in amortization expense in fiscal year 2013 compared to fiscal year 2012. The decline in depreciation expense was partially offset by the impact of accelerated depreciation in fiscal year 2013 compared to fiscal year 2012. During fiscal year 2013, we incurred $11.4 million in accelerated depreciation (i) resulting from equipment formerly used in our Miami operations prior to the relocation of these operations, (ii) related to the production equipment associated with outsourcing our printing process at one of our newspapers and (iii) moving the printing operations for another newspaper. During fiscal year 2012, we incurred $8.3 million in accelerated depreciation on retired or decommissioned Miami property assets.

Other operating costs increased 2.0% in fiscal year 2013 compared to fiscal year 2012 primarily reflecting approximately $11.3 million in expenses related to newspapers that changed to fee-for-service circulation delivery contracts during fiscal year 2013 and offset by a decrease of approximately $2.2 million in moving costs related to the relocation of our Miami operations. While we did experience increases in other operating expenses in some categories such as cost related to service providers for digital and direct marketing products, expenses also declined in other categories due to company-wide efforts to reduce costs, including property taxes, insurance, marketing and professional services.

Non-Operating Items

Interest Expense:

Total interest expense decreased 10.5% during fiscal year 2013 compared to fiscal year 2012. Interest expense related to debt decreased 15.2% during fiscal year 2013 compared to fiscal year 2012, largely reflecting lower overall interest rates as a result of the refinancing of our 11.50% senior secured notes due in 2017 ("11.50% Notes") (see Debt and Related Matters discussion below). This decline was partially offset by the impact of the reversal of $12.3 million in interest on taxes in fiscal year 2012, due to certain state tax settlements and benefits from the expiration of statutes of limitation.

Equity Income:

Total income from unconsolidated investments increased 33.6% during fiscal year 2013 compared to fiscal year 2012. The increase is primarily related to our investment in CareerBuilder and Classified Ventures, which reported greater income in fiscal year 2013. The increase was partially offset by a $3.0 million write-down of certain unconsolidated investments, as well as a reduction in income from the other unconsolidated investments during fiscal year 2013.

Loss on Extinguishment of Debt:

Loss on extinguishment of debt decreased by 84.6% during fiscal year 2013 compared to fiscal year 2012. During fiscal year 2013, we redeemed or repurchased $155.9 million aggregate principal amount of various series of our outstanding notes. We redeemed or repurchased these notes at a price higher than par value, wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $13.6 million in fiscal year 2013. During fiscal year 2012, we repurchased $70.5 million aggregate principal of outstanding notes in privately negotiated repurchases and $762.4 million in conjunction with the refinancing of our 11.50% Notes. We repurchased most of the $70.5 million notes at a price lower than par value and wrote off historical discounts related to the notes we repurchased, which resulted in a gain on extinguishment of debt. This gain was offset by the write-off of fees related to the refinancing of our revolving credit facility in the second quarter of fiscal year 2012 and the refinancing of our 11.50% Notes in the fourth quarter of fiscal year 2012.

Income Taxes:

We recorded an income tax expense of $13.3 million for fiscal year 2013 compared to an income tax benefit of $21.4 million for fiscal year 2012. The income tax expense in fiscal year 2013 was affected by the inclusion in pre-tax income of certain discrete tax items, such as (i) the loss on the repurchase of debt, (ii) certain asset disposals and impairments, and (iii) severance for fiscal year 2013. Excluding these items the effective tax rate expense was 38.2% in fiscal year 2013 and is higher than the federal statutory rate of 35% due primarily to the inclusion of state income taxes.

The benefit during fiscal year 2012 was partially due to the reversal of tax reserves for favorable settlements of state tax issues and the expiration of statute of limitations. Further, the benefit was affected by the inclusion in pre-tax loss of discrete tax items, such as (i) reduction to interest expense from the closure of statutes of limitations and audit settlements, (ii) loss on the refinancing of our 11.50% Notes, (iii) certain asset disposals and impairments, and (iv) severance for fiscal year 2012. Excluding these items the effective tax rate expense was 42.2% in fiscal year 2012 and is higher than the federal statutory rate of 35% due primarily to the inclusion of state income taxes.

Fiscal Year 2012 Compared to Fiscal Year 2011

We had a net loss in fiscal year 2012 of $0.1 million, or $0.00 per diluted share, compared to net income of $54.4 million, or $0.63 per diluted share, in fiscal year 2011. The net loss primarily resulted from the recognition of a non-operating loss on extinguishment of debt related to the refinancing of $762.4 million of our 11.50% Notes pursuant to our cash tender offer in December 2012. See Debt and Related Matters section in the "Liquidity and Capital Resources" section below for additional information related to these tender offer repurchases. In addition, revenues and expenses were higher in fiscal year 2012 as a result of the extra week in fiscal year 2012.

Revenues

The following table summarizes our revenues by category, which compares fiscal year 2012 to fiscal year 2011:

	Years Ended
(in thousands)	December 29, 2012	December 25, 2011	$ Change	% Change
Advertising:
Retail	$474,031	$499,250	$(25,219)	(5.1)
National	70,477	76,296	(5,819)	(7.6)
Classified:
Auto	83,396	80,823	2,573	3.2
Real estate	36,386	44,703	(8,317)	(18.6)
Employment	46,954	51,933	(4,979)	(9.6)
Other	71,544	73,950	(2,406)	(3.3)

Total classified	238,280	251,409	(13,129)	(5.2)
Direct marketing and other	131,950	129,350	2,600	2.0

Total advertising	914,738	956,305	(41,567)	(4.3)
Circulation	342,201	344,549	(2,348)	(0.7)
Other	52,700	51,000	1,700	3.3

Total revenues	$1,309,639	$1,351,854	$(42,215)	(3.1)

During fiscal year 2012, total revenues decreased 3.1% compared to fiscal year 2011 as we continued to be impacted by the industry-wide declines in advertising revenues. The continued weak economy and a secular shift in advertising demand from print to digital products are the principal causes of the decline in total revenues. However, this was partially offset by our efforts to grow revenues from our digital products to offset the expected declines in revenues from our print products, as well as the 53rd week in fiscal year 2012. We estimate that the extra week provided for an additional $16.5 million in advertising revenues, $6.4 million in circulation revenues and $24.2 million in total revenues.

Advertising Revenues

Total advertising revenues decreased 4.3% in fiscal year 2012 compared to fiscal year 2011. While declines during such periods were widespread among our revenue categories, the primary decrease in advertising revenues related to retail advertising and real estate classified advertising. These decreases were partially offset by increases in our digital revenues, automotive classified advertising, direct marketing and other revenues and the extra week in 2012.

The following table reflects the category of advertising revenues as a percentage of total advertising revenues for the periods presented:

	Years Ended
	December 30, 2012	December 25, 2011
Advertising:
Retail	51.8%	52.2%
National	7.7%	8.0%
Classified	26.1%	26.3%
Direct marketing and other	14.4%	13.5%

Total advertising	100.0%	100.0%

Retail:

Retail advertising revenues decreased 5.1% in fiscal year 2012 compared to fiscal year 2011. The decrease reflects lower print ROP revenues in health, building and home centers, furniture and home furnishing, and lower preprint revenues, which were partially offset by an increase in digital retail advertising revenues reflecting increases in banner and display advertisements and increased revenues from our dealsaver® daily deal product. In fiscal year 2012, compared to fiscal year 2011, we reported a decrease in print ROP advertising revenues of 8.2% and a decrease in preprint advertising revenues of 6.1%. These print ROP and preprint advertising revenue decreases were partially offset by an increase in digital retail advertising revenues of 6.4% for fiscal year 2012, compared to fiscal year 2011.

National:

National advertising revenues decreased 7.6% in fiscal year 2012 compared to fiscal year 2011. For fiscal year 2012, compared to fiscal year 2011, print national advertising decreased 11.1% but was partially offset by an increase of 3.0% in digital national advertising revenues. The decreases in total national advertising revenues were broad-based but were partially offset by increases in the banking and political categories.

Classified:

Classified advertising revenues decreased 5.2% in fiscal year 2012 compared to fiscal year 2011. The real estate category represented our largest decline in classified advertising in fiscal year 2012. The decrease in classified advertising revenues in fiscal year 2012 was partially a result of the weak economy and advertisers are increasingly using digital advertising, which is widely available from many competitors, instead of print advertising. For fiscal year 2012, compared to fiscal year 2011, print classified advertising decreased 10.8%, but was partially offset by an increase in digital classified advertising revenues of 4.1%. The increases in digital classified advertising primarily reflect stronger automotive advertising sales, as well as other classified advertising revenues, as discussed below. The following is a discussion of the major classified advertising categories for fiscal year 2012, as compared to fiscal year 2011:

  •
  Automotive advertising revenues increased in fiscal year 2012 by 3.2%. Print automotive advertising revenues declined 7.6% in fiscal year 2012, while digital automotive advertising revenues were up 15.2% in fiscal year 2012. These results reflect the continued migration of automotive advertising to digital platforms as well as the growing sales of automobiles in the United States during the period, in addition to the popularity of our Cars.com products with local auto dealerships.

  •
  Real estate advertising revenues decreased in fiscal year 2012 by 18.6%. As discussed above, real estate was slow to recover from the recession and real estate advertising had been moving from print to digital media. As a result, print real estate advertising revenues declined 23.5%

      in fiscal year 2012, while digital real estate advertising revenues were down 8.4% in fiscal year 2012 as compared to fiscal year 2011.

  •
  Employment advertising revenues decreased in fiscal year 2012 by 9.6%, reflecting a continued slow recovery in employment across all of our geographical markets. Print employment advertising revenues declined 12.6% in fiscal year 2012, while digital employment advertising revenues were down 6.8% in fiscal year 2012.

  •
  Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising decreased in fiscal year 2012 by 3.3%. Print other classified advertising revenues declined 6.0% in fiscal year 2012; while digital other classified advertising revenues were up 7.5% in fiscal year 2012. These increases result from the migration of consumers from the print to digital media for publishing these types of events.

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

Direct Marketing and Other:

Direct marketing and other advertising revenues increased 2.0% during fiscal year 2012 compared to fiscal year 2011. The increase largely came as a result of growth in our "Sunday Select" product, a package of preprinted advertisements delivered to non-subscribers upon request, which grew 34.9% in fiscal year 2012 compared to fiscal year 2011.

Circulation Revenues

Circulation revenues decreased 0.7% during fiscal year 2012 compared to fiscal year 2011. Overall, our circulation revenues were negatively affected by lower circulation volumes. Daily circulation declined 5.6% in fiscal year 2012 compared to fiscal year 2011. In fiscal year 2011, daily circulation volumes had declined 4.3%. However, the decrease in circulation revenues from lower volumes was partially offset by selective price increases, the digital revenues from the Plus Program and the revenues received in the extra week in fiscal year 2012. As expected, circulation volumes continue to remain lower as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. While we expect circulation volumes to continue to decline slightly in fiscal year 2013, we expect our Plus Program to increase circulation revenues in fiscal year 2013. We continue to look for new opportunities to reduce our declines in circulation volumes and increase our circulation revenues.

Our digital traffic continues to grow with daily average local unique visitors to our newspaper websites up 2.6% in fiscal year 2012 compared to fiscal year 2011.

Operating Expenses

During fiscal year 2012, total operating expenses decreased 2.3% compared to fiscal year 2011, reflecting our continued effort to reduce costs through streamlining processes to gain efficiencies, as well as headcount reductions. As discussed above, our operating expenses for fiscal year 2012 also include a 53rd week, which results in higher expenses during the period than the comparable period in fiscal year 2011. Operating expenses in all periods presented include employee severance as we continue to optimize our operations. Fiscal year 2012 also includes accelerated depreciation on equipment and moving expenses primarily related to the relocation of our Miami newspaper operations. During fiscal year 2011, we incurred charges related to real property in California and Texas that were sold for less than the carrying value as we continued to optimize our operations, which increased our operating expenses in that period.

The following table summarizes our operating expenses, which compares fiscal year 2012 to fiscal year 2011:

	Years Ended
(in thousands)	December 29, 2012	December 25, 2011	$ Change	% Change
Compensation expenses	$443,401	$457,707	$(14,306)	(3.1)
Newsprint, supplements and printing expenses	140,932	145,874	(4,942)	(3.4)
Depreciation and amortization expenses	125,275	121,528	3,747	3.1
Other operating expenses	413,895	425,430	(11,535)	(2.7)

	$1,123,503	$1,150,539	$(27,036)	(2.3)

Miami relocation costs	$13,636	$16,591	$(2,955)	(17.8)
Severance costs	$4,651	$13,853	$(9,202)	(66.4)

Compensation expenses, which includes the severance costs discussed above, decreased 3.1% during fiscal year 2012 compared to fiscal year 2011. Payroll expenses in fiscal year 2012 decreased 4.5% compared to fiscal year 2011, reflecting a 6.0% decline in average full-time equivalent headcount. Fringe benefits costs in fiscal year 2012 increased 4.7% compared to fiscal year 2011, primarily reflecting increases in medical costs of 9.7%. These were partially offset by lower workers compensation costs.

Newsprint, supplements and printing expenses decreased 3.4% in fiscal year 2012 compared to fiscal year 2011. Newsprint expense decreased by 5.5% in fiscal year 2012 compared to fiscal year 2011, reflecting lower newsprint usage and to a lesser extent, lower newsprint prices. Supplement and printing expense increased 3.0% in fiscal year 2012 compared to fiscal year 2011. The increase in supplement and printing expense is also partially due to the printing of the extra paper in the 53rd week.

Depreciation and amortization expenses increased 3.1% in fiscal year 2012 compared to fiscal year 2011. Amounts affecting the depreciation and amortization in fiscal year 2012 include $8.8 million in accelerated depreciation on equipment primarily related to the relocation of the Miami operations and a reduction in capital expenditures in fiscal years 2012 and 2011 due to adequate production capacity at our facilities.

Other operating costs decreased 2.7% in fiscal year 2012 compared to fiscal year 2011. The decrease in other operating costs during fiscal year 2012, compared to fiscal year 2011, was due to company-wide efforts to reduce costs, including property taxes, insurance, marketing and professional services. However, the decrease was partially offset by increased costs in fiscal year 2012 related to the extra week. During fiscal year 2011, we also incurred charges of $10.6 million primarily resulting from real property in California and Texas that was sold.

Non-Operating Items

Interest Expense:

Total interest expense decreased 8.5% during fiscal year 2012 compared to fiscal year 2011. This decrease was due to lower outstanding principal amounts of debt and the reversal of $12.3 million in interest on taxes, because of certain state tax settlements and benefits from the expiration of certain statutes of limitation.

Equity Income:

Total income from unconsolidated investments increased 15.0% during fiscal year 2012 compared to fiscal year 2011. The increase is primarily related to our investment in Classified Ventures, which reported greater income in fiscal year 2012.

Loss on Extinguishment of Debt:

During fiscal year 2012, we recorded a net loss on the extinguishment of debt of $88.4 million compared to $1.2 million in fiscal year 2011. During fiscal year 2012, we repurchased $70.5 million aggregate principal of outstanding notes in privately negotiated repurchases and $762.4 million in conjunction with the refinancing of our 11.50% Notes. We repurchased most of the $70.5 million notes at a price lower than par value and wrote off historical discounts related to the notes we purchased, which resulted in a gain on extinguishment of debt. This gain was offset by the write-off of fees related to the refinancing of our revolving credit facility in the second quarter of fiscal year 2012 and the refinancing of our 11.50% senior secured notes in the fourth quarter of fiscal year 2012.

Income Taxes:

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

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $80.8 million as of December 29, 2013, compared to $113.1 million as of December 30, 2012. The cash balance at December 30, 2012 reflects cash proceeds of approximately $21 million from the issuance of the 9.00% Senior Secured Notes due in 2022 ("9.00% Notes"), which was subsequently used to complete the debt refinancing as discussed below.

We expect that most of our cash generated from operations in the foreseeable future will be used to repay debt, fund our capital expenditures, invest in new revenue initiatives and enterprise-wide operating systems, and make required contributions to our Pension Plan. In January 2014, we contributed $25 million to our Pension Plan, which we expect will satisfy all of our required contributions in fiscal year 2014. We estimate that purchases of property, plant and equipment ("PP&E") in fiscal year 2014 will be approximately $29 million. As of December 29, 2013, we had $1.6 billion remaining in outstanding indebtedness, consisting of $900 million aggregate principal amount of the 9.00% Notes and $655.7 million aggregate principal amount of unsecured publicly-traded notes maturing in 2014, 2017, 2027, and 2029. We expect that we will need to refinance a significant portion of this debt prior to its scheduled maturity. In addition, we expect to use our cash from operations from time to time to opportunistically repurchase our outstanding debt prior to its scheduled maturity and/or reduce our debt through debt exchanges or similar transactions. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

On February 28, 2014, Classified Ventures, LLC entered into a definitive agreement to sell its apartments.com business for approximately $585 million. The transaction is expected to close in the second quarter of fiscal year 2014 and accordingly we will record our share of the gain on the sale, which is expected to be between $140 million to $145 million, before taxes, during the same period. We also expect to receive a distribution of approximately $147 million from Classified Ventures, LLC, which is equal to our share of the net proceeds from the sale shortly after the transaction closes.

The following table summarizes our cash flows:

	Years Ended
(in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Cash flows provided by (used in)
Operating activities	$156,040	$52,925	$(30,773)
Investing activities	(20,047)	(18,641)	6,374
Financing activities	(168,270)	(7,216)	92,911

Increase (decrease) in cash and cash equivalents	$(32,277)	$27,068	$68,512

Operating Activities:

We generated $156.0 million of cash provided by operating activities in fiscal year 2013, compared to providing $52.9 million in fiscal year 2012 and using $30.8 million in fiscal year 2011. The increase in cash generated from operating activities in fiscal year 2013 compared to fiscal year 2012 is primarily due to the difference in contributions to our Pension Plan (as discussed below), equity investment distributions and the timing of accrued interest and net income tax payments and receipts. We received $42.4 million in distributions from our equity investments; $2.9 million exceeded the cumulative earnings from an investee and was considered a return of investment and therefore treated as an investing activity, while the remaining return on investment of $39.5 million is shown as an operating activity. During fiscal year 2013, we had net payments of $21.0 million in income taxes compared to payments of $37.1 million in fiscal year 2012. Finally, in fiscal year 2013, we had net payments of $127.3 million in accrued interest compared the payments of $173.7 million in fiscal year 2012.

The increase in cash provided by operating activities in fiscal year 2012 compared to fiscal year 2011 is primarily due to the difference in contributions to our Pension Plan, and a decrease of accrued interest of approximately $31.0 million related to the retirement of notes.

    Pension Plan Matters

We made the following contributions to the Pension Plan during the last three fiscal years:

  •
  In fiscal year 2013, we made $7.6 million of cash contributions to our Pension Plan to meet our required contributions for 2013;

  •
  in fiscal year 2012 we made a $40.0 million cash contribution to our Pension Plan to meet our required contributions for fiscal year 2012; and

  •
  in fiscal year 2011 we made a voluntary cash contribution of $163.0 million using a portion of the $236.0 million in proceeds from our sale of real property in Miami. In fiscal year 2011, in addition to the cash contribution, we made a non-cash contribution of certain of our real property to meet our required funding obligation. The property contributed in fiscal year 2011 was appraised at $49.7 million.

In January 2014, we contributed $25 million of cash to the Pension Plan. We expect this contribution will satisfy all of our required contributions in fiscal year 2014. See Note 7 for further discussion of our contributions.

As of the end of fiscal year 2013, the projected benefit obligations of our Pension Plan exceeded plan assets by $303.2 million compared to $587.9 million at the end of fiscal year 2012. Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans under Internal Revenue Service ("IRS") regulations. The new legislation and calculation use historical averages of long-term highly-rated corporate bonds (within ranges as defined in the legislation), which has resulted in the application of a higher discount rate to determine the projected benefit obligations for funding and current long-term interest rates.

In addition, the Pension Relief Act of 2010 ("PRA") provided relief with respect to the funding requirements of the Pension Plan. Under the PRA, we elected an option that allows the required contributions related to our 2009 and 2011 plan years to be paid over 15 years. As a result of these two legislative actions, we estimate that under IRS funding rules, the projected benefit obligations of our Pension Plan exceed plan assets by approximately $203 million at the end of calendar 2013. However, even with the relief provided by the two legislative rules discussed above, based on the current funding position of the Pension Plan, we expect future contributions will be required.

While amounts of future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Pension Plan and future government regulations, we estimate that a total of approximately $23 million will be required to be contributed to the Pension Plan in fiscal year 2015. The timing and amount of payments to the Pension Plan reflect actuarial estimates we believe to be reasonable but are subject to changes in estimates. We believe cash flows from operations will be sufficient to satisfy our contribution requirements.

Investing Activities:

We used $20.0 million of cash in investing activities in fiscal year 2013, which was primarily due to the purchase of PP&E for $33.5 million, partially offset by the return of an insurance-related deposit of $6.4 million and distributions from our equity investments, as discussed above.

We used $18.6 million of cash in investing activities in fiscal year 2012. We used $34.8 million for the purchase of PP&E, including $17.5 million on the new production facility in Miami. We also received $38.6 million in distributions from our equity investments; $19.1 million exceeded the cumulative earnings from an investee and was considered a return of investment and therefore treated as an investing activity, while the remaining return on investment of $19.5 million is shown as an operating activity.

We generated $6.4 million of cash from investing activities in fiscal year 2011, which primarily consisted of receipts of $14.3 million in distributions from our interest in equity investments and $9.2 million from the sales of PP&E. These inflows were partially offset by $17.0 million in purchases of PP&E.

Financing Activities:

We used $168.3 million in financing activities in fiscal year 2013. During the year we redeemed or repurchased $155.9 million of aggregate principal amount of notes for $165.5 million in cash, including the redemption of the remaining 11.50% Notes not redeemed in late 2012 and privately negotiated repurchases of other series of notes (see Debt and Related Matters below).

We used $7.2 million in financing activities in fiscal year 2012. During fiscal year 2012, we received $910 million for the issuance of the 9.00% Notes, we repurchased $70.5 million aggregate principal of outstanding notes for $59.2 million in cash in privately negotiated transactions and in conjunction with the tender offer of our 11.50% Notes, we repurchased $762.4 million aggregate principal amount of the 11.50% Notes for $862.3 million in cash. In addition, we received the final payment of $6.0 million from the sale of the Miami land and building.

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

Debt and Related Matters

As of December 29, 2013, we had approximately $1.6 billion in total principal indebtedness outstanding, including a current portion of long-term debt of $28.9 million in 4.625% notes due in 2014, resulting from the maturity date in November 2014. In addition, we had the following aggregate principal amounts of debt outstanding: $900.0 million of 9.00% Notes, $261.3 million of 5.750% notes due in 2017, $89.2 million of 7.150% debentures due in 2027 and $276.2 million of 6.875% debentures due in 2029.

    Debt Repurchases and Extinguishment of Debt

During fiscal year 2013, we redeemed or repurchased a total of $155.9 million of notes through the completion of our debt refinance described below and through privately negotiated transactions, as follows:

(in thousands)	Face Value
11.50% senior secured notes due in 2017	$83,595
9.00% senior secured notes due in 2022	10,000
4.625% notes due in 2014	37,473
5.750% notes due in 2017	24,840

Total notes redeemed or repurchased	$155,908

We redeemed or repurchased these notes at a price higher than par value and wrote off historical discounts related to these notes, which resulted in a loss on extinguishment of debt of $13.6 million in fiscal year 2013. During fiscal year 2012, we repurchased $70.5 million aggregate principal of outstanding notes in privately negotiated repurchases and $762.4 million in conjunction with the refinancing of our 11.50% Notes. We repurchased most of the $70.5 million notes at a price lower than par value and wrote off historical discounts related to the notes we repurchased, which resulted in a gain on extinguishment of debt. This gain was offset by the write-off of fees related to the refinancing of our revolving credit facility in the second quarter of fiscal year 2012 and the refinancing of our 11.50% senior secured notes in the fourth quarter of fiscal year 2012. During fiscal year 2012, we recorded a net loss on the extinguishment of debt of $88.4 million.

    Credit Agreement

In connection with the issuance of the 9.00% Notes, discussed below, we entered into the Third Amended and Restated Credit Agreement ("Credit Agreement"), dated as of December 18, 2012. The Credit Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement dated June 22, 2012. The Credit Agreement provides for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and a maturity date of December 18, 2017. As of December 29, 2013, there were $41.1 million face amount of letters of credit outstanding and no other amounts drawn under the Credit Agreement. As of December 29, 2013, $33.9 million, net of the letters of credit, was available under our revolving facility under the Credit Agreement.

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

    Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Notes, in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In connection with the tender offer of the 11.50% Notes, we recorded a loss on the extinguishment of debt of approximately $94.5 million. During fiscal year 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of this debt of approximately $9.6 million.

Our 9.00% notes were issued in a private placement. In July 2013, the original 9.00% Notes (and associated guarantees) were exchanged for new 9.00% Notes (and associated guarantees) that have terms substantially identical to the original notes except that the 9.00% Notes issued in the exchange are not subject to transfer restrictions.

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the assets of any of our subsidiaries, other than the subsidiary guarantors, are immaterial.

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any PP&E; leasehold interests and improvements with respect to such PP&E, which would be reflected on our consolidated balance sheet or shares of stock and indebtedness of our subsidiaries.

    Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of December 29, 2013, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 for the remainder of the term of the Credit Agreement. We are also required to maintain a consolidated interest coverage ratio of at least 1.50 to 1.00.

As of December 29, 2013, our consolidated total leverage ratio (as defined in the Credit Agreement) was 4.83 to 1.00, consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.52 to 1.00 and we were in compliance with all financial debt covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. We will continue to optimize operations and/or reduce debt to maintain compliance with our covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture). As of December 29, 2013, we estimated that we had approximately $442.9 million available under our restricted payments basket which could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors.

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

Off-Balance-Sheet Arrangements

As of December 29, 2013, we did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations:

As of the end of fiscal year 2013, our contractual obligations were as follows:

	Payments Due By Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt principal (a)	1,555,681	28,965	—	261,298	1,265,418
Interest on long-term debt	1,174,073	122,732	242,785	227,760	580,796
Pension obligations (b)	416,626	33,418	73,786	50,603	258,819
Post-retirement obligations (b)	12,586	1,584	2,575	2,345	6,082
Workers' compensation obligations (c)	18,783	4,621	5,712	3,272	5,178
Other long-term obligations (d)	51,514	8,060	14,257	11,069	18,128
Financing obligations (e)	44,477	4,213	8,426	8,426	23,412
Other obligations:
Purchase obligations (f)	113,361	23,864	29,537	28,243	31,717
Operating leases (g)	76,468	11,489	18,554	15,683	30,742

Total (h)	$3,463,569	$238,946	$395,632	$608,699	$2,220,292

  (a)
  Includes $28.9 million of our 4.625% Notes with a maturity date due in 2014.

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

  (e)
  Financing obligations include the obligation related to the contributed property. See further discussion in Note 7.

  (f)
  Primarily printing outsource agreements and capital expenditures for property, plant and equipment.

  (g)
  Excludes payments on leases included in financing obligation above.

  (h)
  The table excludes unrecognized tax benefits, and related penalties and interest, totaling $15.6 million because a reasonably reliable estimate of the timing of future payments, if any, cannot be determined. The table also excludes purchase commitments associated with the purchase of 81,648 metric tons of newsprint, as the price is not determinable because it is based on the market price at the time of purchase.

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

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level and we have identified two reporting units. One reporting unit primarily consists of operations in our California, Northwest and Texas operating regions and the other reporting unit primarily consists of operations in our Southeast, Florida and Midwest operating regions. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed at our fiscal year end.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test. When available, and as appropriate, we use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a particular reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach.) Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, used to determine our discount rate, and through our stock price, used to determine our market capitalization. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units.

If we determine that the estimated fair value of any reporting unit is less than the reporting unit's carrying value, then we proceed to the second step of the goodwill impairment analysis to measure the potential impairment charge. An impairment loss is recognized for any excess of the carrying value of the reporting unit's goodwill over the implied fair value. If goodwill on our Consolidated Balance Sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.

Due to the current economic environment and the uncertainties regarding potential future economic impacts on our reporting units, there can be no assurances that estimates and assumptions made for purposes of our annual goodwill impairment test will prove to be accurate predictions of the future. If assumptions regarding forecasted revenues or margins of certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would occur, and if it did occur, whether such charge would be material.

Based on our analysis, at December 29, 2013, the fair value of our reporting unit that primarily consists of operations in California, the Northwest and Texas, exceeded the carrying value by approximately 24.6%, and the fair value of the reporting unit that primarily consists of operations in the Southeast, Florida and the Midwest exceeded the carrying value by approximately 7.3%. Assumptions are highly subjective and sensitive to industry and our performance. A one percent increase or decrease in our assumptions used may cause us to perform a step two analysis.

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

We performed our annual impairment tests on newspaper mastheads as of December 29, 2013, December 30, 2012, and December 25, 2011. As a result of our testing, we recorded a charge of $5.3 million and $2.8 million for masthead impairments in fiscal years 2013 and 2011, respectively, and no impairment charges were recorded in fiscal year 2012.

Other Intangible Assets Considerations:

Long-lived assets such as other intangible assets are subject to amortization (primarily advertiser and subscriber lists) and are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. No impairment loss was recognized on intangible assets subject to amortization in fiscal years 2013, 2012 or 2011.

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

Current standards of accounting for defined benefit pension plans and post-retirement benefit plans requires recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) the funded status of a post-retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. At December 29, 2013, net retirement obligations in excess of the retirement plans' assets were $416.6 million. This amount included $113.4 million for non-qualified plans that do not have assets and $303.2 for our qualified plan. At December 30, 2012, net retirement obligations in excess of the retirement plans' assets were $714.3 million. This amount included $126.4 million for non-qualified plans that do not have assets and $587.9 for our qualified plan.

We used discount rates of 3.39% to 4.17% and an assumed long-term return on assets of 8.00% to calculate our retirement plan expenses in 2013.

For fiscal year 2013, a change in the weighted average rates would have had the following impact on our net benefit cost:

  •
  A decrease of 50 basis points in the long-term rate of return would have increased our net benefit cost by approximately $6.3 million;

  •
  A decrease of 25 basis points in the discount rate would have an immaterial affect on our net benefit cost.

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

We used a discount rate of 1.9% to calculate workers' compensation reserves as of December 29, 2013. A decrease of 25 basis points in the discount rate would have had an immaterial effect on total workers' compensation reserves. A 10% increase in the claims would have increased the total workers' compensation reserves, net of estimated recoveries, by approximately $1.9 million.

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

    Discount Rate Risks in our Pension and Post-Retirement Obligations

The discount rate used to measure our obligations under our qualified defined benefit pension plan is generally based upon long-term interest rates on highly-rated corporate bonds. Hence, changes in long-term interest rates may have a significant impact on the funding position of our qualified defined pension plan. We estimate that a 1.0% increase in our discount rate could decrease our pension obligations by approximately $214.0 million. Based on current interest rates, the amount of contributions due to the plan and the timing of the payments of these obligations are included in the table of contractual obligations above and reflect actuarial estimates we believe to be reasonable.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheets of The McClatchy Company and subsidiaries (the "Company") as of December 29, 2013 and December 30, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2013. We also have audited the Company's internal control over financial reporting as of December 29, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 29, 2013 and December 30, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

Sacramento, California
March 6, 2014

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended
	December 29, 2013 (52 weeks)	December 30, 2012 (53 weeks)	December 25, 2011 (52 weeks)
REVENUES — NET:
Advertising	$838,419	$914,738	$956,305
Circulation	353,963	342,201	344,549
Other	49,855	52,700	51,000

	1,242,237	1,309,639	1,351,854
OPERATING EXPENSES:
Compensation	432,255	443,401	457,707
Newsprint, supplements and printing expenses	123,133	140,932	145,874
Depreciation and amortization	122,408	125,275	121,528
Other operating expenses	422,360	413,895	422,630
Asset impairments (see Note 1)	17,181	—	2,800

	1,117,337	1,123,503	1,150,539
OPERATING INCOME	124,900	186,136	201,315
NON-OPERATING (EXPENSE) INCOME:
Interest expense	(135,381)	(151,334)	(165,434)
Interest income	53	88	97
Equity income in unconsolidated companies, net	42,651	31,935	27,762
Loss on extinguishment of debt, net	(13,643)	(88,430)	(1,203)
Gain on sale of Miami property	12,938	—	—
Other — net	541	79	248

	(92,841)	(207,662)	(138,530)

Income (loss) before income taxes	32,059	(21,526)	62,785
Income tax provision (benefit)	13,256	(21,382)	8,396

NET INCOME (LOSS)	$18,803	$(144)	$54,389

Net income (loss) per common share:
Basic	$0.22	$—	$0.64
Diluted	$0.22	$—	$0.63
Weighted average number of common shares used to calculate basic and diluted earnings per share:
Basic	86,201	85,744	85,211
Diluted	87,136	85,744	86,044

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Years Ended
	December 29, 2013 (52 weeks)	December 30, 2012 (53 weeks)	December 25, 2011 (52 weeks)
NET INCOME (LOSS)	$18,803	$(144)	$54,389
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unrealized net gain (loss) and other components of benefit plans, net of taxes of $(117,853), $88,622 and $66,725	176,779	(132,871)	(100,087)
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $243, $528 and $336	(364)	(791)	(506)

Other comprehensive income (loss)	176,415	(133,662)	(100,593)

Comprehensive income (loss)	$195,218	$(133,806)	$(46,204)

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$80,811	$113,088
Trade receivables (net of allowances of $6,040 in 2013 and $5,920 in 2012)	167,490	177,225
Other receivables	10,757	9,555
Newsprint, ink and other inventories	26,539	30,145
Deferred income taxes	20,033	14,406
Assets held for sale	3,504	—
Other current assets	27,386	31,558

	336,520	375,977
Property, plant and equipment, net	458,705	733,729
Intangible assets:
Identifiable intangibles — net	465,966	528,002
Goodwill	1,013,002	1,012,011

	1,478,968	1,540,013
Investments and other assets:
Investments in unconsolidated companies	300,569	299,603
Other assets	42,873	55,809

	343,442	355,412

	$2,617,635	$3,005,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$28,548	$83,016
Accounts payable	49,565	48,588
Accrued pension liabilities	33,418	15,830
Accrued compensation	38,636	39,124
Income taxes payable	1,362	2,327
Unearned revenue	67,377	69,492
Accrued interest	15,044	18,675
Other accrued liabilities	14,386	14,273

	248,336	291,325
Non-current liabilities:
Long-term debt	1,493,323	1,587,330
Deferred income taxes	153,339	39,719
Pension and postretirement obligations	394,209	712,584
Financing obligations	40,264	279,325
Other long-term obligations	47,778	52,347

	2,128,913	2,671,305
Commitments and contingencies
Stockholders' equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 61,544,524 in 2013 and 61,098,820 in 2012)	615	611
Class B (authorized 60,000,000 shares, issued 24,800,962 in 2013 and 2012)	248	248
Additional paid-in capital	2,221,834	2,219,163
Accumulated deficit	(1,677,373)	(1,696,176)
Treasury stock at cost, 11,207 shares in 2013 and 6,034 shares in 2012	(37)	(29)
Accumulated other comprehensive loss	(304,901)	(481,316)

	240,386	42,501

	$2,617,635	$3,005,131

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,803	$(144)	$54,389
Reconciliation to net cash from operations:
Depreciation and amortization	122,408	125,275	121,528
(Gain) loss on disposal of equipment (including impairments)	(1,914)	(988)	9,397
Contribution to qualified defined benefit pension plan	(7,600)	(40,000)	(163,000)
Retirement benefit expense	12,162	1,384	816
Stock-based compensation expense	3,523	3,523	5,174
Deferred income taxes	(9,774)	(9,548)	(18,964)
Equity income in unconsolidated companies	(42,651)	(31,935)	(27,762)
Distributions of income from equity investments	39,504	19,550	17,375
Loss on extinguishment of debt	13,643	88,430	1,203
Gain on disposal of Miami property	(12,938)	—	—
Asset impairments	17,181	—	2,800
Other	(3,865)	(133)	2,917
Changes in certain assets and liabilities:
Trade receivables	9,687	1,821	4,695
Inventories	3,606	(1,303)	4,480
Other assets	(895)	(4,406)	2,694
Accounts payable	977	(1,799)	(4,256)
Accrued compensation	(213)	4,564	(24,583)
Income taxes	3,745	(58,229)	(16,443)
Accrued interest	(3,631)	(31,011)	(2,178)
Other liabilities	(5,718)	(12,126)	(1,055)

Net cash provided by (used in) operating activities	156,040	52,925	(30,773)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,473)	(34,788)	(16,984)
Proceeds from sale of property, plant and equipment and other	4,703	1,925	9,201
Proceeds from sale of investments	—	—	2,893
Proceeds from redemption of certificates of deposit	2,210	—	—
Purchase of certificates of deposit	—	(2,222)	—
Proceeds from return of insurance-related deposit	6,400	—	—
Distributions from equity investments	2,932	19,050	14,250
Equity investments and other-net	(2,819)	(2,606)	(2,986)

Net cash provided by (used in) investing activities	(20,047)	(18,641)	6,374
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	910,000	—
Repurchase of public notes and related expenses	(165,549)	(900,481)	(134,555)
Purchase of privately held 15.75% notes due 2014	—	—	(447)
Payment of financing costs	—	(20,990)	(2,552)
Proceeds from financing obligation related to Miami transaction	—	6,000	230,000
Other	(2,721)	(1,745)	465

Net cash provided by (used in) financing activities	(168,270)	(7,216)	92,911

Increase (decrease) in cash and cash equivalents	(32,277)	27,068	68,512
Cash and cash equivalents at beginning of period	113,088	86,020	17,508

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,811	$113,088	$86,020

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share and per share amounts)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Class A $.01 par value	Class B $.01 par value	Additional Paid-In Capital	Accumulated Deficit		Treasury Stock	Total
Balance at December 26, 2010	$603	$248	$2,212,915	$(1,750,421)	$(247,061)	$(532)	$215,752
Net income	—	—	—	54,389	—	—	54,389
Other comprehensive loss	—	—	—	—	(100,593)	—	(100,593)
Issuance of 587,118 Class A shares under stock plans	6	—	973	—	—	—	979
Stock compensation expense	—	—	5,174	—	—	—	5,174
Purchase of 144,125 shares of treasury stock	—	—	—	—	—	(613)	(613)
Tax impact from stock plans	—	—	99	—	—	—	99

Balance at December 25, 2011	609	248	2,219,161	(1,696,032)	(347,654)	(1,145)	175,187
Net loss	—	—	—	(144)	—	—	(144)
Other comprehensive loss	—	—	—	—	(133,662)	—	(133,662)
Issuance of 942,250 Class A shares under stock plans	9	—	38	—	—	—	47
Stock compensation expense	—	—	3,523	—	—	—	3,523
Purchase of 454,860 shares of treasury stock	—	—	—	—	—	(1,171)	(1,171)
Retirement of 708,996 shares of treasury stock	(7)	—	(2,280)	—	—	2,287	—
Tax impact from stock plans	—	—	(1,279)	—	—	—	(1,279)

Balance at December 30, 2012	611	248	2,219,163	(1,696,176)	(481,316)	(29)	42,501
Net loss	—	—	—	18,803	—	—	18,803
Other comprehensive income	—	—	—	—	176,415	—	176,415
Issuance of 1,030,750 Class A shares under stock plans	10	—	927	—	—	—	937
Stock compensation expense	—	—	3,523	—	—	—	3,523
Purchase of 580,219 shares of treasury stock	—	—	—	—	—	(1,793)	(1,793)
Retirement of 575,046 shares of treasury stock	(6)	—	(1,779)	—	—	1,785	—

Balance at December 29, 2013	$615	$248	$2,221,834	$(1,677,373)	$(304,901)	$(37)	$240,386

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

1.    SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the "Company," "we," "us" or "our") is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets it serves. As one of the largest newspaper companies in the country, based on daily circulation, our operations include 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. Our largest newspapers include the (Fort Worth) Star-Telegram, The Sacramento Bee, The Kansas City Star, the Miami Herald, The Charlotte Observer, and The (Raleigh) News & Observer. We are listed on the New York Stock Exchange under the symbol MNI.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation's largest online job website, CareerBuilder.com; 25.6% of Classified Ventures, LLC, a company that offers classified websites such as the auto website Cars.com and the rental website Apartments.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; and 12.2% of Wanderful Media, owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising. See Note 2 for additional discussion.

Our fiscal year ends on the last Sunday in December. The year ended December 29, 2013 ("fiscal year 2013") and the year ended December 25, 2011 ("fiscal year 2011") both consist of 52-week periods. The year ended on December 30, 2012 ("fiscal year 2012") consisted of a 53-week period.

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulation of the Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated financial statements include the Company and our subsidiaries. Intercompany items and transactions are eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation in our consolidated statements of operations and consolidated statements of cash flows, related to asset impairments.

Revenue recognition

We recognize revenues from advertising placed in a newspaper, a website and/or a mobile service over the advertising contract period or as services are delivered, as appropriate, and recognize circulation revenues as newspapers are delivered over the applicable subscription term. Circulation revenues are recorded net of direct delivery costs for contracts that are not on a "fee for service" arrangement. Circulation revenues on our "fee for service" contracts are recorded on a gross basis and associated delivery costs are recorded as other operating expenses.

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

Other revenues are recognized when the related product or service has been delivered. Revenues are recorded net of estimated incentives, including special pricing agreements, promotions and other volume-

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

based incentives and net of sales tax collected from the customer. Revisions to these estimates are charged to revenues in the period in which the facts that give rise to the revision become known.

Concentrations of credit risks

Financial instruments, which potentially subject us to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions, which at times exceed federal insurance limits. We routinely assess the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of our customers, limits our concentration of risk with respect to trade accounts receivable.

Allowance for doubtful accounts

We maintain an allowance account for estimated losses resulting from the risk that our customers will not make required payments. Generally, we use the aging of accounts receivable, reserving for all accounts due 90 days or longer, to establish allowances for losses on accounts receivable, however, if we become aware that the financial condition of specific customers has deteriorated, additional allowances are provided. At certain of our newspapers we establish our allowances based on collection experience, aging of our receivables and significant individual account credit risk.

We provide an allowance for doubtful accounts as follows:

	Years Ended
(in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Balance at beginning of year	$5,920	$7,341	$7,836
Charged to costs and expenses	8,481	6,089	8,309
Amounts written off	(8,361)	(7,510)	(8,804)

Balance at end of year	$6,040	$5,920	$7,341

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first-in, first-out method) or current market value.

Property, plant and equipment

Property, plant and equipment ("PP&E") are recorded at cost. Additions and substantial improvements, as well as interest expense incurred during construction, are capitalized. Capitalized interest was not material in fiscal year 2013, 2012 or 2011. Expenditures for maintenance and repairs are charged to expense as incurred. When PP&E is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, plant and equipment consisted of the following:

(in thousands)	December 29, 2013	December 30, 2012	Estimated Useful Lives
Land	$97,631	$311,959
Building and improvements	356,320	364,951	5-60 years
Equipment	741,648	775,397	2-25 years	(1)
Construction in process	10,529	24,014

	1,206,128	1,476,321
Less accumulated depreciation	(747,423)	(742,592)

Property, plant and equipment, net	$458,705	$733,729

  (1)
  Presses are 9-25 years and other equipment is 2-15 years

We record depreciation using the straight-line method over estimated useful lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets and anticipated technological changes. Our depreciation expense was $65.2 million, $67.1 million and $63.2 million in fiscal years 2013, 2012 and 2011, respectively.

During fiscal year 2013, we incurred $11.4 million in accelerated depreciation (i) resulting from equipment formerly used in our Miami operations prior to the relocation of these operations, (ii) related to the production equipment associated with outsourcing our printing process at one of our newspapers and (iii) moving the printing operations for another newspaper. During fiscal year 2012, we incurred $8.3 million in accelerated depreciation on retired or decommissioned Miami property assets.

We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include the decision to close a location or a significant decrease in the operating performance of the long-lived asset. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying amount. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in operating expenses in the consolidated statements of operations. The estimated fair value of the asset or asset group is based on the undiscounted discounted future cash flows of the asset or asset group. The asset group is defined as the lowest level for which identifiable cash flows are available.

During fiscal year 2013, as previously announced, we entered into an outsourcing agreement to print one of our newspapers beginning in mid-March 2014 and to sell certain other property. As a result, we incurred non-cash impairment charges related to our existing production facilities and equipment for $11.9 million.

Assets held for sale

In connection with our efforts to evaluate cost efficiencies, during fiscal year 2013, we identified and began to actively market for sale certain of our real estate assets. These assets consisted primarily of undeveloped land and an office building. During fiscal year 2013, we entered into agreements to sell the land and office building and expect the transactions to close during fiscal year 2014. In connection with the classification to assets held for sale, the carrying value of the land and office building was reduced to their estimated fair value less selling costs, as determined based on the current market conditions and the selling prices. As a

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

result, an impairment charge of $1.9 million was recorded in fiscal year 2013 and is included in asset impairments on the consolidated statements of operations.

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

Segment reporting

Our primary business is the publication of newspapers and related digital and direct marketing products. We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Each operating segment consists primarily of a group of newspapers reporting to segment managers. One operating segment consists primarily of our newspaper operations in California, the Northwest and Texas, while the other operating segment consists primarily of newspaper operations in the Southeast, Florida and the Midwest.

Goodwill and intangible impairment

We test for impairment of goodwill annually, at year-end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets for the market based approach. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. We determined that no impairment charge was required in fiscal years 2013, 2012 or 2011. Also see Note 4.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year-end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model, as discussed above, to determine the fair value of each newspaper masthead. We determined that an impairment charge of approximately $5.3 million and $2.8 million in fiscal years 2013 and 2011, respectively, was required. We determined that no impairment charge was required in fiscal year 2012. Also see Note 4 for greater detail of our intangible assets.

Long-lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long-lived assets subject to amortization during fiscal years 2013, 2012 or 2011. See Note 4 for additional discussion.

Stock-based compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their fair values. At December 29, 2013, we had five stock-based compensation plans. See an expanded discussion of our stock plans in Note 10.

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

Level 1	—	Unadjusted quoted prices available in active markets for identical investments as of the reporting date.
Level 2	—
Observable inputs to the valuation methodology are other than Level 1 inputs and are either directly or indirectly observable as of the reporting date and fair value can be determined through the use of models or other valuation methodologies.
Level 3	—
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

      Cash and cash equivalents, accounts receivable, and accounts payable.    The carrying amount of these items approximates fair value.

      Long-term debt.    The fair value of long-term debt is determined using quoted market prices and other inputs that were derived from available market information including the current

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

      market activity of our publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual. At December 29, 2013, the estimated fair value and carrying value of long-term debt was $1.6 billion and $1.5 billion, respectively.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets measured at fair value on a nonrecurring basis in the accompanying consolidated balance sheet as of December 29, 2013, were assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these were measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs.

Accumulated other comprehensive loss

We record changes in our net assets from non-owner sources in our consolidated statements of stockholders' equity. Such changes relate primarily to valuing our pension liabilities, net of tax effects.

Our accumulated other comprehensive loss ("AOCL") and reclassifications from AOCL, net of tax, consisted of the following:

(in thousands)	Minimum Pension and Post- Retirement Liability	Other Comprehensive Loss Related to Equity Investments	Total
Beginning balance — December 30, 2012	$(473,448)	$(7,868)	$(481,316)
Other comprehensive income (loss) before reclassifications	—	(364)	(364)
Amounts reclassified from AOCL	176,779	—	176,779

Other comprehensive income (loss)	176,779	(364)	176,415

Ending balance — December 29, 2013	$(296,669)	$(8,232)	$(304,901)

Amount Reclassified from AOCL (in thousands)
AOCL Component	Year Ended December 29, 2013	Affected Line in the Condensed Consolidated Statements of Operations
Minimum pension and post-retirement liability	$294,632	Compensation
	(117,853)	Provision for income taxes

	$176,779	Net of tax

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

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

	Years Ended
(shares in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Anti-dilutive stock options	4,941	6,814	5,772

Recently Adopted Accounting Pronouncements

During the first quarter of 2013, we adopted the Financial Accounting Standards Board ("FASB") accounting standards update ("ASU") issued in February 2013. The ASU requires new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. Accordingly, we have presented reclassifications from accumulated other comprehensive loss to the consolidated statements of operations in the notes to our consolidated financial statements.

During the first quarter of 2013, we adopted the FASB ASU issued in July 2012. The ASU provides new guidance on annual impairment testing of indefinite-lived intangible assets. The ASU allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The adoption of this standard did not impact our consolidated financial statements.

2.    INVESTMENTS IN UNCONSOLIDATED COMPANIES

Our ownership interest and investment in unconsolidated companies consisted of the following:

(in thousands) Company	% Ownership Interest	December 29, 2013	December 30, 2012
CareerBuilder, LLC	15.0	$214,579	$210,365
Classified Ventures, LLC	25.6	73,692	69,907
HomeFinder, LLC	33.3	1,064	2,573
Wanderful Media	12.2	1,384	2,551
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27.0	8,443	11,375
Other	Various	1,407	2,832

		$300,569	$299,603

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

2.    INVESTMENTS IN UNCONSOLIDATED COMPANIES (continued)

On February 28, 2014, Classified Ventures, LLC entered into a definitive agreement to sell its apartments.com business for approximately $585 million. The transaction is expected to close in the second quarter of fiscal year 2014 and accordingly we will record our share of the gain on the sale, which is expected to be between $140 million to $145 million, before taxes, during the same period. We also expect to receive a distribution of approximately $147 million from Classified Ventures, LLC, which is equal to our share of the net proceeds from the sale shortly after the transaction closes.

During fiscal year 2013, we wrote-down $3.0 million of certain unconsolidated investments.

We received dividends and other equity distributions from our investments in unconsolidated companies as follows:

	Years Ended
(in thousands)	December 29, 2013	December 30, 2012
CareerBuilder, LLC	$13,500	$15,000
Classified Ventures, LLC	22,996	18,908
Other	5,940	4,692

	$42,436	$38,600

The distributions from our equity investments for $42.4 million included $2.9 million, which exceeded the cumulative earnings from an investee and was considered a return of investment and therefore treated as an investing activity, and the remaining $39.5 million, which represented a return on investment, was shown as an operating activity.

We purchased some of our newsprint supply from Ponderay Newsprint Company ("Ponderay") during fiscal years 2013, 2012 and 2011.

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

We also incurred expenses related to the purchase of products and services provided by these companies, for the uploading and hosting of online advertising on behalf of our newspapers' advertisers. The following table summarizes expenses incurred for products provided by unconsolidated companies, which are recorded in operating expenses as follows:

	Years Ended
(in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
CareerBuilder, LLC	$1,166	$1,197	$1,230
Classified Ventures, LLC	16,915	14,390	12,552
Ponderay (general partnership)	17,575	23,813	20,414

As of both December 29, 2013, and December 30, 2012, we had approximately $1.5 million payable collectively to CareerBuilder, LLC and Ponderay.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

2.    INVESTMENTS IN UNCONSOLIDATED COMPANIES (continued)

The tables below present the summarized financial information, as provided to us by these investees, for our investments in unconsolidated companies on a combined basis:

(in thousands)	December 29, 2013	December 30, 2012
Current assets	$479,684	$412,959
Noncurrent assets	608,267	584,773
Current liabilities	320,440	304,317
Noncurrent liabilities	277,518	246,543
Equity	489,993	446,872

	Years Ended
(in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Net revenues	$1,512,534	$1,427,657	$1,332,394
Gross profit	1,262,104	1,179,819	1,086,667
Operating income	231,952	169,236	154,257
Net income	247,441	141,387	171,305

3.    MIAMI LAND AND BUILDING

On January 31, 2011, our contract to sell certain land in Miami ("Miami Contract") terminated pursuant to its terms because the buyer ("developer") did not consummate the transaction by the closing deadline in the contract. Under the terms of the Miami Contract, we were entitled to receive a $7.0 million termination fee and we filed a claim against the developer to obtain the payment. We settled the claim for an undisclosed amount during the quarter ended September 29, 2013.

On May 27, 2011, we sold 14.0 acres of land in Miami, including a building, which held the operations of one of our subsidiaries, The Miami Herald Media Company, and adjacent parking lots, for a purchase price of $236.0 million ("Miami property"). Approximately 9.4 acres of this Miami property was previously subject to the terminated Miami Contract discussed above. We received cash proceeds of $230.0 million as a result of the sale. The additional $6.0 million was held in an escrow account for our expenses incurred in connection with the relocation of our Miami operations. In April 2012, we received these funds, which were released for payment of costs associated with the relocation of the Miami operations.

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

As of the end of May 2013, we moved all of our Miami business operations to a leased facility and our production to our new production plant built next to the business operations in Doral, Florida and we no longer have a continuing involvement with the Miami property. As a result, in fiscal year 2013, we recognized a gain of $12.9 million on the Miami transaction, which was recorded in non-operating

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

3.    MIAMI LAND AND BUILDING (continued)

(expense) income in our consolidated statements of operations. We also released our financing obligation and PP&E from our consolidated balance sheet during fiscal year 2013, as described in Note 8, Cash Flow Information.

4.    INTANGIBLE ASSETS AND GOODWILL

Changes in identifiable intangible assets and goodwill consisted of the following:

(in thousands)	December 30, 2012	Acquired Assets	Impairment Charges	Amortization Expense	December 29, 2013
Intangible assets subject to amortization	$834,961	$500	$—	$—	$835,461
Accumulated amortization	(510,546)	—	—	(57,191)	(567,737)

	324,415	500	—	(57,191)	267,724
Mastheads	203,587	—	(5,345)	—	198,242
Goodwill	1,012,011	991	—	—	1,013,002

Total	$1,540,013	$1,491	$(5,345)	$(57,191)	$1,478,968

(in thousands)	December 25, 2011	Acquired Assets	Impairment Charges	Amortization Expense	December 30, 2012
Intangible assets subject to amortization	$834,961	$—	$—	$—	$834,961
Accumulated amortization	(452,388)	—	—	(58,158)	(510,546)

	382,573	—	—	(58,158)	324,415
Mastheads	203,587	—	—	—	203,587
Goodwill	1,012,011	—	—	—	1,012,011

Total	$1,598,171	$—	$—	$(58,158)	$1,540,013

During fiscal year 2013, we completed a small acquisition, which is reflected in goodwill and intangible assets subject to amortization.

Accumulated changes in indefinite lived intangible assets and goodwill as of December 29, 2013, consisted of the following:

(in thousands)	Original Gross Amount	Accumulated Impairment	Carrying Amount
Mastheads	$683,000	$(484,758)	$198,242
Goodwill	3,587,998	(2,574,996)	1,013,002

Total	$4,270,998	$(3,059,754)	$1,211,244

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

4.    INTANGIBLE ASSETS AND GOODWILL (continued)

Amortization expense was $57.2 million, $58.2 million and $58.3 million in fiscal year 2013, 2012 and 2011, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows:

Year	Amortization Expense (in thousands)
2014	$52,757
2015	48,086
2016	47,721
2017	48,552
2018	46,977

5.    LONG-TERM DEBT

All of our long-term debt is in fixed rate obligations. As of December 29, 2013 and December 30, 2012, our outstanding long-term debt consisted of senior secured notes and unsecured notes. If applicable, they are stated net of unamortized discounts totaling $33.8 million and $41.2 million as of December 29, 2013 and December 30, 2012, respectfully. The unamortized discounts resulted from recording assumed liabilities at fair value during a 2006 acquisition or from the issuance of the 11.50% Senior Secured Notes due in 2017 ("11.50% Notes") at an original issue discount.

The face values of the notes, as well as the carrying values are as follows:

		Carrying Value
(in thousands)	Face Value at December 29, 2013	December 29, 2013	December 30, 2012
Notes:
9.00% senior secured notes due in 2022	$900,000	$900,000	$910,000
11.50% senior secured notes due in 2017	—	—	83,016
4.625% notes due in 2014	28,965	28,548	64,326
5.750% notes due in 2017	261,298	252,259	273,559
7.150% debentures due in 2027	89,188	83,684	83,291
6.875% debentures due in 2029	276,230	257,380	256,154

Long-term debt	$1,555,681	$1,521,871	$1,670,346

Less current portion		28,548	83,016

Total long-term debt, net of current		$1,493,323	$1,587,330

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

5.    LONG-TERM DEBT (continued)

During the year ended December 29, 2013, we redeemed or repurchased a total of $155.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions, as follows:

(in thousands)	Face Value
11.50% senior secured notes due in 2017	$83,595
9.00% senior secured notes due in 2022	10,000
4.625% notes due in 2014	37,473
5.750% notes due in 2017	24,840

Total notes redeemed or repurchased	$155,908

Loss on Extinguishment of Debt

During fiscal year 2013, we recorded a net loss on the extinguishment of debt of $13.6 million compared to $88.4 million in fiscal year 2012, when a majority of the 11.50% Notes were refinanced. During fiscal year 2013, we redeemed or repurchased all of these notes at a price greater than par value and wrote off historical discounts related to these notes.

Credit Agreement

In connection with the issuance of the 9.00% Senior Secured Notes due in 2022 ("9.00% Notes") discussed below, we entered into the Third Amended and Restated Credit Agreement ("Credit Agreement"), dated as of December 18, 2012. The Credit Agreement provides for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and has a maturity date of December 18, 2017. Our obligations under the Credit Agreement are secured by a first-priority security interest in certain of our assets as described below. As of December 29, 2013, there were $41.1 million face amount of letters of credit outstanding and no other amounts drawn under the Credit Agreement.

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

Senior Secured Notes and Indenture

On December 18, 2012, we issued $910 million aggregate principal amount of 9.00% Notes. We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Senior Secured Notes due in 2017 ("11.50% Notes") in two separate transactions. On December 18, 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In connection with this cash tender offer for our 11.50% Notes, we

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

5.    LONG-TERM DEBT (continued)

recorded a loss on the extinguishment of debt of approximately $94.5 million. In fiscal year 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of debt of approximately $9.6 million related to the redemption.

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

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of December 29, 2013, and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 and a consolidated interest coverage ratio of at least 1.50 to 1.00. As of December 29, 2013, we were in compliance with all financial debt covenants.

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

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

5.    LONG-TERM DEBT (continued)

Maturities

The following table presents the approximate annual maturities of outstanding long-term debt as of December 29, 2013, based upon our required payments, for the next five years and thereafter:

Year	Payments (in thousands)
2014	$28,965
2015	—
2016	—
2017	261,298
2018	—
Thereafter	1,265,418

Debt principal	$1,555,681

6.    INCOME TAXES

Income tax provision (benefit) consisted of:

	Years Ended
(in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Current:
Federal	$17,728	$4,701	$28,913
State	5,302	(16,535)	(1,553)
Deferred:
Federal	(7,612)	(4,701)	(3,316)
State	(2,162)	(4,847)	(15,648)

Income tax provision (benefit)	$13,256	$(21,382)	$8,396

The effective tax rate expense (benefit) and the statutory federal income tax rate are reconciled as follows:

	Years Ended
(in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Statutory rate	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	11.4	7.7	0.3
Changes in estimates	(0.0)	0.2	0.6
Changes in unrecognized tax benefits	(5.2)	(56.3)	(13.6)
Settlements	(1.3)	(32.6)	(10.4)
Other	2.7	4.0	1.5
Stock compensation	(1.2)	12.7	—

Effective tax rate	41.4%	(99.3)%	13.4%

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

6.    INCOME TAXES (continued)

The components of deferred tax assets and liabilities consisted of the following:

(in thousands)	December 29, 2013	December 30, 2012
Deferred tax assets:
Compensation benefits	$187,516	$308,392
State taxes	3,625	4,984
State loss carryovers	5,007	5,815
Other	4,727	5,280

Total deferred tax assets	200,875	324,471
Valuation allowance	(3,741)	(4,110)

Net deferred tax assets	197,134	320,361
Deferred tax liabilities:
Depreciation and amortization	213,159	233,214
Investments in unconsolidated subsidiaries	71,840	64,317
Debt discount	12,434	15,059
Deferred gain on debt	33,007	33,084

Total deferred tax liabilities	330,440	345,674

Net deferred tax liabilities	$133,306	$25,313

The valuation allowance relates to state net operating loss and capital loss carryovers. It decreased by $0.4 million in fiscal year 2013 and decreased by $5.4 million during fiscal year 2012.

As of December 29, 2013, we have varying amounts of net operating loss totaling approximately $181.6 million and capital loss carryovers totaling approximately $13.5 million in several states. The net operating losses expire in various years between fiscal years 2020 and 2033 if not used. The capital loss carryovers will expire in fiscal years 2015 and 2018, if not used prior to that time. We have approximately $1.6 million of state tax credit carryovers which do not expire.

As of December 29, 2013, we had approximately $15.6 million of long-term liabilities relating to uncertain tax positions consisting of approximately $12.9 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $2.7 million in gross accrued interest and penalties. If recognized, substantially all of the net unrecognized tax benefits would impact the effective tax rate. It is reasonably possible that a reduction of up to $1.8 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the closure of certain audits and the expiration of statutes of limitations. Net accrued interest and penalties at December 29, 2013, December 30, 2012, and December 25, 2011, were approximately $2.0 million, $2.5 million and $15.5 million, respectively.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

6.    INCOME TAXES (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits consists of the following:

	Years Ended
(in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Balance at beginning of fiscal year	$8,649	$30,463	$51,992
Increases based on tax positions in prior year	7,631	—	1,409
Decreases based on tax positions in prior year	(935)	(9,933)	(13,475)
Increases based on tax positions in current year	1,386	745	2,213
Settlements	(259)	(643)	—
Lapse of statute of limitations	(3,583)	(11,983)	(11,676)

Balance at end of fiscal year	$12,889	$8,649	$30,463

As of December 29, 2013, the following tax years and related taxing jurisdictions were open:

Taxing Jurisdiction	Open Tax Year	Years Under Exam
Federal	2010-2013
Washington, D.C.	2006, 2010-2013	2006
Illinois	2008-2013	2008-2009
California	2009-2013	2009-2010
Other States	2006-2013

7.    EMPLOYEE BENEFITS

We have a qualified defined benefit pension plan ("Pension Plan") covering substantially all of our employees who began their employment prior to March 31, 2009. Effective March 31, 2009, the Pension Plan was frozen such that no new participants may enter the Pension Plan and no further benefits will accrue. However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide key employees hired prior to March 31, 2009, with additional retirement benefits. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations. We paid $8.3 million in fiscal year 2013, $8.2 million in fiscal year 2012 and $7.4 million in fiscal year 2011 for these plans. We also provide or subsidize certain life insurance benefits for employees.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

7.    EMPLOYEE BENEFITS (continued)

The following tables provide reconciliations of the pension and post-retirement benefit plans' benefit obligations, fair value of assets and funded status as of December 29, 2013, and December 30, 2012:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation, beginning of year	$2,073,218	$1,763,859	$15,932	$27,474
Service cost	5,545	5,540	—	—
Interest cost	84,596	91,898	497	946
Plan participants' contributions	—	—	586	817
Actuarial (gain)/loss	(214,353)	305,952	(754)	(2,400)
Gross benefits paid	(94,253)	(89,213)	(3,289)	(3,285)
Plan amendment	—	—	(386)	(7,620)
Administrative expenses	(5,432)	(4,818)	—	—

Benefit obligation, end of year	$1,849,321	$2,073,218	$12,586	$15,932

	Pension Benefits		Post-retirement Benefits
(in thousands)	2013	2012	2013	2012
Change in Plan Assets
Fair value of plan assets, beginning of year	$1,358,877	$1,233,305	$—	$—
Actual return on plan assets	157,614	171,481	—	—
Employer contribution	15,889	48,122	2,703	2,468
Plan participants' contributions	—	—	586	817
Gross benefits paid	(94,253)	(89,213)	(3,289)	(3,285)
Administrative expenses	(5,432)	(4,818)	—	—

Fair value of plan assets, end of year	$1,432,695	$1,358,877	$—	$—

	Pension Benefits		Post-retirement Benefits
(in thousands)	2013	2012	2013	2012
Funded Status
Fair value of plan assets	$1,432,695	$1,358,877	$—	$—
Benefit obligations	(1,849,321)	(2,073,218)	(12,586)	(15,932)

Funded status and amount recognized, end of year	$(416,626)	$(714,341)	$(12,586)	$(15,932)

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

7.    EMPLOYEE BENEFITS (continued)

Amounts recognized in the consolidated balance sheets at December 29, 2013, and December 30, 2012, consists of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2013	2012	2013	2012
Current liability	$(33,418)	$(15,830)	$(1,585)	$(1,859)
Noncurrent liability	(383,208)	(698,511)	(11,001)	(14,073)

	$(416,626)	$(714,341)	$(12,586)	$(15,932)

Amounts recognized in accumulated other comprehensive income for the years ended December 29, 2013, and December 30, 2012, consist of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2013	2012	2013	2012
Net actuarial loss/(gain)	$518,914	$815,385	$(11,041)	$(11,380)
Prior service cost/(credit)	12	26	(13,436)	(14,952)

	$518,926	$815,411	$(24,477)	$(26,332)

The elements of retirement and post-retirement costs are as follows:

	Years Ended
(in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Pension plans:
Service Cost	$5,545	$5,540	$5,600
Interest Cost	84,596	91,898	92,961
Expected return on plan assets	(101,053)	(107,760)	(104,251)
Prior service cost amortization	14	14	14
Actuarial loss	25,557	12,687	6,726

Net pension expense	14,659	2,379	1,050
Net post-retirement benefit credit	(2,497)	(995)	(234)
Deferred compensation plan credit	—	—	(71)

Net retirement expenses	$12,162	$1,384	$745

Our discount rate was determined by matching a portfolio of long-term, non-callable, high quality bonds to the plans' projected cash flows.

Weighted average assumptions used for valuing benefit obligations were:

	Pension Benefit Obligations		Post-retirement Obligations
	2013	2012	2013	2012
Discount rate	5.01%	4.17%	4.36%	3.39%

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

7.    EMPLOYEE BENEFITS (continued)

Weighted average assumptions used in calculating expense:

	Pension Benefit Expense			Post-retirement Expense
	December 29, 2013	December 30, 2012	December 25, 2011	December 29, 2013	December 30, 2012	December 25, 2011
Expected long-term return on plan assets	8.00%	8.25%	8.25%	N/A	N/A	N/A
Discount rate	4.17%	5.31%	5.90%	3.39%	4.26%/3.31% (1)	4.84%

  (1)
  4.26% for January 2012 to September 2012; 3.31% for October 2012 to December 2012 due to plan change.

For the post-retirement plans, the medical cost trend rates are expected to decline from 7.0% in 2013 to 5.0% by the year 2018. As of December 29, 2013, a 1% increase in the assumed health care cost trend rate would increase the benefit obligation by $0.5 million and a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $0.5 million. As of December 30, 2012, a 1% increase in the assumed health care cost trend rate would increase the benefit obligation by $0.6 million and a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $0.6 million.

Contributions and Cash Flows

In January 2014, we contributed $25 million of cash to the Pension Plan, which we expect will satisfy all of our required contributions in fiscal year 2014. We do not expect to make any additional contributions to the Pension Plan during fiscal year 2014.

In fiscal year 2013, we contributed $7.6 million of cash to the Pension Plan. In fiscal year 2012, we contributed $40.0 million of cash to the Pension Plan.

In January 2011, we contributed owned real property from seven locations to our Pension Plan. The Pension Plan obtained independent appraisals of the property and, based on these appraisals, recorded the contribution at the fair value of $49.7 million. We entered into leases for the seven contributed properties for 10 years. The properties are managed on behalf of the Pension Plan by an independent fiduciary. In May 2011, we used proceeds from the sale of our property in Miami (see Note 3) to contribute $163.0 million to the Pension Plan.

The contribution and leaseback of the properties was treated as a financing transaction and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss has been recognized on the contribution. Our pension obligation was reduced by $49.7 million and a long-term and short-term financing obligation was recorded on the date of the contribution. The financing obligation is reduced by a portion of the lease payments made to the Pension Plan each month. The balance of this obligation at December 29, 2013, was $44.5 million.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

7.    EMPLOYEE BENEFITS (continued)

Expected benefit payments to retirees under our retirement and post-retirement plans over the next 10 years are summarized below:

(in thousands)	Retirement Plans (1)	Post-retirement Plans
2014	$94,367	$1,584
2015	97,659	1,316
2016	100,459	1,259
2017	104,887	1,203
2018	107,832	1,143
2019-2023	592,450	4,681

Total	$1,097,654	$11,186

  (1)
  Largely to be paid from the qualified defined benefit pension plan

Pension Plan Assets

Our investment policies are designed to maximize Pension Plan returns within reasonable and prudent levels of risk, with an investment horizon of greater than 10 years so that interim investment returns and fluctuations are viewed with appropriate perspective. The policy also aims to maintain sufficient liquid assets to provide for the payment of retirement benefits and plan expenses, hence, small portions of the equity and debt investments are held in marketable mutual funds.

Our policy seeks to provide an appropriate level of diversification of assets, as reflected in its target allocations, as well as limits placed on concentrations of equities in specific sectors or industries. It uses a mix of active managers and passive index funds and a mix of separate accounts, mutual funds, common collective trusts and other investment vehicles.

Our assumed long-term return on assets was developed using a weighted average return based upon the Pension Plan's portfolio of assets and expected returns for each asset class, taking into account projected inflation, interest rates and market returns. The assumed return was also reviewed in light of historical and recent returns in total and by asset class.

As of December 29, 2013 and December 30, 2012, the target allocations for the Pension Plan assets were 60% equity securities, 28% debt securities, 7% real estate securities and 5% commodities.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

7.    EMPLOYEE BENEFITS (continued)

The table below summarizes the Pension Plan's financial instruments that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above, as of the year ended December 29, 2013:

	2013
	Plan Assets
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$844	$—	$—	$844
Mutual fund	273,450	—	—	273,450
Corporate debt instruments	—	105	—	105
U.S. Government securities	—	112,530	—	112,530
Common collective trusts	—	980,317	—	980,317
Real estate	—	—	52,265	52,265
Other	—	—	7,167	7,167

Total	$274,294	$1,092,952	$59,432	1,426,678

Pending trades				6,017

				$1,432,695

The table below summarizes changes in the fair value of the Pension Plan's Level 3 investment assets held for the year ended December 29, 2013:

(in thousands)	Real Estate	Private Equity	Total
Beginning Balance, December 30, 2012	$51,579	$6,408	$57,987
Purchases, issuances, sales, settlements	—	—	—
Realized gains	4,817		4,817
Transfer in or out of level 3	(4,817)	(167)	(4,984)
Unrealized gains	686	926	1,612

Ending Balance, December 29, 2013	$52,265	$7,167	$59,432

The table below summarizes the Pension Plan's financial instruments that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above, as of the year ended December 30, 2012:

	2012 Plan Assets
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,161	$—	$—	$1,161
Mutual fund	257,398	—	—	257,398
Corporate debt instruments	—	98	—	98
U.S. Government securities	—	107,337	—	107,337
Common collective trusts	—	928,730	—	928,730
Real estate	—	—	51,579	51,579
Other	—	—	6,408	6,408

Total	$258,559	$1,036,165	$57,987	1,352,711

Pending trades				6,166

				$1,358,877

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

7.    EMPLOYEE BENEFITS (continued)

The table below summarizes changes in the fair value of the Pension Plan's Level 3 investment assets held for the year ended December 30, 2012:

(in thousands)	Real Estate	Private Equity	Total
Beginning Balance, December 25, 2011	$50,530	$8,899	$59,429
Purchases, issuances, sales, settlements	—	—	—
Realized gains	3,747	27	3,774
Transfer in or out of level 3	(3,747)	(3,820)	(7,567)
Unrealized gains	1,049	1,302	2,351

Ending Balance, December 30, 2012	$51,579	$6,408	$57,987

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

Real estate.    On January 14, 2011, we contributed Company-owned real property from seven locations to our Pension Plan. The Pension Plan obtained independent appraisals of the property, and based on these appraisals, the Pension Plan recorded the contribution at fair value on January 14, 2011. The properties are leased by us for our newspaper operations. The properties are managed on behalf of the Pension Plan by an independent fiduciary, and the terms of the leases between us and the Pension Plan were negotiated with the fiduciary. The property is valued by independent appraisals conducted under the direction of the independent fiduciary.

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

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

7.    EMPLOYEE BENEFITS (continued)

401(k) Plan

We have separate deferred compensation plans ("401(k) plan") for employees, which enable qualified employees to voluntarily defer compensation. On March 31, 2009, we temporarily suspended our matching contribution to the 401(k) plan. The 401(k) plan, as amended, includes a Company match (once reinstated) and a supplemental contribution that is tied to our performance (as defined in the plan).

8.    CASH FLOW INFORMATION

Cash paid during the fiscal years 2013, 2012 and 2011 for interest and income taxes were:

	Years Ended
(in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Interest paid (net of amount capitalized) (1)	$127,257	$173,742	$152,543
Income taxes paid (net of refunds)	21,019	37,137	32,613

  (1)
  The fiscal year 2012 interest paid includes $30.0 million of interest accelerated as a result of the refinance of the 11.50% Notes as discussed in Note 5.

In January 2011, we contributed real property valued at $49.7 million to our defined benefit pension plan and have recorded a financing obligation equal to the same amount for leases entered into with the defined benefit pension plan for our operations. In addition, in 2011 we sold property in Miami but retained use of the property rent-free through May 2013. As a result the transaction was treated as a financing transaction (see Note 3 for a description of this transaction and the related accounting treatment) and land was transferred to PP&E. These non-cash transactions are summarized below:

Year Ended
(in thousands)	December 25, 2011
Financing obligation for contribution of real property to pension plan	$49,710
Reduction of pension obligation	(49,710)
Non-refundable deposits offset against carrying value of land	(16,500)
Increase in PP&E for land transferred from other assets	116,000

As of December 29, 2013, other non-cash financing activities included the release of $238.1 million for the financing obligation related to the Miami property transaction because we no longer have a continuing involvement with the Miami property (see Note 3). As of December 29, 2013, other non-cash investing activities included the release of $227.7 million from property, plant and equipment ("PP&E"), which also relates to the conclusion of the Miami property transaction.

We had $0.2 million, $5.7 million and $1.2 million of non-cash financing activities related to purchases of PP&E on credit as of the end of fiscal years 2013, 2012 and 2011, respectively. We had $1.0 million of non-cash financing activities related to financing costs for our 9.00% Notes issuance as of the end of fiscal year 2012.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

9.    COMMITMENTS AND CONTINGENCIES

We have certain other obligations for various contractual agreements that secure future rights to goods and services to be used in the normal course of operations. These include purchase commitments for printing outsource agreements, planned capital expenditures, lease commitments and self-insurance obligations.

The following table summarizes our minimum annual contractual obligations as of December 29, 2013 and the estimated timing and effect the obligations have on our liquidity and cash flows in future periods:

	Payments Due By Period
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Purchase obligations (1)	$23,864	$15,500	$14,037	$14,122	$14,121	$31,717	$113,361
Operating leases (2)
Lease obligation	11,489	9,594	8,960	8,194	7,489	30,742	76,468
Sublease income	(2,406)	(1,862)	(1,330)	(777)	(764)	(2,204)	(9,343)

Net lease obligation	9,083	7,732	7,630	7,417	6,725	28,538	67,125
Workers' compensation obligations (3)	4,621	3,269	2,443	1,840	1,432	5,178	18,783

Total (4)	$37,568	$26,501	$24,110	$23,379	$22,278	$65,433	$199,269

  (1)
  Represents our purchase obligations primarily related to printing outsource agreements and capital expenditures for property, plant and equipment expiring at various dates through 2028. As of December 29, 2013, we had a fiscal year 2014 purchase commitment of 81,648 metric tons of newsprint from SP Fiber Technologies.

  (2)
  Represents minimum rental commitments under operating leases with non-cancelable terms in excess of one year and sublease income from leased space. We rent certain facilities and equipment under operating leases expiring at various dates through 2028. Total rental expense, included in other operating expenses, from continuing operations amounted to $11.2 million in fiscal year 2013, $12.5 million in fiscal year 2012 and $13.3 million in fiscal year 2011. Most of the leases provide that we pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses. We sublease office space to other companies under noncancellable agreements that expire at various dates through 2023. Sublease income from operating leases totaled $3.9 million, $3.8 million and $4.4 million in fiscal years 2013, 2012 and 2011, respectively.

  (3)
  Represents the expected insurance payments of undiscounted ultimate losses, net of estimated insurance recoveries of approximately $6.2 million, and is based on our historical payment patterns. We retain the risk for workers' compensation resulting from uninsured deductibles per accident or occurrence that are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. For the year ended December 29, 2013, we compiled our historical data pertaining to the self-insurance experiences and actuarially developed the ultimate loss associated with our self-insurance programs for workers' compensation liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs. The undiscounted ultimate losses of all our self-insurance reserves related to our workers' compensation liabilities, net of insurance recoveries at December 29, 2013 and December 30, 2012, were $18.7 million and $19.8 million, respectively. We discount the net amount above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended December 29, 2013 and December 30, 2012, the discount rate used was 1.9% and 1.1%, respectively. The present value of all self-insurance reserves, net of estimated insurance recoveries, for our workers' compensation liability recorded at December 29, 2013 and December 30, 2012, was $18.7 million and $19.8 million, respectively.

Legal Proceedings and other contingent claims

We are subject to a variety of legal proceedings (including libel, employment, wage and hour, independent contractor and other legal actions) and governmental proceedings (including environmental matters) that arise from time to time in the ordinary course of our business. We are unable to estimate the amount or range of reasonably possible losses. However, we currently believe, after reviewing such actions with

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

9.    COMMITMENTS AND CONTINGENCIES (continued)

counsel, that the expected outcome of pending actions will not have a material effect on our consolidated financial statements. No material amounts for any losses from litigation that may ultimately occur have been recorded in the consolidated financial statements as we believe that any such losses are not probable.

We have certain indemnification obligations related to the sale of assets including but not limited to insurance claims and multi-employer pension plans of disposed newspaper operations. We believe the remaining obligations related to disposed assets will not be material to our financial position, results of operations or cash flows.

As of December 29, 2013, we had $41.1 million of standby letters of credit secured under the Credit Agreement (see Note 5 for further discussion).

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

Stock Plans

During fiscal year 2013, we had five stock-based compensation plans, which are described below.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

10.    COMMON STOCK AND STOCK PLANS (continued)

We had two stock option plans which reserved Class A Common shares for issuance to key employees — the 1994 and 1997 plans ("Employee Plans"). Terms of each of the Employee Plans were substantially the same. Options were granted at the market price of the Class A Common Stock on the date of grant. The options vested in installments over four years, and once vested are exercisable up to 10 years from the date of grant. Although the plans permit us, at our sole discretion, to settle unexercised options by granting stock appreciation rights, we do not intend to avail ourselves of this alternative for option grants made under these plans. Both of these plans have expired and have been replaced by the 2004 stock incentive plan. During fiscal year 2013, all outstanding grants expired, leaving no grants outstanding under the Employee Plans as of December 29, 2013.

Our amended and restated stock option plan for outside directors (the "2001 Director Plan") provided for the issuance of shares of Class A Common Stock. Generally, under this plan each non-employee director was granted, at the conclusion of each regular annual meeting of stockholders, an option to purchase shares of Class A Common Stock at fair market value on the date of the grant. Terms of the 2001 Director Plan were similar to the terms of the Employee Plans. This plan (which had 9,000 outstanding grants at December 29, 2013) expired and no further grants are being made.

We have a stock incentive plan (the "2004 Plan") that reserved 9,000,000 Class A Common shares for issuance to key employees and outside directors. Terms of the 2004 Plan are similar to the Employee Plans and 2001 Director Plan, except that the 2004 Plan permitted the following type of incentive awards in addition to common stock, stock options and stock appreciation rights ("SARs"): restricted stock, unrestricted stock, stock units and dividend equivalent rights. The 2004 Plan was frozen in May 2012.

In May 2012 the shareholders approved The McClatchy Company 2012 Omnibus Incentive Plan ("2012 Plan") to replace the 2004 Plan, for all future awards. The 2012 Plan provided that the Class A Common Stock available for issuance equal to 5,000,000 shares plus the number of shares available for future awards under the 2004 Plan as of the date of May 16, 2012 (the shareholder meeting date) plus the number of shares subject to awards outstanding under the 2004 Plan as of May 16, 2012, which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares. The 2012 Plan generally provides for granting of stock options or SARs only at an exercise price at least equal to fair market value on the grant date; a 10-year maximum term for stock options and SARs; no repricing of stock options or SARs without prior shareholder approval; and no reload or "evergreen" share replenishment features.

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

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

10.    COMMON STOCK AND STOCK PLANS (continued)

Stock Plans Activity

In fiscal year 2013, we granted 15,000 shares of Class A Common Stock to each non-employee director, resulting in the issuance of 165,000 shares from the 2012 Plan. In fiscal year 2012, we granted 15,000 shares of Class A Common Stock to each non-employee director, resulting in the issuance of 150,000 shares from the 2012 Plan.

We granted restricted stock units ("RSUs") at fair market value on the date of grant to certain key employees from the 2012 Plan as summarized below. The RSUs generally vest two to three years after grant date but terms of each grant is at the discretion of the compensation committee of the board of directors.

The following table summarizes the RSUs stock activity:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested — December 26, 2010	845,000	$3.42
Granted	740,000	$4.08
Forfeited	(140,000)	$3.70

Nonvested — December 25, 2011	1,445,000	$3.73
Granted	1,082,000	$2.59
Vested	(765,000)	$3.42
Forfeited	(660,000)	$3.48

Nonvested — December 30, 2012	1,102,000	$2.98
Granted	483,150	$2.46
Vested	(320,000)	$4.08
Forfeited	(33,500)	$2.48

Nonvested — December 29, 2013	1,231,650	$2.50

As of December 29, 2013, the total fair value of the RSUs that vested during the period was $0.8 million. As of December 29, 2013, there were $1.4 million of unrecognized compensation costs for nonvested RSUs, which are expected to be recognized over 1.8 years.

We granted SARs at fair market value on the date of grant to certain key employees from the 2012 Plan as summarized below. The SARs generally vest four years after grant date but terms of each grant is at the discretion of the compensation committee of the board of directors.

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

10.    COMMON STOCK AND STOCK PLANS (continued)

Outstanding options and SARs are summarized as follows:

	Options/ SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 26, 2010	6,632,200	$26.82	$6,060
Granted	1,078,500	$4.08
Exercised	(152,750)	$1.73	$382
Forfeited	(132,250)	$3.99
Expired	(702,450)	$47.86

Outstanding December 25, 2011	6,723,250	$22.01	$874
Granted	1,017,500	$2.76
Exercised	(27,250)	$1.70	$33
Forfeited	(1,217,750)	$54.52
Expired	(301,250)	$48.33

Outstanding December 30, 2012	6,194,500	$11.45	$1,846
Granted	775,000	$2.46
Exercised	(545,750)	$1.72	$847
Forfeited	(58,500)	$3.30
Expired	(254,750)	$48.97

Outstanding December 29, 2013	6,110,500	$9.69	$2,384

Vested and Expected to Vest December 29, 2013	5,955,143	$9.87	$2,281

Options exercisable:
December 25, 2011	4,082,500		$397
December 30, 2012	3,826,250		$1,335
December 29, 2013	3,983,875		$1,306

As of December 29, 2013, there were $2.0 million of unrecognized compensation costs related to options and SARs granted under our plans. The cost is expected to be recognized over a weighted average period of 2.3 years.

The following tables summarize information about stock options and SARs outstanding in the stock plans at December 29, 2013:

Range of Exercise Prices	Options/SARs Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Options/SARs Exercisable	Weighted Average Exercise Price
$1.50 – $9.07	4,407,250	6.79	$2.99	2,280,625	$3.00
$9.73 – $35.94	1,106,750	2.86	$13.19	1,106,750	$13.19
$40.95 – $73.36	596,500	1.84	$52.66	596,500	$52.66

Total	6,110,500	5.59	$9.69	3,983,875	$13.27

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

10.    COMMON STOCK AND STOCK PLANS (continued)

The weighted average remaining contractual life of options exercisable at December 29, 2013, was 4.26 years. The weighted average remaining contractual life of options vested and expected to vest at December 29, 2013, was 5.52 years. The fair value of the stock options and SARs granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of the options represents the period of time that options granted are expected to be outstanding using the historical exercise behavior of employees. The expected dividend yield is based on historical dividends declared per year, giving consideration for any anticipated change and the estimated stock price over the expected life of the options based on historical experience. Expected volatility was based on historical volatility for a period equal to the stock option's expected life for shares granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2013	2012	2011
Expected life in years	4.51	6.52	6.16
Dividend yield	NIL	NIL	NIL
Volatility	1.08	0.90	0.87
Risk-free interest rate	0.76%	1.22%	2.53%
Weighted average exercise price of options/SARs granted	$2.46	$2.76	$4.08
Weighted average fair value of options/SARs granted	$1.85	$2.09	$3.03

Through the third quarter of fiscal year 2011, we also offered eligible employees the option to purchase Class A Common Stock under the Purchase Plan. The expense associated with the plan was computed using a Black-Scholes option valuation model with similar assumptions to those described for stock options, except that volatility is computed using a one-year look back given the short-term nature of this option. Expense associated with the Purchase Plan is included in the stock-related compensation. There was no such plan or expense during fiscal years 2013 or 2012.

Stock-Based Compensation

Total stock-based compensation expense consisted of the following:

	Years Ended
(in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Stock-based compensation expense	$3,523	$3,523	$5,174

11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Our business is somewhat seasonal with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the holiday seasons. The

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

first and third quarters are historically the slowest quarters for revenues and profits. Our quarterly results are summarized as follows:

	Quarters Ended
(in thousands, except per share amounts)	March 31, 2013	June 30, 2013	September 29, 2013	December 29, 2013
Net Revenues	$295,109	$308,789	$293,610	$344,729
Operating income	$20,598	$31,461	$27,571	$45,270
Net income (loss)	$(12,741)	$11,752	$7,265	$12,527
Net income (loss) per share	$(0.15)	$0.14	$0.08	$0.15

	Quarters Ended
(in thousands, except per share amounts)	March 25, 2012	June 24, 2012	September 23, 2012	December 30, 2012
Net Revenues	$306,689	$320,126	$306,332	$376,492
Operating income	$27,975	$42,935	$32,479	$82,747
Net income (loss)	$(2,087)	$26,865	$5,093	$(30,015)
Net income (loss) per share	$(0.02)	$0.31	$0.06	$(0.35)

The following are significant activities in fiscal year 2013:

  •
  During the quarter ended March 31, 2013, we incurred a loss on extinguishment of debt totaling $12.8 million related to bonds that were redeemed through the completion of our debt refinancing as described in Note 5 or repurchased through privately negotiated transactions.

  •
  During the quarter ended June 30, 2013, we recognized a gain on the sale of our Miami property for $10.0 million. See Note 3 for further discussion.

  •
  During the quarter ended September 29, 2013, we recognized a gain on the sale of our Miami property for $2.9 million. See Note 3 for further discussion.

  •
  As discussed in Note 1, our fiscal year 2013 reporting period is a 52-week year versus a 53-week year in fiscal year 2012, and as a result, the quarter ended December 29, 2013 includes 13 weeks compared to 14 weeks in the quarter ended December 30, 2012. Also, during the quarter ended December 29, 2013, we recognized $5.3 million in masthead impairment charges, $11.9 million in real property and land impairment charges, $11.4 million in accelerated depreciation on production equipment and $3.0 million in write-downs of certain other unconsolidated investments. See Notes 1 and 2.

The following are significant activities in fiscal year 2012:

  •
  During the quarter ended March 25, 2012, we incurred a gain on extinguishment of debt totaling $4.4 million related to bonds that were repurchased in the through privately negotiated transactions.

  •
  During the quarter ended June 24, 2012, we had a reversal of non-cash interest expense totaling $7.8 million related to the release of tax reserves. In addition, we had a favorable

THE MCCLATCHY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND DECEMBER 25, 2011

11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

      adjustment to net income totaling $7.0 million for a tax settlement related to state tax positions previously taken.

  •
  As discussed in Note 1, our fiscal year 2012 reporting period is a 53-week year versus a 52-week year in fiscal year 2011, and as a result, the quarter ended December 30, 2012 includes 14 weeks compared to 13 weeks in the quarter ended December 25, 2011. Also, during the quarter ended December 30, 2012, in connection with our refinance of our 11.50% Notes, as described in Note 5, we recognized $94.5 million as a loss on extinguishment of debt.

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

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2013. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)(COSO). Based on management's assessment and those criteria, management believes that the Company's internal control over financial reporting was effective as of December 29, 2013.

The McClatchy Company's independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting. This report appears in Item 8 – "Financial Statements and Supplementary Data"

ITEM 9B.            OTHER INFORMATION

Not Applicable.

 PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 29, 2013.

ITEM 11.            EXECUTIVE COMPENSATION

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 29, 2013.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 29, 2013.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 29, 2013.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 29, 2013.

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
March 6, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. Talamantes Patrick J. Talamantes	President, Chief Executive Officer And Director (Principal Executive Officer)	March 6, 2014
/s/ R. Elaine Lintecum R. Elaine Lintecum	Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 6, 2014
/s/ Lawrence D. Edgar Lawrence D. Edgar	Controller (Principal Accounting Officer)	March 6, 2014
/s/ Kevin S. McClatchy Kevin S. McClatchy	Chairman of the Board	March 6, 2014
/s/ Elizabeth Ballantine Elizabeth Ballantine	Director	March 6, 2014
/s/ Leroy Barnes, Jr. Leroy Barnes, Jr.	Director	March 6, 2014
/s/ Molly Maloney Evangelisti Molly Maloney Evangelisti	Director	March 6, 2014
/s/ Kathleen Foley Feldstein Kathleen Foley Feldstein	Director	March 6, 2014
/s/ Craig I. Forman Craig I. Forman	Director	March 6, 2014
/s/ Brown McClatchy Maloney Brown McClatchy Maloney	Director	March 6, 2014
/s/ William B. McClatchy William B. McClatchy	Director	March 6, 2014
/s/ Theodore R. Mitchell Theodore R. Mitchell	Director	March 6, 2014
/s/ Clyde W. Ostler Clyde W. Ostler	Director	March 6, 2014
/s/ Frederick R. Ruiz Frederick R. Ruiz	Director	March 6, 2014

INDEX OF EXHIBITS
(Item 15 (a) 3.)

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date/Period End Date
3.1	The Company's Restated Certificate of Incorporation, dated June 26, 2006	10-Q	3.1	June 25, 2006
3.2	The Company's Bylaws as amended and restated effective March 20, 2012	8-K	3.1	March 22, 2012
10.1	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement	8-K	10.3	September 30, 2008
10.2	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent	8-K	10.2	September 30, 2008
10.3	Commitment Reduction and Amendment and Restatement Agreement, dated as of June 22, 2012, among the Company and Bank of America, N.S., as Administrative Agent	8-K	10.1	June 25, 2012
10.4	Second Amended and Restated Credit Agreement, dated as of June 22, 2012, among the Company, the lenders from time to time party thereto, and Bank of America, N.A., Administrative Agent and L/C Issuer	10-Q	10.2	June 25, 2012
10.5	Third Amended and Restated Credit Agreement dated December 18, 2012 among the Company, the lenders from time to time party thereto, and Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8-K	10.1	December 20, 2012
10.6	Purchase Agreement, dated February 4, 2010, by and among the Company, certain of the Company's subsidiaries and J.P. Morgan Securities Inc. as Representative of the several Initial Purchasers relating to the 11.50% Senior Secured Notes due in 2017	8-K	10.1	February 9, 2010
10.7	Purchase Agreement, dated December 3, 2012, by and among the Company, certain of the Company's subsidiaries and J.P. Morgan Securities LLC as Representative of the several Initial Purchasers relating to the $910 million 9.00% Senior Secured Notes due 2022	10-K	10.9	December 30, 2012

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date/Period End Date
10.8	Indenture, dated February 11, 2010 among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to the 11.50% Senior Secured Notes due 2017	8-K	4.1	February 17, 2010
10.9	Second Supplemental Indenture dated December 11, 2012, among The McClatchy Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. related to the 11.50% Senior Secured Notes due to 2017	8-K	4.1	December 20, 2012
10.10	Indenture, dated as of November 4, 1997, between Knight-Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, [Knight-Ridder's Registration Statement on Form S-3]	S-3	4.1	October 10, 1997
10.11	First Supplemental Indenture, dated as of June 1, 2001, Knight-Ridder, Inc.; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee [Knight-Ridder, Inc. Report on Form 8-K]	8-K	4	June 1, 2001
10.12	Second Supplemental Indenture, dated as of November 1, 2004, among Knight-Ridder, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight-Ridder, Inc. Report on Form 8-K]	8-K	4.1	November 4, 2004
10.13	Third Supplemental Indenture, dated as of August 16, 2005, among Knight-Ridder, Inc., JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight-Ridder, Inc. Report on Form 8-K]	8-K	4.1	August 22, 2005
10.14	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight-Ridder Inc.	10-Q	10.4	June 25, 2006
10.15	Indenture dated December 18, 2012, among The McClatchy Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A. relating to the 9.00% Senior Secured Notes due 2022	8-K	4.2	December 20, 2012

			Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
10.16		Registration Rights Agreement, dated February 11, 2010, between The McClatchy Company and J. P. Morgan Securities Inc., relating to the 11.50% Senior Secured Notes due 2017	8-K	4.2	February 17, 2010
10.17		Registration Rights Agreement dated December 18, 2012, between The McClatchy Company and J.P. Morgan Securities LLC, relating to the 9.00% Senior Secured Notes due 2022	8-K	4.3	December 20, 2012
10.18		Purchase and Sale Agreement Between the Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011	10-Q	10.42	June 26, 2011
10.19	*	The McClatchy Company Management Objective Plan Description.	10-K	10.4	December 30, 2000
10.20	*	Amended and Restated Supplemental Executive Retirement Plan	10-K	10.4	December 29, 2002
10.21	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan	8-K	10.1	February 10, 2009
10.22	*	Amended and Restated McClatchy Company Benefit Restoration Plan	8-K	10.1	July 29, 2011
10.23	*	Amended and Restated McClatchy Company Bonus Recognition Plan	8-K	10.2	July 29, 2011
10.24	*	Amended and Restated 1994 Stock Option Plan	10-Q	10.15	July 1, 2001
10.25	*	Amended and Restated 1997 Stock Option Plan	10-K	10.7	December 29, 2002
10.26	*	Amendment 1 to The McClatchy Company 1997 Stock Option Plan dated January 23, 2007	10-K	10.16	December 31, 2006
10.27	*	The Company's Amended and Restated 2001 Director Stock Option Plan	10-K	10.13	December 26, 2004
10.28	*	Amendment 1 to The McClatchy Company 2001 Director Option Plan dated January 23, 2007	10-K	10.18	December 31, 2006
10.29	*	The Company's 2004 Stock Incentive Plan, as amended and restated	10-Q	10.25	June 29, 2008
10.30	*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement	8-K	99.1	December 16, 2004
10.31	*	Form of Restricted Stock Agreement related to the Company's 2004 Stock Incentive Plan	8-K	99.1	January 28, 2005
10.32	*	Form of Restricted Stock Unit Agreement related to the Company's 2004 Stock Incentive Plan	8-K	10.1	December 18, 2009
10.33	*	The McClatchy Company 2012 Omnibus Incentive Plan	DEF 14A	Appendix A	April 2, 2012

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
10.34	*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8-K	10.3	May 18, 2012
10.35	*	Form of Stock Appreciation Right Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8-K	10.2	May 18, 2012
10.36	*	Employment Agreement between the Company and Patrick Talamantes dated May 16, 2012	8-K	10.1	May 18, 2012
10.37	*	2012 Senior Executive Retention Bonus Plan	8-K	10.4	May 18, 2012
10.38	*	Form of Indemnification Agreement between the Company and each of its officers and directors	8-K	99.1	May 23, 2005
12		Computation of Earnings to Fixed Charges
21		Subsidiaries of the Company
23		Consent of Deloitte & Touche LLP
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of Ernst & Young LLP
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
99.1		Consolidated balance sheets of Classified Ventures, LLC as of December 31, 2013 and December 31, 2012 and the related consolidated statements of operations, changes in members' equity, and cash flows for each of the three years ended December 31, 2013 and Independent Auditor's Report as it relates to 2013.
99.2		Consolidated balance sheet of CareerBuilder, LLC as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years ended December 31, 2013 and Report of Independent Auditors as it relates to 2013.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date/Period End Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Compensation plans or arrangements for the Company's executive officers and directors

**
Furnished, not filed