Form 10-Q
period 2014-03-30
MCCLATCHY CO
filed 2014-05-08
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ☐  No ☒

As of April 28, 2014, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	62,133,708
Class B Common Stock	24,585,962

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands, except per share amounts)

	Quarters Ended
	March 30,	March 31,
	2014	2013
REVENUES - NET:
Advertising	$183,911	$197,122
Circulation	90,810	85,828
Other	12,482	12,159
	287,203	295,109
OPERATING EXPENSES:
Compensation	111,116	112,576
Newsprint, supplements and printing expenses	27,942	30,715
Depreciation and amortization	40,488	30,446
Other operating expenses	111,957	100,774
	291,503	274,511

OPERATING (LOSS) INCOME	(4,300)	20,598

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(33,412)	(35,516)
Interest income	4	9
Equity income in unconsolidated companies, net	9,558	9,161
Loss on extinguishment of debt, net	—	(12,770)
Other - net	62	52
	(23,788)	(39,064)

Loss before income taxes	(28,088)	(18,466)
Income tax benefit	(12,246)	(5,725)
NET LOSS	$(15,842)	$(12,741)

Net loss per common share:
Basic	$(0.18)	$(0.15)
Diluted	$(0.18)	$(0.15)

Weighted average number of common shares used
to calculate basic and diluted earnings per share:
Basic	86,475	86,022
Diluted	86,475	86,022

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarters Ended
	March 30,	March 31,
	2014	2013
NET LOSS	$(15,842)	$(12,741)

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unrealized net gain and other
components of benefit plans, net of
taxes of $(1,254) and $(2,250)	1,882	3,375
Investment in unconsolidated companies:
Other comprehensive income (loss),
net of taxes of $(484) and $442	725	(663)
Other comprehensive income (loss)	2,607	2,712
Comprehensive income (loss)	$(13,235)	$(10,029)

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands, except share amounts)

	March 30,	December 29,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$96,359	$80,811
Trade receivables (net of allowances of $5,906 in 2014 and $6,040 in 2013)	127,212	167,490
Other receivables	11,903	10,757
Newsprint, ink and other inventories	27,315	26,539
Deferred income taxes	20,033	20,033
Assets held for sale	8,274	3,504
Other current assets	31,044	27,386
	322,140	336,520

Property, plant and equipment, net	436,822	458,705
Intangible assets:
Identifiable intangibles – net	451,653	465,966
Goodwill	1,013,002	1,013,002
	1,464,655	1,478,968
Investments and other assets:
Investments in unconsolidated companies	311,702	300,569
Other assets	42,354	42,873
	354,056	343,442
	$2,577,673	$2,617,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,674	$28,548
Accounts payable	45,400	49,565
Accrued pension liabilities	8,418	33,418
Accrued compensation	42,061	38,636
Income taxes payable	1,658	1,362
Unearned revenue	69,239	67,377
Accrued interest	28,705	15,044
Other accrued liabilities	15,144	14,386
	239,299	248,336
Non-current liabilities:
Long-term debt	1,494,340	1,493,323
Deferred income taxes	140,360	153,339
Pension and postretirement obligations	389,392	394,209
Financing obligations	39,646	40,264
Other long-term obligations	47,824	47,778
	2,111,562	2,128,913
Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 62,690,074 in 2014 and
61,544,524 in 2013)	627	615
Class B (authorized 60,000,000 shares, issued 24,585,962 in 2014 and
24,800,962 in 2013)	246	248
Additional paid-in capital	2,224,517	2,221,834
Accumulated deficit	(1,693,215)	(1,677,373)
Treasury stock at cost, 570,780 shares in 2014 and 11,207 shares in 2013	(3,069)	(37)
Accumulated other comprehensive loss	(302,294)	(304,901)
	226,812	240,386
	$2,577,673	$2,617,635

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Quarters Ended
	March 30,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,842)	$(12,741)

Reconciliation to net cash from operating activities:
Depreciation and amortization	40,488	30,446
(Gain) loss on disposal of equipment (including impairments)	886	(582)
Contribution to qualified defined benefit pension plan	(25,000)	(7,500)
Retirement benefit expense	1,158	3,000
Stock-based compensation expense	973	1,129
Equity income in unconsolidated companies	(9,558)	(9,161)
Distributions of income from equity investments	810	—
Loss on extinguishment of debt	—	12,770
Other	(1,116)	(756)
Changes in certain assets and liabilities:
Trade receivables	40,278	43,307
Inventories	(653)	2,018
Other assets	(2,064)	(5,967)
Accounts payable	(4,165)	(12,334)
Accrued compensation	3,425	2,445
Income taxes	(17,021)	2,756
Accrued interest	13,661	9,520
Other liabilities	1,374	5,062
Net cash provided by operating activities	27,634	63,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,533)	(5,107)
Proceeds from sale of property, plant and equipment and other	269	1,667
Equity investments and other-net	(1,000)	—
Net cash used in investing activities	(10,264)	(3,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes and related expenses	—	(154,781)
Other	(1,822)	(645)
Net cash used in financing activities	(1,822)	(155,426)
Increase (decrease) in cash and cash equivalents	15,548	(95,454)
Cash and cash equivalents at beginning of period	80,811	113,088
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,359	$17,634

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets it serves.  As one of the largest newspaper companies in the country, based on daily circulation, our operations have included 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services.  Our largest newspapers include the (Fort Worth) Star-Telegram, The Sacramento Bee, The Kansas City Star, the Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.  We are listed on the New York Stock Exchange under the symbol MNI.

On April 8, 2014, we entered into a Stock Purchase Agreement to sell the outstanding capital stock of the Anchorage Daily News, Inc. for $34 million in cash. We completed the sale on May 5, 2014. See Note 7, Subsequent Events for further discussion.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder LLC, which operates the nation’s largest online jobs website, CareerBuilder.com; 25.6% of Classified Ventures LLC, which operates the auto website Cars.com; 33.3% of HomeFinder LLC, which operates the online real estate website HomeFinder.com; and 12.2% of Wanderful Media, owner of Find & Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising.  See Note 2, Investments in Unconsolidated Companies for further discussion.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2013 ( “Form 10-K”). The fiscal periods included herein comprise 13 weeks for the first-quarter periods.

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

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information including the current market activity of our publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At March 30, 2014, the estimated fair value and carrying value of our long-term debt was $1.7 billion and $1.5 billion, respectively.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets measured at fair value on a nonrecurring basis in the accompanying condensed consolidated balance sheets as of March 30, 2014, were assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these were measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs.

Property, plant and equipment

During the quarter ended March 30, 2014, we completed the acquisition of a new production facility for $5.2 million in cash. In addition, during the quarter ended March 30, 2014, we incurred $13.5 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the newly purchased production facility. During the quarter ended March 31, 2013, we incurred $2.1 million in accelerated depreciation related to our Miami operations move.

Assets held for sale

The increase in assets held for sale, during the quarter ended March 30, 2014, related primarily to identifying and beginning to actively market for sale one of our production facilities for a newspaper at which we outsourced our printing to a third-party. These assets consisted primarily of undeveloped land and buildings. In connection with the classification to assets held for sale, the carrying value of the land and office buildings were reduced to their estimated fair value less selling costs, as determined based on the current market conditions and the selling prices. As a result, an impairment charge of $0.9 million was recorded in the quarter ended March 30, 2014, and is included in other operating expenses on the condensed consolidated statements of operations.

Intangible Assets and Goodwill

Intangible assets (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 29,	Amortization	March 30,
(in thousands)	2013	Expense	2014
Intangible assets subject to amortization	$835,461	$—	$835,461
Accumulated amortization	(567,737)	(14,313)	(582,050)
	267,724	(14,313)	253,411
Mastheads	198,242	—	198,242
Goodwill	1,013,002	—	1,013,002
Total	$1,478,968	$(14,313)	$1,464,655

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended
	March 30,	March 31,
(in thousands)	2014	2013
Amortization expense	$14,313	$14,251

The estimated amortization expense for the remainder of fiscal year 2014 and the five succeeding fiscal years is as follows:

Amortization Expense
Year	(in thousands)
2014 (remainder)	$39,581
2015	48,092
2016	47,721
2017	48,552
2018	46,977
2019	23,477

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

(in thousands)	Minimum Pension and Post- Retirement Liability	Other Comprehensive Loss Related to Equity Investments	Total
Beginning balance - December 29, 2013	$(296,669)	$(8,232)	$(304,901)
Other comprehensive income (loss) before reclassifications	—	725	725
Amounts reclassified from AOCL	1,882	—	1,882
Other comprehensive income (loss)	1,882	725	2,607
Ending balance - March 30, 2014	$(294,787)	$(7,507)	$(302,294)

	Amount Reclassified from AOCL (in thousands)
	Quarters Ended
	March 30,	March 31,	Affected Line in the Condensed
AOCL Component	2014	2013	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$3,136	$5,625	Compensation
	(1,254)	(2,250)	Provision for income taxes
	$1,882	$3,375	Net of tax

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

	Quarters Ended
	March 30,	March 31,
(shares in thousands)	2014	2013
Anti-dilutive stock options	3,668	5,729

Cash Flow Information

Cash paid for interest and income taxes consisted of the following:

	Quarters Ended
	March 30,	March 31,
(in thousands)	2014	2013
Interest paid (net of amount capitalized)	$16,907	$21,885
Income taxes paid (net of refunds)	4,691	(8,214)

Other non-cash investing activities as of March 30, 2014, and March 31, 2013, related to purchases of property, plant and equipment (“PP&E”) on credit, were $1.0 million and $6.6 million, respectively.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

2.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	March 30,	December 29,
Company	Interest	2014	2013
CareerBuilder, LLC	15.0	$217,664	$214,579
Classified Ventures, LLC	25.6	80,418	73,692
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27.0	9,579	8,443
Other	Various	4,041	3,855
		$311,702	$300,569

On April 1, 2014, Classified Ventures, LLC consummated the sale of its Apartments.com business for $585 million. Accordingly, we will record our share of the gain on the sale, which is expected to be between $140 million to $145 million, before taxes, during the quarter ending June 29, 2014. On April 1, 2014, we received a distribution of approximately $146.9 million from Classified Ventures, LLC, which is equal to our share of the proceeds from the sale.

During the quarter ended March 30, 2014, our proportionate share of net income from certain investments listed in the table above was greater than 20% of our condensed consolidated net loss before taxes.  Summarized condensed financial information, as provided to us by these certain investees, is as follows:

	Quarters Ended
	March 30,	March 31,
(in thousands)	2014	2013
Net revenues	$135,105	$118,196
Gross profit	121,584	107,428
Operating income	25,542	19,975
Net income	25,562	24,064

3.  LONG-TERM DEBT

Our long-term debt consisted of the following:

		Carrying Value
	Face Value at March 30,	March 30,	December 29,
(in thousands)	2014	2014	2013
Notes:
9.00% senior secured notes due in 2022	$900,000	$900,000	$900,000
4.625% notes due in 2014	28,965	28,674	28,548
5.750% notes due in 2017	261,298	252,871	252,259
7.150% debentures due in 2027	89,188	83,782	83,684
6.875% debentures due in 2029	276,230	257,687	257,380
Long-term debt	$1,555,681	$1,523,014	$1,521,871
Less current portion		28,674	28,548
Total long-term debt, net of current		$1,494,340	$1,493,323

Our outstanding notes are stated net of unamortized discounts, if applicable, totaling $32.7 million and $33.8 million as of March 30, 2014, and December 29, 2013, respectively.

Debt Repurchases

We had no debt repurchases during the quarter ended March 30, 2014. During the quarter ended March 31, 2013, we redeemed or repurchased a total of $145.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions. We redeemed or repurchased all of these notes at a price greater than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $12.8 million in the quarter ended March 31, 2013.

Credit Agreement

Our Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012, is secured by a first-priority security interest in certain of our assets as described below. As of March 30, 2014, there were $39.9 million face amounts of standby letters of credit outstanding and no other amounts drawn under the Credit Agreement.

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

Senior Secured Notes and Indenture

In December 2012, we issued $910 million aggregate principal amount of 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”). We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Senior Secured Notes due in 2017 (“11.50% Notes”) in two separate transactions. In December 2012, we repurchased $762.4 million of the

11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In the quarter ended March 31, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of debt of approximately $9.6 million related to the redemption.

Our 9.00% Notes were issued in a private placement.  In July 2013, the original 9.00% Notes (and associated guarantees) were exchanged, in a registered exchange, for new 9.00% Notes (and associated guarantees) that have terms substantially identical to the original notes except that the 9.00% Notes issued in the exchange are not subject to transfer restrictions and do not contain registration rights.

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. We own 100% of each of the guarantor subsidiaries and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the assets of any of our subsidiaries other than the subsidiary guarantors are minor.

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any PP&E, leasehold interests or improvements with respect to such PP&E which would be reflected on our condensed consolidated balance sheets or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of March 30, 2014, and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 and a consolidated interest coverage ratio of at least 1.50 to 1.00. As of March 30, 2014, we were in compliance with all financial debt covenants.

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

4.  EMPLOYEE BENEFITS

We maintain a frozen noncontributory qualified defined benefit pension plan (“Pension Plan”) which covers certain current and former eligible employees.  No new participants may enter the Pension Plan and no further benefits will accrue.  However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide certain key current and former employees with additional retirement benefits.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The elements of retirement expense are as follows:

	Quarters Ended
	March 30,	March 31,
(in thousands)	2014	2013
Pension plans:
Service cost	$2,008	$1,400
Interest cost	22,751	21,125
Expected return on plan assets	(26,865)	(25,275)
Prior service cost amortization	3	—
Actuarial loss	4,002	6,375
Net pension expense	1,899	3,625
Net post-retirement credit	(741)	(625)
Net retirement expense	$1,158	$3,000

In January 2014 and January 2013, we contributed $25.0 million and $7.5 million, respectively, of cash to the Pension Plan.  We do not intend to make any additional material contributions to the Pension Plan during the remainder of fiscal year 2014.

We have a deferred compensation plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We temporarily suspended our matching contribution to the 401(k) plan in 2009 and as of March 30, 2014, we have not reinstated that benefit.

5.  COMMITMENTS AND CONTINGENCIES

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

As of March 30, 2014, we had $39.9 million of standby letters of credit secured under the Credit Agreement (see Note 3 for further discussion).

6.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the quarter ended March 30, 2014:

		Weighted Average
	RSUs	Grant Date Fair Value
Nonvested - December 29, 2013	1,231,650	$2.50
Granted	698,250	$4.08
Vested	(478,550)	$2.67
Forfeited	(15,600)	$2.46
Nonvested - March 30, 2014	1,435,750	$3.57

The total fair value of the RSUs that vested during the quarter ended March 30, 2014, was $2.5 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the quarter ended March 30, 2014:

		Weighted	Aggregate
		Average	Intrinsic
	Options/	Exercise	Value
	SARs	Price	(in thousands)
Outstanding December 29, 2013	6,110,500	$9.69	$2,384
Exercised	(443,000)	$3.07	$841
Forfeited	(36,750)	$3.55
Expired	(43,500)	$11.47
Outstanding March 30, 2014	5,587,250	$10.24	$13,202

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values.  At March 30, 2014, we had three stock-based compensation plans.  Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report is summarized below:

	Quarters Ended
	March 30,	March 31,
(in thousands)	2014	2013
Stock-based compensation expense	$973	$1,129

7.  SUBSEQUENT EVENTS

In addition to the subsequent event disclosed in Note 2, on April 8, 2014, we entered into a definitive Stock Purchase Agreement to sell outstanding capital stock of the Anchorage Daily News, Inc. to Alaska Dispatch Publishing LLC for $34 million in cash. The proceeds, net of tax, are expected to be approximately $24 million. We completed the sale on May 5, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, including statements relating to future financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of our 2013 Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter ended March 30, 2014, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2013 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 6, 2014.

Overview

We are a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets we serve. As one of largest newspaper companies in the country, based on daily circulation, our operations have included 30 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. Our largest newspapers include the (Fort Worth) Star-Telegram, The Sacramento Bee, The Kansas City Star, the Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.  See Recent Developments below for further discussion regarding the sale of all of the outstanding capital stock of the Anchorage Daily News.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation’s largest online jobs website, CareerBuilder.com; 25.6% of Classified Ventures, LLC, which operates the auto website Cars.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; and 12.2% of Wanderful Media, owner of Find n Save®, a digital shopping portal that provides advertisers with a common platform to reach online audiences with digital circulars, coupons and display advertising. See Recent Developments below for further discussion of Classified Ventures, LLC sale of its Apartments.com business.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended
	March 30,	March 31,
	2014	2013
Revenues:
Advertising	64.0%	66.8%
Circulation	31.6%	29.1%
Other	4.4%	4.1%
Total advertising	100.0%	100.0%

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

See “Results of Operations” section below for a discussion of our revenue performance and contribution by category for the quarters ended March 30, 2014, and March 31, 2013.

Recent Developments

Classified Ventures, LLC Consummated the Sale of its Apartments.com Business

On April 1, 2014, Classified Ventures, LLC consummated the sale of its Apartments.com business for approximately $585 million. Accordingly we will record our share of the gain on the sale, which is expected to be between $140 million to $145 million, before taxes, during the quarter ending June 29, 2014. On April 1, 2014, we received a distribution of approximately $146.9 million from Classified Ventures, LLC, which is equal to our share of the net proceeds from the sale, before taxes.

Sale of the Anchorage Daily News

On April 8, 2014, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Alaska Dispatch Publishing, LLC (“ADP”) to sell to ADP the outstanding capital stock of the Anchorage Daily News, Inc. (“ADN”) for $34 million in cash. Proceeds, net of tax, are expected to be approximately $24 million. We completed the sale on May 5, 2014.

Results of Operations

We had a net loss in the quarter ended March 30, 2014 of $15.8 million, or $0.18 per share, compared to a net loss of $12.7 million, or $0.15 per share, in the quarter ended March 31, 2013.

Revenues

The following table summarizes our revenues by category:

	Quarters Ended
	March 30,	March 31,	$	%
(in thousands)	2014	2013	Change	Change
Advertising:
Retail	$89,661	$97,859	$(8,198)	(8.4)
National	13,283	14,999	(1,716)	(11.4)
Classified:
Auto	18,771	19,326	(555)	(2.9)
Real estate	7,745	8,483	(738)	(8.7)
Employment	9,529	10,854	(1,325)	(12.2)
Other	15,812	16,801	(989)	(5.9)
Total classified	51,857	55,464	(3,607)	(6.5)
Direct marketing and other	29,110	28,800	310	1.1
Total advertising	183,911	197,122	(13,211)	(6.7)
Circulation	90,810	85,828	4,982	5.8
Other	12,482	12,159	323	2.7
Total revenues	$287,203	$295,109	$(7,906)	(2.7)

During the quarter ended March 30, 2014, total revenues decreased 2.7% compared to the same period in 2013 primarily due to the continued decline in demand for advertising in our industry. The continued weak economy and a secular shift in advertising demand from print to digital products, which are generally sold at lower rates than print products, are the principal causes of the decline in total advertising revenues.  The decline in total advertising revenues was partially offset by increases in our circulation due primarily to the Plus Program and other revenues.

Advertising Revenues

Total advertising revenues decreased 6.7% during the quarter ended March 30, 2014, compared to the same period in 2013.  While we experienced declines in all of our revenue categories, the decrease in total advertising revenues related primarily to declines in retail, national and employment classified advertising. These decreases in advertising revenues were partially offset by increases in our digital retail, digital national, digital automotive classified advertising and direct marketing revenues.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended
	March 30,	March 31,
	2014	2013
Advertising:
Retail	48.8%	49.7%
National	7.2%	7.6%
Classified	28.2%	28.1%
Direct marketing and other	15.8%	14.6%
Total advertising	100.0%	100.0%

Retail:

During the quarter ended March 30, 2014, retail advertising revenues decreased 8.4%, compared to the same period in 2013.  The decrease was primarily due to a decrease in print ROP advertising revenues of 10.7% and a decrease in preprint advertising revenues of 9.9%.  The decreases were widespread among the ROP and preprint categories, primarily due to the shift of the Easter holiday to the second quarter of 2014. These decreases were partially offset by a 1.9% increase in digital retail advertising.

National:

National advertising revenues decreased 11.4% during the quarter ended March 30, 2014, compared to the same period in 2013.  We experienced a 16.1% decrease in print national advertising, offset by a 0.2% increase in digital national advertising during the quarter ended March 30, 2014.  Decreases in total national advertising revenues for the quarter ended March 30, 2014, were led by decreases in the banking and telecommunications categories, which were due to unusually strong performances in these categories in the quarter ended March 31, 2013. Also contributing to the decline in total national advertising revenues for the quarter ended March 30, 2014, was a decrease in the entertainment category. These decreases were partially offset by increases in the airlines/transportation, automotive and political categories.

Classified:

During the quarter ended March 30, 2014, classified advertising revenues decreased 6.5% compared to the same period in 2013. The print automotive, print other and print and digital employment categories represented our largest declines in classified advertising during this period, partially offset by an increase in the digital automotive category.  While the decreases in classified advertising revenues are partially a result of the weak economy, advertisers are increasingly using digital advertising, which is widely available from many of our competitors, instead of print advertising. During the quarter ended March 30, 2014, compared to the same period in 2013, we experienced an 11.3% decrease in print classified advertising and a 0.6% decrease in digital classified advertising. The following is a discussion of the major classified advertising categories for the quarter ended March 30, 2014, as compared to the same period in 2013:

•            Automotive advertising revenues decreased 2.9% in the quarter ended March 30, 2014.  Print automotive advertising revenues declined 22.5% and digital automotive advertising revenues were up 10.6% in the quarter ended March 30, 2014.  These results reflect the continued migration of automotive advertising to digital platforms as well as the popularity of our Cars.com products with local auto dealerships.

•            Real estate advertising revenues decreased 8.7% in the quarter ended March 30, 2014.  Recently, real estate revenue trends reflect single-digit declines in year-over-year comparisons after years of double-digit declines, reflecting a limited recovery in the housing market.  Print real estate advertising revenues declined 5.6% and digital real estate advertising revenues decreased 13.8% in the quarter ended March 30, 2014.

•            Employment advertising revenues decreased 12.2% in the quarter ended March 30, 2014, reflecting an employment environment that is not growing quickly and due to the continued shift from traditional media to digital media, which includes a wider array of options. Print employment advertising revenues declined 13.0% and digital employment advertising revenues were down 11.6% in the quarter ended March 30, 2014.

•            Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising decreased 5.9% in the quarter ended March 30, 2014.  Print other classified advertising revenues declined 6.0% and digital other classified advertising revenues were down 5.5% in the quarter ended March 30, 2014.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 26.2% of total advertising revenues in the quarter ended March 30, 2014.  Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis.  In the quarter ended March 30, 2014, total digital advertising revenues increased 0.8% to $48.2 million compared to the same period in 2013.  Digital-only advertising revenues totaled $29.6 million, an increase of 11.0% in the quarter ended March 30, 2014, compared to the same period in 2013. The increase in digital-only advertising reflects the secular shift in advertising demand from print to digital products.  We expect this trend to continue as advertisers continue to look for cost-effective alternatives to print advertising.  Digital advertising revenues sold in conjunction with print products declined 13.2% in the quarter ended March 30, 2014, compared to the same period in 2013 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues increased 1.1% during the quarter ended March 30, 2014, compared to the same period in 2013.  We continue to experience growth in revenues from our “Sunday Select” product, a package of preprinted advertisements delivered to nonsubscribers upon request, which grew 10.2% in the quarter ended March 30, 2014, compared to the same period in 2013.

Circulation Revenues

Circulation revenues increased 5.8% during the quarter ended March 30, 2014, compared to the same period in 2013.  Contributing to the growth in total circulation revenues in the quarter ended March 30, 2014, compared to the same period in 2013, was $4.3 million in revenues related to newspapers that changed to fee-for-service circulation delivery contracts. As expected, print circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change.

Operating Expenses

Total operating expenses increased 6.2% in the quarter ended March 30, 2014, compared to the same period in 2013.  Our total operating expenses reflects our continued effort to reduce costs through streamlining processes to gain efficiencies, as well as headcount reductions. However, operating expenses in the quarter ended March 30, 2014, reflect increases in non-cash operating expenses, including non-cash impairment charges of $0.9 million and accelerated depreciation of $11.4 million. Operating expenses in all periods presented include employee severance related to headcount reductions. The quarter ended March 31, 2013 also includes moving expenses primarily related to the relocation of our Miami newspaper operations and other production facility moves and outsourcing.

The following table summarizes operating expenses:

	Quarters Ended
	March 30,	March 31,	$	%
(in thousands)	2014	2013	Change	Change
Compensation expenses	$111,116	$112,576	$(1,460)	(1.3)
Newsprint, supplements and printing expenses	27,942	30,715	(2,773)	(9.0)
Depreciation and amortization expenses	40,488	30,446	10,042	33.0
Other operating expenses	111,957	100,774	11,183	11.1
	$291,503	$274,511	$16,992	6.2

Compensation expenses, which include the severance costs discussed above, decreased 1.3% in the quarter ended March 30, 2014, compared to the same period in 2013.  Payroll expenses in the quarter ended March 30, 2014, decreased 0.2% compared to the same period in 2013, reflecting a 4.0% decline in average full-time equivalent employees partially offset by higher severance costs in the quarter ended March 30, 2014, compared to the same period in 2013.  Fringe benefits costs in the quarter ended March 30, 2014, decreased 5.9% compared to the same period in 2013, primarily as a result of lower retirement costs related to our Pension Plan.

Newsprint, supplements and printing expenses decreased 9.0% in the quarter ended March 30, 2014, compared to the same period in 2013.  During the quarter ended March 30, 2014, compared to the same period in 2013, newsprint expense declined 10.8% reflecting an 8.2% decrease in newsprint usage and a 2.8% decrease in newsprint prices.

Depreciation and amortization expenses increased 33.0% in the quarter ended March 30, 2014, compared to the same period in 2013, primarily due to the impact of accelerated depreciation. During the quarter ended March 30, 2014, we incurred $13.5 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the newly purchased production facility. During the quarter ended March 31, 2013, we incurred $2.1 million in accelerated depreciation related to our Miami operations move.

Other operating costs increased 11.1% in the quarter March 30, 2014, compared to the same period in 2013, which includes $4.3 million in expense related to newspapers that changed to fee-for service circulation delivery contracts, $3.6 million in additional professional fees and approximately $2.4 million net in other sales costs for digital advertising and customer sales costs.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 5.9% in the quarter ended March 30, 2014, compared to the same period in 2013. Interest expense related to debt decreased 3.3% during the quarter ended March 30, 2014, compared to the same period in 2013 reflecting lower overall interest rates and debt balances. Other fluctuations in total interest expense were primarily due to reductions in interest expense on our financial obligations resulting from our elimination of our Miami financial obligation in the quarter ended June 30, 2013 when we completed our move of the Miami operation to a new facility.

Equity Income:

Total income from unconsolidated investments increased 4.3% during the quarter ended March 30, 2014, compared to the same period in 2013 due to the continued growth in income from our internet-related investments. As discussed more fully in Recent Developments above, Classified Ventures sold their Apartments.com business on April 1, 2014 and as such, we will record our portion of the gain during our quarter ending June 29, 2014.

Loss on Extinguishment of Debt:

No notes were repurchased during the quarter ended March 30, 2014. During the quarter ended March 31, 2013, we redeemed or repurchased $145.9 million aggregate principal amount of various series of our outstanding notes.  We redeemed or repurchased these notes at a price higher than par value and wrote off historical discounts related to these notes, which resulted in a loss on extinguishment of debt of $12.8 million in the quarter ended March 31, 2013.

Income Taxes:

We recorded an income tax benefit of $12.2 million for the quarter ended March 30, 2014.  The benefit was higher than expected due to the inclusion in pre-tax income of certain discrete tax items, such as (i) certain asset disposals, impairments and accelerated depreciation, and (ii) severance for the quarter ended March 30, 2014.  Excluding these items, the effective tax benefit rate was 49.5% for the quarter ended March 30, 2014.

In the quarter ended March 31, 2013, we recorded an income tax benefit of $5.7 million.  The benefit largely reflects the inclusion in pre-tax loss of discrete tax items, such as (i) loss on the refinancing of debt, (ii) certain asset disposals, and (iii) severance for the quarter. Excluding these items the effective tax benefit rate was 40.8% in the quarter March 31, 2013.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $96.4 million as of March 30, 2014, compared to $17.6 million of cash at March 31, 2013, and $80.8 million as of December 29, 2013.  The increase in cash flows in the quarter ended March 30, 2014, compared to the same period in 2013 is due to the redemption and repurchases of notes that occurred during the quarter ended March 31, 2013, with no equivalent repurchases during the current quarter.

We expect that most of our cash generated from operations in the foreseeable future will be used to repay debt, fund our capital expenditures, invest in new revenue initiatives and enterprise-wide operating systems, and make required contributions to our qualified defined benefit pension plan (“Pension Plan”).  In January 2014, we contributed $25 million to our Pension Plan, which we expect will satisfy all of our required contributions in fiscal year 2014. Our future contributions are discussed in Pension Plan Matters below. As of March 30, 2014, we had approximately $1.6 billion in total debt outstanding, consisting of $900 million aggregate principal amount of publicly-traded senior secured notes due 2022, $29.0 million aggregate principal amount of unsecured publicly-traded notes maturing in 2014 and $626.7 million aggregate principal amount of unsecured publicly-traded notes maturing in 2017, 2027, and 2029.  We expect that we will need to refinance a significant portion of this debt prior to the scheduled maturity of such debt.  In addition, we expect to use our cash from operations from time to time to opportunistically repurchase our outstanding debt prior to the scheduled maturity of such debt and/or reduce our debt through debt exchanges or similar transactions.  We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

On April 1, 2014, Classified Ventures, LLC consummated the sale of its Apartments.com business for $585 million. Accordingly we will record our share of the gain on the sale, which is expected to be between $140 million to $145 million, before taxes, during the quarter ending June 29, 2014. On April 1, 2014, we received a distribution of approximately $146.9 million from Classified Ventures, LLC, which is equal to our share of the proceeds from the sale. We expect the after-tax proceeds to be approximately $92 million with approximately $55 million in taxes being paid in the quarter ending September 28, 2014.

The following table summarizes our cash flows:

	Quarters Ended
	March 30,	March 31,
(in thousands)	2014	2013
Cash flows provided by (used in)
Operating activities	$27,634	$63,412
Investing activities	(10,264)	(3,440)
Financing activities	(1,822)	(155,426)
Increase (decrease) in cash and cash equivalents	$15,548	$(95,454)

Operating Activities:

We generated $27.6 million of cash from operating activities in the quarter ended March 30, 2014, compared to generating $63.4 million of cash from operating activities in the quarter ended March 31, 2013.  The decrease in cash generated from operations is primarily due to the difference in contributions to our Pension Plan (as discussed below), and the timing of net income tax payments and receipts.  In the quarter ended March 30, 2014, we had net payments of $4.7 million in income taxes compared to net refunds of approximately $8.2 million in the quarter ended March 31, 2013.

Pension Plan Matters

In the quarter ended March 30, 2014, we made a $25.0 million cash contribution to our Pension Plan to meet our required payment contributions for 2014, while in the quarter ended March 31, 2013, we made a $7.5 million cash contribution.

As of December 29, 2013, the projected benefit obligations of our Pension Plan exceeded plan assets by $303.2 million in our financial statements.  Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans under Internal Revenue Service (“IRS”) regulations.  The new legislation and calculation use historical averages of long-term highly-rated corporate bonds (within ranges as defined in the legislation), which has resulted in the application of a higher discount rate to determine the projected benefit obligations for funding and current long-term interest rates.

In addition, the Pension Relief Act of 2010 (“PRA”) provided relief with respect to the funding requirements of the Pension Plan.  Under the PRA, we elected an option that allows the required contributions related to our 2009 and 2011 plan years to be paid over 15 years.  As a result of these two legislative actions, we estimate that under IRS funding rules, the projected benefit obligation of our Pension Plan exceed plan assets by approximately $203 million as of the end of calendar year 2013. Accordingly, even with the relief provided by the two legislative rules discussed above, based on the current funding position of the Pension Plan, we expect future contributions will be required.

While amounts of future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Pension Plan and future government regulations, we estimate that a total of approximately $23 million will be required to be contributed to the Pension Plan in fiscal year 2015.  The timing and amount of these payments reflect actuarial estimates we believe to be reasonable but are subject to changes.  We believe cash flows from operations will be sufficient to satisfy our contribution requirements.

Investing Activities:

We used $10.3 million of cash in investing activities in the quarter ended March 30, 2014, which was primarily due to the purchase of property plant and equipment for $9.5 million, including the purchase of a production facility for $5.2 million.  We expect capital expenditures to be approximately $29 million in fiscal year 2014, including the purchase of the production facility mentioned above.

Financing Activities:

We used $1.8 million of cash in financing activities in the quarter ended March 30, 2014, primarily related to exercises of stock awards.

Debt and Related Matters

Debt Repurchases

We had no debt repurchases during the quarter ended March 30, 2014. During the quarter ended March 31, 2013, we redeemed or repurchased a total of $145.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions. We redeemed or repurchased all of these notes at a price greater than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $12.8 million in the quarter ended March 31, 2013.

Credit Agreement

Our Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012, is secured by a first-priority security interest in certain of our assets as described below. As of March 30, 2014, there were $39.9 million face amounts of standby letters of credit outstanding and no other amounts drawn under the Credit Agreement.

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

Senior Secured Notes and Indenture

In December 2012, we issued $910 million aggregate principal amount of 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”). We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Senior Secured Notes due in 2017 (“11.50% Notes”) in two separate transactions. In December 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In the quarter ended March 31, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of debt of approximately $9.6 million related to the redemption.

Our 9.00% Notes were issued in a private placement.  In July 2013, the original 9.00% Notes (and associated guarantees) were exchanged, in a registered exchange, for new 9.00% Notes (and associated guarantees) that have terms substantially identical to the original notes except that the 9.00% Notes issued in the exchange are not subject to transfer restrictions and do not have registration rights.

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

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any property, plant and equipment (“PP&E”), leasehold interests and improvements with respect to such PP&E which would be reflected on our condensed consolidated balance sheets or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of March 30, 2014, and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 and a consolidated interest coverage ratio of at least 1.50 to 1.00.

At March 30, 2014, our consolidated leverage ratio (as defined in the Credit Agreement) was 5.04 to 1.00, our consolidated interest coverage ratio (as defined in the Credit Agreement) was 2.43 to 1.00 and we were in compliance with all of our financial covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. We will continue to optimize operations and/or reduce debt to maintain compliance with our covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture).  As of March 30, 2014, we estimated that we had approximately $438.7 million available under our restricted payments basket which could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors.

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

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of March 30, 2014, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our 2013 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits, income taxes, and insurance.  There have been no material changes to our critical accounting policies described in our 2013 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our 2013 Annual Report on Form 10-K contains certain disclosures about our exposure to market risk for changes in discount rates on our qualified defined benefit pension plan obligations. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 6 to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in part 1, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

ITEM 6. EXHIBITS

Exhibits, filed as part of this Quarterly Report on Form 10-Q, are listed in the Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

May 8, 2014	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

May 8, 2014	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
10.1		Stock Purchase Agreement, dated April 8, 2014, by and among the Company and Alaska Dispatch Publishing, LLC	8-K	2.1	April 8, 2014
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed