Form 10-Q
period 2014-06-29
MCCLATCHY CO
filed 2014-08-08
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2014

or

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-9824

The McClatchy Company

(Exact name of registrant as specified in its charter)

Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Q Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of July 28, 2014, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	62,161,140
Class B Common Stock	24,585,962

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited; In thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
REVENUES - NET:
Advertising	$189,212	$203,489	$369,311	$396,657
Audience	90,817	86,489	179,770	170,539
Other	11,925	11,630	23,541	23,049
	291,954	301,608	572,622	590,245
OPERATING EXPENSES:
Compensation	103,481	105,871	212,033	216,123
Newsprint, supplements and printing expenses	29,127	30,131	56,447	60,232
Depreciation and amortization	25,926	29,693	66,221	59,929
Other operating expenses	106,113	105,756	215,312	203,987
	264,647	271,451	550,013	540,271

OPERATING INCOME	27,307	30,157	22,609	49,974

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(33,475)	(33,873)	(66,887)	(69,389)
Interest income	46	22	50	31
Equity income in unconsolidated companies, net	7,410	11,968	16,968	21,129
Gains related to equity investments	145,893	—	145,893	—
Loss on extinguishment of debt, net	—	—	—	(12,770)
Gain on sale of Miami property	—	10,013	—	10,013
Other - net	82	41	144	93
	119,956	(11,829)	96,168	(50,893)

Income (loss) from continuing operations before income taxes	147,263	18,328	118,777	(919)
Income tax provision	55,615	7,367	43,191	1,317
INCOME (LOSS) FROM CONTINUING OPERATIONS	91,648	10,961	75,586	(2,236)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(1,699)	791	(1,479)	1,247
NET INCOME (LOSS)	$89,949	$11,752	$74,107	$(989)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$1.06	$0.13	$0.87	$(0.02)
Income (loss) from discontinued operations	(0.02)	0.01	(0.01)	0.01
Net income (loss) per share	$1.04	$0.14	$0.86	$(0.01)

Diluted:
Income (loss) from continuing operations	$1.03	$0.13	$0.85	$(0.02)
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	0.01
Net income (loss) per share	$1.02	$0.14	$0.84	$(0.01)

Weighted average number of common shares used to calculate basic and diluted earnings per share:
Basic	86,734	86,149	86,604	86,086
Diluted	88,593	86,797	88,513	86,086

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; In thousands)

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$89,949	$11,752	$74,107	$(989)

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unrealized net gain and other components of benefit plans, net of taxes of $(1,254), $(2,266), $(2,508) and $(4,516)	1,881	3,398	3,763	6,773
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $(19), $45, $(503) and $487	29	(68)	754	(731)
Other comprehensive income	1,910	3,330	4,517	6,042
Comprehensive income	$91,859	$15,082	$78,624	$5,053

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; In thousands, except share amounts)

	June 29,	December 29,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$265,330	$80,811
Trade receivables (net of allowances of $4,836 in 2014 and $6,040 in 2013)	121,201	167,490
Other receivables	9,904	10,757
Newsprint, ink and other inventories	24,487	26,539
Deferred income taxes	20,033	20,033
Assets held for sale	8,017	3,504
Other current assets	26,613	27,386
	475,585	336,520

Property, plant and equipment, net	417,874	458,705
Intangible assets:
Identifiable intangibles – net	440,394	465,966
Goodwill	996,115	1,013,002
	1,436,509	1,478,968
Investments and other assets:
Investments in unconsolidated companies	315,481	300,569
Other assets	42,015	42,873
	357,496	343,442
	$2,687,464	$2,617,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,800	$28,548
Accounts payable	40,360	49,565
Accrued pension liabilities	8,418	33,418
Accrued compensation	36,061	38,636
Income taxes payable	60,200	1,362
Unearned revenue	64,347	67,377
Accrued interest	15,065	15,044
Other accrued liabilities	16,197	14,386
	269,448	248,336
Non-current liabilities:
Long-term debt	1,495,357	1,493,323
Deferred income taxes	134,393	153,339
Pension and postretirement obligations	384,783	394,209
Financing obligations	35,488	40,264
Other long-term obligations	49,063	47,778
	2,099,084	2,128,913
Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 62,815,324 in 2014 and 61,544,524 in 2013)	628	615
Class B (authorized 60,000,000 shares, issued 24,585,962 in 2014 and 24,800,962 in 2013)	246	248
Additional paid-in capital	2,225,109	2,221,834
Accumulated deficit	(1,603,266)	(1,677,373)
Treasury stock at cost, 658,185 shares in 2014 and 11,207 shares in 2013	(3,401)	(37)
Accumulated other comprehensive loss	(300,384)	(304,901)
	318,932	240,386
	$2,687,464	$2,617,635

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In thousands)

	Six Months Ended
	June 29,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$74,107	$(989)
Less income (loss) from discontinued operations, net of tax	(1,479)	1,247
Income (loss) from continuing operations	75,586	(2,236)

Reconciliation to net cash from operating activities:
Depreciation and amortization	66,221	59,929
Loss on disposal of equipment (including impairments)	1,398	2,149
Contribution to qualified defined benefit pension plan	(25,000)	(7,500)
Retirement benefit expense	2,315	6,081
Stock-based compensation expense	1,574	1,738
Equity income in unconsolidated companies	(16,968)	(21,129)
Gains related to equity investments	(145,893)	—
Distributions of income from equity investments	147,730	—
Loss on extinguishment of debt	—	12,770
Gain on disposal of Miami property	—	(10,013)
Other	(2,646)	(2,363)
Changes in certain assets and liabilities:
Trade receivables	42,754	43,966
Inventories	826	5,180
Other assets	(305)	(5,715)
Accounts payable	(8,546)	(10,313)
Accrued compensation	(3,539)	938
Income taxes	31,320	6,917
Accrued interest	21	(3,686)
Other liabilities	(366)	2,758
Net cash provided by continuing operations	166,482	79,471
Net cash provided by discontinued operations	126	1,421
Net cash provided by operating activities	166,608	80,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,189)	(19,363)
Proceeds from sale of property, plant and equipment and other	564	1,185
Proceeds from redemption of certificates of deposit	—	2,210
Distributions from equity investments	—	1,890
Contributions to equity investments	(1,500)	(1,319)
Equity investments and other-net	1,691	(1,500)
Net cash used in continuing operations	(13,434)	(16,897)
Net cash provided by discontinued operations	33,369	—
Net cash provided by (used in) investing activities	19,935	(16,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes and related expenses	—	(154,781)
Other	(2,024)	(522)
Net cash used in continuing operations	(2,024)	(155,303)
Increase (decrease) in cash and cash equivalents	184,519	(91,308)
Cash and cash equivalents at beginning of period	80,811	113,088
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265,330	$21,780

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets we serve.  As one of the largest newspaper companies in the country, based on daily circulation, our continuing operations include 29 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services.  Our largest newspapers include the (Fort Worth) Star-Telegram, The Sacramento Bee, The Kansas City Star, the Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.  We are listed on the New York Stock Exchange under the symbol MNI.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder LLC, which operates the nation’s largest online jobs website, CareerBuilder.com; 25.6% of Classified Ventures, LLC, which operates the auto website Cars.com; and 33.3% of HomeFinder.com, LLC, which operates the online real estate website HomeFinder.com. See Note 3, Investments in Unconsolidated Companies for further discussion.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, that are necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2013 ( “Form 10-K”). The fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the six month periods. For purposes of presentation only, we updated the term “circulation” to “audience” as it releases to our discussion of revenues. The term “circulation” was used in prior filings with the Securities and Exchange Commission and no other changes were made in conjunction with this language change.

Recent Business Developments

Sale of Anchorage Daily News, Inc.

On May 5, 2014, we completed the sale of the outstanding capital stock of the Anchorage Daily News, Inc. (“Anchorage”) for $34 million in cash. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, the financial results of Anchorage have been reported as a discontinued operation in our condensed consolidated financial statements for the periods presented. For a more complete discussion of the transaction, refer to Note 2, Divestiture.

Investments in Unconsolidated Companies Activity

On April 1, 2014, Classified Ventures, LLC consummated the sale of its Apartments.com business for $585 million. Accordingly, during the quarter ending June 29, 2014, we recorded our share of the gain on the sale of approximately $144.2 million, before taxes. On April 1, 2014, we received a cash distribution of approximately $146.9 million from Classified Ventures, LLC, which is equal to our share of the net proceeds from the sale. See Note 3, Investments in Unconsolidated Companies.

On May 7, 2014, we transferred our partnership interest in McClatchy-Tribune Information Services (“MCT”) to TCA News Service LLC (“TCA”) for cash and for future newswire content. Concurrently, we entered into a contributor agreement with MCT pursuant to which we will continue to be a contributor of newswire content to MCT for an agreed upon rate, and we will receive newswire content from MCT or its successor at no cost for approximately 10 years. We recognized a $3.1 million intangible asset with respect to the content we will receive from MCT at no cost under these agreements and a $1.7 million gain on sale of the equity investment. See Note 3, Investments in Unconsolidated Companies.

On August 5, 2014, we, along with the remaining partners in Classified Ventures, LLC, have entered into a definitive agreement to sell all of the ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that values Classified Ventures, LLC at $2.5 billion. Our portion of the cash proceeds is estimated to be approximately $640 million. See Note 8, Subsequent Event for further discussion.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements, which consists of the effects of reclassifications from the presentation of Anchorage as a discontinued operation.

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

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At June 29, 2014, the estimated fair value and carrying value of our long-term debt was $1.7 billion and $1.5 billion, respectively.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets measured at fair value on a nonrecurring basis in the accompanying condensed consolidated balance sheets as of June 29, 2014, were assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these were measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs.

Property, plant and equipment

The decrease in property, plant and equipment during the six months ended June 29, 2014, is primarily related to the sale of Anchorage, which is presented as a discontinued operation. See Note 2, Divestiture, below for further discussion of the transaction. During the six months ended June 29, 2014, we also completed the acquisition of a new production facility, which was valued at $6.5 million. In addition, during the six months ended June 29, 2014, we incurred $13.5 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the new production facility. No similar transactions were recorded during the quarter ended June 29, 2014. During the quarter and six months ended June 30, 2013, we incurred $1.8 million and $3.9 million in accelerated depreciation primarily related to our Miami operations move.

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2014	2013	2014	2013
Depreciation expense	$11,567	$15,442	$37,549	$31,427

Assets held for sale

The increase in assets held for sale during the six months ended June 29, 2014, related primarily to identifying and beginning to actively market for sale one of our production facilities for a newspaper at which we outsourced our printing to a third-party. These assets consisted primarily of undeveloped land and buildings. In connection with the classification to assets held for sale, the carrying value of the land and office buildings were reduced to their estimated fair value less selling costs, as determined based on the current market conditions and the selling prices. As a result, an impairment charge of $0.1 million and $1.0 million was recorded in the quarter and six months ended June 29, 2014, and is included in other operating expenses on the condensed consolidated statements of operations.

Intangible Assets and Goodwill

Intangible assets (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 29,	Other	Amortization	June 29,
(in thousands)	2013	Adjustments	Expense	2014
Intangible assets subject to amortization	$835,461	$(2,207)	$—	$833,254
Accumulated amortization	(567,737)	5,307	(28,672)	(591,102)
	267,724	3,100	(28,672)	242,152
Mastheads	198,242	—	—	198,242
Goodwill	1,013,002	(16,887)	—	996,115
Total	$1,478,968	$(13,787)	$(28,672)	$1,436,509

During the six months ended June 29, 2014, we sold Anchorage, resulting in the removal of the applicable intangible assets subject to amortization of approximately $5.3 million, accumulated amortization of approximately $5.3 million, and goodwill of approximately $16.9 million from our condensed consolidated balance sheet. In addition, in the six months ended June 29, 2014, we acquired an intangible asset of $3.1 million related to the contributor agreement we entered into with MCT in which we will receive MCT newswire content, at no cost, over approximately 10 years. See Recent Business Developments above regarding both of these transactions.

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2014	2013	2014	2013
Amortization expense	$14,359	$14,251	$28,672	$28,502

The estimated amortization expense for the remainder of fiscal year 2014 and the five succeeding fiscal years is as follows:

Amortization Expense
Year	(in thousands)
2014 (remainder)	$24,293
2015	48,383
2016	48,012
2017	48,843
2018	47,268
2019	23,768

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

(in thousands)	Minimum Pension and Post- Retirement Liability	Other Comprehensive Loss Related to Equity Investments	Total
Beginning balance - December 29, 2013	$(296,669)	$(8,232)	$(304,901)
Other comprehensive income before reclassifications	—	754	754
Amounts reclassified from AOCL	3,763	—	3,763
Other comprehensive income	3,763	754	4,517
Ending balance - June 29, 2014	$(292,906)	$(7,478)	$(300,384)

	Amount Reclassified from AOCL (in thousands)
	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,	Affected Line in the Condensed
					Consolidated Statements of
AOCL Component	2014	2013	2014	2013	Operations
Minimum pension and post-retirement liability	$3,135	$5,664	$6,271	$11,289	Compensation
	(1,254)	(2,266)	(2,508)	(4,516)	Income tax provision
	$1,881	$3,398	$3,763	$6,773	Net of tax

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

We expect to pay approximately $65 million in income taxes, as a result of the gain on sale of Apartments.com by Classified Ventures, LLC and our sale of Anchorage, primarily during the third quarter of 2014.

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

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(shares in thousands)	2014	2013	2014	2013
Anti-dilutive stock options	1,612	5,619	1,659	6,048

Cash Flow Information

Cash paid for interest and income taxes consisted of the following:

	Six Months Ended
	June 29,	June 30,
(in thousands)	2014	2013
Interest paid (net of amount capitalized)	$61,198	$65,736
Income taxes paid (net of refunds)	11,381	(2,861)

Other non-cash investing activities from continuing operations, related to the recognition of an intangible asset as of June 29, 2014, were $3.1 million. Other non-cash investing activities from continuing operations as of June 29, 2014, and June 30, 2013, related to purchases of property, plant and equipment (“PP&E”) on credit, were $0.4 million and $1.1 million, respectively.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 outlines a new, single comprehensive model from entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. It is effective for annual periods beginning on or after December 15, 2016, and early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

2.  DIVESTITURE

On May 5, 2014, we completed the sale of the outstanding capital stock of Anchorage to Alaska Dispatch Publishing, LLC for $34 million in cash. The financial results of Anchorage have been reported as discontinued operations on our condensed consolidated financial statements for all periods presented herein.

As of December 29, 2013, the major classes of Anchorage’s assets and liabilities included in discontinued operations were as follows:

December 29,
(in thousands)	2013
Current assets	$5,390
Property, plant and equipment, net	8,362
Intangible and other assets	17,275
Total assets	$31,027

Current liabilities	$2,456
Non current liabilities	54
Total liabilities	$2,510

The following table summarizes the financial information for the Anchorage’s operations for the quarters and six months ended June 29, 2014, and June 30, 2013:

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2014	2013	2014	2013
Revenues	$2,651	$7,181	$9,186	$13,653
Income (loss) from discontinued operations, before taxes	$(446)	$1,304	$(48)	$2,085
Income tax provision (benefit)	(198)	513	(20)	838
Income (loss) from discontinued operations, net of tax, before loss on sale	$(248)	$791	$(28)	$1,247

Gain on sale of discontinued operations	$5,474	$—	$5,474	$—
Income tax provision	6,925	—	6,925	—
Loss on sale of discontinued operations, net of tax	(1,451)	—	(1,451)	—
Income (loss) from discontinued operations, net of tax	$(1,699)	$791	$(1,479)	$1,247

Revenues from Anchorage for the quarters ended September 29, 2013, December 29, 2013 and for the full year ended December 29, 2013 were $6.5 million, $7.2 million and $27.4 million, respectively.

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	June 29,	December 29,
Company	Interest	2014	2013
CareerBuilder, LLC	15.0	$223,065	$214,579
Classified Ventures, LLC	25.6	80,458	73,692
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27.0	9,470	8,443
Other	Various	2,488	3,855
		$315,481	$300,569

On April 1, 2014, Classified Ventures, LLC consummated the sale of its Apartments.com business for $585 million. Accordingly, during the quarter ending June 29, 2014, we recorded our share of the net gain of approximately $144.2 million, before taxes, as gains related to equity investments in condensed consolidated statements of operations. On April 1, 2014, we received a cash distribution of approximately $146.9 million from Classified Ventures, LLC, which is equal to our share of the net proceeds from the sale.

On May 7, 2014, we transferred our partnership interest in MCT to TCA for cash and future newswire content. Concurrently, we entered into a contributor agreement with MCT pursuant to which we both continue to be a contributor of newswire content to MCT for an agreed upon rate and we will receive newswire content from MCT or its successor at no cost for approximately 10 years. We recognized a $3.1 million intangible asset in the condensed consolidated balance sheets with respect to the content we will receive from MCT at no cost under these agreements and a $1.7 million gain on sale of the equity investment in the gains related to equity investments in the condensed consolidated statements of operations.

On August 5, 2014, we, along with the remaining partners in Classified Ventures, LLC, have entered into a definitive agreement to sell all of the ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that values Classified Ventures, LLC at $2.5 billion. See Note 8, Subsequent Event for further discussion.

During the quarter ended June 29, 2014, our proportionate share of net income from certain investments listed in the table above was greater than 20% of our condensed consolidated net income (loss) before taxes.  Summarized condensed financial information, as provided to us by these certain investees, is as follows:

	Six Months Ended
	June 29,	June 30,
(in thousands)	2014	2013
Net revenues	$666,164	$648,958
Gross profit	563,861	543,490
Operating income	89,524	103,543
Net income	650,720	103,955

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value	Carrying Value
	June 29,	June 29,	December 29,
(in thousands)	2014	2014	2013
Notes:
9.00% senior secured notes due in 2022	$900,000	$900,000	$900,000
4.625% notes due in 2014	28,965	28,800	28,548
5.750% notes due in 2017	261,298	253,483	252,259
7.150% debentures due in 2027	89,188	83,880	83,684
6.875% debentures due in 2029	276,230	257,994	257,380
Long-term debt	$1,555,681	$1,524,157	$1,521,871
Less current portion		28,800	28,548
Total long-term debt, net of current		$1,495,357	$1,493,323

Our outstanding notes are stated net of unamortized discounts, if applicable, totaling $31.5 million and $33.8 million as of June 29, 2014, and December 29, 2013, respectively.

Debt Repurchases

We had no debt repurchases during the quarter or six months ended June 29, 2014, or during the quarter ended June 30, 2013. During the six months ended June 30, 2013, we redeemed or repurchased a total of $145.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions. We redeemed or repurchased all of these notes at a price greater than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $12.8 million in the six months ended June 30, 2013.

Credit Agreement

Our Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012, is secured by a first-priority security interest in certain of our assets as described below. As of June 29, 2014, there were $39.9 million face amounts of standby letters of credit outstanding under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement as of June 29, 2014.

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

Senior Secured Notes and Indenture

In December 2012, we issued $910 million aggregate principal amount of 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”). We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Senior Secured Notes due in 2017 (“11.50% Notes”) in two separate transactions. In December 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In the quarter ended June 30, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of debt of approximately $9.6 million primarily related to the premiums paid for the notes during the redemption.

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

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. We own 100% of each of the guarantor subsidiaries and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the subsidiaries other than the subsidiary guarantors are minor.

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

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of June 29, 2014, and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 and a consolidated interest coverage ratio of at least 1.50 to 1.00. As of June 29, 2014, we were in compliance with all financial debt covenants.

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

The indenture for the 9.00% Notes and the Credit Agreement include a number of restrictive covenants that are applicable to us and our restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in those agreements. These covenants include, among other things, restrictions on our ability to incur additional debt; make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or certain of our outstanding notes or debentures prior to stated maturity; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and our subsidiaries’ assets, taken as a whole.

5.  EMPLOYEE BENEFITS

We maintain a frozen noncontributory qualified defined benefit pension plan (“Pension Plan”) which covers certain eligible current and former employees.  No new participants may enter the Pension Plan and no further benefits will accrue.  However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide certain key current and former employees with additional retirement benefits.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The elements of retirement expense are as follows:

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2014	2013	2014	2013
Pension plans:
Service cost	$2,007	$1,373	$4,015	$2,773
Interest cost	22,751	21,173	45,502	42,298
Expected return on plan assets	(26,865)	(25,252)	(53,730)	(50,527)
Prior service cost amortization	3	7	6	7
Actuarial loss	4,002	6,404	8,004	12,779
Net pension expense	1,898	3,705	3,797	7,330
Net post-retirement credit	(741)	(624)	(1,482)	(1,249)
Net retirement expense	$1,157	$3,081	$2,315	$6,081

In January 2014 and January 2013, we contributed $25.0 million and $7.5 million, respectively, of cash to the Pension Plan.  We do not intend to make any additional material contributions to the Pension Plan during the remainder of fiscal year 2014.

We have a deferred compensation plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We suspended our matching contribution to the 401(k) plan in 2009 and as of June 29, 2014, we have not reinstated that benefit.

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

As of June 29, 2014, we had $39.9 million of standby letters of credit secured under the Credit Agreement (see Note 4, Long-Term Debt, for further discussion).

7.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the six months ended June 29, 2014:

		Weighted Average
	RSUs	Grant Date Fair Value
Nonvested - December 29, 2013	1,231,650	$2.50
Granted	706,950	$4.82
Vested	(486,150)	$2.66
Forfeited	(30,300)	$2.53
Nonvested - June 29, 2014	1,422,150	$3.60

The total fair value of the RSUs that vested during the six months ended June 29, 2014, was $2.6 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the six months ended June 29, 2014:

		Weighted	Aggregate
		Average	Intrinsic
	Options/	Exercise	Value
	SARs	Price	(in thousands)
Outstanding December 29, 2013	6,110,500	$9.69	$2,384
Exercised	(568,250)	$3.07	$1,198
Forfeited	(63,500)	$3.39
Expired	(296,500)	$30.84
Outstanding June 29, 2014	5,182,250	$9.28	$10,205

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values.  At June 29, 2014, we had three stock-based compensation plans.  Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense, for the periods presented in this report, are as follows:

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2014	2013	2014	2013
Stock-based compensation expense	$627	$635	$1,574	$1,738

8.  SUBSEQUENT EVENT

On August 5, 2014, we, along with the remaining partners in Classified Ventures, LLC, have entered into a definitive agreement to sell all of the ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that values Classified Ventures, LLC at $2.5 billion. This transaction is expected to close by the end of fiscal year 2014 and accordingly, we will record a gain on sale of our interest in Classified Ventures, LLC during the period it closes. Our portion of the cash proceeds is expected to be approximately $640 million. Upon close of the transaction, we will enter into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets. In accordance with our bond indenture for our 9.00% Notes, we will offer the after-tax proceeds from this transaction, to the extent that they are not reinvested within 365 days of the closing of the transaction, in an offering to repurchase those notes at par. The 9.00% Notes are currently trading at a premium.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, including statements relating to future financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of our 2013 Annual Report on Form 10-K as well as our other filings with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 29, 2014, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2013 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 6, 2014.

Overview

We are a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets we serve. As one of largest newspaper companies in the country, based on daily circulation, our continuing operations included 29 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. Our largest newspapers include the (Fort Worth) Star-Telegram, The Sacramento Bee, The Kansas City Star, the Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.  See Recent Developments regarding the sale of all of the outstanding capital stock of the Anchorage Daily News, Inc.  For purposes of presentation only, we updated the term “circulation” to “audience” as it releases to our discussion of revenues. The term “circulation” was used in prior filings with the Securities and Exchange Commission and no other changes were made in conjunction with this language change.

We also own a portfolio of premium digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation’s largest online jobs website, CareerBuilder.com; 25.6% of Classified Ventures, LLC, which operates the auto website Cars.com; and 33.3% of HomeFinder.com, LLC, which operates the online real estate website HomeFinder.com. See Recent Developments below for further discussion of Classified Ventures, LLC sale of its Apartments.com business.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Revenues:
Advertising	64.8%	67.5%	64.5%	67.2%
Audience	31.1%	28.7%	31.4%	28.9%
Other	4.1%	3.8%	4.1%	3.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

Our primary sources of revenues are print and digital advertising. All categories (retail, national and classified) of advertising discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint advertising”) and/or advertising delivered digitally. Audience revenues include both print and digital subscriptions, or a combination of both. Our print newspapers are delivered by independent contractors and large distributors. Other revenues, includes among others, commercial printing and distribution revenues.

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the quarters and six months ended June 29, 2014, and June 30, 2013.

Recent Developments

Sale of Anchorage Daily News, Inc.

On May 5, 2014, we completed the sale of the outstanding capital stock of the Anchorage Daily News, Inc. (“Anchorage”) for $34 million in cash. In accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20, “Discontinued Operations”, the financial results of Anchorage have been reported as a discontinued operation in our condensed consolidated financial statements for the periods presented. For a more complete discussion of the transaction, refer to Note 2, Divestiture.

Investments in Unconsolidated Companies Activity

On April 1, 2014, Classified Ventures, LLC consummated the sale of its Apartments.com business for $585 million. Accordingly, during the quarter ending June 29, 2014, we recorded our share of the gain on the sale of approximately $144.2 million, before taxes. On April 1, 2014, we received a cash distribution of approximately $146.9 million from Classified Ventures, LLC, which is equal to our share of the net proceeds from the sale. See Note 3, Investments in Unconsolidated Companies.

On May 7, 2014, we transferred our partnership interest in McClatchy-Tribune Information Services (“MCT”) to TCA News Service LLC (“TCA”) for cash and future newswire content. Concurrently, we entered into a contributor agreement with MCT pursuant to which we will continue to be a contributor of newswire content to MCT for an agreed upon rate, and we will receive newswire content from MCT or its successor at no cost for approximately 10 years.  We recognized a $3.1 million intangible asset with respect to the content we will receive from MCT at no cost under these agreements and a $1.7 million gain on sale of the equity investment. See Note 3, Investments in Unconsolidated Companies.

On August 5, 2014, we, along with the remaining partners in Classified Ventures, LLC, have entered into a definitive agreement to sell all of the ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that values Classified Ventures, LLC at $2.5 billion. This transaction is expected to close by the end of fiscal year 2014 and accordingly, we will record a gain on sale of our interest in Classified Ventures, LLC during the period it closes. Our portion of the cash proceeds is expected to be approximately $640 million.  Upon close of the transaction, we will enter into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets. In accordance with our bond indenture for our 9.00% Notes, we will offer the after-tax proceeds from this transaction, to the extent that they are not reinvested within 365 days of the closing of the transaction, in an offering to repurchase those notes at par. The 9.00% Notes are currently trading at a premium.

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarters and six months ended June 29, 2014 and June 30, 2013:

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$91,648	$10,961	$75,586	$(2,236)
Income (loss) from discontinued operations, net of tax	(1,699)	791	(1,479)	1,247
Net income (loss)	$89,949	$11,752	$74,107	$(989)
Net income (loss) per diluted common share:
Income (loss) from continuing operations	$1.03	$0.13	$0.85	$(0.02)
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	0.01
Net income (loss) per share	$1.02	$0.14	$0.84	$(0.01)

The increase in income from continuing operations in the quarter and six months ended June 29, 2014, compared to the same periods in 2013 is primarily related to our portion of the gain on Classified Ventures, LLC’s sale of its Apartments.com business. We recorded an after-tax gain of approximately $89.0 million as our share of the gain during the quarter ended June 29, 2014. See discussion in Investments in Unconsolidated Companies Activity above.

Revenues

The following table summarizes our revenues by category:

	Quarters Ended				Six Months Ended
	June 29,	June 30,	$	%	June 29,	June 30,	$	%
(in thousands)	2014	2013	Change	Change	2014	2013	Change	Change
Advertising:
Retail	$92,655	$101,205	$(8,550)	(8.4)	$180,576	$197,200	$(16,624)	(8.4)
National	13,145	16,308	(3,163)	(19.4)	25,971	31,081	(5,110)	(16.4)
Classified:
Auto	18,452	18,829	(377)	(2.0)	36,808	37,654	(846)	(2.2)
Real estate	8,066	8,923	(857)	(9.6)	15,656	17,198	(1,542)	(9.0)
Employment	9,676	10,501	(825)	(7.9)	18,819	20,795	(1,976)	(9.5)
Other	15,369	16,995	(1,626)	(9.6)	30,831	33,506	(2,675)	(8.0)
Total classified	51,563	55,248	(3,685)	(6.7)	102,114	109,153	(7,039)	(6.4)
Direct marketing and other	31,849	30,728	1,121	3.6	60,650	59,223	1,427	2.4
Total advertising	189,212	203,489	(14,277)	(7.0)	369,311	396,657	(27,346)	(6.9)
Audience	90,817	86,489	4,328	5.0	179,770	170,539	9,231	5.4
Other	11,925	11,630	295	2.5	23,541	23,049	492	2.1
Total revenues	$291,954	$301,608	$(9,654)	(3.2)	$572,622	$590,245	$(17,623)	(3.0)

During the quarter and six months ended June 29, 2014, total revenues decreased 3.2% and 3.0%, respectively, compared to the same periods in 2013 primarily due to the continued decline in demand for advertising in our industry. The continued weak economy and a secular shift in advertising demand from print to digital products, which are generally sold at lower rates than print products, are the principal causes of the decline in total advertising revenues.  The decline in total advertising revenues was partially offset by increases in our audience revenues due primarily to the shift of some of our newspapers to fee-for-service contracts, sales of our subscription products and, to a lesser extent, growth in other revenues.

Advertising Revenues

Total advertising revenues decreased 7.0% and 6.9% during the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013.  While we experienced declines in almost all of our advertising revenue categories, the decrease in total advertising revenues related primarily to declines in retail, national and other classified advertising. These decreases in advertising revenues were partially offset by increases in our digital retail, digital automotive classified advertising and direct marketing revenues. In addition, we no longer have an affiliate agreement to sell products from Apartments.com subsequent to Classified Ventures, LLC’s sale of that business on April 1, 2014. Accordingly, we had no revenues from Apartments.com in the quarter ended June 29, 2014, compared to $1.0 million in revenues from sales of Apartments.com products in the same period of 2013 and $0.4 million in the six months ended June 29, 2014, compared to $1.9 million in the same period of 2013.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Advertising:
Retail	49.0%	49.7%	48.9%	49.7%
National	6.9%	8.0%	7.0%	7.9%
Classified	27.3%	27.2%	27.7%	27.5%
Direct marketing and other	16.8%	15.1%	16.4%	14.9%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During both the quarter and six months ended June 29, 2014, retail advertising revenues decreased 8.4% compared to the same periods in 2013.  In the quarter ended June 29, 2014, the decrease in retail advertising revenues was primarily due to a decrease of 13.2% in print ROP advertising revenues and 11.4% in preprint advertising revenues, compared to the same period in 2013. These were partially offset by an increase in digital retail advertising of 7.8% in the quarter ended June 29, 2014, compared to the same period in 2013. In the six months ended June 29, 2014, the decrease in retail advertising revenues was primarily due to a decrease of 12.5% in print ROP advertising revenues and 10.7% in preprint advertising revenues compared to the same period in 2013. These decreases were partially offset by an increase in digital retail advertising of 5.1% during the six months ended June 29, 2014, compared to the same period in 2013. The overall decreases in retail advertising revenues were widespread among the ROP and preprint categories, reflecting a sluggish retail environment.

National:

National advertising revenues decreased 19.4% and 16.4% during the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013.  We experienced a 21.0% and 19.3% decrease in print national advertising and a 15.8% and 9.7% decrease in digital national advertising during the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013.  Decreases in total national advertising revenues during these periods were led by decreases in the banking and telecommunications categories, which showed unusually strong performances in the same periods of 2013. Also contributing to the decline in total national advertising revenues for the quarter and six months ended June 29, 2014, was a decrease in the entertainment category.

Classified:

During the quarter and six months ended June 29, 2014, classified advertising revenues decreased 6.7% and 6.4%, respectively, compared to the same periods in 2013. The print automotive, print and digital employment, and print other (primarily reflecting legal, remembrance and celebration notices and miscellaneous advertising) categories represented our largest declines in classified advertising during these periods and were partially offset by an increase in the digital automotive category. While the decreases in classified advertising revenues are partially a result of the slowly improving economy, advertisers are increasingly using digital advertising, which is widely available from many of our competitors, instead of print advertising. During the quarter and six months ended June 29, 2014, compared to the same periods in 2013, we experienced a decrease in print classified advertising of 11.7% and 11.3%, respectively, while digital classified advertising only decreased 0.5% in both of these periods. The decreases in digital classified advertising were impacted by the lack of Apartments.com revenue in the quarter and six months ended June 29, 2014, compared to the same periods in 2013.

The following is a discussion of the major classified advertising categories for the quarter and six months ended June 29, 2014, as compared to the same periods in 2013:

•          Automotive advertising revenues decreased 2.0% and 2.2% in the quarter and six months ended June 29, 2014, respectively.  Print automotive advertising revenues declined 21.6% and 22.1% in the quarter and six months ended June 29, 2014. However, digital automotive advertising revenues were up 10.4% and 10.8% in the quarter and six months ended June 29, 2014, respectively.  These results reflect the continued migration of automotive advertising to digital platforms as well as the popularity of our Cars.com products with local auto dealerships.

•          Real estate advertising revenues decreased 9.6% and 9.0% in the quarter and six months ended June 29, 2014, respectively.  Recently, real estate revenue trends reflect single-digit declines in year-over-year comparisons after years of double-digit declines, reflecting a limited recovery in the housing market.  Print real estate advertising revenues declined 4.0% and 4.6% in the quarter and six months ended June 29, 2014, respectively. Digital real estate advertising revenues decreased 18.7% and 16.1% in the quarter and six months ended June 29, 2014, respectively. Digital real estate revenues in the quarter and six months ended June 30, 2013, included $1.0 million and $1.9 million, respectively, of revenues from the sales of Apartments.com products that we no longer sell, as discussed above.

•          Employment advertising revenues decreased 7.9% and 9.5% in the quarter and six months ended June 29, 2014, respectively, reflecting an employment market that has been slow to recover and due to the continued shift from traditional media to digital media, which includes a wider array of options. Print employment advertising revenues declined 9.8% and 9.9% in the quarter and six months ended June 29, 2014, respectively. Digital employment advertising revenues were down 6.3% and 9.2% in the quarter and six months ended June 29, 2014, respectively.

•          Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising, decreased 9.6% and 8.0% in the quarter and six months ended June 29, 2014, respectively. Print other classified advertising revenues declined 10.0% and 8.3% in the quarter and six months ended June 29, 2014, respectively. Digital other classified advertising revenues were down 8.1% and 7.0% in the quarter and six months ended June 29, 2014, respectively.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 26.2% and 25.9% of total advertising revenues in the quarter and six months ended June 29, 2014, respectively.  Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis.  In the quarter ended June 29, 2014, total digital advertising revenues increased 1.2% to $49.5 million compared to the same period in 2013.  Digital-only advertising revenues increased 10.0% to $31.0 million in the quarter ended June 29, 2014, compared to the same period in 2013. In the six months ended June 29, 2014, total digital advertising revenues increased 0.8% to $95.9 million compared to the same period in 2013.  Digital-only advertising revenues totaled $59.9 million, an increase of 10.7% in the six months ended June 29, 2014, compared to the same period in 2013. The increase in digital-only advertising reflects the secular shift in advertising demand from print to digital products. We expect this trend to continue as advertisers look for multiple advertising channels to reach their customers.  We had no revenues from Apartments.com in the quarter ended June 29, 2014, compared to $1.0 million in revenues from sales of Apartments.com products in the same period of 2013 and $0.4 million in the six months ended June 29, 2014, compared to $1.9 million in the same period of 2013. Digital advertising revenues sold in conjunction with print products declined 10.9% and 12.2% in the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues increased 3.6% and 2.4% during the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013.  We continue to experience growth in revenues from our “Sunday Select” product, a package of preprinted advertisements delivered to nonsubscribers upon request, which grew 8.3% and 9.2% in the quarter and six months ended June 29, 2014, compared to the same periods in 2013.

Audience Revenues

Audience revenues increased 5.0% and 5.4% during the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013.  Contributing to the growth in total audience revenues in the quarter and six months ended June 29, 2014, compared to the same periods in 2013, was an increase of $7.0 million and $11.4 million, respectively, in revenues related to newspapers that changed to fee-for-service circulation delivery contracts. As expected, print circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change.

Operating Expenses

Total operating expenses decreased 2.5% and increased 1.8% in the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013.  Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies as well as headcount reductions. However, operating expenses in the quarter and six months ended June 29, 2014, reflect increases in non-cash operating expenses, including non-cash impairment charges and accelerated depreciation, as well as increases for newspapers that changed to fee-for-service circulation delivery contracts as discussed in the Audience Revenues Section above. Operating expenses in all periods presented include employee severance related to headcount reductions. The quarter and six months ended June 30, 2013, also includes moving expenses primarily related to the relocation of our Miami newspaper operations and other production facility moves and outsourcing.

The following table summarizes operating expenses:

	Quarters Ended				Six Months Ended
	June 29,	June 30,	$	%	June 29,	June 30,	$	%
(in thousands)	2014	2013	Change	Change	2014	2013	Change	Change
Compensation expenses	$103,481	$105,871	$(2,390)	(2.3)	$212,033	$216,123	$(4,090)	(1.9)
Newsprint, supplements and printing expenses	29,127	30,131	(1,004)	(3.3)	56,447	60,232	(3,785)	(6.3)
Depreciation and amortization expenses	25,926	29,693	(3,767)	(12.7)	66,221	59,929	6,292	10.5
Other operating expenses	106,113	105,756	357	0.3	215,312	203,987	11,325	5.6
	$264,647	$271,451	$(6,804)	(2.5)	$550,013	$540,271	$9,742	1.8

Compensation expenses, which include the severance costs discussed above, decreased 2.3% and 1.9% in the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013.  Payroll expenses in the quarter and six months ended June 29, 2014, decreased 1.8% and 1.1%, respectively, compared to the same periods in 2013, reflecting a

6.4% and 5.3% decline in average full-time equivalent employees partially offset by higher severance costs in these same periods.  Fringe benefits costs in the quarter and six months ended June 29, 2014, decreased 4.5% and 5.5%, respectively, compared to the same periods in 2013, primarily as a result of lower retirement costs related to our Pension Plan.

Newsprint, supplements and printing expenses decreased 3.3% and 6.3% in the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013.  During the quarter and six months ended June 29, 2014, compared to the same periods in 2013, newsprint expense declined 11.4% and 11.3%, respectively. The newsprint declines reflect a 10.1% and 9.4% decrease in newsprint usage and a 1.4% and 2.2% decrease in newsprint prices, during the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013. These decreases in newsprint were partially offset by increases in outsourced printing costs of $2.4 million and $2.8 million in the quarter and six months ended June 29, 2014, respectively, primarily related to the outsourcing of our printing process at one newspaper.

Depreciation and amortization expenses decreased 12.7% and increased 10.5% in the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013. Changes in amortization expense in the periods presented were minor. The decrease in depreciation expense during the quarter ended June 29, 2014, compared to the same period in 2013 was partially due to the impact of approximately $1.7 million in accelerated depreciation during this second quarter of 2013 compared to none in the same quarter of 2014 and due to less recurring depreciation expense of approximately $2.1 million for assets that have fully depreciated. The increase in depreciation expense in the six months ended June 29, 2014, compared to the same period in 2013, is primarily due to the impact of accelerated depreciation. During the six months ended June 29, 2014, we incurred $13.5 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the newly purchased production facility. During the six months ended June 30, 2013, we incurred $3.9 million in accelerated depreciation related to our Miami operations move.

Other operating costs increased 0.3% and 5.6% in the quarter and six month ended June 29, 2014, respectively, compared to the same periods in 2013. During the quarter ended June 29, 2014, compared to the same period in 2013, the increase included $7.0 million in expenses related to newspapers that changed to fee-for-service circulation delivery contracts and approximately $1.8 million net in other sales costs for digital advertising and customer sales costs.  During the six months ended June 29, 2014, compared to the same period in 2013, the increase included $11.4 million in expenses related to newspapers that changed to fee-for-service circulation delivery contracts, $3.1 million in additional professional fees and $4.2 million net in other sales costs for digital advertising and customer sales costs.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 1.2% and 3.6% in the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013. Interest expense related to debt increased slightly at 0.1% and decreased 1.6% during the quarter and six months ended June 29, 2014, respectively, compared to the same periods in 2013, reflecting lower overall interest rates and debt balances. Other fluctuations in total interest expense were primarily due to reductions in interest expense on our financial obligations resulting from our elimination of our Miami financial obligation in the quarter ended June 30, 2013, when we completed our move of the Miami operation to a new facility.

Equity Income:

Total income from unconsolidated investments decreased 38.1% and 19.7% during the quarter and six months ended June 29, 2014, compared to the same periods in 2013 due to lower results from our internet-related investments and from our newsprint mill partnership. As discussed more fully in Recent Developments above, Classified Ventures, LLC sold its Apartments.com business on April 1, 2014, and as a result, incurred additional legal, accounting and other transaction-related costs in the quarter and six months ended June 29, 2014 associated with the sale of Apartments.com.  We also reported our share of Classified Ventures, LLC’s income from its Apartments.com business in the quarter ended March 30, 2014 and the quarter and six months ended June 30, 2013. However, there was no income from Apartments.com for the quarter ended June 29, 2014.

As discussed previously in Recent Developments above, we recognized a gain of approximately $144.2 million during the quarter ended June 29, 2014, when Classified Ventures, LLC sold its Apartments.com business. In addition, during the quarter ended June 29, 2014, we transferred our partnership interest in MCT and entered into a contributor agreement with MCT. As a result, we recognized a gain on the sale of approximately $1.7 million during the quarter ended June 29, 2014.

Loss on Extinguishment of Debt:

No notes were repurchased during the quarter or six months ended June 29, 2014, or during the quarter ended June 30, 2013. During the six months ended June 30, 2013, we redeemed or repurchased $145.9 million aggregate principal amount of various series of our outstanding notes.  We redeemed or repurchased these notes at a price higher than par value and wrote off historical discounts related to these notes, which resulted in a loss on extinguishment of debt of $12.8 million in the six months ended June 30, 2013.

Income Taxes:

We recorded an income tax provision on continuing operations of $55.6 million and $43.2 million for the quarter and six months ended June 29, 2014, respectively.  For the quarter and six months ended June 29, 2014, the income tax provision is higher than the expected federal amount primarily due to state taxes, including benefits from certain favorable state tax adjustments and certain state taxes that do not vary with net income.  For the quarter ended June 29, 2014, the income tax provision includes the tax impact of certain items considered discrete tax items, such as (i) gains related to equity investments, and (ii) severance.  For the six months ended June 29, 2014, the income tax provision includes the tax impact of certain discrete tax items, such as (i) gains related to equity investments (ii) certain asset disposals, impairments and accelerated depreciation, and (iii) severance. Excluding these items and the benefit of certain favorable state tax adjustments, the effective tax rate was a 39.9% provision and a 43.7% benefit for the quarter and six months ended June 29, 2014, respectively.

In the quarter and six months ended June 30, 2013, we recorded an income tax provision on continuing operations of $7.4 million and $1.3 million, respectively.  The income tax provision was offset by the inclusion in pre-tax loss of discrete tax items, such as (i) loss on the refinancing of debt, (ii) certain asset disposals, and (iii) severance for the quarter and six months ended June 30, 2013, respectively. Excluding these items the effective tax provision rate was 41.5% and 41.2% in the quarter and six months ended June 30, 2013, which are higher than the expected rate due primarily to the inclusion of state taxes, including certain state taxes that do not vary with net income.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $265.3 million as of June 29, 2014, compared to $21.8 million of cash at June 30, 2013, and $80.8 million as of December 29, 2013.  The increase in cash and cash equivalents in the quarter ended June 29, 2014, compared to the same period in 2013 and December 29, 2013 is primarily due to $146.9 million cash distribution from Classified Ventures, LLC, which is equal to our share of the proceeds from their sale of Apartments.com business and the $34 million in cash proceeds received from the sale of Anchorage (see Recent Developments above).

We expect that most of our cash on hand and our cash generated from operations in the foreseeable future will be used to repay debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, and make required contributions to our qualified defined benefit pension plan (“Pension Plan”).  In January 2014, we contributed $25 million to our Pension Plan, which we expect will satisfy all of our required contributions in fiscal year 2014. Our future contributions are discussed in Pension Plan Matters below. As of June 29, 2014, we had approximately $1.6 billion in total debt outstanding, consisting of $900 million aggregate principal amount of publicly-traded senior secured notes due 2022, $29.0 million aggregate principal amount of unsecured publicly-traded notes maturing in the fourth quarter of 2014 and $626.7 million aggregate principal amount of unsecured publicly-traded notes maturing in 2017, 2027, and 2029.  We expect that we will need to refinance a significant portion of this debt prior to the scheduled maturity of such debt.  In addition, we expect to use our cash from operations from time to time to opportunistically repurchase our outstanding debt prior to the scheduled maturity of such debt and/or reduce our debt through debt exchanges or similar transactions.  We expect to pay approximately $65 million in income taxes, as a result of the gain on sale of Apartments.com by Classified Ventures, LLC and our sale of Anchorage, primarily during the third quarter of 2014. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

As discussed in Recent Developments above, on August 5, 2014, we entered into a definitive agreement to sell our ownership in Classified Ventures, LLC. The transaction is expected to close before the end of fiscal year 2014 and accordingly we expect to record a gain on sale of our interest in Classified Ventures, LLC during the period it closes.  Our portion of the cash proceeds is expected to be approximately $640 million.  In accordance with our bond indenture for our 9.00% Notes, we will offer the after-tax proceeds from this transaction, to the extent that they are not reinvested within 365 days of the closing of the transaction, in an offering to repurchase those notes at par. The 9.00% Notes are currently trading at a premium.

The following table summarizes our cash flows:

	Six Months Ended
	June 29,	June 30,
(in thousands)	2014	2013
Cash flows provided by (used in)
Operating activities:
Continuing operations	$166,482	$79,471
Discontinued operations	126	1,421
Investing activities:
Continuing operations	(13,434)	(16,897)
Discontinued operations	33,369	—
Financing activities:
Continuing operations	(2,024)	(155,303)
Increase (decrease) in cash and cash equivalents	$184,519	$(91,308)

Operating Activities:

We generated $166.5 million of cash from continuing operations in the six months ended June 29, 2014, compared to generating $79.5 million of cash from continuing operations in the six months ended June 30, 2013.  The increase in cash generated from operations is primarily due to (i) the increase in distributions of cash we received, mostly from the sale of Apartments.com by Classified Ventures, LLC for $146.9 million in the six months ended June 29, 2014, (ii) offset by the difference in contributions we made to our Pension Plan (as discussed below), and (iii) the timing of net income tax payments and receipts.  In the six months ended June 29, 2014, we had net payments of $11.4 million in income taxes compared to net refunds of approximately $2.9 million in the six months ended June 30, 2013.

Pension Plan Matters

In the six months ended June 29, 2014, we made a $25.0 million cash contribution to our Pension Plan to meet our required payment contributions for 2014, while in the six months ended June 30, 2013, we made a $7.5 million cash contribution.

As of December 29, 2013, the projected benefit obligations of our Pension Plan exceeded plan assets by $303.2 million in our financial statements.  Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans under Internal Revenue Service (“IRS”) regulations.  The new legislation and calculation use historical averages of long-term, highly-rated corporate bonds (within ranges as defined in the legislation), which has resulted in the application of a higher discount rate to determine the projected benefit obligations for funding and current long-term interest rates.

In addition, the Pension Relief Act of 2010 (“PRA”) provided relief with respect to the funding requirements of the Pension Plan.  Under the PRA, we elected an option that allows the required contributions related to our 2009 and 2011 plan years to be paid over 15 years.  As a result of these two legislative actions, we estimate that under IRS funding rules, the projected benefit obligation of our Pension Plan exceeded plan assets by approximately $203 million as of the end of calendar year 2013. Accordingly, even with the relief provided by the two legislative rules discussed above, based on the current funding position of the Pension Plan, we expect future contributions will be required.

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

In August 2014, federal legislation enacted (pending presidential signature) the Highway and Transportation Funding Act, which in addition to funding the highway trust fund, also provides pension funding stabilization that may reduce minimum contribution requirements for the 2013-2017 plan years. We are currently in the process of evaluating the impact of this legislation on our future Pension contributions.

Investing Activities:

We used $13.4 million of cash in investing activities in the six months ended June 29, 2014, which was primarily due to the purchase of property plant and equipment for $14.2 million, including the purchase of a production facility for $5.2 million.  We expect capital expenditures to be approximately $30 million in fiscal year 2014, including the purchase of the production facility mentioned above.

Financing Activities:

We used $2.0 million of cash in financing activities in the six months ended June 29, 2014, primarily related to exercises of stock awards.

Debt and Related Matters

Debt Repurchases

We had no debt repurchases during the six months ended June 29, 2014. During the six months ended June 30, 2013, we redeemed or repurchased a total of $145.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions. We redeemed or repurchased all of these notes at a price greater than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $12.8 million in the six months ended June 30, 2013.

Credit Agreement

Our Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012, is secured by a first-priority security interest in certain of our assets as described below. As of June 29, 2014, there were $39.9 million face amounts of standby letters of credit outstanding under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement as of June 29, 2014.

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

Senior Secured Notes and Indenture

In December 2012, we issued $910 million aggregate principal amount of 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”). We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Senior Secured Notes due in 2017 (“11.50% Notes”) in two separate transactions. In December 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In the quarter ended March 31, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of debt of approximately $9.6 million primarily related to the premiums paid for the notes during the redemption.

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

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. We own 100% of each of the guarantor subsidiaries and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the subsidiaries, other than the subsidiary guarantors, are minor.

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

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, each measured quarterly. As of June 29, 2014, and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00 and a consolidated interest coverage ratio of at least 1.50 to 1.00.

At June 29, 2014, our consolidated leverage ratio (as defined in the Credit Agreement) was 3.64 to 1.00, our consolidated interest coverage ratio (as defined in the Credit Agreement) was 3.37 to 1.00 and we were in compliance with all of our financial covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. We will continue to optimize operations and/or reduce debt to maintain compliance with our covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture).  As of June 29, 2014, we estimated that we had approximately $596.6 million available under our restricted payments basket that could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by our Board of Directors.

The indenture for the 9.00% Notes and the Credit Agreement include a number of restrictive covenants that are applicable to us and our restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in those agreements. These covenants include, among other things, restrictions on our ability to incur additional debt; make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or certain of our outstanding notes or debentures prior to stated maturity; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and our subsidiaries’ assets, taken as a whole.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of June 29, 2014, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk’, included in our 2013 Annual Report on Form 10-K contain certain disclosures about our exposure to market risk for changes in discount rates on our qualified defined benefit pension plan obligations. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 29, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 6, Commitments and Contingencies to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

ITEM 6. EXHIBITS

Exhibits, filed as part of this Quarterly Report on Form 10-Q, are listed in the Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

August 8, 2014	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

August 8, 2014	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date/Period End Date
10.1		Stock Purchase Agreement, dated April 8, 2014, by and among the Company and Alaska Dispatch Publishing, LLC	8-K	2.1	April 8, 2014
10.2		Unit Purchase Agreement, dated August 5, 2014, by and among Classified Ventures, LLC, Gannet Co., The McClatchy Company and the other respective partners	8-K	10.1	August 5, 2014
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

**	Furnished, not filed