Form 10-Q
period 2014-09-28
MCCLATCHY CO
filed 2014-11-06
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of October 27, 2014, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	62,516,376
Class B Common Stock	24,585,962

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
REVENUES - NET:
Advertising	$174,583	$191,032	$543,894	$587,689
Audience	91,344	85,015	271,114	255,554
Other	11,712	10,999	35,253	34,048
	277,639	287,046	850,261	877,291
OPERATING EXPENSES:
Compensation	100,595	103,037	312,628	319,160
Newsprint, supplements and printing expenses	27,695	28,285	84,142	88,517
Depreciation and amortization	23,804	27,285	90,025	87,214
Other operating expenses	106,995	101,744	322,307	305,731
	259,089	260,351	809,102	800,622

OPERATING INCOME	18,550	26,695	41,159	76,669

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(33,126)	(33,531)	(100,013)	(102,920)
Interest income	14	17	64	48
Equity income in unconsolidated companies, net	7,398	13,979	24,366	35,108
Gains related to equity investments	11	—	145,904	—
Loss on extinguishment of debt, net	—	(873)	—	(13,643)
Gain on sale of Miami property	—	2,925	—	12,938
Other - net	374	88	518	181
	(25,329)	(17,395)	70,839	(68,288)

Income (loss) from continuing operations before income taxes	(6,779)	9,300	111,998	8,381
Income tax provision (benefit)	(4,160)	2,564	39,031	3,881
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,619)	6,736	72,967	4,500

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(141)	529	(1,620)	1,776
NET INCOME (LOSS)	$(2,760)	$7,265	$71,347	$6,276

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.03)	$0.07	$0.84	$0.05
Income (loss) from discontinued operations	—	0.01	(0.02)	0.02
Net income (loss) per share	$(0.03)	$0.08	$0.82	$0.07

Diluted:
Income (loss) from continuing operations	$(0.03)	$0.07	$0.83	$0.05
Income (loss) from discontinued operations	—	0.01	(0.02)	0.02
Net income (loss) per share	$(0.03)	$0.08	$0.81	$0.07

Weighted average number of common shares used to calculate basic and diluted earnings per share:
Basic	86,868	86,291	86,692	86,154
Diluted	86,868	87,230	88,441	87,035

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; In thousands)

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
NET INCOME (LOSS)	$(2,760)	$7,265	$71,347	$6,276

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unrealized net gain and other components of benefit plans, net of taxes of $(1,255), $(2,258), $(3,763) and $(6,773)	1,882	3,387	5,645	10,160
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $98, $(43), $(405) and $444	(147)	65	607	(666)
Other comprehensive income	1,735	3,452	6,252	9,494
Comprehensive income (loss)	$(1,025)	$10,717	$77,599	$15,770

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; In thousands, except share amounts)

	September 28,	December 29,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$225,084	$80,811
Trade receivables (net of allowances of $5,155 in 2014 and $6,040 in 2013)	119,652	167,490
Other receivables	10,696	10,757
Newsprint, ink and other inventories	22,944	26,539
Deferred income taxes	20,033	20,033
Assets held for sale	8,609	3,504
Other current assets	22,935	27,386
	429,953	336,520

Property, plant and equipment, net	411,980	458,705
Intangible assets:
Identifiable intangibles – net	428,257	465,966
Goodwill	996,115	1,013,002
	1,424,372	1,478,968
Investments and other assets:
Investments in unconsolidated companies	322,129	300,569
Other assets	48,567	42,873
	370,696	343,442
	$2,637,001	$2,617,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,926	$28,548
Accounts payable	40,976	49,565
Accrued pension liabilities	8,418	33,418
Accrued compensation	33,756	38,636
Income taxes payable	7,765	1,362
Unearned revenue	65,302	67,377
Accrued interest	28,698	15,044
Other accrued liabilities	18,502	14,386
	232,343	248,336
Non-current liabilities:
Long-term debt	1,496,373	1,493,323
Deferred income taxes	127,190	153,339
Pension and postretirement obligations	380,712	394,209
Financing obligations	35,026	40,264
Other long-term obligations	47,282	47,778
	2,086,583	2,128,913
Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 64,075,324 in 2014 and 61,544,524 in 2013)	641	615
Class B (authorized 60,000,000 shares, issued 24,585,962 in 2014 and 24,800,962 in 2013)	246	248
Additional paid-in capital	2,229,328	2,221,834
Accumulated deficit	(1,606,026)	(1,677,373)
Treasury stock at cost, 1,559,623 shares in 2014 and 11,207 shares in 2013	(7,465)	(37)
Accumulated other comprehensive loss	(298,649)	(304,901)
	318,075	240,386
	$2,637,001	$2,617,635

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In thousands)

	Nine Months Ended
	September 28,	September 29,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,347	$6,276
Less income (loss) from discontinued operations, net of tax	(1,620)	1,776
Income from continuing operations	72,967	4,500

Reconciliation to net cash from operating activities:
Depreciation and amortization	90,025	87,214
Loss on disposal of equipment (including impairments)	1,294	1,462
Contribution to qualified defined benefit pension plan	(25,000)	(7,500)
Retirement benefit expense	3,474	9,122
Stock-based compensation expense	2,682	2,802
Equity income in unconsolidated companies	(24,366)	(35,108)
Gains related to equity investments	(145,904)	—
Distributions of income from equity investments	148,176	—
Loss on extinguishment of debt	—	13,643
Gain on disposal of Miami property	—	(12,938)
Other	(3,251)	(3,212)
Changes in certain assets and liabilities:
Trade receivables	44,303	45,293
Inventories	2,369	4,747
Other assets	826	4,275
Accounts payable	(7,927)	(6,368)
Accrued compensation	(5,828)	3,836
Income taxes	(27,989)	(17,225)
Accrued interest	13,654	10,046
Other liabilities	502	7,994
Net cash provided by continuing operations	140,007	112,583
Net cash provided by (used in) discontinued operations	(37)	2,036
Net cash provided by operating activities	139,970	114,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,005)	(26,503)
Proceeds from sale of property, plant and equipment and other	676	1,656
Proceeds from redemption of certificates of deposit	—	2,210
Proceeds from return of insurance-related deposit	—	6,400
Purchase of insurance-related deposits	(6,770)	—
Distributions from equity investments	1,444	3,780
Contributions to equity investments	(2,500)	(1,319)
Equity investments and other-net	1,686	(1,500)
Net cash used in continuing operations	(25,469)	(15,276)
Net cash provided by (used in) discontinued operations	32,953	(17)
Net cash provided by (used in) investing activities	7,484	(15,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes and related expenses	—	(165,549)
Other	(3,181)	(1,434)
Net cash used in continuing operations	(3,181)	(166,983)
Increase (decrease) in cash and cash equivalents	144,273	(67,657)
Cash and cash equivalents at beginning of period	80,811	113,088
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$225,084	$45,431

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets we serve.  As one of the largest newspaper companies in the country, based on daily circulation, our continuing operations include 29 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services.  Our largest newspapers include the (Fort Worth) Star-Telegram, The Sacramento Bee, The Kansas City Star, the Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.  Our Class A Common Stock is listed on the New York Stock Exchange under the symbol MNI.

We also own 15.0% of CareerBuilder LLC, which operates the nation’s largest online jobs website, CareerBuilder.com; and 33.3% of HomeFinder.com, LLC, which operates the online real estate website HomeFinder.com. See Note 3, Investments in Unconsolidated Companies for further discussion.

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated financial statements include the Company and our subsidiaries. Intercompany items and transactions are eliminated.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, that are necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2013 ( “Form 10-K”). The fiscal periods included herein comprise 13 weeks for the third-quarter periods and 26 weeks for the nine month periods. For purposes of presentation only, we updated the term “circulation” to “audience” as it relates to our discussion of revenues. The term “circulation” was used in prior filings with the Securities and Exchange Commission and no other changes were made in conjunction with this language change.

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

Investments in Unconsolidated Companies Activity

On October 1, 2014, we, along with Tribune Media Company, Graham Holdings Company and A. H. Belo Corporation (the “Selling Partners”) completed the sale of all of the Selling Partners’ ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that valued Classified Ventures, LLC at $2.5 billion. Our portion of the cash proceeds, net of transactions costs, was $631.8 million. Upon the closing of the transaction, we entered into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets. See Note 8, Subsequent Event for further discussion.

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

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At September 28, 2014, the estimated fair value and carrying value of our long-term debt was $1.6 billion and $1.5 billion, respectively.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets measured at fair value on a nonrecurring basis in the accompanying condensed consolidated balance sheets as of September 28, 2014, were assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these were measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs.

Property, plant and equipment

During the nine months ended September 28, 2014, we sold Anchorage, including the respective property, plant and equipment, which is presented as a discontinued operation. See Note 2, Divestiture, below for further discussion of the transaction. During the nine months ended September 28, 2014, we also completed the acquisition of a new production facility, which was valued at $6.5 million and we incurred $13.6 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the new production facility. No similar transactions were recorded during the quarter ended September 28, 2014. During the quarter and nine months ended September 29, 2013, we incurred $0.1 million and $4.1 million in accelerated depreciation primarily related to our Miami operations move.

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2014	2013	2014	2013
Depreciation expense	$11,667	$12,910	$49,216	$44,337

Assets held for sale

During the nine months ended September 28, 2014, we identified and began to actively market for sale one of our production facilities for a newspaper at which we outsourced our printing to a third-party. These assets consist primarily of undeveloped land and buildings. In connection with classifying these assets as assets held for sale, the carrying values of the land and office buildings were reduced to their estimated fair value less selling costs, as determined based on the current market conditions and the selling prices. As a result, an impairment charge of $1.0 million was recorded in the nine months ended September 28, 2014, and is included in other operating expenses on the condensed consolidated statements of operations. There were no impairment charges recorded during the quarter ended September 28, 2014.

Intangible Assets and Goodwill

Intangible assets (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 29,	Disposition	Acquisition	Amortization	September 28,
(in thousands)	2013	Adjustments	Adjustments	Expense	2014
Intangible assets subject to amortization	$835,461	$(5,307)	$3,100	$—	$833,254
Accumulated amortization	(567,737)	5,307	—	(40,809)	(603,239)
	267,724	—	3,100	(40,809)	230,015
Mastheads	198,242	—	—	—	198,242
Goodwill	1,013,002	(16,887)	—	—	996,115
Total	$1,478,968	$(16,887)	$3,100	$(40,809)	$1,424,372

During the nine months ended September 28, 2014, we sold Anchorage, resulting in the removal of the applicable intangible assets subject to amortization, accumulated amortization and goodwill from our condensed consolidated balance sheet. In addition, in the nine months ended September 28, 2014, we acquired an intangible asset related to an agreement we entered into with McClatchy-Tribune Information Services (“MCT”) in under which we will receive MCT newswire content, at no cost, over approximately 10 years.

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2014	2013	2014	2013
Amortization expense	$12,137	$14,375	$40,809	$42,877

The estimated amortization expense for the remainder of fiscal year 2014 and the five succeeding fiscal years is as follows:

Amortization Expense
Year	(in thousands)
2014 (remainder)	$12,140
2015	48,357
2016	47,986
2017	48,907
2018	47,275
2019	23,769

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

(in thousands)	Minimum Pension and Post- Retirement Liability	Other Comprehensive Loss Related to Equity Investments	Total
Beginning balance - December 29, 2013	$(296,669)	$(8,232)	$(304,901)
Other comprehensive income before reclassifications	—	607	607
Amounts reclassified from AOCL	5,645	—	5,645
Other comprehensive income	5,645	607	6,252
Ending balance - September 28, 2014	$(291,024)	$(7,625)	$(298,649)

	Amount Reclassified from AOCL (in thousands)
	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,	Affected Line in the Condensed
AOCL Component	2014	2013	2014	2013	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$3,137	$5,645	$9,408	$16,933	Compensation
	(1,255)	(2,258)	(3,763)	(6,773)	Income tax provision
	$1,882	$3,387	$5,645	$10,160	Net of tax

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

We have an estimated tax payment due of $16 million for the gain on sale of Apartments.com by Classified Ventures, LLC and our sale of Anchorage, during the fourth quarter of 2014. See Notes 2 and 3, below, for further discussion of these transactions.

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

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(shares in thousands)	2014	2013	2014	2013
Anti-dilutive stock options	2,874	4,990	1,581	4,936

Cash Flow Information

Cash paid for interest and income taxes consisted of the following:

	Nine Months Ended
	September 28,	September 29,
(in thousands)	2014	2013
Interest paid (net of amount capitalized)	$77,995	$82,990
Income taxes paid (net of refunds)	67,233	13,202

Other non-cash investing activities from continuing operations, related to the recognition of an intangible asset for the nine months ended September 28, 2014, were $3.1 million. Other non-cash investing activities from continuing operations as of September 28, 2014, and September 29, 2013, related to purchases of property, plant and equipment (“PP&E”) on credit, were $0.9 million and $0.4 million, respectively.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual and interim periods beginning on or after December 15, 2014.

Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. It is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnotes disclosures in certain circumstances. It is effective for annual and interim periods beginning on or after December 15, 2016, with early adoption permitted. We do not believe the adoption of this guidance will have an impact on our condensed consolidated financial statements.

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

The following table summarizes the financial information for the Anchorage’s operations for the quarters and nine months ended September 28, 2014, and September 29, 2013:

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2014	2013	2014	2013
Revenues	$—	$6,564	$9,186	$20,217
Income (loss) from discontinued operations, before taxes	$(163)	$876	$(211)	$2,961
Income tax provision (benefit)	(105)	347	(125)	1,185
Income (loss) from discontinued operations, net of tax, before loss on sale	$(58)	$529	$(86)	$1,776

Gain on sale of discontinued operations	$(83)	$—	$5,391	$—
Income tax provision (benefit)	—	—	6,925	—
Loss on sale of discontinued operations, net of tax	(83)	—	(1,534)	—
Income (loss) from discontinued operations, net of tax	$(141)	$529	$(1,620)	$1,776

Revenues from Anchorage for the quarter ended December 29, 2013 and for the full year ended December 29, 2013 were $7.2 million and $27.4 million, respectively.

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	September 28,	December 29,
Company	Interest	2014	2013
CareerBuilder, LLC	15.0	$229,546	$214,579
Classified Ventures, LLC	25.6	82,314	73,692
Seattle Times Company (C-Corporation)	49.5	—	—
Ponderay (general partnership)	27.0	8,059	8,443
Other	Various	2,210	3,855
		$322,129	$300,569

On April 1, 2014, Classified Ventures, LLC consummated the sale of its Apartments.com business for $585 million. Accordingly, during the nine months ended September 28, 2014, we recorded our share of the net gain of $144.2 million, before taxes, as gains related to equity investments in condensed consolidated statements of operations. On April 1, 2014, we received a cash distribution of approximately $146.9 million from Classified Ventures, LLC, which is equal to our share of the net proceeds from the sale.

On October 1, 2014, we, along with the remaining partners in Classified Ventures, LLC, sold all of the ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that values Classified Ventures, LLC at $2.5 billion. Our portion of the cash proceeds, net of transactions costs, was $631.8 million. See Note 8, Subsequent Event for further discussion.

On May 7, 2014, we transferred our partnership interest in MCT to TCA News Service, LLC (“TCA”) for cash and future newswire content. Concurrently, we entered into a contributor agreement with MCT pursuant to which we both continue to be a contributor of newswire content to MCT for an agreed upon rate and we will receive newswire content from MCT or its successor at no cost for approximately 10 years. We recognized a $3.1 million intangible asset in the condensed consolidated balance sheets with respect to the value of the content we will receive from MCT at no cost under these agreements, and a $1.7 million gain on sale of the equity investment in gains related to equity investments in the condensed consolidated statements of operations.

During the quarter ended September 28, 2014, we wrote-down $0.8 million of certain unconsolidated investments.

During the quarter ended September 28, 2014, our proportionate share of net income from continuing operations of certain investments listed in the table above was greater than 20% of our condensed consolidated net income (loss) before taxes.  Summarized condensed financial information, as provided to us by these certain investees, is as follows:

	Nine Months Ended
	September 28,	September 29,
(in thousands)	2014	2013
Net revenues	$965,957	$914,559
Gross profit	793,176	733,492
Operating income	142,431	155,769
Net income	140,685	153,948

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value	Carrying Value
	September 28,	September 28,	December 29,
(in thousands)	2014	2014	2013
Notes:
9.00% senior secured notes due in 2022	$900,000	$900,000	$900,000
4.625% notes due in 2014	28,965	28,926	28,548
5.750% notes due in 2017	261,298	254,095	252,259
7.150% debentures due in 2027	89,188	83,978	83,684
6.875% debentures due in 2029	276,230	258,300	257,380
Long-term debt	$1,555,681	$1,525,299	$1,521,871
Less current portion		28,926	28,548
Total long-term debt, net of current		$1,496,373	$1,493,323

Our outstanding notes are stated net of unamortized discounts, if applicable, totaling $30.4 million and $33.8 million as of September 28, 2014, and December 29, 2013, respectively.

Debt Repurchases

We had no debt repurchases during the nine months ended September 28, 2014. During the nine months ended September 29, 2013, we redeemed or repurchased a total of $155.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions. We redeemed or repurchased all of these notes at a price greater than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $0.9 million and $13.6 million in the quarter and nine month ended September 29, 2013, respectively.

Offer for 9.00% Notes at Par

On October 14, 2014, we initiated an offer to purchase for cash up to $406 million of the outstanding 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”) at par in compliance with the indenture for our 9.00% Notes. We noted when we announced the sale of our interest in Classified Ventures, LLC that under the indenture for our 9.00% Notes we would offer the after-tax proceeds from the sale, to the extent that the proceeds are not reinvested within 365 days of the closing of the transaction, in an offering to repurchase the 9.00% Notes at par. We elected to make this offer in the fourth quarter of fiscal year 2014. The offer will close at 5 p.m. Eastern time on November 12, 2014.

Credit Agreement

Our Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012, is secured by a first-priority security interest in certain of our assets as described below. As of September 28, 2014, there were $33.2 million face amounts of standby letters of credit outstanding under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement as of September 28, 2014.

On October 21, 2014, we amended our Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the lending banks’ commitments from $75 million to $65 million, amend or eliminate certain covenant requirements and extend the maturity date by two years to December 18, 2019. Under the Amended Credit Agreement, the revised maintenance covenants are applicable to our quarter ended September 28, 2014, and are discussed under “Covenants under the Senior Debt Agreements” below. In addition, on October 21, 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of the LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

Under the Amended Credit Agreement, we may borrow at either the London Interbank Offered Rate plus a spread ranging from 275 basis points to 425 basis points, or at a base rate plus a spread ranging from 175 basis points to 325 basis points, in each case based upon our consolidated total leverage ratio. The Amended Credit Agreement provides for a commitment fee payable on the unused revolving credit ranging from 50 basis points to 62.5 basis points, based upon our consolidated total leverage ratio.

Senior Secured Notes and Indenture

In December 2012, we issued $910 million aggregate principal amount of 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”). We received approximately $889 million net of financing costs in the offering and used the net proceeds, as well as cash on hand, to repurchase all of our outstanding $846 million in aggregate principal amount of the 11.50% Senior Secured Notes due in 2017 (“11.50% Notes”) in two separate transactions. In December 2012, we repurchased $762.4 million of the 11.50% Notes pursuant to a cash tender offer done in connection with the issuance of the 9.00% Notes. In the nine months ended September 23, 2013, we redeemed the remaining $83.6 million aggregate principal amount of 11.50% Notes not tendered in the tender offer and we recorded a loss on the extinguishment of debt of approximately $9.6 million primarily related to the premiums paid for the notes during the redemption.

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

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Amended Credit Agreement. We own 100% of each of the guarantor subsidiaries and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Amended Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the subsidiaries other than the subsidiary guarantors are minor.

In addition, we have granted a security interest to the banks that are a party to the Amended Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any PP&E, leasehold interests or improvements with respect to such PP&E which would be reflected on our condensed consolidated balance sheets or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

The financial covenants under the Amended Credit Agreement require us to comply with a maximum consolidated total leverage ratio measured quarterly. The Amended Credit Agreement eliminated a previously required minimum consolidated interest coverage ratio beginning with the September 28, 2014 reporting period. As of September 28, 2014, and for the remainder of the term of the Amended Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00. For purposes of the consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20 million. As of September 28, 2014, we were in compliance with all financial debt covenants.

The Amended Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture).

The indenture for the 9.00% Notes and the Amended Credit Agreement include a number of restrictive covenants that are applicable to us and our restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in those agreements. These covenants include, among other things, restrictions on our ability to incur additional debt; make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or certain of our outstanding notes or debentures prior to stated maturity; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and our subsidiaries’ assets, taken as a whole.

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

The elements of retirement expense are as follows:

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2014	2013	2014	2013
Pension plans:
Service cost	$2,008	$1,386	$6,023	$4,159
Interest cost	22,751	21,149	68,253	63,447
Expected return on plan assets	(26,865)	(25,263)	(80,595)	(75,790)
Prior service cost amortization	3	4	9	11
Actuarial loss	4,003	6,389	12,007	19,168
Net pension expense	1,900	3,665	5,697	10,995
Net post-retirement credit	(741)	(624)	(2,223)	(1,873)
Net retirement expense	$1,159	$3,041	$3,474	$9,122

In January 2014 and January 2013, we contributed $25.0 million and $7.5 million, respectively, of cash to the Pension Plan.  We do not intend to make any additional material contributions to the Pension Plan during the remainder of fiscal year 2014.

We have a deferred compensation plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We suspended our matching contribution to the 401(k) plan in 2009 and as of September 28, 2014, we have not reinstated that benefit.

6.  COMMITMENTS AND CONTINGENCIES

In December 2008, carriers of The Fresno Bee filed a purported class action lawsuit against us and The Fresno Bee in the Superior Court of the State of California in Fresno County captioned Becerra v. The McClatchy Company (“Fresno case”) alleging that the carriers were misclassified as independent contractors and seeking mileage reimbursement.   In February 2009, a substantially similar lawsuit, Sawin v. The McClatchy Company, involving similar allegations was filed by carriers of The Sacramento Bee (“Sacramento case”) in the Superior Court of the State of California in Sacramento County. Both courts have certified the class in these cases.  The class consists of roughly 5,000 carriers in the Sacramento case and 3,500 carriers in the Fresno case.  The plaintiffs in both cases are seeking unspecified damages for mileage reimbursement.   With respect to the Sacramento case, in September 2013, all wage and hour claims were dismissed and the only remaining claim is an equitable claim under the California Civil Code for mileage.  In the Fresno case, in March 2014, all wage and hour claims were dismissed and the only remaining claim is an equitable claim for mileage reimbursement under the California Civil Code.

The court in the Sacramento case has trifurcated the trial into three separate phases:  the first phase addressed independent contractor status, the second phase will address liability, if any, and the third phase will address damages, if any.   On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors.  We have asked for clarification of the tentative decision and the decision is under review.   When a final decision is issued, we will have an opportunity to object.  The court has not yet established a date for the second and third phases of trial concerning whether The Sacramento Bee is liable to the carriers in the class for mileage reimbursement or owes any damages.

The court in the Fresno case has bifurcated the trial into two separate phases: the first phase will address independent contractor status and liability for mileage reimbursement and the second phase will address damages, if any.  The first phase of the Fresno case is expected to begin in the fourth quarter of fiscal year 2014.

We are defending these actions vigorously and expect that we will ultimately prevail.  As a result, we have not established a reserve in connection with the cases.  While we believe that a material impact on our condensed consolidated financial position, results of operations or cash flows from these claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that future adverse rulings or unfavorable developments could result in future charges that could have a material impact.  We have and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and make appropriate adjustments to such estimates based on experience and developments in litigation.

Other than the cases described above, we are subject to a variety of legal proceedings (including libel, employment, wage and hour, independent contractor and other legal actions) and governmental proceedings (including environmental matters) that arise from time to time in the ordinary course of our business.  We are unable to estimate the amount or range of reasonably possible losses for these matters.  However, we currently believe, after reviewing such actions with counsel, that the expected outcome of pending actions will not have a material effect on our condensed consolidated financial statements.  No material amounts for any losses from litigation that may ultimately occur have been recorded in the condensed consolidated financial statements as we believe that any such losses are not probable.

We have certain indemnification obligations related to the sale of assets including but not limited to insurance claims and multi-employer pension plans of disposed newspaper operations.  We believe the remaining obligations related to disposed assets will not be material to our financial position, results of operations or cash flows.

As of September 28, 2014, we had $33.2 million of standby letters of credit secured under the Amended Credit Agreement (see Note 4, Long-Term Debt, for further discussion).

7.  STOCK PLANS

Stock Plans Activity

During the quarter ended September 28, 2014, we granted 15,000 shares of Class A Common Stock to each non-employee director, resulting in the issuance of 150,000 shares from The McClatchy Company 2012 Omnibus Incentive Plan.

The following table summarizes the restricted stock units (“RSUs”) activity during the nine months ended September 28, 2014:

		Weighted Average
	RSUs	Grant Date Fair Value
Nonvested - December 29, 2013	1,231,650	$2.50
Granted	706,950	$4.82
Vested	(490,450)	$2.66
Forfeited	(40,800)	$2.94
Nonvested - September 28, 2014	1,407,350	$3.60

The total fair value of the RSUs that vested during the nine months ended September 28, 2014, was $2.6 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the nine months ended September 28, 2014:

		Weighted	Aggregate
		Average	Intrinsic
	Options/	Exercise	Value
	SARs	Price	(in thousands)
Outstanding December 29, 2013	6,110,500	$9.69	$2,384
Exercised	(1,678,250)	$2.86	$3,138
Forfeited	(67,250)	$3.38
Expired	(376,500)	$29.26
Outstanding September 28, 2014	3,988,500	$10.82	$1,722

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values.  At September 28, 2014, we had three stock-based compensation plans.  Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense, for the periods presented in this report, are as follows:

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2014	2013	2014	2013
Stock-based compensation expense	$1,108	$1,064	$2,682	$2,802

8.  SUBSEQUENT EVENTS

Sale of Investment in Unconsolidated Company

On October 1, 2014, we, along with Tribune Media Company, Graham Holdings Company and A. H. Belo Corporation (the “Selling Partners”) sold all of the Selling Partners’ ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that valued Classified Ventures, LLC at $2.5 billion. We will record a gain on sale of our interest in Classified Ventures, LLC during fourth quarter of 2014. Our portion of the cash proceeds, net of transaction costs, was approximately $631.8 million, or approximately $406 million net of taxes. Pursuant to the sale agreement, $25.6 million of net proceeds to be received by us will be held in escrow until October 1, 2015. Prior to the transaction closing Classified Ventures, LLC distributed approximately $6.0 million, representing our portion of the related cash accumulated from earnings of Classified Ventures, LLC. On October 1, 2014, we received our portion of the net cash proceeds, less the escrow amount, of $606.2 million. Upon the closing of the transaction, we entered into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets. In accordance with our bond indenture for our 9.00% Notes, we are required to offer the after-tax proceeds from this transaction, to the extent that they are not reinvested within 365 days of the closing of the transaction, in an offering to repurchase those notes at par. The 9.00% Notes are currently trading at a premium.

Offer for 9.00% Notes at Par

On October 14, 2014, we announced that in compliance with the indenture for our 9.00% Notes, we have commenced an offer to purchase for cash up to $406 million of the outstanding 9.00% Notes at par. See further discussion in Note 4.

Amended Credit Agreement and LC Agreement

On October 21, 2014, we entered into an Amended Credit Agreement to, among other things, reduce the lending banks’ commitments from $75 million to $65 million, amend or eliminate certain covenant requirements and extend the maturity date by two years to December 18, 2019. In addition, on October 21, 2014, we entered into a LC Agreement. Pursuant to the terms of the LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit. See further discussion regarding these transactions in Note 4.

Debt Repurchases

On November 5, 2014, in privately-negotiated transactions, we agreed to repurchase approximately $259.4 million in aggregate principal amount of our 9.00% Notes and approximately $150.0 million in aggregate principal amount of our 5.75% Notes due in 2017, for a total expected amount of $459.5 million in cash plus accrued and unpaid interest. We anticipate that the closing of these repurchases will occur on November 13, 2014, subject to a condition that no more than $95.5 million of the 9.00% Notes are submitted in our current asset purchase offer, as discussed above and in Note 4.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, including statements relating to future financial performance and operations, our offer for our 9.00% Notes and the use of our portion of the proceeds from the sale of Classified Ventures, LLC, trends in advertising, uses of cash, the refinancing of our debt and our pension plan obligations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of our 2013 Annual Report on Form 10-K as well as our other filings with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statements except as required under applicable law. In addition to those “Risk Factors” described above, we may not be successful in reducing debt whether through tenders offers, open market repurchase programs or other negotiated transactions; transactions may not close as anticipated or result in cash distributions in the amount or timing anticipated.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 28, 2014, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2013 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 6, 2014.

Overview

We are a leading news, advertising and information provider, offering a wide array of print and digital products in each of the markets we serve. As one of largest newspaper companies in the country, based on daily circulation, our continuing operations include 29 daily newspapers, community newspapers, websites, mobile news and advertising, niche publications, direct marketing and direct mail services. Our largest newspapers include the (Fort Worth) Star-Telegram, The Sacramento Bee, The Kansas City Star, the Miami Herald, The Charlotte Observer and The (Raleigh) News & Observer.  See Recent Developments regarding the sale of all of the outstanding capital stock of the Anchorage Daily News, Inc.  For purposes of presentation only, we updated the term “circulation” to “audience” as it relates to our discussion of revenues. The term “circulation” was used in prior filings with the Securities and Exchange Commission and no other changes were made in conjunction with this language change.

We also own 15.0% of CareerBuilder, LLC, which operates the nation’s largest online jobs website, CareerBuilder.com; and 33.3% of HomeFinder.com, LLC, which operates the online real estate website HomeFinder.com. See Recent Developments below for discussion of Classified Ventures, LLC.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Revenues:
Advertising	62.9%	66.6%	64.0%	67.0%
Audience	32.9%	29.6%	31.9%	29.1%
Other	4.2%	3.8%	4.1%	3.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

Our primary sources of revenues are print and digital advertising. All categories (retail, national and classified) of advertising discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint advertising”) and/or advertising delivered digitally. Audience revenues include both print and digital subscriptions, or a combination of both. Our print newspapers are delivered by independent contractors and large distributors. Other revenues include, among others, commercial printing and distribution revenues.

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the quarters and nine months ended September 28, 2014, and September 29, 2013.

Recent Developments

Investments in Unconsolidated Companies Activity

On October 1, 2014, we, along with Tribune Media Company, Graham Holdings Company and A. H. Belo Corporation (the “Selling Partners”) completed the sale of all of the Selling Partners’ ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that valued Classified Ventures, LLC at $2.5 billion. We will record a gain on sale of our interest in Classified Ventures, LLC during fourth quarter of 2014. Our portion of the cash proceeds, net of transaction costs, was approximately $631.8 million, or approximately $406 million net of taxes. Pursuant to the sale agreement, $25.6 million of net proceeds to be received by us will be held in escrow until October 1, 2015. Prior to the transaction closing Classified Ventures, LLC distributed approximately $6.0 million, representing our portion of the related cash accumulated from earnings of Classified Ventures, LLC. On October 1, 2014, we received our portion of the net cash proceeds, less the escrow amount, of $606.2 million. Upon the closing of the transaction, we entered into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets.

On April 1, 2014, Classified Ventures, LLC consummated the sale of its Apartments.com business for $585 million. Accordingly, during the nine months ended September 28, 2014, we recorded our share of the gain on the sale of approximately $144.2 million, before taxes. On April 1, 2014, we received a cash distribution of approximately $146.9 million from Classified Ventures, LLC, which is equal to our share of the net proceeds from the sale.

On May 7, 2014, we transferred our partnership interest in McClatchy-Tribune Information Services (“MCT”) to TCA News Service LLC (“TCA”) for cash and future newswire content. Concurrently, we entered into a contributor agreement with MCT pursuant to which we will continue to be a contributor of newswire content to MCT for an agreed upon rate, and we will receive newswire content from MCT or its successor at no cost for approximately 10 years.  During the nine months ended September 28, 2014, we recognized a $3.1 million intangible asset with respect to the content we will receive from MCT at no cost under these agreements and a $1.7 million gain on sale of the equity investment.

Offer for 9.00% Notes at Par

On October 14, 2014, we initiated an offer to purchase for cash up to $406 million of the outstanding 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”) at par in compliance with the indenture for our 9.00% Notes. We noted when we announced the sale of our interest in Classified Ventures, LLC that under the indenture for our 9.00% Notes we would offer the after-tax proceeds from the sale, to the extent that the proceeds are not reinvested within 365 days of the closing of the transaction, in an offering to repurchase the 9.00% Notes at par. We elected to make this offer in the fourth quarter of fiscal year 2014. The offer will close at 5 p.m. Eastern time on November 12, 2014.

To the extent the notes are not repurchased under this offer, we may use the proceeds to invest in initiatives and/or investments to continue our digital transformation, to selectively repurchase outstanding notes or for other corporate purposes as determined by us and our Board of Directors.

Amended Credit Agreement and LC Agreement

On October 21, 2014, we amended our Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the lending banks’ commitments from $75 million to $65 million, amend or eliminate certain covenant requirements and extend the maturity date by two years to December 18, 2019. Under the Amended Credit Agreement, the revised maintenance covenants are applicable to our quarter ended September 28, 2014. In addition, on October 21, 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of the LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

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

Debt Repurchases

On November 5, 2014, in privately-negotiated transactions, we agreed to repurchase approximately $259.4 million in aggregate principal amount of our 9.00% Notes and approximately $150.0 million in aggregate principal amount of our 5.75% Notes due in 2017, for a total expected amount of $459.5 million in cash plus accrued and unpaid interest. We anticipate that the closing of these repurchases will occur on November 13, 2014, subject to a condition that no more than $95.5 million of the 9.00% Notes are submitted in our current asset purchase offer, as discussed above and in Note 4.

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarters and nine months ended September 28, 2014 and September 29, 2013:

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Income (loss) from continuing operations	$(2,619)	$6,736	$72,967	$4,500
Income (loss) from discontinued operations, net of tax	(141)	529	(1,620)	1,776
Net income (loss)	$(2,760)	$7,265	$71,347	$6,276
Net income (loss) per diluted common share:
Income (loss) from continuing operations	$(0.03)	$0.07	$0.83	$0.05
Income (loss) from discontinued operations	—	0.01	(0.02)	0.02
Net income (loss) per share	$(0.03)	$0.08	$0.81	$0.07

The decrease in income from continuing operations in the quarter ended September 28, 2014, compared to the same periods in 2013 is primarily related to a decrease of 8.6% of total advertising revenues and a 47.1% decrease in equity income largely from Classified Ventures, LLC. The increase in income from continuing operations in the nine months ended September 28, 2014, compared to the same periods in 2013 is primarily related to our portion of the gain on Classified Ventures, LLC’s sale of its Apartments.com business. We recorded an after-tax gain of approximately $89.0 million as our share of the gain during the nine months ended September 28, 2014. See discussion in Investments in Unconsolidated Companies Activity above.

Revenues

The following table summarizes our revenues by category:

	Quarters Ended				Nine Months Ended
	September 28,	September 29,	$	%	September 28,	September 29,	$	%
(in thousands)	2014	2013	Change	Change	2014	2013	Change	Change
Advertising:
Retail	$83,881	$93,009	$(9,128)	(9.8)	$264,457	$290,209	$(25,752)	(8.9)
National	10,972	14,291	(3,319)	(23.2)	36,943	45,372	(8,429)	(18.6)
Classified:
Automotive	18,531	18,902	(371)	(2.0)	55,339	56,556	(1,217)	(2.2)
Real estate	7,543	8,485	(942)	(11.1)	23,199	25,683	(2,484)	(9.7)
Employment	8,887	9,859	(972)	(9.9)	27,706	30,654	(2,948)	(9.6)
Other	15,428	16,030	(602)	(3.8)	46,259	49,536	(3,277)	(6.6)
Total classified	50,389	53,276	(2,887)	(5.4)	152,503	162,429	(9,926)	(6.1)
Direct marketing and other	29,341	30,456	(1,115)	(3.7)	89,991	89,679	312	0.3
Total advertising	174,583	191,032	(16,449)	(8.6)	543,894	587,689	(43,795)	(7.5)
Audience	91,344	85,015	6,329	7.4	271,114	255,554	15,560	6.1
Other	11,712	10,999	713	6.5	35,253	34,048	1,205	3.5
Total revenues	$277,639	$287,046	$(9,407)	(3.3)	$850,261	$877,291	$(27,030)	(3.1)

During the quarter and nine months ended September 28, 2014, total revenues decreased 3.3% and 3.1%, respectively, compared to the same periods in 2013 primarily due to the continued decline in demand for advertising in our industry. The continued volatility in consumer spending and a secular shift in advertising demand from print to digital products, which are generally sold at lower rates than print products, are the principal causes of the decline in total advertising revenues.  The decline in total advertising revenues was partially offset by increases in our audience revenues due primarily to the shift of some of our newspapers to fee-for-service contracts and sales of our subscription products as well as to a lesser extent, growth in other revenues.

Advertising Revenues

Total advertising revenues decreased 8.6% and 7.5% during the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013.  While we experienced declines in almost all of our advertising revenue categories, the decrease in total advertising revenues related primarily to declines in retail and national advertising. These decreases in advertising revenues were partially offset by increases in our digital retail and digital automotive classified advertising revenues. In addition, our affiliate agreement to sell products from Apartments.com terminated in connection with Classified Ventures, LLC’s sale of that business on April 1, 2014. Accordingly, we had no revenues from Apartments.com in the quarter ended September 28, 2014, compared to $1.0 million in revenues from sales of Apartments.com products in the same period of 2013, and $0.4 million in the nine months ended September 28, 2014, compared to $2.9 million in the same period of 2013.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Advertising:
Retail	48.0%	48.7%	48.6%	49.4%
National	6.3%	7.5%	6.8%	7.7%
Classified	28.9%	27.9%	28.1%	27.6%
Direct marketing and other	16.8%	15.9%	16.5%	15.3%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and nine months ended September 28, 2014, retail advertising revenues decreased 9.8% and 8.9%, respectively, compared to the same periods in 2013.  In the quarter ended September 28, 2014, the decrease in retail advertising revenues was primarily due to a decrease of 14.1% in print ROP advertising revenues and 12.7% in preprint advertising revenues, compared to the same period in 2013. These decreases were partially offset by an increase in digital retail advertising of 4.3% in the quarter ended September 28, 2014, compared to the same period in 2013. In the nine months ended September 28, 2014, the decrease in retail advertising revenues was primarily due to a decrease of 13.0% in print ROP advertising revenues and 11.4% in preprint advertising revenues compared to the same period in 2013. These decreases were partially offset by an increase in digital retail advertising of 4.8% during the nine months ended September 28, 2014, compared to the same period in 2013. The overall decreases in retail advertising revenues were widespread among the ROP and preprint categories, reflecting a sluggish retail advertising environment.

National:

National advertising revenues decreased 23.2% and 18.6% during the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013.  We experienced a 26.9% and 21.6% decrease in print national advertising and a 15.5% and 11.6% decrease in digital national advertising during the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013.  Decreases in total national advertising revenues during these periods were led by decreases in the banking and telecommunications categories, which showed unusually strong performances in the same periods of 2013. Also contributing to the decline in total national advertising revenues for the quarter and nine months ended September 28, 2014, was a decrease in the entertainment category.

Classified:

During the quarter and nine months ended September 28, 2014, classified advertising revenues decreased 5.4% and 6.1%, respectively, compared to the same periods in 2013. The print automotive, print and digital employment, print and digital real estate, and print other (primarily reflecting legal, remembrance and celebration notices and miscellaneous advertising) categories represented our largest declines in classified advertising during these periods, and were partially offset by an increase in the digital automotive category. The decreases are partially a result of advertisers that are increasingly using digital advertising, which is widely available from many of our competitors, instead of print advertising. During the quarter and nine months ended September 28, 2014, compared to the same periods in 2013, we experienced a decrease in print classified advertising of 8.5% and 10.4%, respectively, while digital classified advertising only decreased 1.9% and 0.9%, respectively, in these periods. The decreases in digital classified advertising were impacted by the lack of Apartments.com revenue in the quarter and nine months ended September 28, 2014, compared to the same periods in 2013.

The following is a discussion of the major classified advertising categories for the quarter and nine months ended September 28, 2014, as compared to the same periods in 2013:

•            Automotive advertising revenues decreased 2.0% and 2.2% in the quarter and nine months ended September 28, 2014, respectively.  Print automotive advertising revenues declined 19.9% and 21.4% in the quarter and nine months ended September 28, 2014. However, digital automotive advertising revenues were up 8.4% and 9.9% in the quarter and nine months ended September 28, 2014, respectively.  These results reflect the continued migration of automotive advertising to digital platforms as well as the popularity of Cars.com products with local auto dealerships.

•            Real estate advertising revenues decreased 11.1% and 9.7% in the quarter and nine months ended September 28, 2014, respectively. Print real estate advertising revenues declined 9.4% and 6.2% in the quarter and nine months ended September 28, 2014, respectively. Digital real estate advertising revenues decreased 13.8% and 15.3% in the quarter and nine months ended September 28, 2014, respectively. Real estate revenues have decreased in the periods presented, partially due to having no revenues from Apartments.com after the first quarter of 2014 and also due to the continued decrease of the real estate market as it shifts from traditional media to digital media, which is widely available from many media competitors. We had no real estate revenues from Apartments.com in the quarter ended September 28, 2014, compared to $1.0 million in revenues from sales of Apartments.com products in the same period of 2013, and $0.4 million in the nine months ended September 28, 2014, compared to $2.9 million in the same period of 2013.

•            Employment advertising revenues decreased 9.9% and 9.6% in the quarter and nine months ended September 28, 2014, respectively, reflecting an employment market that continues to shift from traditional media to digital media, which includes a wider array of options. Print employment advertising revenues declined 3.9% and 8.0% in the quarter and nine months ended September 28, 2014, respectively. Digital employment advertising revenues were down 14.4% and 10.9% in the quarter and nine months ended September 28, 2014, respectively.

•            Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising, decreased 3.8% and 6.6% in the quarter and nine months ended September 28, 2014, respectively. Print other classified advertising revenues declined 3.3% and 6.6% in the quarter and nine months ended September 28, 2014, respectively. Digital other classified advertising revenues were down 5.4% and 6.5% in the quarter and nine months ended September 28, 2014, respectively.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 27.2% and 26.4% of total advertising revenues in the quarter and nine months ended September 28, 2014, respectively.  Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis.  In the quarter ended September 28, 2014, total digital advertising revenues decreased 0.8% to $47.5 million compared to the same period in 2013.  Digital-only advertising revenues increased 5.4% to $30.6 million in the quarter ended September 28, 2014, compared to the same period in 2013. In the nine months ended September 28, 2014, total digital advertising revenues increased 0.3% to $143.4 million compared to the same period in 2013.  Digital-only advertising revenues totaled $90.5 million, an increase of 8.8% in the nine months ended September 28, 2014, compared to the same period in 2013. The increase in digital-only advertising reflects the secular shift in advertising demand from print to digital products. We expect this trend to continue as advertisers look for multiple advertising channels to reach their customers.  We had no revenues from Apartments.com in the quarter ended September 28, 2014, compared to $1.0 million in revenues from sales of Apartments.com products in the same period of 2013, and $0.4 million in the nine months ended September 28, 2014, compared to $2.9 million in the same period of 2013. Digital advertising revenues sold in conjunction with print products declined 10.3% and 11.6% in the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 3.7% and increased 0.3% during the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013.  The decrease in direct marketing and other advertising revenues during the quarter ended September 28, 2014, was due to decreases in niche direct marketing and in part difficult comparisons to same period in 2013 when direct marketing revenues were up nearly 5.0%, which was unusual given longer term trends. During the quarter ended September 28, 2014, compared to the same period in 2013, niche direct marketing was down 16.5% due to changes in timing of certain products and the elimination of niche products that did not meet profit expectations. We continue to experience growth in revenues from our “Sunday Select” product, a package of preprinted advertisements delivered to nonsubscribers upon request, which grew 1.1% and 6.3% in the quarter and nine months ended September 28, 2014, compared to the same periods in 2013.

Audience Revenues

Audience revenues increased 7.4% and 6.1% during the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013.  Contributing to the growth in total audience revenues in the quarter and nine months ended September 28, 2014, compared to the same periods in 2013, was an increase of $5.6 million and $17.1 million, respectively, in revenues related to newspapers that changed to fee-for-service circulation delivery contracts. The revenues related to changing to fee-for-service contracts also have a corresponding increase in other operating expenses as discussed below. During the quarter ended September 28, 2014, we had five newspapers in various stages of transition to fee-for-service contracts for home-delivery subscribers and six were in similar transition during the nine months ended September 28, 2014. In total, 27 of our 29 daily newspapers have transitioned or are in the process of transitioning to fee-for-service contracts for home-delivery subscribers as of September 28, 2014 and the two remaining newspapers are expected to begin transitioning in fiscal year 2015.

As expected, print circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change.

Operating Expenses

Total operating expenses decreased 0.5% and increased 1.1% in the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013.  Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies as well as headcount reductions. However, operating expenses in the quarter and nine months ended September 28, 2014, reflect increases in non-cash operating expenses, including non-cash impairment charges and accelerated depreciation, as well as increases for newspapers that changed to fee-for-service circulation delivery contracts as discussed in the Audience Revenues section above. Operating expenses in all periods presented include employee severance related to headcount reductions. The nine months ended September 29, 2013, also includes moving expenses primarily related to the relocation of our Miami newspaper operations and other production facility moves and outsourcing.

The following table summarizes operating expenses:

	Quarters Ended				Nine Months Ended
	September 28,	September 29,	$	%	September 28,	September 29,	$	%
(in thousands)	2014	2013	Change	Change	2014	2013	Change	Change
Compensation expenses	$100,595	$103,037	$(2,442)	(2.4)	$312,628	$319,160	$(6,532)	(2.0)
Newsprint, supplements and printing expenses	27,695	28,285	(590)	(2.1)	84,142	88,517	(4,375)	(4.9)
Depreciation and amortization expenses	23,804	27,285	(3,481)	(12.8)	90,025	87,214	2,811	3.2
Other operating expenses	106,995	101,744	5,251	5.2	322,307	305,731	16,576	5.4
	$259,089	$260,351	$(1,262)	(0.5)	$809,102	$800,622	$8,480	1.1

Compensation expenses, which include the severance costs discussed above, decreased 2.4% and 2.0% in the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013.  Payroll expenses in the quarter and nine months ended September 28, 2014, decreased 0.8% and 1.0%, respectively, compared to the same periods in 2013, reflecting a 7.3% and 6.0% decline in average full-time equivalent employees partially offset by higher severance costs in these same periods.  Fringe benefits costs in the quarter and nine months ended September 28, 2014, decreased 9.6% and 6.8%, respectively, compared to the same periods in 2013, primarily as a result of lower pension and post retirement expenses.

Newsprint, supplements and printing expenses decreased 2.1% and 4.9% in the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013.  During the quarter and nine months ended September 28, 2014, compared to the same periods in 2013, newsprint expense declined 12.4% and 11.6%, respectively. The newsprint declines reflect an 11.8% and 10.1% decrease in newsprint usage and a 0.6% and 1.7% decrease in newsprint prices, during the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013. These decreases in newsprint were partially offset by increases in outsourced printing costs of $2.2 million and $5.0 million in the quarter and nine months ended September 28, 2014, respectively, primarily related to the outsourcing of our printing process at one newspaper.

Depreciation and amortization expenses decreased 12.8% and increased 3.2% in the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013. The decrease in depreciation expense during the quarter ended September 28, 2014, compared to the same period in 2013 was primarily due to less recurring depreciation expense of approximately $1.1 million for assets that have fully depreciated. The increase in depreciation expense in the nine months ended September 28, 2014, compared to the same period in 2013, is primarily due to the impact of accelerated depreciation. During the nine months ended September 28, 2014, we incurred $13.5 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the newly purchased production facility. During the nine months ended September 29, 2013, we incurred $4.1 million in accelerated depreciation related to our Miami operations move.  Amortization expense decreased $2.2 million and $2.1 million in the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013 primarily due to certain circulation subscriber listing amortization schedules which became fully amortized at the beginning of the quartered ended September 28, 2014.

Other operating costs increased 5.2% and 5.4% in the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013. During the quarter ended September 28, 2014, compared to the same period in 2013, the increase included $5.6 million in expenses related to newspapers that changed to fee-for-service circulation delivery contracts and approximately $1.1 million net in other sales costs for digital advertising and customer sales costs.  During the nine months ended September 28, 2014, compared to the same period in 2013, the increase included $17.1 million in expenses related to newspapers that changed to fee-for-service circulation delivery contracts, $3.4 million in additional professional fees and $5.3 million net in other sales costs for digital advertising and customer sales costs.  The expenses related to changing to fee—for-service contracts also have a corresponding increase in audience revenues as discussed above.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 1.2% and 2.8% in the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013. Interest expense related to debt decreased 1.4% and 1.5% during the quarter and nine months ended September 28, 2014, respectively, compared to the same periods in 2013, reflecting lower overall interest rates and debt balances. Other fluctuations in total interest expense were primarily due to reductions in interest expense on our financial obligations resulting from our elimination of our Miami financial obligation in the quarter ended June 30, 2013, when we completed our move of the Miami operation to a new facility.

Equity Income:

Total income from unconsolidated investments decreased 47.1% and 30.6% during the quarter and nine months ended September 28, 2014, compared to the same periods in 2013 due to lower results from our internet-related investments and from our newsprint mill partnership. As discussed more fully in Recent Developments above, Classified Ventures, LLC sold its Apartments.com business on April 1, 2014, and as a result, incurred additional legal, accounting and other transaction-related costs in the quarter and nine months ended September 28, 2014 associated with the sale of Apartments.com.  We also reported our share of Classified Ventures, LLC’s income from its Apartments.com business in the quarter ended March 30, 2014, the nine months ended September 28, 2014, and the quarter and nine months ended September 29, 2013. However, there was no income from Apartments.com for the quarters ended June 30, 2014, or September 28, 2014.

As discussed previously in Recent Developments above, we recognized a gain of approximately $144.2 million during the quarter ended September 28, 2014, when Classified Ventures, LLC sold its Apartments.com business. In addition, during the quarter ended September 28, 2014, we transferred our partnership interest in MCT and entered into a contributor agreement with MCT. As a result, we recognized a gain on the sale of approximately $1.7 million during the quarter ended September 28, 2014. However, we will no longer receive equity income from these former investments.

Loss on Extinguishment of Debt:

No notes were repurchased during the quarter or nine months ended September 28, 2014. During the nine months ended September 29, 2013, we redeemed or repurchased $155.9 million aggregate principal amount of various series of our outstanding notes.  We redeemed or repurchased these notes at a price higher than par value and wrote off historical discounts related to these notes, which resulted in a loss on extinguishment of debt of $0.9 million and $13.6 million in the quarter and nine months ended September 29, 2013, respectively.

Income Taxes:

We recorded an income tax benefit on continuing operations of $4.2 million and an income tax provision on continuing operations of $39.0 million for the quarter and nine months ended September 28, 2014, respectively.  For the quarter and nine months ended September 28, 2014, the income tax (benefit) provision differs than the expected federal amounts primarily due to state taxes, including benefits from certain favorable state tax adjustments and certain state taxes that do not vary with net income.  For the quarter ended September 28, 2014, the income tax benefit includes the tax impact of certain discrete tax items, such as (i) certain impairments, and (ii) severance.  For the nine months ended September 28, 2014, the income tax provision includes the tax impact of certain discrete tax items, such as (i) gains related to equity investments (ii) certain asset disposals, impairments and accelerated depreciation, and (iii) severance.

In the quarter and nine months ended September 29, 2013, we recorded an income tax provision on continuing operations of $2.6 million and $3.9 million, respectively.  The income tax provision was lower than expected federal amounts primarily due to the tax impact of certain discrete tax items, such as (i) loss on the refinancing of debt, (ii) certain asset disposals, and (iii) severance for the quarter and nine months ended September 29, 2013, respectively.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $225.1 million as of September 28, 2014, compared to $45.4 million of cash at September 29, 2013, and $80.8 million as of December 29, 2013.  The increase in cash and cash equivalents in the quarter ended September 28, 2014, compared to the same period in 2013 and December 29, 2013 is primarily due to $146.9 million cash distribution from Classified Ventures, LLC, which is equal to our share of the proceeds from their sale of Apartments.com business and the $34 million in cash proceeds received from the sale of Anchorage (see Recent Developments above).

We expect that most of our cash on hand and our cash generated from operations in the foreseeable future will be used to repay debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to our qualified defined benefit pension plan (“Pension Plan”) and other corporate uses as determined by management and our Board of Directors.  In January 2014, we contributed $25 million to our Pension Plan, which we expect will satisfy all of our required contributions in fiscal year 2014. Our future contributions are discussed in Pension Plan Matters below. As of September 28, 2014, we had approximately $1.6 billion in total debt outstanding, consisting of $900 million aggregate principal amount of publicly-traded senior secured notes due 2022, $29.0 million aggregate principal amount of unsecured publicly-traded notes maturing in the fourth quarter of 2014 and $626.7 million aggregate principal amount of unsecured publicly-traded notes maturing in 2017, 2027, and 2029.  We expect that we will need to refinance a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. Therefore, we may be required to use cash on hand or cash from operations to meet these obligations. We expect to complete the required payments of approximately $16 million in income taxes, as a result of the gain on sale of Apartments.com by Classified Ventures, LLC and our sale of Anchorage, during the fourth quarter of 2014. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

As discussed in Recent Developments above, on October 1, 2014, we sold our ownership in Classified Ventures, LLC. We will record a gain on sale of our interest in Classified Ventures, LLC during the fourth quarter of 2014.  Our portion of the cash proceeds, net of transaction costs, was approximately $631.8 million.  Pursuant to the sale agreement, $25.6 million of net proceeds to be received by us will be held in escrow until October 1, 2015. On October 1, 2014, we received our portion of the net cash proceeds of $606.2 million. In accordance with our bond indenture for our 9.00% Notes, we are required to offer the after-tax proceeds from this transaction, to the extent that they are not reinvested within 365 days of the closing of the transaction, in an offering to repurchase those notes at par. The 9.00% Notes are currently trading at a premium. See discussion of a tender offer commenced on October 14, 2014, in Recent Developments above.

The following table summarizes our cash flows:

	Nine Months Ended
	September 28,	September 29,
(in thousands)	2014	2013
Cash flows provided by (used in)
Operating activities:
Continuing operations	$140,007	$112,583
Discontinued operations	(37)	2,036
Investing activities:
Continuing operations	(25,469)	(15,276)
Discontinued operations	32,953	(17)
Financing activities:
Continuing operations	(3,181)	(166,983)
Increase (decrease) in cash and cash equivalents	$144,273	$(67,657)

Operating Activities:

We generated $140.0 million of cash from continuing operations in the nine months ended September 28, 2014, compared to generating $112.6 million of cash from continuing operations in the nine months ended September 29, 2013.  The increase in cash generated from operations is primarily due to (i) the increase in distributions of cash we received from our equity investments, including from the sale of Apartments.com by Classified Ventures, LLC for $146.9 million in the nine months ended September 28, 2014, (ii) offset by the difference in contributions we made to our Pension Plan (as discussed below), and (iii) the timing of net income tax payments and receipts.  In the nine months ended September 28, 2014, we had net payments of $67.2 million in income taxes compared to $13.2 million in the nine months ended September 29, 2013.

Pension Plan Matters

In the nine months ended September 28, 2014, we made a $25.0 million cash contribution to our Pension Plan to meet our required payment contributions for 2014, while in the nine months ended September 29, 2013, we made a $7.5 million cash contribution.

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

In August 2014, federal legislation enacted the Highway and Transportation Funding Act, which, in addition to funding the highway trust fund, also provides pension funding stabilization that will reduce our minimum contribution requirements for the 2013-2017 plan years. We are currently in the process of evaluating the final impact of this legislation to our fiscal year 2015 plan year.

Investing Activities:

We used $25.5 million of cash in investing activities in the nine months ended September 28, 2014, which was primarily due to the purchase of property plant and equipment for $20.0 million, including the purchase of a production facility for $5.2 million, and for $6.8 million in insurance-related deposits. We expect capital expenditures to be approximately $26 million in fiscal year 2014, including the purchase of the production facility mentioned above.

Financing Activities:

We used $3.2 million of cash in financing activities in the nine months ended September 28, 2014, primarily related to exercises of stock awards.

Debt and Related Matters

Debt Repurchases

We had no debt repurchases during the nine months ended September 28, 2014. During the nine months ended September 29, 2013, we redeemed or repurchased a total of $155.9 million of notes through the completion of our debt refinancing described below and through privately negotiated transactions. We redeemed or repurchased all of these notes at a price greater than par value and wrote off historical discounts related to the notes we purchased, which resulted in a loss on extinguishment of debt of $13.6 million in the nine month ended September 29, 2013.

See discussion of a tender offer commenced on October 14, 2014, in Recent Developments above.

Credit Agreement

Our Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012, is secured by a first-priority security interest in certain of our assets as described below. As of September 28, 2014, there were $33.2 million face amounts of standby letters of credit outstanding under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement as of September 28, 2014.

On October 21, 2014, we entered into an Amended Credit Agreement to, among other things, reduce the lending banks’ commitments from $75 million to $65 million, amend or eliminate certain covenant requirements and extend the maturity date by two years to December 18, 2019. Under the Amended Credit Agreement the revised maintenance covenants are applicable to our quarter ended September 28, 2014. In addition, on October 21, 2014, we entered into a LC Agreement. Pursuant to the terms of the LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

Under the Amended Credit Agreement, we may borrow at either the London Interbank Offered Rate plus a spread ranging from 275 basis points to 425 basis points, or at a base rate plus a spread ranging from 175 basis points to 325 basis points, in each case based upon our consolidated total leverage ratio. The Amended Credit Agreement provides for a commitment fee payable on the unused revolving credit ranging from 50 basis points to 62.5 basis points, based upon our consolidated total leverage ratio.

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

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Amended Credit Agreement. We own 100% of each of the guarantor subsidiaries and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Amended Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the subsidiaries, other than the subsidiary guarantors, are minor.

In addition, we have granted a security interest to the banks that are a party to the Amended Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any property, plant and equipment (“PP&E”), leasehold interests and improvements with respect to such PP&E which would be reflected on our condensed consolidated balance sheets or shares of stock and indebtedness of our subsidiaries.

On October 14, 2014, we announced that in compliance with the indenture for our 9.00% Notes, we have commenced an offer to purchase for cash up to $406 million of the outstanding 9.00% Notes at par. The offer will expire on November 12, 2014. Upon expiration of the tender offer, we may use any remaining proceeds from the sale of Classified Ventures, LLC for operating activities.

Covenants under the Senior Debt Agreements

The financial covenants under the Amended Credit Agreement require us to comply with a maximum consolidated total leverage ratio measured quarterly. The Amended Credit Agreement eliminated a previously required minimum consolidated interest coverage ratio beginning with the September 28, 2014 reporting period. As of September 28, 2014, and for the remainder of the term of the Amended Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00. For purposes of the consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20 million.

At September 28, 2014, our consolidated leverage ratio (as defined in the Amended Credit Agreement) was 4.84 to 1.00 and we were in compliance with all of our financial covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. We will continue to optimize operations and/or reduce debt to maintain compliance with our covenants.

The Amended Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture).  As of September 28, 2014, we estimated that we had approximately $598.7 million available under our restricted payments basket that could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by our Board of Directors.

The indenture for the 9.00% Notes and the Amended Credit Agreement include a number of restrictive covenants that are applicable to us and our restricted subsidiaries. The covenants are subject to a number of important exceptions and qualifications set forth in those agreements. These covenants include, among other things, restrictions on our ability to incur additional debt; make investments and other restricted payments; pay dividends on capital stock or redeem or repurchase capital stock or certain of our outstanding notes or debentures prior to stated maturity; sell assets or enter into sale/leaseback transactions; create specified liens; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions; engage in certain transactions with affiliates; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s and our subsidiaries’ assets, taken as a whole.

Contractual Obligations

As of September 28, 2014, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of September 28, 2014, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The McClatchy Company
(Registrant)

November 6, 2014	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

November 6, 2014	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
10.1		Unit Purchase Agreement by and among Classified Ventures, LLC, Gannet Co., Tribune Media Company, The McClatchy Company, Graham Holdings Company, and A.H. Belo, and certain of their respective wholly-owned subsidiaries, dated August 5, 2014	8-K	10.1	August 5, 2014
10.2		Amendment No. 1 to the Third Amended and Restated Credit Agreement and Amendment No. 1 to the Security Agreement, dated October 21, 2014, between The McClatchy Company and Bank of America, N.A., as Administrative Agent	8-K	10.1	October 23, 2014
10.3		Collateralized Issuance and Reimbursement Agreement, dated October 21, 2014, between The McClatchy Company and Bank of America, N.A.	8-K	10.2	October 23, 2014
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

	**	Furnished, not filed