Form 10-K
period 2014-12-28
MCCLATCHY CO
filed 2015-03-13
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 28, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 1‑9824

The McClatchy Company

(Exact name of registrant as specified in its charter)

Delaware	52‑2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2100 Q Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

916‑321‑1844
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  ☐ Yes ☒ No

Based on the closing price of the registrant’s Class A Common Stock on the New York Stock Exchange on June 29, 2014, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the voting and non‑voting common equity held by non‑affiliates was approximately $358.6 million. For purposes of the foregoing calculation only, as required by Form 10‑K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding as of February 27, 2015:

Class A Common Stock	62,555,905
Class B Common Stock	24,585,962

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 14, 2015, are incorporated by reference in Part III of this Annual Report on Form 10‑K.

PART I

Forward‑Looking Statements:

This annual report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, including statements relating to future financial performance and operations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward‑looking statements. For all of those statements, we claim the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward‑looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to revise or update any forward‑looking statements except as required under applicable law.

ITEM 1.  BUSINESS

Overview

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a 21st century news and information publisher of well-respected publications such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News and Observer, and the (Fort Worth) Star-Telegram. We operate media companies in 28 U.S. markets in 14 states, providing each of these communities with high-quality news and advertising services in a wide array of digital and print formats. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol MNI.

We have more than a century and a half of experience in mass and targeted media with our origins in the California Gold Rush era of 1857. Originally incorporated in California as McClatchy Newspapers, Inc., our three original California newspapers — The Sacramento Bee, The Fresno Bee and The Modesto Bee — were the core of our business until 1979, when we began to diversify geographically outside of California. At that time, we purchased two newspapers in the Northwest, the Anchorage Daily News and the Tri‑City Herald in southeastern Washington. In 1986, we purchased The (Tacoma) News Tribune and in 1987, we reincorporated in Delaware. We expanded into the Carolinas when we purchased newspapers in South Carolina in 1990 and The News and Observer Publishing Company in North Carolina in 1995. In 2006, we acquired Knight‑Ridder, Inc., retaining 20 daily papers and significant digital assets. In May 2014, we sold the Anchorage Daily News to an assignee of Alaska Dispatch Publishing, LLC.

Today our operations include 29 local media businesses in 28 growth markets across the United States that are comprised of daily newspapers, websites and mobile apps, mobile news and advertising, niche publications, direct marketing,  direct mail services and nearby community newspapers. Our newspapers range from large dailies serving metropolitan areas to non‑daily newspapers serving small communities. For the year ended December 28, 2014, we had an average aggregate paid daily circulation of 1.7 million and Sunday circulation of 2.6 million. Our local websites and newspaper apps in each of our markets complement our newspapers and are an integral platform to extend our journalism and advertising products to our audience in each market.

Our business is operated across six operating regions: California, Florida, Texas, Southeast, Midwest and Northwest. For the year ended December 28, 2014, no region represented more than 31% of total revenues and no single newspaper and its related businesses represented more than 12.5% of total revenues.

In addition to our media companies, we also own 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job website, CareerBuilder.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; as well as certain other digital company investments. During the second quarter of fiscal year 2014, Classified Ventures, LLC sold its Apartments.com business and during the fourth quarter of fiscal year 2014, we sold our ownership interest in Classified Ventures, LLC, which operated the classified website Cars.com. See the Recent Developments discussion below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For purposes of presentation only, we changed the term “circulation” to “audience” as it relates to our description of revenues. The term “circulation” was used in prior filings with the Securities and Exchange Commission and no other changes were made in conjunction with this language change.

Our fiscal year ends on the last Sunday in December. The year ended December 28, 2014 (“fiscal year 2014”) and December 29, 2013 (“fiscal year 2013”) both consisted of 52‑week periods. The year ended on December 30, 2012 (“fiscal year 2012”) consisted of a 53‑week period.

Strategy

We are committed to a three‑pronged strategy to grow our businesses and total revenues as a leading local media company:

•	First, to operate high‑quality newspapers in growth markets;
•	Second, to operate the leading local digital business in each of our daily newspaper markets, including websites, mobile apps, e‑mail products, mobile services and other electronic media; and
•

Third, to extend these franchises by supplementing the mass reach of the newspaper and digital businesses with direct marketing and direct mail products so that advertisers can capture both mass and targeted audiences with one‑stop shopping.

Business Initiatives

Our local media businesses continue to undergo tremendous structural and cyclical change. In order to maintain our position as a leading local media company and implement our strategies, we are focused on the following five major business initiatives:

Increasing and Broadening Total Revenues

We continue to grow our revenues from areas other than traditional in-newspaper print advertising. Digital and direct marketing advertising coupled with audience and other revenues generated outside of traditional print and preprinted insert advertising represented 62.4%, 59.2% and 55.4% of total revenues in fiscal years 2014, 2013 and 2012, respectively. Our strategy has been to focus on growing revenue sources that include digital and direct marketing advertising, audience and other non-traditional revenues. Management expects newspaper print advertising to be a smaller share of overall advertising, due in part to expected strong growth in digital-only advertising revenues and solid performance in both direct marketing advertising and audience revenues.

Overall, advertising revenues comprise a large majority of our revenues, making the quality of our sales forces of utmost importance. Total advertising revenues were approximately 63.8% of consolidated revenues in fiscal year 2014 and 67.7% in fiscal year 2013. We have a local sales force in each of our markets and believe that these sales forces are generally larger than those of other local media outlets and websites in those markets. Our sales forces are responsible for delivering to advertisers the broad array of our advertising products, including print, digital and direct marketing. Our advertisers range from large national retail chains to local automobile dealerships to small businesses and classified advertisers.

Increasingly, our emphasis has been on growing the breadth of products offered to advertisers, particularly our digital products and our direct marketing products, while expanding our relationships with smaller advertisers. For example, over the last several years we have expanded our “Sunday Select” program, which delivers a package of preprinted advertisements on Sunday to non‑newspaper subscribers upon their request. For fiscal year 2014, total digital and direct marketing advertising revenues represented 41.1% of total advertising revenues on a combined basis compared to 39.6% and 36.3% in fiscal years 2013 and 2012, respectively.

In fiscal year 2015, we are expanding our sponsorship of special events programs to our markets designed for advertisers to connect with their customers. Our digital products and business are discussed in more detail below.

Audience revenues approximated 32.0% of consolidated total revenues in fiscal year 2014 and 28.5% in fiscal year 2013. Our introduction of subscription packages (discussed below) in prior years to drive digital audience revenues has also helped diversify our revenues.

Expanding McClatchy’s Digital Business

We continue to be a newspaper industry leader in digital advertising revenues from newspaper websites as a percent of total advertising with 23.7% of advertising revenues coming from digital products in both fiscal years 2014 and 2013. For fiscal year 2014,  59.4% of our digital advertising revenues came from advertisements where online was the primary buy (that is, the online sale was not tied to an “up-sale” of a joint print buy), compared to 59.1% in fiscal year 2013. We believe this independent advertising revenue stream bodes well for the future of our digital business and is evidence of its importance as a delivery channel for advertisers.

In addition, our advertising revenues from digital advertising have increased for 11 of the past 13 years, excluding the 53rd week in fiscal year 2012 and a change to net revenue accounting for certain digital advertising contracts in fiscal year 2014 and despite weak economic conditions and structural changes in the delivery of advertising products to digital media. In fiscal year 2014 we have begun reporting the wholesale fees associated with sales of certain third party digital advertising products and services on a net basis, as a reduction of the associated digital classified advertising revenues, rather than in other operating expenses, in our consolidated statements of operations. During fiscal year 2014, digital revenues declined 10.9%  compared to fiscal year 2013, largely as a result of the change to net revenue accounting in fiscal year 2014 for certain digital advertising contracts and our Apartments.com affiliation agreement being terminated in connection with Classified Ventures, LLC’s sale of that business in April 2014.  Our newspaper websites and mobile apps, e‑mail projects, mobile services and other electronic media enable us to engage our readers with real‑time news and information that matters to them. During fiscal year 2014, our newspaper websites attracted an average of approximately 43.2 million unique visitors per month, up 13.7% compared to fiscal year 2013.

During fiscal year 2014, our websites offered classified digital advertising products provided by companies in which we hold or held a minority investment (as discussed above), including CareerBuilder.com for employment and Cars.com for autos. We continue to pursue additional new digital products and offerings. Starting in mid-2012 and continuing through 2013, we launched impressLOCAL®, our proprietary comprehensive digital marketing solution for local small and medium‑size businesses, to all of our markets. By offering advertisers integrated packages including website customization, search engine marketing and optimization, social media presence and marketing services, and other multi‑platform advertising opportunities, impressLOCAL® helps businesses improve the effectiveness of their marketing and advertising efforts.

In fiscal year 2014, we expanded our advertising efforts on ad exchanges. This real-time programmatic buying and selling of digital advertising inventory – often targeting very specific audiences at very specific times – grew 57% in fiscal year 2014 compared to fiscal year 2013. It has been bolstered by our participation in the Local Media Consortium (“LMC”) and its more than 1,000 daily newspapers and broadcast members. The LMC has created a private advertising exchange that includes inventory of 27 member companies as of the end of fiscal year 2014 and the entire collective digital ad inventory for participating companies.  LMC’s goal is to offer access to all 57 member companies and their 12 billion monthly advertising impressions to advertisers, improving the results for all member companies.

In fiscal year 2014, our mobile traffic was up 45.4%  as compared to fiscal year 2013 and accounted for 46.6% of all digital traffic we received on a monthly basis. We work hard to appeal to our mobile audience. We have invested in new digital publishing systems to better serve this mobile audience and we have rebuilt all of our news websites to be responsive – that is to automatically resize to best fit a user’s screen, be it a smartphone or a tablet or desktop computer, and provide the optimal viewing experience.

Our news and information can follow readers throughout their day. We reach them before work, as we long have, with the morning newspaper, and our readers often check our latest headlines and stories on their mobile phones to start their day. Our news websites, updated frequently throughout the day, are available to readers via their desktop computers at work and optimized for all of their different mobile devices.

Video is another area that is increasing significantly, particularly with local media. In fiscal year 2015, we will continue to expand the use of video in all of our digital products to both enhance the content that we bring to readers and viewers and also to compete for a growing advertising stream.

All of our markets now offer subscription packages for digital content. The packages include a combined digital and print subscription and a digital‑only subscription. Digital‑only subscriptions grew to approximately 47,200 subscriptions, an increase of 46.0% in fiscal year 2014 compared to fiscal year 2013.

Maintaining Our Commitment to Public Service Journalism

We believe that high‑quality news content is the foundation of the mass reach necessary for the press to play its role in a democratic society. It is also the underpinning of our success in the marketplace.

We are committed to developing best‑in‑class journalism and local content. The goal at each of our newspapers is to be the best newspaper for its audience size in the country. Every newspaper is expected to improve annually as evidenced by peer awards, readership studies in its market, maintenance of readership (both print and electronic) and review of its content and quality. A President’s Award is regularly given to selected newspapers who exhibit these goals in a story or series in that newspaper.

Our journalism continues to receive the highest accolades. The Charlotte Observer’s cartoonist was awarded the 2014 Pulitzer Prize for Editorial Cartooning, bringing the total Pulitzer count won by our newspapers to 51. The Sacramento Bee finished as a 2014 Pulitzer finalist for an investigative series about a Nevada hospital that shipped scores of mental patients out of state with little more than a bus ticket. The investigation – which changed lives and Nevada state policy – received widespread recognition and won several national honors, including the prestigious George Polk Award in Journalism, the sixth Polk Award we have won in the last eight years.

Broadening Newspapers’ Audiences in Their Local Markets

Each of our daily newspapers has the largest print circulation of any newspaper serving its respective community, and coupled with a local website and other digital platforms, reaches a broad audience in each market. We believe that our broad reach in each market is of primary importance in attracting advertising, which is our principal source of revenues.

Daily newspaper paid circulation volumes were down 6.5% compared to fiscal year 2013 reflecting the fragmentation of audiences faced by all media, including our own digital‑only subscriptions, as available media outlets proliferate and readership trends change. Our Sunday circulation volumes remain strong and were only down 2.4% in fiscal year 2014 compared to fiscal year 2013.

Our digital audience continues to grow. During fiscal year 2014, average monthly unique visitors to our digital sites grew 13.7%; growth that was achieved despite the lowering of the current monthly free view limitation for desktop readers down to five news stories from 15 stories since launching the digital subscription program in 2013. In addition, all our websites offer mobile‑friendly versions for smartphones, and our newspapers’ content is available on e‑readers, tablets and other mobile devices.

We also reach audiences through our direct marketing products. In fiscal year 2014, we distributed approximately 680,000 Sunday Select packages per week, which are packages of preprinted advertisements generally delivered on Sunday to non‑newspaper subscribers upon their request. We also distribute thousands of e-mail alerts, including editorial and advertising content, dealsaver® alerts and other alerts to subscribers and non‑subscribers in our markets which supplement the reach of our print and digital subscriptions.

To remain the leading local media company for the communities we serve and a must‑buy for advertisers, we are focused on maintaining a broad reach of print and digital audiences in each of our markets. We will continue to refine and strengthen our print platform, but our growth increasingly comes from our digital products and the beneficial impact those products have on the total audience we deliver for our advertisers.

Focusing on Cost Efficiencies While Investing for the Future

While continuing to maintain our core business in news, advertising sales and digital, we are also focused on cost efficiencies. The ongoing structural and cyclical changes in our markets demand that we respond by reengineering and restructuring our operations to achieve an efficient and sustainable cost structure. Over the past several years, we have substantially lowered our cost structure through reducing our workforce, optimizing technology and maximizing printing, distribution and content efficiencies, all while maintaining profitability at each of our newspapers.

We are focused on reducing legacy costs tied to our print newspaper products, primarily production and distribution expenses. In fiscal year 2014, we began regionalizing our audience distribution operations, certain human resource functions and certain administrative functions. We will continue to outsource, regionalize and consolidate legacy operations to achieve a more streamlined and efficient cost structure. In January 2015, we named a new corporate director of production responsible for all production services across the Company. The corporate production manager will work to continue to further regionalize production operations. These moves are expected to result in cost savings, but equally as important, they are also designed to develop the infrastructure needed to efficiently support our growing digital and direct marketing media businesses.

As of December 28, 2014, almost half of our newspapers are printed through outsourcing arrangements with nearby newspapers owned by us or other companies. In other cases we in‑source the printing of nearby newspapers to maximize the use of our existing press capacity and generate additional revenues.

We also believe using technology is an important component of our ability to continue to operate cost‑effectively and to invest in our business for the future. Much of that technology is employed behind the scenes with a digital publishing system that can distribute news content to any number of platforms and new systems to support audience and advertising in the digital environment. We are in the third year of a several-year process of rolling out these new systems at our newspapers.

Other Operational Information

Each of our newspapers is largely autonomous in its local advertising and editorial operations in order to meet most effectively the needs of the particular community it serves. However, our newspapers often coordinate with one another to place advertising in multiple nearby markets where the extended audience helps our advertisers reach their customers.

We have two operating segments that are aggregated into a single reportable segment. Each operating segment consists primarily of a group of newspapers and related businesses reporting to a vice president of operations. One operating segment consists primarily of our newspaper operations in California, the Northwest and Texas while the other operating segment consists primarily of newspaper operations in the Southeast, Florida and the Midwest. Publishers of each of the newspapers make the day‑to‑day decisions and report to the vice presidents, operations, who are responsible for implementing the operating and financial plans at each of the newspapers within their respective operating segment. The corporate managers, including executive officers, set the basic business, accounting, financial and reporting policies.

As noted previously under “Focusing on Cost Efficiencies While Investing for the Future,” our newspapers also work together to consolidate functions and share resources regionally and across operating segments that lend themselves to such efficiencies, such as certain regional or national sales efforts, accounting functions, digital publishing systems and products, information technology functions and others. Our corporate advertising department is headed by a vice president of advertising who works with our largest advertisers in placing advertising across our operating segments’ newspapers and online products. These efforts are often coordinated through the vice presidents of operations and corporate personnel.

Our newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year, reflecting the spring holidays and the Thanksgiving and Christmas holidays, respectively. The first and third quarters, when holidays are not prevalent, are historically the slowest quarters for revenues and profits.

The following table summarizes the circulation of each of our daily newspapers. These circulation figures are reported as of the end of our fiscal year and are not meant to reflect Alliance for Audited Media (“AAM”) reported figures.

	2014		2013
Circulation by Newspaper	Daily	Sunday	Daily	Sunday
The Sacramento Bee	181,249	298,096	193,570	311,329
(Fort Worth) Star‑Telegram	179,496	287,698	188,342	295,269
The Kansas City (Missouri) Star	164,110	253,750	177,073	265,320
The Charlotte Observer	123,679	170,602	133,651	184,224
Miami Herald	121,285	181,965	131,665	193,596
The (Raleigh) News & Observer	112,551	159,566	119,923	171,678
The Fresno Bee	92,257	145,037	100,945	154,530
Lexington Herald‑Leader	67,716	92,256	75,833	97,458
The (Tacoma) News Tribune	61,451	122,037	67,517	117,318
The Wichita Eagle	56,243	100,797	61,029	84,183
The (Columbia, SC) State	55,266	117,841	59,500	121,690
The Modesto Bee	55,934	83,271	58,084	64,878
El Nuevo Herald (Miami, FL)	48,338	65,032	51,627	67,145
Idaho Statesman (Boise)	42,865	58,256	44,875	63,292
Belleville (Illinois) News‑Democrat	35,740	65,986	38,168	65,231
The (Macon, GA) Telegraph	33,783	48,665	36,681	54,081
The (Myrtle Beach, SC) Sun News	31,305	41,835	32,402	43,774
The (San Luis Obispo, CA) Tribune	28,734	40,188	30,745	40,806
(Biloxi, MS) Sun Herald	27,239	39,120	28,942	37,795
The Bradenton (Florida) Herald	27,398	38,970	28,616	39,900
(Columbus, GA) Ledger‑Enquirer	26,223	34,427	28,093	36,601
Tri‑City (Washington) Herald	24,974	35,708	26,244	31,649
The Island Packet (Hilton Head, SC)	19,738	22,200	20,022	22,649
The Olympian (Washington)	18,768	35,158	19,921	34,903
The (Rock Hill, SC) Herald	17,207	20,760	18,117	21,853
(State College, PA) Centre Daily Times	16,021	21,721	17,372	23,198
The Bellingham (Washington) Herald	16,667	20,533	16,333	19,695
Merced (California) Sun‑Star	15,123	—	14,132	—
The Beaufort (South Carolina) Gazette	7,354	7,694	8,475	8,750

Our print newspapers are delivered primarily by large distributors, although we do utilize independent delivery contractors at certain newspapers.

Other Operations

We also have ownership interests and investments in unconsolidated companies and joint ventures. This includes ownership interests in digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job website, CareerBuilder.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; as well as certain other digital company investments.

During the second quarter of fiscal year 2014, Classified Ventures, LLC sold its Apartments.com business. During the fourth quarter of fiscal year 2014, we sold our ownership interest in Classified Ventures, LLC, which operated the classified website Cars.com. Upon closing this transaction, we entered into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets.  See the Recent Developments discussion below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We own 49.5% of the voting stock and 70.6% of the nonvoting stock of The Seattle Times Company. The Seattle Times Company owns The Seattle Times newspaper, weekly newspapers in the Puget Sound area and daily newspapers located in Walla Walla and Yakima, Washington, and all of their related websites and mobile applications.

In addition, we own a 27.0% interest in Ponderay Newsprint Company (“Ponderay”), a general partnership, that owns and operates a newsprint mill in the state of Washington.

Our ownership interests and investments in unconsolidated companies and joint ventures provided us with $162.3 million of cash distributions in fiscal year 2014, which includes $146.9 million from Classified Ventures, LLC when they sold

Apartments.com. See discussion above and the Recent Developments discussion below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Raw Materials

During fiscal year 2014, we consumed approximately 121,000 metric tons of newsprint for our operations compared to 136,000 metric tons in fiscal year 2013. The decrease in tons consumed was primarily due to lower print advertising sales and print circulation volumes. We estimate that we will use approximately 106,000 metric tons of newsprint in fiscal year 2015, depending on the level of print advertising, circulation volumes and other business considerations.

We currently obtain a majority of our supply of newsprint from Ponderay and SP Fiber Technologies, as well as a number of other suppliers, primarily under long‑term contracts. We purchased approximately 69,500 metric tons of newsprint from Ponderay and SP Fiber Technologies in fiscal year 2014. We have a purchase commitment for 2015 of 30,000 metric tons of newsprint from SP Fiber Technologies.

Our earnings are sensitive to changes in newsprint prices. Newsprint expense accounted for 7.0% of total operating expenses in fiscal year 2014 and 7.7% in fiscal year 2013. However, because we have an ownership interest in Ponderay, an increase in newsprint prices, while negatively affecting our operating expenses, would increase the earnings from our share of this investment, therefore partially offsetting the increase in our newsprint expense. A decline in newsprint prices would have the opposite effect. Ponderay is also impacted by fluctuations in the cost of energy and fiber used in the paper‑making process.

We fully support recycling efforts. In fiscal year 2014, 90.1% of the newsprint used by our newspapers was made up of some recycled fiber; the average content was 48.5% recycled fiber. This translates into an overall recycled newsprint average of 43.8%. During fiscal year 2014, all of our newspapers collected and recycled press waste, newspaper returns and printing plates.

Competition

Our newspapers, direct marketing programs, websites and mobile content compete for advertising revenues and readers’ time with television, radio, other websites, direct mail companies, free shoppers, suburban neighborhood and national newspapers and other publications, and billboard companies, among others. In some of our markets, our newspapers also compete with other newspapers published in nearby cities and towns. Competition for advertising is generally based upon print readership levels and demographics, advertising rates, internet usage and advertiser results, while competition for circulation and readership is generally based upon the content, journalistic quality, service, competing news sources and the price of the newspaper.

Our major daily newspapers are the primary general circulation newspaper in each of their respective markets. However, in recent years, newspapers have experienced difficulty maintaining or increasing print circulation levels because of a number of factors, including increased competition from other publications and other forms of media technologies available in various markets, including the internet and other new media formats that are often free for users and the proliferation of news outlets that fragments audiences. In addition, while our newspaper internet sites are generally the leading local sites in each of our major daily newspaper markets, based upon research conducted by us and various independent sources, we have noted changes in readership trends, including a shift of readers to digital media and mobile devices, and have experienced a continued shift of advertising to digital advertising. We face greater competition, particularly in the areas of employment, automotive and real estate advertising, from online competitors. To address the structural shift to digital media, our daily newspapers provide editorial content on a wide variety of platforms and formats from our daily newspaper to leading local websites; on social network sites such as Facebook and Twitter; on smartphones and on e‑readers; on websites and blogs; in niche online publications and in e‑mail newsletters; through RSS (rich site summary) feeds and mobile applications. More upgrades to our mobile apps and websites are planned in fiscal year 2015. In addition, our websites offer leading digital classified products such as CareerBuilder.com, Cars.com and HomeFinder.com. We also operate dealsaver®, our proprietary daily deals service, in all of our markets.

Employees — Labor

As of December 28, 2014, we had approximately 6,200 full and part‑time employees (equating to approximately 5,780 full‑time equivalent employees), of whom approximately 6.8% were represented by unions. Most of our union‑represented employees are currently working under labor agreements with expiration dates through 2016. We have no unions at 23 of our 29 daily newspapers.

While our newspapers have not had a strike for decades, and we do not currently anticipate a strike occurring, we cannot preclude the possibility that a strike may occur at one or more of our newspapers when future negotiations take place. We believe that in the event of a newspaper strike we would be able to continue to publish and deliver to subscribers, a capability that is critical to retaining revenues from advertising and audience, although there can be no assurance that we will be able to continue to publish in the event of a strike.

Compliance with Environmental Laws

We use appropriate waste disposal techniques for items such as ink and other hazardous materials. As of December 28, 2014, we have $1.0 million in a letter of credit shared among various state environmental agencies and the U.S. Environmental Protection Agency to provide collateral related to existing or previously removed storage tanks. However, we do not currently have any significant environmental issues and in fiscal years 2014, 2013 and 2012 had no significant expenses or capital expenditures related to environmental control facilities.

Available Information

Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Other information includes, among other things, our Corporate Governance Guidelines, charters for each committee of the Board of Directors, Code of Business Conduct and Ethics, and Senior Officers Code of Ethics. Such reports and other information we file with the SEC are available free of charge on the SEC’s website and on our website at www.mcclatchy.com/investor_relations/. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. If the documents or records are not available via the SEC website, the public may request a copy of any materials we have filed with the SEC at the SEC’s Office of FOIA/PA Operations at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Office of FOIA/PA Operations by calling the SEC at 1‑800‑SEC‑0330. Paper copies of any such filings and corporate governance documents are available free of charge upon request to The McClatchy Company, 2100 Q Street, Sacramento, CA 95816, Attn: Investor Relations. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be an inactive textual reference only.

ITEM 1A.  RISK FACTORS

We have significant competition in the market for news and advertising, which may reduce our advertising and audience revenues in the future.

Our primary source of revenues is advertising, followed by audience. The advertising industry generally has experienced a secular shift toward digital advertising and away from traditional print media. Circulation volumes have also declined, reflecting general trends in the newspaper industry, including consumer migration toward digital media for news and information. The increasing number of digital media options available on the internet, through social networking tools and through mobile and other devices distributing news and other content, is expanding advertiser and consumer choices significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content. News aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by minimizing the need for the audience to visit our websites or use our digital applications directly. Online traffic is also driven by internet search results; therefore, such results are critical to our ability to compete successfully. Search engines frequently update and change the methods for directing search queries to web pages or change methodologies and metrics for valuing the quality and performance of internet traffic on delivering cost‑per‑click advertisements. The failure to successfully manage search engine optimization efforts across our businesses could result in significant decreases in traffic to our various websites, which could result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which could adversely affect our business, financial condition and results of operations. If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms. This increased competition for our advertisers and consumers has had and is expected to continue to have an adverse effect on our business and financial results, including negatively impacting revenues and operating income.

Our advertising revenues may decline due to weak general economic and business conditions.

Certain aspects of the U.S. economy, including employment and real estate, remain uneven and challenging in some of our markets. Many traditional retail companies also face greater competition from online retailers and have faced uncertainty in their businesses, affecting their advertising spending. These challenging economic and business conditions have had and may continue to have an adverse effect on our advertising revenues. To the extent these economic conditions continue or worsen our business and advertising revenues will be further adversely affected, which could negatively impact our operations and cash flows and our ability to meet the covenants in our debt agreements. Our advertising revenues will be particularly adversely affected if advertisers respond to weak and uneven economic conditions or online competition by continuing to reduce their budgets or shift spending patterns or priorities, or if they are forced to consolidate or cease operations. Consolidation across various industries, particularly large department stores and telecommunications companies, may also reduce our overall advertising revenues. In addition, seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate. Advertising revenues in the second and fourth quarters, which contain more holidays, are typically higher than in the first and third quarters, in which economic activity is generally slower. If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, we may not be able to increase or maintain our revenues for the year, which would have an adverse effect on our business and financial results.

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

Our future growth depends to a significant degree upon the development and management of our digital businesses. The growth of our digital businesses over the long term depends on various factors, including, among other things, the ability to:

•	continue to increase digital audiences;
•	attract advertisers to our websites;
•	tailor our product for mobile devices;

•	maintain or increase the advertising rates on our websites;
•	exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services; and
•	invest funds and resources in digital opportunities.

In addition, we expect that our digital business will continue to increase as a percentage of our total revenues in future periods. For both fiscal years 2014 and 2013, digital advertising revenues comprised 23.7% of total advertising revenues. However, digital‑only advertising revenues decreased 10.5% in fiscal year 2014 compared to fiscal year 2013 due to a change to net revenue accounting for certain digital advertising contracts in fiscal year 2014 and the sale of Apartments.com by Classified Ventures, LLC in April 2014. Total digital‑only, which includes digital‑only revenues from advertising and audience, were down 9.3% in fiscal year 2014 compared to fiscal year 2013, also resulting from the change to net revenue accounting for certain digital advertising contracts and the sale of Apartments.com in fiscal year 2014. As our digital business becomes a greater portion of our overall business, we will face a number of increased risks from managing our digital operations, including, but not limited, to the following:

•	structuring our sales force to effectively sell advertising in the digital advertising arena versus our historical print advertising business;
•	attracting and retaining employees with skill sets and knowledge base needed to successfully operate in digital business; and
•

managing the transition to a digital business from a historical print-focused business and the need to concurrently reduce the physical infrastructure, distribution infrastructure and related fixed costs associated with the historical print business.

If we are unable to execute cost‑control measures successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

As a result of adverse general economic and business conditions and our operating results, we have taken steps to lower operating costs by reducing workforce, consolidating or regionalizing operations and implementing general cost‑control measures. If we do not achieve expected savings from these initiatives, or if our operating costs increase as a result of these initiatives, our total operating costs may be greater than anticipated. These cost‑control measures may also affect our business and our ability to generate future revenue. Because portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues, we are limited in our ability to reduce costs in the short‑term to offset any declines in revenues. If these cost‑control efforts do not reduce costs sufficiently or otherwise adversely affect our business, income from continuing operations may decline.

Continued economic uncertainty and the impact on our business or changes to our business and operations may result in goodwill and masthead impairment charges.

Due to business conditions, including lower revenues and operating cash flow, we recorded masthead impairment charges of $5.2 million in fiscal year 2014. We also recorded masthead impairment charges of $5.3 million, $2.8 million and $59.6 million in fiscal years 2013, 2011 and 2008, respectively, and $3.0 billion of goodwill and masthead impairment charges in fiscal year 2007. We currently have goodwill of $996 million. Further erosion of general economic, market or business conditions could have a negative impact on our business and stock price, which may require that we record additional impairment charges in the future, which negatively affects our results of operations.

Our business, reputation and results of operations could be negatively impacted by data security breaches and other security threats and disruptions.

Certain network and information systems are critical to our business activities. Network and information systems may be affected by cyber security incidents that can result from deliberate attacks or system failures. Threats include, but are not limited to, computer hackings, computer viruses, worms or other destructive or disruptive software, or other malicious activities. Our security measures may also be breached due to employee error, malfeasance, or otherwise. As a result of these breaches, an unauthorized party may obtain access to our data or our users’ data or our systems may be compromised. These events evolve quickly and often are not recognized until after an attack is launched, so we may be unable to anticipate these attacks or to implement adequate preventative measures. Our network and information systems may also be compromised by power outages, fire, natural disasters, terrorist attacks, war or other similar events. There can be no assurance that the actions, measures and controls we have implemented will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. Although we have experienced cyber security incidents, to date none has had a material impact on our financial condition, results of operations or liquidity. Nonetheless, these types of events are likely to occur in the future and such events could disrupt our operations or other third party information technology systems in which we are involved. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems, or infrastructure by employees, others with authorized access to our systems, or unauthorized persons could result in legal or financial liability or otherwise negatively impact our operations. They also could require significant management attention and resources, and could negatively impact our reputation among our customers, advertisers and the public, which could have a negative impact on our financial condition, results of operations or liquidity.

We are subject to significant financial risk as a result of our $1.0 billion in total consolidated debt.

As of December 28, 2014, we had approximately $1.0 billion in total principal indebtedness outstanding. This level of debt increases our vulnerability to general adverse economic and industry conditions and we will likely need to refinance our debt prior to its scheduled maturity. Higher leverage ratios, our credit ratings, adverse financial markets or other factors outside of our control could adversely affect our future ability to refinance maturing debt on commercially acceptable terms, or at all, or the ultimate structure of such refinancing.

Covenants in the indenture governing the notes and our other existing debt agreements will restrict our business.

The indenture governing our 9.00% Senior Secured Notes due in 2022 (the “9.00% Notes”) and our secured credit agreement contain various covenants that limit, subject to certain exceptions, our ability and/or our restricted subsidiaries’ ability to, among other things:

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
•

create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us or to guarantee our debt, limit our or any of our subsidiaries’ ability to create liens, or make or pay intercompany loans or advances;

•	enter into certain transactions with affiliates;
•	sell, transfer, license, lease or dispose of our or our subsidiaries’ assets, including the capital stock of our subsidiaries; and
•	dissolve, liquidate, consolidate or merge with or into, or sell substantially all the assets of us and our subsidiaries, taken as a whole, to, another person.

The restrictions contained in the indenture governing the 9.00% Notes and the secured credit agreement could adversely affect our ability to:

•	finance our operations;
•	make needed capital expenditures;
•	make strategic acquisitions or investments or enter into alliances;
•	withstand a future downturn in our business or the economy in general;
•	refinance our outstanding indebtedness prior to maturity;
•	engage in business activities, including future opportunities, that may be in our interest; and
•	plan for or react to market conditions or otherwise execute our business strategies.

Our ability to comply with covenants contained in the indenture for the 9.00% Notes and our secured credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us. In addition, our obligations under the 9.00% Notes and the secured credit agreement are secured, subject to permitted liens, on a first‑priority basis, and in the event of default such security interests could be enforced by the collateral agent for the secured credit agreement. In the event of such enforcement, we cannot assure you that the proceeds from the enforcement would be sufficient to pay our obligations under the 9.00% Notes or secured credit agreement or at all.

We have significant financial obligations and in the future, we will need cash to repay our existing indebtedness and meet our other obligations. Our inability to generate sufficient cash to pay our obligations would adversely affect our business.

We may not be able to generate sufficient cash internally to repay all of our indebtedness at maturity or to meet our other obligations. As of December 28, 2014, we had approximately $1.0 billion of total indebtedness outstanding and approximately $33.2 million in face amount of letters of credit outstanding under the Collateralized Issuance and Reimbursement Agreement. Of the $1.0 billion aggregate principal amount outstanding as of December 28, 2014; we have approximately $111.3 million of notes with an interest rate of 5.750% due in 2017; $555.8 million of 9.00% Notes due in 2022; approximately $89.2 million of debentures with an interest rate of 7.150% due in 2027 and approximately $276.2 million of debentures with an interest rate of 6.875% due in 2029.

As of December 28, 2014, the projected benefit obligations of our qualified defined benefit pension plan (“Pension Plan”) exceeded Pension Plan assets by $444.3 million. As a result of the enacted Highway and Transportation Funding Act in August 2014, we do not expect to have a required cash minimum contribution to the Pension Plan in fiscal years 2015 or 2016. Future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Pension Plan and future government regulations. In addition, we have a limited number of supplemental retirement plans, which provide certain key employees with additional retirement benefits. These plans have no assets; however as of December 28, 2014, our projected benefit obligations of these plans was $128.9 million. These plans are on a pay‑as‑you‑go basis.

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

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the 9.00% Notes and our other series of outstanding notes or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before the maturity thereof, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations or our ability to refinance our existing debt. The terms of existing or future debt instruments, including the indenture governing the 9.00% Notes, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our outstanding debt.

We require newsprint for operations and, therefore, our operating results may be adversely affected if the price of newsprint increases or if we experience disruptions in our newsprint supply chain.

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 7.0% of our operating expenses in fiscal year 2014. Accordingly, our earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

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

If we experience labor unrest, our ability to produce and deliver newspapers could be impaired in some locations. In addition, the results of future labor negotiations could harm our operating results. Our newspapers have not experienced a labor strike for decades. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 28, 2014, approximately 6.8% of full‑time and part‑time employees were represented by unions. Most of our union‑represented employees are currently working under labor agreements, with expiration dates through 2016. We face collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, our operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations. In addition, our ability to make short‑term adjustments to control compensation and benefits costs, rebalance our portfolio of businesses or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.

We may be required to make greater contributions to our qualified defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon our operations.

The projected benefit obligations of the Pension Plan exceeded Pension Plan assets by $444.3 million as of December 28, 2014, an increase of $141.1 million from December 29, 2013, primarily due to an unfavorable change in the discount rate and new mortality assumptions. The value of the Pension Plan assets fluctuates based on many factors, including changes in interest rates and market returns.

The excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. In August 2014, federal legislation enacted the Highway and Transportation Funding Act, which, among other things, provides pension funding stabilization that will reduce our minimum contribution requirements for the 2013-2017 plan years. Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans. The new legislation and calculation uses historical averages of long‑term highly‑rated corporate bonds (within ranges as defined in the legislation) which have an impact of applying a higher discount rate to determine the projected benefit obligations for funding and current long‑term interest rates. Also, the Pension Relief Act of 2010 (“PRA”) provided relief in the funding requirements of the Pension Plan, and we elected an option that allows the funding related to our 2009 and 2011 plan years required contributions to be paid over 15 years. However, even with the relief provided by these legislative rules, we expect future contributions to be required. In addition, adverse conditions in the capital markets and/or lower long‑term interest rates may result in greater annual contribution requirements, placing greater liquidity needs upon our operations.

We have invested in certain digital ventures, but such ventures may not be as successful as expected, which could adversely affect our results of operations.

We continue to evaluate our business and make strategic investments in digital ventures, either alone or with partners, to further our digital growth. We have, among others, investments with other partners in CareerBuilder LLC, which operates the nation’s largest online job website, CareerBuilder.com, and HomeFinder LLC, which operates the real estate website HomeFinder.com, as well as certain other digital company investments. The success of these ventures is dependent to an extent on the efforts of our partners. Further, our ability to monetize the investments and/or the value we may receive upon any disposition may depend on the actions of our partners. As a result, our ability to control the timing or process relating to a disposition may be limited, which could adversely affect the liquidity of these investments or the value we may ultimately attain upon disposition. If the value of the companies in which we invest declines, we may be required to record a charge to earnings. There can be no assurances that we will receive a return on these investments or that they will result in advertising growth or will produce equity income or capital gains in future years. See the Recent Developments discussion that follows in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Circulation volume declines could adversely affect our audience and advertising revenues and audience price increases could exacerbate declines in circulation volumes.

Advertising and audience revenues are affected by circulation volumes and readership levels of our newspapers. In recent years, newspapers have experienced difficulty maintaining or increasing print circulation levels because of a number of factors, including:

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

These factors could also affect our newspapers’ ability to institute circulation price increases for print products. Also, print price increases have historically had an initial negative impact on circulation volumes that may not be mitigated with additional marketing and promotion. A prolonged reduction in circulation volumes would have a material adverse effect on advertising revenues. To maintain our circulation base, we may be required to incur additional costs that we may not be able to recover through audience and advertising revenues.

We rely on third party vendors for various services and failure of any of those third parties to fulfill their obligations to us with quality and timeliness we expect, or if our relationship with such vendors is damaged, our business may be harmed.

We rely on third party vendors to provide various services such as printing, distribution and production, as well as information technology systems. We do not control the operation of these vendors. If any of these third party vendors terminates their relationship with us, or does not provide an adequate level of service, it would be disruptive to our business as we seek to replace the vendor or remedy the inadequate level of service. This disruption may adversely affect our operating results.

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

In the ordinary course of business, we and our subsidiaries are parties to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. For example, we are currently involved in two class action lawsuits that are described further in Item 3 Legal Proceedings.  Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our business as it is presently being conducted.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 2100 Q Street, Sacramento, California. At December 28, 2014, we had newspaper production facilities in 16 markets in 12 states. Our facilities vary in size and in total occupy about 5.9 million square feet. Approximately 2.0 million of the total square footage is leased from others, while we own the properties for the remaining square footage. We own substantially all of our production equipment, although certain office equipment is leased.

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our newspapers.

ITEM 3.  LEGAL PROCEEDINGS

In December 2008, carriers of The Fresno Bee filed a purported class action lawsuit against us and The Fresno Bee in the Superior Court of the State of California in Fresno County captioned Becerra v. The McClatchy Company (“Fresno case”) alleging that the carriers were misclassified as independent contractors and seeking mileage reimbursement. In February 2009, a substantially similar lawsuit, Sawin v. The McClatchy Company, involving similar allegations was filed by carriers of The Sacramento Bee (“Sacramento case”) in the Superior Court of the State of California in Sacramento County. Both courts have certified the class in these cases.  The class consists of roughly 5,000 carriers in the Sacramento case and 3,500 carriers in the Fresno case. The plaintiffs in both cases are seeking unspecified damages for mileage reimbursement. With respect to the Sacramento case, in September 2013, all wage and hour claims were dismissed and the only remaining claim is an equitable claim for mileage reimbursement under the California Civil Code for mileage.  In the Fresno case, in March 2014, all wage and hour claims were dismissed and the only remaining claim is an equitable claim for mileage reimbursement under the California Civil Code.

The court in the Sacramento case has trifurcated the trial into three separate phases:  the first phase addressed independent contractor status, the second phase will address liability, if any, and the third phase will address damages, if any.   On

September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors.  We objected to the tentative decision but the court ultimately adopted it as final. The court has not yet established a date for the second and third phases of trial concerning whether The Sacramento Bee is liable to the carriers in the class for mileage reimbursement or owes any damages.

The court in the Fresno case has bifurcated the trial into two separate phases: the first phase will address independent contractor status and liability for mileage reimbursement and the second phase will address damages, if any.  The first phase of the Fresno case began in the fourth quarter of fiscal year 2014 and is expected to conclude in late March 2015.

We are defending these actions vigorously and expect that we will ultimately prevail.  As a result, we have not established a reserve in connection with the cases.  While we believe that a material impact on our condensed consolidated financial position, results of operations or cash flows from these claims is unlikely, given the inherent uncertainty of litigation, a possibility exists that future adverse rulings or unfavorable developments could result in future charges that could have a material impact.  We have and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and make appropriate adjustments to such estimates based on experience and developments in litigation.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The McClatchy Company’s (the “Company,” “we,” “us” or “our”) Class A Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MNI.” A small amount of Class A Common Stock is also traded on other exchanges. Our Class B Common Stock is not publicly traded. As of February 27, 2015, there were approximately 5,049 and 19 record holders of our Class A and Class B Common Stock, respectively. We believe that the total number of holders of our Class A Common Stock is much higher since many shares are held in street names. The following table lists the high and low prices of our Class A Common Stock as reported by the NYSE for each fiscal quarter of 2014 and 2013:

Fiscal Year 2014 Quarters Ended:	High	Low
March 30, 2014	$7.39	$3.30
June 29, 2014	$7.00	$4.82
September 28, 2014	$5.93	$3.50
December 28, 2014	$3.95	$2.84

Fiscal Year 2013 Quarters Ended:	High	Low
March 31, 2013	$3.46	$2.17
June 30, 2013	$2.90	$2.13
September 29, 2013	$3.38	$2.29
December 29, 2013	$3.43	$2.75

Dividends:

During fiscal year 2009, we suspended our quarterly dividend; therefore, we have not paid any cash dividends since the first quarter of fiscal year 2009. The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors. Our amended credit agreement prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture). As of December 28, 2014, we estimated that we had approximately $649 million available under our restricted payments basket which could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors.

Equity Securities:

During the year ended December 28, 2014, we did not repurchase any equity securities and we did not sell any equity securities of the Company, which were not registered under the Securities Act of 1933, as amended.

Performance Graph:

The following graph compares the cumulative five‑year total return attained by shareholders on The McClatchy Company’s common stock versus the cumulative total returns of the S&P Midcap 400 index and a customized peer group composed of five companies (“Peer Group”).

Our Peer Group is customized to include five companies that are publicly traded with at least 40% of their revenues from newspaper publishing. This peer group includes: A.H. Belo Corp., E.W. Scripps Company, Gannett Co., Lee Enterprises Inc. and New York Times Company.

	Fiscal Years Ended:
	12/27/2009	12/26/2010	12/25/2011	12/30/2012	12/29/2013	12/28/2014
The McClatchy Company	$100	$135	$67	$84	$94	$98
S&P Midcap 400	$100	$127	$124	$147	$196	$215
Peer Group (1)	$100	$97	$82	$105	$188	$201

(1)	Peer group includes: A.H. Belo Corp., E.W. Scripps Company, Gannett Co., Lee Enterprises Inc. and New York Times Company

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with Item 7,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	December 28,	December 29,	December 30,	December 25,	December 26,
(in thousands, except per share amounts)	2014	2013	2012 (1)	2011	2010
REVENUES — NET:
Advertising	$731,783	$822,128	$895,640	$936,418	$1,026,782
Audience	366,592	346,311	334,580	339,504	352,959
Other	48,177	46,409	49,624	47,955	49,627
	1,146,552	1,214,848	1,279,844	1,323,877	1,429,368
OPERATING EXPENSES:
Other operating expenses	942,364	955,153	975,525	1,005,700	1,066,108
Depreciation and amortization	113,638	121,570	124,348	120,384	132,164
Asset impairments	8,227	17,181	—	2,800	—
	1,064,229	1,093,904	1,099,873	1,128,884	1,198,272
OPERATING INCOME	82,323	120,944	179,971	194,993	231,096
NON‑OPERATING (EXPENSE) INCOME:
Interest expense	(127,503)	(135,381)	(151,334)	(165,434)	(177,641)
Interest income	254	53	88	97	550
Equity income in unconsolidated companies, net	19,084	42,651	31,935	27,762	11,752
Gains related to equity investments	705,247	—	—	—	—
Loss on extinguishment of debt	(72,777)	(13,643)	(88,430)	(1,203)	(10,661)
Other — primarily Miami property gain and write‑downs	—	12,938	—	—	(24,447)
Other — net	579	541	79	248	265
	524,884	(92,841)	(207,662)	(138,530)	(200,182)
Income (loss) from continuing operations before income taxes	607,207	28,103	(27,691)	56,463	30,914
Income tax provision (benefit)	231,230	11,659	(23,725)	6,023	2,519
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	375,977	16,444	(3,966)	50,440	28,395
Income (loss) from discontinued operations, net of tax	(1,988)	2,359	3,822	3,949	7,788
NET INCOME (LOSS)	$373,989	$18,803	$(144)	$54,389	$36,183
Basic earnings per common share:
Income (loss) from continuing operations	$4.33	$0.19	$(0.05)	$0.59	$0.34
Discontinued operations, net of tax	(0.02)	0.03	0.05	0.05	0.09
Net income (loss) per basic common share	$4.31	$0.22	$—	$0.64	$0.43
Diluted earnings per common share:
Income (loss) from continuing operations	$4.26	$0.19	$(0.05)	$0.59	$0.34
Discontinued operations, net of tax	(0.03)	0.03	0.05	0.04	0.09
Net income (loss) per diluted common share	$4.23	$0.22	$—	$0.63	$0.43
Dividends per common share:	$—	$—	$—	$—	$—
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$2,553,915	$2,617,635	$3,005,131	$3,040,059	$3,146,859
Long-term debt	1,006,957	1,493,323	1,587,330	1,577,476	1,703,339
Financing obligations	34,551	40,264	279,325	272,795	—
Stockholders’ equity	503,385	240,386	42,501	175,187	215,752

(1)	Due to our fiscal calendar, the year ended on December 30, 2012 encompassed a 53‑week period as compared to the other fiscal year ends identified in this table, which only have 52‑week periods.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Part I, Item 1 “Forward‑Looking Statements” and Item 1A “Risk Factors,” which describes important factors that could cause actual results to differ from expectations and non‑historical information contained herein. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company (the “Company,” “we,” “us” or “our”). MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years ended December 28, 2014, December 29, 2013 and December 30, 2012 included elsewhere in this Annual Report on Form 10‑K.

Overview

We are a 21st century news and information publisher of well-respected publications such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News and Observer, and the (Fort Worth) Star-Telegram. We operate media companies in 28 U.S. markets in 14 states, providing each of these communities with high-quality news and advertising services in a wide array of digital and print formats. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol MNI.

We also own 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job website, CareerBuilder.com;  33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; as well as certain other digital company investments. See Recent Developments below for discussion of Classified Ventures, LLC.

Our fiscal year ends on the last Sunday in December. The year ended December 28, 2014 (“fiscal year 2014”) and December 29, 2013 (“fiscal year 2013”) both consisted of 52‑week periods. The year ended on December 30, 2012 (“fiscal year 2012”) consisted of a 53‑week period.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Years Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
Revenues:
Advertising	63.8%	67.7%	70.0%
Audience	32.0%	28.5%	26.1%
Other	4.2%	3.8%	3.9%
Total revenues	100.0%	100.0%	100.0%

Our primary sources of revenues are print and digital advertising. All categories (retail, national and classified) of advertising discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint advertising”) and/or advertising delivered digitally. Audience revenues include print and digital subscriptions or a combination of both. Our print newspapers are primarily delivered by large distributors and certain newspapers utilize independent contractors. Other revenues include primarily commercial printing and distribution revenues.

See “Results of Operations” section below for a discussion of our revenue performance and contribution by category for the fiscal years 2014, 2013 and 2012.

Recent Developments

Sale of Anchorage Daily News, Inc.

On May 5, 2014, we completed the sale of the outstanding capital stock of Anchorage Daily News, Inc. (“Anchorage”) for $34.0 million in cash. In accordance with the Financial Accounting Standards Board Accounting Standards Codification

205-20, “Discontinued Operations,” the financial results of Anchorage have been reported as a discontinued operation in our consolidated financial statements for all periods presented. For a more complete discussion of the transaction, refer to Note 2, Divestiture.

Investments in Unconsolidated Companies Activity

Classified Ventures

On April 1, 2014, Classified Ventures, LLC sold its Apartments.com business for $585 million. Accordingly, during fiscal year 2014, we recorded our share of the gain on the sale of approximately $144.2 million, before taxes. On April 1, 2014, we received a cash distribution of approximately $146.9 million from Classified Ventures, LLC, which is equal to our share of the net proceeds from the sale.

On October 1, 2014, we, along with Tribune Media Company, Graham Holdings Company and A. H. Belo Corporation (the “Selling Partners”) completed the sale of all of the Selling Partners’ ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that valued Classified Ventures, LLC at $2.5 billion. We recorded a gain on sale of our ownership interest in Classified Ventures, LLC of $559.3 million, before taxes, during fourth quarter of fiscal year 2014. Our portion of the cash proceeds, net of transaction costs, was approximately $631.8 million, or approximately $406 million net of taxes. Pursuant to the sale agreement, $25.6 million of net proceeds is being held in escrow until October 1, 2015. Prior to the transaction closing Classified Ventures, LLC distributed $6.0 million, representing our portion of their earnings. On October 1, 2014, we received our portion of the net cash proceeds, less the escrow amount, of $606.2 million. Upon the closing of the transaction, we entered into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets.

McClatchy-Tribune Information Services

On May 7, 2014, we transferred our partnership interest in McClatchy-Tribune Information Services (“MCT”) to TCA News Service LLC (“TCA”) for cash and future newswire content. Concurrently, we entered into a contributor agreement with MCT pursuant to which we will continue to be a contributor of newswire content to MCT for an agreed upon rate, and we will receive newswire content from MCT or its successor at no cost for approximately 10 years.  During fiscal year 2014, we recognized a $3.1 million intangible asset with respect to the content we will receive from MCT at no cost under these agreements and a $1.7 million gain on sale of the equity investment.

Amended Credit Agreement and LC Agreement

On October 21, 2014, we amended our Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the lending banks’ commitments from $75 million to $65 million, amend or eliminate certain covenant requirements and extend the maturity date by two years to December 18, 2019. In addition, on October 21, 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of the LC Agreement, we may request letters of credit to be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

Debt Repurchases/Retirements and Extinguishment of Debt

In November 2014, in privately-negotiated transactions, we repurchased approximately $344.2 million in aggregate principal amount of our 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”) and approximately $150.0 million in aggregate principal amount of our 5.75% Notes due in 2017, for a total amount of $494.2 million in cash plus accrued and unpaid interest. We repurchased these notes at a price higher than par value and wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $72.8 million in fiscal year 2014. Also in November 2014, we retired the 4.625% notes for $29.0 million that were due at maturity.

Non‑Cash Impairment Charges

Our financial operating results for fiscal year 2014 include $8.2 million of non‑cash impairment charges to reduce the carrying value of mastheads, real property, land and non-newsprint inventory. The non‑cash impairment charges consist of $5.2 million for masthead impairments resulting from our annual impairment testing, $2.0 million write-down of non-newsprint inventory and $1.0 million for a write-down of buildings and land at one of our newspapers.  In addition, we incurred $7.8 million of non-cash impairment charges for write‑downs of certain unconsolidated investments, primarily our interest in the Ponderay Newsprint Company.

Accounting for Sales of Third party Digital Advertising Products

In fiscal year 2014 we began reporting the wholesale fees associated with sales of certain third party digital advertising products and services on a net basis, as a reduction of the associated digital classified advertising revenues, rather than in other operating expenses, in our consolidated statements of operations. There is no impact to operating income, operating cash flows, net income or net income per common share amounts associated with this change.

Results of Operations

The following table reflects our financial results on a consolidated basis for fiscal years 2014, 2013 and 2012:

	Years Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
Income (loss) from continuing operations	$375,977	$16,444	$(3,966)
Income (loss) from discontinued operations, net of tax	(1,988)	2,359	3,822
Net income (loss)	$373,989	$18,803	$(144)
Net income (loss) per diluted common share:
Income (loss) from continuing operations	$4.26	$0.19	$(0.05)
Income (loss) from discontinued operations	(0.03)	0.03	0.05
Net income (loss) per share	$4.23	$0.22	$—

The increase in income from continuing operations in fiscal year 2014 compared to fiscal year 2013 is primarily related to gains related to equity investments, offset by a loss on extinguishment of debt. See previous discussion in Recent Developments regarding the equity investment related transactions and losses on extinguishment of debt.

We had income from continuing operations in fiscal year 2013 compared to a net loss in fiscal year 2012. The net loss in fiscal year 2012 primarily resulted from the recognition of a loss on extinguishment of debt related to the refinancing of debt in December 2012. In addition, revenues and expenses were higher in fiscal year 2012 as a result of the extra week in the year.

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues

The following table summarizes our revenues by category, which compares fiscal year 2014 to fiscal year 2013:

	Years Ended
	December 28,	December 29,	$	%
(in thousands)	2014	2013	Change	Change
Advertising:
Retail	$374,425	$414,482	$(40,057)	(9.7)
National	50,796	62,558	(11,762)	(18.8)
Classified:
Auto	53,025	76,238	(23,213)	(30.4)
Real estate	30,240	33,786	(3,546)	(10.5)
Employment	34,378	38,779	(4,401)	(11.3)
Other	61,227	65,125	(3,898)	(6.0)
Total classified	178,870	213,928	(35,058)	(16.4)
Direct marketing and other	127,692	131,160	(3,468)	(2.6)
Total advertising	731,783	822,128	(90,345)	(11.0)
Audience	366,592	346,311	20,281	5.9
Other	48,177	46,409	1,768	3.8
Total revenues	$1,146,552	$1,214,848	$(68,296)	(5.6)

During fiscal year 2014, total revenues decreased 5.6% compared to fiscal year 2013 primarily due to the continued decline in demand for advertising in our industry and due to a change to net revenue accounting for certain digital advertising contracts in fiscal year 2014 (as discussed previously). The continued volatility in consumer spending and a secular shift in advertising demand from print to digital products, which are widely available from many media competitors and are generally sold at lower prices than print products, are the principal causes of the decline in total advertising revenues. The decline in total advertising revenues was partially offset by increases in our audience revenues due primarily to the shift of some of our newspapers to fee-for-service circulation delivery contracts and sales of our subscription products.

Advertising Revenues

Total advertising revenues decreased 11.0% in fiscal year 2014 compared to fiscal year 2013. While we experienced declines in almost all of our revenue categories, the decrease in total advertising revenues related primarily to declines in retail and national advertising and due to a change to net revenue accounting for certain digital advertising contracts in fiscal year 2014. These decreases in total advertising revenues were partially offset by an increase in our digital retail revenues. In addition, our affiliate agreement to sell products from Apartments.com terminated in connection with Classified Ventures, LLC’s sale of that business on April 1, 2014, resulting in $0.4 million in revenues from Apartments.com during fiscal year 2014 compared to $3.7 million in fiscal year 2013.

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

The following table reflects the category of advertising revenues as a percentage of total advertising revenues for the periods presented:

	Years Ended
	December 28,	December 29,
	2014	2013
Advertising:
Retail	51.2%	50.4%
National	6.9%	7.6%
Classified	24.4%	26.0%
Direct marketing and other	17.5%	16.0%
Total advertising	100.0%	100.0%

We categorize advertising revenues as follows:

•

Retail – local retailers, local stores of national retailers, department and furniture stores, restaurants and other consumer‑related businesses. Retail advertising also includes revenues from preprinted advertising inserts distributed in the newspaper.

•	National – national and major accounts such as telecommunications companies, financial institutions, movie studios, airlines and other national companies.
•	Classified – local auto dealers, employment, real estate and other classified advertising, which includes remembrances, legal advertisements and other miscellaneous advertising.
•

Direct Marketing and Other – advertisements in direct mail, shared mail and niche publications, total market coverage publications and other miscellaneous advertising not included in the daily newspaper.

Retail:

Retail advertising revenues decreased 9.7% in fiscal year 2014 compared to fiscal year 2013. The decrease in retail advertising revenues was primarily due to decreases of 13.5% in print ROP advertising revenues and 12.5% in preprint advertising revenues compared to fiscal year 2013. These decreases were partially offset by an increase in digital retail advertising of 4.5% during fiscal year 2014 compared to fiscal year 2013. The overall decreases in retail advertising revenues were widespread among the ROP and preprint categories, reflecting a sluggish retail advertising environment.

National:

National advertising revenues decreased 18.8% in fiscal year 2014 compared to fiscal year 2013. The industry has seen a persistent decline in national advertising at regional newspaper companies over the last several years. We experienced a 23.2% decrease in print national advertising and an 8.7% decrease in digital national advertising during fiscal year 2014 compared to fiscal year 2013.  Decreases in total national advertising revenues during fiscal year 2014 were led by decreases in the telecommunications category, which showed stronger performances in fiscal year 2013. Also contributing to the decline in total national advertising revenues for fiscal year 2014, was a decrease in the entertainment category.

Classified:

Classified advertising revenues decreased 16.4% in fiscal year 2014 compared to fiscal year 2013. The print and digital automotive, print and digital employment, print and digital real estate, and print other (primarily including legal, remembrance and celebration notices and miscellaneous advertising) categories represented our largest declines in classified advertising during fiscal year 2014. The decreases are partially due to a change to net revenue accounting for certain digital advertising contracts in fiscal year 2014 and the sale of Apartments.com by Classified Ventures, LLC in April 2014. Advertisers are increasingly using digital advertising, which is widely available from many of our competitors, instead of print advertising. During fiscal year 2014 compared to fiscal year 2013, we experienced a decrease in print classified advertising of 10.2% and digital classified advertising decreased 23.8%. The decreases in digital classified advertising were impacted by the lack of Apartments.com revenue in most of fiscal year 2014 compared to fiscal year 2013 and due to a change to net revenue accounting for certain digital advertising contracts in fiscal year 2014.

The following is a discussion of the major classified advertising categories for fiscal year 2014, as compared to fiscal year 2013:

•

Automotive advertising revenues decreased 30.4% in fiscal year 2014.  Print automotive advertising revenues declined 22.2% in fiscal year 2014, while digital automotive advertising revenues were down 35.5%. The decline in print automotive advertising revenues reflects the continued migration of automotive advertising to digital platforms, including the popularity of the Cars.com products with local auto dealerships. The digital automotive advertising revenues results primarily reflect the change to net revenue accounting for certain digital advertising contracts in fiscal year 2014.

•

Real estate advertising revenues decreased 10.5% in fiscal year 2014. Print real estate advertising revenues declined 6.8% and digital real estate advertising revenues decreased 16.3% in fiscal year 2014. Real estate revenues have decreased, partially due to having no revenues from Apartments.com after the first quarter of 2014 and also due to the continued shifts from traditional media to digital media, which is widely available from many media competitors. We had $0.4 million in real estate revenues from Apartments.com in fiscal year 2014 compared to $3.7 million in fiscal year 2013.

•

Employment advertising revenues decreased 11.3% in fiscal year 2014 reflecting an employment market that continues to shift from traditional media to digital media, which includes a wider array of options and due to a change to net revenue accounting for certain digital advertising contracts in fiscal year 2014. Print employment advertising revenues declined 6.4% in fiscal year 2014. Digital employment advertising revenues were down 15.2% fiscal year 2014,  due mostly to a change to net revenue accounting for certain digital advertising contracts in fiscal year 2014.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising, decreased 6.0% in fiscal year 2014. Print other classified advertising revenues declined 5.9% and digital other classified advertising revenues were down 6.1% in fiscal year 2014.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 23.7% of total advertising revenues in both fiscal years 2014 and 2013. Total digital advertising includes digital advertising both bundled as a print up-sale and sold on a standalone basis. Digital advertising revenues declined 10.9% to $173.4 million in fiscal year 2014 compared to $194.7 million in fiscal year 2013 and digital‑only advertising revenues decreased 10.5% to $103.0 million in fiscal year 2014 compared to $115.2 million in fiscal year 2013. The decreases in total digital advertising revenues and digital-only advertising reflect the change to net revenue accounting for certain digital advertising contracts in fiscal year 2014. We had $0.4 million in revenues from sales of Apartments.com products in fiscal year 2014 compared to $3.7 million in fiscal year 2013. Digital advertising revenues sold in conjunction with print products declined 11.5% in fiscal year 2014 compared to fiscal year 2013 as a result of fewer print advertising sales. We expect the secular shift in advertising demand from print to digital products to continue as advertisers look for multiple advertising channels to reach their customers.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 2.6% during fiscal year 2014 compared to fiscal year 2013. The decrease was partially due to the sluggish print retail environment and the elimination of certain niche products that did not meet profit expectations. We continue to experience growth in revenues from our “Sunday Select” product, a package of preprinted advertisements delivered to non‑subscribers upon request, which grew 4.1% in fiscal year 2014 compared to fiscal year 2013.

Audience Revenues

Audience revenues increased 5.9% during fiscal year 2014 compared to fiscal year 2013. Contributing to the growth in total audience revenues in fiscal year 2014 compared to fiscal year 2013 was an increase of $22.0 million in revenues related to newspapers that changed to fee-for-service circulation delivery contracts. The increase in revenues related to changing contracts also has a corresponding increase in other operating expenses as discussed below. During fiscal year 2014 we had six newspapers in various stages of transition to fee-for-service contracts for home-delivery subscribers. In total, 27 of our 29 daily newspapers have transitioned or are in the process of transitioning to fee-for-service contracts for home-delivery subscribers as of December 28, 2014, and the two remaining newspapers are expected to begin transitioning in fiscal year 2015. The overall audience revenues increase was partially offset by lower circulation volumes. Daily circulation volumes declined 6.5% in fiscal year 2014 compared to fiscal year 2013. In fiscal year 2013, daily circulation volumes had declined 6.0% as compared to fiscal year 2012.  Sunday circulation volumes declined 2.4% in fiscal year 2014 compared to fiscal year 2013. In fiscal year 2013, Sunday circulation volumes grew slightly at 0.2% as compared to fiscal year 2012.  As expected, circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. We continue to look for new opportunities to reduce our declines in circulation volumes and increase our audience revenues.

Operating Expenses

During fiscal year 2014, total operating expenses decreased 2.7% compared to fiscal year 2013. As discussed above, during fiscal year 2014, we changed to net revenue accounting for certain digital advertising contracts, which resulted in  expenses previously reported in other operating expenses being recorded as a reduction in the associated revenues. In addition, our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies, as well as headcount reductions. However, operating expenses in fiscal year 2014 reflect increases in non-cash operating expenses, including non-cash impairment charges and accelerated depreciation, as well as increases for newspapers that changed to fee-for-service circulation delivery contracts as discussed in the Audience Revenues section above. Operating expenses in all periods presented include employee severance related to headcount reductions. Fiscal year 2013 also includes moving expenses primarily related to the relocation of our Miami newspaper operations and other production facility moves and outsourcing.

The following table summarizes our operating expenses, which compares fiscal year 2014 to fiscal year 2013:

	Years Ended
	December 28,	December 29,	$	%
	2014	2013	Change	Change
Compensation expenses	$411,881	$422,981	$(11,100)	(2.6)
Newsprint, supplements and printing expenses	114,801	120,551	(5,750)	(4.8)
Depreciation and amortization expenses	113,638	121,570	(7,932)	(6.5)
Other operating expenses	415,682	411,621	4,061	1.0
Asset impairments	8,227	17,181	(8,954)	(52.1)
	$1,064,229	$1,093,904	$(29,675)	(2.7)

Compensation expenses, which includes the severance costs discussed above, decreased 2.6% during fiscal year 2014 compared to fiscal year 2013. Payroll expenses in fiscal year 2014 decreased 1.7% compared to fiscal year 2013, reflecting a 6.6% decline in average full‑time equivalent employees partially offset by higher severance costs in fiscal year 2014.  In addition, fringe benefits costs in fiscal year 2014 decreased 6.8% compared to fiscal year 2013, primarily as a result of lower pension and post retirement expenses.

Newsprint, supplements and printing expenses decreased 4.8% in fiscal year 2014 compared to fiscal year 2013. Newsprint expense decreased by 11.7% in fiscal year 2014 compared to fiscal year 2013, reflecting a 10.9% decrease in newsprint usage and a 0.9% decrease in newsprint prices during fiscal year 2014 compared to fiscal year 2013. These decreases in newsprint were partially offset by increases in outsourced printing costs of $7.4 million in fiscal year 2014, primarily related to the outsourcing of our printing process at one newspaper.

Depreciation and amortization expenses decreased 6.5% in fiscal year 2014 compared to fiscal year 2013. The decrease in depreciation expense during fiscal year 2014 compared to fiscal year 2013 was primarily related to approximately $5.9 million associated with assets that became fully depreciated. This decrease was partially offset by $13.5 million in accelerated depreciation in fiscal year 2014; (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the newly purchased production facility. During fiscal year 2013, we incurred $11.4 million in accelerated depreciation (i) related to equipment formerly used in our Miami operations prior to the relocation of these operations, (ii) related to the production equipment associated with outsourcing our printing process at one of our newspapers and (iii) moving the printing operations for another newspaper. Amortization expense decreased $4.2 million in fiscal year 2014 compared to fiscal year 2013 primarily due to certain circulation subscriber listing amortization schedules which became fully amortized at the beginning of the quarter ended September 28, 2014.

Other operating expenses increased 1.0% in fiscal year 2014 compared to fiscal year 2013. The increase included $22.0 million in expenses related to newspapers that changed to fee-for-service circulation delivery contracts, $6.2 million net in other sales costs for digital advertising and customer sales costs, and $1.3 million in additional professional fees. The expenses related to changing to fee-for-service contracts also have a corresponding increase in audience revenues as discussed previously. The increase in operating expenses was partially offset by a  decrease of $6.0 million in fiscal year 2014 compared to fiscal year 2013, for moving costs related to the relocation of our Miami operations in 2013 and due to a change to net revenue accounting for certain digital advertising contracts in fiscal year 2014.

Asset impairments for fiscal year 2014 include $8.2 million of non‑cash impairment charges to reduce the carrying value of mastheads, real property, land and non-newsprint inventory. The charges consist of $5.2 million for masthead impairments resulting from our annual impairment testing, $2.0 million write-down of non-newsprint inventory and $1.0 million for a write-down of buildings and land at one of our newspapers. Asset impairments in fiscal year 2013 include $17.2 million of non-cash impairment charges to reduce the carrying value of mastheads and real property, land, and production equipment. The charges include $5.3 million for masthead impairments resulting from our annual impairment testing and $11.9 million for impairment charges related to our existing production facilities and equipment as a result of entering into an agreement to outsource our printing process at one of our newspapers.

Non‑Operating Items

Interest Expense:

Total interest expense decreased 5.8% during fiscal year 2014 compared to fiscal year 2013. Interest expense related to debt decreased 5.5% during fiscal year 2014 compared to fiscal year 2013, reflecting lower debt balances. Other fluctuations in total interest expense were primarily due to reductions in interest expense on our financial obligations resulting from the elimination of our Miami financial obligation in the quarter ended June 30, 2013, when we completed our move of the Miami operation to a new facility.

Equity Income:

Total income from unconsolidated investments decreased 55.3% during fiscal year 2014 compared to fiscal year 2013. The decrease is primarily due to (i)  lower results from our internet-related investments and from our newsprint mill partnership, (ii) a $7.8 million write‑down of certain unconsolidated investments, primarily our interest in the Ponderay Newsprint Company, (iii) the sale of Apartments.com by Classified Ventures, LLC in April 2014, and (iv) the sale of our ownership interest in the remainder of Classified Ventures, LLC on October 1, 2014.

As discussed more fully in Recent Developments previously, Classified Ventures, LLC sold its Apartments.com business on April 1, 2014, and as a result, incurred additional legal, accounting and other transaction-related costs in fiscal year 2014 associated with the sale.  We only reported our share of Classified Ventures, LLC’s income from its Apartments.com business through the quarter ended March 30, 2014, compared to all of fiscal year 2013.

Also, discussed more fully in Recent Developments previously, we sold our ownership interest in Classified Ventures, LLC on October 1, 2014, and as a result, we only reported our share of Classified Ventures, LLC’s income through the quarter ended September 28, 2014, compared to all of fiscal year 2013.

Gains related to equity investments:

We recognized  $705.2 million in gains related to equity investments for fiscal year 2014, which were more fully described in the Recent Developments section previously. Specifically we recognized (i)  our $144.2 million share of the gain, when Classified Ventures, LLC sold its Apartments.com business on April 1, 2014; (ii) a  gain on the sale of $1.7 million when we transferred our partnership interest in MCT and entered into a contributor agreement with MCT on May 7, 2014; and (iii)  a gain of $559.3 million on the sale of our ownership interest in Classified Ventures on October 1, 2014. We will no longer receive equity income from these former investments.

Loss on Extinguishment of Debt:

During fiscal year 2014, we repurchased $494.2 million aggregate principal amount of various series of our outstanding notes. We repurchased these notes at a price higher than par value and wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $72.8 million in fiscal year 2014.  During fiscal year 2013, we redeemed or repurchased $155.9 million aggregate principal amount of various series of our outstanding notes. We redeemed or repurchased these notes at a price higher than par value, wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $13.6 million in fiscal year 2013.

Income Taxes:

In fiscal year 2014, we recorded an income tax provision on continuing operations of $231.2 million.  For fiscal year 2014, the income tax provision differs from the expected federal amount primarily due to state taxes, including benefits from certain favorable state tax adjustments and certain state taxes that do not vary with net income.  For fiscal year 2014, our income tax provision includes the tax impact of certain discrete tax items, such as (i) gains related to equity investments (ii) certain asset disposals, impairments and accelerated depreciation, (iv) loss on the repurchase of debt, and (iii) severance.

In fiscal year 2013, we recorded an income tax provision on continuing operations of $11.7 million.  The income tax provision was lower than the expected federal amount primarily due to state taxes including benefits from certain favorable state tax adjustments and certain state taxes that do not vary with net income. For fiscal year 2013, the income tax provision includes the tax impact of certain discrete tax items, such as (i) loss on the refinancing of debt, (ii) certain asset disposals and impairments, and (iii) severance.

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues

The following table summarizes our revenues by category, which compares fiscal year 2013 to fiscal year 2012:

	Years Ended
	December 29,	December 30,
	2013	2012	$	%
(in thousands)	(52 weeks)	(53 weeks)	Change	Change
Advertising:
Retail	$414,482	$464,568	$(50,086)	(10.8)
National	62,558	69,469	(6,911)	(9.9)
Classified:
Auto	76,238	80,460	(4,222)	(5.2)
Real estate	33,786	35,391	(1,605)	(4.5)
Employment	38,779	44,684	(5,905)	(13.2)
Other	65,125	70,338	(5,213)	(7.4)
Total classified	213,928	230,873	(16,945)	(7.3)
Direct marketing and other	131,160	130,730	430	0.3
Total advertising	822,128	895,640	(73,512)	(8.2)
Audience	346,311	334,580	11,731	3.5
Other	46,409	49,624	(3,215)	(6.5)
Total revenues	$1,214,848	$1,279,844	$(64,996)	(5.1)

During fiscal year 2013, total revenues decreased 5.1% compared to fiscal year 2012 primarily due to the continued decline in demand for advertising, and to a lesser degree the inclusion of an additional week in fiscal year 2012 compared to fiscal year 2013. Industry‑wide declines in total advertising revenues persisted during fiscal year 2013. The continued weak economy and a secular shift in advertising demand from print to digital products, which are generally sold at lower prices than print products, are the principal causes of the decline in total advertising revenues. The decline in advertising revenues was partially offset by increases in our audience revenues due primarily to new digital subscription packages. Also, the 5.1% decrease in total revenues in fiscal year 2013 as compared to fiscal year 2012, was affected by the 53rd week in fiscal year 2012. We estimate that the extra week in fiscal year 2012 provided for an additional $16.2 million in advertising revenues, $6.3 million in audience revenues and $23.7 million in total revenues.

Advertising Revenues

Total advertising revenues decreased 8.2% in fiscal year 2013 compared to fiscal year 2012. While we experienced declines in all of our revenue categories, the decrease in advertising revenues related primarily to declines in retail advertising and employment classified advertising and declines in all categories due to the extra week in 2012. These decreases in advertising revenues in fiscal year 2013 compared to fiscal year 2012 were partially offset by increases in our digital automotive classified advertising, digital real estate classified advertising and direct marketing revenues.

The following table reflects the category of advertising revenues as a percentage of total advertising revenues for the periods presented:

	Years Ended
	December 29,	December 30,
	2013	2012
Advertising:
Retail	50.4%	51.9%
National	7.6%	7.7%
Classified	26.0%	25.8%
Direct marketing and other	16.0%	14.6%
Total advertising	100.0%	100.0%

Retail:

Retail advertising revenues decreased 10.8% in fiscal year 2013 compared to fiscal year 2012. The decrease reflects the extra week in fiscal year 2012, lower print ROP revenues in general merchandise and furniture and home furnishing, and lower preprint revenues, which were partially offset by an increase in digital‑only retail advertising revenues, such as, banner and display. In fiscal year 2013, compared to fiscal year 2012, we reported decreases in print ROP advertising revenues of 16.9%, digital advertising revenues of 1.5% and preprint advertising revenues of 8.8%.

National:

National advertising revenues decreased 9.9% in fiscal year 2013 compared to fiscal year 2012. For fiscal year 2013, compared to fiscal year 2012, print national advertising decreased 13.7% but was partially offset by an increase of 0.2% in digital national advertising revenues. The decreases in total national advertising revenues were affected by the 53rd week in fiscal year 2012 and they were also broad‑based among the categories but were partially offset by increases in the airline segment.

Classified:

Classified advertising revenues decreased 7.3% in fiscal year 2013 compared to fiscal year 2012. The decrease in classified advertising revenues in fiscal year 2013 was partially a result of the weak economy, the extra week in fiscal year 2012, as well as advertisers increasingly using digital advertising, which was widely available from many competitors and is generally sold at lower prices than print products, instead of print advertising in the classified category. For fiscal year 2013, compared to fiscal year 2012, print classified advertising decreased 13.5%, reflecting in part, the impact of the extra week in fiscal year 2012, which was partially offset by a 1.2% increase in digital classified advertising revenues. The increases in digital classified advertising primarily reflect stronger digital automotive advertising sales, as well as digital real estate advertising revenues, as discussed below. The following is a discussion of the major classified advertising categories for fiscal year 2013, as compared to fiscal year 2012:

•

Automotive advertising revenues decreased in fiscal year 2013 by 5.2%. Print automotive advertising revenues declined 23.1% in fiscal year 2013, while digital automotive advertising revenues were up 10.3% in fiscal year 2013. These results reflect the continued migration of automotive advertising to digital platforms as well as an increase in automobile sales in the United States during the period, and the popularity of our Cars.com products with local auto dealerships.

•

Real estate advertising revenues decreased in fiscal year 2013 by 4.5%.  Real estate revenue trends reflect single‑digit declines from fiscal year 2013 to fiscal year 2012 after years of double‑digit declines, reflecting a limited recovery in the housing market. Print real estate advertising revenues declined 7.9% in fiscal year 2013; and digital real estate advertising revenues grew 1.4% in fiscal year 2013.

•

Employment advertising revenues decreased in fiscal year 2013 by 13.2%, reflecting an employment environment that was not growing quickly and was due to the continued shift from traditional media to digital media, which includes a wider array of options. Print employment advertising revenues declined 15.2% in fiscal year 2013 and digital employment advertising revenues were down 11.6% in fiscal year 2013.

•

Other classified advertising revenues, which included legal, remembrance and celebration notices and miscellaneous advertising decreased in fiscal year 2013 by 7.4%. Print other classified advertising revenues declined 8.5% in fiscal year 2013 and digital other classified advertising revenues were down 3.8% in fiscal year 2013.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 23.7% and 21.7% of total advertising revenues in fiscal years 2013 and 2012, respectively. Total digital advertising included digital advertising both bundled with print and sold on a stand‑alone basis. Digital advertising revenues totaled $194.7 million in fiscal year 2013 and were flat when compared to fiscal year 2012, which included a 53rd week of revenues. Digital‑only advertising revenues totaled $115.2 million in fiscal year 2013, representing an increase of 9.6% in fiscal year 2013 compared to fiscal year 2012. Digital advertising revenues sold in conjunction with print products declined 11.2% in fiscal year 2013 compared to fiscal year 2012 as a result of fewer print advertising sales primarily due to the secular shift from print to digital advertising.

Direct Marketing and Other:

Direct marketing and other advertising revenues increased 0.3% during fiscal year 2013 compared to fiscal year 2012, which included a 53rd week of revenues. The increase largely came as a result of growth in our “Sunday Select” product, a package of preprinted advertisements delivered to non‑ subscribers upon request, which grew 10.3% in fiscal year 2013 compared to fiscal year 2012.

Audience Revenues

Audience revenues increased 3.5% during fiscal year 2013 compared to fiscal year 2012. In late 2012, our newspapers successfully introduced new subscription packages for digital content that ended free, unlimited access to the newspapers’ websites and certain mobile content. The new subscription packages offered both a combined digital and print subscription and a digital‑only subscription. The new subscription packages provided $30.8 million in additional audience revenues during fiscal year 2013 compared to $1.2 million in fiscal year 2012. The increase in audience revenues in fiscal year 2013, compared to fiscal year 2012 also reflected approximately $11.3 million in revenues related to newspapers that changed to fee‑for‑service circulation delivery contracts during fiscal year 2013. The overall audience revenues increase was partially offset by lower circulation volumes as well as the impact of the extra week in fiscal 2012. Daily circulation volumes declined 6.0% in fiscal year 2013 compared to fiscal year 2012. As expected, circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. We continue to look for new opportunities to reduce our declines in circulation volumes and increase our audience revenues.

Operating Expenses

During fiscal year 2013, total operating expenses decreased 0.5% compared to fiscal year 2012. Our total operating expenses reflected our continued effort to reduce costs through streamlining processes to gain efficiencies as well as headcount reductions. During fiscal year 2013, we incurred non‑cash impairment charges and accelerated depreciation of $17.2 million and $11.4 million, respectively. Operating expenses decreased in fiscal year 2013, in part, due to the extra week in fiscal year 2012. Operating expenses in all periods included employee severance related to permanent headcount reductions as we continued to optimize our operations as a more digitally focused company. Fiscal year 2013 also included moving expenses primarily related to the relocation of our Miami newspaper operations and other production facility moves and outsourcing.

The following table summarizes our operating expenses, which compares fiscal year 2013 to fiscal year 2012:

	Years Ended
	December 29,	December 29,
	2013	2012	$	%
(in thousands)	(52 weeks)	(53 weeks)	Change	Change
Compensation expenses	$422,981	$434,059	$(11,078)	(2.6)
Newsprint, supplements and printing expenses	120,551	138,206	(17,655)	(12.8)
Depreciation and amortization expenses	121,570	124,348	(2,778)	(2.2)
Other operating expenses	411,621	403,260	8,361	2.1
Asset impairments	17,181	—	17,181	100.0
	$1,093,904	$1,099,873	$(5,969)	(0.5)

Compensation expenses, which included the severance costs discussed previously, decreased 2.6% during fiscal year 2013 compared to fiscal year 2012. Payroll expenses in fiscal year 2013 decreased 5.2% compared to fiscal year 2012, reflecting a 3.7% decline in average full‑time equivalent headcount. Fringe benefits costs in fiscal year 2013 increased 11.8% compared to fiscal year 2012, primarily as a result of retirement costs related to our qualified defined benefit pension plan (“Pension Plan”). These increases were partially offset by lower medical costs and other fringe benefits.

Newsprint, supplements and printing expenses decreased 12.8% in fiscal year 2013 compared to fiscal year 2012. Newsprint expense decreased by 16.3% in fiscal year 2013 compared to fiscal year 2012, reflecting lower newsprint usage and to a lesser extent, lower newsprint prices. Supplement and printing expense decreased 2.5% in fiscal year 2013 compared to fiscal year 2012.

Depreciation and amortization expenses decreased 2.2% in fiscal year 2013 compared to fiscal year 2012. The decrease in depreciation and amortization expense was partially a result of assets that became fully depreciated at the end of fiscal year 2012 or during fiscal year 2013 and as a result of an expected $1.0 million decrease in amortization expense in fiscal year 2013 compared to fiscal year 2012. The decline in depreciation expense was partially offset by the impact of accelerated depreciation in fiscal year 2013 compared to fiscal year 2012. During fiscal year 2013 we incurred $11.4 million in accelerated depreciation (i) resulting from equipment formerly used in our Miami operations prior to the relocation of these operations, (ii) relating to the production equipment associated with outsourcing our printing process at one of our newspapers, and (iii) moving the printing operations for another newspaper. During fiscal year 2012, we incurred $8.3 million in accelerated depreciation on retired or decommissioned Miami property assets.

Other operating costs increased 2.1% in fiscal year 2013 compared to fiscal year 2012 primarily reflecting approximately $11.3 million in expenses related to newspapers that changed to fee‑for‑service circulation delivery contracts during fiscal year 2013 and offset by a decrease of approximately $2.2 million in moving costs related to the relocation of our Miami operations. While we did experience increases in other operating expenses in some categories such as costs related to service providers for digital and direct marketing products, these increases were offset by decreases in other categories due to company‑wide efforts to reduce costs, including property taxes, insurance, marketing and professional services.

Asset impairments in fiscal year 2013 include $17.2 million of non-cash impairment charges to reduce the carrying value of mastheads and real property, land, and production equipment. The charges include $5.3 million for masthead impairments resulting from our annual impairment testing and $11.9 million for impairment charges related to our existing production facilities and equipment as a result of entering into an agreement to outsource our printing process at one of our newspapers.

Non‑Operating Items

Interest Expense:

Total interest expense decreased 10.5% during fiscal year 2013 compared to fiscal year 2012. Interest expense related to debt decreased 15.2% during fiscal year 2013 compared to fiscal year 2012, largely reflecting lower overall interest rates as a result of the refinancing of our indebtedness in fiscal year 2012. This decline was partially offset by the impact of the reversal of $12.3 million in interest on taxes in fiscal year 2012, due to certain state tax settlements and benefits from the expiration of statutes of limitation.

Equity Income:

Total income from unconsolidated investments increased 33.6% during fiscal year 2013 compared to fiscal year 2012. The increase was primarily related to our investments in CareerBuilder and Classified Ventures, LLC, which reported greater income in fiscal year 2013. The increase was partially offset by a $3.0 million write‑down of certain unconsolidated investments as well as a reduction in income from the other unconsolidated investments during fiscal year 2013.

Loss on Extinguishment of Debt:

Loss on extinguishment of debt decreased by 84.6% during fiscal year 2013 compared to fiscal year 2012. During fiscal year 2013 we redeemed or repurchased $155.9 million aggregate principal amount of various series of our outstanding notes. We redeemed or repurchased these notes at a price higher than par value, wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $13.6 million in fiscal year 2013. During fiscal year 2012 we repurchased $70.5 million aggregate principal of outstanding notes in privately negotiated repurchases and $762.4 million in conjunction with the refinancing of certain notes. We repurchased most of the $70.5 million notes at a price lower than par value and wrote off historical discounts related to the notes we repurchased, which resulted in a gain on extinguishment of debt. This gain was offset by the write‑off of fees related to the refinancing of our revolving credit facility in the second quarter of fiscal year 2012 and the refinancing of our notes in the fourth quarter of fiscal year 2012.

Income Taxes:

We recorded an income tax expense on continuing operations of $11.7 million for fiscal year 2013 compared to an income tax benefit on continuing operations of $23.7 million for fiscal year 2012. The income tax expense in fiscal year 2013 was affected by the inclusion in pre‑tax income of certain discrete tax items, primarily (i) the loss on the repurchase of debt, (ii) certain asset disposals and impairments, and (iii) severance for fiscal year 2013.

The benefit during fiscal year 2012 was partially due to the reversal of tax reserves for favorable settlements of state tax issues and the expiration of statute of limitations. Further, the benefit was affected by the inclusion in pre‑tax loss of discrete tax items primarily (i) reduction to interest expense from the closure of statutes of limitations and audit settlements, (ii) loss on the refinancing of our notes, (iii) certain asset disposals and impairments, and (iv) severance for fiscal year 2012.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $220.9 million as of December 28, 2014, compared to $80.8 million of cash at December 29, 2013.  The cash and cash equivalents balance as of December 28, 2014, reflects a $146.9 million cash distribution from Classified Ventures, LLC, which is equal to our share of the proceeds from its sale of Apartments.com business; the $34.0 million in cash proceeds received from the sale of Anchorage; and the $606.2 million in cash proceeds received from the sale of our ownership interest in Classified Ventures, LLC. See Recent Developments previously for further discussion of these transactions. The cash and cash equivalents balance as of December 28, 2014, also reflects the partial payments of taxes on these transactions discussed previously, as well as the repurchase of debt for a total amount of $494.2 million in cash plus accrued and unpaid interest in November 2014 (see Recent Developments previously).

We expect that most of our cash on hand and our cash generated from operations for the foreseeable future will be used to repay debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to the Pension Plan and other corporate uses as determined by management and our Board of Directors.  As of December 28, 2014, we had approximately $1.0 billion in total aggregate principal amounts of debt outstanding, consisting of $111.3 million of our 5.750% notes due in 2017, $555.8 million of our 9.00% Notes due 2022 and $365.4 million of our notes maturing in 2027 and 2029. We expect that we will need to refinance a significant portion of this debt prior to its scheduled maturity. However, we may not be able to do so on terms favorable to us or at all.  We may also be required to use cash on hand or cash from operations to meet these obligations. During the first quarter of 2015, we expect to complete required payments of approximately $191 million in income taxes, resulting from income taxes due on the gain on sale of Classified Ventures, LLC, offset by an income tax benefit from the loss on extinguishment of debt. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Years Ended
	December 28,	December 29,	December 30,
(in thousands)	2014	2013	2012
Cash flows provided by (used in)
Operating activities:
Continuing operations	$143,181	$153,581	$47,684
Discontinued operations	(37)	2,459	5,241
Investing activities:
Continuing operations	552,012	(19,847)	(18,244)
Discontinued operations	32,953	(200)	(397)
Financing activities;
Continuing operations	(588,059)	(168,270)	(7,216)
Increase (decrease) in cash and cash equivalents	$140,050	$(32,277)	$27,068

Operating Activities:

We generated $143.2 million of cash from continuing operations in fiscal year 2014 compared to $153.6 million in fiscal year 2013.  The decrease is primarily due to the difference in contributions we made to our Pension Plan (as discussed below), and the timing of net income tax payments and receipts.  In fiscal year 2014, we had net payments of $77.6 million in income taxes compared to $21.0 million in fiscal year 2013.

The increase in cash provided by operating activities in fiscal year 2013 compared to fiscal year 2012 is primarily due to the difference in contributions to our Pension Plan, equity investment distributions and the timing of accrued interest and net income tax payments and receipts.

Pension Plan Matters

We made $25.0 million, $7.6 million and $40.0 million in cash contributions to the Pension Plan to meet our required contributions during fiscal years 2014, 2013 and 2012, respectively.

As a result of the Highway and Transportation Funding Act (discussed below), we do not expect to have a required cash minimum contribution to the Pension Plan in fiscal years 2015 or 2016. See Note 7 for further discussion of our contributions.

As of the end of fiscal year 2014, the projected benefit obligations of our Pension Plan exceeded plan assets by $444.3 million compared to $303.2 million at the end of fiscal year 2013. Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans under Internal Revenue Service (“IRS”) regulations. The new legislation and calculation uses historical averages of long‑term highly‑rated corporate bonds (within ranges as defined in the legislation), which has resulted in the application of a higher discount rate to determine the projected benefit obligations for funding and current long‑term interest rates.

In addition, the Pension Relief Act of 2010 (“PRA”) provided relief with respect to the funding requirements of the Pension Plan. Under the PRA, we elected an option that allows the required contributions related to our 2009 and 2011 plan years to be paid over 15 years.

In August 2014, the federal Highway and Transportation Funding Act was enacted, which, among other things, provides pension funding stabilization that will reduce our minimum contribution requirements for the 2013-2017 plan years. The application of this new requirement reduced the funding requirements going back to 2013, which provided us with over-funded credits that can be used to reduce our cash contributions in future periods.

Even with the relief provided by the legislative rules discussed above, based on the current funding position of the Pension Plan, we expect future contributions will be required. Future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Pension Plan and future government regulations.  The timing and amount of payments to the Pension Plan reflect actuarial estimates we believe to be reasonable but are subject to changes in estimates. We believe cash flows from operations will be sufficient to satisfy our contribution requirements, if any.

Investing Activities:

We generated  $552.0 million of cash in investing activities in fiscal year 2014, which was primarily due to the proceeds received from the sale of our ownership interest in Classified Ventures, LLC (see Recent Developments previously) offset by the purchase of $6.8 million in insurance-related deposits; the purchase of property plant and equipment (“PP&E”) for $23.4 million, which includes the purchase of a production facility for $5.2 million; and the purchase of $33.5 million in certificates of deposit, which collateralized our outstanding letters of credit.

We used $19.8 million of cash in investing activities in fiscal year 2013, which was primarily due to the purchase of PP&E for $33.3 million, partially offset by the return of an insurance‑related deposit of $6.4 million and distributions from our equity investments, as discussed above.

We used $18.2 million of cash in investing activities in fiscal year 2012. We used $34.4 million for the purchase of PP&E, including $17.5 million on the new production facility in Miami. We also received $38.6 million in distributions from our equity investments; $19.1 million exceeded the cumulative earnings from an investee and was considered a return of investment and, therefore, treated as an investing activity while the remaining return on investment of $19.5 million is shown as an operating activity.

Financing Activities:

We used $588.1 million of cash in financing activities in fiscal year 2014 primarily related to exercises of stock awards and the repurchase of debt. During fiscal year 2014, we repurchased $494.2 million of aggregate principal amount of notes for $584.4 million in cash in privately negotiated repurchases (see Debt and Related Matters below).

We used $168.3 million of cash in financing activities in fiscal year 2013. During fiscal year 2013, we redeemed or repurchased $155.9 million of aggregate principal amount of notes for $165.5 million in cash (see Debt and Related Matters below).

We used $7.2 million of cash in financing activities in fiscal year 2012. During fiscal year 2012, we received $910 million for the issuance of the 9.00% Notes, we repurchased $70.5 million aggregate principal of outstanding notes for $59.2 million in cash in privately negotiated transactions and we repurchased $762.4 million aggregate principal amount of our notes for $862.3 million in cash in conjunction with the refinancing of our indebtedness in fiscal year 2012. In addition, we received the final payment of $6.0 million from the sale of the Miami land and building.

Debt and Related Matters

As of December 28, 2014, we had approximately $1.0 billion in total principal indebtedness outstanding, including $111.3 million of 5.750% notes due in 2017, $555.8 million of 9.00% Notes due in 2022, $89.2 million of 7.150% debentures due in 2027 and $276.2 million of 6.875% debentures due in 2029.

Debt Repurchases/Retirements and Extinguishment of Debt

During fiscal year 2014, we retired $29.0 million of the 4.625% notes that matured on November 1, 2014. Additionally, during fiscal year 2014 we repurchased a total of $494.2 million of aggregate principal amount notes through privately negotiated transactions, as follows:

(in thousands)	Face Value
9.00% senior secured notes due in 2022	$344,215
5.750% notes due in 2017	149,999
Total notes repurchased	$494,214

During fiscal year 2014, we recorded a loss on extinguishment of debt of $72.8 million compared to $13.6 million in fiscal year 2013. We repurchased these notes at a price higher than par value and wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $72.8 million in fiscal year 2014. During fiscal year 2013, we redeemed or repurchased $155.9 million aggregate principal amount of various series of our outstanding notes. We redeemed or repurchased these notes at a price higher than par value and wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $13.6 million in fiscal year 2013.

Credit Agreement

In connection with the issuance of the 9.00% Notes, discussed below, we entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012. The Credit Agreement provided for $75.0 million in revolving credit commitments with a $50.0 million letter of credit subfacility, and a maturity date of December 18, 2017.

On October 21, 2014, we amended our Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the lending banks’ commitments from $75 million to $65 million, amend or eliminate certain covenant requirements and extend the maturity date by two years to December 18, 2019. The revised maintenance covenants are discussed under “Covenants under the Senior Debt Agreements” below. In addition, on October 21, 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of the LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

Our obligations under the Amended Credit Agreement are secured by a first‑priority security interest in certain of our assets as described below. As of December 28, 2014, there were $33.2 million face amount of letters of credit outstanding under the LC Agreement and no amounts drawn under the Amended Credit Agreement.

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

Senior Secured Notes and Indenture

In December 2012, our 9.00% Notes were issued in a private placement. In July 2013, the original 9.00% Notes (and associated guarantees) were exchanged for new 9.00% Notes (and associated guarantees) that had terms substantially identical to the original notes except that the 9.00% Notes issued in the exchange are not subject to transfer restrictions.

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

In addition, we have granted a security interest to the banks that are a party to the Amended Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any PP&E, leasehold interests and improvements with respect to such PP&E, which would be reflected on our consolidated balance sheets or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

The financial covenants under the Amended Credit Agreement require us to comply with a maximum consolidated total leverage ratio measured quarterly. The Amended Credit Agreement eliminated a previously required minimum consolidated interest coverage ratio in the Credit Agreement. As of December 28, 2014, and for the remainder of the term of the Amended Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00. For purposes of the consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20 million.

As of December 28, 2014, our consolidated total leverage ratio (as defined in the Credit Agreement) was 3.63 to 1.00 and we were in compliance with all financial debt covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. We will continue to optimize operations and/or reduce debt to maintain compliance with our covenants.

The Amended Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture). As of December 28, 2014, we estimated that we had approximately $649 million available under our restricted payments basket that could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors.

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

Off‑Balance‑Sheet Arrangements

As of December 28, 2014, we did not have any significant off‑balance‑sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S‑K.

Contractual Obligations:

As of the end of fiscal year 2014, our contractual obligations were as follows:

	Payments Due By Period
		Less than	1‑3	3‑5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt principal	$1,032,502	$—	$111,299	$—	$921,203
Interest on long‑term debt	781,080	82,429	164,909	152,252	381,490
Pension obligations (a)	573,221	8,529	36,647	95,096	432,949
Post‑retirement obligations (a)	10,602	1,270	2,296	1,986	5,050
Workers’ compensation obligations (b)	17,959	4,420	5,516	3,111	4,912
Other long‑term obligations (c)	60,200	8,674	12,779	10,126	28,621
Financing obligations (d)	38,434	3,883	7,766	7,766	19,019
Other obligations:
Purchase obligations (e)	102,559	30,947	22,402	13,215	35,995
Operating leases (f)	78,028	11,152	20,190	15,506	31,180
Total (g)	$2,694,585	$151,304	$383,804	$299,058	$1,860,419

(a)

Pension and Post-retirement obligations do not take into account the tax‑deductibility of the payments. The timing of the payments of these obligations reflects actuarial estimates we believe to be reasonable.

(b)	Future expected workers’ compensation payments are based on undiscounted ultimate losses and are shown net of estimated recoveries.
(c)	Primarily deferred compensation, future lease obligations and indemnification obligation reserves related to disposed newspapers.
(d)	Financing obligations include the obligations related to our contribution and leaseback of certain property to the Pension Plan in fiscal year 2011. See further discussion in Note 7.
(e)	Primarily printing outsource agreements and capital expenditures for property, plant and equipment.
(f)	Excludes payments on leases included in financing obligation above.
(g)

The table excludes unrecognized tax benefits, and related penalties and interest, totaling $15.8 million because a reasonably reliable estimate of the timing of future payments, if any, cannot be determined. The table also excludes purchase commitments associated with the purchase of 30,000 metric tons of newsprint as the price is not determinable because it is based on the market price at the time of purchase.

Critical Accounting Policies

The accompanying MD&A is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are amortization and/or impairment of goodwill and other intangibles, pension and post‑retirement expenses, insurance reserves, and our accounting for income taxes. We believe the following critical accounting policies, in particular, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test. When available, and as appropriate, we use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a particular reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach) Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long‑term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, used to determine our discount rate, and through our stock price, used to determine our market capitalization. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units.

If we determine that the estimated fair value of any reporting unit is less than the reporting unit’s carrying value, then we proceed to the second step of the goodwill impairment analysis to measure the potential impairment charge. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. If goodwill on our Consolidated Balance Sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.

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

Based on our analysis, at December 28, 2014, the fair value of our reporting unit that primarily consists of operations in California, the Northwest and Texas, exceeded the carrying value by approximately 10.8%, and the fair value of the reporting unit that primarily consists of operations in the Southeast, Florida and the Midwest exceeded the carrying value by approximately 3.1%. Assumptions are highly subjective and sensitive to industry and our performance. A one percent increase or decrease in our assumptions used may cause us to perform a step two analysis.

Mastheads:

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year‑end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief from royalty approach that utilizes discounted cash flows to determine the fair value of each newspaper masthead. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each newspaper in determining the fair value of each newspaper masthead.

We performed our annual impairment tests on newspaper mastheads as of December 28, 2014, December 29, 2013 and December 30, 2012. As a result of our testing, we recorded a charge of $5.2 million and $5.3 million for masthead impairments in fiscal years 2014 and 2013, respectively, and no impairment charges were recorded in fiscal year 2012.

Other Intangible Assets:

Long‑lived assets such as other intangible assets are subject to amortization (primarily advertiser and subscriber lists) and are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. No impairment loss was recognized on intangible assets subject to amortization in fiscal years 2014, 2013 or 2012.

Pension and Post‑Retirement Benefits:

We have significant pension and post‑retirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected returns on plan assets. We are required to consider current market conditions, including changes in interest rates, in establishing these assumptions. Changes in the related pension and post‑retirement benefit costs or credits may occur in the future because of changes resulting from fluctuations in our employee headcount and/or changes in the various assumptions.

Current standards of accounting for defined benefit pension plans and post‑retirement benefit plans require recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) the funded status of a post‑retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. At December 28, 2014, net retirement obligations in excess of the retirement plans’ assets were $573.2 million. This amount included $128.9 million for non‑qualified plans that do not have assets and $444.3 for our qualified plan. At December 29, 2013, net retirement obligations in excess of the retirement plans’ assets were $416.6 million. This amount included $113.4 million for non‑qualified plans that do not have assets and $303.2 for our qualified plan.

We used discount rates of 4.36% to 5.06% and an assumed long‑term return on assets of 8.00% to calculate our retirement plan expenses in 2014.

For fiscal year 2014, a change in the weighted average rates would have had the following impact on our net benefit cost:

•	A decrease of 50 basis points in the long‑term rate of return would have increased our net benefit cost by approximately $6.7 million;
•	A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $0.4 million.

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

Insurance:

We are insured for workers’ compensation using both self‑insurance and large deductible programs. We rely on claims experience in determining an adequate provision for insurance claims.

We used a discount rate of 2.0% to calculate workers’ compensation reserves as of December 28, 2014. A decrease of 25 basis points in the discount rate would have had a $0.2 million effect on total workers’ compensation reserves. A 10% increase in the claims would have increased the total workers’ compensation reserves, net of estimated recoveries, by approximately $1.7 million.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Summary of Significant Accounting Policies”.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward‑looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in interest rates and credit risk. The disclosure is not meant to be a precise indicator of expected future losses but rather an indicator of reasonably possible losses. Our exposure to market risk primarily relates to discount rates used in our pension liabilities.

Interest Rate Risks in Our Debt Obligations

Substantially all of our outstanding debt is composed of fixed‑rate bonds and, therefore, is not subject to interest rate fluctuations.

Discount Rate Risks in Our Pension and Post‑Retirement Obligations

The discount rate used to measure our obligations under our qualified defined benefit pension plan is generally based upon long‑term interest rates on highly‑rated corporate bonds. Hence, changes in long‑term interest rates may have a significant impact on the funding position of our qualified defined pension plan. We estimate that a 1.0% increase or decrease in our discount rate could decrease or increase, respectively, our pension obligations by approximately $215 million to $225 million. Based on current interest rates, the amount of contributions due to the plan and the timing of the payments of these obligations are included in the table of contractual obligations above and reflect actuarial estimates we believe to be reasonable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheets of The McClatchy Company and subsidiaries (the "Company") as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2014. We also have audited the Company's internal control over financial reporting as of December 28, 2014, based on  criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects,  effective internal control over financial reporting as of December 28,  2014  based on the criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

Sacramento, California

March 13, 2015

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
	(52 weeks)	(52 weeks)	(53 weeks)
REVENUES — NET:
Advertising	$731,783	$822,128	$895,640
Audience	366,592	346,311	334,580
Other	48,177	46,409	49,624
	1,146,552	1,214,848	1,279,844
OPERATING EXPENSES:
Compensation	411,881	422,981	434,059
Newsprint, supplements and printing expenses	114,801	120,551	138,206
Depreciation and amortization	113,638	121,570	124,348
Other operating expenses	415,682	411,621	403,260
Asset impairments (see Note 1)	8,227	17,181	—
	1,064,229	1,093,904	1,099,873
OPERATING INCOME	82,323	120,944	179,971

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(127,503)	(135,381)	(151,334)
Interest income	254	53	88
Equity income in unconsolidated companies, net	19,084	42,651	31,935
Gains related to equity investments	705,247	—	—
Loss on extinguishment of debt, net	(72,777)	(13,643)	(88,430)
Gain on sale of Miami property	—	12,938	—
Other — net	579	541	79
	524,884	(92,841)	(207,662)
Income (loss) from continuing operations before income taxes	607,207	28,103	(27,691)
Income tax provision (benefit)	231,230	11,659	(23,725)
INCOME (LOSS) FROM CONTINUING OPERATIONS	375,977	16,444	(3,966)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(1,988)	2,359	3,822
NET INCOME (LOSS)	$373,989	$18,803	$(144)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$4.33	$0.19	$(0.05)
Income (loss) from discontinued operations	(0.02)	0.03	0.05
Net income (loss) per share	$4.31	$0.22	$—

Diluted:
Income (loss) from continuing operations	$4.26	$0.19	$(0.05)
Income (loss) from discontinued operations	(0.03)	0.03	0.05
Net income (loss) per share	$4.23	$0.22	$—

Weighted average number of common shares used
to calculate basic and diluted earnings per share:
Basic	86,797	86,201	85,744
Diluted	88,357	87,136	85,744

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Years Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
	(52 weeks)	(52 weeks)	(53 weeks)
NET INCOME (LOSS)	$373,989	$18,803	$(144)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unrealized net gain (loss) and other components of benefit plans, net of taxes of $73,922, $(117,853) and $88,622	(110,883)	176,779	(132,871)
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $546, $243 and $528	(819)	(364)	(791)
Other comprehensive income (loss)	(111,702)	176,415	(133,662)
Comprehensive income (loss)	$262,287	$195,218	$(133,806)

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 28,	December 29,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$220,861	$80,811
Trade receivables (net of allowances of $5,900 in 2014 and $6,040 in 2013)	144,565	167,490
Other receivables	36,780	10,757
Newsprint, ink and other inventories	19,491	26,539
Deferred income taxes	1,054	20,033
Assets held for sale	173	3,504
Other current assets	14,945	27,386
	437,869	336,520

Property, plant and equipment, net	404,238	458,705
Intangible assets:
Identifiable intangibles — net	410,915	465,966
Goodwill	996,115	1,013,002
	1,407,030	1,478,968
Investments and other assets:
Investments in unconsolidated companies	230,473	300,569
Other assets	74,305	42,873
	304,778	343,442
	$2,553,915	$2,617,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$28,548
Accounts payable	49,095	49,565
Accrued pension liabilities	8,529	33,418
Accrued compensation	32,912	38,636
Income taxes payable	186,805	1,362
Unearned revenue	62,035	67,377
Accrued interest	10,592	15,044
Other accrued liabilities	14,957	14,386
	364,925	248,336
Non-current liabilities:
Long-term debt	1,006,957	1,493,323
Deferred income taxes	26,162	153,339
Pension and postretirement obligations	574,024	394,209
Financing obligations	34,551	40,264
Other long-term obligations	43,911	47,778
	1,685,605	2,128,913
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 62,600,676 in 2014 and 61,544,524 in 2013)	626	615
Class B (authorized 60,000,000 shares, issued 24,585,962 in 2014 and 24,800,962 in 2013)	246	248
Additional paid-in capital	2,222,675	2,221,834
Accumulated deficit	(1,303,384)	(1,677,373)
Treasury stock at cost, 45,374 shares in 2014 and 11,207 shares in 2013	(175)	(37)
Accumulated other comprehensive loss	(416,603)	(304,901)
	503,385	240,386
	$2,553,915	$2,617,635

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$373,989	$18,803	$(144)
Less income (loss) from discontinued operations, net of tax	(1,988)	2,359	3,822
Income (loss) from continuing operations	375,977	16,444	(3,966)

Reconciliation to net cash from operating activities:
Depreciation and amortization	113,638	121,570	124,348
Loss on disposal of equipment	(918)	(1,914)	(988)
Contribution to qualified defined benefit pension plan	(25,000)	(7,600)	(40,000)
Retirement benefit expense	4,632	12,162	1,384
Stock-based compensation expense	3,479	3,481	3,517
Deferred income taxes	(32,233)	(9,774)	(9,548)
Equity income in unconsolidated companies	(19,084)	(42,651)	(31,935)
Gains related to equity investments	(705,247)	—	—
Distributions of income from equity investments	160,707	39,504	19,550
Loss on extinguishment of debt	72,777	13,643	88,430
Gain on disposal of Miami property	—	(12,938)	—
Asset impairments	8,227	17,181	—
Other	(4,137)	(3,865)	(133)
Changes in certain assets and liabilities:
Trade receivables	19,390	9,877	1,667
Inventories	3,822	3,534	(1,467)
Other assets	(111)	(391)	(4,432)
Accounts payable	(1,870)	1,085	(2,029)
Accrued compensation	(6,291)	(57)	4,442
Income taxes	186,208	3,745	(58,229)
Accrued interest	(4,452)	(3,631)	(31,011)
Other liabilities	(6,333)	(5,824)	(11,916)
Net cash provided by continuing operations	143,181	153,581	47,684
Net cash provided by (used in) discontinued operations	(37)	2,459	5,241
Net cash provided by operating activities	143,144	156,040	52,925
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,441)	(33,273)	(34,391)
Proceeds from sale of property, plant and equipment and other	10,301	4,703	1,925
Purchase of insurance-related deposits	(6,770)	—	—
Proceeds from redemption of certificates of deposit	—	2,210	—
Purchase of certificates of deposit	(33,483)	—	(2,222)
Proceeds from return of insurance-related deposit	—	6,400	—
Distributions from equity investments	1,621	2,932	19,050
Contribution to equity investments	(4,158)	(1,319)	(2,606)
Proceeds from sale of equity investments	607,942	—	—
Equity investments and other-net	—	(1,500)	—
Net cash provided by (used in) continuing operations	552,012	(19,847)	(18,244)
Net cash provided by (used in) discontinued operations	32,953	(200)	(397)
Net cash provided by (used in) investing activities	584,965	(20,047)	(18,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	—	910,000
Repurchase of public notes and related expenses	(584,366)	(165,549)	(900,481)
Payment of financing costs	—	—	(20,990)
Proceeds from financing obligation related to Miami transaction	—	—	6,000
Other	(3,693)	(2,721)	(1,745)
Net cash used in financing activities	(588,059)	(168,270)	(7,216)
Increase (decrease) in cash and cash equivalents	140,050	(32,277)	27,068
Cash and cash equivalents at beginning of period	80,811	113,088	86,020
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$220,861	$80,811	$113,088

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 25, 2011	$609	$248	$2,219,161	$(1,696,032)	$(347,654)	$(1,145)	$175,187
Net loss	—	—	—	(144)	—	—	(144)
Other comprehensive loss	—	—	—	—	(133,662)	—	(133,662)
Issuance of 942,250 Class A shares under stock plans	9	—	38	—	—	—	47
Stock compensation expense	—	—	3,523	—	—	—	3,523
Purchase of 454,860 shares of treasury stock	—	—	—	—	—	(1,171)	(1,171)
Retirement of 708,996 shares of treasury stock	(7)	—	(2,280)	—	—	2,287	—
Tax impact from stock plans	—	—	(1,279)	—	—	—	(1,279)
Balance at December 30, 2012	611	248	2,219,163	(1,696,176)	(481,316)	(29)	42,501
Net income	—	—	—	18,803	—	—	18,803
Other comprehensive income	—	—	—	—	176,415	—	176,415
Issuance of 1,030,750 Class A shares under stock plans	10	—	927	—	—	—	937
Stock compensation expense	—	—	3,523	—	—	—	3,523
Purchase of 580,219 shares of treasury stock	—	—	—	—	—	(1,793)	(1,793)
Retirement of 575,046 shares of treasury stock	(6)	—	(1,779)	—	—	1,785	—
Balance at December 29, 2013	615	248	2,221,834	(1,677,373)	(304,901)	(37)	240,386
Net income	—	—	—	373,989	—	—	373,989
Other comprehensive loss	—	—	—	—	(111,702)	—	(111,702)
Conversion of 215,000 Class B shares to Class A shares	2	(2)	—	—	—	—	—
Issuance of 2,391,100 Class A shares under stock plans	24	—	4,784	—	—	—	4,808
Stock compensation expense	—	—	3,507	—	—	—	3,507
Purchase of 1,594,115 shares of treasury stock	—	—	—	—	—	(7,603)	(7,603)
Retirement of 1,559,948 shares of treasury stock	(15)	—	(7,450)	—	—	7,465	—
Balance at December 28, 2014	$626	$246	$2,222,675	$(1,303,384)	$(416,603)	$(175)	$503,385

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

1.  SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a 21st century news and information publisher of well-respected publications such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News and Observer, and the (Fort Worth) Star-Telegram. We operate media companies in 28 U.S. markets in 14 states, providing each of our communities with high-quality news and advertising services in a wide array of digital and print formats. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol MNI.

We also own 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job website, CareerBuilder.com;  33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; as well as certain other digital company investments. See Note 3 for additional discussion.

Our fiscal year ends on the last Sunday in December. The year ended December 28, 2014, (“fiscal year 2014”) and the year ended December 29, 2013, (“fiscal year 2013”) both consist of 52-week periods. The year ended on December 30, 2012, (“fiscal year 2012”) consisted of a 53-week period.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our consolidated financial statements related to the presentation of Anchorage as a discontinued operation for all periods presented.

Revenue recognition

We recognize revenues (i) from advertising placed in a newspaper, a website and/or a mobile service over the advertising contract period or as services are delivered, as appropriate; (ii) from the sale of certain third party digital advertising products and services on a net basis, with wholesale fees reported as a reduction of the associated revenues; and (iii) for audience subscriptions as newspapers are delivered over the applicable subscription term. Audience revenues are recorded net of direct delivery costs for contracts that are not on a “fee-for-service” arrangement. Audience revenues on our “fee-for-service” contracts are recorded on a gross basis and associated delivery costs are recorded as other operating expenses.

We enter into certain revenue transactions, primarily related to advertising contracts and circulation subscriptions that are considered multiple element arrangements (arrangements with more than one deliverable). As such we must: (i) determine whether and when each element has been delivered; (ii) determine fair value of each element using the selling price hierarchy of vendor‑specific objective evidence of fair value, third party evidence or best estimated selling price, as applicable and (iii) allocate the total price among the various elements based on the relative selling price method.

In fiscal year 2014 we began reporting the wholesale fees associated with sales of certain third party digital advertising products and services on a net basis, as a reduction of the associated digital classified advertising revenues, rather than in other operating expenses, in our consolidated statements of operations. Amounts are not material to previously issued annual consolidated financial statements. There is no impact to operating income, operating cash flows, net income or net income per common share amounts associated with this change.

Other revenues are recognized when the related product or service has been delivered. Revenues are recorded net of estimated incentives, including special pricing agreements, promotions and other volume‑based incentives and net of sales

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

tax collected from the customer. Revisions to these estimates are charged to revenues in the period in which the facts that give rise to the revision become known.

Concentrations of credit risks

Financial instruments, which potentially subject us to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. As of December 28, 2014, substantially all of our cash and cash equivalents are in excess of the FDIC insured limits. We routinely assess the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of our customers, limits our concentration of risk with respect to trade accounts receivable. We have not experienced any losses related to amounts in excess of FDIC limits.

Allowance for doubtful accounts

We maintain an allowance account for estimated losses resulting from the risk that our customers will not make required payments. At certain of our newspapers we establish our allowances based on collection experience, aging of our receivables and significant individual account credit risk. At the remaining newspapers we use the aging of accounts receivable, reserving for all accounts due 90 days or longer, to establish allowances for losses on accounts receivable, however, if we become aware that the financial condition of specific customers has deteriorated, additional allowances are provided.

We provide an allowance for doubtful accounts as follows:

	Years Ended
	December 28,	December 29,	December 30,
(in thousands)	2014	2013	2012
Balance at beginning of year	$6,040	$5,920	$7,341
Charged to costs and expenses	9,305	8,481	6,089
Amounts written off	(9,229)	(8,361)	(7,510)
Disposition of discontinued operations	(216)	—	—
Balance at end of year	$5,900	$6,040	$5,920

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) or current market value. During fiscal year 2014, we recorded a $2.0 million write‑down of non-newsprint inventory.

Property, plant and equipment

Property, plant and equipment (“PP&E”) are recorded at cost. Additions and substantial improvements, as well as interest expense incurred during construction, are capitalized. Capitalized interest was not material in fiscal year 2014,  2013 or 2012. Expenditures for maintenance and repairs are charged to expense as incurred. When PP&E is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

Property, plant and equipment consisted of the following:

	December 28,	December 29,	Estimated
(in thousands)	2014	2013	Useful Lives
Land	$89,083	$97,631
Building and improvements	337,727	356,320	5	-	60	years
Equipment	691,289	741,648	2	-	25	years	(1)
Construction in process	2,696	10,529
	1,120,795	1,206,128
Less accumulated depreciation	(716,557)	(747,423)
Property, plant and equipment, net	$404,238	$458,705

(1)	Presses are 9 - 25 years and other equipment is 2 - 15 years

We record depreciation using the straight‑line method over estimated useful lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets and anticipated technological changes. Our depreciation expense was $60.7 million, $64.4 million and $66.3 million in fiscal years 2014,  2013 and 2012, respectively.

We review the carrying amount of long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include the decision to close a location or a significant decrease in the operating performance of the long‑lived asset. Long‑lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying amount. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in operating expenses in the consolidated statements of operations. The estimated fair value of the asset or asset group is based on the undiscounted discounted future cash flows of the asset or asset group. The asset group is defined as the lowest level for which identifiable cash flows are available.

During fiscal year 2014, we incurred $13.5 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to a newly purchased production facility. During fiscal year 2013, we incurred $11.4 million in accelerated depreciation (i) resulting from equipment formerly used in our Miami operations prior to the relocation of these operations, (ii) related to the production equipment associated with outsourcing our printing process at one of our newspapers and (iii) moving the printing operations for another newspaper.

Assets held for sale

During fiscal year 2014, we identified and began to actively market for sale one of our production facilities for a newspaper at which we outsourced our printing to a third party. These assets consisted primarily of undeveloped land and an office building. In connection with the classification to assets held for sale, the carrying value of the land and office building was reduced to their estimated fair value less selling costs, as determined based on the current market conditions and the selling prices. As a result, an impairment charge of $1.0 million was recorded in fiscal year 2014 and is included in asset impairments on the consolidated statements of operations. During fiscal year 2014,  we completed the sale of substantially all of our assets previously held for sale.

Investments in unconsolidated companies

We use the equity method of accounting for our investments in, and earnings or losses of, companies that we do not control but over which we do exert significant influence. We consider whether the fair values of any of our equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If we consider any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write‑down would be recorded to estimated fair value. See Note 2 for discussion of investments in unconsolidated companies.

Segment reporting

Our primary business is the publication of newspapers and related digital and direct marketing products. We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics,

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

products, customers and distribution methods. Each operating segment consists primarily of a group of newspapers reporting to segment managers. One operating segment consists primarily of our newspaper operations in California, the Northwest and Texas, while the other operating segment consists primarily of newspaper operations in the Southeast, Florida and the Midwest.

Goodwill and intangible impairment

We test for impairment of goodwill annually, at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two‑step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets for the market based approach. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. We determined that no impairment charge was required in fiscal years 2014,  2013 or 2012. Also see Note 4.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model, as discussed above, to determine the fair value of each newspaper masthead. We determined that an impairment charge of approximately $5.2 million and $5.3 million in fiscal years 2014 and 2013, respectively, was required. We determined that no impairment charge was required in fiscal year 2012. Also see Note 4 for greater detail of our intangible assets.

Long‑lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during fiscal years 2014,  2013 or 2012.

Stock‑based compensation

All stock‑based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their fair values. At December 28, 2014, we had two stock‑based compensation plans.

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

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

Long‑term debt.  The fair value of long‑term debt is determined using quoted market prices and other inputs that were derived from available market information including the current market activity of our publicly‑traded notes and bank debt, trends in investor demand and market values of comparable publicly‑traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual. At December 28, 2014,  both the estimated fair value and carrying value of long‑term debt were $1.0 billion.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non‑financial assets measured at fair value on a nonrecurring basis in the accompanying consolidated balance sheet as of December 28, 2014, were assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these were measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs.

Accumulated other comprehensive loss

We record changes in our net assets from non‑owner sources in our consolidated statements of stockholders’ equity. Such changes relate primarily to valuing our pension liabilities, net of tax effects.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 30, 2012	$(473,448)	$(7,868)	$(481,316)
Other comprehensive income (loss) before reclassifications	—	(364)	(364)
Amounts reclassified from AOCL	176,779	—	176,779
Other comprehensive income (loss)	176,779	(364)	176,415
Balance at December 29, 2013	$(296,669)	$(8,232)	$(304,901)
Other comprehensive income (loss) before reclassifications	—	(819)	(819)
Amounts reclassified from AOCL	(110,883)	—	(110,883)
Other comprehensive income (loss)	(110,883)	(819)	(111,702)
Balance at December 28, 2014	$(407,552)	$(9,051)	$(416,603)

	Amount Reclassified from AOCL (in thousands)
	Year Ended	Year Ended
	December 28,	December 29,	Affected Line in the
AOCL Component	2014	2013	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$(184,805)	$294,632	Compensation
	73,922	(117,853)	Provision (benefit) for income taxes
	$(110,883)	$176,779	Net of tax

Earnings per share (EPS)

Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options, restricted stock units and restricted stock and are computed using the treasury stock method. The weighted average anti‑dilutive stock options that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation consisted of the following:

	Years Ended
	December 28,	December 29,	December 30,
(shares in thousands)	2014	2013	2012
Anti-dilutive stock options	1,519	4,941	6,814

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual and interim periods beginning on or after December 15, 2014. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future transactions after adoption may be different than under current standards. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. It is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnotes disclosures in certain circumstances. It is effective for annual and interim periods beginning on or after December 15, 2016, with early adoption permitted. We do not believe the adoption of this guidance will have an impact on our consolidated financial statements.

2.  DIVESTITURE

On May 5, 2014, we completed the sale of the outstanding capital stock of Anchorage Daily News, Inc. (“Anchorage”) to an assignee of Alaska Dispatch Publishing, LLC for $34.0 million in cash. In accordance with the FASB Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” the financial results of Anchorage have been reported as a discontinued operation in our consolidated financial statements for the periods presented.

As of December 29, 2013, the major classes of Anchorage’s assets and liabilities were as follows:

December 29,
(in thousands)	2013
Current assets	$5,390
Property, plant and equipment, net	8,362
Goodwill and other assets	17,275
Total assets	$31,027

Current liabilities	$2,456
Non current liabilities	54
Total liabilities	$2,510

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

The following table summarizes the financial information for the Anchorage’s operations for fiscal years 2014, 2013 and 2012:

	Year Ended
	December 28,	December 29,	December 30,
(in thousands)	2014	2013	2012
Revenues	$9,071	$27,389	$29,795
Income (loss) from discontinued operations, before taxes	$(203)	$3,956	$6,165
Income tax provision	251	1,597	2,343
Income (loss) from discontinued operations, net of tax, before loss on sale	$(454)	$2,359	$3,822

Gain on sale of discontinued operations	$5,391	$—	$—
Income tax provision	6,925	—	—
Loss on sale of discontinued operations, net of tax	(1,534)	—	—
Income (loss) from discontinued operations, net of tax	$(1,988)	$2,359	$3,822

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

Our ownership interest and investment in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	December 28,	December 29,
Company	Interest	2014	2013
CareerBuilder, LLC	15.0	$226,965	$214,579
Classified Ventures, LLC (see discussion below)	—	—	73,692
Other	Various	3,508	12,298
		$230,473	$300,569

On April 1, 2014, Classified Ventures, LLC sold its Apartments.com business for $585 million. Accordingly, during fiscal year 2014, we recorded our share of the net gain of $144.2 million, before taxes as gains related to equity investments in our consolidated statements of operations.  On April 1, 2014, we received a cash distribution of $146.9 million from Classified Ventures, LLC, which is equal to our share of the net proceeds.

On October 1, 2014, we, along with Tribune Media Company, Graham Holdings Company and A. H. Belo Corporation (the “Selling Partners”) sold all of the Selling Partners’ ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that valued Classified Ventures, LLC at $2.5 billion. We recorded gain on sale of our ownership interest in Classified Ventures, LLC of $559.3 million, before taxes, during fourth quarter of fiscal year 2014. Our portion of the cash proceeds, net of transaction costs, was $631.8 million, or approximately $406 million, net of taxes. Pursuant to the sale agreement, $25.6 million of net proceeds is being held in escrow until October 1, 2015. Prior to the transaction closing, Classified Ventures, LLC distributed $6.0 million, representing our portion of their earnings. On October 1, 2014, we received our portion of the net cash proceeds, less the escrow amount, of $606.2 million. Upon the closing of the transaction, we entered into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets.

On May 7, 2014, we transferred our partnership interest in McClatchy-Tribune Information Services (“MCT”) to TCA News Service, LLC (“TCA”) for cash and future newswire content. Concurrently, we entered into a contributor agreement with MCT pursuant to which we both continue to be a contributor of newswire content to MCT for an agreed upon rate and we will receive newswire content from MCT or its successor at no cost for approximately 10 years. We recognized a $3.1 million intangible asset in the consolidated balance sheets with respect to the value of the content we will receive from MCT at no cost under these agreements, and a $1.7 million gain on sale of the equity investment in gains related to equity investments in the consolidated statements of operations.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

During fiscal years 2014 and 2013, we wrote‑down $7.8 million and $3.0 million, respectively, of certain unconsolidated investments. The write-down in fiscal year 2014 was primarily our interest in the Ponderay Newsprint Company.

We received dividends and other equity distributions from our investments in unconsolidated companies as follows:

	Years Ended
	December 28,	December 29,
(in thousands)	2014	2013
CareerBuilder, LLC	$6,750	$13,500
Classified Ventures, LLC	152,876	22,996
Other	2,700	5,940
	$162,326	$42,436

As described above, the $152.9 million in distributions from Classified Ventures, LLC includes distributions for $146.9 million from the sale of its Apartments.com business, as well as a distribution of $6.0 million prior to the sale of our ownership interest in Classified Ventures, LLC.

The $162.3 million in total distributions from our equity investments included $1.6 million, which exceeded the cumulative earnings from an investee and was considered a return of investment and therefore treated as an investing activity, and the remaining $160.7 million, which represented a return on investment, was shown as an operating activity in our consolidated statements of cash flows.

We have a 27% general partnership in Ponderay Newsprint Company (“Ponderay”) and we purchased some of our newsprint supply from Ponderay during fiscal years 2014,  2013 and 2012.

We have a 49.5% ownership interest The Seattle Times Company (“STC”).  Our investment in STC is zero as a result of accumulative losses in previous years exceeding our carrying value. No future income or losses from STC will be recorded until our carrying value on our balance sheet is restored through future earnings by STC.

We also incurred expenses related to the purchase of products and services provided by these companies, for the uploading and hosting of online advertising on behalf of our newspapers’ advertisers. We record these expenses for CareerBuilder, LLC and Classified Ventures, LLC as a reduction to the associated digital classified advertising revenues and expenses related to Ponderay are recorded in operating expenses. The following table summarizes expenses incurred for products and services provided by unconsolidated companies:

	Years Ended
	December 28,	December 29,	December 30,
(in thousands)	2014	2013	2012
CareerBuilder, LLC	$1,024	$1,109	$1,159
Classified Ventures, LLC	20,299	16,642	14,159
Ponderay (general partnership)	10,433	16,313	22,358

As of both December 28, 2014, and December 29, 2013, we had approximately $1.5 million payable collectively to CareerBuilder, LLC and Ponderay.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

The tables below present the summarized financial information, as provided to us by these investees, for our investments in unconsolidated companies on a combined basis:

	December 28,	December 29,
(in thousands)	2014	2013
Current assets	$359,349	$479,684
Noncurrent assets	577,837	608,267
Current liabilities	247,825	320,440
Noncurrent liabilities	180,764	277,518
Equity	508,597	489,993

	Years Ended
	December 28,	December 29,	December 30,
(in thousands)	2014	2013	2012
Net revenues	$1,368,593	$1,512,534	$1,427,657
Gross profit	1,155,091	1,262,104	1,179,819
Operating income	146,809	231,952	169,236
Net income	151,519	247,441	141,387

4.  INTANGIBLE ASSETS AND GOODWILL

Changes in identifiable intangible assets and goodwill consisted of the following:

	December 29,	Acquired	Disposition	Impairment	Amortization	December 28,
(in thousands)	2013	Adjustment	Adjustment	Charges	Expense	2014
Intangible assets subject to amortization	$835,461	$3,100	$(5,307)	$—	$—	$833,254
Accumulated amortization	(567,737)	—	5,307	—	(52,948)	(615,378)
	267,724	3,100	—	—	(52,948)	217,876
Mastheads	198,242	—	—	(5,203)	—	193,039
Goodwill	1,013,002	—	(16,887)	—	—	996,115
Total	$1,478,968	$3,100	$(16,887)	$(5,203)	$(52,948)	$1,407,030

	December 30,	Acquired	Disposition	Impairment	Amortization	December 29,
(in thousands)	2012	Adjustment	Adjustment	Charges	Expense	2013
Intangible assets subject to amortization	$834,961	$500	$—	$—	$—	$835,461
Accumulated amortization	(510,546)	—	—	—	(57,191)	(567,737)
	324,415	500	—	—	(57,191)	267,724
Mastheads	203,587	—	—	(5,345)	—	198,242
Goodwill	1,012,011	991	—	—	—	1,013,002
Total	$1,540,013	$1,491	$—	$(5,345)	$(57,191)	$1,478,968

During fiscal year 2014,  we sold Anchorage, resulting in the removal of the applicable intangible assets subject to amortization, accumulated amortization and goodwill from our consolidated balance sheet. In addition, in fiscal year 2014 we acquired an intangible asset related to an agreement we entered into with MCT under which we will receive MCT newswire content, at no cost, over approximately 10 years.

During fiscal year 2013, we completed a small acquisition, which is reflected in goodwill and intangible assets subject to amortization.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

Accumulated changes in indefinite lived intangible assets and goodwill as of December 28, 2014 and December 29, 2013, consisted of the following:

	December 28, 2014			December 29, 2013
	Original Gross	Accumulated	Carrying	Original Gross	Accumulated	Carrying
(in thousands)	Amount	Impairment	Amount	Amount	Impairment	Amount
Mastheads	$683,000	$(489,961)	$193,039	$683,000	$(484,758)	$198,242
Goodwill	3,571,111	(2,574,996)	996,115	3,587,998	(2,574,996)	1,013,002
Total	$4,254,111	$(3,064,957)	$1,189,154	$4,270,998	$(3,059,754)	$1,211,244

Amortization expense was $52.9 million, $57.2 million and $58.1 million in fiscal years 2014, 2013 and 2012, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2015	$48,357
2016	47,986
2017	48,907
2018	47,275
2019	23,769

5.  LONG‑TERM DEBT

All of our long‑term debt is in fixed rate obligations. As of December 28, 2014, and December 29, 2013, our outstanding long‑term debt consisted of senior secured notes and unsecured notes. If applicable, they are stated net of unamortized discounts totaling $25.5 million and $33.8 million as of December 28, 2014, and December 29, 2013,  respectively. The unamortized discounts resulted from recording assumed liabilities at fair value during a 2006 acquisition.

The face values of the notes, as well as the carrying values are as follows:

	Face Value at	Carrying Value
	December 28,	December 28,	December 29,
(in thousands)	2014	2014	2013
Notes:
9.00% senior secured notes due in 2022	$555,785	$555,785	$900,000
4.625% notes due in 2014	—	—	28,548
5.750% notes due in 2017	111,299	108,489	252,259
7.150% debentures due in 2027	89,188	84,076	83,684
6.875% debentures due in 2029	276,230	258,607	257,380
Long-term debt	$1,032,502	$1,006,957	$1,521,871
Less current portion		—	28,548
Total long-term debt, net of current		$1,006,957	$1,493,323

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

During fiscal year 2014, we retired $29.0 million of the 4.625% notes that matured on November 1, 2014.  During the year ended December 28, 2014, we repurchased a total of $494.2 million of notes through privately negotiated transactions, as follows:

(in thousands)	Face Value
9.00% senior secured notes due in 2022	$344,215
5.750% notes due in 2017	149,999
Total notes repurchased	$494,214

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $72.8 million,  $13.6 million and $88.4 million in fiscal years 2014, 2013 and 2012, respectively. During fiscal year 2014, we repurchased $494.2 million aggregate principal amount of various series of our outstanding notes. We repurchased these notes at a price higher than par value and wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $72.8 million in fiscal year 2014. During fiscal year 2013, we redeemed or repurchased $155.9 million aggregate principal amount of various series of our outstanding notes. We redeemed or repurchased these notes at a price higher than par value, wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $13.6 million in fiscal year 2013. During fiscal year 2012 we repurchased $70.5 million aggregate principal of outstanding notes in privately negotiated repurchases and $762.4 million in conjunction with the refinancing of certain notes. We repurchased most of the $70.5 million notes at a price lower than par value and wrote off historical discounts related to the notes we repurchased, which resulted in a gain on extinguishment of debt. This gain was offset by the write‑off of fees related to the refinancing of our revolving credit facility in the second quarter of fiscal year 2012 and the refinancing of our notes in the fourth quarter of fiscal year 2012.

Credit Agreement

In connection with the issuance of the 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”) discussed below, we entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated as of December 18, 2012. The Credit Agreement provided for $75.0 million in revolving credit commitments, with a $50.0 million letter of credit subfacility, and had a maturity date of December 18, 2017.

On October 21, 2014, we amended our Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the lending banks’ commitments from $75 million to $65 million, amend or eliminate certain covenant requirements and extend the maturity date by two years to December 18, 2019. The revised maintenance covenants are discussed under “Covenants under the Senior Debt Agreements” below. In addition, on October 21, 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of the LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

Our obligations under the Amended Credit Agreement are secured by a first‑priority security interest in certain of our assets as described below. As of December 28, 2014, there were $33.2 million face amount of letters of credit outstanding under the LC Agreement and no amounts drawn under the Amended Credit Agreement.

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

Senior Secured Notes and Indenture

In December 2012, our 9.00% Notes were issued in a private placement. In July 2013, the original 9.00% Notes (and associated guarantees) were exchanged for new 9.00% Notes (and associated guarantees) that had terms substantially identical to the original notes except that the 9.00% Notes issued in the exchange are not subject to transfer restrictions.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

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

In addition, we have granted a security interest to the banks that are a party to the Amended Credit Agreement and the trustee under the indenture governing the 9.00% Notes that include, but are not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any PP&E, leasehold interests and improvements with respect to such PP&E which would be reflected on our consolidated balance sheets or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

The financial covenants under the Amended Credit Agreement require us to comply with a maximum consolidated total leverage ratio measured quarterly. The Amended Credit Agreement eliminated a previously required minimum consolidated interest coverage ratio in the Credit Agreement. As of December 28, 2014, and for the remainder of the term of the Amended Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00. For purposes of the consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20 million. As of December 28, 2014, we were in compliance with all financial debt covenants.

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

Maturities

The following table presents the approximate annual maturities of outstanding long‑term debt as of December 28, 2014, based upon our required payments, for the next five years and thereafter:

Payments
Year	(in thousands)
2015	$—
2016	—
2017	111,299
2018	—
2019	—
Thereafter	921,203
Debt principal	$1,032,502

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

6.  INCOME TAXES

Income tax provision (benefit) consisted of:

	Years Ended
	December 28,	December 29,	December 30,
(in thousands)	2014	2013	2012
Current:
Federal	$233,247	$16,100	$2,523
State	30,216	5,108	(16,636)
Deferred:
Federal	(29,182)	(7,262)	(4,595)
State	(3,051)	(2,287)	(5,017)
Income tax provision (benefit)	$231,230	$11,659	$(23,725)

The effective tax rate expense (benefit) and the statutory federal income tax rate are reconciled as follows:

	Years Ended
	December 28,	December 29,	December 30,
(in thousands)	2014	2013	2012
Statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	3.0	12.3	5.4
Changes in estimates	—	—	0.2
Changes in unrecognized tax benefits	—	(6.0)	(43.8)
Settlements	(0.1)	(1.5)	(25.4)
Other	0.1	3.1	3.0
Stock compensation	0.1	(1.4)	9.9
Effective tax rate	38.1%	41.5%	(85.7)%

The components of deferred tax assets and liabilities consisted of the following:

	December 28,	December 29,
(in thousands)	2014	2013
Deferred tax assets:
Compensation benefits	$248,585	$187,516
State taxes	6,061	3,625
State loss carryovers	2,266	5,007
Other	4,508	4,727
Total deferred tax assets	261,420	200,875
Valuation allowance	(2,265)	(3,741)
Net deferred tax assets	259,155	197,134
Deferred tax liabilities:
Depreciation and amortization	195,616	213,159
Investments in unconsolidated subsidiaries	52,711	71,840
Debt discount	9,618	12,434
Deferred gain on debt	26,318	33,007
Total deferred tax liabilities	284,263	330,440
Net deferred tax liabilities	$25,108	$133,306

The valuation allowance relates to state net operating loss and capital loss carryovers, and decreased by $1.5 million in fiscal year 2014 and $0.4 million in fiscal year 2013.

As of December 28, 2014, we have net operating losses in various states totaling approximately $164.3 million. The net operating losses expire in various years between fiscal years 2020 and 2033 if not used.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

As of December 28, 2014, we had approximately $15.8 million of long‑term liabilities relating to uncertain tax positions consisting of approximately $13.0 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $2.7 million in gross accrued interest and penalties. If recognized, approximately $6.4 million of the net unrecognized tax benefits would impact the effective tax rate, with the remainder impacting other accounts, primarily deferred taxes. It is reasonably possible that a reduction of up to $3.9 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of statutes of limitations.

We record interest on unrecognized tax benefits as a component of interest expense, while penalties are recorded as part of income tax expense.  Related to the unrecognized tax benefits noted below, we recorded interest expense (benefit), of $0.1 million, ($0.7) million and ($11.7) million for fiscal years 2014, 2013 and 2012, respectively.  We also recorded penalty expense (benefit) of ($0.1) million and ($4.9) million during fiscal years 2014 and 2012, respectively.  During fiscal year 2013, our recorded penalty expense was immaterial. Accrued interest and penalties at December 28, 2014, December 29, 2013, and December 30, 2012, were approximately $2.7 million, $2.7 million and $3.5 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits consists of the following:

	Years Ended
	December 28,	December 29,	December 30,
(in thousands)	2014	2013	2012
Balance at beginning of fiscal year	$12,889	$8,649	$30,463
Increases based on tax positions in prior year	1	7,631	—
Decreases based on tax positions in prior year	(363)	(935)	(9,933)
Increases based on tax positions in current year	1,357	1,386	745
Settlements	(49)	(259)	(643)
Lapse of statute of limitations	(789)	(3,583)	(11,983)
Balance at end of fiscal year	$13,046	$12,889	$8,649

As of December 28, 2014, the following tax years and related taxing jurisdictions were open:

	Open	Years Under
Taxing Jurisdiction	Tax Year	Exam
Federal	2011-2014	—
California	2010-2014	—
Other States	2006-2014	2011-2012

7.  EMPLOYEE BENEFITS

We have a qualified defined benefit pension plan (“Pension Plan”) covering substantially all of our employees who began their employment prior to March 31, 2009. Effective March 31, 2009, the Pension Plan was frozen such that no new participants may enter the Pension Plan and no further benefits will accrue. However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide key employees hired prior to March 31, 2009, with additional retirement benefits. These plans are funded on a pay‑as‑you‑go basis and the accrued pension obligation is largely included in other long‑term obligations. We paid $8.5 million, $8.3 million and $8.2 million in fiscal years 2014, 2013 and 2012, respectively, for these plans. We also provide or subsidize certain life insurance benefits for employees.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

The following tables provide reconciliations of the pension and post‑ retirement benefit plans’ benefit obligations, fair value of assets and funded status as of December 28, 2014, and December 29, 2013:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,849,321	$2,073,218	$12,586	$15,932
Service cost	8,030	5,545	—	—
Interest cost	91,004	84,596	514	497
Plan participants’ contributions	—	—	267	586
Actuarial (gain)/loss	213,176	(214,353)	467	(754)
Gross benefits paid	(101,441)	(94,253)	(1,611)	(3,289)
Plan amendment	—	—	(1,621)	(386)
Administrative expenses	(8,183)	(5,432)	—	—
Benefit obligation, end of year	$2,051,907	$1,849,321	$10,602	$12,586

	Pension Benefits		Post-retirement Benefits
(in thousands)	2014	2013	2014	2013
Change in Plan Assets
Fair value of plan assets, beginning of year	$1,432,695	$1,358,877	$—	$—
Actual return on plan assets	122,133	157,614	—	—
Employer contribution	33,482	15,889	1,344	2,703
Plan participants’ contributions	—	—	267	586
Gross benefits paid	(101,441)	(94,253)	(1,611)	(3,289)
Administrative expenses	(8,183)	(5,432)	—	—
Fair value of plan assets, end of year	$1,478,686	$1,432,695	$—	$—

	Pension Benefits		Post-retirement Benefits
(in thousands)	2014	2013	2014	2013
Funded Status
Fair value of plan assets	$1,478,686	$1,432,695	$—	$—
Benefit obligations	(2,051,907)	(1,849,321)	(10,602)	(12,586)
Funded status and amount recognized, end of year	$(573,221)	$(416,626)	$(10,602)	$(12,586)

Amounts recognized in the consolidated balance sheets at December 28, 2014, and December 29, 2013, consists of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2014	2013	2014	2013
Current liability	$(8,529)	$(33,418)	$(1,270)	$(1,585)
Noncurrent liability	(564,692)	(383,208)	(9,332)	(11,001)
	$(573,221)	$(416,626)	$(10,602)	$(12,586)

Amounts recognized in accumulated other comprehensive income for the years ended December 28, 2014, and December 29, 2013, consist of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2014	2013	2014	2013
Net actuarial loss/(gain)	$701,408	$518,914	$(9,385)	$(11,041)
Prior service cost/(credit)	—	12	(12,768)	(13,436)
	$701,408	$518,926	$(22,153)	$(24,477)

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

The elements of retirement and post‑retirement costs are as follows:

	Years Ended
	December 28,	December 29,	December 30,
(in thousands)	2014	2013	2012
Pension plans:
Service Cost	$8,030	$5,545	$5,540
Interest Cost	91,004	84,596	91,898
Expected return on plan assets	(107,460)	(101,053)	(107,760)
Prior service cost amortization	12	14	14
Actuarial loss	16,009	25,557	12,687
Net pension expense	7,595	14,659	2,379
Net post-retirement benefit credit	(2,963)	(2,497)	(995)
Net retirement expenses	$4,632	$12,162	$1,384

Our discount rate was determined by matching a portfolio of long‑term, non‑callable, high quality bonds to the plans’ projected cash flows.

Weighted average assumptions used for valuing benefit obligations were:

	Pension Benefit		Post-retirement
	Obligations		Obligations
	2014	2013	2014	2013
Discount rate	4.24%	5.01%	3.69%	4.36%

Weighted average assumptions used in calculating expense:

	Pension Benefit Expense			Post-retirement Expense
	December 28,	December 29,	December 30,	December 28,	December 29,	December 30,
	2014	2013	2012	2014	2013	2012
Expected long-term return on plan assets	8.00%	8.00%	8.25%	N/A	N/A	N/A
Discount rate	5.01%	4.17%	5.31%	4.36%	3.39%	4.26% / 3.31%	(1)

(1)	4.26% for January 2012 to September 2012; 3.31% for October 2012 to December 2012 due to plan change.

As of December 28, 2014, a 1% increase in the assumed health care cost trend rate would increase the benefit obligation by $0.1 million and a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $0.1 million. As of December 29, 2013, a 1% increase in the assumed health care cost trend rate would increase the benefit obligation by $0.5 million and a 1% decrease in the assumed health care cost trend rate would decrease the benefit obligation by $0.5 million.

Contributions and Cash Flows

In August 2014, the federal Highway and Transportation Funding Act was enacted, which, in addition to funding the highway trust fund, also provided pension funding stabilization that reduced our minimum contribution requirements for the 2013-2017 plan years. The application of this new requirement reduced the funding requirements going back to 2013, which provided us with over funded credits that can be used to reduce our cash contributions in future periods. As a result of the enacted Highway and Transportation Funding Act, we do not expect to have a required cash minimum contribution, to the Pension Plan, in fiscal year 2015.

In fiscal year 2014, we contributed $25 million of cash to the Pension Plan.  In fiscal year 2013, we contributed $7.6 million of cash to the Pension Plan. In fiscal year 2012,  we contributed $40.0 million of cash to the Pension Plan.

The contribution and leaseback of certain properties in fiscal year 2011 was treated as a financing transaction and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss is

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

recognized on the contributions until the termination of the individual leases on those properties.  At the time of our contribution, our pension obligation was reduced and a long‑term and short‑term financing obligation was recorded. The financing obligation is reduced by a portion of the lease payments made to the Pension Plan each month. The balance of this obligation at December 28, 2014, was $34.6 million.

Expected benefit payments to retirees under our retirement and post‑retirement plans over the next 10 years are summarized below:

	Retirement	Post-retirement
(in thousands)	Plans (1)	Plans
2015	$98,178	$1,270
2016	100,455	1,188
2017	104,703	1,108
2018	107,539	1,031
2019	112,049	955
2020-2024	603,352	3,694
Total	$1,126,276	$9,246

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

Our assumed long‑term return on assets was developed using a weighted average return based upon the Pension Plan’s portfolio of assets and expected returns for each asset class, taking into account projected inflation, interest rates and market returns. The assumed return was also reviewed in light of historical and recent returns in total and by asset class.

As of December 28, 2014, the target allocations for the Pension Plan assets were 61% equity securities, 33% debt securities and 6% real estate securities. As of December 29, 2013, the target allocations for the Pension Plan assets were 60% equity securities, 28% debt securities, 7% real estate securities and 5% commodities.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

The table below summarizes the Pension Plan’s financial instruments that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above, as of the year ended December 28, 2014:

	2014
	Plan Assets
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,068	$—	$—	$1,068
Mutual funds	485,488	—	—	485,488
Corporate debt instruments	—	106	—	106
Common collective trusts	—	937,809	—	937,809
Real estate	—	—	47,579	47,579
Other	—	—	6,636	6,636
Total	$486,556	$937,915	$54,215	1,478,686
Pending trades				—
				$1,478,686

The table below summarizes changes in the fair value of the Pension Plan’s Level 3 investment assets held for the year ended December 28, 2014:

(in thousands)	Real Estate	Private Equity (1)	Total
Beginning Balance, December 29, 2013	$52,265	$7,167	$59,432
Purchases, issuances, sales, settlements	(3,312)	—	(3,312)
Realized gains (losses)	3,973	(16,153)	(12,180)
Transfer in or out of level 3	(3,973)	(483)	(4,456)
Unrealized gains (losses)	(1,374)	16,105	14,731
Ending Balance, December 28, 2014	$47,579	$6,636	$54,215

(1)

The activity within the unrealized gains (losses) and the realized gains (losses) relates to closing out two funds within the private equity funds. There was no impact to the total asset value of the private equity funds as a result of these transactions.

The table below summarizes the Pension Plan’s financial instruments that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above, as of the year ended December 29, 2013:

	2013
	Plan Assets
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$844	$—	$—	$844
Mutual fund	273,450	—	—	273,450
Corporate debt instruments	—	105	—	105
U.S. Government securities	—	112,530	—	112,530
Common collective trusts	—	980,317	—	980,317
Real estate	—	—	52,265	52,265
Other	—	—	7,167	7,167
Total	$274,294	$1,092,952	$59,432	1,426,678
Pending trades				6,017
				$1,432,695

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

The table below summarizes changes in the fair value of the Pension Plan’s Level 3 investment assets held for the year ended December 29, 2013:

(in thousands)	Real Estate	Private Equity	Total
Beginning Balance, December 30, 2012	$51,579	$6,408	$57,987
Purchases, issuances, sales, settlements	—	—	—
Realized gains	4,817	—	4,817
Transfer in or out of level 3	(4,817)	(167)	(4,984)
Unrealized gains	686	926	1,612
Ending Balance, December 29, 2013	$52,265	$7,167	$59,432

Cash and cash equivalents.  The carrying value of these items approximates fair value.

Mutual funds.  These investments are publicly traded investments, which are valued using the Net Asset Value (NAV). The NAV of the mutual funds is a quoted price in an active market. The NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund’s liabilities, expressed on a per‑share basis.

Corporate debt instruments.  The fair value of corporate debt instruments is based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar debt instruments, the fair value is based upon an industry valuation model, which maximizes observable inputs.

U.S. Government securities.  U.S. government securities primarily consist of investments in U.S. Treasury Bonds, Indexed Linked Bonds and Treasury Inflation Protected Securities. The fair value of U.S. government securities is based on quoted market prices when available or is based on yields currently available on comparable securities or on an industry valuation model, which maximizes observable inputs. As of December 28, 2014, no funds are held in U.S. Government securities.

Common collective trusts.  These investments are valued based on the NAV of the underlying investments and are provided by the fund issuers. NAV for these funds represent the quoted price in a non‑market environment. There are no restrictions on participants’ ability to withdraw funds from the common collective trusts.

Real estate.  On January 14, 2011, we contributed Company‑owned real property from seven locations to our Pension Plan. The Pension Plan obtained independent appraisals of the property, and based on these appraisals, the Pension Plan recorded the contribution at fair value on January 14, 2011. The properties are leased by us for our newspaper operations. The properties are managed on behalf of the Pension Plan by an independent fiduciary, and the terms of the leases between us and the Pension Plan were negotiated with the fiduciary. The property is valued by independent appraisals conducted under the direction of the independent fiduciary.

Other.  Other includes:

Private equity fund.  Private equity funds represent investments in limited partnerships, which invest in start‑up or other private companies. Fair value is estimated based on valuations of comparable public companies, recent sales of comparable private and public companies and discounted cash flow analysis of portfolio companies.

401(k) Plan

We have a deferred compensation plans (“401(k) plan”), which enables qualified employees to voluntarily defer compensation. The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance. We suspended our matching contributions to the 401(k) plan in fiscal year 2009 and as of December 28, 2014, we have not reinstated that benefit.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

8.  CASH FLOW INFORMATION

Cash paid during the fiscal years 2014, 2013 and 2012 for interest and income taxes were:

	Year Ended
	December 28,	December 29,	December 30,
(in thousands)	2014	2013	2012
Interest paid (net of amount capitalized) (1)	$121,375	$127,257	$173,742
Income taxes paid (net of refunds)	77,622	21,019	37,137

(1)	The fiscal year 2013 interest paid includes $30.0 million of interest accelerated as a result of the refinance of some of our notes, as discussed in Note 5.

Other non-cash investing activities from continuing operations, related to the recognition of an intangible asset during fiscal year 2014, was $3.1 million.

As of December 29, 2013, other non‑cash financing activities included the release of $238.1 million for the financing obligation related to the Miami property transaction because we no longer have a continuing involvement with the Miami property. As of December 29, 2013, other non‑cash investing activities included the release of $227.7 million from property, plant and equipment (“PP&E”), which also relates to the conclusion of the Miami property transaction.

We had $1.3 million, $0.2 million and $5.7 million of non‑cash financing activities related to purchases of PP&E on credit as of the end of fiscal years 2014, 2013 and 2012, respectively. We had $1.0 million of non‑cash financing activities related to financing costs for our 9.00% Notes issuance as of the end of fiscal year 2012.

9.  COMMITMENTS AND CONTINGENCIES

We have certain other obligations for various contractual agreements that secure future rights to goods and services to be used in the normal course of operations. These include purchase commitments for printing outsource agreements, planned capital expenditures, lease commitments and self‑ insurance obligations.

The following table summarizes our minimum annual contractual obligations as of December 28, 2014:

	Payments Due By Period
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Purchase obligations (1)	$30,947	$13,526	$8,876	$6,614	$6,601	$35,995	$102,559
Operating leases (2)
Lease obligations	11,152	10,535	9,655	8,431	7,075	31,180	78,028
Sublease income	(2,018)	(1,442)	(737)	(421)	(296)	(698)	(5,612)
Net lease obligation	9,134	9,093	8,918	8,010	6,779	30,482	72,416
Workers’ compensation obligations (3)	4,420	3,171	2,345	1,743	1,368	4,912	17,959
Total (4)	$44,501	$25,790	$20,139	$16,367	$14,748	$71,389	$192,934

(1)

Represents our purchase obligations primarily related to printing outsource agreements and capital expenditures for property, plant and equipment expiring at various dates through 2028. As of December 28, 2014,  this table excludes a fiscal year 2015 purchase commitment of 30,000 metric tons of newsprint from SP Fiber Technologies because it is based on the market price at time of purchase.

(2)

Represents minimum rental commitments under operating leases with non‑cancelable terms in excess of one year and sublease income from leased space. We rent certain facilities and equipment under operating leases expiring at various dates through 2028. Total rental expense, included in other operating expenses, from continuing operations amounted to $12.5 million, $11.2 million and $12.5 million in fiscal years 2014, 2013 and 2012, respectively. Most of the leases provide that we pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

leases have built in escalation clauses. We sublease office space to other companies under noncancellable agreements that expire at various dates through 2023. Sublease income from operating leases totaled $2.2 million, $3.9 million and $3.8 million in fiscal years 2014, 2013 and 2012, respectively.

(3)

Represents the expected insurance payments of undiscounted ultimate losses, net of estimated insurance recoveries of approximately $2.6 million, and is based on our historical payment patterns. We retain the risk for workers’ compensation resulting from uninsured deductibles per accident or occurrence that are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. For the year ended December 28, 2014, we compiled our historical data pertaining to the self‑insurance experiences and actuarially developed the ultimate loss associated with our self‑insurance programs for workers’ compensation liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs. The undiscounted ultimate losses of all our self‑insurance reserves related to our workers’ compensation liabilities, net of insurance recoveries at December 28, 2014 and December 29, 2013, were $18.0 million and $18.7 million, respectively. We discount the net amount above to present value using an approximate risk‑free rate over the average life of our insurance claims. For the years ended December 28, 2014 and December 29, 2013, the discount rate used was 2.0% and 1.9%, respectively. The present value of all self‑insurance reserves, net of estimated insurance recoveries, for our workers’ compensation liability recorded at December 28, 2014 and December 29, 2013, was $17.5 million and $18.7 million, respectively.

Legal Proceedings and other contingent claims

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

The court in the Sacramento case has trifurcated the trial into three separate phases: the first phase addressed independent contractor status, the second phase will address liability, if any, and the third phase will address damages, if any. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors. We objected to the tentative decision but the court ultimately adopted it as final. The court has not yet established a date for the second and third phases of trial concerning whether The Sacramento Bee is liable to the carriers in the class for mileage reimbursement or owes any damages.

The court in the Fresno case has bifurcated the trial into two separate phases: the first phase will address independent contractor status and liability for mileage reimbursement and the second phase will address damages, if any. The first phase of the Fresno case began in the fourth quarter of fiscal year 2014 and is expected to be concluded in late March 2015.

We are defending these actions vigorously and expect that we will ultimately prevail. As a result, we have not established a reserve in connection with the cases. While we believe that a material impact on our condensed consolidated financial position, results of operations or cash flows from these claims is unlikely, given the inherent uncertainty of litigation, a possibility exists that future adverse rulings or unfavorable developments could result in future charges that could have a material impact. We have and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and make appropriate adjustments to such estimates based on experience and developments in litigation.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

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

We have certain indemnification obligations related to the sale of assets including but not limited to insurance claims and multi‑employer pension plans of disposed newspaper operations. We believe the remaining obligations related to disposed assets will not be material to our financial position, results of operations or cash flows.

As of December 28, 2014, we had $33.2 million of standby letters of credit secured under the LC Agreement (see Note 5 for further discussion).

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

Class B Common Stock is convertible at the option of the holder into Class A Common Stock on a share‑for‑share basis. During fiscal year 2014, 215,000 Class B Common Shares were converted to Class A Common Shares at the request of a holder.

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

Stock Plans

During fiscal year 2014, we had two stock‑based compensation plans, which are described below.

We have a stock incentive plan (the “2004 Plan”) that reserved 9,000,000 Class A Common shares for issuance to key employees and outside directors. The options vested in installments over four years, and once vested are exercisable up to 10 years from the date of grant. In addition, the 2004 Plan permitted the following type of incentive awards in addition to common stock, stock options and stock appreciation rights (“SARs”): restricted stock, unrestricted stock, stock units and dividend equivalent rights. The 2004 Plan was frozen in May 2012.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

In May 2012 the shareholders approved The McClatchy Company 2012 Omnibus Incentive Plan (“2012 Plan”) to replace the 2004 Plan, for all future awards. The 2012 Plan provided that the Class A Common Stock available for issuance equal to 5,000,000 shares plus the number of shares available for future awards under the 2004 Plan as of the date of May 16, 2012 (the shareholder meeting date) plus the number of shares subject to awards outstanding under the 2004 Plan as of May 16, 2012, which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares. The 2012 Plan generally provides for granting of stock options or SARs only at an exercise price at least equal to fair market value on the grant date; a 10-year maximum term for stock options and SARs; no repricing of stock options or SARs without prior shareholder approval; and no reload or “evergreen” share replenishment features.

Stock Plans Activity

In fiscal year 2014, we granted 15,000 shares of Class A Common Stock to each non‑employee director, resulting in the issuance of 150,000 shares from the 2012 Plan. In fiscal year 2013, we granted 15,000 shares of Class A Common Stock to each non‑employee director, resulting in the issuance of 165,000 shares from the 2012 Plan.

We granted restricted stock units (“RSUs”) at fair market value on the date of grant to certain key employees from the 2012 Plan as summarized below. The RSUs generally vest three years after grant date but terms of each grant is at the discretion of the compensation committee of the board of directors.

The following table summarizes the RSUs stock activity:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 25, 2011	1,445,000	$3.73
Granted	1,082,000	$2.59
Vested	(765,000)	$3.42
Forfeited	(660,000)	$3.48
Nonvested — December 30, 2012	1,102,000	$2.98
Granted	483,150	$2.46
Vested	(320,000)	$4.08
Forfeited	(33,500)	$2.48
Nonvested — December 29, 2013	1,231,650	$2.50
Granted	856,950	$4.61
Vested	(717,150)	$2.92
Forfeited	(41,900)	$2.93
Nonvested — December 28, 2014	1,329,550	$3.62

As of December 28, 2014, the total fair value of the RSUs that vested during the period was $3.4 million. As of December 28, 2014, there were $2.9 million of unrecognized compensation costs for nonvested RSUs, which are expected to be recognized over 2.0 years.

When SARs are granted they are granted at fair market value on the date of grant to certain key employees from the 2012 Plan. The SARs generally vest four years after grant date but terms of each grant is at the discretion of the compensation committee of the board of directors.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

Outstanding options and SARs are summarized as follows:

		Weighted	Aggregate
	Options/	Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 25, 2011	6,723,250	$22.01	$874
Granted	1,017,500	$2.76
Exercised	(27,250)	$1.70	$33
Forfeited	(1,217,750)	$54.52
Expired	(301,250)	$48.33
Outstanding December 30, 2012	6,194,500	$11.45	$1,846
Granted	775,000	$2.46
Exercised	(545,750)	$1.72	$847
Forfeited	(58,500)	$3.30
Expired	(254,750)	$48.97
Outstanding December 29, 2013	6,110,500	$9.69	$2,384
Granted	—	$—
Exercised	(1,678,250)	$2.86	$3,138
Forfeited	(67,250)	$3.38
Expired	(516,250)	$35.74
Outstanding December 28, 2014	3,848,750	$9.28	$1,542
Vested and Expected to Vest December 28, 2014	3,763,184	$9.43	$1,467
Options exercisable:
December 30, 2012	3,826,250		$1,335
December 29, 2013	3,983,875		$1,306
December 28, 2014	2,719,750		$716

As of December 28, 2014, there were $0.8 million of unrecognized compensation costs related to options and SARs granted under our plans. The cost is expected to be recognized over a weighted average period of 1.7 years.

The following tables summarize information about stock options and SARs outstanding in the stock plans at December 28, 2014:

		Average
		Remaining	Weighted		Weighted
Range of Exercise	Options/SARs	Contractual	Average	Options/SARs	Average
Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$1.70 – $9.07	2,578,250	6.17	$3.05	1,449,250	$3.22
$9.73 – $35.94	951,000	2.10	$13.19	951,000	$13.19
$40.95 – $73.36	319,500	1.57	$47.93	319,500	$47.93
Total	3,848,750	4.78	$9.28	2,719,750	$11.96

The weighted average remaining contractual life of options exercisable at December 28, 2014, was 3.7 years. The weighted average remaining contractual life of options vested and expected to vest at December 28, 2014, was 4.7 years. The fair value of the stock options and SARs granted in fiscal years 2013 and 2012 were estimated on the date of grant using a Black‑Scholes option valuation model that used the assumptions noted in the following table. The expected life of the options represents the period of time that options granted were expected to be outstanding using the historical exercise behavior of employees. The expected dividend yield was based on historical dividends declared per year, giving consideration for any anticipated change and the estimated stock price over the expected life of the options based on historical experience. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life for shares granted. The risk‑free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. We did not grant any SARs in fiscal year 2014.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

	2013	2012
Expected life in years	4.51	6.52
Dividend yield	NIL	NIL
Volatility	1.08	0.9
Risk-free interest rate	0.76%	1.22%
Weighted average exercise price of options/SARs granted	$2.46	$2.76
Weighted average fair value of options/SARs granted	$1.85	$2.09

Stock‑Based Compensation

Total stock‑based compensation expense consisted of the following:

	Years Ended
	December 28,	December 30,	December 30,
(in thousands)	2014	2013	2012
Stock-based compensation expense	$3,479	$3,481	$3,517

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Our business is somewhat seasonal with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the holiday seasons. The first and third quarters are historically the slowest quarters for revenues and profits. Our quarterly results are summarized as follows:

	Quarters Ended
(in thousands, except per share	March 30,	June 29,	September 28,	December 28,
amounts)	2014 (1) (2)	2014 (2)	2014 (2)	2014
Net revenues	$276,171	$287,391	$272,899	$310,091
Operating income (loss)	$(4,698)	$27,307	$18,550	$41,164
Income (loss) from continuing operations	$(16,062)	$91,648	$(2,619)	$303,010
Income (loss) from discontinued operations	220	(1,699)	(141)	(368)
Net income (loss)	$(15,842)	$89,949	$(2,760)	$302,642

Income (loss) from continuing operations per share - diluted	$(0.18)	$1.03	$(0.03)	$3.45
Income (loss) from discontinued operations per share - diluted	—	(0.01)	—	(0.01)
Net income (loss) per share - diluted	$(0.18)	$1.02	$(0.03)	$3.44

	Quarters Ended
(in thousands, except per share	March 31,	June 30,	September 29,	December 29,
amounts)	2013 (1)	2013	2013	2013
Net revenues	$288,637	$301,608	$287,046	$337,557
Operating income	$19,817	$30,157	$26,695	$44,275
Income (loss) from continuing operations	$(13,197)	$10,961	$6,736	$11,944
Income from discontinued operations	456	791	529	583
Net income (loss)	$(12,741)	$11,752	$7,265	$12,527

Income (loss) from continuing operations per share - diluted	$(0.15)	$0.13	$0.07	$0.13
Income from discontinued operations per share - diluted	—	0.01	0.01	0.01
Net income (loss) per share - diluted	$(0.15)	$0.14	$0.08	$0.14

(1)

Amounts have been adjusted from those previously reported on Forms 10-Q to reflect the discontinued operations associated with Anchorage, which was sold during the quarter ended June 29, 2014. For the quarter ended March 30,

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER  28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012

2014, $6.4 million and $0.4 million were adjusted from those previously reported amounts for net revenues and operating loss, respectively. For the quarter ended March 31, 2013, $6.5 million and $0.8 million were adjusted from those previously reported amount for net revenues and operating income, respectively.

(2)

Net revenues and other operating expenses included within operating income (loss) have been reduced by $4.7 million, $4.6 million and $4.5 million for quarters ended September 28, 2014, June 29, 2014 and March 30, 2014, respectively, to correct the presentation of advertising sales related to certain third-party digital advertising products and services previously reported on a gross basis to a net basis, with wholesale fees reported as a reduction of the associated digital advertising revenues instead of other operating expenses. We believe the correction is not material to our previously issued interim and annual consolidated financial statements.

The following are significant activities in fiscal year 2014:

•

During the quarter ended June 29, 2014, we recognized gains related to our sale of MCT for $1.7 million before taxes and from our portion of the sale of Apartments.com by Classified Ventures, LLC for $144.2 million before taxes as described in Note 3.

•

During the quarter ended December 28, 2014, we recognized a gain on the sale of our ownership interest in Classified Ventures, LLC for $559.3 million before taxes as described in Note 3, write-downs of certain equity investments for $7.8 million as described in Note 3, masthead impairment charges of $5.2 million as described in Note 1, and loss on extinguishment of debt of $72.8 million as described in Note 5.

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
•

During the quarter ended December 29, 2013, we recognized $5.3 million in masthead impairment charges, $11.9 million in real property and land impairment charges, $11.4 million in accelerated depreciation on production equipment and $3.0 million in write‑downs of certain other unconsolidated investments. See Notes 1 and 3.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a ‑ 15(e) or 15d ‑ 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10‑K. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at that time to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission Rules and Forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934, as amended Rules 13a‑15(f). The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s financial statements presented in accordance with generally accepted accounting principles in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company’s internal control over financial reporting was effective as of December 28, 2014.

The McClatchy Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears in Item 8 – “Financial Statements and Supplementary Data”

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 28, 2014.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 28, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 28, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 28, 2014.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 28, 2014.

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

THE MCCLATCHY COMPANY

(Registrant)

President, Chief Executive Officer and Director
/s/ Patrick J. Talamantes Patrick J. Talamantes, President, Chief Executive Officer and Director
March 13, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. Talamantes Patrick J. Talamantes	President, Chief Executive Officer And Director (Principal Executive Officer)	March 13, 2015

/s/ R. Elaine Lintecum R. Elaine Lintecum	Vice President‑Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2015

/s/ Lawrence D. Edgar Lawrence D. Edgar	Controller (Principal Accounting Officer)	March 13, 2015

/s/ Kevin S. McClatchy Kevin S. McClatchy	Chairman of the Board	March 13, 2015

/s/ Elizabeth Ballantine Elizabeth Ballantine	Director	March 13, 2015

/s/ Leroy Barnes, Jr. Leroy Barnes, Jr.	Director	March 13, 2015

/s/ Molly Maloney Evangelisti Molly Maloney Evangelisti	Director	March 13, 2015

/s/ Kathleen Foley Feldstein Kathleen Foley Feldstein	Director	March 13, 2015

/s/ Craig I. Forman Craig I. Forman	Director	March 13, 2015

/s/ Brown McClatchy Maloney Brown McClatchy Maloney	Director	March 13, 2015

/s/ William B. McClatchy William B. McClatchy	Director	March 13, 2015

/s/ Clyde W. Ostler Clyde W. Ostler	Director	March 13, 2015

/s/ Frederick R. Ruiz Frederick R. Ruiz	Director	March 13, 2015

INDEX OF EXHIBITS

(Item 15 (a) 3.)

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date
3.1	The Company’s Restated Certificate of Incorporation, dated June 26, 2006	10‑Q	3.1	June 25, 2006
3.2	The Company’s Bylaws as amended and restated effective March 20, 2012	8‑K	3.1	March 22, 2012
10.1	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement	8‑K	10.3	September 30, 2008
10.2	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent	8‑K	10.2	September 30, 2008
10.3	Commitment Reduction and Amendment and Restatement Agreement, dated as of June 22, 2012, among the Company and Bank of America, N.S., as Administrative Agent	8‑K	10.1	June 25, 2012
10.4	Third Amended and Restated Credit Agreement dated December 18, 2012, among the Company, the lenders from time to time party thereto, and Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8‑K	10.1	December 20, 2012
10.5	Amendment No. 1 to the Third Amended and Restated Credit Agreement and Amendment No. 1 to the Security Agreement, dated October 21, 2014, between the Company and Bank of America, N.A., as Administrative Agent.	8‑K	10.1	October 23, 2014
10.6	Collateralized Issuance and Reimbursement Agreement, dated October 21, 2014, between the Company and Bank of America, N.A	8-K	10.2	October 23, 2014
10.7	Indenture, dated as of November 4, 1997, between Knight‑ Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, [Knight‑Ridder’s Registration Statement on Form S‑3]	S‑3	4.1	October 10, 1997
10.8	First Supplemental Indenture, dated as of June 1, 2001, Knight‑ Ridder, Inc.; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4	June 1, 2001
10.9	Second Supplemental Indenture, dated as of November 1, 2004, among Knight‑Ridder, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4.1	November 4, 2004

10.10		Third Supplemental Indenture, dated as of August 16, 2005, among Knight‑Ridder, Inc., JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4.1	August 22, 2005
10.11		Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight‑Ridder Inc.	10‑Q	10.4	June 25, 2006
10.12		Indenture dated December 18, 2012, among The McClatchy Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A. relating to the 9.00% Senior Secured Notes due 2022	8‑K	4.2	December 20, 2012
10.13		Registration Rights Agreement dated December 18, 2012, between The McClatchy Company and J.P. Morgan Securities LLC, relating to the 9.00% Senior Secured Notes due 2022	8‑K	4.3	December 20, 2012
10.14		Purchase and Sale Agreement Between the Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011	10‑Q	10.42	June 26, 2011
10.15	*	The McClatchy Company Management Objective Plan Description.	10‑K	10.4	December 30, 2000
10.16	*	Amended and Restated Supplemental Executive Retirement Plan	10‑K	10.4	December 29, 2002
10.17	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan	8‑K	10.1	February 10, 2009
10.18	*	Amended and Restated McClatchy Company Benefit Restoration Plan	8‑K	10.1	July 29, 2011
10.19	*	Amended and Restated McClatchy Company Bonus Recognition Plan	8‑K	10.2	July 29, 2011
10.20	*	The Company’s 2004 Stock Incentive Plan, as amended and restated	10‑Q	10.25	June 29, 2008
10.21	*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement	8‑K	99.1	December 16, 2004
10.22	*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan	8‑K	99.1	January 28, 2005
10.23	*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan	8‑K	10.1	December 18, 2009
10.24	*	The McClatchy Company 2012 Omnibus Incentive Plan	DEF 14A	Appendix A	April 2, 2012
10.25	*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8‑K	10.3	May 18, 2012
10.26	*	Form of Stock Appreciation Right Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8‑K	10.2	May 18, 2012

10.27	*	Employment Agreement between the Company and Patrick Talamantes dated February 6, 2015	8‑K	10.1	February 6, 2015

10.28	*	Employment Agreement between the Company and Patrick Talamantes dated May 16, 2012 (corrected)	8‑K	10.2	February 6, 2015

10.29	*	2012 Senior Executive Retention Bonus Plan	8‑K	10.4	May 18, 2012
10.30	*	Form of Indemnification Agreement between the Company and each of its officers and directors	8‑K	99.1	May 23, 2005

10.31		Unit Purchase Agreement by and among Classified Ventures, LLC, Gannett Co., Inc., Tribune Media Company, The McClatchy Company, Graham Holdings Company, and A. H. Belo, and certain of their respective wholly-owned subsidiaries, dated August 5, 2014	8‑K	10.1	August 6, 2014
10.32		Purchase Agreement for 9.00% Senior Secured Notes due 2022 and 5.75% Notes due 2017 between Chatham Asset Management, LLC and The McClatchy Company, dated November 5, 2014

10.33		Purchase Agreement for 9.00% Senior Secured Notes due 2022 and 5.75% Notes due 2017 between Leon G. Cooperman and Omega Charitable Partners, L.P. and The McClatchy Company, dated November 5, 2014
12		Computation of Earnings to Fixed Charges
21		Subsidiaries of the Company
23		Consent of Deloitte & Touche LLP
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of Ernst & Young LLP
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a‑14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a‑14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
99.1

Consolidated balance sheets of Classified Ventures, LLC as of October 1, 2014 and December 31, 2013 and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the period ended October 1, 2014 and each of the two years ended December 31, 2013 and Independent Auditor’s Report as it relates to 2013.

99.2

Consolidated balance sheet of CareerBuilder, LLC as of December 31, 2014 and December 31, 2013 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years ended December 31, 2014 and Report of Independent Auditors as it relates to 2013.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Compensation plans or arrangements for the Company’s executive officers and directors

**Furnished, not filed