Form 10-Q
period 2015-03-29
MCCLATCHY CO
filed 2015-05-07
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2015

or

◻                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ◻	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes   No ☒

As of April 27, 2015, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	62,770,799
Class B Common Stock	24,585,962

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In thousands, except per share amounts)

	Three Months Ended
	March 29,	March 30,
	2015	2014
REVENUES — NET:
Advertising	$151,247	$175,602
Audience	93,209	88,953
Other	12,722	11,616
	257,178	276,171
OPERATING EXPENSES:
Compensation	106,672	108,552
Newsprint, supplements and printing expenses	24,776	27,277
Depreciation and amortization	23,663	40,295
Other operating expenses	103,225	104,745
	258,336	280,869
OPERATING LOSS	(1,158)	(4,698)

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(22,338)	(33,412)
Interest income	63	4
Equity income in unconsolidated companies, net	3,867	9,558
Gains related to equity investments	633	—
Other — net	(66)	62
	(17,841)	(23,788)
Loss from continuing operations before income taxes	(18,999)	(28,486)
Income tax benefit	(7,653)	(12,424)
LOSS FROM CONTINUING OPERATIONS	(11,346)	(16,062)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	220
NET LOSS	$(11,346)	$(15,842)

Net income (loss) per common share:
Basic:
Loss from continuing operations	$(0.13)	$(0.19)
Income from discontinued operations	—	0.01
Net loss per share	$(0.13)	$(0.18)

Diluted:
Loss from continuing operations	$(0.13)	$(0.19)
Income from discontinued operations	—	0.01
Net loss per share	$(0.13)	$(0.18)

Weighted average number of common shares used
to calculate basic and diluted earnings per share:
Basic	87,207	86,475
Diluted	87,207	86,475

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited; In thousands)

	Three Months Ended
	March 29,	March 30,
	2015	2014
NET LOSS	$(11,346)	$(15,842)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unrealized net gain and other components of benefit plans, net of taxes of $(1,921) and $(1,254)	2,881	1,882
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $165 and $(484)	(247)	725
Other comprehensive income	2,634	2,607
Comprehensive loss	$(8,712)	$(13,235)

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; In thousands, except share amounts)

	March 29,	December 28,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$73,542	$220,861
Trade receivables (net of allowances of $4,824 in 2015 and $5,900 in 2014)	113,252	144,565
Other receivables	37,053	36,780
Newsprint, ink and other inventories	20,850	19,491
Deferred income taxes	1,054	1,054
Assets held for sale	7,738	173
Other current assets	17,748	14,945
	271,237	437,869

Property, plant and equipment, net	387,865	404,238
Intangible assets:
Identifiable intangibles — net	398,775	410,915
Goodwill	996,115	996,115
	1,394,890	1,407,030
Investments and other assets:
Investments in unconsolidated companies	233,944	230,473
Other assets	62,365	62,160
	296,309	292,633
	$2,350,301	$2,541,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,239	$49,095
Accrued pension liabilities	8,529	8,529
Accrued compensation	30,668	32,912
Income taxes payable	9,782	186,805
Unearned revenue	66,075	62,035
Accrued interest	18,362	10,592
Other accrued liabilities	16,273	14,957
	192,928	364,925
Non-current liabilities:
Long-term debt	995,890	994,812
Deferred income taxes	18,553	26,162
Pension and postretirement obligations	568,955	574,024
Financing obligations	33,945	34,551
Other long-term obligations	43,973	43,911
	1,661,316	1,673,460
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 62,955,176 in 2015 and 62,600,676 in 2014)	630	626
Class B (authorized 60,000,000 shares, issued 24,585,962 in 2015 and 2014)	246	246
Additional paid-in capital	2,224,385	2,222,675
Accumulated deficit	(1,314,730)	(1,303,384)
Treasury stock at cost, 187,313 shares in 2015 and 45,374 shares in 2014	(505)	(175)
Accumulated other comprehensive loss	(413,969)	(416,603)
	496,057	503,385
	$2,350,301	$2,541,770

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In thousands)

	Three Months Ended
	March 29,	March 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,346)	$(15,842)
Less income from discontinued operations, net of tax	—	220
Loss from continuing operations	(11,346)	(16,062)

Reconciliation to net cash from operating activities:
Depreciation and amortization	23,663	40,295
Loss on disposal of equipment (including asset impairments)	70	886
Contribution to qualified defined benefit pension plan	—	(25,000)
Retirement benefit expense	2,493	1,158
Stock-based compensation expense	1,714	946
Equity income in unconsolidated companies	(3,867)	(9,558)
Gains related to equity investments	(633)	—
Distributions of income from equity investments	—	810
Other	(1,706)	(1,115)
Changes in certain assets and liabilities:
Trade receivables	31,313	40,030
Inventories	(1,359)	(606)
Other assets	(3,413)	(2,135)
Accounts payable	(5,856)	(4,094)
Accrued compensation	(2,244)	3,501
Income taxes	(186,231)	(17,021)
Accrued interest	7,770	13,661
Other liabilities	5,185	1,276
Net cash provided by (used in) continuing operations	(144,447)	26,972
Net cash provided by discontinued operations	—	662
Net cash provided by (used in) operating activities	(144,447)	27,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,575)	(9,504)
Proceeds from sale of property, plant and equipment and other	6	269
Equity investments and other-net	633	(1,000)
Net cash used in continuing operations	(1,936)	(10,235)
Net cash used in discontinued operations	—	(29)
Net cash used in investing activities	(1,936)	(10,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other	(936)	(1,822)
Net cash used in financing activities	(936)	(1,822)
Increase (decrease) in cash and cash equivalents	(147,319)	15,548
Cash and cash equivalents at beginning of period	220,861	80,811
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,542	$96,359

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

We also own 15.0% of CareerBuilder LLC, which operates the nation’s largest online jobs website, CareerBuilder.com, and 33.3% of HomeFinder.com, LLC, which operates the online real estate website HomeFinder.com.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, that are necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2014 (“Form 10-K”). Each of the fiscal periods included herein comprise 13 weeks for the first-quarter periods.

Reclassifications and Corrections

Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements related to; i) the presentation of the Anchorage Daily News, Inc. (“Anchorage”) as a discontinued operation (see Note 2, Divestiture),  ii) a correction of reporting wholesale fees associated with sales of certain third-party digital advertising products and services on a net basis, as a reduction of associated digital classified advertising revenues, rather than in other operating expenses, and iii) the early retrospective adoption of ASU No. 2015-03 relating to the classification of unamortized debt issuance costs, as described below. For the three months ended March 30, 2014, net revenues and other operating expenses included within operating loss were reduced by $4.5 million to correct the presentation of advertising sales related to certain third-party digital advertising products and services previously reported on a gross basis to a net basis, with wholesale fees reported as a reduction of the associated digital classified advertising revenues instead of other operating expenses. As of December 28, 2014, we reclassified unamortized debt issuance costs of $12.1 million from other assets to a reduction in long-term debt on the condensed consolidated balance sheet as a result of the retrospective adoption of ASU No. 2015-03. There were no other changes to the condensed consolidated financial statements.

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

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At March 29, 2015, the estimated fair value and carrying value of our long-term debt was $899.2 million and $995.9 million, respectively.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these were measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs.

Property, plant and equipment

During the three months ended March 30, 2014, we completed the acquisition of a new production facility, which was valued at $6.5 million and we incurred $13.5 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the new production facility. No similar transactions were recorded during the three months ended March 29, 2015.

Depreciation expense with respect to property, plant and equipment is summarized below:

	Three Months Ended
	March 29,	March 30,
(in thousands)	2015	2014
Depreciation expense	$11,523	$25,982

Assets held for sale

During the three months ended March 29, 2015, we identified and began to actively market for sale one of our production facilities at one of our newspapers. These assets consist primarily of land and buildings. During the three months ended March 30, 2014, we identified and began to actively market for sale one of our production facilities for a newspaper at which we outsourced our printing to a third-party. These assets consist primarily of undeveloped land and buildings. In connection with classifying these assets as assets held for sale, the carrying values of the land and buildings were reduced to their estimated fair value less selling costs, as determined based on the current market conditions and the selling prices. As a result, an impairment charge of $0.9 million was recorded in the three months ended March 30, 2014, and is included in other operating expenses on the condensed consolidated statements of operations.

Intangible Assets and Goodwill

Intangible assets (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 28,	Amortization	March 29,
(in thousands)	2014	Expense	2015
Intangible assets subject to amortization	$833,254	$-	$833,254
Accumulated amortization	(615,378)	(12,140)	(627,518)
	217,876	(12,140)	205,736
Mastheads	193,039	-	193,039
Goodwill	996,115	-	996,115
Total	$1,407,030	$(12,140)	$1,394,890

Amortization expense with respect to intangible assets is summarized below:

	Three Months Ended
	March 29,	March 30,
(in thousands)	2015	2014
Amortization expense	$12,140	$14,313

The estimated amortization expense for the remainder of fiscal year 2015 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2015 (Remainder)	$36,236
2016	47,986
2017	48,907
2018	47,275
2019	23,769
2020	418

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 28, 2014	$(407,552)	$(9,051)	$(416,603)
Other comprehensive income (loss) before reclassifications	—	(247)	(247)
Amounts reclassified from AOCL	2,881	—	2,881
Other comprehensive income (loss)	2,881	(247)	2,634
Balance at March 29, 2015	$(404,671)	$(9,298)	$(413,969)

	Amount Reclassified from AOCL (in thousands)
	Three Months Ended
	March 29,	March 30,	Affected Line in the Condensed
AOCL Component	2015	2014	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$4,802	$3,136	Compensation
	(1,921)	(1,254)	Benefit for income taxes
	$2,881	$1,882	Net of tax

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

	Three Months Ended
	March 29,	March 30,
(shares in thousands)	2015	2014
Anti-dilutive stock options	4,565	3,668

Cash Flow Information

Cash paid for interest and income taxes consisted of the following:

	Three Months Ended
	March 29,	March 30,
(in thousands)	2015	2014
Interest paid (net of amount capitalized)	$12,695	$16,907
Income taxes paid (net of refunds)	178,581	4,691

Other non-cash investing activities from continuing operations as of March 29, 2015, and March 30, 2014, related to purchases of property, plant and equipment (“PP&E”) on credit, were $0.2 million and $1.0 million, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model from entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. It is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-04, "Compensation – Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets." ASU 2015-04 provides practical expedient, which permits a reporting entity with a fiscal year-end that does not coincide with a month-end, to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. It is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement."  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for service contracts. It is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

Effective December 29, 2014, we adopted the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” that was issued in April 2015. ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of deferred charges.  It was effective for annual and interim periods beginning on or after December 15, 2015, however early adoption was permitted. As of March 29, 2015, and December 28, 2014, we reclassified unamortized debt issuance costs of $11.7 million and $12.1 million, respectively, from other assets to a reduction in long-term debt on the condensed consolidated balance sheet. There were no other changes to the condensed consolidated financial statements.

2.  DIVESTITURE

On May 5, 2014, we completed the sale of the outstanding capital stock of Anchorage to an assignee of Alaska Dispatch Publishing, LLC for $34 million in cash. The financial results of Anchorage have been reported as discontinued operations on our condensed consolidated financial statements for all periods presented herein.

The following table summarizes the financial information for the Anchorage’s operations for the three months ended March 30, 2014:

Three Months Ended
March 30,
(in thousands)	2014
Revenues	$6,449
Income from discontinued operations, before taxes	$398
Income tax provision	178
Income from discontinued operations, net of tax, before loss on sale	$220

Gain on sale of discontinued operations	$—
Income tax provision	—
Loss on sale of discontinued operations, net of tax	—
Income from discontinued operations, net of tax	$220

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	March 29,	December 28,
Company	Interest	2015	2014
CareerBuilder, LLC	15.0	$230,805	$226,965
Other	Various	3,139	3,508
		$233,944	$230,473

Classified Ventures, LLC

On April 1, 2014, Classified Ventures, LLC sold its Apartments.com business for $585 million. Accordingly, during the second quarter ending June 29, 2014, we recorded our share of the net gain of $144.2 million, before taxes, as gains related to equity investments in condensed consolidated statements of operations. On April 1, 2014, we received a cash distribution of approximately $146.9 million from Classified Ventures, LLC, which is equal to our share of the net proceeds.

On October 1, 2014, we, along with Tribune Media Company, Graham Holdings Company and A.H. Belo Corporation (the “Selling Partners”) sold all of the Selling Partners’ ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that valued Classified Ventures, LLC at $2.5 billion. We recorded a gain on the sale of our ownership interest in Classified Ventures, LLC of $559.3 million, before taxes, during fourth quarter of fiscal year 2014. Our portion of the cash proceeds, net of transaction costs, was $631.8 million. Pursuant to the sale agreement, $25.6 million of net proceeds is being held in escrow until October 1, 2015. On October 1, 2014, we received our portion of the net cash proceeds, less the escrow, of $606.2 million. Upon the closing of the transaction, we entered into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets.

Prior to the closing of the transaction,  Classified Ventures, LLC distributed approximately $6.0  million to us, representing our portion of the related cash accumulated from earnings of Classified Ventures, LLC. In April 2015, we received a final cash distribution of $7.5 million pursuant to the sale agreement, representing cash accumulated from earnings from Classified Ventures, LLC, the payment for which was dependent on their collection of a contingent receivable. The amount will be recorded as a gain on sale of equity investments during the quarter ending June 28, 2015.

McClatchy-Tribune Information Services

On May 7, 2014, we transferred our partnership interest in McClatchy-Tribune Information Services (“MCT”) to TCA News Service, LLC (“TCA”) for cash and future newswire content. Concurrently, we entered into a contributor agreement with MCT pursuant to which we both continue to be a contributor of newswire content to MCT for an agreed upon rate, and we will receive newswire content from MCT or its successor at no cost for approximately 10 years. During the second quarter of 2014, we recognized a $3.1 million intangible asset in the condensed consolidated balance sheets with respect to the value of the content we will receive from MCT at no cost under these agreements and a $1.7 million gain on sale of the equity investment in the gains related to equity investments in the condensed consolidated statements of operations.

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	March 29,	March 29,	December 28,
(in thousands)	2015	2015	2014
Notes:
9.00% senior secured notes due in 2022	$555,785	$544,057	$543,640
5.750% notes due in 2017	111,299	108,744	108,489
7.150% debentures due in 2027	89,188	84,175	84,076
6.875% debentures due in 2029	276,230	258,914	258,607
Long-term debt	$1,032,502	$995,890	$994,812

Our outstanding notes are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $36.6  million and $37.6  million as of March 29, 2015 and December 28, 2014, respectively.

Debt Repurchases

We had no debt repurchases during the three months ended March 29, 2015 or March 30, 2014.

Credit Agreement

Our Third Amended and Restated Credit Agreement dated December 18, 2012, and as amended on October 21, 2014 (“Credit Agreement”) is secured by a first-priority security interest in certain of our assets as described below. The Credit Agreement, among other things provides for commitments of $65 million and a maturity date of December 18, 2019.  In addition, on October 21, 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

As of March 29, 2015, there were $33.2 million face amounts of standby letters of credit outstanding under the LC Agreement. There were no borrowings outstanding under the Credit Agreement as of March 29, 2015.

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

Senior Secured Notes and Indenture

In December 2012, we issued the 9.00% Senior Secured Notes due in 2012 (“9.00% Notes”). Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. We own 100% of each of the guarantor subsidiaries and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the subsidiaries other than the subsidiary guarantors are minor.

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

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio measured quarterly.  As of March 29, 2015, and for the remainder of the term of the Amended Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00.   For purposes of consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20 million. As of March 29, 2015, we were in compliance with all financial debt covenants.

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

5.  EMPLOYEE BENEFITS

We maintain a noncontributory qualified defined benefit pension plan (“Pension Plan”) which covers certain eligible current and former employees, which has been frozen since March 31, 2009.  No new participants may enter the Pension Plan and no further benefits will accrue.  However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide certain key current and former employees with additional retirement benefits.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The elements of retirement expense are as follows:

	Three Months Ended
	March 29,	March 30,
(in thousands)	2015	2014
Pension plans:
Service Cost	$2,920	$2,008
Interest Cost	21,248	22,751
Expected return on plan assets	(26,571)	(26,865)
Prior service cost amortization	—	3
Actuarial loss	5,549	4,002
Net pension expense	3,146	1,899
Net post-retirement benefit credit	(653)	(741)
Net retirement expenses	$2,493	$1,158

In January 2014, we contributed $25.0 million of cash to the Pension Plan.  We do not intend to make any contributions to the Pension Plan during fiscal year 2015.

We have a defined contribution plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We suspended our matching contribution to the 401(k) plan in 2009 and as of March 29, 2015, we have not reinstated that benefit.

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

The court in the Fresno case has bifurcated the trial into two separate phases: the first phase will address independent contractor status and liability for mileage reimbursement and the second phase will address damages, if any.  The first phase of the Fresno case began in the fourth quarter of fiscal year 2014 and concluded in late March 2015. A decertification motion was filed post-trial and the parties are awaiting hearing dates on that motion. If that motion is denied, the court will move forward in issuing a ruling on the first phase.

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

As of March 29, 2015, we had $33.2 million of standby letters of credit secured under the LC Agreement (see Note 4,  Long-Term Debt, for further discussion).

7.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the three months ended March 29, 2015:

		Weighted
		Average Grant
		Date Fair
		Value
Nonvested — December 29,2014	1,329,550	$3.62
Granted	1,201,500	$2.46
Vested	(355,050)	$3.96
Forfeited	(1,700)	$4.11
Nonvested — March 29, 2015	2,174,300	$2.92

The total fair value of the RSUs that vested during the three months ended March 29, 2015 was $0.8  million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the three months ended March 29, 2015:

		Weighted	Aggregate
	Options/	Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 29,2014	3,848,750	$9.28	$1,542
Forfeited	(3,500)	$3.14
Expired	(4,000)	$72.95
Outstanding March 29, 2015	3,841,250	$9.22	$25

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. At March 29, 2015, we had three stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Three Months Ended
	March 29,	March 30,
(in thousands)	2015	2014
Stock-based compensation expense	$1,714	$946

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, including statements relating to future financial performance and operations, trends in advertising, uses of cash, the refinancing of our debt and our pension plan obligations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of our 2014 Annual Report on Form 10-K as well as our other filings with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 29, 2015, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2014 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 13, 2015.

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

We also own 15.0% of CareerBuilder, LLC, which operates the nation’s largest online jobs website, CareerBuilder.com; and 33.3% of HomeFinder.com, LLC, which operates the online real estate website, HomeFinder.com.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Three Months Ended
	March 29,	March 30,
	2015	2014
Revenues:
Advertising	58.8%	63.6%
Audience	36.2%	32.2%
Other	5.0%	4.2%
Total revenues	100.0%	100.0%

Our primary sources of revenues are print and digital advertising and audience subscriptions. All categories (retail, national and classified) of advertising discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint advertising”) and/or advertising delivered digitally. Audience revenues include either print or digital subscriptions, or a combination of both. Our print newspapers are delivered by independent contractors and large distributors. Other revenues include, among others, commercial printing and distribution revenues.

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the three months ended March 29, 2015, and March 30, 2014.

Recent Developments

Gains on Sale of Equity Investments

In April 2015, we received a final cash distribution of $7.5 million from Classified Ventures, LLC (previously owned equity method investment) that will be recorded as a gain on sale of equity investments during the quarter ending June 28, 2015.

Limited Share Repurchase Program

In April 2015, our Board of Directors authorized a new limited share repurchase program for the repurchase of up to $7.0 million of our Class A Common Stock through December 31, 2016. The shares will be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other things.

Results of Operations

The following table reflects our financial results on a consolidated basis for the three months ended March 29, 2015 and March 30, 2014:

	Three Months Ended
	March 29,	March 30,
	2015	2014
Loss from continuing operations	$(11,346)	$(16,062)
Income from discontinued operations, net of tax	—	220
Net loss	$(11,346)	$(15,842)
Net income (loss) per diluted common share:
Loss from continuing operations	$(0.13)	$(0.19)
Income from discontinued operations	—	0.01
Net loss per share	$(0.13)	$(0.18)

The decrease in the loss from continuing operations in the three months ended March 29, 2015, compared to the same period in 2014 is primarily related to decreases in depreciation expense and interest expense, offset partially by a 6.9% decrease in total revenues and lower equity investment income.

Revenues

The following table summarizes our revenues by category:

	Three Months Ended
	March 29,	March 30,	$	%
(in thousands)	2015	2014	Change	Change
Advertising:
Retail	$76,606	$87,921	$(11,315)	(12.9)
National	9,558	12,826	(3,268)	(25.5)
Classified:
Auto	9,202	14,154	(4,952)	(35.0)
Real estate	6,847	7,590	(743)	(9.8)
Employment	7,885	8,846	(961)	(10.9)
Other	14,977	15,462	(485)	(3.1)
Total classified	38,911	46,052	(7,141)	(15.5)
Direct marketing and other	26,172	28,803	(2,631)	(9.1)
Total advertising	151,247	175,602	(24,355)	(13.9)
Circulation	93,209	88,953	4,256	4.8
Other	12,722	11,616	1,106	9.5
Total revenues	$257,178	$276,171	$(18,993)	(6.9)

During the three months ended March 29, 2015, total revenues decreased 6.9% compared to the same period in 2014 primarily due to the continued decline in demand for print advertising. The continued volatility in consumer spending and a secular shift in advertising demand from print to digital products, which are widely available from many media competitors and are generally sold at lower prices than print products, are the principal causes of the decline in print advertising revenues.  The decline in total advertising revenues was partially offset by increases in our audience revenues due primarily to sales of our subscription products and in other revenues.

Advertising Revenues

Total advertising revenues decreased 13.9% during the three months ended March 29, 2015, compared to the same period in 2014. While we experienced declines in all of our advertising revenue categories, including most digital advertising revenues, the decrease in total advertising revenues was primarily related to declines in print retail and print classified advertising revenues. These decreases in advertising revenues were partially offset by increases in our digital retail revenues.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Three Months Ended
	March 29,	March 30,
	2015	2014
Advertising:
Retail	50.7%	50.1%
National	6.3%	7.3%
Classified	25.7%	26.2%
Direct marketing and other	17.3%	16.4%
Total advertising	100.0%	100.0%

Retail:

During the three months ended March 29, 2015, retail advertising revenues decreased 12.9% compared to the same period in 2014.  In the three months ended March 29, 2015, the decrease in retail advertising revenues was primarily due to decreases of 19.6% in print ROP advertising revenues and 15.8% in preprint advertising revenues, compared to the same period in 2014. These decreases were partially offset by an increase in digital retail advertising of 5.4% in the three months ended March 29, 2015, compared to the same period in 2014. The overall decreases in retail advertising revenues were widespread among the ROP and preprint categories.

National:

National advertising revenues decreased 25.5% during the three months ended March 29, 2015, compared to the same period in 2014.  We experienced a 33.7% decrease in print national advertising and an 8.3% decrease in digital national advertising during the three months ended March 29, 2015, compared to the same period in 2014.  Decreases in total national advertising revenues were led by decreases in the automotive, entertainment and telecommunications categories across both print and digital.

Classified:

During the three months ended March 29, 2015, classified advertising revenues decreased 15.5% compared to the same period in 2014. The print and digital automotive, employment and real estate categories, and print other category (primarily reflecting legal, remembrance and celebration notices and miscellaneous advertising) represented our largest declines in classified advertising during the period. The decreases are partially a result of the five-year affiliate agreement with Cars.com signed on October 1, 2014, which results in higher wholesale costs related to their digital products and services in fiscal year 2015. These wholesale costs are recorded as a reduction in the related revenues for these products and services. In addition, advertisers are increasingly using digital advertising, which is widely available from many of our competitors, instead of print advertising. During the three months ended March 29, 2015, compared to the same period in 2014, we experienced decreases in print and digital classified advertising of 11.9% and 20.5%, respectively.

The following is a discussion of the major classified advertising categories for the three months ended March 29, 2015, compared to the same period in 2014:

•

Automotive advertising revenues decreased 35.0% in the three months ended March 29, 2015.  Print automotive advertising revenues declined 29.3%  as advertisers continued to shift advertising buys to digital products in the three months ended March 29, 2015. Digital automotive advertising revenues were down 39.0%  in the three months ended March 29, 2015 primarily due to higher wholesale fees to third-party providers of the automotive products and services that are recorded as a reduction in revenues in this category.  We had $7.2 million and $4.5 million in wholesale fees, which are a reduction to related revenues, for the three months ended March 29, 2015, and March 30, 2014, respectively.

•

Real estate advertising revenues decreased 9.8% in the three months ended March 29, 2015. Print real estate advertising revenues declined 12.2%  and digital real estate advertising revenues decreased 5.5% in the three months ended March 29, 2015. Print real estate revenues have decreased due to the continued decrease of the real estate advertising market as it shifts from traditional media to digital media. Digital real estate advertising in three months ended March 30, 2014 included revenue from Apartments.com that were not included in the three months ended March 29, 2015 due the April 2014 sale of that business by Classified Ventures (former equity investment) and we no longer sell the Apartments.com products or services.

•

Employment advertising revenues decreased 10.9% in the three months ended March 29, 2015, reflecting an employment market that continues to shift from traditional media to digital media, which includes a wider array of options. Print employment advertising revenues declined 9.8%  and digital employment advertising revenues were down 11.7% in the three months ended March 29, 2015.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising, decreased 3.1% in the three months ended March 29, 2015. Print other classified advertising revenues declined 3.7% and digital other classified advertising revenues were down 1.3% in the three months ended March 29, 2015.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 25.4% of total advertising revenues in the three months ended March 29, 2015 compared to 23.8% in the same period in 2014.  Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis.  In the three months ended March 29, 2015, total digital advertising revenues decreased 8.1% to $38.5 million compared to the same period in 2014.  Digital-only advertising revenues decreased 7.8% to $22.6 million in the three months ended March 29, 2015, compared to the same period in 2014.  Certain digital-only advertising revenues declined due to the elimination of the Apartments.com revenues, as described above, and due to higher wholesale fees to third-party providers of the digital automotive products and services that are recorded as a reduction in associated revenues, as described above.  Although we experienced a decrease in digital-only advertising revenues, the advertising industry is still experiencing a secular shift in advertising demand from print to digital products. We expect this trend to continue as advertisers look for multiple advertising channels to reach their customers. Digital advertising revenues sold in conjunction with print products declined 8.4% in the three months ended March 29, 2015, compared to the same period in 2014 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 9.1% during the three months ended March 29, 2015, compared to the same period in 2014.  The decrease was partially due to the declines in the print retail environment and the elimination of certain niche products during fiscal year 2014 that did not meet our profit expectations.

Audience Revenues

Audience revenues increased 4.8% during the three months ended March 29, 2015, compared to the same period in 2014.  The overall audience revenues increase was primarily due to a 13.6% increase in digital audience revenues and was partially offset by lower print circulation volumes. As expected, circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. We continue to look for new opportunities to reduce our declines in circulation volumes and increase our audience revenues.

Operating Expenses

Total operating expenses decreased 8.0% in the three months ended March 29, 2015, compared to the same period in 2014, primarily as a result of decreases in newsprint expense and accelerated depreciation.  Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies as well as headcount reductions.

The following table summarizes operating expenses:

	Three Months Ended
	March 29,	March 30,	$	%
(in thousands)	2015	2014	Change	Change
Compensation expenses	$106,672	$108,552	$(1,880)	(1.7)
Newsprint, supplements and printing expenses	24,776	27,277	(2,501)	(9.2)
Depreciation and amortization expenses	23,663	40,295	(16,632)	(41.3)
Other operating expenses	103,225	104,745	(1,520)	(1.5)
	$258,336	$280,869	$(22,533)	(8.0)

Compensation expenses decreased 1.7% in the three months ended March 29, 2015, compared to the same period in 2014.  Payroll expenses in the three months ended March 29, 2015, decreased 2.0% compared to the same period in 2014, reflecting a 7.9% decline in average full-time equivalent employees partially offset by higher severance costs.  Fringe benefits costs in the three months ended March 29, 2015, decreased 0.7% compared to the same period in 2014.

Newsprint, supplements and printing expenses decreased 9.2% in the three months ended March 29, 2015, compared to the same period in 2014. During the three months ended March 29, 2015, compared to the same period in 2014, newsprint expense declined 18.7%, reflecting a 17.3% decrease in newsprint usage and a 1.7% decrease in newsprint prices. These decreases in newsprint expenses were partially offset by increases in outsourced printing costs of $1.6 million in the three months ended March 29, 2015, compared to the same period in 2014, primarily related to the outsourcing of our printing process at one newspaper during the first quarter of 2014.

Depreciation and amortization expenses decreased 41.3% in the three months ended March 29, 2015, compared to the same period in 2014. The decrease in depreciation expense was primarily due to the impact of accelerated depreciation. During the three months ended March 30, 2014, we incurred $13.5 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the newly purchased production facility. Amortization expense decreased $2.2 million in the three months ended March 29, 2015, compared to the same period in 2014 primarily due to certain circulation subscriber lists that became fully amortized during the third quarter of 2014.

Other operating expenses decreased 1.5% in the three months ended March 29, 2015, compared to the same period in 2014.  The decrease in other operating expenses is primarily due to a decrease in professional fees of $2.1 million. The decrease in professional fees as well as other miscellaneous fees was partially offset by increases in circulation delivery costs.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 33.1% in the three months ended March 29, 2015, compared to the same period in 2014, primarily reflecting lower overall debt balances due to the retirements and repurchases made in the fourth quarter of 2014.

Equity Income:

Total income from unconsolidated investments decreased 59.5% during the three months ended March 29, 2015, compared to the same period in 2014 due to lower results from our equity method investments. The equity income in unconsolidated companies in the three months ended March 30, 2014 included income from Classified Ventures LLC, while in the three months ended March 29, 2015 we had no equity income as a result of our sale of our equity interest in Classified Ventures LLC.  As discussed more fully in Note 3, Classified Ventures, LLC sold its Apartments.com business on April 1, 2014, and we sold our ownership interest in Classified Ventures, LLC on October 1, 2014. Except for the final distribution of $7.5 million received in April 2015 (see Note 3), we will no longer receive equity income or distributions from this former investment. The final distribution will be recorded as a gain on the sale of our ownership interest in Classified Ventures, LLC in the quarter ended June 28, 2015, as discussed below.

Gains related to equity investments:

We recognized $0.6 million in gains related to equity investments during the three months ended March 29, 2015,  from Classified Ventures, LLC as a result of a final working capital adjustment. Also, in April 2015, we received a final cash distribution of $7.5 million from Classified Ventures, LLC that will be recorded as a gain on sale of equity investments during the quarter ending June 28, 2015.

Income Taxes:

In the three months ended March 29, 2015, and March 30, 2014, we recorded an income tax benefit on continuing operations of $7.7 million and $12.4 million, respectively.  The income tax benefits differ from the expected federal amounts primarily due to the tax impact of state income taxes.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $73.5 million as of March 29, 2015, compared to $96.4 million of cash at March 30, 2014, and $220.9 million as of December 28, 2014.  The decrease in cash and cash equivalents in the three months ended March 29, 2015, compared to December 28, 2014, was primarily due to $178.6 million in cash payments for income taxes during the three months ended March 29, 2015.

We expect that most of our cash on hand and our cash generated from operations in the foreseeable future will be used to repay debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to our qualified defined benefit pension plan (“Pension Plan”), stock repurchases and other corporate uses as determined by management and our Board of Directors.  As of March 29, 2015, we had approximately $1.0 billion in total aggregate principal amounts of debt outstanding, consisting of $111.3 million of our 5.75% notes due in 2017, $555.8 million of our 9.00% Notes due 2022 and $365.4 million of our notes maturing in 2027 and 2029. We expect that we will refinance a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. Therefore, we may be required to use cash on hand or cash from operations to meet these obligations. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Three Months Ended
	March 29,	March 30,
(in thousands)	2015	2014
Cash flows provided by (used in)
Operating activities:
Continuing operations	$(144,447)	$26,972
Discontinued operations	—	662
Investing activities:
Continuing operations	(1,936)	(10,235)
Discontinued operations	—	(29)
Financing activities:
Continuing operations	(936)	(1,822)
Increase (decrease) in cash and cash equivalents	$(147,319)	$15,548

Operating Activities:

We used $144.4 million of cash from continuing operations in the three months ended March 29, 2015, compared to generating $27.0 million of cash from continuing operations in the three months ended March 30, 2014.  The decrease is primarily due to the timing of net income tax payments offset by lower pension contributions in the first quarter of 2015, as discussed below. In the three months ended March 29, 2015, we had net income payments of $178.6 million in income taxes compared to $4.7 million in the three months ended March 30, 2014, due primarily to the payments due on the fourth quarter of 2014’s gain on the sale of Classified Ventures, LLC (previous owned equity investment), net of tax losses on bond repurchases in the fourth quarter of 2014.

Pension Plan Matters

In the three months ended March 30, 2014, we made a $25.0 million cash contribution to our Pension Plan to meet our required payment contributions for 2014. We have no cash contribution requirement for 2015; therefore, no cash contribution was made during the three months ended March 29, 2015 and we do not intend to make any contributions in 2015.

As of December 28, 2014, the projected benefit obligations of our Pension Plan exceeded plan assets by $444.3 million. Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans under Internal Revenue Service (“IRS”) regulations. This legislation and calculation uses historical averages of long‑term highly‑rated corporate bonds (within ranges as defined in the legislation), which has resulted in the application of a higher discount rate to determine the projected benefit obligations for funding than current long‑term interest rates.

In addition, the Pension Relief Act of 2010 (“PRA”) provided relief with respect to the funding requirements of the Pension Plan. Under the PRA, we elected an option that allows the required contributions related to our 2009 and 2011 plan years to be paid over 15 years.

In August 2014, the federal Highway and Transportation Funding Act was enacted, which, among other things, provides pension funding stabilization that will reduce our minimum contribution requirements for the 2013 to 2017 plan years, which impacts funding in our 2015 to 2018 fiscal years.

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

Investing Activities:

We used $1.9 million of cash in investing activities in the three months ended March 29, 2015, which was primarily due to the purchase of property plant and equipment for $2.6 million We expect capital expenditures to be approximately $20 million in fiscal year 2015.

Financing Activities:

We used $0.9 million of cash in financing activities in the three months ended March 29, 2015, related to stock award activity and lease payments on financial obligations.

Debt and Related Matters

Debt Repurchases

We had no debt repurchases during the three months ended March 29, 2015 or March 30, 2014.

Credit Agreement

Our Third Amended and Restated Credit Agreement dated December 18, 2012, and as amended on October 21, 2014 (“Credit Agreement”) is secured by a first-priority security interest in certain of our assets as described below. The Credit Agreement, among other things provides for commitments of $65 million and a maturity date of December 18, 2019.  In addition, on October 21, 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

As of March 29, 2015, there were $33.2 million face amounts of standby letters of credit outstanding under the LC Agreement. There were no borrowings outstanding under the Credit Agreement as of March 29, 2015.

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

Senior Secured Notes and Indenture

In December 2012, we issued the 9.00% Senior Secured Notes due in 2012 (“9.00% Notes”). Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. We own 100% of each of the guarantor subsidiaries, and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the subsidiaries other than the subsidiary guarantors are minor.

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

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio measured quarterly.   As of March 29, 2015, and for the remainder of the term of the Amended Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00.  For purposes of consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20 million. As of March 29, 2015, we were in compliance with all financial debt covenants.

At March 29, 2015, our consolidated leverage ratio (as defined in the Credit Agreement) was 4.50 to 1.00 and we were in compliance with all of our financial covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. We will continue to optimize operations and/or reduce debt to maintain compliance with our covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture). As of March 29, 2015, we estimated that we had approximately $647.9 million available under our restricted payments basket that could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by our Board of Directors.

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

Contractual Obligations:

As of March 29, 2015, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of March 29, 2015, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2014 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits, income taxes, and insurance. There have been no material changes to our critical accounting policies described in our 2014 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk’, included in our 2014 Annual Report on Form 10-K contain certain disclosures about our exposure to market risk for changes in discount rates on our qualified defined benefit pension plan obligations. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 29, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 6, Commitments and Contingencies to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2015, our Board of Directors authorized a new limited share repurchase program for the repurchase of up to $7.0 million of our Class A Common Stock through December 31, 2016. The shares will be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other things.

ITEM 6. EXHIBITS

Exhibits, filed as part of this Quarterly Report on Form 10-Q, are listed in the Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

May 7, 2015	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

May 7, 2015	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

**Furnished, not filed