Form 10-Q
period 2015-06-28
MCCLATCHY CO
filed 2015-08-07
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2015

or

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

Large accelerated filer ◻	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ◻	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes   No ☒

As of August 3, 2015, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	62,515,695
Class B Common Stock	24,476,962

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
REVENUES — NET:
Advertising	$158,520	$184,649	$309,767	$360,251
Audience	90,842	90,817	184,051	179,770
Other	12,998	11,925	25,720	23,541
	262,360	287,391	519,538	563,562
OPERATING EXPENSES:
Compensation	101,091	103,481	207,763	212,033
Newsprint, supplements and printing expenses	24,523	29,083	49,299	56,360
Depreciation and amortization	24,934	25,926	48,597	66,221
Other operating expenses	100,349	101,456	203,574	205,315
Goodwill and other asset impairments (see Notes 1 and 2)	300,429	138	300,429	1,024
	551,326	260,084	809,662	540,953

OPERATING INCOME (LOSS)	(288,966)	27,307	(290,124)	22,609

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(22,172)	(33,475)	(44,510)	(66,887)
Interest income	70	46	133	50
Equity income in unconsolidated companies, net	4,676	7,410	8,543	16,968
Gains related to equity investments	7,460	145,893	8,093	145,893
Loss on extinguishment of debt, net	(883)	—	(883)	—
Other — net	(182)	82	(248)	144
	(11,031)	119,956	(28,872)	96,168

Income (loss) from continuing operations before income taxes	(299,997)	147,263	(318,996)	118,777
Income tax provision (benefit)	(3,500)	55,615	(11,153)	43,191

INCOME (LOSS) FROM CONTINUING OPERATIONS	(296,497)	91,648	(307,843)	75,586

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	(1,699)	—	(1,479)
NET INCOME (LOSS)	$(296,497)	$89,949	$(307,843)	$74,107

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(3.39)	$1.06	$(3.52)	$0.87
Loss from discontinued operations	—	(0.02)	—	(0.01)
Net income (loss) per share	$(3.39)	$1.04	$(3.52)	$0.86

Diluted:
Income (loss) from continuing operations	$(3.39)	$1.03	$(3.52)	$0.85
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share	$(3.39)	$1.02	$(3.52)	$0.84

Weighted average number of common shares used
to calculate basic and diluted earnings per share:
Basic	87,441	86,734	87,324	86,604
Diluted	87,441	88,593	87,324	88,513

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; In thousands)

	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
NET INCOME (LOSS)	$(296,497)	$89,949	$(307,843)	$74,107
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unrealized net gain and other components of benefit plans, net of taxes of $(1,922), $(1,254), $(3,842) and $(2,508)	2,883	1,881	5,764	3,763
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $89, $(19), $254 and $(503)	(133)	29	(380)	754
Other comprehensive income	2,750	1,910	5,384	4,517
Comprehensive income (loss)	$(293,747)	$91,859	$(302,459)	$78,624

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; In thousands, except share amounts)

	June 28,	December 28,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$32,120	$220,861
Trade receivables (net of allowances of $4,244 in 2015 and $5,900 in 2014)	109,494	144,565
Other receivables	36,111	36,780
Newsprint, ink and other inventories	18,599	19,491
Deferred income taxes	1,054	1,054
Assets held for sale	11,876	173
Other current assets	16,812	14,945
	226,066	437,869

Property, plant and equipment, net	375,338	404,238
Intangible assets:
Identifiable intangibles — net	377,212	410,915
Goodwill	705,174	996,115
	1,082,386	1,407,030
Investments and other assets:
Investments in unconsolidated companies	239,453	230,473
Other assets	63,778	62,160
	303,231	292,633
	$1,987,021	$2,541,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,940	$49,095
Accrued pension liabilities	8,529	8,529
Accrued compensation	30,839	32,912
Income taxes payable	9,685	186,805
Unearned revenue	64,419	62,035
Accrued interest	9,835	10,592
Other accrued liabilities	16,866	14,957
	178,113	364,925
Non-current liabilities:
Long-term debt	956,486	994,812
Deferred income taxes	8,435	26,162
Pension and postretirement obligations	564,232	574,024
Financing obligations	33,438	34,551
Other long-term obligations	44,409	43,911
	1,607,000	1,673,460
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 63,473,026 in 2015 and 62,600,676 in 2014)	635	626
Class B (authorized 60,000,000 shares, issued 24,476,962 in 2015 and 24,585,962 in 2014)	245	246
Additional paid-in-capital	2,224,919	2,222,675
Accumulated deficit	(1,611,227)	(1,303,384)
Treasury stock at cost, 957,331 shares in 2015 and 45,374 shares in 2014	(1,445)	(175)
Accumulated other comprehensive loss	(411,219)	(416,603)
	201,908	503,385
	$1,987,021	$2,541,770

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In thousands)

	Six Months Ended
	June 28,	June 29,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(307,843)	$74,107
Less loss from discontinued operations, net of tax	—	(1,479)
Income (loss) from continuing operations	(307,843)	75,586

Reconciliation to net cash from operating activities:
Depreciation and amortization	48,597	66,221
(Gains) loss on disposal of equipment (excluding asset impairments)	(40)	374
Contribution to qualified defined benefit pension plan	—	(25,000)
Retirement benefit expense	4,986	2,315
Stock-based compensation expense	2,252	1,574
Equity income in unconsolidated companies	(8,543)	(16,968)
Gains related to equity investments	(8,093)	(145,893)
Distributions of income from equity investments	—	147,730
Loss on extinguishment of debt	883	—
Goodwill and other asset impairments	300,429	1,024
Other	(3,043)	(2,646)
Changes in certain assets and liabilities:
Trade receivables	35,071	42,754
Inventories	892	826
Other assets	(3,201)	(305)
Accounts payable	(11,155)	(8,546)
Accrued compensation	(2,073)	(3,539)
Income taxes	(198,051)	31,320
Accrued interest	(757)	21
Other liabilities	4,584	(366)
Net cash provided by (used in) continuing operations	(145,105)	166,482
Net cash provided by discontinued operations	—	126
Net cash provided by (used in) operating activities	(145,105)	166,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,192)	(14,189)
Proceeds from sale of property, plant and equipment and other	183	564
Distributions from equity investments	7,460	—
Contributions to equity investments	(1,000)	(1,500)
Equity investments and other-net	633	1,691
Net cash provided by (used in) continuing operations	84	(13,434)
Net cash provided by discontinued operations	—	33,369
Net cash provided by investing activities	84	19,935
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes and related expense	(41,337)	—
Other	(2,383)	(2,024)
Net cash used in financing activities	(43,720)	(2,024)
Increase (decrease) in cash and cash equivalents	(188,741)	184,519
Cash and cash equivalents at beginning of period	220,861	80,811
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,120	$265,330

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature (except as described under Reclassifications and Corrections below), that are necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2014 (“Form 10-K”). Each of the fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the six-month periods.

Reclassifications and Corrections

Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements related to: (i) the presentation of the Anchorage Daily News, Inc. (“Anchorage”) as a discontinued operation (see Note 3,  Divestiture),  (ii) a correction of reporting wholesale fees associated with sales of certain third-party digital advertising products and services on a net basis, as a reduction of associated digital classified advertising revenues, rather than in other operating expenses, and (iii) the early retrospective adoption of Accounting Standards Update (“ASU”) No. 2015-03 relating to the classification of unamortized debt issuance costs, as described below. For the quarter and six months ended June 29, 2014, net revenues and other operating expenses included within operating loss were reduced by $4.6 million and $9.1 million, respectively, to correct the presentation of advertising sales related to certain third-party digital advertising products and services previously reported on a gross basis to a net basis, with wholesale fees reported as a reduction of the associated digital classified advertising revenues instead of other operating expenses. As of December 28, 2014, we reclassified unamortized debt issuance costs of $12.1 million from other assets to a reduction in long-term debt on the condensed consolidated balance sheet as a result of the retrospective adoption of ASU No. 2015-03. There were no other changes to the prior periods’ condensed consolidated financial statements.

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

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At June 28, 2015, the estimated fair value and carrying value of our long-term debt was $851.4 million and $956.5 million, respectively.

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

Property, plant and equipment

During the six months ended June 29, 2014, we sold Anchorage, including the associated property, plant and equipment, which are presented as a discontinued operation. See Note 3,  Divestiture, below for further discussion of the transaction.  During the six months ended June 29, 2014,  we also completed the acquisition of a new production facility, which was valued at $6.5 million and we incurred $13.5 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the new production facility. No similar transactions were recorded during the six months ended June 28, 2015.

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands)	2015	2014	2015	2014
Depreciation expense	$12,859	$11,567	$24,382	$37,549

Assets held for sale

During the six months ended June 28, 2015, we identified and began to actively market for sale a production facility at one of our newspapers and a parking structure at another newspaper. These assets consist primarily of land and buildings. No impairment charges were incurred during the quarter and six months ended June 28, 2015, as a result of placing these assets into assets held for sale during the periods. During the six months ended June 29, 2014, we identified and began to actively market for sale one of our production facilities for a newspaper at which we outsourced our printing to a third-party. These assets consist primarily of undeveloped land and buildings. In connection with classifying these assets as assets held for sale, the carrying values of the land and buildings were reduced to their estimated fair value less selling costs, as determined based on the current market conditions and the selling prices. As a result, an impairment charge of $0.1 million and $1.0 million was recorded in the quarter and six months ended June 29, 2014,  respectively, and is included in other operating expenses on the condensed consolidated statements of operations.

Intangible Assets and Goodwill

We test for impairment of goodwill annually, at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two‑step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets for the market based approach. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. See Note 2 for discussion of our goodwill impairment testing results.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model, as discussed above, to determine the fair value of each newspaper masthead. See Note 2 for discussion of our intangible assets impairment testing results.

Long‑lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during the quarters or six months ended June 28, 2015, or June 29, 2014.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 28, 2014	$(407,552)	$(9,051)	$(416,603)
Other comprehensive income (loss) before reclassifications	—	(380)	(380)
Amounts reclassified from AOCL	5,764	—	5,764
Other comprehensive income (loss)	5,764	(380)	5,384
Balance at June 28, 2015	$(401,788)	$(9,431)	$(411,219)

	Amount Reclassified from AOCL (in thousands)		Amount Reclassified from AOCL (in thousands)
	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,	Affected Line in the Condensed
AOCL Component	2015	2014	2015	2014	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$4,805	$3,135	$9,606	$6,271	Compensation
	(1,922)	(1,254)	(3,842)	(2,508)	Benefit for income taxes
	$2,883	$1,881	$5,764	$3,763	Net of tax

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

	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(shares in thousands)	2015	2014	2015	2014
Anti-dilutive stock options	5,749	1,612	5,304	1,659

Cash Flow Information

Cash paid for interest and income taxes consisted of the following:

	Six Months Ended
	June 28,	June 29,
(in thousands)	2015	2014
Interest paid (net of amount capitalized)	$41,515	$61,198
Income taxes paid (net of refunds)	186,916	11,381

The income tax payments in the six months ended June 28, 2015, were primarily related to the gain on the sale of Classified Ventures, LLC (previous owned equity investment) in the fourth quarter of 2014, offset by the net of tax losses on bond repurchases in the fourth quarter of 2014.

Other non-cash investing activities from continuing operations, related to the recognition of an intangible asset for the six months ended June 29, 2014, were $3.1 million. Other non-cash investing activities from continuing operations as of June 28, 2015, and June 29, 2014, related to purchases of property, plant and equipment (“PP&E”) on credit, were $0.1 million and $0.4 million, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. It is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” It is effective for interim and annual reporting periods beginning after December 15, 2016. Amendment to the ASC should be applied prospectively with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

Effective December 29, 2014, we adopted the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” that was issued in April 2014.  ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It was effective for annual and interim periods beginning on or after December 15, 2014. There were no other changes to the condensed consolidated financial statements.

Effective December 29, 2014, we adopted the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” that was issued in April 2015. ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of deferred charges.  It was effective for annual and interim periods beginning on or after December 15, 2015, however early adoption was permitted. As of June 28, 2015, and December 28, 2014, we reclassified unamortized debt issuance costs of $11.3 million and $12.1 million, respectively, from other assets to a reduction in long-term debt on the condensed consolidated balance sheet. There were no other changes to the condensed consolidated financial statements.

2.  INTANGIBLE ASSETS AND GOODWILL

As of June 28, 2015, intangible assets (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 28,	Impairment	Amortization	June 28,
(in thousands)	2014	Charges	Expense	2015
Intangible assets subject to amortization	$833,254	$-	$-	$833,254
Accumulated amortization	(615,378)	-	(24,215)	(639,593)
	217,876	-	(24,215)	193,661
Mastheads	193,039	(9,488)	-	183,551
Goodwill	996,115	(290,941)	-	705,174
Total	$1,407,030	$(300,429)	$(24,215)	$1,082,386

Impairment of Goodwill and Intangible Assets

We performed an interim testing of impairment of goodwill and intangible newspaper mastheads as of June 28, 2015, due to the continuing challenging business conditions and the resulting weakness in our stock price as of the end of our second quarter of 2015. The fair values of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the present value of expected future cash flows, using estimates, judgments and assumptions (see Note 1) that we believe were appropriate in the circumstances. As a result, we recorded a preliminary impairment charge in our “Southeast, Florida and the Midwest” reporting unit related to goodwill of $290.9 million and a preliminary intangible newspaper masthead impairment charge of $9.5 million in the quarter ended June 28, 2015, which are recorded in the goodwill and other asset impairments line item on our condensed consolidated statements of operations. The step 2 goodwill and the intangible asset impairment tests are not final, due to the significant amount of work required to calculate the implied fair value of goodwill and to value the intangible newspaper masthead assets. The significant judgments and estimates that are in process in the step 2 test include but are not limited to the valuation of property, plant and equipment and the valuation of other intangible assets. The preliminary analysis is subject to finalization, and will be completed in the quarter ending September 27, 2015. We believe that the preliminary amounts computed under analysis of goodwill and intangible newspaper mastheads resulted in impairment charges that represent our best estimates; however, it is possible that material adjustments to the preliminary estimates may be required as the calculations are finalized.

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands)	2015	2014	2015	2014
Amortization expense	$12,075	$14,359	$24,215	$28,672

The estimated amortization expense for the remainder of fiscal year 2015 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2015 (Remainder)	$24,174
2016	47,986
2017	48,907
2018	47,275
2019	23,769
2020	418

3.  DIVESTITURE

On May 5, 2014, we completed the sale of the outstanding capital stock of Anchorage to an assignee of Alaska Dispatch Publishing, LLC for $34.0 million in cash. The financial results of Anchorage have been reported as discontinued operations on our condensed consolidated financial statements for all periods presented herein.

The following table summarizes the financial information for the Anchorage’s operations for the quarter and six months ended June 29, 2014:

	Quarter Ended	Six Months Ended
	June 29,	June 29,
(in thousands)	2014	2014
Revenues	$2,622	$9,071
Income from discontinued operations, before taxes	$(446)	$(48)
Income tax provision	(198)	(20)
Income from discontinued operations, net of tax, before loss on sale	$(248)	$(28)

Gain on sale of discontinued operations	$5,474	$5,474
Income tax provision	6,925	6,925
Loss on sale of discontinued operations, net of tax	(1,451)	(1,451)
Income from discontinued operations, net of tax	$(1,699)	$(1,479)

4.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	June 28,	December 28,
Company	Interest	2015	2014
CareerBuilder, LLC	15.0	$235,543	$226,965
Other	Various	3,910	3,508
		$239,453	$230,473

During the six months ended June 28, 2015, our proportionate share of net income from certain investments listed in the table above was greater than 20% of our condensed consolidated net income (loss) before taxes. Summarized condensed financial information, as provided to us by these certain investees, is as follows:

	Six Months Ended
	June 28,	June 29,
(in thousands)	2015	2014
Net revenues	$351,189	$348,149
Gross profit	325,238	308,174
Operating income	64,065	55,634
Net income	61,416	55,256

Classified Ventures, LLC

On April 1, 2014, Classified Ventures, LLC sold its Apartments.com business for $585 million. Accordingly, during the second quarter ended June 29, 2014, we recorded our share of the net gain of $144.2 million, before taxes, as gains related to equity investments in condensed consolidated statements of operations. On April 1, 2014, we received a cash distribution of approximately $146.9 million from Classified Ventures, LLC, which is equal to our share of the net proceeds.

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

Prior to the closing of the transaction, Classified Ventures, LLC distributed approximately $6.0 million to us, representing our portion of the related cash accumulated from earnings of Classified Ventures, LLC. In April 2015, we received a final cash distribution of $7.5 million pursuant to the sale agreement, representing cash accumulated from earnings from Classified Ventures, LLC, the payment for which was dependent on their collection of a contingent receivable. The amount was recorded as gains related to equity investments during the quarter ended June 28, 2015.

McClatchy-Tribune Information Services

On May 7, 2014, we transferred our partnership interest in McClatchy-Tribune Information Services (“MCT”) to TCA News Service, LLC (“TCA”) for cash and future newswire content. Concurrently with this transfer, we entered into a contributor agreement with MCT pursuant to which we both continue to be a contributor of newswire content to MCT for an agreed upon rate, and we will receive newswire content from MCT or its successor at no cost for approximately 10 years. During the second quarter of 2014, we recognized a $3.1 million intangible asset in the condensed consolidated balance sheets with respect to the value of the content we will receive from MCT at no cost under these agreements and a $1.7 million gain on sale of the equity investment in the gains related to equity investments in the condensed consolidated statements of operations.

CareerBuilder, LLC

On August 3, 2015, we received a cash distribution of $7.5 million from CareerBuilder, LLC. The amount will be recorded as a reduction to our carrying value on our condensed consolidated balance sheet during the quarter ended September 27, 2015.

5.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	June 28,	June 28,	December 28,
(in thousands)	2015	2015	2014
Notes:
9.00% senior secured notes due in 2022	$555,785	$544,475	$543,640
5.750% notes due in 2017	69,963	68,517	108,489
7.150% debentures due in 2027	89,188	84,273	84,076
6.875% debentures due in 2029	276,230	259,221	258,607
Long-term debt	$991,166	$956,486	$994,812

Our outstanding notes are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $34.7  million and $37.6  million as of June 28, 2015, and December 28, 2014, respectively.

Debt Repurchases and Loss on Extinguishment of Debt

During the quarter ended June 28, 2015, we repurchased $41.3 million of our 5.75% notes due in 2017 through a  privately negotiated transaction. We recorded a loss on extinguishment of debt of $0.9 million during the quarter and six months ended June 28, 2015. We repurchased these notes at par value and wrote off historical discounts. We had no debt repurchases during the quarter or six months ended June 29, 2014.

Credit Agreement

Our Third Amended and Restated Credit Agreement dated December 18, 2012, and as amended on October 21, 2014, (“Credit Agreement”) is secured by a first-priority security interest in certain of our assets as described below. The Credit Agreement, among other things, provides for commitments of $65.0 million and a maturity date of December 18, 2019.  In addition, on October 21, 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

As of June 28, 2015, there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $33.2 million. There were no borrowings outstanding under the Credit Agreement as of June 28, 2015.

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

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio measured quarterly. As of June 28, 2015, and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00.   For purposes of consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20.0 million. As of June 28, 2015, we were in compliance with all financial debt covenants.

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

6.  EMPLOYEE BENEFITS

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

The elements of retirement expense are as follows:

	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands)	2015	2014	2015	2014
Pension plans:
Service Cost	$2,920	$2,007	$5,840	$4,015
Interest Cost	21,249	22,751	42,497	45,502
Expected return on plan assets	(26,570)	(26,865)	(53,141)	(53,730)
Prior service cost amortization	—	3	—	6
Actuarial loss	5,548	4,002	11,097	8,004
Net pension expense	3,147	1,898	6,293	3,797
Net post-retirement benefit credit	(654)	(741)	(1,307)	(1,482)
Net retirement expenses	$2,493	$1,157	$4,986	$2,315

In January 2014, we contributed $25.0 million of cash to the Pension Plan.  We do not intend to make any contributions to the Pension Plan during fiscal year 2015.

We have a defined contribution plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We suspended our matching contribution to the 401(k) plan in 2009 and as of June 28, 2015, we have not reinstated that benefit.

7.  COMMITMENTS AND CONTINGENCIES

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

The court in the Fresno case has bifurcated the trial into two separate phases: the first phase will address independent contractor status and liability for mileage reimbursement and the second phase will address damages, if any.  The first phase of the Fresno case began in the fourth quarter of fiscal year 2014 and concluded in late March 2015. A decertification motion was filed post-trial and the parties are awaiting a decision on that motion. If that motion is denied, the court will move forward in issuing a ruling on the first phase.

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

As of June 28, 2015, we had $33.2 million of standby letters of credit secured under the LC Agreement (see Note 5,  Long-Term Debt, for further discussion).

8.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the six months ended June 28, 2015:

		Weighted
		Average Grant
		Date Fair
		Value
Nonvested — December 29,2014	1,329,550	$3.62
Granted	1,201,500	$2.46
Vested	(760,200)	$3.11
Forfeited	(99,250)	$3.12
Nonvested — June 28, 2015	1,671,600	$3.05

The total fair value of the RSUs that vested during the six months ended June 28, 2015, was $1.3  million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the six months ended June 28, 2015:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 29,2014	3,848,750	$9.28	$1,542
Forfeited	(58,500)	$2.58
Expired	(26,250)	$25.73
Outstanding June 28, 2015	3,764,000	$9.27	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. At June 28, 2015, we had three stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands)	2015	2014	2015	2014
Stock-based compensation expense	$538	$628	$2,252	$1,574

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (together, the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 28, 2015, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2014 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 13, 2015. All period references are to our fiscal periods unless otherwise indicated.

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

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Revenues:
Advertising	60.4%	64.3%	59.6%	63.9%
Audience	34.6%	31.6%	35.4%	31.9%
Other	5.0%	4.1%	5.0%	4.2%
Total revenues	100.0%	100.0%	100.0%	100.0%

Our primary sources of revenues are print and digital advertising and audience subscriptions. All categories (retail, national and classified) of advertising discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint” advertising) and/or advertising delivered digitally. Audience revenues include either print or digital subscriptions, or a combination of both. Our print newspapers are delivered by independent contractors and large distributors. Other revenues include, among others, commercial printing and distribution revenues.

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the quarters and six months ended June 28, 2015, and June 29, 2014.

Recent Developments

Non-Cash Impairment Charges

We performed an interim testing of impairment of goodwill and intangible newspaper mastheads as of June 28, 2015, due to the continuing challenging business conditions and the resulting weakness in our stock price as of the end of our second quarter of 2015. As a result, we recorded a preliminary impairment charge related to goodwill of $290.9 million and a preliminary intangible newspaper masthead impairment charge of $9.5 million in the quarter ended June 28, 2015. The step 2 goodwill and the intangible asset impairment tests are not final, due to the significant amount of work required to calculate the implied fair value of goodwill and to value the intangible newspaper masthead assets. The significant judgments and estimates that are in process in the step 2 test include but are not limited to the valuation of property, plant and equipment and the valuation of other intangible assets.  The preliminary analysis is subject to finalization, and will be completed in the quarter ending September 27, 2015. We believe that the preliminary amounts computed under analysis of goodwill and intangible newspaper mastheads resulted in impairment charges that represent our best estimates; however, it is possible that material adjustments to the preliminary estimates may be required as the calculations are finalized.

Debt Repurchases and Extinguishment of Debt

In June 2015, we repurchased $41.3 million of our 5.75% notes due in 2017 (“5.75% Notes”) through privately negotiated transactions. We recorded a loss on extinguishment of debt of $0.9 million during the quarter and six months ended June 28, 2015. We repurchased these notes at par value and wrote off historical discounts.

Gains Related to Equity Investments

In April 2015, we received a final cash distribution of $7.5 million from Classified Ventures, LLC (previously owned equity method investment) that was recorded as gains related to equity investments during the quarter ended June 28, 2015, because the company has no continuing ownership interest in Classified Ventures, LLC.

Limited Share Repurchase Program

In April 2015, our Board of Directors authorized a new limited share repurchase program for the repurchase of up to $7.0 million of our Class A Common Stock through December 31, 2016. The repurchases are intended to mitigate the dilutive impact of issuing Class A Common Stock under our equity compensation plans. The shares will be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. During the quarter ended June 28, 2015, we repurchased 565,000 shares at a weighted average price of $1.17 per share.

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarter and six months ended June 28, 2015, and June 29, 2014:

	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(296,497)	$91,648	$(307,843)	$75,586
Loss from discontinued operations, net of tax	—	(1,699)	—	(1,479)
Net income (loss)	$(296,497)	$89,949	$(307,843)	$74,107
Net income (loss) per diluted common share:
Income (loss) from continuing operations	$(3.39)	$1.03	$(3.52)	$0.85
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share	$(3.39)	$1.02	$(3.52)	$0.84

The loss from continuing operations in the in the quarter and six months ended June 28, 2015, compared to the same periods in 2014 was primarily related to the preliminary impairment charges of $300.4 million recorded in the quarter ended June 28, 2015 (see Note 2 and discussion under Recent Developments above). In addition, the quarter and six months ended June 28, 2015, results were impacted by decreases in total revenues, lower equity investment income and our portion of the gain on Classified Ventures, LLC’s sale of its Apartments.com business (see Note 4) that was recorded in the quarter ended June 29, 2014, offset by decreases in operating expenses.

Revenues

The following table summarizes our revenues by category:

	Quarters Ended				Six Months Ended
	June 28,	June 29,	$	%	June 28,	June 29,	$	%
(in thousands)	2015	2014	Change	Change	2015	2014	Change	Change
Advertising:
Retail	$77,468	$92,655	$(15,187)	(16.4)	$154,074	$180,576	$(26,502)	(14.7)
National	11,094	13,145	(2,051)	(15.6)	20,652	25,971	(5,319)	(20.5)
Classified:
Auto	9,313	14,143	(4,830)	(34.2)	18,515	28,297	(9,782)	(34.6)
Real estate	7,171	8,066	(895)	(11.1)	14,018	15,656	(1,638)	(10.5)
Employment	8,158	9,422	(1,264)	(13.4)	16,043	18,268	(2,225)	(12.2)
Other	15,313	15,369	(56)	(0.4)	30,290	30,831	(541)	(1.8)
Total classified	39,955	47,000	(7,045)	(15.0)	78,866	93,052	(14,186)	(15.2)
Direct marketing and other	30,003	31,849	(1,846)	(5.8)	56,175	60,652	(4,477)	(7.4)
Total advertising	158,520	184,649	(26,129)	(14.2)	309,767	360,251	(50,484)	(14.0)
Audience	90,842	90,817	25	0.0	184,051	179,770	4,281	2.4
Other	12,998	11,925	1,073	9.0	25,720	23,541	2,179	9.3
Total revenues	$262,360	$287,391	$(25,031)	(8.7)	$519,538	$563,562	$(44,024)	(7.8)

During the quarter and six months ended June 28, 2015,  total revenues decreased 8.7% and 7.8%, respectively, compared to the same periods in 2014 primarily due to the continued decline in demand for print advertising. The continued volatility in consumer spending and a secular shift in advertising demand from print to digital products, which are widely available from many media competitors and are generally sold at lower prices than print products, are the principal causes of the decline in print advertising revenues.  The declines in total advertising revenues were partially offset by increases in our audience revenues, due primarily to increases in sales of our subscription products, and in other revenues.

Advertising Revenues

Total advertising revenues decreased 14.2% and 14.0% during the quarter and six months ended June 28, 2015, compared to the same periods in 2014. While we experienced declines in all of our advertising revenue categories, including most digital advertising revenues, the decrease in total advertising revenues was primarily related to declines in print retail and print and digital classified advertising revenues. These decreases in advertising revenues were partially offset by increases in a few digital revenues categories, as discussed below.  The decreases are also partially a result of the five-year affiliate agreement with Cars.com signed on October 1, 2014, which results in higher wholesale costs related to their digital products and services in fiscal year 2015. These wholesale costs are recorded as a reduction in the related revenues for these products and services, and generally reduce total advertising revenues by approximately two percentage points due to the higher costs in the new affiliate agreement in 2015 versus the same periods in 2014.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Advertising:
Retail	48.9%	50.2%	49.7%	50.1%
National	7.0%	7.1%	6.7%	7.2%
Classified	25.2%	25.5%	25.5%	25.8%
Direct marketing and other	18.9%	17.2%	18.1%	16.9%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and six months ended June 28, 2015,  retail advertising revenues decreased 16.4% and 14.7%, respectively, compared to the same periods in 2014.  In the quarter ended June 28, 2015, the decrease in retail advertising revenues was primarily due to decreases of 20.1% in print ROP advertising revenues and 21.8% in preprint advertising revenues, compared to the same period in 2014. In the six months ended June 28, 2015, the decrease in retail advertising revenues was primarily due to decreases of 19.9% in print ROP advertising revenues and 18.9% in preprint advertising revenues, compared to the same period in 2014. These decreases were partially offset by an increase in digital retail advertising of 2.3% in the six months ended June 28, 2015, compared to the same period in 2014. The overall decreases in retail advertising revenues, both the quarter and six months ended June 28, 2015, were widespread among the ROP and preprint categories, and reflect a pullback by large retailers in preprint advertising.

National:

National advertising revenues decreased 15.6% and 20.5% during the quarter and six months ended June 28, 2015, respectively, compared to the same periods  in 2014.  We experienced a 26.3% and 30.0% decrease in print national advertising during the quarter and six months ended June 28, 2015, respectively, compared to the same periods in 2014.  Digital national advertising increased 6.9%  during the quarter ended June 28, 2015, but decreased 0.6% during the six months ended June 28, 2015, compared to the same periods in 2014. Overall, decreases in total national advertising revenues were primarily led by decreases in the telecommunications category across both print and digital.

Classified:

During the quarter and six months ended June 28, 2015, classified advertising revenues decreased 15.0% and 15.2%, respectively, compared to the same periods in 2014.  During the quarter and six months ended June 28, 2015, compared to the same periods in 2014, we experienced decreases in print classified advertising of 12.7% and 12.3%, respectively, and decreases in digital classified advertising of 18.1% and 19.3%, respectively. The print and digital automotive, employment and real estate categories represented our largest declines in total classified advertising during the periods. The decreases are partially a result of the five-year affiliate agreement with Cars.com signed on October 1, 2014, which results in higher wholesale costs related to their digital products and services in fiscal year 2015. These wholesale costs are recorded as a reduction in the related revenues for these products and services. We had $7.1 million and $14.3 million in wholesale fees, which are a reduction to related revenues, the quarter and six months ended June 28, 2015,  respectively, compared to $4.6 million and $9.1 million June 29, 2014, respectively. In addition, advertisers are increasingly using digital advertising, which is widely available from many of our competitors, instead of print advertising.

The following is a discussion of the major classified advertising categories for the quarters and six months ended June 28, 2015, compared to the same periods in 2014:

•

Automotive advertising revenues decreased 34.2% and 34.6% in the quarter and six months ended June 28, 2015, respectively. Print automotive advertising revenues declined 32.6% and 30.9% in the quarter and six months ended June 28, 2015,  respectively, as advertisers continued to shift advertising buys to digital products. Digital automotive advertising revenues were down 35.2% and 37.1% in the quarter and six months ended June 28, 2015, respectively, primarily due to higher wholesale fees to third-party providers of the automotive products and services that are recorded as a reduction in revenues in this category.

•

Real estate advertising revenues decreased 11.1% and 10.5% in the quarter and six months ended June 28, 2015, respectively. Print real estate advertising revenues declined 19.3% and 15.9%  in the quarter and six months ended June 28, 2015, respectively. Digital real estate advertising revenues increased 4.6% and decreased 0.4% in the quarter and six months ended June 28, 2015, respectively.  Print real estate revenues have decreased due to the continued decrease of the real estate advertising market as it shifts from traditional media to digital media. Digital real estate advertising in six months ended June 29, 2014 included $0.4 million of revenues from Apartments.com that were not included in the quarter and six months ended June 28, 2015,  due to the April 1, 2014, sale of that business by Classified Ventures (former equity investment). We no longer sell the Apartments.com products or services.

•

Employment advertising revenues decreased 13.4% and 12.2% in the quarter and six months ended June 28, 2015,  respectively, reflecting an employment market that continues to shift from traditional media to digital media, which includes a wider array of options. Print employment advertising revenues declined 11.7% and 10.8% in the quarter and six months ended June 28, 2015, respectively. Digital employment advertising revenues were down 14.8% and 13.3% in the quarter and six months ended June 28, 2015, respectively.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising, decreased 0.4% and 1.8% in the quarter and six months ended June 28, 2015, respectively. Print other classified advertising revenues declined 0.3% and 2.0% in the quarter and six months ended June 28, 2015, respectively.  Digital other classified advertising revenues were down 0.4% and 0.9% in the quarter and six months ended June 28, 2015, respectively.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 26.2% and 25.8% of total advertising revenues in the quarter and six months ended June 28, 2015, respectively, compared to 24.4% and 24.1% for the same periods in 2014, respectively. Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis. In the quarter ended June 28, 2015, total digital advertising revenues decreased 7.5% to $41.6 million compared to the same period in 2014.  In the six months ended June 28, 2015, total digital advertising revenues decreased 7.8% to $80.0 million compared to the same period in 2014. Digital-only advertising revenues decreased 3.7% to $25.7 million in the quarter ended June 28, 2015, compared to the same period in 2014. Digital-only advertising revenues decreased 5.7% to $48.3 million in the six months ended June 28, 2015, compared to the same period in 2014. Certain digital-only advertising revenues declined due to the elimination of the Apartments.com revenues, as described above, and also due to higher wholesale fees to third-party providers of the digital automotive products and services that are recorded as a reduction in associated revenues, as described above.  The advertising industry is still experiencing a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers, and as a result we expect to continue to face intense competition in the digital advertising space. Digital advertising revenues sold in conjunction with print products declined 13.1% and 10.8% in the quarter and six months ended June 28, 2015, respectively, compared to the same periods in 2014 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 5.8% and 7.4% during the quarter and six months ended June 28, 2015, respectively, compared to the same periods in 2014.  The decrease was partially due to the declines in the print retail environment and the elimination of certain niche products during fiscal year 2014 that did not meet our profit expectations and due to the pullback by large retailers in preprint advertising inserts delivered to non-subscribers.

Audience Revenues

Audience revenues increased slightly during the quarter ended June 28, 2015, and increased 2.4%  during the six months ended June 28, 2015, compared to the same periods in 2014.  The overall audience revenues increase was primarily due to a 7.1% and 10.2% increase in digital audience revenues during the respective periods, partially offset by lower print circulation volumes. Circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. We continue to look for new opportunities to reduce our declines in circulation volumes and increase our audience revenues.

Operating Expenses

Total operating expenses increased 112.0% and 49.7% in the quarter and six months ended June 28, 2015,  respectively, compared to the same periods in 2014, primarily due to the preliminary impairment charges of $300.4 million, offset by decreases in newsprint expense and accelerated depreciation in 2014. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies as well as headcount reductions.

The following table summarizes operating expenses:

	Quarters Ended				Six Months Ended
	June 28,	June 29,	$	%	June 28,	June 29,	$	%
(in thousands)	2015	2014	Change	Change	2015	2014	Change	Change
Compensation expenses	$101,091	$103,481	$(2,390)	(2.3)	$207,763	$212,033	$(4,270)	(2.0)
Newsprint, supplements and printing expenses	24,523	29,083	(4,560)	(15.7)	49,299	56,360	(7,061)	(12.5)
Depreciation and amortization expenses	24,934	25,926	(992)	(3.8)	48,597	66,221	(17,624)	(26.6)
Other operating expenses	100,349	101,456	(1,107)	(1.1)	203,574	205,315	(1,741)	(0.8)
Goodwill and other asset impairments	300,429	138	300,291	nm	300,429	1,024	299,405	nm
	$551,326	$260,084	$291,242	112.0	$809,662	$540,953	$268,709	49.7

nm – not meaningful

Compensation expenses decreased 2.3% and 2.0% in the quarter and six months ended June 28, 2015, respectively, compared to the same periods in 2014. Payroll expenses in the quarter and six months ended June 28, 2015, decreased 2.6% and 2.3%, respectively, compared to the same periods in 2014, reflecting an 8.6% and 8.3% decline in average full-time equivalent employees, respectively. These decreases in payroll expense were partially offset by higher severance costs. Fringe benefits costs in the quarter and six months ended June 28, 2015, decreased 0.8% and 0.7%, respectively, compared to the same periods in 2014.

Newsprint, supplements and printing expenses decreased 15.7% and 12.5% in the quarter and six months ended June 28, 2015, respectively, compared to the same periods in 2014. During the quarter and six months ended June 28, 2015, compared to the same periods in 2014, newsprint expense declined 22.6% and 20.6%, respectively. The newsprint declines reflect a 19.9% and 18.6% decrease in newsprint usage and a 3.3% and 2.5% decrease in newsprint prices during the quarter and six months ended June 28, 2015, respectively, compared to the same periods in 2014. These decreases in newsprint expenses were partially offset by increases in outsourced printing costs of $1.3 million in the six months ended June 28, 2015, compared to the same period in 2014, primarily related to the outsourcing of our printing process at one newspaper during the first quarter of 2014.

Depreciation and amortization expenses decreased 3.8% and 26.6% in the quarter and six months ended June 28, 2015, respectively, compared to the same periods in 2014.  Depreciation expense increased $1.3 million during the quarter ended June 28, 2015, and decreased $13.2 million in the six months ended June 28, 2015, compared to the same periods in 2014, primarily due the impact of accelerated depreciation during the periods. During the quarter and six months ended June 28, 2015, we incurred $1.6 million and $1.8 million, respectively, in accelerated depreciation, compared to zero and $13.5 million in accelerated depreciation during the quarter and six months ended June 29, 2014, respectively. The accelerated depreciation during the six months ended June 29, 2014, (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the newly purchased production facility. Amortization expense decreased $2.2 million and $4.5 million in the quarter and six months ended June 28, 2015,  respectively, compared to the same periods in 2014 primarily due to certain circulation subscriber lists that became fully amortized during the third quarter of 2014.

Other operating expenses decreased 1.1% and 0.8% in the quarter and six months ended June 28, 2015,  respectively, compared to the same periods in 2014.  The decrease in other operating expenses is primarily due to a decrease in professional fees, as well as, other miscellaneous expenses, which were partially offset by increases in circulation delivery costs.

Goodwill and other asset impairments increased during the quarter and six months ended June 28, 2015, compared to the same periods in 2014, primarily due the preliminary impairment charges related to goodwill of $290.9 million and the preliminary intangible newspaper masthead impairment charge of $9.5 million, which were recorded during the quarter ended June 28, 2015. See Recent Developments above for additional discussion.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 33.8% and 33.5% in the quarter and six months ended June 28, 2015, respectively, compared to the same periods in 2014, primarily reflecting lower overall debt balances due to the retirements and repurchases made in the fourth quarter of 2014.

Equity Income:

Total income from unconsolidated investments decreased 36.9 % and 49.7% during the quarter and six months ended June 28, 2015, respectively, compared to the same periods in 2014 due to lower results from our equity method investments. The equity income in unconsolidated companies in the quarter and six months ended June 29, 2014, included income from Classified Ventures LLC, while in the quarter and six months ended June 28, 2015, we had no equity income as a result of our sale of our equity interest in Classified Ventures LLC. As discussed more fully in Note 4, Classified Ventures, LLC sold its Apartments.com business on April 1, 2014, and we sold our ownership interest in Classified Ventures, LLC on October 1, 2014. Except for the final distribution of $7.5 million received in April 2015 (see Note 4), we will no longer receive equity income or distributions from this former investment. The final distribution was recorded as a gain on the sale of our ownership interest in Classified Ventures, LLC in the quarter and six months ended June 28, 2015, as discussed below.

Gains related to equity investments:

We recognized $7.5 million and $8.1 million in gains related to equity investments during the quarter and six months ended June 28, 2015,  respectively, from Classified Ventures, LLC as a result of a final cash contribution that was received in April 2015 and a final working capital adjustment received in the first quarter of 2015.

Income Taxes:

In the quarter and six months ended June 28, 2015, we recorded an income tax benefit on continuing operations of $3.5 million and $11.2 million, respectively.  The income tax provision (benefit) differs from the expected federal amounts primarily due to the tax impact of state income taxes and the impact of non-tax deductible goodwill.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $32.1 million as of June 28, 2015, compared to $265.3 million of cash at June 29, 2014, and $220.9 million as of December 28, 2014.  The decrease in cash and cash equivalents in the quarter and six months ended June 28, 2015, compared to December 28, 2014, was primarily due to the repurchase of $41.3 million in notes during the quarter ended June 28, 2015, and the $186.9 million in cash payments for income taxes (primarily related to the gain on the sale of Classified Ventures, LLC in the fourth quarter of 2014) during the quarter and six months ended June 28, 2015.

We expect that most of our cash on hand and our cash generated from operations in the foreseeable future will be used to repay debt; pay income taxes; fund our capital expenditures; invest in new revenue initiatives, digital investments and enterprise-wide operating systems; make required contributions to our qualified defined benefit pension plan (“Pension Plan”); repurchase stock; and for other corporate uses as determined by management and our Board of Directors. As of June 28, 2015, we had approximately $991.2 million in total aggregate principal amounts of debt outstanding, consisting of $70.0 million of our 5.75% Notes, $555.8 million of our 9.00% Senior Secured Notes due in 2012 (“9.00% Notes”) and $365.4 million of our notes maturing in 2027 and 2029. We expect that we will need to refinance a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. Therefore, we may be required to use cash on hand or cash from operations to meet these obligations. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Six Months Ended
	June 28,	June 29,
(in thousands)	2015	2014
Cash flows provided by (used in)
Operating activities:
Continuing operations	$(145,105)	$166,482
Discontinued operations	—	126
Investing activities:
Continuing operations	84	(13,434)
Discontinued operations	—	33,369
Financing activities:
Continuing operations	(43,720)	(2,024)
Increase (decrease) in cash and cash equivalents	$(188,741)	$184,519

Operating Activities:

We used $145.1 million of cash from continuing operations in the six months ended June 28, 2015, compared to generating $166.5 million of cash from continuing operations in the six months ended June 29, 2014.  The decrease is primarily due to (i) cash we received, primarily from the sale of Apartments.com by Classified Ventures, LLC for $146.9 million in the six months ended June 29, 2014, (ii) the timing of net income tax payments in 2015, and (iii) offset by lower pension contributions in the first six months of 2015, as discussed below. In the six months ended June 28, 2015, we made income tax payments of $186.9 million compared to $11.7 million in the six months ended June 29, 2014 primarily related to the gain on the sale of Classified Ventures, LLC (previous owned equity investment) in the fourth quarter of 2014, offset by the net of tax losses on bond repurchases in the fourth quarter of 2014.

Pension Plan Matters

In the six months ended June 29, 2014, we made a $25.0 million cash contribution to our Pension Plan. We have no cash contribution requirement for 2015; therefore, no cash contribution was made during the six months ended June 28, 2015, and we do not intend to make any contributions in 2015.

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

Investing Activities:

We generated $0.1 million of cash in investing activities in the six months ended June 28, 2015, which was primarily due to the receipt of a final distribution for $7.5 million from a former equity investment and offset by the purchase of property plant and equipment for $7.2 million.  We expect capital expenditures to be approximately $20 million in fiscal year 2015.

Financing Activities:

We used $43.7 million of cash in financing activities in the six months ended June 28, 2015, primarily related to the repurchase of $41.3 million of 5.75% Notes.

Debt and Related Matters

Debt Repurchases and Extinguishment of Debt

During the quarter ended June 28, 2015, we repurchased $41.3 million of our 5.75% Notes through a privately negotiated transaction. We recorded a loss on extinguishment of debt of $0.9 million during the quarter and six months ended June 28, 2015. We repurchased these notes at par value and wrote off historical discounts. We had no debt repurchases during the quarter or six months ended June 29, 2014.

Credit Agreement

Our Third Amended and Restated Credit Agreement dated December 18, 2012, and as amended on October 21, 2014, (“Credit Agreement”) is secured by a first-priority security interest in certain of our assets as described below. The Credit Agreement, among other things, provides for commitments of $65 million and a maturity date of December 18, 2019.  In addition, on October 21, 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

As of June 28, 2015, there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $33.2 million. There were no borrowings outstanding under the Credit Agreement as of June 28, 2015.

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

Senior Secured Notes and Indenture

In December 2012, we issued the 9.00% Notes. Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. We own 100% of each of the guarantor subsidiaries, and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the subsidiaries other than the subsidiary guarantors are minor.

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

Covenants under the Senior Debt Agreements

The financial covenants under the Credit Agreement require us to comply with a maximum consolidated total leverage ratio measured quarterly. As of June 28, 2015, and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00.  For purposes of consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20 million. As of June 28, 2015, we were in compliance with all financial debt covenants.

At June 28, 2015, our consolidated leverage ratio (as defined in the Credit Agreement) was 4.64 to 1.00 and we were in compliance with all of our financial covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. We will continue to optimize operations and/or reduce debt to maintain compliance with our covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture). As of June 28, 2015, we estimated that we had approximately $659.4 million available under our restricted payments basket that could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by our Board of Directors.

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

Contractual Obligations:

As of June 28, 2015, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K, other than those resulting from the changes in principal and interest payments due to the debt repurchases, as describe previously in Debt and Related Matters above.

Off-Balance-Sheet Arrangements

As of June 28, 2015, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Based on our interim goodwill testing at June 28, 2015, the fair value of our reporting unit that primarily consists of operations in California, the Northwest and Texas, exceeded the carrying value by approximately 12.9%, and we did not incur any goodwill impairments for this reporting unit during the quarter or six months ended June 28, 2015. Based on our interim goodwill testing at June 28, 2015, the reporting unit that primarily consists of operations in the Southeast, Florida and the Midwest, recorded a preliminary impairment charge of $290.9 million during the quarter and six months ended June 28, 2015, as described in Note 2, Intangible Assets and Goodwill.  As of June 28, 2015, after recording the impairment charge on the Southwest, Florida and the Midwest reporting unit, fair value exceeded the carrying value by approximately 40.0%.  Assumptions are highly subjective and sensitive to industry and our performance. A one percent increase or decrease in our assumptions used could cause us to perform a step two analysis. The step 2 goodwill impairment test is not final, due to the significant amount of work required to calculate the implied fair value of goodwill. The significant judgments and estimates that are in process in the step 2 test include but are not limited to the valuation of property, plant and equipment. The preliminary analysis is subject to finalization, and will be completed in the quarter ending September 27, 2015. We believe that the preliminary amounts computed under analysis of goodwill resulted in an impairment charge that represents our best estimate; however, it is possible that material adjustments to the preliminary estimate may be required as the calculation is finalized.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 28, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 7,  Commitments and Contingencies to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			(c) Total Number of	(d) Approximate Dollar
	(a) Total Number		Shares Purchased as Part	Value of Shares that May
	of Shares	(b) Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Paid per Share	Program	the Program
03/30/2015 - 05/03/2015	—	$—	—	$7,000,000
05/04/2015 - 05/31/2015	—	$—	—	$7,000,000
06/01/2015 - 06/28/2015	565,000	$1.17	565,000	$6,340,379
Total Second Quarter 2015	565,000	$1.17	565,000	$6,340,379

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

The McClatchy Company
(Registrant)

August 7, 2015	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

August 7, 2015	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

**Furnished, not filed