Form 10-Q
period 2015-09-27
MCCLATCHY CO
filed 2015-11-05
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 27, 2015

or

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

Large accelerated filer ◻	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ◻	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ◻  No ☒

As of October 26, 2015, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	61,427,325
Class B Common Stock	24,431,962

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
REVENUES — NET:
Advertising	$149,860	$169,843	$459,627	$530,094
Audience	89,310	91,344	273,361	271,114
Other	12,041	11,712	37,761	35,253
	251,211	272,899	770,749	836,461
OPERATING EXPENSES:
Compensation	95,015	100,595	302,778	312,628
Newsprint, supplements and printing expenses	22,583	27,649	71,882	84,009
Depreciation and amortization	27,295	23,804	75,892	90,025
Other operating expenses	97,929	102,301	301,503	307,616
Goodwill and other asset impairments (see Notes 1 and 2)	—	—	300,429	1,024
	242,822	254,349	1,052,484	795,302

OPERATING INCOME (LOSS)	8,389	18,550	(281,735)	41,159

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(21,230)	(33,126)	(65,740)	(100,013)
Interest income	64	14	197	64
Equity income in unconsolidated companies, net	5,158	7,398	13,701	24,366
Gains related to equity investments	—	11	8,093	145,904
Gain on extinguishment of debt, net	1,632	—	749	—
Other — net	(44)	374	(292)	518
	(14,420)	(25,329)	(43,292)	70,839

Income (loss) from continuing operations before income taxes	(6,031)	(6,779)	(325,027)	111,998
Income tax provision (benefit)	(4,882)	(4,160)	(16,035)	39,031

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,149)	(2,619)	(308,992)	72,967

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	(141)	—	(1,620)
NET INCOME (LOSS)	$(1,149)	$(2,760)	$(308,992)	$71,347

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.01)	$(0.03)	$(3.54)	$0.84
Loss from discontinued operations	—	—	—	(0.02)
Net income (loss) per share	$(0.01)	$(0.03)	$(3.54)	$0.82

Diluted:
Income (loss) from continuing operations	$(0.01)	$(0.03)	$(3.54)	$0.83
Loss from discontinued operations	—	—	—	(0.02)
Net income (loss) per share	$(0.01)	$(0.03)	$(3.54)	$0.81

Weighted average number of common shares used
to calculate basic and diluted earnings per share:
Basic	87,168	86,868	87,277	86,692
Diluted	87,168	86,868	87,277	88,441

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; In thousands)

	Quarters Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
NET INCOME (LOSS)	$(1,149)	$(2,760)	$(308,992)	$71,347
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Unrealized net gain and other components of benefit plans, net of taxes of $(1,921), $(1,255), $(5,763) and $(3,763)	2,881	1,882	8,645	5,645
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $128, $98, $382 and $(405)	(192)	(147)	(572)	607
Other comprehensive income	2,689	1,735	8,073	6,252
Comprehensive income (loss)	$1,540	$(1,025)	$(300,919)	$77,599

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; In thousands, except share amounts)

	September 27,	December 28,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$19,610	$220,861
Trade receivables (net of allowances of $3,924 in 2015 and $5,900 in 2014)	112,893	144,565
Other receivables	36,212	36,780
Newsprint, ink and other inventories	18,845	19,491
Deferred income taxes	1,054	1,054
Assets held for sale	11,876	173
Other current assets	15,922	14,945
	216,412	437,869

Property, plant and equipment, net	363,775	404,238
Intangible assets:
Identifiable intangibles — net	365,141	410,915
Goodwill	705,174	996,115
	1,070,315	1,407,030
Investments and other assets:
Investments in unconsolidated companies	237,118	230,473
Other assets	64,008	62,160
	301,126	292,633
	$1,951,628	$2,541,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,198	$49,095
Accrued pension liabilities	8,529	8,529
Accrued compensation	30,916	32,912
Income taxes payable	5,352	186,805
Unearned revenue	61,731	62,035
Accrued interest	17,747	10,592
Other accrued liabilities	17,941	14,957
	180,414	364,925
Non-current liabilities:
Long-term debt	932,880	994,812
Deferred income taxes	1,938	26,162
Pension and postretirement obligations	559,606	574,024
Financing obligations	32,924	34,551
Other long-term obligations	41,411	43,911
	1,568,759	1,673,460
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 63,518,026 in 2015 and 62,600,676 in 2014)	635	626
Class B (authorized 60,000,000 shares, issued 24,431,962 in 2015 and 24,585,962 in 2014)	244	246
Additional paid-in-capital	2,225,418	2,222,675
Accumulated deficit	(1,612,376)	(1,303,384)
Treasury stock at cost, 2,308,155 shares in 2015 and 45,374 shares in 2014	(2,936)	(175)
Accumulated other comprehensive loss	(408,530)	(416,603)
	202,455	503,385
	$1,951,628	$2,541,770

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In thousands)

	Nine Months Ended
	September 27,	September 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(308,992)	$71,347
Less loss from discontinued operations, net of tax	—	(1,620)
Income (loss) from continuing operations	(308,992)	72,967

Reconciliation to net cash from operating activities:
Depreciation and amortization	75,892	90,025
(Gains) loss on disposal of equipment (excluding asset impairments)	(83)	270
Contribution to qualified defined benefit pension plan	—	(25,000)
Retirement benefit expense	7,478	3,474
Stock-based compensation expense	2,750	2,682
Equity income in unconsolidated companies	(13,701)	(24,366)
Gains related to equity investments	(8,093)	(145,904)
Distributions of income from equity investments	7,500	148,176
Gain on extinguishment of debt, net	(749)	—
Goodwill and other asset impairments	300,429	1,024
Other	(4,389)	(3,251)
Changes in certain assets and liabilities:
Trade receivables	31,672	44,303
Inventories	646	2,369
Other assets	(1,693)	826
Accounts payable	(10,897)	(7,927)
Accrued compensation	(1,996)	(5,828)
Income taxes	(211,623)	(27,989)
Accrued interest	7,155	13,654
Other liabilities	(189)	502
Net cash provided by (used in) continuing operations	(128,883)	140,007
Net cash used in discontinued operations	—	(37)
Net cash provided by (used in) operating activities	(128,883)	139,970
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,766)	(20,005)
Proceeds from sale of property, plant and equipment and other	224	676
Purchase of insurance-related deposits	—	(6,770)
Distributions from equity investments	7,460	1,444
Contributions to equity investments	(1,250)	(2,500)
Equity investments and other-net	633	1,686
Net cash used in continuing operations	(3,699)	(25,469)
Net cash provided by discontinued operations	—	32,953
Net cash provided by (used in) investing activities	(3,699)	7,484
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes and related expense	(64,281)	—
Other	(4,388)	(3,181)
Net cash used in financing activities	(68,669)	(3,181)
Increase (decrease) in cash and cash equivalents	(201,251)	144,273
Cash and cash equivalents at beginning of period	220,861	80,811
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,610	$225,084

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature (except as described under Reclassifications and Corrections below), that are necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2014 (“Form 10-K”). Each of the fiscal periods included herein comprise 13 weeks for the third-quarter periods and 39 weeks for the nine-month periods.

Reclassifications and Corrections

Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements related to: (i) the presentation of the Anchorage Daily News, Inc. (“Anchorage”) as a discontinued operation (see Note 3,  Divestiture),  (ii) a correction of reporting wholesale fees associated with sales of certain third-party digital advertising products and services on a net basis, as a reduction of associated digital classified advertising revenues, rather than in other operating expenses, and (iii) the early retrospective adoption of Accounting Standards Update (“ASU”) No. 2015-03 relating to the classification of unamortized debt issuance costs, as described below. For the quarter and nine months ended September 28, 2014, net revenues and other operating expenses included within operating loss were reduced by $4.7 million and $13.8 million, respectively, to correct the presentation of advertising sales related to certain third-party digital advertising products and services previously reported on a gross basis to a net basis, with wholesale fees reported as a reduction of the associated digital classified advertising revenues instead of other operating expenses. As of December 28, 2014, we reclassified unamortized debt issuance costs of $12.1 million from other assets to a reduction in long-term debt on the condensed consolidated balance sheet as a result of the retrospective adoption of ASU No. 2015-03. There were no other changes to the prior periods’ condensed consolidated financial statements.

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

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At September 27, 2015,  the estimated fair value and carrying value of our long-term debt was $770.3 million and $932.9 million, respectively.

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

Property, plant and equipment

During the nine months ended September 27, 2015, we incurred $6.7 million in accelerated depreciation related to the production equipment associated with outsourcing our printing process at a few of our newspapers. During the nine months ended September 28, 2014, we sold Anchorage, including the associated property, plant and equipment, which are presented as a discontinued operation. See Note 3,  Divestiture, below for further discussion of the transaction.  During the nine months ended September 28, 2014,  we also completed the acquisition of a new production facility, which was valued at $6.5 million, and we incurred $13.6 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the new production facility.

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands)	2015	2014	2015	2014
Depreciation expense	$15,224	$11,667	$39,606	$49,216

Assets held for sale

During the nine months ended September 27, 2015, we began to actively market for sale land and buildings at one of our newspapers and a parking structure at another newspaper. No impairment charges were incurred during the quarter and nine months ended September 27, 2015, as a result of placing these assets into assets held for sale during the periods. During the nine months ended September 28, 2014, we identified and began to actively market for sale one of our production facilities for a newspaper at which we outsourced our printing to a third-party. These assets consist primarily of undeveloped land and buildings. In connection with classifying these assets as assets held for sale, the carrying values of the land and buildings were reduced to their estimated fair value less selling costs, as determined based on the current market conditions and the selling prices. As a result, an impairment charge of $1.0 million was recorded in the nine months ended September 28, 2014, and is included in other operating expenses on the condensed consolidated statements of operations.

Intangible Assets and Goodwill

We test for impairment of goodwill annually, at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two‑step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate, and for the market based approach, private and public market trading multiples for newspaper assets. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. See Note 2 for discussion of our goodwill impairment testing results.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach that utilizes a discounted cash flow model, as discussed above, to determine the fair value of each newspaper masthead. See Note 2 for discussion of our intangible assets impairment testing results.

Long‑lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during the quarters and nine months ended months ended September 27, 2015, or September 28, 2014.

Segment Reporting

Our primary business is the publication of newspapers and related digital and direct marketing products. We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Each operating segment consists of a group of newspapers and,  effective July 1, 2015, following the retirement of a segment manager, both operating segments report to the same segment manager.

There was no change to our single reportable segment as a result of the changes to our operating segments. Effective July 1, 2015, one of our operating segments (“Western Segment”) consists of our newspaper operations in California, the Northwest, Midwest and Texas, while the other operating segment (“Eastern Segment”) consists primarily of newspaper operations in the Southeast and Florida.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 28, 2014	$(407,552)	$(9,051)	$(416,603)
Other comprehensive income (loss) before reclassifications	—	(572)	(572)
Amounts reclassified from AOCL	8,645	—	8,645
Other comprehensive income (loss)	8,645	(572)	8,073
Balance at September 27, 2015	$(398,907)	$(9,623)	$(408,530)

	Amount Reclassified from AOCL (in thousands)		Amount Reclassified from AOCL (in thousands)
	Quarters Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,	Affected Line in the Condensed
AOCL Component	2015	2014	2015	2014	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$4,802	$3,137	$14,408	$9,408	Compensation
	(1,921)	(1,255)	(5,763)	(3,763)	Benefit for income taxes
	$2,881	$1,882	$8,645	$5,645	Net of tax

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

	Quarters Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(shares in thousands)	2015	2014	2015	2014
Anti-dilutive stock options	5,238	2,874	5,441	1,581

Cash Flow Information

Cash paid for interest and income taxes consisted of the following:

	Nine Months Ended
	September 27,	September 28,
(in thousands)	2015	2014
Interest paid (net of amount capitalized)	$53,241	$77,995
Income taxes paid (net of refunds)	197,718	67,233

The income tax payments in the nine months ended September 27, 2015, were primarily related to the gain on the sale of Classified Ventures, LLC (previous owned equity investment) in the fourth quarter of 2014, offset by the net of tax losses on bond repurchases in the fourth quarter of 2014.

Other non-cash investing activities from continuing operations, related to the recognition of an intangible asset for the nine months ended September 28, 2014, were $3.1 million. Other non-cash investing activities from continuing operations as of September 27, 2015,  and September 28, 2014, related to purchases of property, plant and equipment (“PP&E”) on credit, were $0.2 million and $0.9 million, respectively.

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

In April 2015, the FASB issued ASU No. 2015-04, "Compensation – Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets." ASU 2015-04 provides practical expedient, which permits a reporting entity with a fiscal year-end that does not coincide with a month-end, to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. It is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

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

Effective December 29, 2014, we adopted the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” that was issued in April 2015. ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of deferred charges.  It was effective for annual and interim periods beginning on or after December 15, 2015, however early adoption was permitted. In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. We have elected to present the debt issuance costs related to our line-of credit arrangement, combined with the other debt issuance costs on our term loan debt, as a reduction in long-term debt. As of September 27, 2015, and December 28, 2014, we reclassified unamortized debt issuance costs of $10.6 million and $12.1 million, respectively, from other assets to a reduction in long-term debt on the condensed consolidated balance sheet.

2.  INTANGIBLE ASSETS AND GOODWILL

As of September 27, 2015, intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 28,	Impairment	Amortization	September 27,
(in thousands)	2014	Charges	Expense	2015
Intangible assets subject to amortization	$833,254	$-	$-	$833,254
Accumulated amortization	(615,378)	-	(36,286)	(651,664)
	217,876	-	(36,286)	181,590
Mastheads	193,039	(9,488)	-	183,551
Goodwill	996,115	(290,941)	-	705,174
Total	$1,407,030	$(300,429)	$(36,286)	$1,070,315

Impairment of Goodwill and Intangible Assets

During the quarter ended June 28, 2015, we performed an interim testing of impairment of goodwill and intangible newspaper mastheads due to the continuing challenging business conditions and the resulting weakness in our stock prices. The fair values of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the present value of expected future cash flows, using estimates, judgments and assumptions (see Note 1) that we believe were appropriate in the circumstances. As a result, we recorded an impairment charge in our “Southeast, Florida and the Midwest” reporting unit related to goodwill of $290.9 million and an intangible newspaper masthead impairment charge of $9.5 million in the quarter ended June 28, 2015, which were recorded in the goodwill and other asset impairments line item on our condensed consolidated statements of operations. The step 2 goodwill and the intangible asset impairment tests for the quarter ended June 28, 2015, were not finalized prior to filing the quarterly report for that period, due to the significant amount of work required to calculate the implied fair value of goodwill and to value the intangible newspaper masthead assets. The significant judgments and estimates that were in process in the step 2 test included but were not limited to the valuation of property, plant and equipment and the valuation of other intangible assets. In the quarter ended September 27, 2015, we finalized the measurement of the goodwill and intangible newspaper masthead impairment charges, which were recorded in the quarter ended June 28, 2015, resulting in no additional adjustments to the amounts previously recognized.

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands)	2015	2014	2015	2014
Amortization expense	$12,071	$12,137	$36,286	$40,809

The estimated amortization expense for the remainder of fiscal year 2015 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2015 (Remainder)	$12,103
2016	47,986
2017	48,907
2018	47,275
2019	23,769
2020	418

3.  DIVESTITURE

On May 5, 2014, we completed the sale of the outstanding capital stock of Anchorage to an assignee of Alaska Dispatch Publishing, LLC for $34.0 million in cash. The financial results of Anchorage have been reported as discontinued operations in our condensed consolidated financial statements for all periods presented herein.

The following table summarizes the financial information for the Anchorage’s operations for the quarter and nine months ended September 28, 2014:

	Quarter Ended	Nine Months Ended
	September 28,	September 28,
(in thousands)	2014	2014
Revenues	$—	$9,071
Loss from discontinued operations, before taxes	$(163)	$(211)
Income tax benefit	(105)	(125)
Loss from discontinued operations, net of tax, before loss on sale	$(58)	$(86)

Gain (loss) on sale of discontinued operations	$(83)	$5,391
Income tax provision	—	6,925
Loss on sale of discontinued operations, net of tax	(83)	(1,534)
Loss from discontinued operations, net of tax	$(141)	$(1,620)

4.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	September 27,	December 28,
Company	Interest	2015	2014
CareerBuilder, LLC	15.0	$233,192	$226,965
Other	Various	3,926	3,508
		$237,118	$230,473

During the nine months ended September 27, 2015, our proportionate share of net income from certain investments listed in the table above was greater than 20% of our condensed consolidated net income (loss) before taxes. Summarized condensed financial information, as provided to us by these certain investees, is as follows:

	Nine months ended
	September 27,	September 28,
(in thousands)	2015	2014
Net revenues	$526,729	$532,797
Gross profit	490,140	475,145
Operating income	100,495	100,493
Net income	97,886	100,093

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

On October 1, 2014, we, along with Tribune Media Company, Graham Holdings Company and A.H. Belo Corporation (the “Selling Partners”) sold all of the Selling Partners’ ownership interests in Classified Ventures, LLC to Gannett Co., Inc. for a price that valued Classified Ventures, LLC at $2.5 billion. We recorded a gain on the sale of our ownership interest in Classified Ventures, LLC of $559.3 million, before taxes, during fourth quarter of fiscal year 2014. Our portion of the cash proceeds, net of transaction costs, was $631.8 million. Pursuant to the sale agreement, $25.6 million of net proceeds was being held in escrow until October 1, 2015. On October 1, 2014, we received our portion of the net cash proceeds, less the escrow, of $606.2 million. Upon the closing of the transaction, we entered into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets.

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

In October 2015, we received $23.5 million of the $25.6 million escrow balance from Classified Ventures, LLC. The balance of $2.1 million remains in escrow subject to final review of a potential sales tax claim that may have existed for sales incurred prior to October 1, 2014, sale date of Classified Ventures, LLC.

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

CareerBuilder, LLC

On August 3, 2015, we received a cash distribution of $7.5 million from CareerBuilder, LLC, which was recorded as a reduction to our carrying value in our investments in unconsolidated companies on the condensed consolidated balance sheet during the quarter ended September 27, 2015.

5.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	September 27,	September 27,	December 28,
(in thousands)	2015	2015	2014
Notes:
9.00% senior secured notes due in 2022	$540,785	$530,141	$543,640
5.750% notes due in 2017	59,942	58,841	108,489
7.150% debentures due in 2027	89,188	84,371	84,076
6.875% debentures due in 2029	276,230	259,527	258,607
Long-term debt	$966,145	$932,880	$994,812

Our outstanding notes are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $33.3  million and $37.6  million as of September 27, 2015,  and December 28, 2014, respectively.

Debt Repurchases and Loss on Extinguishment of Debt

During the nine months ended September 27, 2015,  we repurchased a total of $66.4 million of notes through privately negotiated transactions as follows:

(in thousands)	Face Value
9.00% senior secured notes due in 2022	$15,000
5.750% notes due in 2017	51,357
Total notes repurchased	$66,357

We recorded a net gain on extinguishment of debt of $1.6 million and $0.7 million during the quarter and nine months ended September 27, 2015. We repurchased $41.4 million of these notes at par value and wrote off historical discounts during the quarter ended June 28, 2015. We repurchased $25.0 million of these notes at a discount and wrote off historical discounts and debt issuance costs during the quarter ended September 27, 2015.  We had no debt repurchases during the quarter or nine months ended September 28, 2014.

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

As of September 27, 2015,  there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $33.0 million. There were no borrowings outstanding under the Credit Agreement as of September 27, 2015.

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

Senior Secured Notes and Indenture

In December 2012, we issued 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”). Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. We own 100% of each of the guarantor subsidiaries and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the subsidiaries other than the subsidiary guarantors are minor.

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

Covenants under the Senior Debt Agreements

The financial covenant under the Credit Agreement requires us to comply with a maximum consolidated total leverage ratio measured quarterly. As of September 27, 2015,  and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00.   For purposes of consolidated total

leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20.0 million. As of September 27, 2015,  we were in compliance with our debt covenants.

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

The elements of retirement expense are as follows:

	Quarters Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands)	2015	2014	2015	2014
Pension plans:
Service Cost	$2,920	$2,008	$8,760	$6,023
Interest Cost	21,248	22,751	63,745	68,253
Expected return on plan assets	(26,571)	(26,865)	(79,712)	(80,595)
Prior service cost amortization	—	3	—	9
Actuarial loss	5,548	4,003	16,645	12,007
Net pension expense	3,145	1,900	9,438	5,697
Net post-retirement benefit credit	(653)	(741)	(1,960)	(2,223)
Net retirement expenses	$2,492	$1,159	$7,478	$3,474

In January 2014, we contributed $25.0 million of cash to the Pension Plan.  We do not expect to make any cash contributions to the Pension Plan during fiscal year 2015.

We have a defined contribution plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We suspended our matching contribution to the 401(k) plan in 2009 and as of September 27, 2015,  we have not reinstated that benefit.

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

The court in the Fresno case has bifurcated the trial into two separate phases: the first phase will address independent contractor status and liability for mileage reimbursement and the second phase will address damages, if any.  The first phase of the Fresno case began in the fourth quarter of fiscal year 2014 and concluded in late March 2015. The parties are awaiting a ruling on the first phase.

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

As of September 27, 2015,  we had $33.0 million of standby letters of credit secured under the LC Agreement (see Note 5,  Long-Term Debt, for further discussion).

8.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the nine months ended September 27, 2015:

		Weighted
		Average Grant
		Date Fair
		Value
Nonvested — December 29,2014	1,329,550	$3.62
Granted	1,365,300	$2.30
Vested	(952,300)	$2.84
Forfeited	(120,350)	$3.12
Nonvested — September 27, 2015	1,622,200	$3.00

The total fair value of the RSUs that vested during the nine months ended September 27, 2015,  was $1.6  million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the nine months ended September 27, 2015:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 29,2014	3,848,750	$9.28	$1,542
Forfeited	(62,500)	$2.59
Expired	(148,750)	$13.62
Outstanding September 27, 2015	3,637,500	$9.22	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. At September 27, 2015,  we had three stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Quarters Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands)	2015	2014	2015	2014
Stock-based compensation expense	$498	$1,108	$2,750	$2,682

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (together, the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 27, 2015, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2014 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 13, 2015. All period references are to our fiscal periods unless otherwise indicated.

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

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Revenues:
Advertising	59.7%	62.2%	59.6%	63.4%
Audience	35.5%	33.5%	35.5%	32.4%
Other	4.8%	4.3%	4.9%	4.2%
Total revenues	100.0%	100.0%	100.0%	100.0%

Our primary sources of revenues are print and digital advertising and audience subscriptions. All categories (retail, national and classified) of advertising discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint” advertising) and/or advertising delivered digitally. Audience revenues include either print or digital subscriptions, or a combination of both. Our print newspapers are delivered by independent contractors and large distributors. Other revenues include, among others, primarily commercial printing and distribution revenues.

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the quarters and nine months ended September 27, 2015, and September 28, 2014.

Recent Developments

Non-Cash Impairment Charges

We performed an interim testing of impairment of goodwill and intangible newspaper mastheads as of June 28, 2015, due to the continuing challenging business conditions and the resulting weakness in our stock price as of the end of our second quarter of 2015. As a result, we recorded an impairment charge related to goodwill of $290.9 million and an intangible newspaper masthead impairment charge of $9.5 million in the quarter ended June 28, 2015. The step 2 goodwill and the intangible asset impairment tests for the quarter ended June 28, 2015, were not finalized prier to filing the quarterly report for that period, due to the significant amount of work required to calculate the implied fair value of goodwill and to value the intangible newspaper masthead assets. The significant judgments and estimates that were in process in the step 2 test included but were not limited to the valuation of property, plant and equipment and the valuation of other intangible assets.  In the quarter ended September 27, 2015, we finalized the measurement of the goodwill and intangible newspaper masthead impairment charges, which were recorded in the quarter ended June 28, 2015, resulting in no additional adjustments to the amounts previously recognized.

Debt Repurchases and Extinguishment of Debt

During the nine months ended September 27, 2015, we repurchased a total of $66.4 million of notes through privately negotiated transactions and recorded a net gain on extinguishment of debt of $1.6 million and $0.7 million during the quarter and nine months ended September 27, 2015.

Gains Related to Equity Investments

In April 2015, we received a final cash distribution of $7.5 million from Classified Ventures, LLC (previously owned equity method investment), that was recorded as gains related to equity investments during the quarter ended June 28, 2015, because the company has no continuing ownership interest in Classified Ventures, LLC.

Share Repurchase Program

In April 2015, our Board of Directors authorized a new share repurchase program for the repurchase of up to $7.0 million of our Class A Common Stock through December 31, 2016. This program was further amended in August 2015 to authorize a total of up to $15.0 million to repurchase shares. The shares will be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. During the quarter ended September 27, 2015, we repurchased approximately 1.4 million shares at a weighted average price of $1.12 per share. As of September 27, 2015, we have repurchased 1.92 million shares or $2.2 million of the total buyback approved.

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarter and nine months ended September 27, 2015, and September 28, 2014:

	Quarters Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(1,149)	$(2,619)	$(308,992)	$72,967
Loss from discontinued operations, net of tax	—	(141)	—	(1,620)
Net income (loss)	$(1,149)	$(2,760)	$(308,992)	$71,347
Net income (loss) per diluted common share:
Income (loss) from continuing operations	$(0.01)	$(0.03)	$(3.54)	$0.83
Loss from discontinued operations	—	—	—	(0.02)
Net income (loss) per share	$(0.01)	$(0.03)	$(3.54)	$0.81

The loss from continuing operations in the nine months ended September 27, 2015, compared to the same periods in 2014 was primarily related to the impairment charges of $300.4 million recorded in the nine months ended September 27, 2015 (see Note 2 and discussion under Recent Developments above). In addition,  results for the quarter and nine months ended September 27, 2015, compared to the same periods in 2014 were impacted by decreases in total revenues, lower equity investment income and our portion of the gain on Classified Ventures, LLC’s sale of its Apartments.com business (see Note 4) that was recorded in the nine months ended September 28, 2014, offset by decreases in operating expenses.

Revenues

The following table summarizes our revenues by category:

	Quarters Ended				Nine Months Ended
	September 27,	September 28,	$	%	September 27,	September 28,	$	%
(in thousands)	2015	2014	Change	Change	2015	2014	Change	Change
Advertising:
Retail	$71,511	$83,881	$(12,370)	(14.7)	$225,585	$264,457	$(38,872)	(14.7)
National	11,186	10,972	214	2.0	31,838	36,943	(5,105)	(13.8)
Classified:
Auto	9,804	14,029	(4,225)	(30.1)	28,319	42,326	(14,007)	(33.1)
Real estate	6,536	7,543	(1,007)	(13.4)	20,554	23,199	(2,645)	(11.4)
Employment	7,753	8,651	(898)	(10.4)	23,796	26,919	(3,123)	(11.6)
Other	14,478	15,428	(950)	(6.2)	44,768	46,259	(1,491)	(3.2)
Total classified	38,571	45,651	(7,080)	(15.5)	117,437	138,703	(21,266)	(15.3)
Direct marketing and other	28,592	29,339	(747)	(2.5)	84,767	89,991	(5,224)	(5.8)
Total advertising	149,860	169,843	(19,983)	(11.8)	459,627	530,094	(70,467)	(13.3)
Audience	89,310	91,344	(2,034)	(2.2)	273,361	271,114	2,247	0.8
Other	12,041	11,712	329	2.8	37,761	35,253	2,508	7.1
Total revenues	$251,211	$272,899	$(21,688)	(7.9)	$770,749	$836,461	$(65,712)	(7.9)

During the quarter and nine months ended September 27, 2015,  total revenues decreased 7.9% compared to the same periods in 2014 primarily due to the continued decline in demand for print advertising. Advertiser’s desire to reach online customers and the secular shift in advertising demand from print to digital products, which are widely available from many media competitors and are generally sold at lower prices than print products, are the principal causes of the decline in print advertising revenues. Additionally, our decreases in total revenues were also a result of higher wholesale costs, which are a reduction to the related revenues, as described below. The declines in total advertising revenues were partially offset by increases in our audience revenues, due primarily to increases in sales of our subscription products, and in other revenues.

Advertising Revenues

Total advertising revenues decreased 11.8% and 13.3% during the quarter and nine months ended September 27, 2015,  respectively, compared to the same periods in 2014. While we experienced declines in all of our advertising revenue categories, including most digital advertising revenues, the decrease in total advertising revenues was primarily related to declines in print retail and print and digital classified advertising revenues. These decreases in advertising revenues were partially offset by increases in a few digital revenues categories, as discussed below. The decreases are also partially a result of the five-year affiliate agreement with Cars.com signed on October 1, 2014, which results in higher wholesale costs related to their digital products and services in fiscal year 2015. These wholesale costs are recorded as a reduction in the related revenues for these products and services, and generally reduce total advertising revenues by approximately two percentage points due to the higher costs in the new affiliate agreement in 2015 versus the same periods in 2014.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Advertising:
Retail	47.7%	49.4%	49.1%	49.9%
National	7.5%	6.4%	6.9%	7.0%
Classified	25.7%	26.9%	25.6%	26.1%
Direct marketing and other	19.1%	17.3%	18.4%	17.0%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and nine months ended September 27, 2015,  retail advertising revenues decreased 14.7% compared to the same periods in 2014. In the quarter ended September 27, 2015, the decrease in retail advertising revenues was primarily due to decreases of 22.1% in print ROP advertising revenues and 17.1% in preprint advertising revenues, compared to the same period in 2014. In the nine months ended September 27, 2015, the decrease in retail advertising revenues was primarily due to decreases of 20.6% in print ROP advertising revenues and 18.3% in preprint advertising revenues, compared to the same period in 2014. These decreases were partially offset by increases in digital retail advertising of 0.4% and 1.7% in the quarter and nine months ended September 27, 2015, compared to the same periods in 2014. The overall decreases in retail advertising revenues, both the quarter and nine months ended September 27, 2015, were widespread among the ROP and preprint categories, and reflect a pullback by large retailers in preprint advertising.

National:

National advertising revenues increased 2.0% and decreased 13.8% during the quarter and nine months ended September 27, 2015, respectively, compared to the same periods in 2014. We experienced a 16.3% and 26.0% decrease in print national advertising during the quarter and nine months ended September 27, 2015, respectively, compared to the same periods in 2014.  Digital national advertising increased 35.2%  and 10.8% during the quarter and nine months ended September 27, 2015,  compared to the same periods in 2014. Overall, the increases in total national advertising revenues during the quarter ended September 27, 2015, were primarily led by the telecommunications category, a new customer entering the digital marketplace and new programmatic product offerings. Although we had an increase in the telecommunications category during the quarter, that category continued to lead the overall decrease in total national advertising revenues during the nine months ended September 27, 2015, as a result of declines during the first half of 2015.

Classified:

During the quarter and nine months ended September 27, 2015, classified advertising revenues decreased 15.5% and 15.3%, respectively, compared to the same periods in 2014. During the quarter and nine months ended September 27, 2015, compared to the same periods in 2014, we experienced decreases in print classified advertising of 14.9% and 13.1%, respectively, and decreases in digital classified advertising of 16.3% and 18.3%, respectively. The print and digital automotive, employment and real estate categories represented our largest declines in total classified advertising during the periods. The decreases are largely a result of the five-year affiliate agreement with Cars.com signed on October 1, 2014, which results in higher wholesale costs related to their digital products and services in fiscal year 2015. These wholesale costs are recorded as a reduction in the related revenues for these products and services. We had $6.9 million and $21.2 million in wholesale fees, which are a reduction to related revenues, during the quarter and nine months ended September 27, 2015, respectively, compared to $4.7 million and $13.8 million in the quarter and nine months ended September 28, 2014, respectively. In addition, advertisers are increasingly using digital advertising, which is more competitive than print advertising.

The following is a discussion of the major classified advertising categories for the quarter and nine months ended September 27, 2015, compared to the same periods in 2014:

•

Automotive advertising revenues decreased 30.1% and 33.1% in the quarter and nine months ended September 27, 2015, respectively. Print automotive advertising revenues declined 31.1% and 31.0% in the quarter and nine months ended September 27, 2015,  respectively, as advertisers continued to shift advertising buys to digital products. Digital automotive advertising revenues were down 29.4% and 34.5% in the quarter and nine months ended September 27, 2015, respectively, primarily due to higher wholesale fees to third-party providers of the automotive products and services that are recorded as a reduction in revenues in this category.

•

Real estate advertising revenues decreased 13.4% and 11.4% in the quarter and nine months ended September 27, 2015, respectively. Print real estate advertising revenues declined 16.8% and 16.2% in the quarter and nine months ended September 27, 2015, respectively. Digital real estate advertising revenues decreased 7.8% and 3.0% in the quarter and nine months ended September 27, 2015, respectively. Print real estate revenues have decreased due to the continued decrease of the real estate advertising market as it shifts from traditional media to digital media. Digital real estate advertising in the nine months ended September 28, 2014 included $0.4 million of revenues from Apartments.com that were not included in the quarter and nine months ended September 27, 2015,  due to the April 1, 2014, sale of that business by Classified Ventures (former equity investment). We no longer sell the Apartments.com products or services.

•

Employment advertising revenues decreased 10.4% and 11.6% in the quarter and nine months ended September 27, 2015,  respectively, reflecting an employment market that continues to shift from traditional media to digital media, which includes a wider array of options. Print employment advertising revenues declined 12.5% and 11.4% in the quarter and nine months ended September 27, 2015, respectively. Digital employment advertising revenues were down 8.5% and 11.8% in the quarter and nine months ended September 27, 2015, respectively.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising, decreased 6.2% and 3.2% in the quarter and nine months ended September 27, 2015, respectively. Print other classified advertising revenues declined 7.5% and 3.9% in the quarter and nine months ended September 27, 2015, respectively. Digital other classified advertising revenues were down 1.7% and 1.1% in the quarter and nine months ended September 27, 2015, respectively.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 27.4% and 26.4% of total advertising revenues in the quarter and nine months ended September 27, 2015, respectively, compared to 25.2% and 24.4%  for the same periods in 2014, respectively. Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis. In the quarter ended September 27, 2015, total digital advertising revenues decreased 4.0% to $41.1 million compared to the same period in 2014. In the nine months ended September 27, 2015, total digital advertising revenues decreased 6.5% to $121.1 million compared to the same period in 2014. Digital-only advertising revenues increased 2.8% to $26.8 million in the quarter ended September 27, 2015, compared to the same period in 2014. Digital-only advertising revenues decreased 2.8% to $75.1 million in the nine months ended September 27, 2015, compared to the same period in 2014. Certain digital-only advertising revenues declined due to the elimination of the Apartments.com revenues, as described above, and also due to higher wholesale fees to third-

party providers of the digital automotive products and services that are recorded as a reduction in associated revenues, as described above.  The advertising industry is still experiencing a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers, and while we have grown in the market, we expect to continue to face intense competition in the digital advertising space. Digital advertising revenues sold in conjunction with print products declined 14.6% and 12.0% in the quarter and nine months ended September 27, 2015, respectively, compared to the same periods in 2014 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 2.5% and 5.8% during the quarter and nine months ended September 27, 2015, respectively, compared to the same periods in 2014.  The decrease was partially due to the declines in the print retail advertising market and the elimination of certain niche products during fiscal year 2014 that did not meet our profit expectations and due to declining use by large retailers of preprint advertising inserts delivered to non-subscribers.

Audience Revenues

Audience revenues decreased 2.2% during the quarter ended September 27, 2015, and increased 0.8%  during the nine months ended September 27, 2015,  compared to the same periods in 2014. Overall, audience revenues include increases of 12.4% and 10.9% in digital audience revenues during the quarter and nine months ended September 27, 2015, offset by lower print circulation volumes. Circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. We continue to look for new opportunities to reduce our declines in circulation volumes and increase our audience revenues.

Operating Expenses

Total operating expenses decreased 4.5% and increased 32.3% in the quarter and nine months ended September 27, 2015,  respectively, compared to the same periods in 2014. The decrease in the quarter ended September 27, 2015, was primarily due to our continued effort to reduce costs, partially offset by an increase in accelerated depreciation compared to the same period in 2014. The increase in the nine months ended September 27, 2015, was primarily due to the impairment charges of $300.4 million incurred during the quarter ended June 28, 2015, offset by decreases in newsprint expense and accelerated depreciation in 2014. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies as well as headcount reductions.

The following table summarizes operating expenses:

	Quarters Ended				Nine Months Ended
	September 27,	September 28,	$	%	September 27,	September 28,	$	%
(in thousands)	2015	2014	Change	Change	2015	2014	Change	Change
Compensation expenses	$95,015	$100,595	$(5,580)	(5.5)	$302,778	$312,628	$(9,850)	(3.2)
Newsprint, supplements and printing expenses	22,583	27,649	(5,066)	(18.3)	71,882	84,009	(12,127)	(14.4)
Depreciation and amortization expenses	27,295	23,804	3,491	14.7	75,892	90,025	(14,133)	(15.7)
Other operating expenses	97,929	102,301	(4,372)	(4.3)	301,503	307,616	(6,113)	(2.0)
Goodwill and other asset impairments	—	—	—	—	300,429	1,024	299,405	nm
	$242,822	$254,349	$(11,527)	(4.5)	$1,052,484	$795,302	$257,182	32.3

nm – not meaningful

Compensation expenses decreased 5.5% and 3.2% in the quarter and nine months ended September 27, 2015,  respectively, compared to the same periods in 2014. The decreases were primarily due to decreases in payroll expenses in the quarter and nine months ended September 27, 2015,  of 5.4% and 3.3%, respectively, compared to the same periods in 2014, reflecting a 9.6% and 8.7% decline in average full-time equivalent employees, respectively. These decreases in payroll expense were partially offset by higher severance costs. Fringe benefits costs in the quarter and nine months ended September 27, 2015, decreased 6.5% and 2.5%, respectively, compared to the same periods in 2014.

Newsprint, supplements and printing expenses decreased 18.3% and 14.4% in the quarter and nine months ended September 27, 2015,  respectively, compared to the same periods in 2014. During the quarter and nine months ended September 27, 2015, compared to the same periods in 2014, newsprint expense declined 24.5% and 21.8%, respectively. The newsprint declines reflect an 18.5% decrease in newsprint usage during the quarter and nine months ended September 27, 2015, and a 7.4% and 4.0% decrease in newsprint prices during those same periods, respectively, compared to the same periods in 2014. These decreases in newsprint expenses were partially offset by increases in outsourced printing costs of $0.9 million in the nine months ended September 27, 2015, compared to the same period in 2014, primarily related to the outsourcing of our printing process at one newspaper during the first quarter of 2014.

Depreciation and amortization expenses increased 14.7% and decreased 15.7% in the quarter and nine months ended September 27, 2015, respectively, compared to the same periods in 2014. Depreciation expense increased $3.6 million during the quarter ended September 27, 2015, and decreased $9.6 million in the nine months ended September 27, 2015, compared to the same periods in 2014, primarily due the impact and timing of accelerated depreciation during the periods. During the quarter and nine months ended September 27, 2015, we incurred accelerated depreciation of $4.9 million and $6.7 million, respectively, compared to zero and $13.5 million in accelerated depreciation during the quarter and nine months ended September 28, 2014, respectively. During the quarter and nine months ended September 27, 2015, we incurred $4.9 million and $6.7 million, respectively, in accelerated depreciation related to the production equipment associated with outsourcing our printing process at a few of our newspapers. The accelerated depreciation during the nine months ended September 28, 2014, (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to a newly purchased production facility. Amortization expense decreased $0.1 million and $4.5 million in the quarter and nine months ended September 27, 2015,  respectively, compared to the same periods in 2014 primarily due to certain circulation subscriber lists that became fully amortized during the third quarter of 2014.

Other operating expenses decreased 4.3% and 2.0% in the quarter and nine months ended September 27, 2015,  respectively, compared to the same periods in 2014. The decrease in other operating expenses is primarily due to a decrease in professional fees, as well as other miscellaneous expenses, which were partially offset by increases in circulation delivery costs.

Goodwill and other asset impairments increased during the nine months ended September 27, 2015, compared to the same period in 2014, primarily due the impairment charges related to goodwill of $290.9 million and the intangible newspaper masthead impairment charge of $9.5 million, which were recorded during the quarter ended June 28, 2015. See Recent Developments above for additional discussion.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 35.9% and 34.3% in the quarter and nine months ended September 27, 2015, respectively, compared to the same periods in 2014, primarily reflecting lower overall debt balances due to the retirements and repurchases made in the fourth quarter of 2014.

Equity Income:

Total income from unconsolidated investments decreased 30.3% and 43.8% during the quarter and nine months ended September 27, 2015, respectively, compared to the same periods in 2014 due to lower income from our equity method investments. The equity income in unconsolidated companies in the quarter and nine months ended September 28, 2014, included income from Classified Ventures LLC, while in the quarter and nine months ended September 27, 2015, we had no equity income as a result of our sale of our equity interest in Classified Ventures LLC. As discussed more fully in Note 4, Classified Ventures, LLC sold its Apartments.com business on April 1, 2014, and we sold our ownership interest in Classified Ventures, LLC on October 1, 2014. Except for the final distribution of $7.5 million received in April 2015 (see Note 4), we will no longer receive equity income or distributions from this former investment. The final distribution was recorded as a gain on the sale of our ownership interest in Classified Ventures, LLC in the quarter and nine months ended September 27, 2015, as discussed below.

Gains related to equity investments:

We recognized $8.1 million in gains related to equity investments during the nine months ended September 27, 2015, from Classified Ventures, LLC as a result of a final cash distribution that was received in April 2015 and a final working capital adjustment received in the first quarter of 2015.

Income Taxes:

In the quarter and nine months ended September 27, 2015, we recorded an income tax benefit on continuing operations of $4.9 million and $16.0 million, respectively. The income tax benefit differs from the expected federal amounts primarily due to the tax impact of state income taxes,  the impact of non-tax deductible goodwill and the reversal of unrecognized tax benefits.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $19.6 million as of September 27, 2015, compared to $225.1 million as of September 28, 2014, and $220.9 million as of December 28, 2014.  The decrease in cash and cash equivalents was primarily due to the repurchase of $66.4 million in notes and the $197.7 million in cash payments for income taxes (primarily related to the gain on the sale of our equity interest in Classified Ventures, LLC in the fourth quarter of 2014) during the nine months ended September 27, 2015.  See Operating Activities discussion below.

We expect that most of our cash on hand and our cash generated from operations in the foreseeable future will be used to repay debt; pay income taxes; fund our capital expenditures; invest in new revenue initiatives, digital investments and enterprise-wide operating systems; make required contributions to our qualified defined benefit pension plan (“Pension Plan”); repurchase stock; and for other corporate uses as determined by management and our Board of Directors. As of September 27, 2015, we had approximately $966.1 million in total aggregate principal amounts of debt outstanding, consisting of $59.9 million of our 5.75% notes due in 2017 (“5.75% Notes”), $540.8 million of our 9.00% Senior Secured Notes due in 2022 (9.00% Notes”) and $365.4 million of our notes maturing in 2027 and 2029. We expect that we will need to refinance a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. Therefore, we may be required to use cash on hand or cash from operations to meet these obligations. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Nine Months Ended
	September 27,	September 28,
(in thousands)	2015	2014
Cash flows provided by (used in)
Operating activities:
Continuing operations	$(128,883)	$140,007
Discontinued operations	—	(37)
Investing activities:
Continuing operations	(3,699)	(25,469)
Discontinued operations	—	32,953
Financing activities:
Continuing operations	(68,669)	(3,181)
Increase (decrease) in cash and cash equivalents	$(201,251)	$144,273

Operating Activities:

We used $128.9 million of cash from continuing operations in the nine months ended September 27, 2015, compared to generating $140.0 million of cash from continuing operations in the nine months ended September 28, 2014.  The decrease is primarily due to cash we received, primarily from the sale of Apartments.com by Classified Ventures, LLC of $146.9 million in the nine months ended September 28, 2014,  and the timing of net income tax payments in 2015, offset by lower pension contributions in the first nine months of 2015, as discussed below. In the nine months ended September 27, 2015, we made income tax payments of $197.7 million compared to $67.2 million in the nine months ended September 28, 2014. The increase is primarily related to the 2015 tax payments on the gain on the sale of Classified Ventures, LLC (previous owned equity investment) recorded in the fourth quarter of 2014, offset by the net of tax losses on bond repurchases in the fourth quarter of 2014.

Pension Plan Matters

In the nine months ended September 28, 2014, we made a $25.0 million cash contribution to our Pension Plan. We have no cash contribution requirement for 2015; therefore, no cash contribution was made during the nine months ended September 27, 2015, and we do not expect to make any cash contributions in 2015.

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

Investing Activities:

We used  $3.7 million of cash in investing activities in the nine months ended September 27, 2015, which was primarily due to the receipt of a final distribution for $7.5 million from a former equity investment and offset by the purchase of property, plant and equipment for $10.8 million. We expect capital expenditures to be approximately $20 million in fiscal year 2015.

Financing Activities:

We used $68.7 million of cash in financing activities in the nine months ended September 27, 2015, primarily related to the repurchase of $66.4 million of our 5.75% Notes and 9.00% Notes.

Debt and Related Matters

Debt Repurchases and Extinguishment of Debt

During the nine months ended September 27, 2015, we repurchased a total of $66.4 million of notes through privately negotiated transactions as follows:

(in thousands)	Face Value
9.00% senior secured notes due in 2022	$15,000
5.750% notes due in 2017	51,357
Total notes repurchased	$66,357

We recorded a net gain on extinguishment of debt of $1.6 million and $0.7 million during the quarter and nine months ended September 27, 2015. We repurchased $41.4 million of these notes at par value and wrote off historical discounts during the quarter ended June 28, 2015. We repurchased $25.0 million of these notes at a discount and wrote off historical discounts and debt issuance costs during the quarter ended September 27, 2015. We had no debt repurchases during the quarter or nine months ended September 28, 2014.

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

As of June 28, 2015, there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $33.0 million. There were no borrowings outstanding under the Credit Agreement as of September 27, 2015.

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

Senior Secured Notes and Indenture

In December 2012, we issued 9.00% Notes. Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. We own 100% of each of the guarantor subsidiaries, and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the subsidiaries other than the subsidiary guarantors are minor.

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

Covenants under the Senior Debt Agreements

The financial covenant under the Credit Agreement requires us to comply with a maximum consolidated total leverage ratio measured quarterly. As of September 27, 2015, and for the remainder of the term of the Credit Agreement, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00.  For purposes of consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20 million. As of September 27, 2015, we were in compliance with our financial debt covenant.

At September 27, 2015, our consolidated leverage ratio (as defined in the Credit Agreement) was 4.59 to 1.00 and we were in compliance with all of our other debt covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. We will continue to optimize operations and/or reduce debt to maintain compliance with our covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture). As of September 27, 2015, we estimated that we had approximately $676.7 million available under our restricted payments basket under the indenture for the 9.00% Notes that could be used for a variety of payments, including dividends. However, the payment and amount of future dividends remain within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by our Board of Directors.

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

Contractual Obligations:

As of September 27, 2015, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K, other than those resulting from the changes in principal and interest payments due to the debt repurchases, as describe previously in Debt and Related Matters above.

Off-Balance-Sheet Arrangements

As of September 27, 2015, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Based on our interim goodwill impairment testing at June 28, 2015, the fair value of our reporting unit that primarily consisted of operations in California, the Northwest and Texas, exceeded the carrying value by approximately 12.9%, and we did not incur any goodwill impairments for this reporting unit during the quarter or six months ended June 28, 2015. Based on our interim goodwill impairment testing at June 28, 2015, the reporting unit that primarily consisted of operations in the Southeast, Florida and the Midwest, recorded an impairment charge of $290.9 million during the quarter and six months ended June 28, 2015, as described in Note 2, Intangible Assets and Goodwill.  As of June 28, 2015, after recording the impairment charge on the Southwest, Florida and the Midwest reporting unit, fair value exceeded the carrying value by approximately 40.0%.  Assumptions are highly subjective and sensitive to industry and our performance. A one percent increase or decrease in our assumptions used could cause us to perform a step two analysis. The step 2 goodwill impairment test for the quarter ended June 28, 2015, was not finalized prior to filing the quarterly report for that period, due to the significant amount of work required to calculate the implied fair value of goodwill. The significant judgments and estimates that are in process in the step 2 test included but were not limited to the valuation of property, plant and equipment. In the quarter ended September 27, 2015, we finalized the measurement of the goodwill impairment, which was recorded in the quarter ended June 28, 2015, resulting in no additional adjustments to the amount previously recognized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk’, included in our 2014 Annual Report on Form 10-K contains certain disclosures about our exposure to market risk for changes in discount rates on our qualified defined benefit pension plan obligations. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 27, 2015,  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			(c) Total Number of	(d) Approximate Dollar
	(a) Total Number		Shares Purchased as Part	Value of Shares that May
	of Shares	(b) Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Paid per Share	Program	the Program
06/29/2015 - 08/02/2015	—	$—	565,000	$6,340,379
08/03/2015 - 08/30/2015	277,302	$0.95	842,302	$14,077,729
08/31/2015 - 09/27/2015	1,073,522	$1.16	1,915,824	$12,832,129
Total Third Quarter 2015	1,350,824	$1.12	1,915,824	$12,832,129

In April 2015, our Board of Directors authorized a new share repurchase program for the repurchase of up to $7.0 million of our Class A Common Stock through December 31, 2016. This program was further amended in August 2015 to authorize a total of up to $15.0 million to repurchase shares. The shares will be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors.

ITEM 6. EXHIBITS

Exhibits, filed as part of this Quarterly Report on Form 10-Q, are listed in the Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

November 5, 2015	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

November 5, 2015	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
10.1		Consulting Agreement, dated July 1, 2015, by and between Robert J. Weil and The McClatchy Company	8-K	10.1	July 2, 2015
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

**Furnished, not filed