Form 10-K
period 2015-12-27
MCCLATCHY CO
filed 2016-03-08
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 27, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  ☐ Yes ☒ No

Based on the closing price of the registrant’s Class A Common Stock on the New York Stock Exchange on June 28, 2015, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the voting and non‑voting common equity held by non‑affiliates was approximately $86.6 million. For purposes of the foregoing calculation only, as required by Form 10‑K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding as of February 29, 2016:

Class A Common Stock	54,507,190
Class B Common Stock	24,431,962

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 18, 2016, are incorporated by reference in Part III of this Annual Report on Form 10‑K.

PART I

Forward‑Looking Statements:

This annual report on Form 10‑K contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), including statements relating to our future financial performance, business, strategies and operations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward‑looking statements. For all of those statements, we claim the protection of the safe harbor for forward‑looking statements contained in the PSLRA. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward‑looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to revise or update any forward‑looking statements except as required under applicable law.

ITEM 1.  BUSINESS

Overview

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a 21st century news and information publisher of well-respected publications such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News and Observer, and the (Fort Worth) Star-Telegram. Incorporated in Delaware, we operate media companies in 28 U.S. markets in 14 states, providing each of these communities with high-quality news and advertising services in a wide array of digital and print formats. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol MNI.

Our operations include 29 local media businesses in 28 growth markets across the United States that are comprised of daily newspapers, websites and mobile apps, mobile news and advertising, video products, niche publications, direct marketing,  direct mail services and nearby community newspapers. Our newspapers range from large dailies serving metropolitan areas to non‑daily newspapers serving small communities. For the year ended December 27, 2015, we had an average aggregate paid daily circulation of 1.6 million and Sunday circulation of 2.4 million. As of December 27, 2015, we had 50.6 million monthly unique visitors to our online platforms. Our local websites and mobile apps in each of our markets complement our newspapers and are integral to extending our journalism and advertising products to our audience in each market.

Our business is roughly divided between those media companies operated west of the Mississippi River and those that are east of it, but include five operating regions: California, the Carolinas, Southeast, Midwest and Northwest. For the year ended December 27, 2015, no single newspaper and its related businesses represented more than 12.0% of total revenues.

In addition to our media companies, we also own 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job website, CareerBuilder.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; as well as certain other digital company investments.

Our fiscal year ends on the last Sunday in December. The fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013, consist of 52‑week periods.

Strategy

We are committed to a three‑pronged strategy to grow our businesses and total revenues as a leading local media company:

•

First, to maintain our position as the leading local media company in each market by providing high-quality journalism and advertising information to audiences throughout the day on digital platforms and in our printed newspapers; and to grow these audiences for the benefit of our advertisers;

•

Second, to grow non-traditional revenues with a focus on digital revenues. This strategy includes operating the leading local digital business in each of our daily newspaper markets, including websites, mobile apps,

e‑mail products, mobile services, video products and other electronic media; and
•

Third, to extend these franchises by supplementing the reach of the newspaper and digital businesses with direct marketing, niche publications and events and direct mail products so that advertisers can capture both mass and targeted audiences with one‑stop shopping.

To assist us with these strategies, we have continually reengineered our operations to reduce legacy costs and strengthen areas driving performance in news, audience, advertising and digital growth. As a result of our efforts, we saw accelerated growth in digital revenues in the second half of 2015 and we continued our focus on driving results in direct marketing and audience revenues.

Business Initiatives

Our local media businesses continue to undergo tremendous structural and cyclical change. In order to strengthen our position as a leading local media company and implement our strategies, we are focused on the following five major business initiatives:

Increasing and Broadening Total Revenues

Revenue initiatives in 2015 included adding resources to our digital sales team, revamping our sales forces in our six largest markets and growing our digital marketing product that provides agency services to small and medium-sized businesses in our markets. We realigned and improved delivery of our content on all platforms, from printed newspapers to websites to mobile apps in nearly every market. We also expanded our video efforts to improve storytelling and generate additional advertising revenues.

Our revenues from areas other than traditional newspaper print advertising continue to grow as a percentage of total revenues. Digital and direct marketing advertising, coupled with audience and other revenues generated outside of traditional print and preprinted insert advertising, represented 66.7%, 62.4% and 59.2% of total revenues in 2015, 2014 and 2013, respectively. Our strategy has been to focus on growing revenue sources that include digital and direct marketing advertising, audience and other non-traditional revenues. Management expects newspaper print advertising to be a smaller share of overall advertising in the future, due in part to expected strong growth in digital-only advertising revenues, improved performance in direct marketing advertising and more stable performance in audience revenues. However, we continue to look for opportunities to expand our advertiser base, including print.

Overall, advertising revenues comprise a large majority of our revenues, making the quality of our sales forces of utmost importance and were approximately 60.3% of total revenues in 2015 and 63.8% in 2014. We have a local sales force in each of our markets, and believe that these sales forces are generally larger than those of other local media outlets and websites in those markets. Our sales forces are responsible for delivering to advertisers the broad array of our advertising products, including print, digital and direct marketing. Our advertisers range from large national retail chains to local automobile dealerships to small businesses and classified advertisers.

Increasingly, our emphasis has been on growing the breadth of products offered to advertisers, particularly our digital products and our direct marketing products, while expanding our relationships with local advertisers. For example, over the last several years we have provided a “Sunday Select” program, which delivers a package of preprinted advertisements on Sunday to non‑newspaper subscribers that are interested in circulars.  For 2015, total digital and direct marketing advertising revenues represented 44.9% of total advertising revenues on a combined basis compared to 41.1% and 39.6% in 2014 and 2013, respectively. Our digital products are discussed in more detail below.

In 2015, we expanded our sponsorship of special events programs in our markets, designed for advertisers to connect with their customers, and expect this type of advertising to grow in 2016.

Audience revenues were approximately 34.8% of consolidated total revenues in 2015 and 32.0% in 2014. Our subscription packages have helped diversify our revenues while continuing to drive growth in digital audience revenues.

Expanding McClatchy’s Digital Business

We continue to be an industry leader in digital advertising revenues generated on our newspaper websites and mobile platforms as a percent of total advertising.  In 2015, 26.2%  of advertising revenues came from digital products compared to 23.7% in 2014. For 2015,  63.5% of our digital advertising revenues came from digital-only advertisements where the online buy was not tied to an “up-sale” of a joint print buy, compared to 59.4% in 2014. We believe this independent advertising revenue stream positions us well for the future of our digital business and is evidence of its importance as a delivery channel for advertisers. During 2015, total digital advertising revenues declined 3.7% compared to a decline of 10.9% in 2014, due primarily to a change in fees associated with one digital contract.

Our newspaper websites and mobile apps, e‑mail projects, mobile services and other electronic media enable us to engage our readers with real‑time news and information that matters to them. During 2015, our newspaper websites attracted an average of approximately 44.7 million unique visitors per month, up 3.4% compared to an average of approximately 43.2 million unique visitors per month in 2014. As of December 27, 2015, we had 50.6 million monthly unique visitors to our sites. Increasing our number of unique visitors brings additional digital advertising revenue opportunities to our sales teams. In addition, our mobile traffic was up 18.6% as compared to 2014, and accounted for 53.4% of all digital traffic we received on a monthly basis.

During 2015, our websites offered classified digital advertising products provided by companies in which we hold a  minority investment, including CareerBuilder.com for employment. We continue to pursue additional new digital products and offerings. We  offer impressLOCAL®, our proprietary comprehensive digital marketing solution for local small and medium‑size businesses, in all of our markets. By offering advertisers integrated packages including website customization, search engine marketing and optimization, social media presence and marketing services, and other multi‑platform advertising opportunities, impressLOCAL® helps businesses improve the effectiveness of their marketing and advertising efforts.

In 2015, we expanded our advertising efforts on ad exchanges. Our real-time, programmatic buying and selling of digital advertising inventory – often targeting very specific audiences at very specific times – grew 77.6% in 2015 compared to 2014.  Our growth has been bolstered by our participation in the Local Media Consortium (“LMC”) and its more than 70 member companies representing more than 1,600 daily newspapers and broadcast members. The LMC has created a private advertising exchange that includes the inventory of the entire collective digital advertising inventory for participating companies.  LMC’s goal is to offer customers access to all member companies and allow the LMC member the opportunity to provide their 10 billion monthly advertising impressions to advertisers, improving the results for all member companies.

Video revenue increased 30.7% in 2015 compared to 2014, due to our continued expansion of the use of video in all of our digital products to both enhance the content that we bring to readers and viewers and also to compete for a growing advertising stream. During 2015, more than 82 million video views were recorded across all digital platforms, including those on social media platforms and distribution partners.

All of our markets now offer subscription packages for digital content. The packages include a combined digital and print subscription and a digital‑only subscription. Digital‑only subscriptions grew to approximately 79,300 subscriptions, an increase of 11.3% in 2015 compared to 71,200 subscriptions in 2014.

Maintaining Our Commitment to Public Service Journalism

We believe that high‑quality news content is the foundation of the mass reach necessary for the press to play its role in a democratic society. It is also the underpinning of our success in the marketplace.

We are committed to developing best‑in‑class journalism and local content. Every market is expected to improve annually as evidenced by peer awards, readership studies in its market, maintenance of readership (both print and electronic) and review of its content and quality. Most importantly, when we talk about our mission, from news meetings to board meetings, a constant theme is how to stay true to the public service role that we believe defines our work.

During the transition that has reshaped the industry over the past decade, we have moved quickly to expand our digital reach and deliver the news in a changing technological landscape. We have also made it a key plank in our evolution to maintain the deeper coverage that our communities need. When we launched a broad revamping of our approach to news in 2015, one of the central concepts was how to enhance the depth of coverage along with the speed of our work. Every market added an element across all platforms that highlighted the deeper story. Our larger newspapers, from Sacramento to Charlotte to Miami, included a full section on in-depth coverage.

Our legacy of public service journalism is the cornerstone of our business and the work of McClatchy's journalists received significant recognition last year. Our Washington bureau finished as a 2015 Pulitzer Prize finalist for National Reporting for its coverage of the Senate’s investigation of the CIA’s interrogation program. With this honor we extend our impressive streak of being a Pulitzer winner or finalist every year for more than a decade.

In 2015, journalists from The Miami Herald won several awards for their “Innocents Lost” series, which examined the deaths of nearly 500 children in Florida who had a history with the state’s Department of Children & Families. The awards received included the Goldsmith Prize, the Selden Ring Award and the Worth Bingham Prize.

Also in Miami, one of our journalists won a George Polk as well as a Robert F. Kennedy Award for Justice Reporting last year for work that uncovered physical abuse of inmates by Florida prison guards. Also in 2015, a Charlotte Observer investigation that revealed glaring problems with North Carolina’s medical examiner system won the top national, public service award from the Society of Professional Journalists.

These stories are just a few of hundreds of examples of powerful McClatchy journalism published across the company. We intend to build on our legacy in the years ahead, propelled by the success of our ongoing digital transformation.

Broadening Newspapers’ Audiences in Their Local Markets

Each of our daily newspapers has the largest print circulation of any newspaper serving its respective community, and coupled with its local website and other digital platforms in each community, reaches a broad audience in each market. We believe that our broad reach in each market is of primary importance in attracting advertising, which is our principal source of revenues.

Daily newspaper paid circulation volumes for 2015 were down 4.8% compared to 2014, an improvement from the 6.5% rate of decline in 2014 compared to 2013. The declines in daily circulation reflect the fragmentation of audiences faced by all media, including our own digital‑only subscriptions, as available media outlets proliferate and readership trends change. Our Sunday circulation volumes were down 6.3% in 2015 compared to 2014.

Our digital audience continued to grow in 2015. During 2015, average monthly unique visitors to our digital sites grew 3.4% as a result of continued focus and initiatives to improve our total revenues. As discussed above, we realigned and improved delivery of our content on all platforms, from printed newspapers to websites to mobile apps in nearly every market. Our websites offer mobile‑friendly versions for smartphones, and our content is available on e‑readers, tablets and other mobile devices.

As noted earlier, in 2015, our monthly mobile traffic was up 18.6% as compared to 2014 and accounted for 53.4% of all monthly digital traffic we received. We work hard to appeal to our mobile audience. We have invested in new digital publishing systems to better serve this mobile audience and we have rebuilt all of our news websites to be responsive – that is to automatically resize to best fit a user’s screen, be it a smartphone or a tablet or desktop computer, and provide the optimal viewing experience.

Our news and information can follow readers throughout their day. To start their day, we reach our readers with the morning newspaper or they can check out our latest headlines and stories on their mobile phone. Our news websites, updated frequently throughout the day, are available to readers via their desktop computers at work and optimized for all of their different mobile devices.

We also reach audiences through our direct marketing products. In 2015, we distributed approximately 680,000 Sunday Select packages per week, which are packages of preprinted advertisements generally delivered on Sunday to non‑newspaper subscribers who have interest in circulars. We also distribute thousands of e-mail alerts, including editorial and advertising content, dealsaver® alerts and other alerts to subscribers and non‑subscribers in our markets which supplement the reach of our print and digital subscriptions.

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

Focusing on Cost Efficiencies While Investing for the Future

While continuing to maintain our core business in news, advertising sales and digital, we are also focused on cost efficiencies. Our cost initiatives in 2015 were focused on reducing legacy costs from our traditional print business and we have realized significant savings from these efforts, primarily in production and distribution, including substantial savings in newsprint costs. We realized approximately $32 million of cost savings in 2015 from these specific initiatives, while still investing in our digital infrastructure and products. In addition, our media companies made additional reductions in costs to help protect our profitability in a period of declining print advertising in 2015. Total expenses excluding depreciation, amortization and non-cash impairment charges declined $46.9 million in 2015, compared to 2014.  The ongoing structural and cyclical changes in our markets demand that we respond by reengineering and restructuring our operations, as needed, to achieve an efficient and sustainable cost structure. Over the past several years, we have substantially lowered our cost structure through reducing our workforce, optimizing technology and maximizing printing, distribution and content efficiencies, all while maintaining profitability at each of our newspapers.

In 2015, we continued regionalizing our audience distribution operations, certain human resource functions and certain administrative functions. We will continue to outsource, regionalize and consolidate legacy operations to achieve a more streamlined and efficient cost structure. In January 2015, we named a new corporate director of production responsible for all production services across the Company. The corporate production director continued to further regionalize production operations. These moves resulted in cost savings, while giving our operating executives in our markets the ability to focus more of their time on our growing digital and direct marketing media businesses.

As of December 27, 2015,  16 of our 29 of our newspapers are printed through outsourcing arrangements with nearby newspapers owned by us or other companies. In other cases we in‑source the printing of nearby newspapers from other companies to maximize the use of our existing press capacity and generate additional revenues.

We also believe using technology is an important component of our ability to continue to operate cost‑effectively and to invest in our business for the future. Much of that technology is employed behind the scenes with a digital publishing system that can distribute news content to any number of platforms and new enterprise-wide systems to support audience and advertising in the digital environment.

Other Operational Information

Each of our media companies is largely autonomous in its local advertising and editorial operations in order to meet most effectively the needs of the particular community it serves. However, during 2015 we reengineered our operations across our local media companies to strengthen areas driving performance in news, audience, advertising and digital growth.

We have two operating segments that are aggregated into a single reportable segment. Each operating segment consists primarily of a group of local media companies with similar economic characteristics, products, customers and distribution methods. Both operating segments report to the same segment manager. Effective July 1, 2015, one of our operating segments (“Western Segment”) consists of our newspaper operations in California, the Northwest and the Midwest, while the other operating segment (“Eastern Segment”) consists primarily of newspaper operations in the Southeast and Florida. There was no change to our single reportable segment as a result of the changes to our operating segments. Publishers of each of the media companies make the day‑to‑day decisions and report to the segment manager, who is responsible for implementing the operating and financial plans at each operation within the respective operating segment. The corporate managers, including executive officers, set the basic business, accounting, financial and reporting policies.

As noted previously under “Focusing on Cost Efficiencies While Investing for the Future,” our media companies also work together to consolidate functions and share resources regionally and across operating segments that lend themselves to such efficiencies, such as certain regional or national sales efforts, accounting functions, digital publishing systems and products, information technology functions and others. Our corporate advertising department is headed by a vice president of advertising who works with our largest advertisers in placing advertising across our operating segments’ print and online products. These efforts are often coordinated through the vice president of operations and corporate personnel.

Our business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year, reflecting the spring holidays and the Thanksgiving and Christmas holidays, respectively. The first and third quarters, when holidays are not prevalent, are historically the slowest quarters for revenues and profits.

The following table summarizes our media companies, their digital platforms, newspaper circulation and total unique visitors:

			Circulation (1)		Total
Media Company	Website	Location	Daily	Sunday	UV (2)
The Sacramento Bee	www.sacbee.com	Sacramento, CA	166,155	282,719	3,784,000
Star-Telegram	www.star-telegram.com	FortWorth, TX	203,361	260,337	2,690,000
The Kansas City Star	www.kansascity.com	Kansas City, MO	157,661	241,831	3,752,000
The Charlotte Observer	www.charlotteobserver.com	Charlotte, NC	113,235	156,839	5,335,000
Miami Herald	www.miamiherald.com	Miami, FL	114,192	161,344	10,632,000
The News & Observer	www.newsobserver.com	Raleigh, NC	105,382	146,463	2,100,000
The Fresno Bee	www.fresnobee.com	Fresno, CA	89,936	139,061	1,257,000
Lexington Herald-Leader	www.kentucky.com	Lexington, KY	64,525	87,530	2,129,000
The News Tribune	www.thenewstribune.com	Tacoma, WA	57,327	115,760	1,228,000
The Wichita Eagle	www.kansas.com	Wichita, KS	49,004	103,041	1,366,000
The State	www.thestate.com	Columbia, SC	52,277	111,786	2,092,000
The Modesto Bee	www.modbee.com	Modesto, CA	51,460	81,294	853,000
El Nuevo Herald	www.elnuevoherald.com	Miami, FL	42,495	58,394	2,215,000
Idaho Statesman	www.idahostatesman.com	Boise, ID	40,921	59,763	996,000
Belleville News-Democrat	www.bnd.com	Belleville, IL	33,523	65,848	765,000
The Telegraph	www.macon.com	Macon, GA	28,578	39,369	989,000
The Sun News	www.thesunnews.com	Myrtle Beach, SC	29,576	39,424	698,000
The Tribune	www.sanluisobispo.com	San Luis Obispo, CA	27,281	38,308	593,000
Sun Herald	www.sunherald.com	Biloxi, MS	25,547	37,323	820,000
The Bradenton Herald	www.brandenton.com	Bradenton, FL	25,913	34,355	1,082,000
Ledger-Enquirer	www.ledger-enquirer.com	Columbus, GA	22,995	29,382	661,000
Tri-City Herald	www.tri-cityherald.com	Kennewick, WA	23,717	37,089	665,000
The Island Packet	www.islandpacket.com	Hilton Head, SC	17,982	20,035	565,000
The Olympian	www.theolympian.com	Olympia, WA	17,764	34,740	504,000
The Herald	www.heraldonline.com	Rock Hill, SC	15,696	18,782	697,000
Centre Daily Times	www.centredaily.com	State College, PA	14,640	19,727	613,000
The Bellingham Herald	www.bellinghamherald.com	Bellingham, WA	14,573	18,114	570,000
Merced Sun-Star	www.mercedsunstar.com	Merced, CA	13,723	N/A	319,000
The Beaufort Gazette	www.beaufortgazette.com	Beaufort, SC	6,234	6,609	N/A	(3)
McClatchy DC Bureau	www.mcclatchydc.com		N/A	N/A	697,000
			1,625,673	2,445,267	50,667,000
(1)	Circulation figures are reported as of the end of our fiscal year and are not meant to reflect Alliance for Audited Media (“AAM”) reported figures.
(2)	Total monthly unique visitors for December 2015 according to Adobe Analytics.
(3)	The Beaufort Gazette unique visitor activity is included in The Island Packet activity.

Other Operations

We also have ownership interests and investments in unconsolidated companies and joint ventures. This includes ownership interests in digital assets, including 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job website, CareerBuilder.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; as well as certain other digital company investments. Our ownership interests and investments in unconsolidated companies and joint ventures provided us with $7.5 million of cash distributions in 2015. In addition, in early 2015, we received $7.5 million from Classified Ventures (see below) as a result of a final cash distribution and a $0.6 million final working capital adjustment.

During the second quarter of 2014, Classified Ventures sold its Apartments.com business. During the fourth quarter of 2014, we sold our ownership interest in Classified Ventures, which operated the classified website Cars.com. Upon closing this transaction, we entered into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets.

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

Raw Materials

During 2015 we consumed approximately 99,000 metric tons of newsprint for our operations compared to 121,000 metric tons in 2014. The decrease in tons consumed was primarily due to changes in our print products at numerous newspapers, as well as lower print advertising sales and print circulation volumes. We estimate that we will use approximately 86,000 metric tons of newsprint in 2016, depending on the level of print advertising, circulation volumes and other business considerations.

We currently obtain newsprint from Ponderay,  as well as a number of other suppliers, primarily under long‑term contracts. We purchased approximately 18,200 metric tons of newsprint from Ponderay in 2015.

Our earnings are sensitive to changes in newsprint prices. Newsprint expense accounted for 5.7% of total operating expenses, excluding impairments, in 2015 and 7.1% in 2014.

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

Our major daily newspapers are the primary general circulation newspaper in each of their respective markets. However, in recent years, newspapers have experienced difficulty maintaining or increasing print circulation levels because of a number of factors. These include increased competition from other publications and other forms of media technologies available in various markets, including the internet and other new media formats that are often free for users; and a  proliferation of news outlets that fragments audiences. In addition, while our newspaper internet sites are generally the leading local websites in each of our major daily newspaper markets, based upon research conducted by us and various independent sources, we have noted changes in readership trends, including a shift of readers to digital media and mobile devices, and have continued to experience a shift of advertising to digital advertising. We face greater competition, particularly in the areas of employment, automotive and real estate advertising, from online competitors. To address the structural shift to digital media, we reengineered our operations to strengthen areas driving performance in news, audience, advertising and digital growth. Our newsrooms also provide editorial content on a wide variety of platforms and formats from our daily newspaper to leading local websites; on social network sites such as Facebook and Twitter; on smartphones and on e‑readers; on websites and blogs; in niche online publications and in e‑mail newsletters; through RSS (rich site summary) feeds and mobile applications.  Upgrades are continually made to our mobile apps and websites. In addition, our websites offer leading digital classified products such as CareerBuilder.com, Cars.com and HomeFinder.com. We also operate dealsaver®, our proprietary daily deals service, in nearly all of our markets.

Employees — Labor

As of December 27, 2015, we had approximately 5,600 full and part‑time employees (equating to approximately 5,100 full‑time equivalent employees), of whom approximately 6.8% were represented by unions. Most of our union‑represented employees are currently working under labor agreements with expiration dates through 2017. We have no unions at 21 of our 29 daily newspapers.

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

Compliance with Environmental Laws

We use appropriate waste disposal techniques for items such as ink and other hazardous materials. As of December 27, 2015, we have $1.0 million in a letter of credit shared among various state environmental agencies and the U.S. Environmental Protection Agency to provide collateral related to existing or previously removed storage tanks. However, we do not believe that we currently have any significant environmental issues and in 2015, 2014 and 2013 had no significant expenses or capital expenditures related to environmental control facilities.

Available Information

Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available, free of charge, on our website at www.mcclatchy.com,  as soon as reasonably practicable after we file or furnish them with the U.S. Securities and Exchange Commission (the “SEC”).

ITEM 1A.  RISK FACTORS

We have significant competition in the market for news and advertising, which may reduce our advertising and audience revenues in the future.

Our primary source of revenues is advertising, followed by audience. The competition we face in the advertising industry generally results from  an increasing number of digital media options available on the internet, which are expanding advertiser and consumer choices significantly, including social networking tools and mobile and other devices distributing news and other content. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content. News aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by minimizing the need for the audience to visit our websites or use our digital applications directly. Online traffic is also driven by internet search results; therefore, such results are critical to our ability to compete successfully. Search engines frequently update and change the methods for directing search queries to web pages or change methodologies and metrics for valuing the quality and performance of internet traffic on delivering cost‑per‑click advertisements. The failure to successfully manage search engine optimization efforts across our businesses could result in significant decreases in traffic to our various websites, which could result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which could adversely affect our business, financial condition and results of operations. If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms. This increased competition for our advertisers and consumers has had and is expected to continue to have an adverse effect on our business and financial results, including negatively impacting revenues and operating income.

Our advertising revenues may decline due to weak general economic and business conditions.

Our advertising revenues are dependent on general economic and business conditions. Certain aspects of the U.S. economy continue to be challenging in some of our markets. Many traditional retail companies also face greater competition from online retailers and have faced uncertainty in their businesses, affecting their advertising spending. These challenging economic and business conditions have had and may continue to have an adverse effect on our advertising revenues. To the extent these economic conditions continue or worsen, our business and advertising revenues could be further adversely affected, which could negatively impact our operations and cash flows and our ability to meet the covenants in our debt agreements. Our advertising revenues will be particularly adversely affected if advertisers respond to weak and uneven economic conditions or online competition by continuing to reduce their budgets or shift spending patterns or priorities, or if they are forced to consolidate or cease operations. Consolidation across various industries may also reduce our overall advertising revenues. In addition, seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate. Advertising revenues in the second and fourth quarters, which contain more holidays, are typically higher than in the first and third quarters, in which economic activity is generally slower. If general economic conditions and other factors cause a decline in revenues, particularly during the second or fourth quarters, we may not be able to increase or maintain our revenues for the year, which would have an adverse effect on our business and financial results.

To remain competitive, we must be able to respond to and exploit changes in technology, services and standards and changes in consumer behavior. Significant capital investments may be required.

Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of methods for delivery of news and other content and have resulted in a wide variety of consumer demands and expectations, which are also rapidly evolving. For example, the number of people who access online services through devices other than personal computers, including smartphones, handheld tablets and mobile devices has increased dramatically in the past several years and is projected to continue to increase. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business and financial results may be adversely affected.

Technological developments also pose other challenges that could adversely affect our revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control and the loss of a direct relationship with consumers. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates. We have noted changes in readership trends, including a shift of readers to mobile devices. A continued shift of readership to mobile devices without a corresponding increase in mobile advertising revenues could adversely affect our results in the future.

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

If we are not successful in growing and managing our digital businesses, our business, financial condition will be adversely affected.

Our future growth depends to a significant degree upon the development and management of our digital businesses. The growth of our digital businesses over the long term depends on various factors, including, among other things, the ability to:

•	continue to increase digital audiences;
•	attract advertisers to our digital products;
•	tailor our product for mobile devices;
•	maintain or increase the advertising rates on our digital products;
•	exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services; and
•	invest funds and resources in digital opportunities.

In addition, we expect that our digital business will continue to increase as a percentage of our total revenues in future periods. For 2015, digital advertising revenues comprised 26.2% of total advertising revenues compared to 23.7% in 2014.  Digital‑only advertising revenues increased 2.9% in 2015 compared to a decline of 10.5% in 2014 that resulted from the change to net revenue accounting for certain digital advertising contracts in 2014 and the sale of Apartments.com by Classified Ventures in April 2014. Total digital‑only, which includes digital‑only revenues from advertising and audience, was up 4.7% in 2015 compared to being down 9.3% in 2014, also resulting from the change to net revenue accounting for certain digital advertising contracts and the sale of Apartments.com in 2014. As our digital business becomes a greater portion of our overall business, we will face a number of increased risks from managing our digital operations, including, but not limited, to the following:

•	structuring our sales force to effectively sell advertising in the digital advertising arena versus our historical print advertising business;
•	attracting and retaining employees with the skill sets and knowledge base needed to successfully operate in digital business; and
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

As a result of adverse general economic and business conditions and our operating results, we have taken steps to lower operating costs by reducing workforce, consolidating or regionalizing operations and implementing general cost‑control measures. If we do not achieve expected savings from these initiatives, or if our operating costs increase as a result of these initiatives, our total operating costs may be greater than anticipated. These cost‑control measures may also affect our business and our ability to generate future revenue. Because portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues, we are limited in our ability to reduce costs in the short term to offset any declines in revenues. If these cost‑control efforts do not reduce costs sufficiently or otherwise adversely affect our business, income from continuing operations may decline.

Difficult business conditions in the economy generally and in our industry or changes to our business and operations may result in goodwill and masthead impairment charges.

Due to business conditions, including lower revenues and operating cash flow, we recorded goodwill impairment charges of $290.9 million and masthead impairment charges of $13.9 million in 2015. We also recorded masthead impairment charges of $5.2 million $5.3 million, $2.8 million and $59.6 million in 2014, 2013, 2011 and 2008, respectively, and $3.0 billion of goodwill and masthead impairment charges in 2007. As of December 27, 2015, we have goodwill of $705.2 million and mastheads of $179.1 million. Further erosion of general economic, market or business conditions could have a negative impact on our business and stock price, which may require that we record additional impairment charges in the future, which negatively affects our results of operations.

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

We are subject to significant financial risk as a result of our $937 million in total consolidated debt.

As of December 27, 2015, we had approximately $937.3 million in total principal indebtedness outstanding. This level of debt increases our vulnerability to general adverse economic and industry conditions and we may need to refinance our debt prior to its scheduled maturity. Higher leverage ratios, our credit ratings, our economic performance, adverse financial markets or other factors could adversely affect our future ability to refinance maturing debt on commercially acceptable terms, or at all, or the ultimate structure of such refinancing.

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

•	enter into certain transactions with affiliates;
•	sell, transfer, license, lease or dispose of our or our subsidiaries’ assets, including the capital stock of our subsidiaries; and
•	dissolve, liquidate, consolidate or merge with or into, or sell substantially all the assets of us and our subsidiaries, taken as a whole, to, another person.

The restrictions contained in the indenture governing the 9.00% Notes and the secured credit agreement could adversely affect our ability to:

•	finance our operations;
•	make needed capital expenditures;
•	dispose of assets
•	make strategic acquisitions or investments or enter into alliances;
•	withstand a future downturn in our business or the economy in general;
•	refinance our outstanding indebtedness prior to maturity;
•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

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

We have significant financial obligations and in the future we will need cash to repay our existing indebtedness and meet our other obligations. Our inability to generate sufficient cash to pay our obligations would adversely affect our business.

We may not be able to generate sufficient cash internally to repay all of our indebtedness at maturity or to meet our other obligations. As of December 27, 2015, we had approximately $937.3 million of total indebtedness outstanding and approximately $33.0 million in face amount of letters of credit outstanding under the Collateralized Issuance and Reimbursement Agreement. Of the $937.3 million aggregate principal amount outstanding as of December 27, 2015, we have approximately $55.5 million of notes with an interest rate of 5.750% due in 2017; $516.4 million of 9.00% Notes due in 2022; approximately $89.2 million of debentures with an interest rate of 7.150% due in 2027 and approximately $276.2 million of debentures with an interest rate of 6.875% due in 2029.

As of December 27, 2015, the projected benefit obligations of our qualified defined benefit pension plan (“Pension Plan”) exceeded Pension Plan assets by $464.8 million. In February 2016, we contributed company-owned real property valued at $47.1 million to our Pension Plan that will exceed our 2016 funding requirements and will reduce future pension contributions and expense.  Future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Pension Plan and future government regulations. In addition, we have a limited number of supplemental retirement plans, which provide certain key employees with additional retirement benefits. These plans have no assets; however as of December 27, 2015, our projected benefit obligation of these plans was $116.9 million. These plans are on a pay‑as‑you‑go basis.

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

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the 9.00% Notes and our other series of outstanding notes or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before the maturity thereof, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations or our ability to refinance our existing debt. The terms of existing or future debt instruments, including the indenture governing the 9.00% Notes and the secured credit agreement, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations with respect to our outstanding debt.

We may be required to make greater contributions to our qualified defined benefit pension plans in the next several years than previously required, placing greater liquidity needs upon our operations.

The projected benefit obligations of the Pension Plan exceeded Pension Plan assets by $464.8 million as of December 27, 2015, an increase of $20.5 million from December 28, 2014, primarily due to unfavorable asset performance partially offset by a favorable change in the discount rate. The value of the Pension Plan assets fluctuates based on many factors, including changes in interest rates and market returns. In February 2016, we contributed company-owned real property valued at $47.1 million to our Pension Plan that will exceed our 2016 funding requirements and will reduce future pension contributions and expense, all other things being equal.

The excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. Over the last several years federal legislation has provided for pension funding relief in the form of mandated changes in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans. Recent new legislation and calculations use historical averages of long‑term highly‑rated corporate bonds (within ranges as defined in the legislation) which have an impact of applying a higher discount rate to determine the projected benefit obligations for funding and current long‑term interest rates, but also mandated increases in fees paid to the Pension Benefit Guaranty Corporation, also known as the PBGC, based in part on the level of underfunding in various company’s’ qualified defined pension plans. Even with the relief provided by these legislative rules, we expect future contributions to be required. In addition, adverse conditions in the capital markets and/or lower long‑term interest rates may result in greater annual contribution requirements, placing greater liquidity needs upon our operations.

We require newsprint for operations and, therefore, our operating results may be adversely affected if the price of newsprint increases or if we experience disruptions in our newsprint supply chain.

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 5.7% of our operating expenses, excluding impairments, in 2015 compared to 7.1% in 2014. Accordingly, our earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

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

If we experience labor unrest, our ability to produce and deliver newspapers could be impaired in some locations. In addition, the results of future labor negotiations could harm our operating results. Our newspapers have not experienced a labor strike for decades. However, we cannot ensure that a strike will not occur at one or more of our newspapers in the future. As of December 27, 2015,  approximately 6.8% of full‑time and part‑time employees were represented by unions. Most of our union‑represented employees are currently working under labor agreements, with expiration dates through 2017. We face collective bargaining upon the expirations of these labor agreements. Even if our newspapers do not suffer a labor strike, our operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations. In addition, our ability to make short‑term adjustments to control compensation and benefits costs, rebalance our portfolio of businesses or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.

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

Circulation volume declines could adversely affect our print audience and print advertising revenues, and audience price increases could exacerbate declines in circulation volumes.

Print advertising and audience revenues are affected by circulation volumes and readership levels of our newspapers. In recent years, newspapers have experienced difficulty maintaining or increasing print circulation levels because of a number of factors, including:

•	increased competition from other publications and other forms of media technologies available in various markets, including the internet and other new media formats that are often free for users;
•	continued fragmentation of media audiences;
•	a growing preference among some consumers to receive all or a portion of their news online or other than from a newspaper;
•	increases in subscription and newsstand rates; and
•	declining discretionary spending by consumers affected by negative economic conditions.

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

We rely on third party vendors for various services and if any of those third parties fail to fulfill their obligations to us with quality and timeliness we expect, or if our relationship with such vendors is damaged, our business may be harmed.

We rely on third party vendors to provide various services such as printing, distribution and production, as well as information technology systems. We do not control the operation of these vendors. If any of these third party vendors terminate their relationship with us, or do not provide an adequate level of service, it would be disruptive to our business as we seek to replace the vendor or remedy the inadequate level of service. This disruption may adversely affect our operating results.

Developments in the laws and regulations to which we are subject may result in increased costs and lower advertising revenues from our digital businesses.

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

In the ordinary course of business, we and our subsidiaries are parties to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. For example, we are currently involved in two class action lawsuits that are described further in Note 9, Commitments and Contingencies to the consolidated financial statements.  Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our business as it is presently being conducted.

We were notified by the New York Stock Exchange (“NYSE”) that we did not meet its continued listing requirements, and we potentially face delisting if we do not comply with NYSE standards.

We received notification from the NYSE on February 16, 2016, that we are not in compliance with the NYSE’s continued listing standard requiring that our stock trade at a minimum average closing price of $1.00 for thirty consecutive trading days. Under the NYSE rules, we have until August 16, 2016 (the “compliance date”) to comply with the listing standard. We have a plan in place that we believe will allow us to address the average stock price deficiency by the compliance date. If we are unable to regain compliance with the NYSE listing requirements, our Class A common stock will be delisted from the NYSE, and, as a result, we would likely have our Class A common stock quoted on the Over-the-Counter Bulletin Board (“OTC BB”). Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, our reputation may suffer, which could result in a decrease in the trading price of our shares. The market price of our Class A common stock has historically fluctuated and is likely to fluctuate in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 2100 Q Street, Sacramento, California. At December 27, 2015, we had newspaper production facilities in 13 markets in 11 states. Our facilities vary in size and in total occupy about 5.5 million square feet. Approximately 1.8 million of the total square footage is leased from others, while we own the properties for the remaining square footage. We own substantially all of our production equipment, although certain office equipment is leased.

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our newspapers.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, specifically Recent Developments, regarding discussion of contributed properties to our qualified defined benefit pension plan.

ITEM 3.  LEGAL PROCEEDINGS

See Note 9, Commitments and Contingencies to the consolidated financial statements included as part of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MNI.” A small amount of Class A Common Stock is also traded on other exchanges. Our Class B Common Stock is not publicly traded. As of February 29, 2016, there were approximately 4,974 and 20 record holders of our Class A and Class B Common Stock, respectively. We believe that the total number of holders of our Class A Common Stock is much higher since many shares are held in street names. The following table lists the high and low prices of our Class A Common Stock as reported by the NYSE for each fiscal quarter of 2015 and 2014:

Fiscal Year 2015 Quarters Ended:	High	Low
March 29, 2015	$3.48	$1.75
June 28, 2015	$1.93	$1.08
September 27, 2015	$1.28	$0.75
December 27, 2015	$1.64	$0.93

Fiscal Year 2014 Quarters Ended:	High	Low
March 30, 2014	$7.39	$3.30
June 29, 2014	$7.00	$4.82
September 28, 2014	$5.93	$3.50
December 27, 2015	$3.95	$2.84

Dividends:

During 2009, we suspended our quarterly dividend; therefore, we have not paid any cash dividends since the first quarter of 2009. The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors. Our credit agreement prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture). However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors.

Equity Securities:

In April 2015, our Board of Directors authorized a new share repurchase program for the repurchase of up to $7.0 million of our Class A Common Stock through December 31, 2016. This program was further amended in August 2015 to authorize a total of up to $15.0 million to repurchase shares. The shares will be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. During the year ended December 27, 2015, we repurchased 6.1 million shares at an average price of $1.28 per share.

			(c) Total Number of	(d) Approximate Dollar
	(a) Total Number		Shares Purchased as Part	Value of Shares that May
	of Shares	(b) Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Paid per Share	Program	the Program
09/28/2015 - 11/01/2015	1,266,182	$1.27	3,182,006	$11,222,632
11/02/2015 - 11/29/2015	1,313,583	$1.42	4,495,589	$9,355,972
11/30/2015 - 12/27/2015	1,651,165	$1.33	6,146,754	$7,160,379
Total Fourth Quarter 2015	4,230,930	$1.34	6,146,754	$7,160,379

During the year ended December 27, 2015, we did not sell any equity securities of the Company, which were not registered under the Securities Act of 1933, as amended.

Performance Graph:

The following graph compares the cumulative five‑year total return attained by shareholders on The McClatchy Company’s common stock versus the cumulative total returns of the S&P Midcap 400 index and a customized peer group composed of six companies (“New Peer Group”) and a customized peer group composed of five companies used during the fiscal year ended December 28, 2014, (“Old Peer Group”).

Our New Peer Group is customized to include six companies that are publicly traded with at least 40% of their revenues from newspaper publishing. This peer group includes: A.H. Belo Corp., Gannett Co. Inc., Lee Enterprises, Inc., New Media Investment Group, Inc., The New York Times Company and Tribune Publishing Company. In customizing the New Peer Group we added New Media Investment Group, Inc. and Tribune Publishing Company and removed E.W. Scripps Company from the Old Peer Group. E.W. Scripps Company was removed because it merged with another company.

	Fiscal Years Ended:
	12/26/2010	12/25/2011	12/30/2012	12/29/2013	12/28/2014	12/27/2015
The McClatchy Company	$100	$49	$62	$70	$72	$25
S&P Midcap 400	$100	$98	$116	$155	$170	$166
Old Peer Group (1)	$100	$75	$83	$162	$161	$153
New Peer Group (2)	$100	$73	$79	$150	$145	$123

(1)	Old Peer group includes: A.H. Belo Corp., E.W. Scripps Company, Gannett Co. Inc., Lee Enterprises Inc. and New York Times Company
(2)	New Peer group includes: A.H. Belo Corp., Gannett Co. Inc., Lee Enterprises Inc., New Media Investment Group Inc., The New York Times Company and Tribune Publishing Company

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

	December 27,	December 28,	December 29,	December 30,	December 25,
(in thousands, except per share amounts)	2015	2014	2013	2012 (1)	2011
REVENUES — NET:
Advertising	$637,415	$731,783	$822,128	$895,640	$936,418
Audience	367,858	366,592	346,311	334,580	339,504
Other	51,301	48,177	46,409	49,624	47,955
	1,056,574	1,146,552	1,214,848	1,279,844	1,323,877
OPERATING EXPENSES:
Other operating expenses	895,470	942,364	955,153	975,525	1,005,700
Depreciation and amortization	101,595	113,638	121,570	124,348	120,384
Asset impairments	304,848	8,227	17,181	—	2,800
	1,301,913	1,064,229	1,093,904	1,099,873	1,128,884
OPERATING INCOME (LOSS)	(245,339)	82,323	120,944	179,971	194,993
NON-OPERATING (EXPENSE) INCOME:
Interest expense	(85,973)	(127,503)	(135,381)	(151,334)	(165,434)
Interest income	331	254	53	88	97
Equity income in unconsolidated companies, net	18,252	26,925	45,680	31,935	27,762
Gains related to equity investments	8,061	705,247	—	—	—
Gain (loss) on extinguishment of debt	1,167	(72,777)	(13,643)	(88,430)	(1,203)
Other — primarily write down of investments and Miami property gain	(8,166)	(7,841)	9,909	—	—
Other — net	(292)	579	541	79	248
	(66,620)	524,884	(92,841)	(207,662)	(138,530)
Income (loss) from continuing operations before income taxes	(311,959)	607,207	28,103	(27,691)	56,463
Income tax provision (benefit)	(11,797)	231,230	11,659	(23,725)	6,023
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(300,162)	375,977	16,444	(3,966)	50,440
Income (loss) from discontinued operations, net of tax	—	(1,988)	2,359	3,822	3,949
NET INCOME (LOSS)	$(300,162)	$373,989	$18,803	$(144)	$54,389
Basic earnings per common share:
Income (loss) from continuing operations	$(3.47)	$4.33	$0.19	$(0.05)	$0.59
Discontinued operations, net of tax	—	(0.02)	0.03	0.05	0.05
Net income (loss) per basic common share	$(3.47)	$4.31	$0.22	$—	$0.64
Diluted earnings per common share:
Income (loss) from continuing operations	$(3.47)	$4.26	$0.19	$(0.05)	$0.59
Discontinued operations, net of tax	—	(0.03)	0.03	0.05	0.04
Net income (loss) per diluted common share	$(3.47)	$4.23	$0.22	$—	$0.63
Dividends per common share:	$—	$—	$—	$—	$—
CONSOLIDATED BALANCE SHEET DATA:
Total assets (2)	$1,923,034	$2,540,716	$2,577,739	$2,968,853	$3,009,851
Long-term debt (2)	905,425	994,812	1,473,460	1,565,458	1,563,873
Financing obligations	32,398	34,551	40,264	279,325	272,795
Stockholders’ equity	192,763	503,385	240,386	42,501	175,187

(1)	Due to our fiscal calendar, the year ended on December 30, 2012 encompassed a 53‑week period as compared to the other fiscal year ends identified in this table, which only have 52‑week periods.

In 2015, we early adopted FASB issued Accounting Standards Update (“ASU”) No. 2015-03 and ASU 2015-17 (see Note 1 to our consolidated financial statements). These standards were applied retrospectively and therefore for 2011-2014, we reclassified all of our unamortized debt issuance costs from current assets to be a reduction to long-term debt and we reclassified current deferred income tax assets to noncurrent deferred income tax liabilities on our consolidated balance sheets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Part I, Item 1 “Forward‑Looking Statements” and Item 1A “Risk Factors,” which describes important factors that could cause actual results to differ from expectations and non‑historical information contained herein. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years ended December 27, 2015, December 28, 2014, and December 29, 2013 included elsewhere in this Annual Report on Form 10‑K.

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

We also own 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job website, CareerBuilder.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com.

Our fiscal year ends on the last Sunday in December. The fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013 consisted of 52‑week periods.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Years Ended
	December 27,	December 28,	December 29,
	2015	2014	2013
Revenues:
Advertising	60.3%	63.8%	67.7%
Audience	34.8%	32.0%	28.5%
Other	4.9%	4.2%	3.8%
Total revenues	100.0%	100.0%	100.0%

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

See “Results of Operations” section below for a discussion of our revenue performance and contribution by category for the 2015, 2014 and 2013.

Recent Developments

Non-Cash Impairment Charges

Our financial operating results for 2015 include $304.8 million of non-cash impairment charges that reduced our carrying value of goodwill and intangible newspaper mastheads, consisting of $290.9 million for goodwill and $13.9 million for intangible newspaper mastheads.

Debt Repurchases and Extinguishment of Debt

During 2015 we repurchased a total of $95.2 million in aggregate principal amount of our notes through privately negotiated transactions, consisting of $55.8 million of our 5.75% Notes due in 2017 and $39.4 million of our 9.00% Senior Secured Notes (“9.00% Notes”). We recorded a net gain on extinguishment of debt of $1.2 million in 2015.

Share Repurchase Program

In April 2015, our Board of Directors authorized a new share repurchase program for the repurchase of up to $7.0 million of our Class A Common Stock through December 31, 2016. This program was further amended in August 2015 to authorize a total of up to $15.0 million to repurchase shares. The shares are to be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. As of December 27, 2015, we have repurchased approximately 6.1 million shares at a weighted average price of $1.28 per share, or $7.8 million of the total buyback approved.

Contribution of Company-Owned Real Property to Pension Plan

In February 2016, we contributed certain of our real property appraised at $47.1 million to our qualified defined benefit pension plan consisting of buildings and related land. We are leasing back the properties from our pension plan for 11 years at an aggregate annual rent of approximately $3.5 million. The properties will be managed by an independent fiduciary, and the appraisals and lease payments have been determined by that fiduciary.

We expected our required pension contribution under the Employee Retirement Income Security Act to be approximately $2.0 million in 2016, and the contribution of real property described above will satisfy all of our required pension contribution for 2016 and is expected to reduce our future pension contributions and expense, all other things being equal.  See Note 12 for a greater description of this transaction and the “Liquidity and Capital Resources” section below for a discussion of potential future pension contributions.

Investments in Unconsolidated Companies Activity

On April 1, 2014, Classified Ventures sold its Apartments.com business for $585 million. Accordingly, during fiscal year 2014, we recorded our share of the gain on the sale of approximately $144.2 million, before taxes. On April 1, 2014, we received a cash distribution of approximately $146.9 million from Classified Ventures, which was equal to our share of the net proceeds from the sale.

On October 1, 2014, we, along with Tribune Media Company, Graham Holdings Company and A. H. Belo Corporation (the “Selling Partners”) completed the sale of all of the Selling Partners’ ownership interests in Classified Ventures to TEGNA, Inc. (formerly Gannett Co., Inc.) for a price that valued Classified Ventures at $2.5 billion. We recorded a gain on sale of our ownership interest in Classified Ventures of $559.3 million, before taxes, during fourth quarter of fiscal year 2014. Our portion of the cash proceeds, net of transaction costs, was approximately $631.8 million. Pursuant to the sale agreement, $25.6 million of net proceeds was held in escrow until October 1, 2015. On October 1, 2014, we received our portion of the net cash proceeds, less the escrow amount, of $606.2 million. Upon the closing of the transaction, we entered into a new, five-year affiliate agreement with Cars.com that allowed us to continue to sell Cars.com products and services exclusively in our local markets. In the fourth quarter of 2015, we received the $25.6 million escrow balance from the escrow account.

Gains Related to Equity Investments

We recognized $8.1 million in gains related to equity investments during 2015. During the first quarter of 2015, we received $0.6 million from Classified Ventures as a result of the final working capital adjustment from our sale of Classified Ventures in the fourth quarter of 2014. In addition, in April 2015, we received a final cash distribution of $7.5 million from Classified Ventures. Both of these transactions were recorded as gains related to equity investments during 2015, because the company has no continuing ownership interest in Classified Ventures, as discussed above.

Results of Operations

The following table reflects our financial results on a consolidated basis for 2015, 2014 and 2013:

	Years Ended
	December 27,	December 28,	December 29,
	2015	2014	2013
Income (loss) from continuing operations	$(300,162)	$375,977	$16,444
Income (loss) from discontinued operations, net of tax	—	(1,988)	2,359
Net income (loss)	$(300,162)	$373,989	$18,803
Net income (loss) per diluted common share:
Income (loss) from continuing operations	$(3.47)	$4.26	$0.19
Income (loss) from discontinued operations	—	(0.03)	0.03
Net income (loss) per share	$(3.47)	$4.23	$0.22

The loss from continuing operations in 2015 is primarily related to non-cash impairment charges of $304.8 million (see Note 4 and the previous discussion in Recent Developments) and the net income from continuing operations in 2014 was due to several transactions, primarily related to the gains related to the Classified Ventures transaction as described previously in Recent Developments. In addition, as described more fully below, results for 2015 compared to 2014 were impacted by decreases in total revenues, lower equity investment income and our portion of the gains related to equity investments, offset by decreases in operating expenses, interest expense and the extinguishment of debt.

The increase in income from continuing operations in 2014 compared to 2013 is primarily related to gains related to equity investments in 2014, partially offset by losses on extinguishment of debt.

2015 Compared to 2014

Revenues

The following table summarizes our revenues by category, which compares 2015 to 2014:

	Years Ended
	December 27,	December 28,	$	%
(in thousands)	2015	2014	Change	Change
Advertising:
Retail	$318,953	$374,425	$(55,472)	(14.8)
National	45,861	50,796	(4,935)	(9.7)
Classified:
Automotive	37,789	53,025	(15,236)	(28.7)
Real estate	27,083	30,240	(3,157)	(10.4)
Employment	30,120	34,378	(4,258)	(12.4)
Other	58,707	61,227	(2,520)	(4.1)
Total classified	153,699	178,870	(25,171)	(14.1)
Direct marketing and other	118,902	127,692	(8,790)	(6.9)
Total advertising	637,415	731,783	(94,368)	(12.9)
Audience	367,858	366,592	1,266	0.3
Other	51,301	48,177	3,124	6.5
Total revenues	$1,056,574	$1,146,552	$(89,978)	(7.8)

During 2015 total revenues decreased 7.8% compared to 2014 primarily due to the continued decline in demand for print advertising. The largest impact on print advertising came from large retail advertisers who began pulling back preprinted insert advertising and in-newspaper ROP advertising in 2015. In addition, advertisers’ desire to reach online customers and the secular shift in advertising demand from print to digital products, which are widely available from many media competitors and are generally sold at lower prices than print products, contributed to the decline in print advertising revenues. In addition, the decreases in total advertising revenues were also a result of higher wholesale costs associated with purchasing certain digital products and services, which are recorded as a reduction to the related revenues, as described below. The declines in total advertising revenues were partially offset by an increase in our audience revenues, due primarily to increases in pricing and sales of our subscription products, as well as an increase in other revenues.

Advertising Revenues

Total advertising revenues decreased 12.9% in 2015 compared to 2014. While we experienced declines in all of our advertising revenue categories, including certain digital advertising revenue categories, the decrease in total advertising revenues was primarily related to declines in print retail and print and digital classified advertising revenues. These decreases in advertising revenues were partially offset by increases in certain digital revenue categories, as discussed below. The decreases are also partially a result of the five-year affiliate agreement we entered into with Cars.com on October 1, 2014, which resulted in higher wholesale costs related to their digital products and services in 2015. These wholesale costs are recorded as a reduction in the related revenues for these products and services, and generally reduce total advertising revenues by approximately two percentage points due to the higher costs in the new affiliate agreement in 2015 compared to prior years.

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

The following table reflects the category of advertising revenues as a percentage of total advertising revenues for the periods presented:

	Years Ended
	December 27,	December 28,
	2015	2014
Advertising:
Retail	50.0%	51.2%
National	7.2%	6.9%
Classified	24.1%	24.4%
Direct marketing and other	18.7%	17.5%
Total advertising	100.0%	100.0%

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
•

Direct Marketing and Other – primarily preprint advertisements in direct mail, shared mail and niche publications, events programs total market coverage publications and other miscellaneous advertising not included in the daily newspaper.

Retail:

During 2015 retail advertising revenues decreased 14.8% compared to 2014, primarily due to decreases of 20.2% in print ROP advertising revenues and 18.6% in preprint advertising revenues, compared to 2014. These decreases were partially offset by increases in digital retail advertising of 1.3% in 2015 compared to 2014. The overall decreases in retail advertising revenues in 2015 mainly reflect a pullback by large retailers in preprint and ROP advertising.

National:

National advertising revenues decreased 9.7% during 2015 compared to 2014, with growth coming in the second half of 2015. National advertising grew 1.5% in the second half of 2015 compared to the same period in 2014. For 2015, we experienced a 24.2% decrease in print national advertising and an 18.1% increase in digital national advertising compared to 2014. Overall the decrease in total national advertising revenues during 2015 was led by the telecommunications category, as a result of declines in that category during the first half of 2015, offset by new customers entering the digital marketplace and new programmatic product offerings.

Classified:

During 2015 classified advertising revenues decreased 14.1% compared to 2014. During 2015 compared to 2014, we experienced decreases in print classified advertising of 13.9% and decreases in digital classified advertising of 14.3%. The decreases were across the major classified categories of automotive, employment and real estate. Almost half of the decrease in automotive was a result of the five-year affiliate agreement with Cars.com signed on October 1, 2014, which resulted in higher wholesale costs for their digital products and services in 2015. These wholesale costs are recorded as a reduction in the related revenues for these products and services. We had $28.1 million in wholesale fees during 2015 compared to $21.3 million in 2014. In addition, advertisers are increasingly using digital advertising, which is more competitive than print advertising.

The following is a discussion of the major classified advertising categories for 2015 compared to 2014:

•

Automotive advertising revenues decreased 28.7% in 2015. Print automotive advertising revenues declined 32.0% in 2015 as advertisers continued to shift advertising buys to digital products. Digital automotive advertising revenues were down 26.4% in 2015 primarily due to higher wholesale fees to third-party providers of the automotive products and services.

•

Real estate advertising revenues decreased 10.4% in 2015. Print real estate advertising revenues declined 16.0% in 2015 and digital real estate advertising revenues decreased slightly at 0.7% in 2015. Print real estate revenues have decreased due to the continued decrease of the real estate advertising market as it shifts from traditional media to digital media. Digital real estate advertising in 2014 included $0.4 million of revenues from Apartments.com that were not included in 2015 due to the April 1, 2014, sale of that business by Classified Ventures (former equity investment). We no longer sell the Apartments.com products or services.

•

Employment advertising revenues decreased 12.4% in 2015 reflecting an employment market that continues to shift from traditional media to digital media, which includes a wider array of options. Print employment advertising revenues declined 12.1% in 2015 and digital employment advertising revenues were down 12.6% in 2015.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising, decreased 4.1% in 2015. Print other classified advertising revenues declined 5.1% in 2015 and digital other classified advertising revenues were down slightly at 0.9% in 2015.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 26.2% of total advertising revenues in 2015 compared to 23.7% in 2014. Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis. In 2015 total digital advertising revenues decreased 3.7% to $167.0 million compared to 2014. Digital-only advertising revenues increased 2.9% to $106.1 million in 2015 compared to 2014. Certain digital-only advertising revenues declined due to the elimination of the Apartments.com revenues, as described above, and also due to higher wholesale fees paid to third-party providers of the digital automotive products and services. The advertising industry is still experiencing a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers, and while our position in the digital revenue market over time has improved, we expect to continue to face intense competition in the digital advertising space. Digital advertising revenues sold in conjunction with print products declined 13.4% in 2015 compared to 2014 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 6.9% during 2015 compared to 2014.  The decrease was partially due to the declines in the preprint retail advertising by large retail customers as described above and the elimination of certain niche products during fiscal year 2014 that did not meet our profit expectations.

Audience Revenues

Audience revenues increased 0.3% during 2015 compared to 2014. Overall, audience revenues included an increase of 10.8% in digital audience revenues during 2015, partially offset by lower print audience revenues as a result of lower circulation volumes. Circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. We continue to look for new opportunities to reduce our declines in circulation volumes and increase our audience revenues.

Operating Expenses

Total operating expenses increased 22.3% in 2015 compared to 2014. The increase in 2015 was primarily due to the impairment charges of $304.8 million incurred during 2015, offset by decreases in newsprint expense and a greater amount of accelerated depreciation in 2014. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies as well as headcount reductions.

The following table summarizes our operating expenses, which compares 2015 to 2014:

	Years Ended
	December 27,	December 28,	$	%
	2015	2014	Change	Change
Compensation expenses	$395,449	$411,881	$(16,432)	(4.0)
Newsprint, supplements and printing expenses	95,674	114,801	(19,127)	(16.7)
Depreciation and amortization expenses	101,595	113,638	(12,043)	(10.6)
Other operating expenses	404,347	415,682	(11,335)	(2.7)
Asset impairments	304,848	8,227	296,621	nm
	$1,301,913	$1,064,229	$237,684	22.3

nm – not meaningful

Compensation expenses decreased 4.0% in 2015 compared to 2014. The decrease was primarily due to a  decrease in payroll expenses in 2015 of 3.5% compared to 2014, reflecting a 9.0% decline in average full-time equivalent employees. The decrease in payroll expense was partially offset by higher severance costs. Fringe benefits costs in 2015 decreased 6.8% compared to 2014.

Newsprint, supplements and printing expenses decreased 16.7% in 2015 compared to 2014. During 2015 compared to 2014, newsprint expense declined 23.4%. The newsprint declines reflect an 18.0% decrease in newsprint usage and a 6.7% decrease in newsprint prices during 2015 compared to 2014.

Depreciation and amortization expenses decreased 10.6% in 2015 compared to 2014. Depreciation expense decreased $7.5 million in 2015 compared to 2014, partially due to the impact and timing of accelerated depreciation during the periods and due to assets that became fully depreciated in 2014 or early 2015. During 2015, we incurred accelerated depreciation of $10.3 million related to the production equipment associated with outsourcing our printing process at a few of our newspapers, compared to $13.5 million in accelerated depreciation during 2014. The accelerated depreciation during 2014, (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulted from moving the printing operations for another newspaper to a newly purchased production facility. Amortization expense decreased $4.6 million in 2015 compared to 2014 primarily due to certain circulation subscriber lists that became fully amortized during the third quarter of 2014.

Other operating expenses decreased 2.7% in 2015 compared to 2014. The decrease in other operating expenses is primarily due to a decrease in postage of $5.6 million, professional fees of $4.6 million, as well as other miscellaneous expenses of $8.7 million, which were partially offset by increases in circulation delivery costs of $3.1 million and sales costs for digital advertising of $4.3 million.

Goodwill and other asset impairments increased during 2015 compared to 2014. In 2015, we recorded non-cash impairment charges related to goodwill of $290.9 million resulting from an interim goodwill impairment test during the second quarter of 2015, and to intangible newspaper mastheads of $13.9 million resulting from interim and annual impairment testing. See Notes 1 and 4 for additional discussion. During 2014, we recorded $8.2 million of non-cash impairment charges to reduce the carrying value of mastheads, real property, land and non-newsprint inventory. The charges consisted of $5.2 million for masthead impairments resulting from our annual impairment testing, $2.0 million write-down of non-newsprint inventory and $1.0 million for a write-down of buildings and land at one of our newspapers.

Non‑Operating Items

Interest Expense:

Total interest expense decreased 32.6% in 2015 compared to 2014, primarily reflecting lower overall debt balances due to the retirements and repurchases made in the fourth quarter of 2014 and to a lesser degree repurchases of debt during 2015.

Equity Income:

Total income from unconsolidated investments decreased 47.1% during 2015 compared to 2014 due to lower income from our equity method investments. The equity income in unconsolidated companies in the first nine month of 2014 included income from Classified Ventures, which was sold in October 2014 (see Recent Developments). During 2015, we had no equity income as a result of our sale of our equity interest in Classified Ventures. Except for the final distribution of $7.5 million received in April 2015, we will no longer receive equity income or distributions from this former investment. The final distribution was recorded as a gain on the sale of our ownership interest in Classified Ventures in 2015, as discussed below. In addition, during 2015 and 2014, we recorded write‑downs of $8.2 million and $7.8 million, respectively, which reduced our equity income in unconsolidated companies, net, in the consolidated statements of operations. The write-down in 2015 was primarily related to CareerBuilder, LLC, which recorded a non-cash, goodwill impairment charge related to their international reporting unit in the fourth quarter of 2015. Our portion of that impairment charge was $7.5 million. The write-down in 2014 was primarily our interest in the Ponderay Newsprint Company.

Gains related to equity investments:

We recognized $8.1 million in gains related to equity investments during 2015 from Classified Ventures as a result of a final cash distribution that was received in April 2015 and a final working capital adjustment received in the first quarter of 2015. See previous discussion in Recent Developments.

Extinguishment of Debt:

During 2015, we repurchased $95.2 million aggregate principal amount of various series of our outstanding notes. We repurchased these notes at either par or at a price lower than par value and wrote off historical discounts and unamortized issuance costs related to these notes, as applicable, which resulted in a net gain on extinguishment of debt of $1.2 million in 2015.

During 2014, we repurchased $494.2 million aggregate principal amount of various series of our outstanding notes. We repurchased these notes at a price higher than par value and wrote off historical discounts and unamortized issuance costs related to these notes, as applicable, which resulted in a loss on extinguishment of debt of $72.8 million in 2014.

Income Taxes:

In 2015, we recorded an income tax benefit on continuing operations of $11.8 million. The income tax benefit differs from the expected federal amounts primarily due to the tax impact of state income taxes, the impact of non-tax-deductible goodwill, the reversal of unrecognized tax benefits and certain expenses not deductible for income tax purposes.

In 2014 we recorded an income tax provision on continuing operations of $231.2 million.  The income tax provision differs from the expected federal amount primarily due to state taxes, including benefits from certain favorable state tax adjustments and certain state taxes that do not vary with net income.  For 2014, our income tax provision includes the tax impact of certain discrete tax items, such as (i) gains related to equity investments (ii) certain asset disposals, impairments and accelerated depreciation, (iv) loss on the repurchase of debt, and (iii) severance.

2014 Compared to 2013

Revenues

The following table summarizes our revenues by category, which compares 2014 to 2013:

	Years Ended
	December 28,	December 29,	$	%
(in thousands)	2014	2013	Change	Change
Advertising:
Retail	$374,425	$414,482	$(40,057)	(9.7)
National	50,796	62,558	(11,762)	(18.8)
Classified:
Automotive	53,025	76,238	(23,213)	(30.4)
Real estate	30,240	33,786	(3,546)	(10.5)
Employment	34,378	38,779	(4,401)	(11.3)
Other	61,227	65,125	(3,898)	(6.0)
Total classified	178,870	213,928	(35,058)	(16.4)
Direct marketing and other	127,692	131,160	(3,468)	(2.6)
Total advertising	731,783	822,128	(90,345)	(11.0)
Audience	366,592	346,311	20,281	5.9
Other	48,177	46,409	1,768	3.8
Total revenues	$1,146,552	$1,214,848	$(68,296)	(5.6)

During 2014, total revenues decreased 5.6% compared to 2013 primarily due to the continued decline in demand for advertising in our industry and due to a change to net revenue accounting for certain digital advertising contracts in 2014 (as discussed previously). The continued volatility in consumer spending and a secular shift in advertising demand from print to digital products, which are widely available from many media competitors and are generally sold at lower prices than print products, are the principal causes of the decline in total advertising revenues. The decline in total advertising revenues was partially offset by increases in our audience revenues due primarily to the shift of some of our newspapers to fee-for-service circulation delivery contracts and sales of our subscription products.

Advertising Revenues

Total advertising revenues decreased 11.0% in 2014 compared to 2013. While we experienced declines in almost all of our revenue categories, the decrease in total advertising revenues related primarily to declines in retail and national advertising and due to a change to net revenue accounting for certain digital advertising contracts in 2014. The decreases in total advertising revenues were partially offset by an increase in our digital retail revenues. In addition, our affiliate agreement to sell products from Apartments.com terminated in connection with Classified Ventures’ sale of that business on April 1, 2014, resulting in $0.4 million in revenues from Apartments.com during 2014 compared to $3.7 million in 2013.

The following table reflects the category of advertising revenues as a percentage of total advertising revenues for the periods presented:

	Years Ended
	December 28,	December 29,
	2014	2013
Advertising:
Retail	51.2%	50.4%
National	6.9%	7.6%
Classified	24.4%	26.0%
Direct marketing and other	17.5%	16.0%
Total advertising	100.0%	100.0%

Retail:

Retail advertising revenues decreased 9.7% in 2014 compared to 2013. The decrease in retail advertising revenues was primarily due to decreases of 13.5% in print ROP advertising revenues and 12.5% in preprint advertising revenues compared to 2013. These decreases were partially offset by an increase in digital retail advertising of 4.5% during 2014 compared to 2013. The overall decreases in retail advertising revenues reflected a sluggish retail advertising environment.

National:

National advertising revenues decreased 18.8% in 2014 compared to 2013. The industry has seen a persistent decline in national advertising at regional newspaper companies over the last several years. We experienced a 23.2% decrease in print national advertising and an 8.7% decrease in digital national advertising during 2014 compared to 2013.  Decreases in total national advertising revenues during 2014 were led by decreases in the telecommunications category, which showed stronger performances in 2013. Also contributing to the decline in total national advertising revenues for 2014, was a decrease in the entertainment category.

Classified:

Classified advertising revenues decreased 16.4% in 2014 compared to 2013. The print and digital automotive, print and digital employment, print and digital real estate, and print other (primarily including legal, remembrance and celebration notices and miscellaneous advertising) categories represented our largest declines in classified advertising during 2014. The decreases were partially due to a change to net revenue accounting for certain digital advertising contracts in 2014 and the sale of Apartments.com by Classified Ventures in April 2014. Advertisers are increasingly using digital advertising, which is widely available from many of our competitors, instead of print advertising. During 2014 compared to 2013, we experienced a decrease in print classified advertising of 10.2% and digital classified advertising decreased 23.8%. The decreases in digital classified advertising were impacted by the lack of Apartments.com revenue in most of 2014 compared to 2013 and due to a change to net revenue accounting for certain digital advertising contracts in 2014.

The following is a discussion of the major classified advertising categories for 2014 as compared to 2013:

•

Automotive advertising revenues decreased 30.4% in 2014. Print automotive advertising revenues declined 22.2% in 2014, while digital automotive advertising revenues were down 35.5%. The decline in print automotive advertising revenues reflects the continued migration of automotive advertising to digital platforms, including the popularity of the Cars.com products with local auto dealerships. The digital automotive advertising revenues results primarily reflect the change to net revenue accounting for certain digital advertising contracts in 2014.

•

Real estate advertising revenues decreased 10.5% in 2014. Print real estate advertising revenues declined 6.8% and digital real estate advertising revenues decreased 16.3% in 2014. Real estate revenues have decreased, partially due to having no revenues from Apartments.com after the first quarter of 2014 and also due to the continued shifts from traditional media to digital media, which is widely available from many media competitors. We had $0.4 million in real estate revenues from Apartments.com in 2014 compared to $3.7 million in 2013.

•

Employment advertising revenues decreased 11.3% in 2014 reflecting an employment market that continues to shift from traditional media to digital media, which included a wider array of options and due to a change to net revenue accounting for certain digital advertising contracts in 2014. Print employment advertising revenues declined 6.4% in 2014. Digital employment advertising revenues were down 15.2% in 2014, due mostly to a change to net revenue accounting for certain digital advertising contracts in 2014.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising, decreased 6.0% in 2014. Print other classified advertising revenues declined 5.9% and digital other classified advertising revenues were down 6.1% in 2014.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 23.7% of total advertising revenues in both 2014 and 2013. Total digital advertising includes digital advertising both bundled as a print up-sale and sold on a stand-alone basis. Digital advertising revenues declined 10.9% to $173.4 million in 2014 compared to $194.7 million in 2013 and digital‑only advertising revenues decreased 10.5% to $103.0 million in 2014 compared to $115.2 million in 2013. The decreases in total digital advertising revenues and digital-only advertising reflect the change to net revenue accounting for certain digital advertising contracts in 2014. In addition, we had $0.4 million in revenues from sales of Apartments.com products in 2014 compared to $3.7 million in 2013. Digital advertising revenues sold in conjunction with print products declined 11.5% in 2014 compared to 2013 as a result of fewer print advertising sales. We expect the secular shift in advertising demand from print to digital products to continue as advertisers look for multiple advertising channels to reach their customers.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 2.6% during 2014 compared to 2013. The decrease was partially due to the sluggish print retail environment and the elimination of certain niche products that did not meet profit expectations. We continued to experience growth in revenues from our “Sunday Select” product, a package of preprinted advertisements delivered to non‑subscribers upon request, which grew 4.1% in 2014 compared to 2013.

Audience Revenues

Audience revenues increased 5.9% during 2014 compared to 2013. Contributing to the growth in total audience revenues in 2014 compared to 2013 was an increase of $22.0 million in revenues related to newspapers that changed to fee-for-service circulation delivery contracts. The increase in revenues related to changing contracts also had a corresponding increase in other operating expenses as discussed below. During 2014 we had six newspapers in various stages of transition to fee-for-service contracts for home-delivery subscribers. In total, 27 of our 29 daily newspapers had transitioned or were in the process of transitioning to fee-for-service contracts for home-delivery subscribers as of December 28, 2014, and the two remaining newspapers were transitioned in 2015. The overall audience revenues increase was partially offset by lower circulation volumes. Daily circulation volumes declined 6.5% in 2014 compared to 2013. In 2013, daily circulation volumes had declined 6.0% as compared to 2012. Sunday circulation volumes declined 2.4% in 2014 compared to 2013. As expected, circulation volumes continued to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change.

Operating Expenses

During 2014, total operating expenses decreased 2.7% compared to 2013. As discussed above, during 2014, we changed to net revenue accounting for certain digital advertising contracts, which resulted in expenses previously reported in other operating expenses being recorded as a reduction in the associated revenues. In addition, our total operating expenses reflected our continued effort to reduce costs through streamlining processes to gain efficiencies, as well as headcount reductions. However, operating expenses in 2014 reflect increases in non-cash operating expenses, including non-cash impairment charges and accelerated depreciation, as well as increases for newspapers that changed to fee-for-service circulation delivery contracts as discussed in the Audience Revenues section above. Operating expenses in all periods presented included employee severance related to headcount reductions. 2013 also included moving expenses primarily related to the relocation of our Miami newspaper operations and other production facility moves and outsourcing.

The following table summarizes our operating expenses, which compares 2014 to 2013:

	Years Ended
	December 29,	December 29,	$	%
(in thousands)	2014	2013	Change	Change
Compensation expenses	$411,881	$422,981	$(11,100)	(2.6)
Newsprint, supplements and printing expenses	114,801	120,551	(5,750)	(4.8)
Depreciation and amortization expenses	113,638	121,570	(7,932)	(6.5)
Other operating expenses	415,682	411,621	4,061	1.0
Asset impairments	8,227	17,181	(8,954)	(52.1)
	$1,064,229	$1,093,904	$(29,675)	(2.7)

Compensation expenses, which includes the severance costs discussed above, decreased 2.6% during 2014 compared to 2013. Payroll expenses in 2014 decreased 1.7% compared to 2013, reflecting a 6.6% decline in average full‑time equivalent employees partially offset by higher severance costs in 2014. In addition, fringe benefits costs in 2014 decreased 6.8% compared to 2013, primarily as a result of lower pension and post retirement expenses.

Newsprint, supplements and printing expenses decreased 4.8% in 2014 compared to 2013. Newsprint expense decreased by 11.7% in 2014 compared to 2013, reflecting a 10.9% decrease in newsprint usage and a 0.9% decrease in newsprint prices during 2014 compared to 2013. These decreases in newsprint were partially offset by increases in outsourced printing costs of $7.4 million in 2014, primarily related to the outsourcing of our printing process at one newspaper.

Depreciation and amortization expenses decreased 6.5% in 2014 compared to 2013. The decrease in depreciation expense during 2014 compared to 2013 was primarily related to approximately $5.9 million associated with assets that became fully depreciated. This decrease was partially offset by $13.5 million in accelerated depreciation in 2014; (i) related to the production equipment associated with outsourcing our printing process at one newspaper and (ii) resulting from moving the printing operations for another newspaper to the newly purchased production facility. During 2013, we incurred $11.4 million in accelerated depreciation (i) related to equipment formerly used in our Miami operations prior to the relocation of these operations, (ii) related to the production equipment associated with outsourcing our printing process at one of our newspapers and (iii) moving the printing operations for another newspaper. Amortization expense decreased $4.2 million in 2014 compared to 2013 primarily due to certain circulation subscriber listing amortization schedules which became fully amortized at the beginning of the quarter ended September 28, 2014.

Other operating expenses increased 1.0% in 2014 compared to 2013. The increase included $22.0 million in expenses related to newspapers that changed to fee-for-service circulation delivery contracts, $6.2 million net in other sales costs for digital advertising and customer sales costs, and $1.3 million in additional professional fees. The expenses related to changing to fee-for-service contracts also have a corresponding increase in audience revenues as discussed previously. The increase in operating expenses was partially offset by a decrease of $6.0 million in 2014 compared to 2013, for moving costs related to the relocation of our Miami operations in 2013 and due to a change to net revenue accounting for certain digital advertising contracts in 2014.

Asset impairments for 2014 included $8.2 million of non‑cash impairment charges to reduce the carrying value of mastheads, real property, land and non-newsprint inventory. The charges consist of $5.2 million for masthead impairments resulting from our annual impairment testing, $2.0 million write-down of non-newsprint inventory and $1.0 million for a write-down of buildings and land at one of our newspapers. Asset impairments in 2013 include $17.2 million of non-cash impairment charges to reduce the carrying value of mastheads and real property, land, and production equipment. The charges include $5.3 million for masthead impairments resulting from our annual impairment testing and $11.9 million for impairment charges related to our existing production facilities and equipment as a result of entering into an agreement to outsource our printing process at one of our newspapers.

Non‑Operating Items

Interest Expense:

Total interest expense decreased 5.8% during 2014 compared to 2013. Interest expense related to debt decreased 5.5% during 2014 compared to 2013, reflecting lower debt balances. Other fluctuations in total interest expense were primarily due to reductions in interest expense on our financial obligations resulting from the elimination of our Miami financial obligation in the quarter ended June 30, 2013, when we completed our move of the Miami operation to a new facility.

Equity Income:

Total income from unconsolidated investments decreased 55.3% during 2014 compared to 2013. The decrease was primarily due to (i) lower results from our internet-related investments and from our newsprint mill partnership, (ii) a $7.8 million write‑down of certain unconsolidated investments, primarily our interest in the Ponderay Newsprint Company, (iii) the sale of Apartments.com by Classified Ventures in April 2014, and (iv) the sale of our ownership interest in the remainder of Classified Ventures on October 1, 2014.

As discussed more fully in Recent Developments previously, Classified Ventures sold its Apartments.com business on April 1, 2014, and as a result, incurred additional legal, accounting and other transaction-related costs in 2014 associated with the sale. We only reported our share of Classified Ventures’ income from its Apartments.com business through the quarter ended March 30, 2014, compared to all of 2013.

Also, discussed more fully in Recent Developments previously, we sold our ownership interest in Classified Ventures on October 1, 2014, and as a result, we only reported our share of Classified Ventures’ income through the quarter ended September 28, 2014, compared to all of 2013.

Gains related to equity investments:

We recognized $705.2 million in gains related to equity investments for 2014, which were more fully described in the Recent Developments section previously. Specifically we recognized (i)  our $144.2 million share of the gain, when Classified Ventures sold its Apartments.com business on April 1, 2014; (ii)  a  gain on the sale of $1.7 million when we transferred our partnership interest in MCT and entered into a contributor agreement with MCT on May 7, 2014; and (iii) a gain of $559.3 million on the sale of our ownership interest in Classified Ventures on October 1, 2014. We no longer receive equity income from these former investments.

Loss on Extinguishment of Debt:

During 2014, we repurchased $494.2 million aggregate principal amount of various series of our outstanding notes. We repurchased these notes at a price higher than par value and wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $72.8 million in 2014. During 2013, we redeemed or repurchased $155.9 million aggregate principal amount of various series of our outstanding notes. We redeemed or repurchased these notes at a price higher than par value and wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $13.6 million in 2013.

Income Taxes:

In 2014, we recorded an income tax provision on continuing operations of $231.2 million.  For 2014, the income tax provision differs from the expected federal amount primarily due to state taxes, including benefits from certain favorable state tax adjustments and certain state taxes that do not vary with net income.  For 2014, our income tax provision included the tax impact of certain discrete tax items, such as (i) gains related to equity investments (ii) certain asset disposals, impairments and accelerated depreciation, (iv) loss on the repurchase of debt, and (iii) severance.

In 2013, we recorded an income tax provision on continuing operations of $11.7 million.  The income tax provision was lower than the expected federal amount primarily due to state taxes including benefits from certain favorable state tax adjustments and certain state taxes that do not vary with net income. For 2013, the income tax provision included the tax impact of certain discrete tax items, such as (i) loss on the refinancing of debt, (ii) certain asset disposals and impairments, and (iii) severance.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $9.3 million as of December 27, 2015, compared to $220.9 million of cash and cash equivalents at December 28, 2014.  The cash and cash equivalents balance as of December 28, 2014, reflected a $146.9 million cash distribution from Classified Ventures, which was equal to our share of the proceeds from its sale of Apartments.com business; the $34.0 million in cash proceeds received from the sale of one of our newspapers; and the $606.2 million in cash proceeds received from the sale of our ownership interest in Classified Ventures. The cash and cash equivalents balance as of December 28, 2014, was also impacted by the partial payment of taxes on these transactions, as well as the repurchase of debt for a total amount of $494.2 million in cash plus accrued and unpaid interest in November 2014.

We expect that most of our cash and cash equivalents, and our cash generated from operations, for the foreseeable future will be used to repay debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to the Pension Plan, repurchase stock, and other corporate uses as determined by management and our Board of Directors. As of December 27, 2015, we had approximately $937.3 million in total aggregate principal amounts of debt outstanding, consisting of $55.5 million of our 5.750% notes due in 2017, $516.4 million of our 9.00% Notes due 2022 and $365.4 million of our notes maturing in 2027 and 2029. We expect that we will need to refinance a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We may also be required to use cash on hand or cash from operations to meet these obligations. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Years Ended
	December 27,	December 28,	December 30,
(in thousands)	2015	2014	2013
Cash flows provided by (used in)
Operating activities:
Continuing operations	$(122,529)	$143,181	$153,581
Discontinued operations	—	(37)	2,459
Investing activities:
Continuing operations	13,840	552,012	(19,847)
Discontinued operations	—	32,953	(200)
Financing activities;
Continuing operations	(102,840)	(588,059)	(168,270)
Increase (decrease) in cash and cash equivalents	$(211,529)	$140,050	$(32,277)

Operating Activities:

We used $122.5 million of cash from continuing operations in 2015 compared to generating $143.2 million of cash from continuing operations in 2014. The decrease in cash from continuing operations during the period was primarily due to cash we received, primarily from the sale of Apartments.com by Classified Ventures of $146.9 million in 2014, and the timing of net income tax payments in 2015, offset by lower pension contributions in 2015, as discussed below. In 2015 we made income tax payments of $207.0 million compared to $77.6 million in 2014. The increase was primarily related to the 2015 tax payments on the gain on the sale of Classified Ventures (previous owned equity investment) recorded in the fourth quarter of 2014, offset by the net of tax losses on bond repurchases in the fourth quarter of 2014.

The decrease in cash generated in 2014 compared to 2013 was primarily due to the difference in contributions we made to our Pension Plan (as discussed below), and the timing of net income tax payments and receipts. In 2014 we had net payments of $77.6 million in income taxes compared to $21.0 million in 2013.

Pension Plan Matters

In February 2016 we contributed certain of our real property appraised at $47.1 million to our Pension Plan. We expected our required pension contribution under the Employee Retirement Income Security Act to be approximately $2.0 million in 2016, and the contribution of real property will exceed our required pension contribution for 2016 and we expect it to reduce our future pension contributions and expense, all other things being equal.

We made $25.0 million and $7.6 million in cash contributions to the Pension Plan to meet our required contributions during 2014 and 2013, respectively.

As of the end of 2015, the projected benefit obligations of our Pension Plan exceeded plan assets by $464.8 million compared to $444.3 million at the end of 2014. Over the last several years federal legislation has provided for pension funding relief in the form of mandated changes in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans. Recent new legislation and calculations use historical averages of long‑term highly‑rated corporate bonds (within ranges as defined in the legislation) which have an impact of applying a higher discount rate to determine the projected benefit obligations for funding and current long‑term interest rates, but also mandated increases in fees paid to the Pension Benefit Guaranty Corporation, also known as the PBGC, based in part on the level of underfunding in various companies’ qualified defined pension plans.

Even with the relief provided by the legislative rules discussed above, based on the current funding position of the Pension Plan, we expect future contributions will be required. Future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Pension Plan and future government regulations. The timing and amount of payments to the Pension Plan reflect actuarial estimates we believe to be reasonable but are subject to changes in estimates. While we do not expect there to be a required contribution in 2017, after the contribution we made in February 2016 discussed above, we have not determined whether we will make a voluntary contribution to the Pension Plan in 2017. We believe cash flows from operations will be sufficient to satisfy our contribution requirements, if any.

Investing Activities:

We generated $13.8 million of cash from investing activities in 2015, which reflected the receipts associated with a former equity investment of $25.6 million from an escrow account and a final cash distribution of $7.5 million, offset by the purchase of property, plant and equipment of $18.6 million.

We generated $552.0 million of cash from investing activities in 2014, which was primarily due to the proceeds received from the sale of our ownership interest in Classified Ventures (see Recent Developments previously) offset by the purchase of $6.8 million in insurance-related deposits; the purchase of property plant and equipment (“PP&E”) for $23.4 million, which includes the purchase of a production facility for $5.2 million; and the purchase of $33.5 million in certificates of deposit, which collateralized our outstanding letters of credit.

We used $19.8 million of cash from investing activities in 2013, which was primarily due to the purchase of PP&E for $33.3 million, partially offset by the return of an insurance‑related deposit of $6.4 million and distributions from our equity investments, as discussed above.

Financing Activities:

We used $102.8 million of cash from financing activities in 2015 primarily related to the repurchase of our 5.75% Notes and 9.00% Notes. During 2015, we repurchased $95.2 million of aggregate principal amount of notes for $92.3 million in cash in privately negotiated repurchases (see Debt and Related Matters below). In addition, $8.4 million was used to purchase treasury shares during 2015, primarily related to $7.8 million that used to repurchase 6.1 million shares of our Class A Common Stock (see Recent Developments previously).

We used $588.1 million of cash from financing activities in 2014 primarily related to the repurchase of debt. During 2014, we repurchased $494.2 million of aggregate principal amount of notes for $584.4 million in cash in privately negotiated repurchases (see Debt and Related Matters below).

We used $168.3 million of cash from financing activities in 2013. During 2013, we redeemed or repurchased $155.9 million of aggregate principal amount of notes for $165.5 million in cash.

Debt and Related Matters

As of December 27, 2015, we had approximately $937.3 million in total principal indebtedness outstanding, including approximately $55.5 million of 5.750% notes due in 2017, $516.4 million of 9.00% Notes due in 2022, $89.2 million of 7.150% debentures due in 2027 and $276.2 million of 6.875% debentures due in 2029.

Debt Repurchases/Retirements and Extinguishment of Debt

During 2015, we repurchased a total of $95.2 million of aggregate principal amount notes through privately negotiated transactions, as follows:

(in thousands)	Face Value
9.00% senior secured notes due in 2022	$39,370
5.750% notes due in 2017	55,857
Total notes repurchased	$95,227

During 2015, we recorded a net gain on extinguishment of debt of $1.2 million. We repurchased most of these notes at a price lower than par value, which was partially offset by the write-off of historical discounts and unamortized issuance costs related to these notes.

During 2014, we retired $29.0 million of the 4.625% notes that matured on November 1, 2014. Additionally, during 2014 we repurchased a total of $494.2 million of aggregate principal amount notes through privately negotiated transactions. We repurchased these notes at a price higher than par value and wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $72.8 million in 2014.

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

As of December 27, 2015, there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $33.0 million and no amounts drawn under the Credit Agreement. The amounts of standby letters of credit declined to $31.0 million in January 2016.

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

Senior Secured Notes and Indenture

In December 2012, we issued 9.00% Notes. Substantially all of our subsidiaries guarantee the obligations under the 9.00% Notes and the Credit Agreement. We own 100% of each of the guarantor subsidiaries, and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the subsidiaries other than the subsidiary guarantors, are minor.

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that includes, but is not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any PP&E, leasehold interests or improvements with respect to such PP&E which would be reflected on our consolidated balance sheets or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

Under the Credit Agreement, we are required to comply with a maximum consolidated total leverage ratio measured on a quarterly basis. As of December 27, 2015, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00.  For purposes of the consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20 million. As of December 27, 2015, we were in compliance with our financial debt covenant.

At December 27, 2015, our consolidated leverage ratio (as defined in the Credit Agreement) was 4.77 to 1.00 and we were in compliance with all of our other debt covenants. Due to the significance of our outstanding debt, remaining in compliance with debt covenants is critical to our operations. We will continue to optimize operations and/or reduce debt to maintain compliance with our covenants.

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

Off‑Balance‑Sheet Arrangements

As of December 27, 2015, we did not have any significant off‑balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S‑K.

Contractual Obligations:

As of the end of 2015 our contractual obligations were as follows:

	Payments Due By Period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt principal	$937,275	$—	$55,442	$—	$881,833
Interest on long-term debt	667,256	75,695	148,214	144,332	299,015
Pension obligations (a)	581,717	10,450	59,430	182,475	329,362
Post-retirement obligations (a)	9,883	1,297	2,303	1,968	4,315
Workers’ compensation obligations (b)	16,608	3,599	4,247	2,401	6,361
Other long-term obligations (c)	72,990	14,680	16,610	12,877	28,823
Financing obligations (d)	36,384	3,987	7,973	7,973	16,451
Other obligations:
Purchase obligations (e)	70,509	19,364	16,704	10,860	23,581
Operating leases (f)	67,508	11,467	18,965	12,341	24,735
Total (g)	$2,460,130	$140,539	$329,888	$375,227	$1,614,476

(a)

Pension and Post-retirement obligations do not take into account the tax‑deductibility of the payments. This does not include the February 2016, contribution of $47.1 million in real property to our Pension Plan, described in Recent Developments previously. This contribution in February 2016 will satisfy our $2 million, $18.2 million and $24.5 million minimum required contributions for 2016, 2017 and 2018, respectively, that are included in the table above.

(b)	Future expected workers’ compensation payments are based on undiscounted ultimate losses and are shown net of estimated recoveries.
(c)	Primarily deferred compensation, future lease obligations and indemnification obligation reserves related to disposed newspapers.
(d)

Financing obligations include the obligations related to our contribution and leaseback of certain property to the Pension Plan in 2011. See further discussion in Note 7. This does not include any future obligations related to our contribution and leaseback of certain property to the Pension Plan in 2016, as described above.

(e)	Primarily printing outsource agreements and capital expenditures for property, plant and equipment.
(f)	Excludes payments on leases included in financing obligation above.
(g)

The table excludes unrecognized tax benefits, and related penalties and interest, totaling $18.1 million because a reasonably reliable estimate of the timing of future payments, if any, cannot be determined.

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

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level and we have identified two reporting units. Effective July 1, 2015, following the retirement of a segment manager,  one reporting unit (“West” reporting unit) primarily consists of operations in our California, Northwest and the Midwest operating regions and the other reporting unit (“East” reporting unit) primarily consists of operations in our Southeast and Florida operating regions. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed at our fiscal year end.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We considered both a market approach and an income approach in order to develop an estimate of the fair value of each reporting unit for purposes of our annual impairment test. When available, and as appropriate, we use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a particular reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach). Potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long‑term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, used to determine our discount rate, and through our stock price, used to determine our market capitalization. We may be required to recognize impairment of goodwill based on future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units.

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

We performed an interim goodwill impairment testing at June 28, 2015, based on the reporting units that existed at that time. Based on that testing, the fair value of our reporting unit that primarily consisted of operations in California, the Northwest and Texas, exceeded the carrying value by approximately 12.9%, and we did not incur any goodwill impairment for this reporting unit. The reporting unit that primarily consisted of operations in the Southeast, Florida and the Midwest, recorded an impairment charge of $290.9 million during the quarter and six months ended June 28, 2015, as described in Note 2, Intangible Assets and Goodwill.

Based on our annual impairment testing analysis, at December 27, 2015, the fair value of our West reporting unit exceeded the carrying value by approximately 32.9%, and the fair value of the East reporting unit exceeded the carrying value by approximately 25.8%. Assumptions are highly subjective and sensitive to industry and our performance.

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

We performed an interim impairment test as of June 28, 2015 on newspaper mastheads, and annual impairment tests on as of December 27, 2015, December 28, 2014, and December 29, 2013. As a result of our testing, we recorded a charge of $9.5 million for the quarter and six months ended June 28, 2015, and a total of $13.9 million in 2015. We recorded a charge of $5.2 million and $5.3 million for masthead impairments in 2014 and 2013, respectively.

Other Intangible Assets:

Long‑lived assets such as other intangible assets are subject to amortization (primarily advertiser and subscriber lists) and are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. No impairment loss was recognized on intangible assets subject to amortization in 2015, 2014 or 2013.

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

Current standards of accounting for defined benefit pension plans and post‑retirement benefit plans require recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) the funded status of a post‑retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. At December 27, 2015, net retirement obligations in excess of the retirement plans’ assets were $581.7 million. This amount included $116.9 million for non‑qualified plans that do not have assets and $464.8 million for our qualified plan. The funded status as of December 27, 2015, does not include the contribution of real property of $47.1 million to the qualified pension plan in February 2016 that is discussed in Note 12. At December 28, 2014, net retirement obligations in excess of the retirement plans’ assets were $573.2 million. This amount included $128.9 million for non‑qualified plans that do not have assets and $444.3 for our qualified plan.

We used discount rates of 3.69% to 4.25% and an assumed long‑term return on assets of 7.75% to calculate our retirement plan expenses in 2015.

For 2015, a change in the weighted average rates would have had the following impact on our net benefit cost:

•	A decrease of 50 basis points in the long‑term rate of return would have increased our net benefit cost by approximately $6.9 million;
•	A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $0.1 million.

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

We used a discount rate of 1.8% to calculate workers’ compensation reserves as of December 27, 2015. A decrease of 25 basis points in the discount rate would have had a $0.2 million effect on total workers’ compensation reserves. A 10% increase in the claims would have increased the total workers’ compensation reserves, net of estimated recoveries, by approximately $1.5 million.

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

Discount Rate Risks in Our Pension and Post‑Retirement Obligations

The discount rate used to measure our obligations under our qualified defined benefit pension plan is generally based upon long‑term interest rates on highly‑rated corporate bonds. Hence, changes in long‑term interest rates may have a significant impact on the funding position of our qualified defined pension plan. We estimate that a 1.0% increase in our discount rate could decrease our pension obligations by approximately $198 million. Conversely, a 1.0% decrease in our discount rate could increase our pension obligations by approximately $241 million. Based on current interest rates, the amount of contributions due to the plan and the timing of the payments of these obligations are included in the table of contractual obligations above and reflect actuarial estimates we believe to be reasonable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheets of The McClatchy Company and its subsidiaries (the “Company”) as of December 27, 2015 and December 28, 2014, and the related consolidated statements operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2015. We also have audited the Company’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

Sacramento, California

March 7, 2016

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended
	December 27,	December 28,	December 29,
	2015	2014	2013
REVENUES — NET:
Advertising	$637,415	$731,783	$822,128
Audience	367,858	366,592	346,311
Other	51,301	48,177	46,409
	1,056,574	1,146,552	1,214,848
OPERATING EXPENSES:
Compensation	395,449	411,881	422,981
Newsprint, supplements and printing expenses	95,674	114,801	120,551
Depreciation and amortization	101,595	113,638	121,570
Other operating expenses	404,347	415,682	411,621
Goodwill and other asset impairments (see Notes 1 and 4)	304,848	8,227	17,181
	1,301,913	1,064,229	1,093,904

OPERATING INCOME (LOSS)	(245,339)	82,323	120,944

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(85,973)	(127,503)	(135,381)
Interest income	331	254	53
Equity income in unconsolidated companies, net	10,086	19,084	42,651
Gains related to equity investments	8,061	705,247	—
Gain (loss) on extinguishment of debt, net	1,167	(72,777)	(13,643)
Gain on sale of Miami property	—	—	12,938
Other — net	(292)	579	541
	(66,620)	524,884	(92,841)

Income (loss) from continuing operations before income taxes	(311,959)	607,207	28,103
Income tax provision (benefit)	(11,797)	231,230	11,659

INCOME (LOSS) FROM CONTINUING OPERATIONS	(300,162)	375,977	16,444

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	(1,988)	2,359
NET INCOME (LOSS)	$(300,162)	$373,989	$18,803

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(3.47)	$4.33	$0.19
Loss from discontinued operations	—	(0.02)	0.03
Net income (loss) per share	$(3.47)	$4.31	$0.22

Diluted:
Income (loss) from continuing operations	$(3.47)	$4.26	$0.19
Loss from discontinued operations	—	(0.03)	0.03
Net income (loss) per share	$(3.47)	$4.23	$0.22

Weighted average number of common shares used
to calculate basic and diluted earnings per share:
Basic	86,591	86,797	86,201
Diluted	86,591	88,357	87,136

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Years Ended
	December 27,	December 28,	December 29,
	2015	2014	2013
NET INCOME (LOSS)	$(300,162)	$373,989	$18,803
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Change in pension and post-retirement benefit plans, net of taxes of $2,936, $73,922 and $(117,853)	(4,404)	(110,883)	176,779
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $534, $546, and $243	(801)	(819)	(364)
Other comprehensive income (loss)	(5,205)	(111,702)	176,415
Comprehensive income (loss)	$(305,367)	$262,287	$195,218

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 27,	December 28,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$9,332	$220,861
Trade receivables (net of allowances of $4,451 in 2015 and $5,900 in 2014)	138,153	144,565
Other receivables	16,367	36,780
Newsprint, ink and other inventories	16,659	19,491
Assets held for sale	5,357	173
Other current assets	19,194	14,945
	205,062	436,815

Property, plant and equipment, net	364,219	404,238
Intangible assets:
Identifiable intangibles — net	348,651	410,915
Goodwill	705,174	996,115
	1,053,825	1,407,030
Investments and other assets:
Investments in unconsolidated companies	233,538	230,473
Deferred income taxes	1,312	—
Other assets	65,078	62,160
	299,928	292,633
	$1,923,034	$2,540,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,751	$49,095
Accrued pension liabilities	8,450	8,529
Accrued compensation	29,410	32,912
Income taxes payable	687	186,805
Unearned revenue	60,811	62,035
Accrued interest	9,423	10,592
Other accrued liabilities	15,195	14,957
	165,727	364,925
Non-current liabilities:
Long-term debt	905,425	994,812
Deferred income taxes	—	25,108
Pension and postretirement obligations	581,852	574,024
Financing obligations	32,398	34,551
Other long-term obligations	44,869	43,911
	1,564,544	1,672,406
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 58,782,535 in 2015 and 62,600,676 in 2014)	588	626
Class B (authorized 60,000,000 shares, issued 24,431,962 in 2015 and 24,585,962 in 2014)	244	246
Additional paid-in-capital	2,219,481	2,222,675
Accumulated deficit	(1,603,546)	(1,303,384)
Treasury stock at cost, 1,652,165 shares in 2015 and 45,374 shares in 2014	(2,196)	(175)
Accumulated other comprehensive loss	(421,808)	(416,603)
	192,763	503,385
	$1,923,034	$2,540,716

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	December 27,	December 28,	December 29,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(300,162)	$373,989	$18,803
Less income (loss) from discontinued operations, net of tax	—	(1,988)	2,359
Income (loss) from continuing operations	(300,162)	375,977	16,444

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	101,595	113,638	121,570
(Gains) loss on disposal of equipment (excluding asset impairments)	347	(918)	(1,914)
Contribution to qualified defined benefit pension plan	—	(25,000)	(7,600)
Retirement benefit expense	9,971	4,632	12,162
Stock-based compensation expense	3,178	3,479	3,481
Deferred income taxes	(23,087)	(32,233)	(9,774)
Equity income in unconsolidated companies	(10,086)	(19,084)	(42,651)
Gains related to equity investments	(8,061)	(705,247)	—
Distributions of income from equity investments	7,500	160,707	39,504
(Gain) loss on extinguishment of debt, net	(1,167)	72,777	13,643
Gain on disposal of Miami property	—	—	(12,938)
Goodwill and other asset impairments	304,848	8,227	17,181
Other	(5,501)	(4,137)	(3,865)
Changes in certain assets and liabilities:
Trade receivables	6,412	19,390	9,877
Inventories	2,832	3,822	3,534
Other assets	(7,707)	(111)	(391)
Accounts payable	(7,344)	(1,870)	1,085
Accrued compensation	(3,529)	(6,291)	(57)
Income taxes	(190,581)	186,208	3,745
Accrued interest	(1,169)	(4,452)	(3,631)
Other liabilities	(818)	(6,333)	(5,824)
Net cash provided by (used in) continuing operations	(122,529)	143,181	153,581
Net cash provided by (used in) discontinued operations	—	(37)	2,459
Net cash provided by (used in) operating activities	(122,529)	143,144	156,040
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,605)	(23,441)	(33,273)
Proceeds from sale of property, plant and equipment and other	414	10,301	4,703
Purchase of certificates of deposit	—	(33,483)	—
Proceeds from redemption of certificates of deposit	—	—	2,210
Purchase of insurance-related deposits	—	(6,770)	—
Proceeds from return of insurance-related deposit	—	—	6,400
Distributions from equity investments	7,428	1,621	2,932
Contributions to equity investments	(1,583)	(4,158)	(1,319)
Proceeds from sale of equity investments	26,186	607,942	—
Other-net	—	—	(1,500)
Net cash provided by (used in) continuing operations	13,840	552,012	(19,847)
Net cash provided by (used in) discontinued operations	—	32,953	(200)
Net cash provided by (used in) investing activities	13,840	584,965	(20,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes	(92,254)	(584,366)	(165,549)
Purchase of treasury shares	(8,434)	(7,603)	(1,793)
Other	(2,152)	3,910	(928)
Net cash used in financing activities	(102,840)	(588,059)	(168,270)
Increase (decrease) in cash and cash equivalents	(211,529)	140,050	(32,277)
Cash and cash equivalents at beginning of period	220,861	80,811	113,088
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,332	$220,861	$80,811

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 30, 2012	$611	$248	$2,219,163	$(1,696,176)	$(481,316)	$(29)	$42,501
Net income	—	—	—	18,803	—	—	18,803
Other comprehensive income	—	—	—	—	176,415	—	176,415
Issuance of 1,030,750 Class A shares under stock plans	10	—	927	—	—	—	937
Stock compensation expense	—	—	3,523	—	—	—	3,523
Purchase of 580,219 shares of treasury stock	—	—	—	—	—	(1,793)	(1,793)
Retirement of 575,046 shares of treasury stock	(6)	—	(1,779)	—	—	1,785	—
Balance at December 29, 2013	615	248	2,221,834	(1,677,373)	(304,901)	(37)	240,386
Net income	—	—	—	373,989	—	—	373,989
Other comprehensive loss	—	—	—	—	(111,702)	—	(111,702)
Conversion of 215,000 Class B shares to Class A shares	2	(2)	—	—	—	—	—
Issuance of 2,391,100 Class A shares under stock plans	24	—	4,784	—	—	—	4,808
Stock compensation expense	—	—	3,507	—	—	—	3,507
Purchase of 1,594,115 shares of treasury stock	—	—	—	—	—	(7,603)	(7,603)
Retirement of 1,559,948 shares of treasury stock	(15)	—	(7,450)	—	—	7,465	—
Balance at December 28, 2014	626	246	2,222,675	(1,303,384)	(416,603)	(175)	503,385
Net loss	—	—	—	(300,162)	—	—	(300,162)
Other comprehensive loss	—	—	—	—	(5,205)	—	(5,205)
Conversion of 154,000 Class B shares to Class A shares	2	(2)	—	—	—	—	—
Issuance of 915,550 Class A shares under stock plans	9	—	(8)	—	—	—	1
Stock compensation expense	—	—	3,178	—	—	—	3,178
Purchase of 6,494,482 shares of treasury stock	—	—	—	—	—	(8,434)	(8,434)
Retirement of 4,887,691 shares of treasury stock	(49)	—	(6,364)	—	—	6,413	—
Balance at December 27, 2015	$588	$244	$2,219,481	$(1,603,546)	$(421,808)	$(2,196)	$192,763

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

1.  SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a 21st century news and information publisher of publications such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News and Observer, and the (Fort Worth) Star-Telegram. We operate 29 media companies in 28 U.S. markets in 14 states, providing each of our communities with high-quality news and advertising services in a wide array of digital and print formats. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol MNI.

We also own 15.0% of CareerBuilder, LLC, which operates the nation’s largest online job website, CareerBuilder.com; 33.3% of HomeFinder, LLC, which operates the online real estate website HomeFinder.com; as well as certain other digital company investments. See Note 3 for additional discussion.

Our fiscal year ends on the last Sunday in December. The years ended December 27, 2015, December 28, 2014, and December 29, 2013, consist of 52-week periods.

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

Changes in basis of presentation

As discussed more fully in Recently Adopted Accounting Pronouncements below, we elected to early adopt authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to the presentation of deferred income taxes and debt issuance costs. As required by this guidance, we have recast our consolidated balance sheet as of December 28, 2014, and certain related footnotes, to conform to the presentation as of December 27, 2015.

Revenue recognition

We recognize revenues (i) from advertising placed in a newspaper, a website and/or a mobile service over the advertising contract period or as services are delivered, as appropriate; (ii) from the sale of certain third party digital advertising products and services on a net basis, with wholesale fees reported as a reduction of the associated revenues; and (iii) for audience subscriptions as newspapers and access to online sites are delivered over the applicable subscription term. Audience revenues are recorded net of direct delivery costs for contracts that are not on a “fee-for-service” arrangement. Audience revenues on our “fee-for-service” contracts are recorded on a gross basis and associated delivery costs are recorded as other operating expenses.

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

Other revenues are recognized when the related product or service has been delivered. Revenues are recorded net of estimated incentives, including special pricing agreements, promotions and other volume‑based incentives and net of sales tax collected from the customer. Revisions to these estimates are charged to revenues in the period in which the facts that give rise to the revision become known.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

Concentrations of credit risks

Financial instruments, which potentially subject us to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. As of December 27, 2015, substantially all of our cash and cash equivalents are in excess of the FDIC insured limits. We routinely assess the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of our customers, limits our concentration of risk with respect to trade accounts receivable. We have not experienced any losses related to amounts in excess of FDIC limits.

Allowance for doubtful accounts

We maintain an allowance account for estimated losses resulting from the risk that our customers will not make required payments. At certain of our newspapers we establish our allowances based on collection experience, aging of our receivables and significant individual account credit risk. At the remaining newspapers we use the aging of accounts receivable, reserving for all accounts due 90 days or longer, to establish allowances for losses on accounts receivable; however, if we become aware that the financial condition of specific customers has deteriorated, additional allowances are provided.

We provide an allowance for doubtful accounts as follows:

	Years Ended
	December 27,	December 28,	December 29,
(in thousands)	2015	2014	2013
Balance at beginning of year	$5,900	$6,040	$5,920
Charged to costs and expenses	8,181	9,305	8,481
Amounts written off	(9,630)	(9,229)	(8,361)
Disposition of discontinued operations	—	(216)	—
Balance at end of year	$4,451	$5,900	$6,040

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) or current market value. During 2014, we recorded a $2.0 million write‑down of non-newsprint inventory.

Property, plant and equipment

Property, plant and equipment (“PP&E”) are recorded at cost. Additions and substantial improvements, as well as interest expense incurred during construction, are capitalized. Capitalized interest was not material in 2015, 2014 or 2013. Expenditures for maintenance and repairs are charged to expense as incurred. When PP&E is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

Property, plant and equipment consisted of the following:

	December 27,	December 28,	Estimated
(in thousands)	2015	2014	Useful Lives
Land	$85,721	$89,083
Building and improvements	332,502	337,727	5	-	60	years
Equipment	648,206	691,289	2	-	25	years	(1)
Construction in process	7,090	2,696
	1,073,519	1,120,795
Less accumulated depreciation	(709,300)	(716,557)
Property, plant and equipment, net	$364,219	$404,238

(1)	Presses are 9 - 25 years and other equipment is 2 - 15 years

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

We record depreciation using the straight‑line method over estimated useful lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets and anticipated technological changes. Our depreciation expense was $53.2 million, $60.7 million and $64.4 million in 2015, 2014 and 2013, respectively.

We review the carrying amount of long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include the decision to close a location or a significant decrease in the operating performance of the long‑lived asset. Long‑lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying amount. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in operating expenses in the consolidated statements of operations. The estimated fair value of the asset or asset group is based on the discounted future cash flows of the asset or asset group. The asset group is defined as the lowest level for which identifiable cash flows are available.

During 2015 we incurred $10.3 million in accelerated depreciation related to the production equipment associated with outsourcing our printing process at a few of our newspapers. During 2014 we incurred $13.5 million in accelerated depreciation (i) related to the production equipment associated with outsourcing our printing process at one of our newspapers and (ii) resulting from moving the printing operations for another newspaper to a newly purchased production facility.

Assets held for sale

During 2015 we began to actively market for sale a parking lot at one of our newspapers and a parking structure at another newspaper. No impairment charges were incurred during 2015 as a result of placing these assets in assets held for sale during 2015.

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

Segment reporting

Our primary business is the publication of newspapers and related digital site and direct marketing products. We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Our operating segments are based on how our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), makes decisions about allocating resources and assessing performance. The CODM is provided discrete financial information for the two operating segments. Each operating segment consists of a group of newspapers and, effective July 1, 2015, following the retirement of a segment manager, both operating segments report to the same segment manager. There was no change to our single reportable segment as a result of the changes to our operating segments. Effective July 1, 2015, one of our operating segments (“Western Segment”) consists of our newspaper operations in California, the Northwest, and the Midwest, while the other operating segment (“Eastern Segment”) consists primarily of newspaper operations in the Southeast and Florida.

Goodwill and intangible impairment

We test for impairment of goodwill annually, at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two‑step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

related to revenue growth, newsprint prices, compensation levels, discount rate and private and public market trading multiples for newspaper assets for the market based approach. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. We determined an impairment charge of $290.9 million in 2015 was required. We determined that no impairment charge was required in 2014 or 2013. Also see Note 4.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model, as discussed above, to determine the fair value of each newspaper masthead. We determined that an impairment charges of $13.9 million, $5.2 million and $5.3 million in 2015, 2014 and 2013, respectively, were required. Also see Note 4.

Long‑lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during 2015, 2014 or 2013.

Stock‑based compensation

All stock‑based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their fair values. At December 27, 2015, we had two stock‑based compensation plans. See Note 10.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

Cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities. As of December 27, 2015, and December 28, 2014, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long‑term debt. The fair value of long‑term debt is determined using quoted market prices and other inputs that were derived from available market information including the current market activity of our publicly‑traded notes and bank debt, trends in investor demand and market values of comparable publicly‑traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual. At December 27, 2015, and December 28, 2014, the estimated fair value of long‑term debt was $729.8 million and $994.8 million, respectively. At December 27, 2015, and December 28, 2014, the carrying value of long‑term debt was $905.4 million and $1.0 billion, respectively.

Pension plan. As of December 27, 2015, and December 28, 2014, we had assets related to our qualified defined benefit pension plan measured at fair value. The required disclosures regarding such assets are presented in Note 7.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non‑financial assets measured at fair value on a nonrecurring basis in the accompanying consolidated balance sheet as of December 27, 2015, were assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these were measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include our expected cash flows and discount rate that we estimate market participants would seek for bearing the risk associated with such assets.

Accumulated other comprehensive loss

We record changes in our net assets from non‑owner sources in our consolidated statements of stockholders’ equity. Such changes relate primarily to valuing our pension liabilities, net of tax effects.

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 29, 2013	$(296,669)	$(8,232)	$(304,901)
Other comprehensive income (loss) before reclassifications	—	(819)	(819)
Amounts reclassified from AOCL	(110,883)	—	(110,883)
Other comprehensive income (loss)	(110,883)	(819)	(111,702)
Balance at December 28, 2014	$(407,552)	$(9,051)	$(416,603)
Other comprehensive income (loss) before reclassifications	—	(801)	(801)
Amounts reclassified from AOCL	(4,404)	—	(4,404)
Other comprehensive income (loss)	(4,404)	(801)	(5,205)
Balance at December 27, 2015	$(411,956)	$(9,852)	$(421,808)

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

	Amount Reclassified from AOCL (in thousands)
	Year Ended	Year Ended
	December 27,	December 28,	Affected Line in the
AOCL Component	2015	2014	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$(7,340)	$(184,805)	Compensation
	2,936	73,922	Provision (benefit) for income taxes
	$(4,404)	$(110,883)	Net of tax

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

	Years Ended
	December 27,	December 28,	December 29,
(shares in thousands)	2015	2014	2013
Anti-dilutive stock options	5,173	1,519	4,941

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. It is effective for us for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnotes disclosures in certain circumstances. It is effective for us for annual and interim periods beginning on or after December 15, 2016, with early adoption permitted. We do not believe the adoption of this guidance will have an impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810); Amendments to the Consolidated Analysis,” which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for us for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We do not believe the adoption of this guidance will have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for service contracts. It is effective for us for interim and annual reporting periods beginning after December 15, 2015. We do not believe the adoption of this guidance will have an impact on our consolidated financial statements.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” It is effective for us for interim and annual reporting periods beginning after December 15, 2016. The standard should be applied prospectively with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for us for interim and annual reporting periods beginning after December 15, 2017. We do not believe the adoption of this guidance will have an impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Accounting Standards Codification 842 (“ASC 842”)) and it replaces the existing guidance in ASC 840, “Leases.”  ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. It is effective for us for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raised the threshold for a disposal to qualify as a discontinued operation and required new disclosures of both discontinued operations and certain other disposals that did not meet the definition of a discontinued operation. This guidance was effective for us at the beginning of 2015.

In April 2015 the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which amended existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of deferred charges. It was effective for us for annual and interim periods beginning on or after December 15, 2015, however early adoption was permitted. In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. We early adopted these standards retrospectively and elected to present the debt issuance costs related to our line-of credit arrangement, combined with the other debt issuance costs on our term loan debt, as a reduction in long-term debt. As of December 28, 2014, we reclassified unamortized debt issuance costs of $12.1 million from other assets to a reduction in long-term debt on the consolidated balance sheet.

In April 2015 the FASB issued ASU No. 2015-04, "Compensation – Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets," which provided practical expedient, which permitted a reporting entity with a fiscal year-end that does not coincide with a month-end, to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. It is effective for us for interim and annual reporting periods beginning after December 15, 2015, with early application permitted. We early adopted this standard and it did not have a material impact on our consolidated financial statements.

In November 2015 the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. It was effective for us for interim and annual reporting periods beginning

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

after December 15, 2015, with early adoption permitted. We early adopted this standard retrospectively, and reclassified our current deferred income taxes to net them with noncurrent deferred income taxes for all periods presented. As of December 28, 2014, we reclassified deferred income taxes of $1.1 million from current assets to a reduction in deferred income taxes in noncurrent liabilities on the consolidated balance sheet.

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

The following table summarizes the financial information for the Anchorage’s operations for 2014 and 2013:

	Year Ended
	December 28,	December 29,
(in thousands)	2014	2013
Revenues	$9,071	$27,389
Loss from discontinued operations, before taxes	$(203)	$3,956
Income tax benefit	251	1,597
Loss from discontinued operations, net of tax, before loss on sale	$(454)	$2,359

Gain (loss) on sale of discontinued operations	$5,391	$—
Income tax provision	6,925	—
Loss on sale of discontinued operations, net of tax	(1,534)	—
Loss from discontinued operations, net of tax	$(1,988)	$2,359

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

Our ownership interest and investment in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	December 27,	December 28,
Company	Interest	2015	2014
CareerBuilder, LLC	15.0	$230,170	$226,965
Other	Various	3,368	3,508
		$233,538	$230,473

Classified Ventures, LLC

On April 1, 2014, Classified Ventures, LLC (“Classified Ventures”) sold its Apartments.com business for $585 million. Accordingly, during 2014, we recorded our share of the net gain of $144.2 million, before taxes, as gains related to equity investments in our consolidated statements of operations. On April 1, 2014, we received a cash distribution of $146.9 million from Classified Ventures, which is equal to our share of the net proceeds.

On October 1, 2014, we, along with Tribune Media Company, Graham Holdings Company and A. H. Belo Corporation (the “Selling Partners”) sold all of the Selling Partners’ ownership interests in Classified Ventures to TEGNA, Inc. (formerly Gannett Co., Inc.) for a price that valued Classified Ventures at $2.5 billion. We recorded gain on sale of our ownership interest in Classified Ventures of $559.3 million, before taxes, during the fourth quarter of 2014. Our portion of the cash proceeds, net of transaction costs, was $631.8 million. Pursuant to the sale agreement, $25.6 million of net proceeds was being held in escrow until October 1, 2015. On October 1, 2014, we received our portion of the net cash proceeds, less the escrow amount, of $606.2 million. Upon the closing of the transaction, we entered into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets.

In the fourth quarter of 2015, we received the $25.6 million escrow balance from the escrow account.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

During the first quarter of 2015, we received $0.6 million from Classified Ventures as a result of the final working capital adjustment from our sale of Classified Ventures in the fourth quarter of 2014. In addition, in April 2015, we received a final cash distribution of $7.5 million from Classified Ventures. Both of these transactions were recorded as gains related to equity investments during 2015, because the company has no continuing ownership interest in Classified Ventures (see above).

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

During 2015 and 2014, we recorded write‑downs of $8.2 million and $7.8 million, respectively, which reduced our equity income in unconsolidated companies, net, in the consolidated statements of operations. The write-down in 2015 was primarily related to CareerBuilder, LLC, which recorded a non-cash, goodwill impairment charge related to their international reporting unit in the fourth quarter of 2015. Our portion of that impairment charge was $7.5 million. The write-down in 2014 was primarily our interest in the Ponderay Newsprint Company.

We received dividends and other equity distributions from our investments in unconsolidated companies as follows:

	Years Ended
	December 27,	December 28,
(in thousands)	2015	2014
CareerBuilder, LLC	$7,500	$6,750
Other	7,460	155,576
	$14,960	$162,326

For 2015, the $15.0 million in total distributions from our equity investments included $7.5 million from CareerBuilder LLC, which represented a return on investment and was recorded as an operating activity, and the $7.5 million from Classified Ventures (see above) was considered a return of investment because there were no cumulative earnings from the investee and, therefore, was treated as an investing activity on our consolidated statements of cash flows.

For 2014, the $162.3 million in total distributions from our equity investments included $160.7 million, which represented a return on investment, was shown as an operating activity, and the remaining $1.6 million, which exceeded the cumulative earnings from an investee and was considered a return of investment and therefore was treated as an investing activity in our consolidated statements of cash flows.

We have a 27% general partnership interest in Ponderay Newsprint Company (“Ponderay”) and we purchased some of our newsprint supply from Ponderay during 2015, 2014 and 2013. Our investment in Ponderay is zero as a result of a write off in 2014 and accumulative losses exceeding our carrying value. No future income or losses from Ponderay will be recorded until our carrying value on our balance sheet is restored through future earnings by Ponderay.

We have a 49.5% ownership interest in The Seattle Times Company (“STC”). Our investment in STC is zero as a result of accumulative losses in previous years exceeding our carrying value. No future income or losses from STC will be recorded until our carrying value on our balance sheet is restored through future earnings by STC.

We also incurred expenses related to the purchase of products and services provided by these companies. We purchase newsprint from Ponderay and we incur wholesale fees from CareerBuilder, LLC for the uploading and hosting of online advertising on behalf of our newspapers’ advertisers. We record these expenses for CareerBuilder, LLC as a reduction to the associated digital classified advertising revenues and expenses related to Ponderay are recorded in operating expenses. The following table summarizes expenses incurred for products and services provided by unconsolidated companies:

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

	Years Ended
	December 27,	December 28,	December 29,
(in thousands)	2015	2014	2013
CareerBuilder, LLC	$1,001	$1,024	$1,109
Ponderay (general partnership)	8,200	10,433	16,313

As of December 27, 2015, and December 28, 2014, we had approximately $1.0 million and $1.5 million, respectively, payable collectively to CareerBuilder, LLC and Ponderay.

The tables below present the summarized financial information, as provided to us by these investees, for our investments in unconsolidated companies on a combined basis:

	December 27,	December 28,
(in thousands)	2015	2014
Current assets	$365,993	$359,349
Noncurrent assets	540,629	577,837
Current liabilities	236,630	247,825
Noncurrent liabilities	228,209	180,764
Equity	441,783	508,597

	Year ended
	December 27,	December 28,	December 29,
(in thousands)	2015	2014	2013
Net revenues	$988,871	$1,368,593	$1,512,534
Gross profit	843,680	1,155,091	1,262,104
Operating income	38,561	146,809	231,952
Net income	39,143	151,519	247,441

4.  INTANGIBLE ASSETS AND GOODWILL

Changes in identifiable intangible assets and goodwill consisted of the following:

	December 28,	Acquired	Disposition	Impairment	Amortization	December 27,
(in thousands)	2014	Adjustment	Adjustment	Charges	Expense	2015
Intangible assets subject to amortization	$833,254	$—	$—	$—	$—	$833,254
Accumulated amortization	(615,378)	—	—	—	(48,357)	(663,735)
	217,876	—	—	—	(48,357)	169,519
Mastheads	193,039	—	—	(13,907)	—	179,132
Goodwill	996,115	—	—	(290,941)	—	705,174
Total	$1,407,030	$—	$—	$(304,848)	$(48,357)	$1,053,825

	December 29,	Acquired	Disposition	Impairment	Amortization	December 28,
(in thousands)	2013	Adjustment	Adjustment	Charges	Expense	2014
Intangible assets subject to amortization	$835,461	$3,100	$(5,307)	$—	$—	$833,254
Accumulated amortization	(567,737)	—	5,307	—	(52,948)	(615,378)
	267,724	3,100	—	—	(52,948)	217,876
Mastheads	198,242	—	—	(5,203)	—	193,039
Goodwill	1,013,002	—	(16,887)	—	—	996,115
Total	$1,478,968	$3,100	$(16,887)	$(5,203)	$(52,948)	$1,407,030

During the quarter ended June 28, 2015, we performed interim tests of impairment of goodwill and intangible newspaper mastheads due to the continuing challenging business conditions and the resulting weakness in our stock price. The fair

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

values of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the present value of expected future cash flows, using estimates, judgments and assumptions (see Note 1) that we believe were appropriate in the circumstances. As a result, we recorded an impairment charge related to goodwill of $290.9 million and an intangible newspaper masthead impairment charge of $9.5 million in the quarter ended June 28, 2015, which were recorded in the goodwill and other asset impairments line item on our consolidated statements of operations. In addition, based on our annual impairment testing of goodwill and intangible newspaper mastheads at December 27, 2015, we recorded an additional $4.4 million in masthead impairments, which was recorded in the goodwill and other asset impairment line item on our consolidated statements of operations.

Based on our annual impairment testing of goodwill and intangible newspaper mastheads at December 28, 2014, we recorded $5.2 million in masthead impairments, which was recorded in the goodwill and other asset impairment line item on our consolidated statements of operations.

During 2014, we sold Anchorage, resulting in the removal of the applicable intangible assets subject to amortization, accumulated amortization and goodwill from our consolidated balance sheet. In addition, in 2014 we acquired an intangible asset related to an agreement we entered into with MCT under which we will receive MCT newswire content, at no cost, over approximately 10 years.

Accumulated changes in indefinite lived intangible assets and goodwill as of December 27, 2015, and December 28, 2014, consisted of the following:

	December 27, 2015			December 28, 2014
	Original Gross	Accumulated	Carrying	Original Gross	Accumulated	Carrying
(in thousands)	Amount	Impairment	Amount	Amount	Impairment	Amount
Mastheads	$683,000	$(503,868)	$179,132	$683,000	$(489,961)	$193,039
Goodwill	3,571,111	(2,865,937)	705,174	3,571,111	(2,574,996)	996,115
Total	$4,254,111	$(3,369,805)	$884,306	$4,254,111	$(3,064,957)	$1,189,154

Amortization expense was $48.4 million, $52.9 million and $57.2 million in 2015, 2014 and 2013, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2016	$47,986
2017	48,907
2018	47,275
2019	23,769
2020	418

5.  LONG‑TERM DEBT

All of our long‑term debt is in fixed rate obligations. As of December 27, 2015, and December 28, 2014, our outstanding long‑term debt consisted of senior secured notes and unsecured notes. They are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $31.9 million and $37.6 million as of December 27, 2015, and December 28, 2014, respectively. The unamortized discounts resulted from recording assumed liabilities at fair value during a 2006 acquisition.

The face values of the notes, as well as the carrying values are as follows:

Face Value at	Carrying Value
December 27,	December 27,	December 28,

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

(in thousands)	2015	2015	2014
Notes:
9.00% senior secured notes due in 2022	$516,415	$506,571	$543,640
5.750% notes due in 2017	55,442	54,551	108,489
7.150% debentures due in 2027	89,188	84,469	84,076
6.875% debentures due in 2029	276,230	259,834	258,607
Long-term debt	$937,275	$905,425	$994,812

Debt Repurchases and Extinguishment of Debt

During the year ended December 27, 2015, we repurchased a total of $95.2 million of notes through privately negotiated transactions, as follows:

(in thousands)	Face Value
9.00% senior secured notes due in 2022	$39,370
5.750% notes due in 2017	55,857
Total notes repurchased	$95,227

We recorded a gain on extinguishment of debt of $1.2 million in 2015, and we recorded a loss on extinguishment of debt of $72.8 million and $13.6 million in 2014 and 2013, respectively.

During 2015, we repurchased $95.2 million aggregate principal of outstanding notes in privately negotiated transactions. We repurchased these notes at either par or at a price lower than par value, which was partially offset by the write-off of historical discounts and unamortized issuance costs related to these notes, as applicable, which resulted in a net gain on extinguishment of debt of $1.2 million in 2015.

During 2014, we repurchased $494.2 million aggregate principal amount of various series of our outstanding notes. We repurchased these notes at a price higher than par value and wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $72.8 million in 2014. During 2013, we redeemed or repurchased $155.9 million aggregate principal amount of various series of our outstanding notes. We redeemed or repurchased these notes at a price higher than par value, and wrote off historical discounts and unamortized issuance costs related to these notes, which resulted in a loss on extinguishment of debt of $13.6 million in 2013.

Credit Agreement

Our Third Amended and Restated Credit Agreement, dated as of December 18, 2012, and as amended on October 21, 2014, (“Credit Agreement”) is secured by a first-priority security interest in certain of our assets as described below. The Credit Agreement, among other things, provides for commitments of $65 million and a maturity date of December 18, 2019. On October 21, 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of the LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

As of December 27, 2015, there were $33.0 million face amount of letters of credit outstanding under the LC Agreement and no amounts drawn under the Credit Agreement. The amounts of standby letters of credit declined to $31.0 million in January 2016.

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

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

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that includes, but is not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any PP&E, leasehold interests and improvements with respect to such PP&E which would be reflected on our consolidated balance sheets or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

Under the Credit Agreement, we are required to comply with a maximum consolidated total leverage ratio measured on a quarterly basis. As of December 27, 2015, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00. For purposes of the consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20 million. As of December 27, 2015, we were in compliance with all financial debt covenants.

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

Maturities

The following table presents the approximate annual maturities of outstanding long‑term debt as of December 27, 2015, based upon our required payments, for the next five years and thereafter:

Payments
Year	(in thousands)
2016	$—
2017	55,442
2018	—
2019	—
2020	—
Thereafter	881,833
Debt principal	$937,275

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

6.  INCOME TAXES

Income tax provision (benefit) consisted of:

	Years Ended
	December 27,	December 28,	December 29,
(in thousands)	2015	2014	2013
Current:
Federal	$13,317	$233,247	$16,100
State	(2,027)	30,216	5,108
Deferred:
Federal	(17,642)	(29,182)	(7,262)
State	(5,445)	(3,051)	(2,287)
Income tax provision (benefit)	$(11,797)	$231,230	$11,659

The effective tax rate expense (benefit) and the statutory federal income tax rate are reconciled as follows:

	Years Ended
	December 27,	December 28,	December 29,
(in thousands)	2015	2014	2013
Statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	(2.1)	3.0	12.3
Changes in estimates	0.1	—	—
Changes in unrecognized tax benefits	0.3	—	(6.0)
Settlements	—	(0.1)	(1.5)
Other	—	0.1	3.1
Goodwill impairment	32.5	—	—
Stock compensation	0.4	0.1	(1.4)
Effective tax rate	(3.8)%	38.1%	41.5%

The components of deferred tax assets and liabilities consisted of the following:

	December 27,	December 28,
(in thousands)	2015	2014
Deferred tax assets:
Compensation benefits	$233,101	$248,585
State taxes	3,586	6,061
State loss carryovers	2,877	2,266
Other	3,765	4,508
Total deferred tax assets	243,329	261,420
Valuation allowance	(2,877)	(2,265)
Net deferred tax assets	240,452	259,155
Deferred tax liabilities:
Depreciation and amortization	160,752	195,616
Investments in unconsolidated subsidiaries	50,434	52,711
Debt discount	8,301	9,618
Deferred gain on debt	19,653	26,318
Total deferred tax liabilities	239,140	284,263
Net deferred tax (assets) liabilities	$(1,312)	$25,108

The valuation allowance relates to state net operating loss and capital loss carryovers, and increased by $0.6 million in 2015 and decreased by $1.5 million in 2014.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

As of December 27, 2015, we have net operating loss carryforwards in various states totaling approximately $196.5 million. The net operating losses carryforwards expire in various years between 2024 and 2035 if not used.

As of December 27, 2015, we had approximately $18.1 million of long‑term liabilities relating to uncertain tax positions consisting of approximately $15.6 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $2.5 million in gross accrued interest and penalties. If recognized, approximately $8.1 million of the net unrecognized tax benefits would impact the effective tax rate, with the remainder impacting other accounts, primarily deferred taxes. It is reasonably possible that a reduction of up to $1.1 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of statutes of limitations.

We record interest on unrecognized tax benefits as a component of interest expense, while penalties are recorded as part of income tax expense.  Related to the unrecognized tax benefits noted below, we recorded interest expense (benefit), of ($0.3) million,  $0.1 million and ($0.7) million for 2015,  2014 and 2013, respectively.  We also recorded penalty expense (benefit) of $0.1 million and ($0.1) million during 2015 and 2014, respectively.  During 2013, our recorded penalty expense was immaterial. Accrued interest and penalties at December 27, 2015,  December 28, 2014, and December 29, 2013, were approximately $2.5 million, $2.7 million and $2.7 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits consists of the following:

	Years Ended
	December 27,	December 28,	December 29,
(in thousands)	2015	2014	2013
Balance at beginning of fiscal year	$13,046	$12,889	$8,649
Increases based on tax positions in prior year	4,433	1	7,631
Decreases based on tax positions in prior year	—	(363)	(935)
Increases based on tax positions in current year	1,435	1,357	1,386
Settlements	—	(49)	(259)
Lapse of statute of limitations	(3,293)	(789)	(3,583)
Balance at end of fiscal year	$15,621	$13,046	$12,889

As of December 27, 2015, the following tax years and related taxing jurisdictions were open:

	Open	Years Under
Taxing Jurisdiction	Tax Year	Exam
Federal	2012-2015	2013
California	2011-2015	—
Other States	2006-2015	2011-2014

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

We also have a limited number of supplemental retirement plans to provide key employees hired prior to March 31, 2009, with additional retirement benefits. These plans are funded on a pay‑as‑you‑go basis and the accrued pension obligation is largely included in other long‑term obligations. We paid $8.5 million, $8.5 million and $8.3 million in 2015, 2014 and 2013, respectively, for these plans. We also provide or subsidize certain life insurance benefits for employees.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

The following tables provide reconciliations of the pension and post‑ retirement benefit plans’ benefit obligations, fair value of assets and funded status as of December 27, 2015, and December 28, 2014:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning of year	$2,051,907	$1,849,321	$10,602	$12,586
Service cost	11,680	8,030	—	—
Interest cost	84,994	91,004	368	514
Plan participants’ contributions	—	—	35	267
Actuarial (gain)/loss	(101,952)	213,176	(87)	467
Gross benefits paid	(103,062)	(101,441)	(1,035)	(1,611)
Plan amendment	—	—	—	(1,621)
Administrative expenses	(12,247)	(8,183)	—	—
Benefit obligation, end of year	$1,931,320	$2,051,907	$9,883	$10,602

	Pension Benefits		Post-retirement Benefits
(in thousands)	2015	2014	2015	2014
Change in Plan Assets
Fair value of plan assets, beginning of year	$1,478,686	$1,432,695	$—	$—
Actual return on plan assets	(22,307)	122,133	—	—
Employer contribution	8,533	33,482	1,000	1,344
Plan participants’ contributions	—	—	35	267
Gross benefits paid	(103,062)	(101,441)	(1,035)	(1,611)
Administrative expenses	(12,247)	(8,183)	—	—
Fair value of plan assets, end of year	$1,349,603	$1,478,686	$—	$—

	Pension Benefits		Post-retirement Benefits
(in thousands)	2015	2014	2015	2014
Funded Status
Fair value of plan assets	$1,349,603	$1,478,686	$—	$—
Benefit obligations	(1,931,320)	(2,051,907)	(9,883)	(10,602)
Funded status and amount recognized, end of year	$(581,717)	$(573,221)	$(9,883)	$(10,602)

Amounts recognized in the consolidated balance sheets at December 27, 2015, and December 28, 2014, consists of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2015	2014	2015	2014
Current liability	$(8,450)	$(8,529)	$(1,298)	$(1,270)
Noncurrent liability	(573,267)	(564,692)	(8,585)	(9,332)
	$(581,717)	$(573,221)	$(9,883)	$(10,602)

Amounts recognized in accumulated other comprehensive income for the years ended December 27, 2015, and December 28, 2014, consist of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2015	2014	2015	2014
Net actuarial loss/(gain)	$705,853	$701,408	$(8,568)	$(9,385)
Prior service cost/(credit)	—	—	(10,690)	(12,768)
	$705,853	$701,408	$(19,258)	$(22,153)

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

The elements of retirement and post‑retirement costs are as follows:

	Years Ended
	December 27,	December 28,	December 29,
(in thousands)	2015	2014	2013
Pension plans:
Service Cost	$11,680	$8,030	$5,545
Interest Cost	84,994	91,004	84,596
Expected return on plan assets	(106,283)	(107,460)	(101,053)
Prior service cost amortization	—	12	14
Actuarial loss	22,194	16,009	25,557
Net pension expense	12,585	7,595	14,659
Net post-retirement benefit credit	(2,614)	(2,963)	(2,497)
Net retirement expenses	$9,971	$4,632	$12,162

Our discount rate was determined by matching a portfolio of long‑term, non‑callable, high-quality bonds to the plans’ projected cash flows.

Weighted average assumptions used for valuing benefit obligations were:

	Pension Benefit		Post-retirement
	Obligations		Obligations
	2015	2014	2015	2014
Discount rate	4.71%	4.24%	4.21%	3.69%

Weighted average assumptions used in calculating expense:

	Pension Benefit Expense			Post-retirement Expense
	December 27,	December 28,	December 29,	December 27,	December 28,	December 29,
	2015	2014	2013	2015	2014	2013
Expected long-term return on plan assets	7.75%	8.00%	8.00%	N/A	N/A	N/A
Discount rate	4.24%	5.01%	4.17%	3.69%	4.36%	3.39%

Contributions and Cash Flows

We did not have a required cash minimum contribution to the Pension Plan in 2015 and made no voluntary contributions. In 2014 and 2013, we contributed $25 million and $7.6 million, respectively, of cash to the Pension Plan.

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan and we entered into leases for the contributed properties. We expected our required pension contribution under the Employee Retirement Income Security Act to be approximately $2.0 million in 2016, and the contribution of real property will exceed our required pension contribution for 2016. The contribution and leaseback of these properties in 2016 will be treated as a financing transaction and, accordingly, we will continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions until the termination of the individual leases on those properties. At the time of our contribution, our pension obligation was reduced and a financing obligation will be recorded. The financing obligation will be reduced by a portion of the lease payments made to the Pension Plan each month. The balance of this obligation at December 27, 2015, was $32.4 million and relates to certain real properties that were contributed to the Pension Plan in 2011.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

Expected benefit payments to retirees under our retirement and post‑retirement plans over the next 10 years are summarized below:

	Retirement	Post-retirement
(in thousands)	Plans (1)	Plans
2016	$101,524	$1,297
2017	104,592	1,198
2018	107,158	1,105
2019	112,402	1,026
2020	113,173	942
2021-2025	612,003	3,567
Total	$1,150,852	$9,135

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

As of December 27, 2015, and December 28, 2014, the target allocations for the Pension Plan assets were 61% equity securities, 33% debt securities and 6% real estate securities.

The table below summarizes the Pension Plan’s financial instruments that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above, as of the year ended December 27, 2015:

	2015
	Plan Assets
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$844	$—	$—	$844
Mutual funds	436,316	—	—	436,316
Corporate debt instruments	—	112	—	112
Common collective trusts	—	845,686	—	845,686
Real estate	—	—	50,360	50,360
Private equity funds	—	—	7,282	7,282
Total	$437,160	$845,798	$57,642	$1,340,600
Pending trades				9,003
				$1,349,603

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

The table below summarizes changes in the fair value of the Pension Plan’s Level 3 investment assets held for the year ended December 27, 2015:

(in thousands)	Real Estate	Private Equity	Total
Beginning Balance, December 28, 2014	$47,579	$6,636	$54,215
Purchases, issuances, sales, settlements	—	—	—
Realized gains (losses)	2,479	—	2,479
Transfer in or out of level 3	(3,936)	—	(3,936)
Unrealized gains (losses)	4,238	646	4,884
Ending Balance, December 27, 2015	$50,360	$7,282	$57,642

The table below summarizes the Pension Plan’s financial instruments that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above, as of the year ended December 28, 2014:

	2014
	Plan Assets
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,068	$—	$—	$1,068
Mutual funds	485,488	—	—	485,488
Corporate debt instruments	—	106	—	106
Common collective trusts	—	937,809	—	937,809
Real estate	—	—	47,579	47,579
Private equity funds	—	—	6,636	6,636
Total	$486,556	$937,915	$54,215	$1,478,686

The table below summarizes changes in the fair value of the Pension Plan’s Level 3 investment assets held for the year ended December 28, 2014:

(in thousands)	Real Estate	Private Equity (1)	Total
Beginning Balance, December 29, 2013	$52,265	$7,167	$59,432
Purchases, issuances, sales, settlements	(3,312)	—	(3,312)
Realized gains	3,973	(16,153)	(12,180)
Transfer in or out of level 3	(3,973)	(483)	(4,456)
Unrealized gains	(1,374)	16,105	14,731
Ending Balance, December 28, 2014	$47,579	$6,636	$54,215

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

Real estate.  On January 13, 2011, we contributed Company‑owned real property from seven locations to our Pension Plan. The Pension Plan obtained independent appraisals of the property, and based on these appraisals, the Pension Plan recorded the contribution at fair value on January 13, 2011. The properties are leased by us for our newspaper operations. The properties are managed on behalf of the Pension Plan by an independent fiduciary, and the terms of the leases between us and the Pension Plan were negotiated with the fiduciary. The property was valued by independent appraisals conducted under the direction of the independent fiduciary. Certain properties have been sold by the Pension Plan and others may be sold by the Pension Plan in the future.

Private equity funds.  Private equity funds represent investments in limited partnerships, which invest in start‑up or other private companies. Fair value was estimated based on valuations of comparable public companies, recent sales of comparable private and public companies and discounted cash flow analysis of portfolio companies.

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation. The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance. We suspended our matching contributions to the 401(k) plan in 2009 and as of December 27, 2015, we have not reinstated that benefit.

8.  CASH FLOW INFORMATION

Cash paid during the 2015, 2014 and 2013 for interest and income taxes were:

	Year Ended
	December 27,	December 28,	December 29,
(in thousands)	2015	2014	2013
Interest paid (net of amount capitalized)	$80,514	$121,375	$127,257
Income taxes paid (net of refunds)	207,043	77,622	21,019

The income tax payments in 2015 were primarily related to the gain on the sale of Classified Venture, LLC (previously owned equity investment) in the fourth quarter 2014, offset by the net of tax losses on bonds repurchased in the fourth quarter of 2014.

Other non-cash investing activities from continuing operations, related to the recognition of an intangible asset during 2014, was $3.1 million.

We had $0.5 million, $1.3 million and $0.2 million of non‑cash financing activities related to purchases of PP&E on credit as of the end of 2015, 2014 and 2013, respectively.

As of December 29, 2013, other non‑cash financing activities included the release of $238.1 million for the financing obligation related to the Miami property transaction because we no longer have a continuing involvement with the Miami property that was sold. As of December 29, 2013, other non‑cash investing activities included the release of $227.7 million from PP&E, which also relates to the conclusion of the Miami property transaction.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

9.  COMMITMENTS AND CONTINGENCIES

We have certain other obligations for various contractual agreements that secure future rights to goods and services to be used in the normal course of operations. These include purchase commitments for printing outsource agreements, planned capital expenditures, lease commitments and self‑ insurance obligations.

The following table summarizes our minimum annual contractual obligations as of December 27, 2015:

	Payments Due By Period
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Purchase obligations (1)	$19,364	$10,035	$6,669	$5,829	$5,031	$23,581	$70,509
Operating leases (2)
Lease obligations	11,467	10,146	8,819	7,122	5,219	24,735	67,508
Sublease income	(3,336)	(2,342)	(1,441)	(1,028)	(611)	(1,748)	(10,506)
Net lease obligation	8,131	7,804	7,378	6,094	4,608	22,987	57,002
Workers’ compensation obligations (3)	3,599	2,425	1,822	1,356	1,045	6,361	16,608
Total (4)	$31,094	$20,264	$15,869	$13,279	$10,684	$52,929	$144,119

(1)	Represents our purchase obligations primarily related to printing outsource agreements and capital expenditures for property, plant and equipment expiring at various dates through 2028.
(2)

Represents minimum rental commitments under operating leases with non‑cancelable terms in excess of one year and sublease income from leased space. We rent certain facilities and equipment under operating leases expiring at various dates through 2028. Total rental expense, included in other operating expenses, from continuing operations amounted to $11.6 million, $12.5 million and $11.2 million in 2015, 2014 and 2013, respectively. Most of the leases provide that we pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses. We sublease office space to other companies under noncancellable agreements that expire at various dates through 2024. Sublease income from operating leases totaled $4.6 million, $2.2 million and $3.9 million in 2015, 2014 and 2013, respectively.

(3)

Represents the expected insurance payments of undiscounted ultimate losses, net of estimated insurance recoveries of approximately $3.2 million, and was based on our historical payment patterns. We retain the risk for workers’ compensation resulting from uninsured deductibles per accident or occurrence that are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. For the year ended December 27, 2015, we compiled our historical data pertaining to the self‑insurance experiences and actuarially developed the ultimate loss associated with our self‑insurance programs for workers’ compensation liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs. The undiscounted ultimate losses of all our self‑insurance reserves related to our workers’ compensation liabilities, net of insurance recoveries at December 27, 2015, and December 28, 2014, were $16.6 million and $18.0 million, respectively. We discount the net amount above to present value using an approximate risk‑free rate over the average life of our insurance claims. For the years ended December 27, 2015, and December 28, 2014, the discount rate used was 1.8% and 2.0%, respectively. The present value of all self‑insurance reserves, net of estimated insurance recoveries, for our workers’ compensation liability recorded at December 27, 2015, and December 28, 2014, was $15.3 million and $17.5 million, respectively.

Legal Proceedings and other contingent claims

In December 2008, carriers of The Fresno Bee filed a purported class action lawsuit against us and The Fresno Bee in the Superior Court of the State of California in Fresno County captioned Becerra v. The McClatchy Company (“Fresno case”) alleging that the carriers were misclassified as independent contractors and seeking mileage reimbursement. In February 2009, a substantially similar lawsuit, Sawin v. The McClatchy Company, involving similar allegations was filed by carriers of The Sacramento Bee (“Sacramento case”) in the Superior Court of the State of California in Sacramento County. Both courts have certified the class in these cases.  The class consists of roughly 5,000 carriers in the Sacramento case and 3,500

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

carriers in the Fresno case. The plaintiffs in both cases are seeking unspecified restitution for mileage reimbursement. With respect to the Sacramento case, in September 2013, all wage and hour claims were dismissed and the only remaining claim is an equitable claim for mileage reimbursement under the California Civil Code.  In the Fresno case, in March 2014, all wage and hour claims were dismissed and the only remaining claim is an equitable claim for mileage reimbursement under the California Civil Code.

The court in the Sacramento case has trifurcated the trial into three separate phases: the first phase addressed independent contractor status, the second phase will address liability, if any, and the third phase will address restitution, if any. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors. We objected to the tentative decision but the court ultimately adopted it as final. The court has not yet established a date for the second and third phases of trial concerning whether The Sacramento Bee is liable to the carriers in the class for mileage reimbursement or owes any restitution.

The court in the Fresno case has bifurcated the trial into two separate phases: the first phase addressed independent contractor status and liability for mileage reimbursement and the second phase will address restitution, if any. The first phase of the Fresno case began in the fourth quarter of 2014 and concluded in late March 2015. The parties are awaiting a ruling on the first phase.

We are defending these actions vigorously and expect that we will ultimately prevail. As a result, we have not established a reserve in connection with the cases. While we believe that a material impact on our consolidated financial position, results of operations or cash flows from these claims is unlikely, given the inherent uncertainty of litigation, a possibility exists that future adverse rulings or unfavorable developments could result in future charges that could have a material impact. We have and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and make appropriate adjustments to such estimates based on experience and developments in litigation.

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

As of December 27, 2015, we had $33.0 million of standby letters of credit secured under the LC Agreement (see Note 5 for further discussion).

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

Class B Common Stock is convertible at the option of the holder into Class A Common Stock on a share‑for‑share basis. During 2015, 154,000 Class B Common Shares were converted to Class A Common Shares at the request of a holder.

The holders of shares of Class B Common Stock are parties to an agreement, the intent of which is to preserve control of the Company by the McClatchy family. Under the terms of the agreement, the Class B shareholders have agreed to restrict

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

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

In April 2015, our Board of Directors authorized a new share repurchase program for the repurchase of up to $7.0 million of our Class A Common Stock through December 31, 2016. This program was further amended in August 2015 to authorize a total of up to $15.0 million to repurchase shares. The shares are to be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. As of December 27, 2015, we have repurchased approximately 6.1 million shares at a weighted average price of $1.28 per share, or $7.8 million of the total buyback approved.

Stock Plans

During 2015, we had two stock‑based compensation plans, which are described below.

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

Stock Plans Activity

In both 2015 and 2014, we granted 15,000 shares of Class A Common Stock to each non‑employee director, resulting in the issuance of 150,000 shares from the 2012 Plan in each year. In 2013, we granted 15,000 shares of Class A Common Stock to each non-employee director, resulting in the issuance of 165,000 shares from the 2012 Plan.

We granted restricted stock units (“RSUs”) at fair market value on the date of grant to certain key employees from the 2012 Plan as summarized below. The RSUs generally vest three years after grant date but terms of each grant are at the discretion of the compensation committee of the board of directors.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

The following table summarizes the RSUs stock activity:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 30, 2012	1,102,000	$2.98
Granted	483,150	$2.46
Vested	(320,000)	$4.08
Forfeited	(33,500)	$2.48
Nonvested — December 29, 2013	1,231,650	$2.50
Granted	856,950	$4.61
Vested	(717,150)	$2.92
Forfeited	(41,900)	$2.93
Nonvested — December 28, 2014	1,329,550	$3.62
Granted	1,365,300	$2.28
Vested	(970,000)	$2.85
Forfeited	(186,050)	$3.08
Nonvested — December 27, 2015	1,538,800	$2.98

As of December 27, 2015, the total fair value of the RSUs that vested during the period was $1.6 million. As of December 27, 2015, there were $3.0 million of unrecognized compensation costs for nonvested RSUs, which are expected to be recognized over 1.8 years.

When SARs are granted they are granted at fair market value on the date of grant to certain key employees from the 2012 Plan. The SARs generally vest four years after grant date but terms of each grant is at the discretion of the compensation committee of the board of directors.

Outstanding options and SARs are summarized as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 30, 2012	6,194,500	$11.45	$1,846
Granted	775,000	$2.46
Exercised	(545,750)	$1.72	$847
Forfeited	(58,500)	$3.30
Expired	(254,750)	$48.97
Outstanding December 29, 2013	6,110,500	$9.69	$2,384
Exercised	(1,678,250)	$2.86	$3,138
Forfeited	(67,250)	$3.38
Expired	(516,250)	$35.74
Outstanding December 28, 2014	3,848,750	$9.28	$1,542
Forfeited	(68,750)	$2.61
Expired	(578,750)	$20.76
Outstanding December 27, 2015	3,201,250	$7.35	$—
Vested and Expected to Vest December 27, 2015	3,179,366	$8.09	$—
Options exercisable:
December 29, 2013	3,983,875		$1,306
December 28, 2014	2,719,750		$716
December 27, 2015	2,774,125		$—

As of December 27, 2015, there were $0.3 million of unrecognized compensation costs related to options and SARs granted under our plans. The cost is expected to be recognized over a weighted average period of 1.1 years.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

The following tables summarize information about stock options and SARs outstanding in the stock plans at December 27, 2015:

		Average
		Remaining	Weighted		Weighted
Range of Exercise	Options/SARs	Contractual	Average	Options/SARs	Average
Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$1.70 – $9.07	2,426,250	4.70	$3.06	1,999,125	$3.17
$9.73 – $35.94	574,000	1.91	$13.17	574,000	$13.17
$40.95 – $73.36	201,000	0.92	$42.48	201,000	$42.48
Total	3,201,250	3.96	$7.35	2,774,125	$8.09

The weighted average remaining contractual life of options exercisable at December 27, 2015, was 3.5 years. The weighted average remaining contractual life of options vested and expected to vest at December 27, 2015, was 3.5 years.

The fair value of the stock options and SARs granted in 2013 were estimated on the date of grant using a Black‑Scholes option valuation model that used the assumptions noted in the following table. The expected life of the options represents the period of time that options granted were expected to be outstanding using the historical exercise behavior of employees. The expected dividend yield was based on historical dividends declared per year, giving consideration for any anticipated change and the estimated stock price over the expected life of the options based on historical experience. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life for shares granted. The risk‑free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. We did not grant any SARs in 2015 or 2014.

2013
Expected life in years	4.51
Dividend yield	NIL
Volatility	1.08
Risk-free interest rate	0.76%
Weighted average exercise price of options/SARs granted	$2.46
Weighted average fair value of options/SARs granted	$1.85

Stock‑Based Compensation

Total stock‑based compensation expense consisted of the following:

	Years Ended
	December 27,	December 29,	December 29,
(in thousands)	2015	2014	2013
Stock-based compensation expense	$3,178	$3,479	$3,481

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Our business is somewhat seasonal with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the holiday seasons. The first and third quarters are historically the slowest quarters for revenues and profits. Our quarterly results are summarized as follows:

	Quarters Ended
(in thousands, except per share	March 29,	June 28,	September 27,	December 27,
amounts)	2015	2015	2015	2015
Net revenues	$257,178	$262,360	$251,211	$285,825
Operating income (loss)	$(1,158)	$(288,966)	$8,389	$36,396
Income (loss) from continuing operations	$(11,346)	$(296,497)	$(1,149)	$8,830
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	$(11,346)	$(296,497)	$(1,149)	$8,830

Income (loss) from continuing operations per share - diluted	$(0.13)	$(3.39)	$(0.01)	$0.10
Income (loss) from discontinued operations per share - diluted	—	—	—	—
Net income (loss) per share - diluted	$(0.13)	$(3.39)	$(0.01)	$0.10

	Quarters Ended
(in thousands, except per share	March 30,	June 29,	September 28,	December 28,
amounts)	2014	2014	2014	2014
Net revenues	$276,171	$287,391	$272,899	$310,091
Operating income	$(4,698)	$27,307	$18,550	$41,164
Income (loss) from continuing operations	$(16,062)	$91,648	$(2,619)	$303,010
Income from discontinued operations	220	(1,699)	(141)	(368)
Net income (loss)	$(15,842)	$89,949	$(2,760)	$302,642

Income (loss) from continuing operations per share - diluted	$(0.18)	$1.03	$(0.03)	$3.45
Income from discontinued operations per share - diluted	—	(0.01)	—	(0.01)
Net income (loss) per share - diluted	$(0.18)	$1.02	$(0.03)	$3.44

The following are significant activities in 2015:

•	During the quarter ended June 28, 2015, we recognized a goodwill impairment charge of $290.9 million and masthead impairment charges of $9.5 million as described in Note 1 and Note 4.
•	During the quarter ended December 27, 2015, we recognized masthead impairment charges of $4.4 million as described in Note 1 and Note 4.

The following are significant activities in 2014:

•

During the quarter ended June 29, 2014, we recognized gains related to our sale of MCT for $1.7 million before taxes and from our portion of the sale of Apartments.com by Classified Ventures for $144.2 million before taxes as described in Note 3.

During the quarter ended December 28, 2014, we recognized a gain on the sale of our ownership interest in Classified Ventures for $559.3 million before taxes as described in Note 3, write-downs of certain equity investments for $7.8 million as described in Note 3, masthead impairment charges of $5.2 million as described in Note 1, and loss on extinguishment of debt of $72.8 million as described in Note 5.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 27, 2015,  DECEMBER 28, 2014, AND DECEMBER 29, 2013

12.  CONTRIBUTION OF REAL PROPERTY TO QUALIFIED DEFINED BENEFIT PLAN

On February 11, 2016,  we contributed company-owned real property from six locations to our Pension Plan. The Pension Plan obtained independent appraisals of the property, and based on these appraisals, recorded the contribution (the fair value of the property) at $47.1 million on February 11, 2016.

We have entered into leases for the contributed properties for 11 years at an aggregate annual rent of approximately $3.5 million and we expect to continue to use the properties in our newspaper operations at the six locations. The properties will be managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary.

The contribution and leaseback of the properties are treated as a financing transaction and accordingly, we will continue to depreciate the carrying value of the properties in our financial statements and no gain or loss is recognized. The $47.1 million will be recorded in financing obligations and will be reduced by a portion of lease payments made to the pension plan. The transaction will be recorded in the quarter ended March 27, 2016 and therefore the funded status of our qualified pension plan disclosed in Note 7 and elsewhere in these financial statements does not reflect this transaction.

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

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company’s internal control over financial reporting was effective as of December 27, 2015.

The McClatchy Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears in Item 8 – “Financial Statements and Supplementary Data.”

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 27, 2015.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 27, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 27, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 27, 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 27, 2015.

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
March 7, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. Talamantes Patrick J. Talamantes	President, Chief Executive Officer And Director (Principal Executive Officer)	March 7, 2016

/s/ R. Elaine Lintecum R. Elaine Lintecum	Vice President‑Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2016

/s/ Stephanie Shepherd Stephanie Shepherd	Controller (Principal Accounting Officer)	March 7, 2016

/s/ Kevin S. McClatchy Kevin S. McClatchy	Chairman of the Board	March 3, 2016

/s/ Elizabeth Ballantine Elizabeth Ballantine	Director	March 3, 2016

/s/ Leroy Barnes, Jr. Leroy Barnes, Jr.	Director	March 3, 2016

/s/ Molly Maloney Evangelisti Molly Maloney Evangelisti	Director	March 3, 2016

/s/ Kathleen Foley Feldstein Kathleen Foley Feldstein	Director	March 3, 2016

/s/ Craig I. Forman Craig I. Forman	Director	March 3, 2016

/s/ Brown McClatchy Maloney Brown McClatchy Maloney	Director	March 3, 2016

/s/ William B. McClatchy William B. McClatchy	Director	March 3, 2016

/s/ Clyde W. Ostler Clyde W. Ostler	Director	March 3, 2016

/s/ Frederick R. Ruiz Frederick R. Ruiz	Director	March 3, 2016

INDEX OF EXHIBITS

(Item 15 (a) 3.)

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date
3.1	The Company’s Restated Certificate of Incorporation, dated June 26, 2006	10‑Q	3.1	June 25, 2006
3.2	The Company’s Bylaws as amended and restated effective March 20, 2012	8‑K	3.1	March 22, 2012
10.1	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement	8‑K	10.3	September 30, 2008
10.2	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent	8‑K	10.2	September 30, 2008
10.3	Commitment Reduction and Amendment and Restatement Agreement, dated as of June 22, 2012, among the Company and Bank of America, N.S., as Administrative Agent	8‑K	10.1	June 25, 2012
10.4	Third Amended and Restated Credit Agreement dated December 18, 2012, among the Company, the lenders from time to time party thereto, and Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8‑K	10.1	December 20, 2012
10.5	Amendment No. 1 to the Third Amended and Restated Credit Agreement and Amendment No. 1 to the Security Agreement, dated October 21, 2014, between the Company and Bank of America, N.A., as Administrative Agent.	8‑K	10.1	October 23, 2014
10.6	Collateralized Issuance and Reimbursement Agreement, dated October 21, 2014, between the Company and Bank of America, N.A	8-K	10.2	October 23, 2014
10.7	Indenture, dated as of November 4, 1997, between Knight‑ Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, [Knight‑Ridder’s Registration Statement on Form S‑3]	S‑3	4.1	October 10, 1997
10.8	First Supplemental Indenture, dated as of June 1, 2001, Knight‑ Ridder, Inc.; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4	June 1, 2001
10.9	Second Supplemental Indenture, dated as of November 1, 2004, among Knight‑Ridder, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4.1	November 4, 2004

			Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date
10.10		Third Supplemental Indenture, dated as of August 16, 2005, among Knight‑Ridder, Inc., JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4.1	August 22, 2005
10.11		Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight‑Ridder Inc.	10‑Q	10.4	June 25, 2006
10.12		Indenture dated December 18, 2012, among The McClatchy Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A. relating to the 9.00% Senior Secured Notes due 2022	8‑K	4.2	December 20, 2012
10.13		Registration Rights Agreement dated December 18, 2012, between The McClatchy Company and J.P. Morgan Securities LLC, relating to the 9.00% Senior Secured Notes due 2022	8‑K	4.3	December 20, 2012
10.14		Purchase and Sale Agreement Between the Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011	10‑Q	10.42	June 26, 2011
10.15	*	The McClatchy Company Management Objective Plan Description.	10‑K	10.4	December 30, 2000
10.16	*	Amended and Restated Supplemental Executive Retirement Plan	10‑K	10.4	December 29, 2002
10.17	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan	8‑K	10.1	February 10, 2009
10.18	*	Amended and Restated McClatchy Company Benefit Restoration Plan	8‑K	10.1	July 29, 2011
10.19	*	Amended and Restated McClatchy Company Bonus Recognition Plan	8‑K	10.2	July 29, 2011
10.20	*	The Company’s 2004 Stock Incentive Plan, as amended and restated	10‑Q	10.25	June 29, 2008
10.21	*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement	8‑K	99.1	December 16, 2004
10.22	*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan	8‑K	99.1	January 28, 2005
10.23	*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan	8‑K	10.1	December 18, 2009
10.24	*	The McClatchy Company 2012 Omnibus Incentive Plan	DEF 14A	Appendix A	April 2, 2012
10.25	*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8‑K	10.3	May 18, 2012
10.26	*	Form of Stock Appreciation Right Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8‑K	10.2	May 18, 2012

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date
10.27	*	Employment Agreement between the Company and Patrick Talamantes dated February 6, 2015	8‑K	10.1	February 6, 2015

10.28	*	2012 Senior Executive Retention Bonus Plan	8‑K	10.4	May 18, 2012
10.29	*	Form of Indemnification Agreement between the Company and each of its officers and directors	8‑K	99.1	May 23, 2005

10.30	*	The McClatchy Company Director Deferral Program under The McClatchy Company 2012 Omnibus Incentive Plan
10.31	*	Form of Stock Award Deferral Election Agreement under The McClatchy Company 2012 Omnibus Incentive Plan

10.32		Unit Purchase Agreement by and among Classified Ventures, LLC, Gannett Co., Inc., Tribune Media Company, The McClatchy Company, Graham Holdings Company, and A. H. Belo, and certain of their respective wholly-owned subsidiaries, dated August 5, 2014	8‑K	10.1	August 6, 2014
10.33		Consulting Agreement dated July 1, 2015 by and between Robert J. Weil and the McClatchy Company	8-K	10.1	July 2, 2015
12		Computation of Earnings to Fixed Charges
21		Subsidiaries of the Company
23		Consent of Deloitte & Touche LLP
23.1		Consent of Ernst & Young LLP
23.2		Consent of PricewaterhouseCoopers LLP
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a‑14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a‑14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
99.1

Consolidated balance sheet of CareerBuilder, LLC as of December 31, 2015 and December 31, 2014 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years ended December 31, 2015 and Report of Independent Auditors as it relates to 2013.

99.2

Consolidated balance sheets of Classified Ventures, LLC as of October 1, 2014 and December 31, 2013 and the related consolidated statements of operations, changes in members’ equity, and cash flows for the period ended October 1, 2014 and the year ended December 31, 2013 and Independent Auditor’s Report as it relates to 2013.

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Compensation plans or arrangements for the Company’s executive officers and directors

**Furnished, not filed