Form 10-Q
period 2016-03-27
MCCLATCHY CO
filed 2016-05-05
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 27, 2016

or

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

Large accelerated filer ◻	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ◻	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ◻  No ☒

As of April 27, 2016, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	54,217,961
Class B Common Stock	24,431,962

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In thousands, except per share amounts)

	Three Months Ended
	March 27,	March 29,
	2016	2015
REVENUES — NET:
Advertising	$136,256	$151,247
Audience	90,662	93,209
Other	11,061	12,722
	237,979	257,178
OPERATING EXPENSES:
Compensation	102,774	106,672
Newsprint, supplements and printing expenses	19,032	24,776
Depreciation and amortization	24,562	23,663
Other operating expenses	97,658	103,225
	244,026	258,336

OPERATING LOSS	(6,047)	(1,158)

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(20,247)	(22,338)
Interest income	96	63
Equity income in unconsolidated companies, net	1,849	3,867
Gains related to equity investments	—	633
Gain on extinguishment of debt, net	1,535	—
Other — net	(42)	(66)
	(16,809)	(17,841)

Loss before income taxes	(22,856)	(18,999)
Income tax benefit	(10,115)	(7,653)
NET LOSS	$(12,741)	$(11,346)

Net loss per common share:
Basic	$(0.16)	$(0.13)
Diluted	$(0.16)	$(0.13)

Weighted average number of common shares used
to calculate basic and diluted earnings per share:
Basic	80,580	87,207
Diluted	80,580	87,207

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; In thousands)

	Three Months Ended
	March 27,	March 29,
	2016	2015
NET LOSS	$(12,741)	$(11,346)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Change in pension and post-retirement benefit plans, net of taxes of $(1,535) and $(1,921)	2,302	2,881
Investment in unconsolidated companies:
Other comprehensive loss, net of taxes of $330 and $165	(495)	(247)
Other comprehensive income	1,807	2,634
Comprehensive loss	$(10,934)	$(8,712)

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; In thousands, except share amounts)

	March 27,	December 27,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$17,587	$9,332
Trade receivables (net of allowances of $4,497 in 2016 and $4,451 in 2015)	101,763	138,153
Other receivables	10,827	16,367
Newsprint, ink and other inventories	19,134	16,659
Assets held for sale	5,357	5,357
Other current assets	21,730	19,194
	176,398	205,062

Property, plant and equipment, net	355,495	364,219
Intangible assets:
Identifiable intangibles — net	336,653	348,651
Goodwill	705,174	705,174
	1,041,827	1,053,825
Investments and other assets:
Investments in unconsolidated companies	235,217	233,538
Deferred income taxes	11,536	1,312
Other assets	65,952	65,078
	312,705	299,928
	$1,886,425	$1,923,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,812	$41,751
Accrued pension liabilities	8,450	8,450
Accrued compensation	27,544	29,410
Income taxes payable	717	687
Unearned revenue	64,819	60,811
Accrued interest	16,735	9,423
Other accrued liabilities	20,144	15,195
	177,221	165,727
Non-current liabilities:
Long-term debt	875,989	905,425
Pension and postretirement obligations	531,985	581,852
Financing obligations	74,829	32,398
Other long-term obligations	47,137	44,869
	1,529,940	1,564,544
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 59,467,435 in 2016 and 58,782,535 in 2015)	595	588
Class B (authorized 60,000,000 shares, issued 24,431,962 in 2016 and 2015)	244	244
Additional paid-in-capital	2,220,848	2,219,481
Accumulated deficit	(1,616,287)	(1,603,546)
Treasury stock at cost, 5,249,454 shares in 2016 and 1,652,165 shares in 2015	(6,135)	(2,196)
Accumulated other comprehensive loss	(420,001)	(421,808)
	179,264	192,763
	$1,886,425	$1,923,034

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In thousands)

	Three Months Ended
	March 27,	March 29,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,741)	$(11,346)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	24,562	23,663
(Gain) loss on disposal of equipment	(73)	70
Retirement benefit expense	3,694	2,493
Stock-based compensation expense	1,374	1,714
Equity income in unconsolidated companies	(1,849)	(3,867)
Gains related to equity investments	—	(633)
Gain on extinguishment of debt, net	(1,535)	—
Other	(1,691)	(1,706)
Changes in certain assets and liabilities:
Trade receivables	36,390	31,313
Inventories	(2,475)	(1,359)
Other assets	1,072	(3,413)
Accounts payable	(2,939)	(5,856)
Accrued compensation	(1,866)	(2,244)
Income taxes	(10,341)	(186,231)
Accrued interest	7,312	7,770
Other liabilities	6,867	5,185
Net cash provided by (used in) operating activities	45,761	(144,447)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,314)	(2,575)
Contributions to equity investments	(500)	—
Other-net	111	639
Net cash used in investing activities	(3,703)	(1,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes	(28,804)	—
Purchase of treasury shares	(3,939)	—
Other	(1,060)	(936)
Net cash used in financing activities	(33,803)	(936)
Increase (decrease) in cash and cash equivalents	8,255	(147,319)
Cash and cash equivalents at beginning of period	9,332	220,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,587	$73,542

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

We also own 15.0% of CareerBuilder LLC, which operates the nation’s largest online jobs website, CareerBuilder.com, as well as certain other digital company investments.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, that are necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented.  The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2015 (“Form 10-K”). Each of the fiscal periods included herein comprise 13 weeks for the first-quarter periods.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of March 27, 2016, and December 27, 2015,  the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At March 27, 2016, and December 27, 2015,  the estimated fair value of long-term debt was $693.1 million and $729.8 million, respectively. At March 27, 2016, and December 27, 2015, the carrying value of our long-term debt was $876.0 million and $905.4 million, respectively.

Pension plan. As of March 27, 2016, and December 27, 2015, we had assets related to our qualified defined benefit pension plan measured at fair value.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include our expected cash flows and discount rates that we estimate market participants would seek for bearing the risk associated with such assets.

Property, plant and equipment

During the three months ended March 27, 2016, we incurred $2.8 million in accelerated depreciation related to the production equipment associated with outsourcing our printing process at two of our media companies.  No similar transactions were recorded during the three months ended March 29, 2015.

Depreciation expense with respect to property, plant and equipment is summarized below:

	Three Months Ended
	March 27,	March 29,
(in thousands)	2016	2015
Depreciation expense	$12,564	$11,523

Assets held for sale

Assets held for sale includes land and buildings that we began to actively market for sale during 2015 at one of our media companies and a parking structure at another media company. No similar transactions were recorded during the three months ended March 27, 2016.

Intangible Assets and Goodwill

We test for impairment of goodwill annually, at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two‑step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate, and for the market based approach, private and public market trading multiples for newspaper assets. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. We had no impairment of goodwill during the three months ended March 27, 2016, or March 29, 2015.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach that utilizes a discounted cash flow model, as discussed above, to determine the fair value of each newspaper masthead. We had no impairment of newspaper mastheads during the three months ended March 27, 2016, or March 29, 2015.

Long‑lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during the three months ended March 27, 2016, or March 29, 2015.

Segment Reporting

We operate 29 media companies, providing each of our communities with high-quality news and advertising services in a wide array of digital and print formats. We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Our operating segments are based on how our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), makes decisions about allocating resources and assessing performance. The CODM is provided discrete financial information for the two operating segments. Each operating segment consists of a group of media companies and both operating segments report to the same segment manager. As of March 27, 2016, one of our operating segments (“Western Segment”) consists of our media operations in California, the Northwest, and the Midwest, while the other operating segment (“Eastern Segment”) consists primarily of media operations in the Southeast and Florida.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 27, 2015	$(411,956)	$(9,852)	$(421,808)
Other comprehensive income (loss) before reclassifications	—	(495)	(495)
Amounts reclassified from AOCL	2,302	—	2,302
Other comprehensive income (loss)	2,302	(495)	1,807
Balance at March 27, 2016	$(409,654)	$(10,347)	$(420,001)

	Amount Reclassified from AOCL
	Three Months Ended
	March 27,	March 29,	Affected Line in the Condensed
AOCL Component	2016	2015	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$3,837	$4,802	Compensation
	(1,535)	(1,921)	Benefit for income taxes
	$2,302	$2,881	Net of tax

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

Earnings Per Share (EPS)

Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock appreciation rights, restricted stock units, and restricted stock and are computed using the treasury stock method.  Anti-dilutive common stock equivalents are excluded from diluted EPS.  The weighted average anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation, consisted of the following:

	Three Months Ended
	March 27,	March 29,
(shares in thousands)	2016	2015
Anti-dilutive common stock equivalents	4,487	4,565

Cash Flow Information

Cash paid for interest and income taxes consisted of the following:

	Three Months Ended
	March 27,	March 29,
(in thousands)	2016	2015
Interest paid (net of amount capitalized)	$11,087	$12,695
Income taxes paid (net of refunds)	(5,850)	178,581

Other-non cash financing activities:
Financing obligation for contribution of real property to pension plan	$47,130
Reduction of pension obligation	(47,130)

The income tax payments in the three months ended March 29, 2015, were primarily related to the gain on the sale of a  previous owned equity investment in the fourth quarter of 2014, offset by the net of tax losses on bond repurchases in the fourth quarter of 2014.

Other non-cash financing activities relate to the contribution of real property to the Pension Plan. See Note 5 for further discussion.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net).” ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09, as described above.  We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements of Employee Share-Based Payment Accounting.” ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This guidance also clarifies the statement of cash flows presentation of certain components of share-based awards. ASU 2016-09 is effective for us for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09, as described above. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810); Amendments to the Consolidated Analysis,” which changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance was effective for us at the beginning of 2016. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provided guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for service contracts. This guidance was effective for us at the beginning of 2016. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323).” ASU 2016-07 eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income (loss) will be recognized through earnings. ASU 2016-07 is effective for us for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We early adopted this standard and it did not have an impact on our condensed consolidated financial statements.

2.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 27,	Amortization	March 27,
(in thousands)	2015	Expense	2016
Intangible assets subject to amortization	$833,254	$—	$833,254
Accumulated amortization	(663,735)	(11,998)	(675,733)
	169,519	(11,998)	157,521
Mastheads	179,132	—	179,132
Goodwill	705,174	—	705,174
Total	$1,053,825	$(11,998)	$1,041,827

Amortization expense with respect to intangible assets is summarized below:

	Three Months Ended
	March 27,	March 29,
(in thousands)	2016	2015
Amortization expense	$11,998	$12,140

The estimated amortization expense for the remainder of fiscal year 2016 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2016 (Remainder)	$35,988
2017	48,907
2018	47,275
2019	23,769
2020	418
2021	296

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	March 27,	December 27,
Company	Interest	2016	2015
CareerBuilder, LLC	15.0	$232,392	$230,170
Other	Various	2,825	3,368
		$235,217	$233,538

On February 23, 2016, we, along with Gannett Co. Inc. and Tribune Publishing Co. (the “Selling Partners”) sold all of the assets in HomeFinder LLC to Placester Inc. (“Placester”) in exchange for a small stock ownership in Placester and an affiliate agreement with Placester to continue to allow the Selling Partners to sell Placester and HomeFinder LLC’s products and services. As a result of this transaction, during the quarter ended March 27, 2016, we wrote down $0.9 million of our HomeFinder LLC investment, which is recorded in equity income in unconsolidated companies, net, on our condensed consolidated statements of operations.

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	March 27,	March 27,	December 27,
(in thousands)	2016	2016	2015
Notes:
9.00% senior secured notes due in 2022	$506,415	$497,113	$506,571
5.750% notes due in 2017	34,645	34,168	54,551
7.150% debentures due in 2027	89,188	84,567	84,469
6.875% debentures due in 2029	276,230	260,141	259,834
Long-term debt	$906,478	$875,989	$905,425

Our outstanding notes are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $30.5  million and $31.9  million as of March 27, 2016,  and December 27, 2015, respectively.

Debt Repurchases and Loss on Extinguishment of Debt

During the three months ended March 27, 2016,  we repurchased a total of $30.8 million of notes through privately negotiated transactions as follows:

(in thousands)	Face Value
9.00% senior secured notes due in 2022	$10,000
5.750% notes due in 2017	20,797
Total notes repurchased	$30,797

We recorded a net gain on extinguishment of debt of $1.5 million during the three months ended March 27, 2016.  We repurchased these notes at a discount and wrote off historical discounts and debt issuance costs during the quarter ended March 27, 2016.  We had no debt repurchases during the three months ended March 29, 2015.

Credit Agreement

Our Third Amended and Restated Credit Agreement dated December 18, 2012, as amended (“Credit Agreement”), is secured by a first-priority security interest in certain of our assets as described below. The Credit Agreement, among other things, provides for commitments of $65.0 million and a maturity date of December 18, 2019. On October 21, 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

As of March 27, 2016,  there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $31.0 million. There were no borrowings outstanding under the Credit Agreement as of March 27, 2016.

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

Senior Secured Notes and Indenture

Substantially all of our subsidiaries guarantee the obligations under the 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”) and the Credit Agreement. We own 100% of each of the guarantor subsidiaries and we have no significant independent assets or operations separate from the subsidiaries that guarantee our 9.00% Notes and the Credit Agreement. The guarantees provided by the guarantor subsidiaries are full and unconditional and joint and several, and the subsidiaries other than the subsidiary guarantors are minor.

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

Covenants under the Senior Debt Agreements

The financial covenant under the Credit Agreement requires us to comply with a maximum consolidated total leverage ratio measured quarterly. As of March 27, 2016,  we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00.   For purposes of consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20.0 million. As of March 27, 2016,  we were in compliance with our debt covenants.

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

5.  EMPLOYEE BENEFITS

We maintain a noncontributory qualified defined benefit pension plan (“Pension Plan”), which covers certain eligible current and former employees and has been frozen since March 31, 2009.  No new participants may enter the Pension Plan and no further benefits will accrue. However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide certain key current and former employees with additional retirement benefits.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The elements of retirement expense are as follows:

	Three Months Ended
	March 27,	March 29,
(in thousands)	2016	2015
Pension plans:
Service Cost	$4,700	$2,920
Interest Cost	22,167	21,248
Expected return on plan assets	(27,107)	(26,571)
Actuarial loss	4,596	5,549
Net pension expense	4,356	3,146
Net post-retirement benefit credit	(662)	(653)
Net retirement expenses	$3,694	$2,493

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan and we entered into lease-back arrangements for the contributed facilities.  Our required pension contribution under the Employee Retirement Income Security Act for 2016 is approximately $2.0 million, and the contribution of real property will exceed our required pension contribution for 2016. We leased back the contributed facilities under 11-year leases with initial annual payments totaling approximately $3.5 million. The contribution and leaseback of these properties in 2016 will be treated as a financing transaction and, accordingly, we will continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions until the termination of the individual leases on those properties. At the time of our contribution, our pension obligation was reduced and a financing obligation was recorded. The financing obligation will be reduced by a portion of the lease payments made to the Pension Plan each month. The balance of this obligation at March 27, 2016, and December 27, 2015, was $74.8 million and $32.4 million, respectively, and relates to certain real properties that were contributed to the Pension Plan in 2016 and 2011.

We have a defined contribution plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We suspended our matching contribution to the 401(k) plan in 2009 and as of March 27, 2016,  we have not reinstated that benefit.

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

The court in the Sacramento case trifurcated the trial into three separate phases: the first phase addressed independent contractor status, the second phase will address liability, if any, and the third phase will address restitution, if any. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors. We objected to the tentative decision but the court ultimately adopted it as final. The court has not yet established a date for the second and third phases of trial concerning whether The Sacramento Bee is liable to the carriers in the class for mileage reimbursement or owes any restitution.

The court in the Fresno case bifurcated the trial into two separate phases: the first phase addressed independent contractor status and liability for mileage reimbursement and the second phase will address restitution, if any. The first phase of the Fresno case began in the fourth quarter of fiscal year 2014 and concluded in late March 2015. On April 14, 2016, the court in the Fresno case issued a statement of decision granting judgment in favor of us and The Fresno Bee.

We continue to defend these actions vigorously and expect that we will ultimately prevail. As a result, we have not established a reserve in connection with the cases. While we believe that a material impact on our condensed consolidated financial position, results of operations or cash flows from these claims is unlikely, given the inherent uncertainty of litigation, a possibility exists that future adverse rulings or unfavorable developments could result in future charges that could have a material impact. We have and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and make appropriate adjustments to such estimates based on experience and developments in litigation.

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

As of March 27, 2016,  we had $31.0 million of standby letters of credit secured under the LC Agreement (see Note 4,  Long-Term Debt, for further discussion).

7.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the three months ended March 27, 2016:

		Weighted
		Average Grant
		Date Fair
		Value
Nonvested — December 27, 2015	1,538,800	$2.98
Granted	1,234,200	$1.06
Vested	(651,300)	$3.09
Forfeited	(12,400)	$2.60
Nonvested — March 27, 2016	2,109,300	$1.83

The total fair value of the RSUs that vested during the three months ended March 27, 2016,  was $0.7  million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the three months ended March 27, 2016:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 27, 2015	3,201,250	$7.35	$—
Forfeited	(500)	$2.76
Expired	(78,750)	$8.56
Outstanding March 27, 2016	3,122,000	$7.32	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. At March 27, 2016,  we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Three Months Ended
	March 27,	March 29,
(in thousands)	2016	2015
Stock-based compensation expense	$1,374	$1,714

8.   Potential Reverse Stock Split

In the first quarter of 2016, our Board of Directors adopted a resolution approving an Amended and Restated Certificate of Incorporation which would allow the Company to effect a reverse stock split of our issued and outstanding Class A and Class B Common Stock at a ratio of not less than one-for-five (1:5) and not more than one-for-twenty five (1:25), with the exact reverse stock split ratio to be determined by the Board of Directors, if they so choose, and publicly announced prior to the filing of the Amended and Restated Certificate of Incorporation. The reverse stock split ratio will be the same for both the Class A and Class B Common Stock. The Amended and Restated Certificate of Incorporation is subject to shareholder approval at our Annual Meeting of Shareholders, scheduled to be held on May 18, 2016. The primary purpose of effecting the reverse stock split, if the Board of Directors so elects, is to increase our trading price on the New York Stock Exchange (“NYSE”) to comply with the NYSE continued listing standard requirements, which require an average closing price of at least $1.00 per share over thirty consecutive trading days.

On February 16, 2016, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requirement. However, as of April 1, 2016, we were notified that we are currently in compliance with the standard. If the Amended and Restated Certificate of Incorporation effecting the reverse stock split is adopted by the shareholders, an Amended and Restated Certificate of Incorporation will become effective, if at all, only upon a determination by the Board of Directors within six months after the Annual  Meeting of Shareholders of the reverse stock ratio to be used and that the actions contemplated by the Amended and Restated Certificate of Incorporation containing such reverse stock split ratio are in the best interests of the Company and the shareholders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, including statements relating to future financial performance and operations, trends in advertising, uses of cash, the refinancing of our debt and our pension plan obligations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of our 2015 Annual Report on Form 10-K as well as our other filings with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (together, the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 27, 2016, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2015 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 8, 2016. All period references are to our fiscal periods unless otherwise indicated.

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

We also own 15.0% of CareerBuilder, LLC, which operates the nation’s largest online jobs website, CareerBuilder.com, as well as certain other digital company investments.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Three Months Ended
	March 27,	March 29,
	2016	2015
Revenues:
Advertising	57.3%	58.8%
Audience	38.1%	36.2%
Other	4.6%	5.0%
Total revenues	100.0%	100.0%

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

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the three months ended March 27, 2016, and March 29, 2015.

Recent Developments

Potential Reverse Stock Split

In the first quarter of 2016, our Board of Directors adopted a resolution approving an Amended and Restated Certificate of Incorporation which would allow the Company to effect a reverse stock split of our issued and outstanding Class A and Class B Common Stock at a ratio of not less than one-for-five (1:5) and not more than one-for-twenty five (1:25), with the exact reverse stock split ratio to be determined by the Board of Directors, if they so choose, and publicly announced prior to the filing of the Amended and Restated Certificate of Incorporation. The reverse stock split ratio will be the same for both the Class A and Class B Common Stock. The Amended and Restated Certificate of Incorporation is subject to shareholder approval at our Annual Meeting of Shareholders, scheduled to be held on May 18, 2016. The primary purpose of effecting the reverse stock split, if the Board of Directors so elects, is to increase our trading price on the New York Stock Exchange (“NYSE”) to comply with the NYSE continued listing standard requirements, which require an average closing price of at least $1.00 per share over thirty consecutive trading days.

On February 16, 2016, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requirement. However, as of April 1, 2016, we were notified that we are currently in compliance with the standard. If the Amended and Restated Certificate of Incorporation effecting the reverse stock split is adopted by the shareholders, an Amended and Restated Certificate of Incorporation will become effective, if at all, only upon a determination by the Board of Directors within six months after the Annual Meeting of Shareholders of the reverse stock ratio to be used and that the actions contemplated by the Amended and Restated Certificate of Incorporation containing such reverse stock split ratio are in the best interests of the Company and the shareholders.

Debt Repurchases and Extinguishment of Debt

During the three months ended March 27, 2016, we repurchased a total of $30.8 million of notes through privately negotiated transactions and recorded a net gain on extinguishment of debt of $1.5 million during the three months ended March 27, 2016.

Share Repurchase Program

In 2015, our Board of Directors authorized a share repurchase program for the repurchase of up to $15.0 million of our Class A Common Stock through December 31, 2016. The shares will be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. During the quarter ended March 27, 2016, we repurchased approximately 3.3 million shares at a weighted average price of $1.09 per share. As of March 27, 2016, we have repurchased 9.5 million shares or $11.5 million of the total buyback approved.

Contribution of Company-Owned Real Property to Pension Plan

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan, and we entered into lease-back arrangements for the contributed facilities.  Our required pension contribution under the Employee Retirement Income Security Act for 2016 is approximately $2.0 million, and the contribution of real property will exceed our required pension contribution for 2016. We leased back the contributed facilities under 11-year leases with initial annual payments totaling approximately $3.5 million. The contribution and leaseback of these properties in 2016 will be treated as a financing transaction and, accordingly, we will continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions until the termination of the individual leases on those properties. At the time of our contribution, our pension obligation was reduced and a financing obligation was recorded. The financing obligation will be reduced by a portion of the lease payments made to the Pension Plan each month. The balance of this obligation at March 27, 2016, and December 27, 2015, was $74.8 million and $32.4 million, respectively, and relates to certain real properties that were contributed to the Pension Plan in 2016 and 2011.

Results of Operations

The following table reflects our financial results on a consolidated basis for the three months ended March 27, 2016, and March 29, 2015:

	Three Months Ended
	March 27,	March 29,
	2016	2015
Net loss	$(12,741)	$(11,346)

Net loss per diluted common share	$(0.16)	$(0.13)

The increase in the net loss in the three months ended March 27, 2016, compared to the same period in 2015 was largely due to lower revenues and an increase in accelerated depreciation and other costs incurred to reduce our future overhead, as described more fully below.

Revenues

The following table summarizes our revenues by category:

	Three Months Ended
	March 27,	March 29,	$	%
(in thousands)	2016	2015	Change	Change
Advertising:
Retail	$66,719	$76,606	$(9,887)	(12.9)
National	9,871	9,558	313	3.3
Classified:
Automotive	8,470	9,202	(732)	(8.0)
Real estate	6,336	6,847	(511)	(7.5)
Employment	6,266	7,885	(1,619)	(20.5)
Other	14,618	14,977	(359)	(2.4)
Total classified	35,690	38,911	(3,221)	(8.3)
Direct marketing and other	23,976	26,172	(2,196)	(8.4)
Total advertising	136,256	151,247	(14,991)	(9.9)
Audience	90,662	93,209	(2,547)	(2.7)
Other	11,061	12,722	(1,661)	(13.1)
Total revenues	$237,979	$257,178	$(19,199)	(7.5)

During three months ended March 27, 2016,  total revenues decreased 7.5% compared to the same period in 2015 primarily due to the continued decline in demand for print advertising. Consistent with the end of 2015, the largest impact on print advertising came from large retail advertisers who began pulling back preprinted insert advertising and in-newspaper ROP advertising in 2015. Another factor contributing to the decline in print advertising revenues is the desire of advertisers to reach online customers, and the secular shift in advertising demand from print to digital products, which are widely available from many media competitors and are generally sold at lower prices than print products.

Advertising Revenues

Total advertising revenues decreased 9.9% during the three months ended March 27, 2016, compared to the same period in 2015. While we experienced declines in all of our advertising revenue categories, including some digital advertising revenues, the decrease in total advertising revenues was primarily related to declines in print retail and print and digital classified advertising revenues. These decreases in advertising revenues were partially offset by increases in a few digital revenue categories, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Three Months Ended
	March 27,	March 29,
	2016	2015
Advertising:
Retail	49.0%	50.7%
National	7.2%	6.3%
Classified	26.2%	25.7%
Direct marketing and other	17.6%	17.3%
Total advertising	100.0%	100.0%

Retail:

During the three months ended March 27, 2016,  retail advertising revenues decreased 12.9% compared to the same period in 2015. In the three months ended March 27, 2016, the decrease in retail advertising revenues was primarily due to decreases of 17.3% in print ROP advertising revenues and 19.0% in preprint advertising revenues, compared to the same period in 2015. These decreases were partially offset by increases in digital retail advertising of 3.0%  in the three months ended March 27, 2016, compared to the same period in 2015. The overall decreases in retail advertising revenues, in the three months ended March 27, 2016, were widespread among the ROP and preprint categories, and reflect a pullback by large retailers in preprint advertising.

National:

National advertising revenues increased 3.3% during the three months ended March 27, 2016, compared to the same period in 2015.  While we experienced an 18.6% decrease in print national advertising during the three months ended March 27, 2016, compared to the same period in 2015, we had an increase of 36.7% in digital national advertising during the same period. Overall, the increase in total national advertising revenues during the quarter ended March 27, 2016, was largely led by programmatic digital advertising in the national advertising’s  “other” category, which includes mobile, digital political and video revenues.

Classified:

During the three months ended March 27, 2016, classified advertising revenues decreased 8.3% compared to the same period in 2015.  During the three months ended March 27, 2016, compared to the same period in 2015, we experienced decreases in print classified advertising of 12.1% and decreases in digital classified advertising of 2.5%. The print automotive, print real estate and the print and digital employment categories represented our largest declines in total classified advertising during the period. These decreases were partially offset by increases in digital automotive and real estate categories, as advertisers are increasingly using digital advertising, which is a  more competitive market than the market for print advertising.

The following is a discussion of the major classified advertising categories for the three months ended March 27, 2016, compared to the same period in 2015:

•	Automotive advertising revenues decreased 8.0% in the three months ended March 27, 2016. Print automotive advertising revenues declined 32.3% and digital automotive advertising revenues were up 12.0%

in the three months ended March 27, 2016, as advertisers continued to shift advertising buys to digital products.

•

Real estate advertising revenues decreased 7.5% in the three months ended March 27, 2016. Print real estate advertising revenues declined 12.8%  and digital increased 1.5% in the three months ended March 27, 2016. Print real estate revenues have decreased due to the continued decrease of the real estate advertising market as it shifts from traditional media to digital media.

•

Employment advertising revenues decreased 20.5% in the three months ended March 27, 2016,  reflecting an employment market that continues to shift from traditional media to digital media, which includes a wider array of options. Print employment advertising revenues declined 19.3%  and digital employment advertising revenues declined 21.5% in the three months ended March 27, 2016.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising, decreased 2.4% in the three months ended March 27, 2016.  Other classified advertising revenues appearing in print declined 2.1%  and other classified advertising revenues appearing in digital declined 3.3% in the three months ended March 27, 2016.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 29.4% of total advertising revenues in the three months ended March 27, 2016,  compared to 25.4%  for the same period in 2015. Total digital advertising includes digital advertising both bundled with print and sold on a stand-alone basis. In the three months ended March 27, 2016, total digital advertising revenues increased 4.1%  to $40.0 million compared to the same period in 2015. Digital-only advertising revenues increased 18.0%  to $26.7 million in the quarter ended March 27, 2016, compared to the same period in 2015.  The advertising industry is still experiencing a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers. While we have grown in the market, we expect to continue to face intense competition in the digital advertising space. Digital advertising revenues sold in conjunction with print products declined 15.8% in the three months ended March 27, 2016, compared to the same period in 2015 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 8.4% during the three months ended March 27, 2016, compared to the same period in 2015. The decrease was partially due to the declines in preprint retail advertising by large retail customers as described above and the elimination of certain niche products during fiscal year 2015 that did not meet our profit expectations.

Audience Revenues

Audience revenues decreased 2.7% during the three months ended March 27, 2016,  compared to the same period in 2015.  Overall, audience revenues included increases of 4.5% in digital audience revenues during the three months ended March 27, 2016, offset by lower print circulation volumes. Circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change.

Operating Expenses

Total operating expenses decreased 5.5% in the three months ended March 27, 2016, compared to the same period in 2015. The decrease in the three months ended March 27, 2016, was primarily due to our continued effort to reduce costs, partially offset by an increase in accelerated depreciation compared to the same period in 2015.  Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies as well as headcount reductions.

The following table summarizes operating expenses:

	Three Months Ended
	March 27,	March 29,	$	%
(in thousands)	2016	2015	Change	Change
Compensation expenses	$102,774	$106,672	$(3,898)	(3.7)
Newsprint, supplements and printing expenses	19,032	24,776	(5,744)	(23.2)
Depreciation and amortization expenses	24,562	23,663	899	3.8
Other operating expenses	97,658	103,225	(5,567)	(5.4)
	$244,026	$258,336	$(14,310)	(5.5)

Compensation expenses decreased 3.7% in the three months ended March 27, 2016, compared to the same period in 2015.  The decrease was primarily due to a  decrease in payroll expenses in the three months ended March 27, 2016,  of 6.8% compared to the same period in 2015, reflecting a 8.7% decline in average full-time equivalent employees.  Fringe benefits costs in the three months ended March 27, 2016,  increased 9.7% compared to the same period in 2015. The increase was primarily due to a charge incurred when we outsourced the printing production at one of our media companies and exited the multiemployer pension plans that covered the affected employees.

Newsprint, supplements and printing expenses decreased 23.2% in the three months ended March 27, 2016,  compared to the same period in 2015. During the three months ended March 27, 2016, compared to the same period in 2015, newsprint expense declined 26.1% reflecting a newsprint usage decline of 14.4% and a decrease in newsprint prices of 13.7%. In the three months ended March 27, 2016, compared to the same period in 2015, the decrease in newsprint expense was also attributable to a decrease in printing costs of $1.5 million, related to lower outsourced printing costs and lower direct marketing printing costs, as discussed above.

Depreciation and amortization expenses increased 3.8%  in the three months ended March 27, 2016, compared to the same period in 2015. Depreciation expense increased $1.0 million in the three months ended March 27, 2016, compared to the same periods in 2015, primarily due the impact and timing of $2.7 million in accelerated depreciation, offset by a decrease of $1.8 million in normal depreciation expense due to assets becoming fully depreciated in previous periods. During the three months ended March 27, 2016, we incurred accelerated depreciation of $2.8 million compared to $0.1 million in the three months ended March 29, 2015. Amortization expense decreased $0.1 million in the three months ended March 27, 2016, compared to the same period in 2015.

Other operating expenses decreased 5.4% in the three months ended March 27, 2016, compared to the same period in 2015. The decrease in other operating expenses was primarily due to a decrease in professional fees of $3.1 million and a decrease in circulation delivery costs of $3.2 million.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 9.4% in the three months ended March 27, 2016, compared to the same period in 2015, primarily reflecting lower overall debt balances due to the repurchases made during 2015.

Equity Income:

Total income from unconsolidated investments decreased 52.2% during the three months ended March 27, 2016, compared to the same period in 2015,  due to lower income from our equity method investments as well as the write-down of our HomeFinder LLC investment of $0.9 million during the three months ended March 27, 2016.

Gains related to equity investments:

We recognized $0.6 million in gains related to equity investments during the three months ended March 29, 2015, from a previously sold equity investment, as a result of a final working capital adjustment.

Income Taxes:

In the three months ended March 27, 2016, we recorded an income tax benefit of $10.1 million. The income tax benefit differs from the expected federal amounts primarily due to the tax impact of state income taxes and other certain discrete tax items.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $17.6 million as of March 27, 2016, compared to $73.5 million as of March 29, 2015, and $9.3 million as of December 27, 2015.

We expect that most of our cash and cash equivalents, and our cash generated from operations, for the foreseeable future will be used to repay debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to the Pension Plan, repurchase stock, and other corporate uses as determined by management and our Board of Directors. As of March 27, 2016, we had approximately $906.5 million in total aggregate principal amounts of debt outstanding, consisting of $34.7 million of our 5.750% notes due in 2017, $506.4 million of our 9.00% Notes due 2022 and $365.4 million of our notes maturing in 2027 and 2029. We expect that we will refinance a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We may also be required to use cash on hand or cash from operations to meet these obligations. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Three Months Ended
	March 27,	March 29,
(in thousands)	2016	2015
Cash flows provided by (used in)
Operating activities	$45,761	$(144,447)
Investing activities	(3,703)	(1,936)
Financing activities	(33,803)	(936)
Increase (decrease) in cash and cash equivalents	$8,255	$(147,319)

Operating Activities:

We generated  $45.8 million of cash in the three months ended March 27, 2016, compared to using  $144.4 million of cash in the three months ended March 29, 2015. The change is primarily due to the timing of income tax refunds in 2016 compared to income tax payments in 2015, as discussed below. In the three months ended March 27, 2016, we had income tax refunds of $5.9 million compared to income tax payments of $178.6 million in the three months ended March 29, 2015. The income tax payments in the three months ended March 29, 2015, primarily related to the 2015 tax payments on the gain on the sale of a  previous owned equity investment that was recorded in the fourth quarter of 2014, offset by the net tax losses on bond repurchases in the fourth quarter of 2014.

Pension Plan Matters

In February 2016 we contributed certain of our real property appraised at $47.1 million to our Pension Plan. Our required pension contribution under the Employee Retirement Income Security Act in 2016 is expected to be approximately $2.0 million. The contribution of real property will exceed our required pension contribution for 2016, and we expect it to reduce our future pension contributions and expense, all other things being equal. We made no cash contributions to the Pension Plan during 2015.

Investing Activities:

We used  $3.7 million of cash in investing activities in the three months ended March 27, 2016, which was primarily due to the purchase of property, plant and equipment for $3.3 million. We expect capital expenditures to be in the range of $16.0 million to $19.0 million in fiscal year 2016.

Financing Activities:

We used $33.8 million of cash in financing activities in the three months ended March 27, 2016, primarily related to the repurchase of debt and purchase of treasury shares. During the three months ended March 27, 2016, we repurchased $30.8 million of our 5.75% Notes and 9.00% Notes for $28.8 million in cash in privately negotiated repurchases. See Note 4, Long-Term Debt, for further discussion. In addition, $3.9 million was used to purchase treasury shares during the three months ended March 27, 2016, primarily related to the repurchases of 3.3 million shares of our Class A Common Stock (see Recent Developments previously) for $3.6 million in cash.

Contractual Obligations:

As of March 27, 2016, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of March 27, 2016, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2015 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits, income taxes, and insurance. There have been no material changes to our critical accounting policies described in our 2015 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk’, included in our 2015 Annual Report on Form 10-K contains certain disclosures about our exposure to market risk for changes in discount rates on our qualified defined benefit pension plan obligations. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 27, 2016,  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 6,  Commitments and Contingencies to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			(c) Total Number of	(d) Approximate Dollar
	(a) Total Number		Shares Purchased as Part	Value of Shares that May
	of Shares	(b) Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Paid per Share	Program	the Program
12/28/2015 - 01/31/2016	1,808,586	$1.09	7,955,340	$5,193,813
02/01/2016 - 02/28/2016	837,041	$0.99	8,792,381	$4,362,174
03/01/2016 - 03/27/2016	686,720	$1.22	9,479,101	$3,527,062
Total First Quarter 2016	3,332,347	$1.09	9,479,101	$3,527,062

In 2015, our Board of Directors authorized a share repurchase program for the repurchase of up to $15.0 million of our Class A Common Stock through December 31, 2016. The shares will be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors.

ITEM 6. EXHIBITS

Exhibits, filed as part of this Quarterly Report on Form 10-Q, are listed in the Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

May 5, 2016	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

May 5, 2016	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
10.1		Form of Contribution Agreement dated February 11, 2016	8-K	10.1	February 12, 2016
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

** Furnished, not filed