Form 10-Q
period 2016-06-26
MCCLATCHY CO
filed 2016-08-04
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 26, 2016

or

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

Large accelerated filer ◻	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ◻	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ◻  No ☒

As of July 29, 2016, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,188,296
Class B Common Stock	2,443,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
REVENUES — NET:
Advertising	$140,900	$158,520	$277,156	$309,767
Audience	90,479	90,842	181,141	184,051
Other	10,855	12,998	21,916	25,720
	242,234	262,360	480,213	519,538
OPERATING EXPENSES:
Compensation	98,237	101,091	201,011	207,763
Newsprint, supplements and printing expenses	19,565	24,523	38,597	49,299
Depreciation and amortization	24,430	24,934	48,992	48,597
Other operating expenses	102,695	100,349	200,353	203,574
Goodwill and other asset impairments (see Notes 1 and 4)	—	300,429	—	300,429
	244,927	551,326	488,953	809,662

OPERATING LOSS	(2,693)	(288,966)	(8,740)	(290,124)

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(21,223)	(22,172)	(41,470)	(44,510)
Interest income	112	70	208	133
Equity income in unconsolidated companies, net	4,264	4,676	6,113	8,543
Gains related to equity investments	—	7,460	—	8,093
Gain (loss) on extinguishment of debt, net	—	(883)	1,535	(883)
Other — net	75	(182)	33	(248)
	(16,772)	(11,031)	(33,581)	(28,872)

Loss before income taxes	(19,465)	(299,997)	(42,321)	(318,996)
Income tax benefit	(4,731)	(3,500)	(14,846)	(11,153)
NET LOSS	$(14,734)	$(296,497)	$(27,475)	$(307,843)

Net loss per common share:
Basic	$(1.89)	$(33.95)	$(3.48)	$(35.25)
Diluted	$(1.89)	$(33.95)	$(3.48)	$(35.25)

Weighted average number of common shares used
to calculate basic and diluted earnings per share:
Basic	7,784	8,744	7,906	8,732
Diluted	7,784	8,744	7,906	8,732

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; amounts in thousands)

	Quarters Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
NET LOSS	$(14,734)	$(296,497)	$(27,475)	$(307,843)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Change in pension and post-retirement benefit plans, net of taxes of $(1,535), $(1,922), $(3,070) and $(3,842)	2,302	2,883	4,604	5,764
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $(252), $89, $78 and $254	377	(133)	(118)	(380)
Other comprehensive income	2,679	2,750	4,486	5,384
Comprehensive loss	$(12,055)	$(293,747)	$(22,989)	$(302,459)

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	June 26,	December 27,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,879	$9,332
Trade receivables (net of allowances of $3,821 in 2016 and $4,451 in 2015)	98,327	138,153
Other receivables	10,292	16,367
Newsprint, ink and other inventories	17,476	16,659
Assets held for sale	9,505	5,357
Other current assets	16,975	19,194
	168,454	205,062

Property, plant and equipment, net	316,625	364,219
Intangible assets:
Identifiable intangibles — net	324,657	348,651
Goodwill	705,174	705,174
	1,029,831	1,053,825
Investments and other assets:
Investments in unconsolidated companies	242,340	233,538
Deferred income taxes	23,397	1,312
Other assets	65,517	65,078
	331,254	299,928
	$1,846,164	$1,923,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,376	$41,751
Accrued pension liabilities	8,450	8,450
Accrued compensation	30,066	29,410
Income taxes payable	5,035	687
Unearned revenue	64,637	60,811
Accrued interest	8,991	9,423
Other accrued liabilities	18,819	15,195
	173,374	165,727
Non-current liabilities:
Long-term debt	876,869	905,425
Pension and postretirement obligations	529,393	581,852
Financing obligations	53,139	32,398
Other long-term obligations	48,494	44,869
	1,507,895	1,564,544
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,946,969 in 2016 and 5,878,253 in 2015)	59	59
Class B (authorized 60,000,000 shares, issued 2,443,191 in 2016 and 2015)	24	24
Additional paid-in-capital	2,221,987	2,220,230
Accumulated deficit	(1,631,021)	(1,603,546)
Treasury stock at cost, 758,673 shares in 2016 and 165,217 shares in 2015	(8,832)	(2,196)
Accumulated other comprehensive loss	(417,322)	(421,808)
	164,895	192,763
	$1,846,164	$1,923,034

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Six Months Ended
	June 26,	June 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,475)	$(307,843)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	48,992	48,597
Loss on disposal of equipment	(213)	(40)
Retirement benefit expense	7,388	4,986
Stock-based compensation expense	1,757	2,252
Equity income in unconsolidated companies	(6,113)	(8,543)
Gains related to equity investments	—	(8,093)
(Gain) loss on extinguishment of debt, net	(1,535)	883
Goodwill and other asset impairments	—	300,429
Other	(3,260)	(3,043)
Changes in certain assets and liabilities:
Trade receivables	39,826	35,071
Inventories	(817)	892
Other assets	3,343	(3,201)
Accounts payable	(4,375)	(11,155)
Accrued compensation	656	(2,073)
Income taxes	(16,218)	(198,051)
Accrued interest	(432)	(757)
Other liabilities	9,553	4,584
Net cash provided by (used in) operating activities	51,077	(145,105)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,490)	(7,192)
Proceeds from sale of property, plant and equipment and other	2,566	183
Distributions from equity investments	—	7,460
Contributions to equity investments	(2,667)	(1,000)
Proceeds from sale of equity investments	—	633
Net cash provided by (used in) investing activities	(8,591)	84
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes	(28,804)	(41,337)
Purchase of treasury shares	(6,636)	(1,270)
Other	(499)	(1,113)
Net cash used in financing activities	(35,939)	(43,720)
Increase (decrease) in cash and cash equivalents	6,547	(188,741)
Cash and cash equivalents at beginning of period	9,332	220,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,879	$32,120

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

We also own 15.0% of CareerBuilder LLC, which operates the nation’s largest online jobs website, CareerBuilder.com, as well as certain other digital investments.

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

Reverse Stock Split

In May 2016, at our 2016 annual meeting of shareholders, our shareholders approved a reverse stock split at a ratio of not less than one-for-five (1:5) and not more than one-for-twenty-five (1:25), with the exact ratio to be determined by our Board of Directors. Following the annual meeting, our Board of Directors approved a one-for-ten (1:10) reverse stock split of our issued and outstanding Class A and Class B common stock, which became effective June 7, 2016. As a result, every ten shares of our common stock outstanding were combined into one share of our common stock. The ratio was the same for the Class A common stock and the Class B common stock and each shareholder held the same percentage of Class A and Class B common stock outstanding immediately following the reverse stock split as the shareholder held immediately prior to the reverse stock split. No fractional shares were issued in connection with the reverse stock split. The par value and authorized number of shares of the Class A and Class B common stock were not adjusted as a result of the reverse stock split. All issued and outstanding Class A and Class B common stock and per share amounts contained within our condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect this reverse stock split for all periods presented.

All restricted stock unit awards and stock appreciation right awards outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which the restricted stock units and stock appreciation rights are exercisable by ten and multiplying the exercise price by ten, all in accordance with the terms of the agreements governing such awards. All restricted stock units and stock appreciation rights activity contained within our condensed consolidated financial statement footnotes have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of June 26, 2016, and December 27, 2015, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At June 26, 2016 and December 27, 2015, the estimated fair value of long-term debt was $746.0 million and $729.8 million, respectively. At June 26, 2016, and December 27, 2015, the carrying value of our long-term debt was $876.9 million and $905.4 million, respectively.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets that may be measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include our expected cash flows and discount rates that we estimate market participants would seek for bearing the risk associated with such assets.

Property, Plant and Equipment

During the quarter and six months ended June 26, 2016, we incurred $3.8 million and $6.6 million in accelerated depreciation related to production equipment no longer needed as a result of either outsourcing our printing process at certain of our media companies or replacing an old printing press at one of our media companies. No similar transactions were recorded during the six months ended June 28, 2015.

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(in thousands)	2016	2015	2016	2015
Depreciation expense	$12,434	$12,859	$24,998	$24,382

Assets Held for Sale

Assets held for sale includes, land and building at one of our media companies that we began to actively market for sale during the quarter ended June 26, 2016, and a parking structure at another media company that we began to actively market for sale during 2015.

Intangible Assets and Goodwill

We test for impairment of goodwill annually, at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two‑step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate, and for the market based approach, private and public market trading multiples for newspaper assets. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. We had no impairment of goodwill during the quarter or six months ended June 26, 2016. During the quarter ended June 28, 2015, we performed interim tests of impairment of goodwill due to the continuing challenging business conditions and the resulting weakness in our stock price. As a result, we recorded an impairment charge related to goodwill of $290.9 million in the quarter and six months ended June 28, 2015, which was recorded in the goodwill and other asset impairments line item on our condensed consolidated statements of operations.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach that utilizes a discounted cash flow model, as discussed above, to determine the fair value of each newspaper masthead. We had no impairment of newspaper mastheads during the quarter and six months ended June 26, 2016.  During the quarter ended June 28, 2015, we performed interim tests of impairment of intangible newspaper mastheads due to the continuing challenging business conditions and the resulting weakness in our stock price. As a result, we recorded an intangible newspaper masthead impairment charge of $9.5 million in the quarter and six months ended June 28, 2015, which was recorded in the goodwill and other asset impairments line item on our condensed consolidated statements of operations.

Long‑lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during the quarter and six months ended June 26, 2016, or June 28, 2015.

Segment Reporting

We operate 29 media companies, providing each of our communities with high-quality news and advertising services in a wide array of digital and print formats. We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Our operating segments are based on how our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), makes decisions about allocating resources and assessing performance. The CODM is provided discrete financial information for the two operating segments. Each operating segment consists of a group of media companies and both operating segments report to the same segment manager. As of June 26, 2016, one of our operating segments (“Western Segment”) consists of our media operations in California, the Northwest, and the Midwest, while the other operating segment (“Eastern Segment”) consists primarily of media operations in the Southeast and Florida.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 27, 2015	$(411,956)	$(9,852)	$(421,808)
Other comprehensive income (loss) before reclassifications	—	(118)	(118)
Amounts reclassified from AOCL	4,604	—	4,604
Other comprehensive income (loss)	4,604	(118)	4,486
Balance at June 26, 2016	$(407,352)	$(9,970)	$(417,322)

	Amount Reclassified from AOCL
	Quarters Ended		Six Months Ended
(in thousands)	June 26,	June 28,	June 26,	June 28,	Affected Line in the Condensed
AOCL Component	2016	2015	2016	2015	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$3,837	$4,805	$7,674	$9,606	Compensation
	(1,535)	(1,922)	(3,070)	(3,842)	Benefit for income taxes
	$2,302	$2,883	$4,604	$5,764	Net of tax

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

Earnings Per Share (EPS)

As discussed previously, all share amounts have been restated to reflect the reverse stock split that became effective on June 7, 2016, and applied retrospectively. Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock appreciation rights, restricted stock units, and restricted stock and are computed using the treasury stock method.  Anti-dilutive common stock equivalents are excluded from diluted

EPS.  The weighted average anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation, consisted of the following:

	Quarters Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(shares in thousands)	2016	2015	2016	2015
Anti-dilutive common stock equivalents	279	575	300	530

Cash Flow Information

Cash paid for interest and income taxes consisted of the following:

	Six Months Ended
	June 26,	June 28,
(in thousands)	2016	2015
Interest paid (net of amount capitalized)	$36,936	$41,515
Income taxes paid (net of refunds)	(4,689)	186,916

Other non-cash financing activities:
Financing obligation for contribution of real property to pension plan	$47,130
Reduction of pension obligation	(47,130)

The income tax payments in the six months ended June 26, 2016, were primarily related to the gain on the sale of a previous owned equity investment in the fourth quarter of 2014, offset by tax losses on bond repurchases in the fourth quarter of 2014.

Other non-cash financing activities relate to the contribution of real property to the Pension Plan. See Note 5 for further discussion.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In 2016, the FASB issued additional updates: ASU No. 2016-08, 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued update. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements. ASU 2014-09, as well as the additional FASB updates noted above, is effective for us for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. We do not plan to early adopt this guidance. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. It is effective for us for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements of Employee Share-Based Payment Accounting.” ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This guidance also clarifies the statement of cash flows presentation of certain components of share-based awards. ASU 2016-09 is effective for us for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We early adopted this standard as of the beginning of fiscal year 2016. While certain amendments of this standard were not applicable to us or were applied prospectively, certain other amendments were applied retrospectively as required by the standard. The adoption of this standard did not have an impact on any periods presented in our condensed consolidated financial statements.

2.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 27,	Amortization	June 26,
(in thousands)	2015	Expense	2016
Intangible assets subject to amortization	$833,254	$—	$833,254
Accumulated amortization	(663,735)	(23,994)	(687,729)
	169,519	(23,994)	145,525
Mastheads	179,132	—	179,132
Goodwill	705,174	—	705,174
Total	$1,053,825	$(23,994)	$1,029,831

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(in thousands)	2016	2015	2016	2015
Amortization expense	$11,996	$12,075	$23,994	$24,215

The estimated amortization expense for the remainder of fiscal year 2016 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2016 (Remainder)	$23,992
2017	48,907
2018	47,275
2019	23,769
2020	418
2021	296

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	June 26,	December 27,
Company	Interest	2016	2015
CareerBuilder, LLC	15.0	$237,348	$230,170
Other	Various	4,992	3,368
		$242,340	$233,538

During the six months ended June 26, 2016, our proportionate share of net income from certain investments listed in the table above was greater than 20% of our condensed consolidated net loss before taxes. Summarized condensed financial information, as provided to us by these certain investees, is as follows:

	Six months ended
	June 26,	June 28,
(in thousands)	2016	2015
Net revenues	$351,906	$351,189
Gross profit	328,770	325,238
Operating income	49,152	64,065
Net income	49,154	61,416

On February 23, 2016, we, along with Gannett Co. Inc. and Tribune Publishing Co. (now “tronc, Inc.”) (the “Selling Partners”) sold all of the assets in HomeFinder LLC (“HomeFinder”) to Placester Inc. (“Placester”) in exchange for a small stock ownership in Placester and an affiliate agreement with Placester to continue to allow the Selling Partners to sell Placester and HomeFinder’s products and services. As a result of this transaction, during the quarter ended March 27, 2016, we wrote off our HomeFinder investment of $0.9 million, which is recorded in equity income in unconsolidated companies, net, on our condensed consolidated statements of operations.

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	June 26,	June 26,	December 27,
(in thousands)	2016	2016	2015
Notes:
9.00% senior secured notes due in 2022	$506,415	$497,510	$506,571
5.750% notes due in 2017	34,645	34,247	54,551
7.150% debentures due in 2027	89,188	84,665	84,469
6.875% debentures due in 2029	276,230	260,447	259,834
Long-term debt	$906,478	$876,869	$905,425

Our outstanding notes are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $29.6 million and $31.9 million as of June 26, 2016, and December 27, 2015, respectively.

Debt Repurchases and Loss on Extinguishment of Debt

During the six months ended June 26, 2016, we repurchased a total of $30.8 million of notes through privately negotiated transactions as follows:

(in thousands)	Face Value
9.00% senior secured notes due in 2022	$10,000
5.750% notes due in 2017	20,797
Total notes repurchased	$30,797

We recorded a net gain on extinguishment of debt of $1.5 million during the six months ended June 26, 2016. We repurchased these notes at a discount and wrote off historical discounts and debt issuance costs during the six months ended June 26, 2016. There were no notes repurchased during the quarter ended June 26, 2016. During the quarter ended June 28, 2015, we repurchased $41.3 million of our 5.75% notes due in 2017 through a privately negotiated transaction. We recorded a loss on extinguishment of debt of $0.9 million during the quarter and six months ended June 28, 2015.

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

As of June 26, 2016, there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $31.0 million. There were no borrowings outstanding under the Credit Agreement as of June 26, 2016.

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

In addition, we have granted a security interest to the banks that are a party to the Credit Agreement and the trustee under the indenture governing the 9.00% Notes that includes, but is not limited to, intangible assets, inventory, receivables and certain minority investments as collateral for the debt. The security interest does not include any property, plant & equipment (“PP&E”), leasehold interests or improvements with respect to such PP&E which would be reflected on our condensed consolidated balance sheets or shares of stock and indebtedness of our subsidiaries.

Covenants under the Senior Debt Agreements

The financial covenant under the Credit Agreement requires us to comply with a maximum consolidated total leverage ratio measured quarterly. As of June 26, 2016, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00.  For purposes of consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20.0 million. As of June 26, 2016, we were in compliance with our debt covenants.

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

The elements of retirement expense are as follows:

	Quarters Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(in thousands)	2016	2015	2016	2015
Pension plans:
Service Cost	$4,700	$2,920	$9,400	$5,840
Interest Cost	22,167	21,249	44,334	42,497
Expected return on plan assets	(27,108)	(26,570)	(54,215)	(53,141)
Actuarial loss	4,595	5,548	9,191	11,097
Net pension expense	4,354	3,147	8,710	6,293
Net post-retirement benefit credit	(660)	(654)	(1,322)	(1,307)
Net retirement expenses	$3,694	$2,493	$7,388	$4,986

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan, and we entered into lease-back arrangements for the contributed facilities. This contribution was measured at fair value using level 3 inputs, which primarily consisted of expected cash flows and discount rate that we estimated market participants would seek for bearing the risk associated with such assets. After applying credits, we have no required pension contribution under the Employee Retirement Income Security Act for fiscal year 2016. We leased back the contributed facilities under 11-year leases with initial annual payments totaling approximately $3.5 million. A similar contribution of properties was made to the Pension Plan in 2011, and the accounting treatment for both contributions is described below.

The contributions and leasebacks of these properties are treated as financing transactions and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions until the termination of the individual leases on those properties. At the time of our contributions, our pension obligation was reduced and our financing obligations were recorded equal to the fair market value of the properties. The financing obligations are reduced by a portion of the lease payments made to the Pension Plan each month, and increased for imputed interest expense on the obligations to the extent imputed interest exceeds monthly payments. The long-term balance of this obligation at June 26, 2016, and December 27, 2015, was $53.1 million and $32.4 million, respectively, and relates to the contributions to the Pension Plan in 2016 and 2011.

In May 2016, the Pension Plan sold the Charlotte real property location for approximately $34.3 million and we terminated our lease on the property. The property was included in the 2011 contributions to the Pension Plan discussed previously. As a result of the sale by the Pension Plan, we recognized a $1.1 million loss on the sale of the Charlotte property in the other operating expenses on the condensed consolidated statement of operations for the quarter and six months ended June 26, 2016.

We have a defined contribution plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We suspended our matching contribution to the 401(k) plan in 2009 and as of June 26, 2016, we have not reinstated that benefit.

6.  COMMITMENTS AND CONTINGENCIES

In December 2008, carriers of The Fresno Bee filed a class action lawsuit against us and The Fresno Bee in the Superior Court of the State of California in Fresno County captioned Becerra v. The McClatchy Company (“Fresno case”) alleging that the carriers were misclassified as independent contractors and seeking mileage reimbursement. In February 2009, a substantially similar lawsuit, Sawin v. The McClatchy Company, involving similar allegations was filed by carriers of The

Sacramento Bee (“Sacramento case”) in the Superior Court of the State of California in Sacramento County. The class consists of roughly 5,000 carriers in the Sacramento case and 3,500 carriers in the Fresno case. The plaintiffs in both cases are seeking unspecified restitution for mileage reimbursement. With respect to the Sacramento case, in September 2013, all wage and hour claims were dismissed and the only remaining claim is an equitable claim for mileage reimbursement under the California Civil Code. In the Fresno case, in March 2014, all wage and hour claims were dismissed and the only remaining claim is an equitable claim for mileage reimbursement under the California Civil Code.

The court in the Sacramento case trifurcated the trial into three separate phases: the first phase addressed independent contractor status, the second phase will address liability, if any, and the third phase will address restitution, if any. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors. We objected to the tentative decision but the court ultimately adopted it as final. The court has not yet established a date for the second and third phases of trial concerning whether The Sacramento Bee is liable to the carriers in the class for mileage reimbursement or owes any restitution. In June 2016, The McClatchy Company was dismissed from the lawsuit, leaving The Sacramento Bee as the sole defendant.

The court in the Fresno case bifurcated the trial into two separate phases: the first phase addressed independent contractor status and liability for mileage reimbursement and the second phase was designated to address restitution, if any. The first phase of the Fresno case began in the fourth quarter of fiscal year 2014 and concluded in late March 2015. On April 14, 2016, the court in the Fresno case issued a statement of decision granting judgment in favor of us and The Fresno Bee.

In January 2016, Ponderay Newsprint Company (“PNC”), a general partnership that owns and operates a newsprint mill in the state of Washington, and of which we own a 27% interest, filed a complaint in the Superior Court of the State of Washington seeking declaratory judgment and alleging breach of contract and breach of the duty of good faith and fair dealing against Public Utility District No. 1 of Pend Oreille County (“PUD”) relating to the industrial power supply contracts (“Supply Contracts”) between PNC and the PUD.  This complaint followed the PUD’s assertion that PNC had effected a termination of the Supply Contracts by the submission of its most recent power schedule, which called for an uncertain, and probable declining, need for power between 2017-2019.  Based on PNC’s fervent belief that its power schedule was fully compliant with the Supply Contracts, the aforementioned complaint was filed. In March 2016, the PUD filed a counterclaim against PNC and a third-party complaint against the individual partners of PNC, alleging breach of contract.

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

As of June 26, 2016, we had $31.0 million of standby letters of credit secured under the LC Agreement (see Note 4, Long-Term Debt, for further discussion).

7.  STOCK PLANS

As discussed previously, all share amounts have been restated to reflect the reverse stock split that became effective on June 26, 2016, and applied retrospectively.

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the six months ended June 26, 2016:

		Weighted
		Average Grant
		Date Fair
		Value
Nonvested — December 27, 2015	153,880	$29.83
Granted	124,690	$10.62
Vested	(67,080)	$30.90
Forfeited	(3,250)	$16.49
Nonvested — June 26, 2016	208,240	$18.19

The total fair value of the RSUs that vested during the six months ended June 26, 2016, was $0.8 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the six months ended June 26, 2016:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 27, 2015	320,125	$73.49	$—
Forfeited	(50)	$27.60
Expired	(8,225)	$83.46
Outstanding June 26, 2016	311,850	$73.24	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of June 26, 2016, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Quarters Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(in thousands)	2016	2015	2016	2015
Stock-based compensation expense	$383	$538	$1,757	$2,252

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (together, the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 26, 2016, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2015 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 8, 2016. All period references are to our fiscal periods unless otherwise indicated.

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

We also own 15.0% of CareerBuilder, LLC, which operates the nation’s largest online jobs website, CareerBuilder.com, as well as certain other digital investments.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Revenues:
Advertising	58.2%	60.4%	57.7%	59.6%
Audience	37.3%	34.6%	37.7%	35.4%
Other	4.5%	5.0%	4.6%	5.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

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

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the quarter and six months ended June 26, 2016, and June 28, 2015.

Recent Developments

Reverse Stock Split

In May 2016, our Board of Directors approved a one-for-ten (1:10) reverse stock split of our issued and outstanding Class A and Class B common stock, which became effective June 7, 2016. As a result, every ten shares of our common stock outstanding were combined into one share of our common stock. No fractional shares were issued in connection with the reverse stock split. The par value and authorized number of shares of the Class A and Class B common stock were not adjusted as a result of the reverse stock split. All issued and outstanding Class A and Class B common stock and per share amounts contained within our condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect this reverse stock split for all periods presented. See Note 1 for additional discussion of this transaction.

Debt Repurchases and Extinguishment of Debt

During the three months ended March 27, 2016, we repurchased a total of $30.8 million of notes through privately negotiated transactions and recorded a net gain on extinguishment of debt of $1.5 million during the three months ended March 27, 2016.  No amounts were repurchased during the three months ended June 26, 2016.

Share Repurchase Program

In 2015, our Board of Directors authorized a share repurchase program for the repurchase of up to $15.0 million of our Class A Common Stock through December 31, 2016. This program was further amended in May 2016 to authorize a total of up to $20 million for the repurchase of our shares. The shares will be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. The number of shares repurchased and the average price per share has been retroactively adjusted to reflect the one-for-ten (1:10) reverse stock split completed on June 7, 2016. During the quarter ended June 26, 2016, we repurchased approximately 234 thousand shares at a weighted average price of $11.54 per share. As of June 26, 2016, we have repurchased 1.2 million shares or $14.2 million of the total buyback approved.

Contribution of Company-Owned Real Property to Pension Plan

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan, and we entered into lease-back arrangements for the contributed facilities. After applying credits, we had no required pension contribution under the Employee Retirement Income Security Act for fiscal year 2016. We leased back the contributed facilities under 11-year leases with initial annual payments totaling approximately $3.5 million. The contribution and leaseback of these properties in 2016 are treated as a financing transaction and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions until the termination of the individual leases on those properties. At the time of our contribution, our pension obligation was reduced and a financing obligation was recorded equal to $47.1 million. The financing obligation will be reduced by a portion of the lease payments made to the Pension Plan each month and increased for imputed interest expense on the obligations to the extent imputed interest exceeds monthly payments. The long-term balance of this obligation at June 26, 2016, and December 27, 2015, was $53.1 million and $32.4 million, respectively, and relates to certain real properties that were contributed to the Pension Plan in 2016 and 2011. See Note 5 for additional discussion of this transaction.

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarter and six months ended June 26, 2016, and June 28, 2015:

	Quarters Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Net loss	$(14,734)	$(296,497)	$(27,475)	$(307,843)

Net loss per diluted common share	$(1.89)	$(33.95)	$(3.48)	$(35.25)

The decrease in the net loss in the quarter and six months ended June 26, 2016, compared to the same periods in 2015 was largely due to the impairment charges of $300.4 million recorded in the quarter ended June 28, 2015 (see Note 2). In addition, the quarter and six months ended June 26, 2016, results were impacted by lower revenues and an increase in accelerated depreciation and other costs incurred to reduce our future overhead, as described more fully below.

Revenues

The following table summarizes our revenues by category:

	Quarters Ended				Six Months Ended
	June 26,	June 28,	$	%	June 26,	June 28,	$	%
(in thousands)	2016	2015	Change	Change	2016	2015	Change	Change
Advertising:
Retail	$68,579	$77,468	$(8,889)	(11.5)	$135,298	$154,074	$(18,776)	(12.2)
National	10,511	11,094	(583)	(5.3)	20,382	20,652	(270)	(1.3)
Classified:
Automotive	8,156	9,313	(1,157)	(12.4)	16,626	18,515	(1,889)	(10.2)
Real estate	6,408	7,171	(763)	(10.6)	12,744	14,018	(1,274)	(9.1)
Employment	6,423	8,158	(1,735)	(21.3)	12,689	16,043	(3,354)	(20.9)
Other	14,886	15,313	(427)	(2.8)	29,504	30,290	(786)	(2.6)
Total classified	35,873	39,955	(4,082)	(10.2)	71,563	78,866	(7,303)	(9.3)
Direct marketing and other	25,937	30,003	(4,066)	(13.6)	49,913	56,175	(6,262)	(11.1)
Total advertising	140,900	158,520	(17,620)	(11.1)	277,156	309,767	(32,611)	(10.5)
Audience	90,479	90,842	(363)	(0.4)	181,141	184,051	(2,910)	(1.6)
Other	10,855	12,998	(2,143)	(16.5)	21,916	25,720	(3,804)	(14.8)
Total revenues	$242,234	$262,360	$(20,126)	(7.7)	$480,213	$519,538	$(39,325)	(7.6)

During the quarter and six months ended June 26, 2016, total revenues decreased 7.7% and 7.6%, respectively, compared to the same periods in 2015 primarily due to the continued decline in demand for print advertising. Consistent with the end of 2015, the largest impact on print advertising came from large retail advertisers who began reducing preprinted insert advertising and in-newspaper ROP advertising in 2015 and reduced it further in 2016. Another factor contributing to the decline in print advertising revenues is the desire of advertisers to reach online customers, and the secular shift in advertising demand from print to digital products.

Advertising Revenues

Total advertising revenues decreased 11.1% and 10.5% during the quarter and six months ended June 26, 2016, respectively, compared to the same periods in 2015. While we experienced declines in all of our advertising revenue categories, including some digital advertising revenues, the decrease in total advertising revenues was primarily related to declines in print retail and print and digital classified advertising revenues. These decreases in advertising revenues were partially offset by increases in several digital revenue categories, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Advertising:
Retail	48.7%	48.9%	48.8%	49.7%
National	7.5%	7.0%	7.4%	6.7%
Classified	25.4%	25.2%	25.8%	25.5%
Direct marketing and other	18.4%	18.9%	18.0%	18.1%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and six months ended June 26, 2016, retail advertising revenues decreased 11.5% and 12.2%, respectively, compared to the same periods in 2015. In the second quarter, the decrease in retail advertising revenues was primarily due to decreases of 20.1% in print ROP advertising revenues and 16.9% in preprint advertising revenues, compared to the same period in 2015. These decreases were partially offset by increases in digital retail advertising of 7.5% in the second quarter, compared to the same period in 2015. In the first six months of 2016, the decrease in retail advertising revenues was primarily due to decreases of 18.7% in print ROP advertising revenues and 17.9% in preprint advertising revenues, compared to the same period in 2015. These decreases were partially offset by increases in digital retail advertising of 5.3% in the first six months of 2016, compared to the same period in 2015. The overall decreases in retail advertising revenues, in the second quarter and first six months of 2016 were widespread among the ROP and preprint categories, and reflect a pullback by large retailers.

National:

National advertising revenues decreased 5.3% and 1.3% during the quarter and six months ended June 26, 2016, respectively, compared to the same periods in 2015. While we experienced a 24.0% and 21.5% decrease in print national advertising during the second quarter and first six months of 2016, respectively, compared to the same periods in 2015, we had an increase of 21.7% and 28.6% in digital national advertising during the same periods. Overall, the increase in digital national advertising revenues during the second quarter and first six months of 2016, was largely led by programmatic digital advertising, including mobile, political and video revenues.

Classified:

During the quarter and six months ended June 26, 2016, classified advertising revenues decreased 10.2% and 9.3%, respectively, compared to the same periods in 2015. During the second quarter of 2016, compared to the same period in 2015, we experienced decreases in print classified advertising of 14.3% and decreases in digital classified advertising of 4.4%. During the first six months of 2016, compared to the same period in 2015, we experienced decreases in print classified advertising of 13.2% and decreases in digital classified advertising of 3.5%. During the second quarter and first six months of 2016, the print automotive, print real estate and the print and digital employment categories represented our largest declines in total classified advertising during the period. These decreases were partially offset by increases in digital automotive, real estate and legal classified categories.

The following is a discussion of the major classified advertising categories for the quarters and six months ended June 26, 2016, compared to the same periods in 2015:

•

Automotive advertising revenues decreased 12.4% and 10.2% in the second quarter and first six months of 2016, respectively. Print automotive advertising revenues declined 34.7% and 33.5% in those same periods, respectively, compared to digital automotive advertising revenues that were up 3.4% and 7.5% in those same periods, respectively, as advertisers continued to shift advertising buys from print to digital products.

•

Real estate advertising revenues decreased 10.6% and 9.1% in the second quarter and first six months of 2016, respectively. Print real estate advertising revenues declined 18.2% and 15.5% in those same periods, respectively, while digital real estate advertising increased 0.4% and 0.9% in those same periods, respectively. Print real estate revenues have decreased as the real estate advertising market shifts from print media to digital media.

•

Employment advertising revenues decreased 21.3% and 20.9% in the second quarter and first six months of 2016, respectively. The employment market continues to shift from traditional print media to digital media, however, there is a wide array of digital media options for employment advertising, including large online-only job market companies, such as CareerBuilder.com, of which we own 15% and account for on an equity method. As a result, we have experienced declines in both our print and digital employment advertising. Print employment advertising revenues declined 21.8% and 20.6% and digital employment advertising revenues declined 20.8% and 21.2% in the second quarter and first six months of 2016, respectively.

•

Other classified advertising revenues, which include legal, remembrance and celebration notices and miscellaneous advertising, decreased 2.8% and 2.6% in the second quarter and first six months of 2016, respectively. Other classified advertising revenues appearing in print declined 3.7% and 2.9% in those same periods, respectively. Other classified advertising revenues appearing in digital increased 0.3% and declined 1.5% in those same periods, respectively.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 30.8% and 30.1% of total advertising revenues in the quarter and six months ended June 26, 2016, respectively, compared to 26.2% and 25.8%, respectively, for the same periods in 2015. Total digital advertising includes digital advertising both bundled with print and digital advertising sold on a stand-alone basis or as the primary advertising buy with print sold as an “up-sell.” The latter is referred to as “digital-only” advertising. In the second quarter, total digital advertising revenues increased 4.4% to $43.4 million compared to the same period in 2015. In the first six months of 2016, total digital advertising revenues increased 4.2% to $83.4 million compared to the same period in 2015. Digital-only advertising revenues increased 16.1% to $29.8 million in the second quarter of 2016, compared to the same period in 2015. Digital-only advertising revenues increased 17.0% to $56.5 million in the first six months of 2016, compared to the same period in 2015. The advertising industry is still experiencing a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers. While our market share in digital advertising has grown, we expect to continue to face intense competition in the digital advertising space. Digital advertising revenues bundled with print products declined 14.5% and 15.2% in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 13.6% and 11.1% during the quarter and six months ended June 26, 2016, respectively, compared to the same periods in 2015. The decrease was largely due to the declines in preprint retail advertising by large retail customers as described above and, to a lesser extent to, the elimination of certain niche products during fiscal year 2015 that did not meet our profit expectations.

Audience Revenues

Audience revenues decreased 0.4% and 1.6% during the quarter and six months ended June 26, 2016, compared to the same period in 2015. Overall, audience revenues included increases of 1.5% and 3.0% in digital audience revenues during those same periods of 2016, respectively, offset by lower print circulation volumes. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. Digital-only audience revenues increased 11.2% and 10.7% in the second quarter and first six months of 2016, respectively. The increase in digital-only audience revenues is as a result of a 5.9% increase in our digital-only subscribers to 80,000 as of the second quarter of 2016 compared to 75,500 as of the second quarter of  2015, and to digital rate increases in some markets.

Operating Expenses

Total operating expenses decreased 55.6% and 39.6% in the quarter and six months ended June 26, 2016, compared to the same periods in 2015, primarily due to the impairment charges of $300.4 million recorded in 2015. The decrease in these periods was also due in part to our continued effort to reduce costs, partially offset by an increase in accelerated depreciation compared to the same periods in 2015. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies as well as headcount reductions.

The following table summarizes operating expenses:

	Quarters Ended				Six Months Ended
	June 26,	June 28,	$	%	June 26,	June 28,	$	%
(in thousands)	2016	2015	Change	Change	2016	2015	Change	Change
Compensation expenses	$98,237	$101,091	$(2,854)	(2.8)	$201,011	$207,763	$(6,752)	(3.2)
Newsprint, supplements and printing expenses	19,565	24,523	(4,958)	(20.2)	38,597	49,299	(10,702)	(21.7)
Depreciation and amortization expenses	24,430	24,934	(504)	(2.0)	48,992	48,597	395	0.8
Other operating expenses	102,695	100,349	2,346	2.3	200,353	203,574	(3,221)	(1.6)
Goodwill and other asset impairments	—	300,429	(300,429)	nm	—	300,429	(300,429)	nm
	$244,927	$551,326	$(306,399)	(55.6)	$488,953	$809,662	$(320,709)	(39.6)

_____________________

nm – not meaningful

Compensation expenses decreased 2.8% and 3.2% in the quarter and six months ended June 26, 2016, respectively, compared to the same periods in 2015. The decrease was primarily due to a decrease of 3.2% and 5.0% in payroll expenses in these periods, respectively, compared to the same periods in 2015, reflecting an 8.3% and 8.5% decline, respectively, in average full-time equivalent employees. Fringe benefits costs decreased 1.3% in the second quarter and increased 4.6% in the first six months of 2016 compared to the same periods in 2015. The increase was primarily due to a charge incurred when we outsourced the printing production at one of our media companies and exited the multiemployer pension plans that covered the affected employees.

Newsprint, supplements and printing expenses decreased 20.2% and 21.7% in the quarter and six months ended June 26, 2016, respectively, compared to the same periods in 2015. Newsprint expense declined 20.2% and 23.3% during the same periods, respectively, compared to the same periods in 2015. The newsprint declines reflect a newsprint usage decline of 13.1% and 13.8% and a decrease in newsprint prices of 8.2% and 11.0% during the second quarter and first six months of 2016, respectively. During these same periods, the decrease in newsprint expense was also attributable to a decrease in printing costs of $1.9 million and $3.4 million, respectively, related to lower outsourced printing costs and lower direct marketing printing costs, as discussed above.

Depreciation and amortization expenses decreased 2.0% and increased 0.8% in the quarter and six months ended June 26, 2016, respectively, compared to the same periods in 2015. Depreciation expense decreased $0.4 million in the second quarter of 2016, compared to the same period in 2015, as a result of $2.6 million of assets becoming fully depreciated in previous periods, partially offset by an increase of $2.2 million in accelerated depreciation. Depreciation expense increased $0.6 million in the first six months of 2016 compared to the same period in 2015, due to $4.3 million of assets becoming fully depreciated in previous periods, completely offset by an increase of $4.9 million in accelerated depreciation. During the second quarter and first six months of 2016, we incurred accelerated depreciation of $3.8 million and $6.6 million, respectively, compared to $1.6 million and $1.8 million in the second quarter and first six months of 2015. Amortization expense decreased $0.1 million and $0.2 million in the second quarter and first six months of 2016, compared to the same periods in 2015.

Other operating expenses increased 2.3% and decreased 1.6% in the quarter and six months ended June 26, 2016, respectively, compared to the same periods in 2015. The increase in the second quarter of 2016 was primarily due to $6.8 million in relocation and other costs incurred in the short-term, which allows for significant future cost savings. These costs were partially offset by decreases in professional fees of $0.5 million and decreases in circulation delivery costs of $3.4 million. The decrease in the first six months of 2016 was primarily due to decreases in professional fees of $3.6 million and circulation delivery costs of $6.6 million partially offset by $7.5 million in relocation and other costs incurred in the short-term, which allows for significant future cost savings.

Goodwill and other asset impairments includes impairment charges related to goodwill of $290.9 million and intangible newspaper masthead impairment charge of $9.5 million, which were both recorded during the quarter ended June 28, 2015. See Note 2 for additional discussion.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 4.3% and 6.8% in the quarter and six months ended June 26, 2016, respectively, compared to the same periods in 2015, primarily reflecting lower overall debt balances due to the repurchases made during 2015 and during the first quarter of 2016.

Equity Income:

Total income from unconsolidated investments decreased 8.8% and 28.4% during the quarter and six months ended June 26, 2016, respectively, compared to the same periods in 2015, due to lower income from our equity method investments as well as the write-down of our HomeFinder LLC investment of $0.9 million during the quarter ended March 27, 2016.

Gains related to equity investments:

We recognized $7.5 million and $8.1 million in gains related to a previously sold equity investment during the quarter and six months ended June 28, 2015, respectively, as a result of a final cash contribution of $7.5 million that was received in April 2015 and a final working capital adjustment of $0.6 million that was received in the first quarter of 2015.

Income Taxes:

In the quarter and six months ended June 26, 2016, we recorded an income tax benefit of $4.7 million and $14.8 million, respectively. The income tax benefit differs from the expected federal amounts primarily due to the tax impact of state income taxes and other certain discrete tax items.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $15.9 million as of June 26, 2016, compared to $32.1 million as of June 28, 2015, and $9.3 million as of December 27, 2015.

We expect that most of our cash and cash equivalents, and our cash generated from operations, for the foreseeable future will be used to repay debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to the Pension Plan, repurchase stock, and other corporate uses as determined by management and our Board of Directors. As of June 26, 2016, we had approximately $906.5 million in total aggregate principal amounts of debt outstanding, consisting of $34.7 million of our 5.750% notes due in 2017, $506.4 million of our 9.00% Notes due 2022 and $365.4 million of our notes maturing in 2027 and 2029. We expect that we will refinance a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We may also be required to use cash on hand or cash from operations to meet these obligations. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Six Months Ended
	June 26,	June 28,
(in thousands)	2016	2015
Cash flows provided by (used in)
Operating activities	$51,077	$(145,105)
Investing activities	(8,591)	84
Financing activities	(35,939)	(43,720)
Increase (decrease) in cash and cash equivalents	$6,547	$(188,741)

Operating Activities:

We generated $51.1 million of cash from operating activities in the six months ended June 26, 2016, compared to using $145.1 million of cash in the six months ended June 28, 2015. The change is primarily due to the timing of income tax refunds in 2016 compared to income tax payments in 2015, as discussed below. In the first six months of 2016, we had net income tax refunds of $4.7 million compared to income tax payments of $186.9 million in the first six months of 2015. This difference was primarily related to the 2015 tax payments on the gain on the sale of a previously owned equity investment that was recorded in the fourth quarter of 2014, offset by the net tax losses on bond repurchases in the fourth quarter of 2014.

Pension Plan Matters

In February 2016 we contributed certain of our real property appraised at $47.1 million to our Pension Plan. After applying credits, we had no required pension contribution under the Employee Retirement Income Security Act in fiscal year 2016. The contribution of real property will exceed our required pension contribution for 2016, and we expect it to reduce our future pension contributions and expense, all other things being equal. We made no cash contributions to the Pension Plan during 2015 or the six months ended June 26, 2016.

Investing Activities:

We used $8.6 million of cash from investing activities in the six months ended June 26, 2016, which was primarily due to the purchase of property, plant and equipment for $8.5 million. We expect capital expenditures to be in the range of $16.0 million to $19.0 million in fiscal year 2016. We generated $0.1 million of cash from investing activities in the six months ended June 28, 2015, which was primarily due to the receipt of a final distribution for $7.5 million from a former equity investment that was offset by the purchases of property, plant and equipment for $7.2 million.

Financing Activities:

We used $35.9 million of cash from financing activities in the six months ended June 26, 2016, primarily related to the repurchase of debt and purchase of treasury shares. During the six months ended June 26, 2016, we repurchased $30.8 million of our 5.75% Notes and 9.00% Notes for $28.8 million in cash in privately negotiated repurchases. See Note 4, Long-Term Debt, for further discussion. In addition, $6.6 million was used to purchase treasury shares during the first six months of 2016, primarily related to the repurchases of 567 thousand shares of our Class A Common Stock (see Recent Developments previously) for $6.3 million in cash. We used $43.7 million of cash from financing activities in the first six months of 2015, primarily related to the repurchase of $41.3 million of 5.75% Notes. In addition, $1.3 million was used to purchase treasury shares during the first six months of 2015, primarily related to the repurchase of 57 thousand shares of our Class A Common Stock for $0.7 million in cash.

Contractual Obligations:

As of June 26, 2016, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of June 26, 2016, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 26, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			(c) Total Number of	(d) Approximate Dollar
	(a) Total Number		Shares Purchased as Part	Value of Shares that May
	of Shares	(b) Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Paid per Share	Program	the Program
03/28/2016-05/01/2016	89,852	$11.32	1,037,762	$2,509,903
05/02/2016-05/29/2016	78,567	$11.00	1,116,329	$6,645,743
05/30/2016-06/26/2016	65,240	$12.49	1,181,569	$5,830,843
Total Second Quarter 2016	233,659	$11.54	1,181,569	$5,830,843

In 2015, our Board of Directors authorized a share repurchase program for the repurchase of up to $15.0 million of our Class A Common Stock through December 31, 2016. This program was further amended in May 2016 to authorize a total of up to $20 million to repurchase shares. The shares will be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. The number of shares repurchased and the average price per share has been retroactively adjusted to reflect the one-for-ten (1:10) reverse stock split completed on June 7, 2016.

ITEM 6. EXHIBITS

Exhibits, filed as part of this Quarterly Report on Form 10-Q, are listed in the Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

August 4, 2016	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

August 4, 2016	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
3.1		Amended and restated Certificate of Incorporation of The McClatchy Company	8-K	3.1	June 7, 2016
10.1		Form of Contribution Agreement dated February 11, 2016	8-K	10.1	February 12, 2016
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

** Furnished, not filed