Form 10-Q
period 2016-09-25
MCCLATCHY CO
filed 2016-11-03
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 25, 2016

or

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

Large accelerated filer ◻	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ◻	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ◻  No ☒

As of October 28, 2016, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,131,894
Class B Common Stock	2,443,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
REVENUES — NET:
Advertising	$133,212	$149,860	$410,368	$459,627
Audience	91,022	89,310	272,163	273,361
Other	10,467	12,041	32,383	37,761
	234,701	251,211	714,914	770,749
OPERATING EXPENSES:
Compensation	95,045	95,015	296,056	302,778
Newsprint, supplements and printing expenses	19,320	22,583	57,917	71,882
Depreciation and amortization	20,559	27,295	69,551	75,892
Other operating expenses	97,912	97,929	298,265	301,503
Goodwill impairment and other asset write-downs (see Notes 1 and 2)	330	—	330	300,429
	233,166	242,822	722,119	1,052,484

OPERATING INCOME (LOSS)	1,535	8,389	(7,205)	(281,735)

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(20,953)	(21,230)	(62,423)	(65,740)
Interest income	110	64	318	197
Equity income in unconsolidated companies, net	3,632	5,158	9,745	13,701
Gains related to equity investments	—	—	—	8,093
Gain (loss) on extinguishment of debt, net	—	1,632	1,535	749
Other — net	(13)	(44)	20	(292)
	(17,224)	(14,420)	(50,805)	(43,292)

Loss before income taxes	(15,689)	(6,031)	(58,010)	(325,027)
Income tax benefit	(5,885)	(4,882)	(20,731)	(16,035)
NET LOSS	$(9,804)	$(1,149)	$(37,279)	$(308,992)

Net loss per common share:
Basic	$(1.30)	$(0.15)	$(4.77)	$(35.40)
Diluted	$(1.30)	$(0.15)	$(4.77)	$(35.40)

Weighted average number of common shares:
Basic	7,614	8,717	7,809	8,728
Diluted	7,614	8,717	7,809	8,728

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; amounts in thousands)

	Quarters Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
NET LOSS	$(9,804)	$(1,149)	$(37,279)	$(308,992)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Change in pension and post-retirement benefit plans, net of taxes of $(1,535), $(1,921), $(4,604) and $(5,763)	2,303	2,881	6,907	8,645
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $547, $128, $625 and $382	(819)	(192)	(937)	(572)
Other comprehensive income	1,484	2,689	5,970	8,073
Comprehensive income (loss)	$(8,320)	$1,540	$(31,309)	$(300,919)

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	September 25,	December 27,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$23,179	$9,332
Trade receivables (net of allowances of $3,544 in 2016 and $4,451 in 2015)	96,694	138,153
Other receivables	12,338	16,367
Newsprint, ink and other inventories	14,474	16,659
Assets held for sale	13,184	5,357
Other current assets	15,375	19,194
	175,244	205,062

Property, plant and equipment, net	305,676	364,219
Intangible assets:
Identifiable intangibles — net	312,659	348,651
Goodwill	705,174	705,174
	1,017,833	1,053,825
Investments and other assets:
Investments in unconsolidated companies	244,908	233,538
Deferred income taxes	30,676	1,312
Other assets	65,263	65,078
	340,847	299,928
	$1,839,600	$1,923,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,327	$—
Accounts payable	32,701	41,751
Accrued pension liabilities	8,450	8,450
Accrued compensation	26,752	29,410
Income taxes payable	3,311	687
Unearned revenue	63,728	60,811
Accrued interest	16,734	9,423
Other accrued liabilities	23,932	15,195
	209,935	165,727
Non-current liabilities:
Long-term debt	843,415	905,425
Pension and postretirement obligations	526,914	581,852
Financing obligations	53,502	32,398
Other long-term obligations	50,350	44,869
	1,474,181	1,564,544
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,948,624 in 2016 and 5,878,253 in 2015)	59	59
Class B (authorized 60,000,000 shares, issued 2,443,191 in 2016 and 2015)	24	24
Additional paid-in-capital	2,222,335	2,220,230
Accumulated deficit	(1,640,825)	(1,603,546)
Treasury stock at cost, 848,230 shares in 2016 and 165,217 shares in 2015	(10,271)	(2,196)
Accumulated other comprehensive loss	(415,838)	(421,808)
	155,484	192,763
	$1,839,600	$1,923,034

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Nine Months Ended
	September 25,	September 27,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,279)	$(308,992)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	69,551	75,892
Gains on disposal of equipment	(684)	(83)
Retirement benefit expense	11,082	7,478
Stock-based compensation expense	2,105	2,750
Equity income in unconsolidated companies	(9,745)	(13,701)
Gains related to equity investments	—	(8,093)
Distributions of income from equity investments	—	7,500
Gain on extinguishment of debt, net	(1,535)	(749)
Goodwill impairment and other asset write-downs	330	300,429
Other	(4,723)	(4,389)
Changes in certain assets and liabilities:
Trade receivables	41,459	31,672
Inventories	2,185	646
Other assets	2,671	(1,693)
Accounts payable	(9,050)	(10,897)
Accrued compensation	(2,658)	(1,996)
Income taxes	(25,728)	(211,623)
Accrued interest	7,311	7,155
Other liabilities	15,961	(189)
Net cash provided by (used in) operating activities	61,253	(128,883)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,541)	(10,766)
Proceeds from sale of property, plant and equipment and other	3,067	224
Distributions from equity investments	—	7,460
Contributions to equity investments	(2,917)	(1,250)
Proceeds from sale of equity investments	—	633
Net cash used in investing activities	(10,391)	(3,699)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes	(28,804)	(64,281)
Purchase of treasury shares	(8,075)	(2,761)
Other	(136)	(1,627)
Net cash used in financing activities	(37,015)	(68,669)
Increase (decrease) in cash and cash equivalents	13,847	(201,251)
Cash and cash equivalents at beginning of period	9,332	220,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,179	$19,610

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

We also own 15.0% of CareerBuilder LLC (“CareerBuilder”), which operates the nation’s largest online jobs website, CareerBuilder.com, as well as certain other digital investments. In September 2016, TEGNA Inc., a majority holder of CareerBuilder, announced that it and other owners, including us, would evaluate strategic alternatives for CareerBuilder. No specific timeline was announced for this process.

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

Reverse Stock Split

Following our May 2016 annual meeting of shareholders, our Board of Directors approved a one-for-ten (1:10) reverse stock split of our issued and outstanding Class A and Class B common stock, which became effective June 7, 2016. As a result, every ten shares of our common stock outstanding were combined into one share of our common stock. The ratio was the same for the Class A common stock and the Class B common stock and each shareholder held the same percentage of Class A and Class B common stock outstanding immediately following the reverse stock split as the shareholder held immediately prior to the reverse stock split. No fractional shares were issued in connection with the reverse stock split. The par value and authorized number of shares of the Class A and Class B common stock were not adjusted as a result of the reverse stock split. All issued and outstanding Class A and Class B common stock and per share amounts contained within our condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of September 25, 2016, and December 27, 2015, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At September 25, 2016 and December 27, 2015, the estimated fair value of long-term debt was $821.4 million and $729.8 million, respectively. At September 25, 2016, and December 27, 2015, the carrying value of our long-term debt, including the current portion of long-term debt, was $877.7 million and $905.4 million, respectively.

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

Property, Plant and Equipment

During the quarter and nine months ended September 25, 2016, we incurred $0.3 million and $6.9 million in accelerated depreciation related to production equipment no longer needed as a result of outsourcing our printing process at certain of our media companies and replacing an old printing press at one of our media companies. During the quarter and nine months ended September 27, 2015, we incurred $4.9 million and $6.7 million in accelerated depreciation primarily related to production equipment associated with outsourcing our printing process at a few of our media companies.

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(in thousands)	2016	2015	2016	2015
Depreciation expense	$8,561	$15,224	$33,559	$39,606

Assets Held for Sale

Assets held for sale includes land and buildings at two of our media companies that we began to actively market for sale during the nine months ended September 25, 2016, and a parking structure at another media company that we began to actively market for sale during 2015. In connection with the classification to assets held for sale, the carrying value of the land and building of one of the media companies was reduced to their estimated fair value less selling costs, as determined based on the current market conditions and the selling price. As a result, a write-down of $0.3 million was recorded in the quarter and nine months ended September 25, 2016, and is included in goodwill impairment and other asset write-downs on the condensed consolidated statements of operations.

Intangible Assets and Goodwill

We test for impairment of goodwill annually, at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two‑step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate, and for the market based approach, private and public market trading multiples for newspaper assets. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. We had no impairment of goodwill during the quarter or nine months ended September 25, 2016. During the quarter ended June 28, 2015, we performed interim tests of impairment of goodwill due to the continuing challenging business conditions and the resulting weakness in our stock price. As a result, we recorded an impairment charge related to goodwill of $290.9 million in the nine months ended September 27, 2015, which was recorded in the goodwill impairment and other asset write-downs line item on our condensed consolidated statements of operations.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach that utilizes the discounted cash flow model discussed above, to determine the fair value of each newspaper masthead. We had no impairment of newspaper mastheads during the quarter and nine months ended September 25, 2016.  During the quarter ended June 28, 2015, we performed interim tests of impairment of intangible newspaper mastheads due to the continuing challenging business conditions and the resulting weakness in our stock price. As a result, we recorded an intangible newspaper masthead impairment charge of $9.5 million in the nine months ended September 27, 2015, which was recorded in the goodwill impairment and other asset write-downs line item on our condensed consolidated statements of operations.

Long‑lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during the quarter and nine months ended September 25, 2016, or September 27, 2015.

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

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 27, 2015	$(411,956)	$(9,852)	$(421,808)
Other comprehensive income (loss) before reclassifications	—	(937)	(937)
Amounts reclassified from AOCL	6,907	—	6,907
Other comprehensive income (loss)	6,907	(937)	5,970
Balance at September 25, 2016	$(405,049)	$(10,789)	$(415,838)

	Amount Reclassified from AOCL
	Quarters Ended		Nine Months Ended
(in thousands)	September 25,	September 27,	September 25,	September 27,	Affected Line in the Condensed
AOCL Component	2016	2015	2016	2015	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$3,838	$4,802	$11,511	$14,408	Compensation
	(1,535)	(1,921)	(4,604)	(5,763)	Benefit for income taxes
	$2,303	$2,881	$6,907	$8,645	Net of tax

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

	Quarters Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(shares in thousands)	2016	2015	2016	2015
Anti-dilutive common stock equivalents	305	524	284	544

Cash Flow Information

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Nine Months Ended
	September 25,	September 27,
(in thousands)	2016	2015
Interest paid (net of amount capitalized)	$47,349	$53,241
Income taxes paid (net of refunds)	762	197,718

Other non-cash financing activities:
Increase of financing obligation for contribution of real property to pension plan	$47,130
Reduction of pension obligation for contribution of real property to pension plan	(47,130)
Reduction of financing obligation for sale of Charlotte property by pension plan	(25,060)
Reduction of property, plant and equipment, net for sale of Charlotte property by pension plan	(26,171)

The income tax payments in the nine months ended September 27, 2015, were primarily related to the net taxes paid for a gain on the sale of a previous owned equity investment in the fourth quarter of 2014, offset by tax losses on bond repurchases in the fourth quarter of 2014. While the transactions occurred in the fourth quarter of 2014, the actual tax payments were made in the first quarter of 2015.

Other non-cash financing activities relate to the contribution of real property to the Pension Plan and to the sale of one of the properties by the Pension Plan. See Note 5 for further discussion.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It is effective for us for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

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

2.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 27,	Amortization	September 25,
(in thousands)	2015	Expense	2016
Intangible assets subject to amortization	$833,254	$—	$833,254
Accumulated amortization	(663,735)	(35,992)	(699,727)
	169,519	(35,992)	133,527
Mastheads	179,132	—	179,132
Goodwill	705,174	—	705,174
Total	$1,053,825	$(35,992)	$1,017,833

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(in thousands)	2016	2015	2016	2015
Amortization expense	$11,998	$12,071	$35,992	$36,286

The estimated amortization expense for the remainder of fiscal year 2016 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2016 (Remainder)	$11,994
2017	48,907
2018	47,275
2019	23,769
2020	418
2021	296

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	September 25,	December 27,
Company	Interest	2016	2015
CareerBuilder, LLC	15.0	$240,248	$230,170
Other	Various	4,660	3,368
		$244,908	$233,538

In September 2016, TEGNA Inc., a majority holder of CareerBuilder, announced that it and other owners, including us, would evaluate strategic alternatives for CareerBuilder. No specific timeline was announced for this process.

During the nine months ended September 25, 2016, our proportionate share of net income from certain investments listed in the table above was greater than 20% of our condensed consolidated net loss before taxes. Summarized condensed financial information, as provided to us by these certain investees, is as follows:

	Nine months ended
	September 25,	September 27,
(in thousands)	2016	2015
Net revenues	$523,823	$526,729
Gross profit	494,632	490,140
Operating income	78,077	100,495
Net income	77,599	97,887

On February 23, 2016, we, along with Gannett Co. Inc. and Tribune Publishing Co. (now “tronc, Inc.”) (the “Selling Partners”) sold all of the assets in HomeFinder LLC (“HomeFinder”) to Placester Inc. (“Placester”) in exchange for a small stock ownership in Placester and a 3-year affiliate agreement with Placester to continue to allow the Selling Partners to sell Placester and HomeFinder’s products and services. As a result of this transaction, during the quarter ended March 27, 2016, we wrote off our HomeFinder investment of $0.9 million, which is recorded in equity income in unconsolidated companies, net, on our condensed consolidated statements of operations.

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	September 25,	September 25,	December 27,
(in thousands)	2016	2016	2015
Notes:
9.00% senior secured notes due in 2022	$506,415	$497,898	$506,571
5.750% notes due in 2017	34,645	34,327	54,551
7.150% debentures due in 2027	89,188	84,763	84,469
6.875% debentures due in 2029	276,230	260,754	259,834
Long-term debt	$906,478	$877,742	$905,425
Less current portion	34,645	34,327	—
Total long-term debt, net of current	$871,833	$843,415	$905,425

Our outstanding notes are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $28.7 million and $31.9 million as of September 25, 2016, and December 27, 2015, respectively.

During the quarter ended September 25, 2016, we classified our 5.75% notes due on September 1, 2017, to current portion of long-term debt on the condensed consolidated balance sheet. In October 2016, we repurchased a total $17.8 million of the 5.75% notes through a privately negotiated transaction and we expect to record a loss on extinguishment of debt of approximately $0.4 million during the quarter ended December 25, 2016.

Debt Repurchases and Gain on Extinguishment of Debt

During the nine months ended September 25, 2016, we repurchased a total of $30.8 million of notes through privately negotiated transactions as follows:

(in thousands)	Face Value
9.00% senior secured notes due in 2022	$10,000
5.750% notes due in 2017	20,797
Total notes repurchased	$30,797

We recorded a net gain on extinguishment of debt of $1.5 million during the nine months ended September 25, 2016. We repurchased these notes at a discount and wrote off historical discounts and debt issuance costs during the nine months ended September 25, 2016. There were no notes repurchased during the quarter ended September 25, 2016. During the quarter and nine months ended September 27, 2015, we repurchased $25.0 million and $66.4 million, respectively, of our notes through privately negotiated transactions. We recorded a net gain on extinguishment of debt of $1.6 million and $0.7 million during the quarter and nine months ended September 27, 2015.

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

As of September 25, 2016, there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $30.7 million. There were no borrowings outstanding under the Credit Agreement as of September 25, 2016.

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

Covenants under the Senior Debt Agreements

The financial covenant under the Credit Agreement requires us to comply with a maximum consolidated total leverage ratio measured quarterly. As of September 25, 2016, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00.  For purposes of consolidated total leverage ratio, debt is largely defined as net debt, which is debt net of cash on hand in excess of $20.0 million. As of September 25, 2016, we were in compliance with our financial covenants.

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

The elements of retirement expense are as follows:

	Quarters Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(in thousands)	2016	2015	2016	2015
Pension plans:
Service Cost	$4,700	$2,920	$14,100	$8,760
Interest Cost	22,167	21,248	66,501	63,745
Expected return on plan assets	(27,107)	(26,571)	(81,322)	(79,712)
Actuarial loss	4,596	5,548	13,787	16,645
Net pension expense	4,356	3,145	13,066	9,438
Net post-retirement benefit credit	(662)	(653)	(1,984)	(1,960)
Net retirement expenses	$3,694	$2,492	$11,082	$7,478

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan, and we entered into lease-back arrangements for the contributed facilities. This contribution was measured at fair value using Level 3 inputs, which primarily consisted of expected cash flows and discount rate that we estimated market participants would seek for bearing the risk associated with such assets. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we have no required pension contribution under the Employee Retirement Income Security Act for fiscal year 2016. We leased back the contributed facilities under 11-year leases with initial annual payments totaling approximately $3.5 million. A similar contribution of properties was made to the Pension Plan in 2011, and the accounting treatment for both contributions is described below.

The contributions and leasebacks of these properties are treated as financing transactions and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions of any property until the sale of the property by the Pension Plan. At the time of our contributions, our pension obligation was reduced and our financing obligations were recorded equal to the fair market value of the properties. The financing obligations are reduced by a portion of the lease payments made to the Pension Plan each month, and increased for imputed interest expense on the obligations to the extent imputed interest exceeds monthly payments. The long-term balance of this obligation at September 25, 2016, and December 27, 2015, was $53.5 million and $32.4 million, respectively, and relates to the contributions to the Pension Plan in 2016 and 2011.

In May 2016, the Pension Plan sold the Charlotte real property for approximately $34.3 million, and we terminated our lease on the property. The property was included in the 2011 contributions to the Pension Plan discussed previously. As a result of the sale by the Pension Plan, we recognized a $1.1 million loss on the sale of the Charlotte property in the other operating expenses on the condensed consolidated statement of operations for the nine months ended September 25, 2016. At the time of sale, our financial obligation was reduced by $25.1 million and we removed the assets with a carrying value of $26.2 million from PP&E.

In October 2016, the Pension Plan sold the Olympia real property for approximately $4.8 million. The property was included in the 2011 contributions to the Pension Plan discussed previously. As a result of the sale by the Pension Plan, we will recognize approximately $0.2 million loss on the sale of the Olympia property in other operating expenses on the condensed consolidated statement of operations during the quarter ended December 25, 2016.

We have a defined contribution plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation.  The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance.  We suspended our matching contribution to the 401(k) plan in 2009 and as of September 25, 2016, we have not reinstated that benefit.

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

As of September 25, 2016, we had $30.7 million of standby letters of credit secured under the LC Agreement (see Note 4, Long-Term Debt, for further discussion).

7.  STOCK PLANS

As discussed previously, all share amounts have been restated to reflect the reverse stock split that became effective on June 7, 2016, and applied retrospectively.

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the nine months ended September 25, 2016:

		Weighted
		Average Grant
		Date Fair
		Value
Nonvested — December 27, 2015	153,880	$29.83
Granted	124,690	$10.62
Vested	(67,335)	$30.90
Forfeited	(3,730)	$15.78
Nonvested — September 25, 2016	207,505	$18.19

The total fair value of the RSUs that vested during the nine months ended September 25, 2016, was $0.8 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the nine months ended September 25, 2016:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 27, 2015	320,125	$73.49	$—
Forfeited	(50)	$27.60
Expired	(8,225)	$83.46
Outstanding September 25, 2016	311,850	$73.24	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of September 25, 2016, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Quarters Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(in thousands)	2016	2015	2016	2015
Stock-based compensation expense	$348	$498	$2,105	$2,750

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to future financial performance and operations, trends in advertising, uses of cash, the refinancing of our debt and our pension plan obligations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of our 2015 Annual Report on Form 10-K as well as our other filings with the Securities and Exchange Commission, including our disclosures herein. We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (together, the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 25, 2016, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2015 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 8, 2016. All period references are to our fiscal periods unless otherwise indicated.

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

We also own 15.0% of CareerBuilder, LLC (“CareerBuilder”), which operates the nation’s largest online jobs website, CareerBuilder.com, as well as certain other digital investments. In September 2016, TEGNA Inc., a majority holder of CareerBuilder, announced that it and other owners, including us, would evaluate strategic alternatives for CareerBuilder. No specific timeline was announced for this process.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Revenues:
Advertising	56.7%	59.7%	57.4%	59.6%
Audience	38.8%	35.5%	38.1%	35.5%
Other	4.5%	4.8%	4.5%	4.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

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

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the quarter and nine months ended September 25, 2016, and September 27, 2015.

Recent Developments

Reverse Stock Split

A one-for-ten (1:10) reverse stock split of our issued and outstanding Class A and Class B common stock became effective June 7, 2016. As a result, every ten shares of our common stock outstanding were combined into one share of our common stock. No fractional shares were issued in connection with the reverse stock split. The par value and authorized number of shares of the Class A and Class B common stock were not adjusted as a result of the reverse stock split. All issued and outstanding Class A and Class B common stock and per share amounts contained within our condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect this reverse stock split for all periods presented. See Note 1 for additional discussion of this transaction.

Debt Repurchases and Extinguishment of Debt

During the three months ended March 27, 2016, we repurchased a total of $30.8 million of our 5.75% and 9.00% notes through privately negotiated transactions and recorded a net gain on extinguishment of debt of $1.5 million during the three months ended March 27, 2016. We did not repurchase notes during the second or third quarters of 2016. In October 2016, we repurchased a total $17.8 million of the 5.75% notes due in 2017 through a privately negotiated transaction and we expect to record a loss on extinguishment of debt of approximately $0.4 million during the fourth quarter of 2016.

Share Repurchase Program

In 2015, our Board of Directors authorized a share repurchase program for the repurchase of up to $15.0 million of our Class A Common Stock through December 31, 2016. This program was further amended in May 2016 to authorize a total of up to $20 million for the repurchase of our shares. The shares will be repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. The number of shares repurchased and the average price per share has been retroactively adjusted to reflect the one-for-ten (1:10) reverse stock split completed on June 7, 2016. During the quarter ended September 25, 2016, we repurchased approximately 89 thousand shares at a weighted average price of $16.08 per share. As of September 25, 2016, we have repurchased a total of 1.3 million shares or $15.6 million of the total buyback approved.

Contribution of Company-Owned Real Property to Pension Plan

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan, and we entered into lease-back arrangements for the contributed facilities. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we had no required pension contribution under the Employee Retirement Income Security Act for fiscal year 2016. We leased back the contributed facilities under 11-year leases with initial annual payments totaling approximately $3.5 million. The contribution and leaseback of these properties in 2016 are treated as a financing transaction and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions until the termination of the individual leases on those properties. At the time of our contribution, our pension obligation was reduced and a financing obligation was recorded equal to $47.1 million. The financing obligation will be reduced by a portion of the lease payments made to the Pension Plan each month and increased for imputed interest expense on the obligations to the extent imputed interest exceeds monthly payments. The long-term balance of this obligation at September 25, 2016, and December 27, 2015, was $53.5 million and $32.4 million, respectively, and relates to certain real properties that were contributed to the Pension Plan in 2016 and 2011. See Note 5 for additional discussion of this transaction.

Potential asset sales

We are currently discussing sale and leaseback terms under nonbinding letters of intent with potential buyers for our Sacramento, CA and Columbia, SC land and buildings. We also continue to consider indications of interest for a sale-leaseback of our Kansas City, MO property. There are no assurances that we will proceed with the sale-leaseback in Kansas City if we do not receive what we consider to be a fair price in the near term.

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarter and nine months ended September 25, 2016, and September 27, 2015:

	Quarters Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Net loss	$(9,804)	$(1,149)	$(37,279)	$(308,992)

Net loss per diluted common share	$(1.30)	$(0.15)	$(4.77)	$(35.40)

The increase in the net loss in the quarter ended September 25, 2016, compared to the same period in 2015 is primarily due to lower advertising revenues partially offset by a decrease in accelerated depreciation. The decrease in the net loss in the nine months ended September 25, 2016, compared to the same period in 2015 was largely due to the impairment charges of $300.4 million recorded in the quarter ended June 28, 2015 (see Note 2). In addition, in the nine months ended September 25, 2016, results were impacted by lower revenues, which were partially offset by a decrease in operating expense due to efforts made to reduce future overhead, as described more fully below.

Revenues

The following table summarizes our revenues by category:

	Quarters Ended				Nine Months Ended
	September 25,	September 27,	$	%	September 25,	September 27,	$	%
(in thousands)	2016	2015	Change	Change	2016	2015	Change	Change
Advertising:
Retail	$64,613	$71,511	$(6,898)	(9.6)	$199,911	$225,585	$(25,674)	(11.4)
National	10,277	11,186	(909)	(8.1)	30,659	31,838	(1,179)	(3.7)
Classified:
Automotive	7,955	9,804	(1,849)	(18.9)	24,581	28,319	(3,738)	(13.2)
Real estate	5,815	6,536	(721)	(11.0)	18,559	20,554	(1,995)	(9.7)
Employment	5,694	7,753	(2,059)	(26.6)	18,383	23,796	(5,413)	(22.7)
Other	14,380	14,478	(98)	(0.7)	43,884	44,768	(884)	(2.0)
Total classified	33,844	38,571	(4,727)	(12.3)	105,407	117,437	(12,030)	(10.2)
Direct marketing and other	24,478	28,592	(4,114)	(14.4)	74,391	84,767	(10,376)	(12.2)
Total advertising	133,212	149,860	(16,648)	(11.1)	410,368	459,627	(49,259)	(10.7)
Audience	91,022	89,310	1,712	1.9	272,163	273,361	(1,198)	(0.4)
Other	10,467	12,041	(1,574)	(13.1)	32,383	37,761	(5,378)	(14.2)
Total revenues	$234,701	$251,211	$(16,510)	(6.6)	$714,914	$770,749	$(55,835)	(7.2)

During the quarter and nine months ended September 25, 2016, total revenues decreased 6.6% and 7.2%, respectively, compared to the same periods in 2015 primarily due to the continued decline in demand for print advertising. Consistent with the end of 2015, the largest impact on print advertising came from large retail advertisers who began reducing preprinted insert advertising and in-newspaper ROP advertising in 2015, which continued into 2016. Another factor contributing to the decline in print advertising revenues is the desire of advertisers to reach online customers, and the secular shift in advertising demand from print to digital products.

Advertising Revenues

Total advertising revenues decreased 11.1% and 10.7% during the quarter and nine months ended September 25, 2016, respectively, compared to the same periods in 2015. While we experienced declines in all of our advertising revenue categories, the decrease in total advertising revenues was primarily related to declines in print retail and print and digital classified advertising revenues. These decreases in advertising revenues were partially offset by increases in several digital revenue categories, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Advertising:
Retail	48.5%	47.7%	48.7%	49.1%
National	7.7%	7.5%	7.5%	6.9%
Classified	25.4%	25.7%	25.7%	25.6%
Direct marketing and other	18.4%	19.1%	18.1%	18.4%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and nine months ended September 25, 2016, retail advertising revenues decreased 9.6% and 11.4%, respectively, compared to the same periods in 2015. In the third quarter, the decrease in retail advertising revenues was primarily due to decreases of 15.4% in print ROP advertising revenues and 19.7% in preprint advertising revenues, compared to the same period in 2015. These decreases were partially offset by increases in digital retail advertising of 12.1% in the third quarter, compared to the same period in 2015. In the first nine months of 2016, the decrease in retail advertising revenues was primarily due to decreases of 17.7% in print ROP advertising revenues and 18.5% in preprint advertising revenues, compared to the same period in 2015. These decreases were partially offset by increases in digital retail advertising of 7.6% in the first nine months of 2016, compared to the same period in 2015. The overall decreases in retail advertising revenues, in the third quarter and first nine months of 2016, were widespread among the ROP and preprint categories.

National:

National advertising revenues decreased 8.1% and 3.7% during the quarter and nine months ended September 25, 2016, respectively, compared to the same periods in 2015. While we experienced a 28.2% and 23.7% decrease in print national advertising during the third quarter and nine months of 2016, respectively, compared to the same periods in 2015, we had an increase of 14.6% and 23.2% in digital national advertising during the same periods. Overall, the increase in digital national advertising revenues during the third quarter and first nine months of 2016 was largely led by programmatic digital advertising, including mobile, political and video revenues.

Classified:

During the quarter and nine months ended September 25, 2016, classified advertising revenues decreased 12.3% and 10.2%, respectively, compared to the same periods in 2015. During the third quarter of 2016, compared to the same period in 2015, we experienced decreases in print classified advertising of 16.2% and decreases in digital classified advertising of 6.8%. During the first nine months of 2016, compared to the same period in 2015, we experienced decreases in print classified advertising of 14.2% and decreases in digital classified advertising of 4.6%. See below for more detailed discussion of the primary changes in classified advertising revenues.

The following is a discussion of the major classified advertising categories for the quarter and nine months ended September 25, 2016, compared to the same periods in 2015:

•

Automotive advertising revenues decreased 18.9% and 13.2% in the third quarter and first nine months of 2016, respectively. Print automotive advertising revenues declined 39.5% and 35.4% in those same periods, respectively, primarily due to advertisers continued to shift advertising buys from print to digital products. The digital automotive advertising revenues decreased 5.7% and increased 2.7% in those same periods, respectively, primarily due to the decline in bundled print and digital sales.

•

Real estate advertising revenues decreased 11.0% and 9.7% in the third quarter and first nine months of 2016, respectively. Print real estate advertising revenues declined 19.5% and 16.7% in those same periods, respectively, while digital real estate advertising increased 1.3% and 1.1% in those same periods, respectively. Print real estate revenues have decreased as the real estate advertising market shifts from print media to digital media.

•

Employment advertising revenues decreased 26.6% and 22.7% in the third quarter and first nine months of 2016, respectively. The employment market continues to shift from traditional print media to digital media. However, there is a wide array of digital media options for employment advertising, including large online-only job market companies, such as CareerBuilder.com, of which we own 15% and account for on an equity method (see Note 3). As a result, we have experienced declines in both our print and digital employment advertising. Print employment advertising revenues declined 33.4% and 24.8% and digital employment advertising revenues declined 20.6% and 21.0% in the third quarter and first nine months of 2016, respectively.

•

Other classified advertising revenues, which is our largest classified category and includes legal, remembrance and celebration notices and miscellaneous advertising, decreased 0.7% and 2.0% in the third quarter and first nine months of 2016, respectively. Other classified advertising revenues appearing in print declined 1.4% and 2.4% in those same periods, respectively. Other classified advertising revenues appearing in digital increased 1.6% and declined 0.5% in those same periods, respectively.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 32.4% and 30.8% of total advertising revenues in the quarter and nine months ended September 25, 2016, respectively, compared to 27.4% and 26.4%, respectively, for the same periods in 2015. Total digital advertising includes digital advertising both bundled with print and digital-only advertising. Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy with print sold as an “up-sell.” In the third quarter of 2016, total digital advertising revenues increased 4.9% to $43.1 million compared to the same period in 2015. In the first nine months of 2016, total digital advertising revenues increased 4.5% to $126.5 million compared to the same period in 2015. Digital-only advertising revenues increased 15.2% to $30.8 million in the third quarter of 2016, compared to the same period in 2015. Digital-only advertising revenues increased 16.3% to $87.3 million in the first nine months of 2016, compared to the same period in 2015. The advertising industry is still experiencing a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers. While our product offerings and collaboration efforts in digital advertising has grown, we expect to continue to face intense competition in the digital advertising space. Digital advertising revenues bundled with print products declined 14.2% and 14.9% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 14.4% and 12.2% during the quarter and nine months ended September 25, 2016, respectively, compared to the same periods in 2015. The decrease was largely due to the declines in preprint retail advertising by large retail customers as described above and, to a lesser extent to, the elimination of certain niche products during fiscal year 2016 that did not meet our profit expectations.

Audience Revenues

Audience revenues increased 1.9% and decreased 0.4% during the quarter and nine months ended September 25, 2016, compared to the same periods in 2015. Print audience revenues grew 2.8% in the third quarter of 2016 compared to the same period in 2015, primarily due to pricing adjustments that were implemented and were partially offset by lower print circulation volumes. We have a dynamic pricing model for our traditional subscriptions for which pricing is constantly being adjusted based upon the market’s ability to accept pricing adjustments. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we also increased our subscription related marketing and promotion efforts. Overall, digital audience revenues were flat and increased 1.9% during the third quarter and first nine months of 2016, respectively. Digital-only audience revenues increased 10.7% in both the third quarter and first nine months of 2016, respectively. The increase in digital-only audience revenues is as a result of a 3.3% increase in our digital-only subscribers to 80,300 as of the third quarter of 2016 compared to 77,700 as of the third quarter of 2015, and to digital rate increases in some markets.

Operating Expenses

Total operating expenses decreased 4.0% and 31.4% in the quarter and nine months ended September 25, 2016, compared to the same periods in 2015. The decrease during the third quarter was primarily due to decreases in depreciation expense, and the decrease in the first nine months was primarily due to the impairment charges of $300.4 million recorded in first nine months of 2015. The decreases in these periods were also due in part to our continued effort to reduce costs compared to the same periods in 2015. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies as well as staff reductions.

The following table summarizes operating expenses:

	Quarters Ended				Nine Months Ended
	September 25,	September 27,	$	%	September 25,	September 27,	$	%
(in thousands)	2016	2015	Change	Change	2016	2015	Change	Change
Compensation expenses	$95,045	$95,015	$30	0.0	$296,056	$302,778	$(6,722)	(2.2)
Newsprint, supplements and printing expenses	19,320	22,583	(3,263)	(14.4)	57,917	71,882	(13,965)	(19.4)
Depreciation and amortization expenses	20,559	27,295	(6,736)	(24.7)	69,551	75,892	(6,341)	(8.4)
Other operating expenses	97,912	97,929	(17)	(0.0)	298,265	301,503	(3,238)	(1.1)
Goodwill impairment and other asset write-downs	330	—	330	nm	330	300,429	(300,099)	nm
	$233,166	$242,822	$(9,656)	(4.0)	$722,119	$1,052,484	$(330,365)	(31.4)

_____________________

nm – not meaningful

Compensation expenses, which include both payroll and fringe benefit costs, were flat and decreased 2.2% in the quarter and nine months ended September 25, 2016, respectively, compared to the same periods in 2015. Payroll expenses declined 1.1% and 3.8% during the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015, reflecting an 8.9% and 8.6% decline, respectively, in average full-time equivalent employees. Fringe benefits costs increased 5.7% and 4.9% in the third quarter and first nine months of 2016 compared to the same periods in 2015. The increase was primarily due to increases in retirement costs related to our qualified defined benefit pension plan (“Pension Plan”) and a charge incurred when we outsourced the printing production at one of our media companies and exited the multiemployer pension plans that covered the impacted employees.

Newsprint, supplements and printing expenses decreased 14.4% and 19.4% in the quarter and nine months ended September 25, 2016, respectively, compared to the same periods in 2015. Newsprint expense declined 11.4% and 19.3% during the same periods, respectively, compared to the same periods in 2015. The newsprint declines reflect a newsprint usage decrease of 15.2% and 14.2% during the third quarter and first nine months of 2016, respectively. Newsprint prices increased 3.3% during the third quarter of 2016 and decreased 6.7% during the first nine months of 2016 compared the same periods in 2015. During these same periods, the decrease in newsprint expense was also attributable to a decrease in printing costs of $1.7 million and $5.1 million, respectively, related to lower outsourced printing costs and lower direct marketing printing costs, as discussed above.

Depreciation and amortization expenses decreased 24.7% and 8.4% in the quarter and nine months ended September 25, 2016, respectively, compared to the same periods in 2015. Depreciation expense decreased $6.7 million in the third quarter of 2016 compared to the same period in 2015, as a result of assets becoming fully depreciated in previous periods and due to a decrease of $4.6 million in accelerated depreciation. Barring any additional outsourcing of our production facilities or significant capital expenditures, we expect depreciation expense to decrease another approximately $2.0 million in the fourth quarter of 2016 compared to the third quarter of 2016. Depreciation expense decreased $6.0 million in the first nine months of 2016 compared to the same period in 2015, due to assets becoming fully depreciated in previous periods. During the third quarter and first nine months of 2016, we incurred accelerated depreciation of $0.3 million and $6.9 million, respectively, compared to $4.9 million and $6.7 million in the third quarter and first nine months of 2015. Amortization expense decreased $0.1 million and $0.3 million in the third quarter and first nine months of 2016, compared to the same periods in 2015.

Other operating expenses decreased nominally and 1.1% in the quarter and nine months ended September 25, 2016, respectively, compared to the same periods in 2015. The third quarter and first nine months of 2016 include $4.0 million and $11.5 million, respectively, in relocation and other costs incurred in the short-term, which allows for significant future cost savings. These costs during the third quarter of 2016 were primarily offset by a decrease in circulation delivery costs of $3.2 million. These costs in the first nine months of 2016 were primarily offset by decreases in professional fees of $3.3 million and circulation delivery costs of $9.8 million.

Goodwill impairment and other asset write-downs includes a write down of $0.3 million related to classifying certain assets as assets held for sale during the quarter and nine months ended September 25, 2016, compared to impairment charges related to goodwill charges of $290.9 million and intangible newspaper masthead impairment charges of $9.5 million, which were both recorded during the quarter ended June 28, 2015. See Note 2 for additional discussion.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 1.3% and 5.0% in the quarter and nine months ended September 25, 2016, respectively, compared to the same periods in 2015, primarily reflecting lower overall debt balances due to the repurchases made during 2015 and during the first quarter of 2016.

Equity Income:

Total income from unconsolidated investments decreased 29.6% and 28.9% during the quarter and nine months ended September 25, 2016, respectively, compared to the same periods in 2015, due to lower income from our equity method investments as well as the write-down of our HomeFinder LLC investment of $0.9 million during the quarter ended March 27, 2016.

Gains related to equity investments:

We recognized $8.1 million in gains related to a previously sold equity investment during the nine months ended September 27, 2015, respectively, as a result of a final cash contribution of $7.5 million that was received in April 2015 and a final working capital adjustment of $0.6 million that was received in the first quarter of 2015.

Income Taxes:

In the quarter and nine months ended September 25, 2016, we recorded an income tax benefit of $5.9 million and $20.7 million, respectively. The income tax benefit differs from the expected federal tax amounts primarily due to the inclusion of state income taxes and other certain discrete tax items.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $23.2 million as of September 25, 2016, compared to $19.6 million as of September 27, 2015, and $9.3 million as of December 27, 2015.

We expect that most of our cash and cash equivalents, and our cash generated from operations, for the foreseeable future will be used to repay debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to the Pension Plan, repurchase stock, and other corporate uses as determined by management and our Board of Directors. As of September 25, 2016, we had approximately $906.5 million in total aggregate principal amounts of debt outstanding, consisting of $34.7 million of our 5.750% notes due in 2017 (also see Note 4), $506.4 million of our 9.00% Notes due 2022 and $365.4 million of our notes maturing in 2027 and 2029. We expect to continue to opportunistically repurchase our debt from time to time if market conditions are favorable and we also expect that we will refinance a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We may also be required to use cash on hand or cash from operations to meet these obligations. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Nine Months Ended
	September 25,	September 27,
(in thousands)	2016	2015
Cash flows provided by (used in)
Operating activities	$61,253	$(128,883)
Investing activities	(10,391)	(3,699)
Financing activities	(37,015)	(68,669)
Increase (decrease) in cash and cash equivalents	$13,847	$(201,251)

Operating Activities:

We generated $61.3 million of cash from operating activities in the nine months ended September 25, 2016, compared to using $128.9 million of cash in the nine months ended September 27, 2015. The change is primarily due to the timing of income tax payments, net of refunds in 2016 compared to income tax payments in 2015, as discussed below. In the first nine months of 2016, we had net income tax payments net of refunds of $0.8 million compared to income tax payments of $197.7 million in the first nine months of 2015. This difference was primarily related to the 2015 tax payments on the gain on the sale of a previously owned equity investment that was recorded in the fourth quarter of 2014, offset by the net tax losses on bond repurchases in the fourth quarter of 2014.

Pension Plan Matters

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we have no required pension contribution under the Employee Retirement Income Security Act in fiscal year 2016. The contribution of real property which exceeds our required pension contribution for 2016 is expected it to reduce our future pension contributions and expense, all other things being equal. We made no cash contributions to the Pension Plan during 2015 or the nine months ended September 25, 2016. After applying credits, we also do not expect to have a required pension contribution under the Employee Retirement Income Security Act in fiscal year 2017.

Investing Activities:

We used $10.4 million of cash from investing activities in the nine months ended September 25, 2016, which was primarily due to the purchase of property, plant and equipment for $10.5 million. We expect total capital expenditures to be in the range of $16.0 million to $19.0 million in fiscal year 2016. We used $3.7 million of cash from investing activities in the nine months ended September 27, 2015, which was primarily due to the receipt of a final distribution for $7.5 million from a former equity investment that was offset by the purchases of property, plant and equipment for $10.8 million.

Financing Activities:

We used $37.0 million of cash from financing activities in the nine months ended September 25, 2016, primarily related to the repurchase of debt and purchase of treasury shares. During the nine months ended September 25, 2016, we repurchased $30.8 million of our 5.75% Notes and 9.00% Notes for $28.8 million in cash in privately negotiated repurchases. See Note 4, Long-Term Debt, for further discussion. In addition, $8.1 million was used to repurchase shares during the first nine months of 2016, primarily related to the repurchases of 656 thousand shares of our Class A Common Stock (see Recent Developments previously) for $7.8 million in cash. We used $68.7 million of cash from financing activities in the first nine months of 2015, primarily related to the repurchase of $66.4 million of 5.75% Notes and 9.00% Notes for $64.3 million in cash. In addition, $2.8 million was used to repurchase shares during the first nine months of 2015, primarily related to the repurchase of 192 thousand shares of our Class A Common Stock for $2.2 million in cash.

Contractual Obligations:

As of September 25, 2016, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of September 25, 2016, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 25, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			(c) Total Number of	(d) Approximate Dollar
	(a) Total Number		Shares Purchased as Part	Value of Shares that May
	of Shares	(b) Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Paid per Share	Program	the Program
06/27/2016-07/31/2016	75,966	$15.56	1,257,535	$4,649,162
08/01/2016-08/28/2016	13,033	$19.16	1,270,568	$4,399,475
08/29/2016-09/25/2016	—	$—	1,270,568	$4,399,475
Total Third Quarter 2016	88,999	$16.08	1,270,568	$4,399,475

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

The McClatchy Company
(Registrant)

November 3, 2016	/s/Patrick J. Talamantes
Date	Patrick J. Talamantes Chief Executive Officer

November 3, 2016	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

** Furnished, not filed