Form 10-K
period 2016-12-25
MCCLATCHY CO
filed 2017-03-06
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 25, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  ☐ Yes ☒ No

Based on the closing price of the registrant’s Class A Common Stock on the New York Stock Exchange on June 24, 2016, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the voting and non‑voting common equity held by non‑affiliates was approximately $90.3 million. For purposes of the foregoing calculation only, as required by Form 10‑K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding as of February 24, 2017:

Class A Common Stock	5,132,605
Class B Common Stock	2,443,191

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 17, 2017, are incorporated by reference in Part III of this Annual Report on Form 10‑K.

PART I

Forward‑Looking Statements:

This annual report on Form 10‑K contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to our future financial performance, business, strategies and operations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward‑looking statements. For all of those statements, we claim the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward‑looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to revise or update any forward‑looking statements except as required under applicable law.

ITEM 1.  BUSINESS

Overview

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a news and information publisher of well-respected publications such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News and Observer, and the (Fort Worth) Star-Telegram. Each of our publications also has online platforms serving their communities. In December 2016, we acquired certain assets and operations of The (Durham, NC) Herald-Sun, including related intangible assets. With the addition of this acquisition, we operate 30 media companies in 29 U.S. markets in 14 states, providing each of these communities with high-quality news and advertising services in a wide array of digital and print formats. Incorporated in Delaware, we are headquartered in Sacramento, California, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol MNI.

Our businesses are comprised of daily newspapers, websites and mobile apps, mobile news and advertising, video products, niche publications, direct marketing,  direct mail services and nearby community newspapers. Our media companies range from large daily newspapers and news websites serving metropolitan areas to non‑daily newspapers with news websites and online platforms serving small communities. For the year ended December 25, 2016, we had an average aggregate paid daily print circulation of 1.5 million and Sunday print circulation of 2.2 million. We had 56.7 million average monthly unique visitors to our online platforms for the full year ended December 25, 2016.  Our local websites, e-editions of the printed newspaper and mobile apps in each of our markets now provide us fully developed, but rapidly evolving channels, to extend our journalism and advertising products to our audience in each market. In 2016, we launched our full-service digital agency, excelerateTM, which provides digital marketing tools designed to customize digital marketing plans for our customers.

Our business is roughly divided between those media companies operated west of the Mississippi River and those that are east of it, but include five operating regions: California, the Carolinas, Southeast, Midwest and Northwest. For the year ended December 25, 2016, no single media company represented more than 12.0% of total revenues.

In addition to our media companies, we also own 15.0% of CareerBuilder, LLC, which operates a premier online job website, CareerBuilder.com, as well as certain other digital company investments. In September 2016, TEGNA Inc., the majority holder of CareerBuilder, LLC, announced that it and other owners, including us, would evaluate strategic alternatives for CareerBuilder. No specific timeline was announced for this process and no further action has been announced.

Our fiscal year ends on the last Sunday in December. The fiscal years ended December 25, 2016,  December 27, 2015, and December 28, 2014,  consist of 52‑week periods.

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

•

Second, to grow digital revenues. This strategy includes being a leader of local digital business in each of our markets, including websites, e-editions of the printed newspaper, mobile apps, e‑mail products, mobile services, video products and other electronic media; and

•

Third, to extend these franchises by supplementing the reach of the newspaper and digital businesses with direct marketing, niche publications and events and direct mail products so advertisers can capture both mass and targeted audiences with one‑stop shopping.

To assist us with these strategies, we continually reengineer our operations to reduce legacy costs and strengthen areas driving performance in news, audience, advertising and digital growth. As a result of our efforts, we saw growth in total digital revenues in 2016 and we continued our focus on driving results in direct marketing and audience revenues, while continuing to drive operating expenses down.

Business Initiatives

Our local media companies continue to undergo tremendous structural and cyclical change. In order to strengthen our position as a leading local media company and implement our strategies, we are focused on the following five major business initiatives:

Increasing and Broadening Total Revenues

Revenue initiatives in 2016 included revamping our sales forces in our markets, adding resources to our digital sales team, additional digital sales training, and growing our digital marketing solutions that provides agency services to small and medium-sized businesses in our markets. We realigned and improved delivery of our content on all platforms, from printed newspapers to websites to mobile apps in every market. In 2016, we launched our full-service digital agency, excelerateTM, which provides digital marketing tools designed to customize digital marketing plans for our customers. We also continued to expand our video efforts to improve storytelling and generate additional advertising revenues.

Revenues exclusive of print newspaper advertising continue to grow as a percentage of total revenues and represented 70.6%, 66.7% and 62.4% of total revenues in 2016,  2015 and 2014, respectively. Our strategy has been to focus on growing revenue sources that include digital and direct marketing advertising, audience and other non-traditional revenues. Management expects newspaper print advertising to continue to be a smaller share of overall advertising in the future, due in part to expected strong growth in digital-only advertising revenues and direct marketing advertising, and more stable performance in audience revenues. However, we continue to look for opportunities to expand our advertiser base, including advertisers outside of our markets using our excelerateTM agency services.

Overall, advertising revenues comprise a majority of our total revenues, making the quality of our sales force of greatest importance. Advertising revenues were approximately 58.2% of total revenues in 2016,  60.3% in 2015 and 63.8% in 2014. We have a local sales force in each of our markets, and our goal is to have the largest sales force as compared to other local media outlets and websites in those markets. Our sales forces are responsible for delivering to advertisers the broad array of our advertising products, including print, direct marketing and digital marketing solutions. Our advertisers range from large national retail chains to local automobile dealerships to small businesses and classified advertisers.

Increasingly, our emphasis has been on growing the breadth of products offered to advertisers, particularly our digital and direct marketing products, while expanding our relationships with local advertisers. For example, over the last several years we have provided a “Sunday Select” program, which delivers a package of preprinted advertisements on Sunday to non‑newspaper subscribers that are interested in circulars.  For 2016, total digital and direct marketing advertising revenues represented 49.5% of total advertising revenues on a combined basis compared to 44.9% and 41.1%  in 2015 and 2014, respectively. Our digital products are discussed in more detail below.

In 2016, we expanded our sponsorship of special events programs in our markets, designed for advertisers to connect with their customers, and expect this type of advertising to grow in 2017.

Audience revenues were approximately 37.3%, 34.8% and 32.0% of consolidated total revenues in 2016, 2015 and 2014, respectively. Our subscription packages have helped diversify our revenues while continuing to drive growth in digital audience revenues.

Expanding McClatchy’s Digital Business

We continue to be a leader in digital advertising revenues generated on our media companies’ websites and mobile platforms as a percent of total advertising.  In 2016, 30.6%  of advertising revenues came from digital products compared to 26.2%  in 2015. For 2016,  69.9% of our digital advertising revenues came from digital-only advertisements where the online buy was not an “up-sell”  from a print buy, compared to 63.5% in 2015. We believe this independent advertising revenue stream positions us well for the future of our digital business and is evidence of its importance as a delivery channel for advertisers. During 2016, total digital advertising revenues increased 4.3% compared to a decline of 3.7% in 2015, due primarily to our focus on growing our digital-only advertising in 2016.

Our media companies’ websites and mobile apps, e‑mail products,  video and mobile services and other electronic media enable us to engage our readers with real‑time news and information that matters to them. During 2016, our websites attracted an average of approximately 56.7 million unique visitors per month, up 26.8% compared to an average of approximately 44.7 million unique visitors per month in 2015. Increasing our number of unique visitors brings additional digital advertising revenue opportunities to our sales teams. In addition, our average mobile traffic was up 35.2% as compared to 2015, and accounted for 56.9% of all digital traffic we received on a monthly basis.

Our websites offer classified digital advertising products provided by companies in which we hold a  minority investment, including CareerBuilder.com for employment. In 2016, we along with Gannett Co., Inc., Hearst, and tronc, Inc. launched Nucleus Marketing Solutions, LLC (“Nucleus”). This marketing solutions provider expects to connect national advertisers with the top 30 U.S. local publishers’ highly engaged audiences across existing and emerging digital platforms. We expect Nucleus to improve our reach with national advertisers in 2017 and beyond.

We continue to pursue additional new digital products and offerings. In  mid-2016, we expanded our concept of comprehensive digital marketing solutions for local businesses and launched a larger direct marketing business to serve all businesses in our markets called excelerateTM. We are also expanding this concept to markets beyond those served by our media companies. By offering advertisers integrated packages including website customization, search engine marketing and optimization, social media presence and marketing services, and other multi‑platform advertising opportunities, excelerateTM helps businesses improve the effectiveness of their marketing and advertising efforts.

In 2016, we continued to expand our advertising efforts on ad exchanges. Our real-time, programmatic buying and selling of digital advertising inventory – often targeting very specific audiences at very specific times – grew 82.3% in 2016 compared to 2015.  Our growth has been bolstered by our participation in the Local Media Consortium (“LMC”) and its more than 75 member companies representing more than 1,600 daily newspapers and broadcast members. The LMC has created a private advertising exchange that includes high-quality brand friendly advertising inventory from member publishers. The LMC’s goal is to provide advertisers with efficient access to high-quality ad impressions. In total, LMC members serve more than 13 billion ad impressions monthly.

Video revenue increased 257.7% in 2016 compared to 2015, due to our continued expansion of the use of video in our digital products to both enhance the content that we bring to readers and viewers and also to compete for a growing advertising stream. During 2016, more than 225 million video views were recorded across all of our digital platforms, including those on social media platforms and distribution partners, up from 82 million video views in 2015.

All of our markets offer subscription packages for digital content. The packages include a combined digital and print subscription and a digital‑only subscription. Digital‑only subscriptions grew to approximately 83,100, an increase of 4.8% in 2016 compared to 79,300 subscriptions in 2015.

Maintaining Our Commitment to Public Service Journalism

We believe high‑quality news content is the foundation of the mass reach necessary for the press to continue to play its role in a democratic society. It is also the underpinning of our success in the marketplace.

We are committed to developing best‑in‑class journalism and local content. Every market is expected to improve annually as evidenced by peer awards, readership studies in its market, maintenance of readership (both print and electronic) and review of its content and quality. Most importantly, when we talk about our mission, from news meetings to board meetings, a constant theme is staying true to the public service role we believe defines our work.

During the transition that has reshaped the industry over the past decade, we have moved quickly to expand our digital reach and deliver the news in a changing technological landscape. We have also made it a focus in our evolution to maintain the deeper coverage that our communities need. We launched a broad revamping of our approach to news, beginning in 2015 and continuing through 2016,  as an area of continuous improvement. One of the central concepts was how to enhance the depth of coverage along with the speed of our work. We have added resources in breaking news and restructured our Washington D.C. bureau to work closely with our local markets on coverage unique to their readers and viewers. Every market added an element across all platforms that highlighted the deeper story. Our larger media companies, from Sacramento to Charlotte to Miami, included a full section offering in-depth coverage.

Our legacy of public service journalism is the cornerstone of our business and the work of McClatchy's journalists received significant recognition last year. The Sacramento Bee won the 2016 Pulitzer Prize for editorial cartooning. The Miami Herald was a 2016 Pulitzer Prize finalist for local reporting for its coverage of a local drug sting that cost tens of millions of dollars but yielded no significant arrests. With these honors we extend our impressive streak of being a Pulitzer winner or finalist every year for more than a decade.

Our video journalists are also important to our story-telling capabilities and have won numerous awards. The Star Telegram won the Local Media Digital Innovation Award for Best Use of Video for their use of video in news stories.

The Sacramento Bee, who was assisted by our Washington D.C. bureau video operations, won the Eppy Award for Best Photojournalism of a Website with 1 million unique monthly visitors for their series called No Safe Place. The story was about Afghans who risked their lives for the U.S. but who now struggle in the Sacramento area.

These are just a few of the hundreds of examples of powerful McClatchy journalism published across the company. We intend to build on our legacy in the years ahead, propelled by the success of our ongoing digital transformation.

Broadening Media Companies’ Audiences in Their Local Markets

Each of our media companies has the largest print circulation of any news media source serving its respective community, and coupled with its local website and other digital platforms in each community, reaches a broad audience in each market. We believe that our broad reach in each market is of primary importance in attracting advertising, which is our principal source of revenues.

Our digital audience continues to grow, which is partially driven by traffic on our websites and other digital platforms. During 2016, average monthly unique visitors to our digital sites grew 26.8%  as a result of continued focus and initiatives to improve our total revenues. As discussed above, we realigned and improved delivery of our content on all platforms, from printed newspapers to websites to mobile apps in nearly every market. Our websites offer mobile‑friendly versions for smartphones, and our content is available on e‑readers, tablets and other mobile devices.

Daily newspapers paid circulation volumes for 2016 were down 9.3% compared to 2015. The declines in daily circulation reflect the fragmentation of audiences faced by all media, including our own digital‑only subscriptions, as available media outlets proliferate and readership trends change. Our Sunday circulation volumes were down 10.5% in 2016 compared to 2015.

As noted earlier, in 2016, our monthly mobile traffic was up 35.2% as compared to 2015 and accounted for 56.9% of all monthly digital traffic we received. We work hard to appeal to our mobile audience. We have invested in new digital publishing systems to better serve this mobile audience and we have rebuilt all of our news websites to be responsive – that is, to automatically resize to best fit a user’s screen, be it a smartphone or a tablet or desktop computer, and provide the optimal viewing experience.

Our news and information follows readers throughout their day. To start their day, we reach our readers with the morning newspaper or they can check out our latest headlines and stories on their mobile phones. Our news websites, updated frequently throughout the day, are available to readers via their desktop computers at work and optimized for all of their different mobile devices.

We also reach audiences through our direct marketing products. In 2016, we distributed approximately 650,000 Sunday

Select packages per week, which are packages of preprinted advertisements generally delivered on Sunday to non‑newspaper subscribers who have interest in circulars. We also distribute thousands of e-mail messages each day, including editorial and advertising content, alerts for dealsaver®, our proprietary daily deals service, and other alerts to subscribers and non‑subscribers in our markets which supplement the reach of our print and digital subscriptions.

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

Focusing on Cost Efficiencies While Investing for the Future

While continuing to maintain our core business in news, advertising sales and digital, we are also focused on cost efficiencies. Our cost initiatives in 2016 were focused on continuing to reduce legacy costs from our traditional print business and we have realized significant savings from these efforts, primarily in production and distribution, including substantial savings in newsprint costs. In addition, in 2016, we made additional reductions in costs to help protect our profitability in a period of declining print advertising. Total expenses, excluding depreciation, amortization and non-cash impairment charges, declined $39.9 million in 2016, compared to 2015.  This decline was net of investments made in 2016 intended to generate future savings. The ongoing structural and cyclical changes in our markets demand that we respond by reengineering our operations, as needed, to achieve an efficient and sustainable cost structure. Over the past several years, we have substantially lowered our cost structure through reducing our workforce, optimizing technology and maximizing printing, distribution and content efficiencies, all while maintaining operating profitability at each of our media companies.

In the fourth quarter of 2016, we completed regionalizing our audience distribution operations, our advertising production, certain human resource functions and certain finance functions. We will continue to outsource, regionalize and consolidate legacy operations to achieve a more streamlined and efficient cost structure. These changes will result in cost savings in future years,  while giving our operating executives in each market the ability to focus more of their time on our growing digital and direct marketing media businesses.

In 2016, we outsourced the printing production of four newspapers bringing the total of outsourced operations to 20 of our 30 media companies, which are printed through arrangements with nearby newspapers owned by us or third-party companies. In other cases, we in‑source the printing of nearby newspapers from other companies to maximize the use of our existing press capacity and generate additional revenues. Five markets  (Charlotte, Columbia, Kansas City, Miami and Sacramento) have become hubs for in-sourcing printing in their areas.

We also believe that using technology is an important component of our ability to continue to operate cost‑effectively and to invest in our business for the future. In 2016 we co-sourced our technology with the international company WIPRO, LTD to provide the flexibility to add development resources as needed and to cut back costs when those services were not needed. Much of our technology is employed behind the scenes with a digital publishing system that can distribute news content to any number of platforms and enterprise-wide systems to support audience and advertising in the digital environment.

Other Operational Information

Each of our media companies is largely autonomous in its local advertising and editorial operations in order to meet most effectively the needs of the particular community it serves. However, our operations across our local media companies have been engineered to strengthen the areas that are driving performance in news, audience, advertising and digital growth.

We have two operating segments that are aggregated into a single reportable segment. Each operating segment consists primarily of a group of local media companies with similar economic characteristics, products, customers and distribution methods. Both operating segments report to one segment manager. One of our operating segments (“Western Segment”) consists of our media operations in California, the Northwest and the Midwest, while the other operating segment (“Eastern Segment”) consists primarily of media operations in the Southeast and the Carolinas. Publishers of each of the media companies make the day‑to‑day decisions and report to the segment manager, who is responsible for implementing the operating and financial plans at each operation within the respective operating segment. The corporate managers, including executive officers, set the basic business, accounting, financial and reporting policies.

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

Our business is somewhat seasonal, with peak revenues and profits generally occurring in the fourth quarter of each year, reflecting the Thanksgiving and Christmas holidays.  The other quarters, when holidays are not as prevalent, are historically the slower quarters for revenues and profits.

The following table summarizes our media companies, their digital platforms, newspaper circulation and total unique visitors:

			Circulation (1)		Total
Media Company	Website	Location	Daily	Sunday	UV (2)
Miami Herald	www.miamiherald.com	Miami, FL	103,455	142,007	9,404,000
The Kansas City Star	www.kansascity.com	Kansas City, MO	136,600	203,585	4,508,000
The Sacramento Bee	www.sacbee.com	Sacramento, CA	146,186	255,499	4,456,000
Star-Telegram	www.star-telegram.com	Fort Worth, TX	196,279	222,822	4,294,000
The Charlotte Observer	www.charlotteobserver.com	Charlotte, NC	98,906	138,614	4,174,000
The News & Observer	www.newsobserver.com	Raleigh, NC	95,294	131,668	3,915,000
McClatchy DC Bureau	www.mcclatchydc.com		N/A	N/A	2,424,000
El Nuevo Herald	www.elnuevoherald.com	Miami, FL	37,348	51,142	2,420,000
Lexington Herald-Leader	www.kentucky.com	Lexington, KY	59,848	77,935	1,931,000
The State	www.thestate.com	Columbia, SC	48,739	103,788	1,822,000
The Wichita Eagle	www.kansas.com	Wichita, KS	42,200	92,872	1,522,000
The News Tribune	www.thenewstribune.com	Tacoma, WA	51,014	105,824	1,500,000
The Fresno Bee	www.fresnobee.com	Fresno, CA	93,221	123,171	1,308,000
Idaho Statesman	www.idahostatesman.com	Boise, ID	38,952	69,603	1,071,000
The Bradenton Herald	www.brandenton.com	Bradenton, FL	23,569	30,221	1,054,000
The Sun News	www.thesunnews.com	Myrtle Beach, SC	26,092	34,239	1,005,000
The Telegraph	www.macon.com	Macon, GA	24,506	33,755	1,002,000
Belleville News-Democrat	www.bnd.com	Belleville, IL	30,523	62,464	918,000
Sun Herald	www.sunherald.com	Biloxi, MS	23,443	34,888	857,000
The Modesto Bee	www.modbee.com	Modesto, CA	43,715	72,359	797,000
The Tribune	www.sanluisobispo.com	San Luis Obispo, CA	24,135	34,738	715,000
Centre Daily Times	www.centredaily.com	State College, PA	13,278	17,714	712,000
Ledger-Enquirer	www.ledger-enquirer.com	Columbus, GA	20,183	25,783	686,000
The Island Packet	www.islandpacket.com	Hilton Head, SC	17,216	19,026	657,000
Tri-City Herald	www.tri-cityherald.com	Kennewick, WA	21,410	33,841	641,000
The Bellingham Herald	www.bellinghamherald.com	Bellingham, WA	13,143	16,794	552,000
The Herald	www.heraldonline.com	Rock Hill, SC	12,996	15,911	532,000
The Olympian	www.theolympian.com	Olympia, WA	16,005	32,990	508,000
Merced Sun-Star	www.mercedsunstar.com	Merced, CA	12,235	—	335,000
The Beaufort Gazette	www.beaufortgazette.com	Beaufort, SC	5,691	6,058	N/A	(3)
The Herald-Sun	www.heraldsun.com	Durham, NC	N/A	N/A	N/A	(4)
			1,476,182	2,189,311	55,720,000
(1)	Circulation figures are reported as of the end of our fiscal year and are not meant to reflect Alliance for Audited Media (“AAM”) reported figures.
(2)	Total monthly unique visitors for December 2016 according to Adobe Analytics.
(3)	The Beaufort Gazette unique visitor activity is included in The Island Packet activity.
(4)	The (Durham, NC) Herald-Sun was acquired on December 25, 2016. Statistical information will be provided in future filings.

Other Operations

In addition to our media companies, we also own 15.0% of CareerBuilder, LLC, which operates a premier online job website, CareerBuilder.com, as well as certain other digital company investments. In September 2016, TEGNA Inc., the majority holder of CareerBuilder, LLC, announced that it and other owners, including us, would evaluate strategic alternatives for CareerBuilder. No specific timeline was announced for this process and no further action has been announced.  Our ownership interests and investments in unconsolidated companies and joint ventures including, but not limited to CareerBuilder, LLC, provided us with $6.0 million of cash distributions in 2016.

We own 49.5% of the voting stock and 70.6% of the nonvoting stock of The Seattle Times Company. The Seattle Times Company owns The Seattle Times newspaper, weekly newspapers in the Puget Sound area and daily newspapers located in Walla Walla and Yakima, Washington, and all of their related websites and mobile applications.

In addition, three of our wholly-owned subsidiaries own a combined 27.0% interest in Ponderay Newsprint Company (“Ponderay”), a general partnership that owns and operates a newsprint mill in the state of Washington.

In 2016, we along with Gannett Co., Inc., Hearst, and tronc, Inc. launched Nucleus Marketing Solutions, LLC (“Nucleus”). We own a 25.0% interest in Nucleus that is a marketing solutions provider that connects national advertisers with 30 U.S. local publishers’ highly engaged audiences across existing and emerging digital platforms.

Raw Materials

During 2016 we consumed approximately 84,000 metric tons of newsprint for our operations compared to 99,000 metric tons in 2015. The decrease in tons consumed was primarily due to changes in our print products at numerous media companies, as well as lower print advertising sales and print circulation volumes. We estimate that we will use approximately 72,000 metric tons of newsprint in 2017, depending on the level of print advertising, circulation volumes and other business considerations.

During 2016, we obtained newsprint from Ponderay,  as well as a number of other suppliers. We purchased approximately 20,000 metric tons of newsprint either directly from Ponderay or through a third-party intermediary in 2016.

Our earnings are sensitive to changes in newsprint prices. In 2016, 2015 and 2014, newsprint expense accounted for 4.9%, 5.7% and 7.1%, respectively, of total operating expenses, excluding impairments and other asset write-downs.

Competition

Our newspapers, direct marketing programs, websites and mobile content compete for advertising revenues and readers’ time with television, radio, other media websites, social network sites and mobile apps, direct mail companies, free shoppers, suburban neighborhood and national newspapers and other publications, and billboard companies, among others. In some of our markets, our newspapers also compete with other newspapers published in nearby cities and towns. Competition for advertising is generally based upon print readership levels and demographics, advertising rates, internet usage and advertiser results, while competition for circulation and readership is generally based upon the content, journalistic quality, service, competing news sources and the price of the newspaper or digital service.

Our media companies are the largest print circulation of any news media source in each of their respective markets. However, our media companies have experienced difficulty maintaining or increasing print circulation levels because of a number of factors. These include increased competition from other publications and other forms of media technologies available in various markets, including the internet and other new media formats that are often free for users; and a  proliferation of news outlets that fragments audiences. In addition, while our media companies’ internet sites are generally the leading local websites in each of our major daily newspaper markets, based upon research conducted by us and various independent sources, changes in readership trends, including a shift of readers to digital media and mobile devices have continued, and we have continued to experience a shift of advertising to digital advertising. We face greater competition, particularly in the areas of employment, automotive and real estate advertising, from online competitors.

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

Employees — Labor

As of December 25, 2016, we had approximately 5,400 full and part‑time employees (equating to approximately 4,600 full‑time equivalent employees), of whom approximately 5.3% were represented by unions. Most of our union‑represented employees are currently working under labor agreements with expiration dates through 2018. We have no unions at 24 of our 30 daily media companies.

While our media companies have not had a strike for decades, and we do not currently anticipate a strike occurring, we cannot preclude the possibility that a strike may occur at one or more of our media companies when future negotiations take place. We believe that in the event of a strike we would be able to continue to publish and deliver to subscribers, a capability that is critical to retaining revenues from advertising and audience, although there can be no assurance that we will be able to continue to publish in the event of a strike.

Compliance with Environmental Laws

We use appropriate waste disposal techniques for items such as ink and other hazardous materials. As of December 25, 2016, we have $1.0 million in a letter of credit shared among various state environmental agencies and the U.S. Environmental Protection Agency to provide collateral related to existing or previously removed storage tanks. However, we do not believe that we currently have any significant environmental issues and in 2016, 2015 and 2014 had no significant expenses or capital expenditures related to environmental control facilities.

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

Our primary source of revenues is advertising, followed by audience. The competition we face in the advertising industry generally results from  an increasing number of digital media options available on the internet, which are expanding advertiser and consumer choices significantly, including social networking tools and mobile and other devices distributing news and other content. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content. News aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by minimizing the need for the audience to visit our websites or use our digital applications directly. Online traffic is also driven by internet search results; therefore, such results are critical to our ability to compete successfully. Search engines frequently update and change the methods for directing search queries to web pages or change methodologies and metrics for valuing the quality and performance of internet traffic on delivering cost‑per‑click advertisements. The failure to successfully manage search engine optimization efforts across our businesses could result in significant decreases in traffic to our various websites, which could result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which could adversely affect our business, financial condition and results of operations. If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms. In addition, the proliferation of news sources and advertising platforms has resulted in significant competition and a negative impact on our traditional print business. This increased competition for our advertisers and consumers has had and is expected to continue to have an adverse effect on our business and financial results, including negatively impacting revenues and operating income.

Our advertising revenues may decline due to weak general economic and business conditions.

Our advertising revenues are dependent on general economic and business conditions in our markets or those impacting our customers.  Certain aspects of the U.S. economy continue to be challenging in some of our markets. Many traditional retail companies also face greater competition from online retailers and have faced uncertainty in their businesses, affecting their advertising spending. These challenging economic and business conditions have had and may continue to have an adverse effect on our advertising revenues. To the extent these economic conditions continue or worsen, our business and advertising revenues could be further adversely affected, which could negatively impact our operations and cash flows and our ability to meet the covenants in our debt agreements. Our advertising revenues will be particularly adversely affected if advertisers respond to weak and uneven economic conditions or online competition by continuing to reduce their budgets or shift spending patterns or priorities, or if they are forced to consolidate or cease operations. Consolidation across various industries may also reduce our overall advertising revenues. Further, we are subject to fluctuating economic conditions in the local markets we serve. For example, real estate advertising fluctuates with the health of the real estate market. In addition, seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate. Advertising revenues in the second and fourth quarters, which contain more holidays, are typically higher than in the first and third quarters, in which economic activity is generally slower. If general economic conditions and other factors cause a decline in revenues, particularly during the fourth quarter, we may not be able to increase or maintain our revenues for the year, which would have an adverse effect on our business and financial results.

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

Our future growth depends to a significant degree upon the development and management of our digital businesses. The growth of our digital businesses over the long term depends on various factors, including, among other things, the ability to:

•	continue to increase digital audiences;
•	attract advertisers to our digital products;
•	tailor our product for mobile devices;
•	maintain or increase the advertising rates on our digital products;
•	improve our ability to increase the relevance of advertisements shown to users;
•	manage the impact of new technologies that could block or obscure the display of advertisements;
•	exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services; and
•	invest funds and resources in digital opportunities.

In addition, we expect that our digital business will continue to increase as a percentage of our total revenues in future periods. For 2016, digital advertising revenues comprised 30.6%  of total advertising revenues compared to 26.2% in 2015.  Digital‑only advertising revenues increased 14.8% in 2016 compared to 2.9% in 2015. Total digital‑only, which includes digital‑only revenues from advertising and audience, was up 14.3% in 2016 compared to 4.7% in 2015. As our digital business becomes a greater portion of our overall business, we will face a number of increased risks from managing our digital operations, including, but not limited, to the following:

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

As a result of adverse general economic and business conditions and our operating results, we have taken steps to lower operating costs by reducing workforce, consolidating or regionalizing operations and implementing general cost‑control measures. If we do not achieve expected savings from these initiatives, or if our operating costs increase as a result of these initiatives, our total operating costs may be greater than anticipated. These cost‑control measures may also affect our business and our ability to generate future revenue. Because portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues, we may be limited in our ability to reduce costs in the short term to offset any declines in revenues. If these cost‑control efforts do not reduce costs sufficiently or otherwise adversely affect our business, income from continuing operations may decline.

Difficult business conditions in the economy generally and in our industry or changes to our business and operations may result in goodwill and masthead impairment charges.

Due to business conditions, including lower revenues and operating cash flow, we recorded masthead impairment charges of $9.2 million in 2016.  We also recorded goodwill impairment charges of $290.9 million in 2015, masthead impairment charges of $13.9 million, $5.2 million $5.3 million and $2.8 million in 2015, 2014, 2013 and 2011, respectively. As of December 25, 2016, we have goodwill of $705.2 million and mastheads of $171.4 million. Further erosion of general economic, market or business conditions (nationally and in our local markets) could have a negative impact on our business and stock price, which may require that we record additional impairment charges in the future, which negatively affects our results of operations.

Our business, reputation and results of operations could be negatively impacted by data security breaches and other security threats and disruptions.

Certain network and information systems are critical to our business activities. Network and information systems may be affected by cybersecurity incidents that can result from deliberate attacks or system failures. Threats include, but are not limited to, computer hackings, computer viruses, denial of service attacks, worms or other destructive or disruptive software, or other malicious activities. Our security measures may also be breached due to employee error, malfeasance, or otherwise. As a result of these breaches, an unauthorized party may obtain access to our data or our users’ data or our systems may be compromised. These events evolve quickly and often are not recognized until after an attack is launched, so we may be unable to anticipate these attacks or to implement adequate preventative measures. Our network and information systems may also be compromised by power outages, fire, natural disasters, terrorist attacks, war or other similar events. There can be no assurance that the actions, measures and controls we have implemented will be sufficient to prevent disruptions to mission-critical systems, the unauthorized release of confidential information or corruption of data. Although we have experienced cybersecurity incidents, to date none has had a material impact on our financial condition, results of operations or liquidity. Nonetheless, these types of events are likely to occur in the future and such events could disrupt our operations or other third party information technology systems in which we are involved. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems, or infrastructure by employees, others with authorized access to our systems, or unauthorized persons could result in legal or financial liability or otherwise negatively impact our operations. They also could require significant management attention and resources, and could negatively impact our reputation among our customers, advertisers and the public, which could have a negative impact on our financial condition, results of operations or liquidity.

We are subject to significant financial risk as a result of our $874  million in total consolidated debt.

As of December 25, 2016, we had approximately $873.7  million in total principal indebtedness outstanding. This level of debt increases our vulnerability to general adverse economic and industry conditions and we may need to refinance our debt prior to its scheduled maturity. Higher leverage ratios, our credit ratings, our economic performance, adverse financial markets or other factors could adversely affect our future ability to refinance maturing debt on commercially acceptable terms, or at all, or the ultimate structure of such refinancing.

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

We may not be able to generate sufficient cash internally to repay all of our indebtedness at maturity or to meet our other obligations. As of December 25, 2016, we had approximately $873.7  million of total indebtedness outstanding and approximately $30.7 million in face amount of letters of credit outstanding under a Collateralized Issuance and Reimbursement Agreement. Of the $873.7 million aggregate principal amount outstanding as of December 25, 2016, we have approximately $16.9 million of notes with an interest rate of 5.750% due in 2017; $491.4 million of 9.00% Notes due in 2022; approximately $89.2 million of debentures with an interest rate of 7.150% due in 2027 and approximately $276.2 million of debentures with an interest rate of 6.875% due in 2029.

As of December 25, 2016, the projected benefit obligations of our qualified defined benefit pension plan (“Pension Plan”) exceeded Pension Plan assets by $487.4 million. Future contributions are subject to numerous assumptions, including, among others, changes in interest rates, returns on assets in the Pension Plan and future government regulations. In addition, we have a limited number of supplemental retirement plans, which provide certain key employees with additional retirement benefits. These plans have no assets; however as of December 25, 2016, our projected benefit obligation of these plans was $119.1 million. These plans are on a pay‑as‑you‑go basis.

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

The projected benefit obligations of the Pension Plan exceeded Pension Plan assets by $487.4 million as of December 25, 2016, an increase of $22.6 million from December 27, 2015, primarily due to unfavorable change in the discount rate. The value of the Pension Plan assets fluctuates based on many factors, including changes in interest rates and market returns.

The excess of benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. Over the last several years federal legislation has provided for pension funding relief in the form of mandated changes in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans. Recent new legislation and calculations use historical averages of long‑term highly‑rated corporate bonds (within ranges as defined in the legislation) which have an impact of applying a higher discount rate to determine the projected benefit obligations for funding and current long‑term interest rates, but also mandated increases in fees paid to the Pension Benefit Guaranty Corporation, also known as the PBGC, based in part on the level of underfunding in the company’s qualified defined pension plan. Even with the relief provided by these legislative rules, we expect future contributions to be required. In addition, adverse conditions in the capital markets and/or lower long‑term interest rates may result in greater annual contribution requirements, placing greater liquidity needs upon our operations.

We require newsprint for operations and, therefore, our operating results may be adversely affected if the price of newsprint increases or if we experience disruptions in our newsprint supply chain.

Newsprint is the major component of our cost of raw materials. Newsprint accounted for 4.9% of our operating expenses, excluding impairments, in 2016 compared to 5.7% in 2015. Accordingly, our earnings are sensitive to changes in newsprint prices. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

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

If we experience labor unrest, our ability to produce and deliver newspapers could be impaired in some locations. In addition, the results of future labor negotiations could harm our operating results. Our media companies have not experienced a labor strike for decades. However, we cannot ensure that a strike will not occur at one or more of our media companies in the future. As of December 25, 2016,  approximately 5.3% of full‑time and part‑time employees were represented by unions. Most of our union‑represented employees are currently working under labor agreements, with expiration dates through 2018. We face collective bargaining upon the expirations of these labor agreements. Even if our media companies do not suffer a labor strike, our operating results could be harmed if the results of labor negotiations restrict our ability to maximize the efficiency of our newspaper operations. In addition, our ability to make short‑term adjustments to control compensation and benefits costs, rebalance our portfolio of businesses or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.

We have invested in certain digital or other ventures, but such ventures may not be as successful as expected, which could adversely affect our results of operations.

We continue to evaluate our business and make strategic investments in digital ventures, either alone or with partners, to further our digital growth. We have, among others, investments with other partners in CareerBuilder LLC, which operates a premier online job website, CareerBuilder.com,  as well as certain other digital company investments. We have numerous small “seed” investments in other digital companies. We also own 25.0% of Nucleus, a national marketing agency, and, through three wholly-owned subsidiaries, a combined 27.0% interest in the Ponderay Newsprint Company. The success of these ventures is dependent to an extent on the efforts and strategic plans of our partners. As previously announced, TEGNA, Inc. and the partners who own CareerBuilder, LLC, have decided to evaluate strategic alternatives for CareerBuilder, LLC, a process and outcome which we do not control. Further, our ability to monetize the investments and/or the value we may receive upon any disposition may depend on the actions of our partners. As a result, our ability to control the timing or process relating to a disposition may be limited, which could adversely affect the liquidity of these investments or the value we may ultimately attain upon disposition. If the value of the companies in which we invest declines, we may be required to record a charge to earnings. There can be no assurances that we will receive a return on these investments or that they will result in advertising growth or will produce equity income or capital gains in future years.

Circulation volume declines will adversely affect our print audience and print advertising revenues, and audience price increases could exacerbate declines in circulation volumes.

Print advertising and audience revenues are affected by circulation volumes and readership levels of our print newspapers. In recent years, newspaper companies, including us, have experienced difficulty maintaining or increasing print circulation levels because of a number of factors, including:

•	increased competition from other publications and other forms of media technologies available in various markets, including the internet and other new media formats that are often free for users;
•	continued fragmentation of media audiences;
•	a growing preference among some consumers to receive all or a portion of their news online or other than from a traditional printed newspaper;
•	increases in subscription and newsstand rates; and
•	declining discretionary spending by consumers affected by negative economic conditions.

These factors could also affect our media companies’ ability to institute circulation price increases for print products. Also, print price increases have historically had an initial negative impact on circulation volumes that may not be mitigated with additional marketing and promotion. A prolonged reduction in circulation volumes would have a material adverse effect on print advertising revenues. To maintain our circulation base, we may be required to incur additional costs that we may not be able to recover through audience and advertising revenues.

We rely on third party vendors for various services and if any of those third parties fail to fulfill their obligations to us with quality and timeliness we expect, or if our relationship with such vendors is damaged, our business may be harmed.

We rely on third party vendors to provide various services such as printing, distribution and production, as well as various information technology systems and services. We do not control the operation of these vendors. If any of these third party vendors terminate their relationship with us, or do not provide an adequate level of service, it would be disruptive to our business as we seek to replace the vendor or remedy the inadequate level of service. This disruption may adversely affect our operating results.

Developments in the laws and regulations to which we are subject may result in increased costs and lower advertising revenues from our digital businesses.

We are generally subject to government regulation in the jurisdictions in which we operate. In addition, our websites are available worldwide and are subject to laws regulating the internet both within and outside the United States. The adoption of any laws or regulations that limit use of the internet, including laws or practices limiting internet neutrality, could decrease demand for, or the usage of, our products and services, which could adversely affect our operating results. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Advertising revenues from our digital businesses could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to the use of consumer data in digital media.

Adverse results from litigation or governmental investigations can impact our business practices and operating results.

In the ordinary course of business, we and our subsidiaries are parties to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. For example, we are currently involved in two class action lawsuits that are described further in Part II, Item 8, Note 9, Commitments and Contingencies to the consolidated financial statements.  Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our business as it is presently being conducted.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 2100 Q Street, Sacramento, California. At December 25, 2016, we had newspaper production facilities in 10 markets in 9 states. Our facilities vary in size and in total occupy about 5.0 million square feet. Approximately 2.3 million of the total square footage is leased from others, while we own the properties for the remaining square footage. We own substantially all of our production equipment, although certain office equipment is leased. Also see Part II, Item 8, Note 12, Subsequent Event,  to the consolidated financial statements included as part of this Annual Report on Form 10-K for a discussion of agreements we have entered into in Sacramento, California and Columbia, South Carolina to sell and lease back the properties.

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our media companies.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, specifically Recent Developments, regarding discussion of contributed properties to our qualified defined benefit pension plan and recent contracts to sell and lease back certain facilities.

ITEM 3.  LEGAL PROCEEDINGS

See Part II, Item 8, Note 9, Commitments and Contingencies to the consolidated financial statements included as part of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MNI.” A small amount of Class A Common Stock is also traded on other exchanges. Our Class B Common Stock is not publicly traded. As of February 24, 2017, there were approximately 3,420 and 20 record holders of our Class A and Class B Common Stock, respectively. We believe that the total number of holders of our Class A Common Stock is much higher since many shares are held in street names. The following table lists the high and low prices of our Class A Common Stock as reported by the NYSE for each fiscal quarter of 2016 and 2015:

Fiscal Year 2016 Quarters Ended:	High	Low
March 27, 2016 (*)	$14.50	$8.30
June 26, 2016 (*)	$17.32	$9.90
September 25, 2016	$19.77	$13.05
December 25, 2016	$19.00	$12.94

Fiscal Year 2015 Quarters Ended:	High	Low
March 29, 2015 (*)	$34.80	$17.50
June 28, 2015 (*)	$19.30	$10.80
September 27, 2015 (*)	$12.80	$7.50
December 27, 2015 (*)	$16.40	$9.30

(*)  The high and low share prices were retroactively adjusted to reflect the one-for–ten (1:10) reverse stock split completed on June 7, 2016.

Dividends:

In 2009, we suspended our quarterly dividend; therefore, we have not paid any cash dividends since the first quarter of 2009. Our credit agreement prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture) or have use of other selected baskets under the indenture. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors.

Equity Securities:

In 2015, our Board of Directors authorized a share repurchase program for the repurchase of up to $15.0 million of our Class A Common Stock through December 31, 2016. This program was further amended in May 2016 to authorize a total of up to $20.0 million to repurchase shares. The shares were repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. During the year ended December 25, 2016, we repurchased  0.7 million shares at an average price of $11.83 per share. Inception to date, we repurchased 1.3 million shares at an average price of $12.28 per share. No shares were repurchased during the quarter ended December 25, 2016.

During the year ended December 25, 2016, we did not sell any equity securities of the Company, which were not registered under the Securities Act of 1933, as amended.

Performance Graph:

The following graph compares the cumulative five‑year total return attained by shareholders on The McClatchy Company’s common stock versus the cumulative total returns of the S&P Midcap 400 index and a customized peer group composed of six companies (“Peer Group”).

Our Peer Group is customized to include six companies that are publicly traded with at least 40% of their revenues from newspaper publishing. This peer group includes: A.H. Belo Corp., Gannett Co. Inc., Lee Enterprises, Inc., New Media

Investment Group, Inc., The New York Times Company and tronc, Inc.

	Fiscal Years Ended:
	12/25/2011	12/30/2012	12/29/2013	12/28/2014	12/27/2015	12/25/2016
The McClatchy Company	$100	$126	$141	$146	$51	$57
S&P Midcap 400	$100	$118	$157	$173	$169	$204
Peer Group	$100	$108	$206	$199	$168	$151

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

	December 25,	December 27,	December 28,	December 29,	December 30,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012 (1)
REVENUES — NET:
Advertising	$568,735	$637,415	$731,783	$822,128	$895,640
Audience	364,830	367,858	366,592	346,311	334,580
Other	43,528	51,301	48,177	46,409	49,624
	977,093	1,056,574	1,146,552	1,214,848	1,279,844
OPERATING EXPENSES:
Other operating expenses	855,581	895,470	942,364	955,153	975,525
Depreciation and amortization	89,446	101,595	113,638	121,570	124,348
Asset impairments	9,526	304,848	8,227	17,181	—
	954,553	1,301,913	1,064,229	1,093,904	1,099,873
OPERATING INCOME (LOSS)	22,540	(245,339)	82,323	120,944	179,971
NON-OPERATING (EXPENSE) INCOME:
Interest expense	(83,168)	(85,973)	(127,503)	(135,381)	(151,334)
Interest income	463	331	254	53	88
Equity income in unconsolidated companies, net	13,519	18,252	26,925	45,680	31,935
Gains related to equity investments	—	8,061	705,247	—	—
Gain (loss) on extinguishment of debt	431	1,167	(72,777)	(13,643)	(88,430)
Other — primarily write down of investments and Miami property gain	(1,027)	(8,166)	(7,841)	9,909	—
Other — net	(16)	(292)	579	541	79
	(69,798)	(66,620)	524,884	(92,841)	(207,662)
Income (loss) from continuing operations before income taxes	(47,258)	(311,959)	607,207	28,103	(27,691)
Income tax provision (benefit)	(13,065)	(11,797)	231,230	11,659	(23,725)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(34,193)	(300,162)	375,977	16,444	(3,966)
Income (loss) from discontinued operations, net of tax	—	—	(1,988)	2,359	3,822
NET INCOME (LOSS)	$(34,193)	$(300,162)	$373,989	$18,803	$(144)
Basic earnings per common share:
Income (loss) from continuing operations	$(4.41)	$(34.66)	$43.32	$1.90	$(0.50)
Discontinued operations, net of tax	—	—	(0.23)	0.30	0.50
Net income (loss) per basic common share	$(4.41)	$(34.66)	$43.09	$2.20	$—
Diluted earnings per common share:
Income (loss) from continuing operations	$(4.41)	$(34.66)	$42.55	$1.90	$(0.50)
Discontinued operations, net of tax	—	—	(0.22)	0.30	0.50
Net income (loss) per diluted common share	$(4.41)	$(34.66)	$42.33	$2.20	$—
Dividends per common share:	$—	$—	$—	$—	$—
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$1,836,754	$1,923,034	$2,540,716	$2,577,739	$2,968,853
Long-term debt	829,415	905,425	994,812	1,473,460	1,565,458
Financing obligations	51,616	32,398	34,551	40,264	279,325
Stockholders’ equity	113,913	192,763	503,385	240,386	42,501

(1)	Due to our fiscal calendar, the year ended on December 30, 2012 encompassed a 53‑week period as compared to the other fiscal year ends identified in this table, which only have 52‑week periods.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Part I, Item 1 “Forward‑Looking Statements” and Item 1A “Risk Factors,” which describes important factors that could cause actual results to differ from expectations and non‑historical information contained herein. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years ended December 25, 2016, December 27, 2015, and December 28, 2014 included elsewhere in this Annual Report on Form 10‑K.

Overview

We are a news and information publisher of well-respected publications and digital platforms such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News and Observer, and the (Fort Worth) Star-Telegram. In December 2016, we acquired certain assets and operations of The (Durham, NC) Herald-Sun, including related intangible assets. Including this acquisition, we operate 30 media companies in 29 U.S. markets in 14 states, providing each of these communities with high-quality news and advertising services in a wide array of digital and print formats. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol MNI. Since the acquisition of The (Durham, NC) Herald-Sun occurred on the last day of our fiscal year of 2016, none of The Herald-Sun's results are included in our operating results in 2016.

We also own 15.0% of CareerBuilder, LLC, which operates a premier online job website, CareerBuilder.com, as well as certain other digital company investments. In September 2016, TEGNA Inc., the majority holder of CareerBuilder, LLC, announced that it and other owners, including us, would evaluate strategic alternatives for CareerBuilder. No specific timeline was announced for this process and no further action has been announced.

Our fiscal year ends on the last Sunday in December. The fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 consisted of 52‑week periods. Since the acquisition of The (Durham, NC) Herald-Sun occurred on the last day of our fiscal year of 2016, none of The Herald-Sun's operating results are included in our operating results in 2016.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Years Ended
	December 25,	December 27,	December 28,
	2016	2015	2014
Revenues:
Advertising	58.2%	60.3%	63.8%
Audience	37.3%	34.8%	32.0%
Other	4.5%	4.9%	4.2%
Total revenues	100.0%	100.0%	100.0%

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

See “Results of Operations” section below for a discussion of our revenue performance and contribution by category for the 2016, 2015 and 2014.

Recent Developments

Reverse Stock Split

A one-for-ten (1:10) reverse stock split of our issued and outstanding Class A and Class B common stock became effective June 7, 2016. As a result, every ten shares of our common stock outstanding were combined into one share of the same class of our common stock. No fractional shares were issued in connection with the reverse stock split. The par value and authorized number of shares of the Class A and Class B common stock were not adjusted as a result of the reverse stock split. All issued and outstanding Class A and Class B common stock and per share amounts contained within our consolidated financial statements and footnotes have been retroactively adjusted to reflect this reverse stock split for all periods presented. See Note 1 for additional discussion of this transaction.

Debt Repurchases and Extinguishment of Debt

During 2016, we repurchased a total of $63.6 million in aggregate principal amount of our notes through privately negotiated transactions, consisting of $38.6 million of our 5.75% Notes due in 2017 and $25.0 million of our 9.00% Senior Secured Notes due in 2022 (“9.00% Notes”). We recorded a net gain on extinguishment of debt of $0.4 million in 2016.

Share Repurchase Program

In 2015, our Board of Directors authorized a share repurchase program for the repurchase of up to $15.0 million of our Class A Common Stock through December 31, 2016. This program was further amended in May 2016 to authorize a total of up to $20 million for the repurchase of our shares. The shares were repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. The number of shares repurchased and the average price per share was retroactively adjusted to reflect the one-for-ten (1:10) reverse stock split completed on June 7, 2016. In 2016, we repurchased 656 thousand shares at a weighted average price of $11.83 per share, or $7.8 million of the total buyback approved. From inception of the program, we repurchased a total of 1.3 million shares at a weighted average price of $12.28 per share, or $15.6 million of the total buyback approved.

Contribution of Company-Owned Real Property to Pension Plan

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan, and we entered into lease-back arrangements for the contributed facilities. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we had no required pension contribution under the Employee Retirement Income Security Act for fiscal year 2016. We leased back the contributed facilities under 11-year leases with initial annual payments totaling approximately $3.5 million. The contribution and leaseback of these properties in 2016 are treated as a financing transaction and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions until the sale of the property by the Pension Plan. At the time of our contribution, our pension obligation was reduced and a financing obligation was recorded equal to $47.1 million. The financing obligation will be reduced by a portion of the lease payments made to the Pension Plan each month and increased for imputed interest expense on the obligations to the extent imputed interest exceeds monthly payments. The long-term balance of this obligation at December 25, 2016, and December 27, 2015, was $51.6 million and $32.4 million, respectively, and relates to certain real properties that were contributed to the Pension Plan in 2016 and 2011. See Note 7 for additional discussion of this transaction.

Asset sales and leasebacks

In January 2017, we announced that we have entered into separate agreements to sell and lease back real property owned by The Sacramento Bee in Sacramento, California and The State Media Company in Columbia, South Carolina for total gross proceeds of $67.8 million. We will lease back these properties under 15-year leases with initial annual payments totaling $6.2 million. The leases also provide for a repurchase clause allowing us to repurchase these properties after the 15-year lease term and therefore, will be treated as financing leases and accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the sale and lease back of any property until we no longer have a continuing involvement in the property. See Note 12 for additional information on these transactions.

We also continue to consider indications of interest for a sale-leaseback of our Kansas City, Missouri property. There are no assurances that we will proceed with the sale-leaseback in Kansas City if we do not receive what we consider to be a fair price in the near term.

Results of Operations

The following table reflects our financial results on a consolidated basis for 2016, 2015 and 2014:

	Years Ended
	December 25,	December 27,	December 28,
(in thousands, except per share amounts)	2016	2015	2014
Income (loss) from continuing operations	$(34,193)	$(300,162)	$375,977
Loss from discontinued operations, net of tax	—	—	(1,988)
Net income (loss)	$(34,193)	$(300,162)	$373,989
Net income (loss) per diluted common share:
Income (loss) from continuing operations	$(4.41)	$(34.66)	$42.55
Loss from discontinued operations	—	—	(0.22)
Net income (loss) per share	$(4.41)	$(34.66)	$42.33

The decrease in net loss from continuing operations in 2016 compared to 2015 is largely due to non-cash impairment charges of $9.5 million in 2016 compared to $304.8 million (see Note 4) in 2015. In addition, as described more fully below, results for 2016 compared to 2015 were impacted by lower total revenues, which were partially offset by a net decrease in operating expenses due to efforts made to reduce future costs, as described more fully below.

The net income from continuing operations in 2014 was due to income from operations, as well as several transactions, primarily related to the gains related to the sale of an equity investment.

2016 Compared to 2015

Revenues

The following table summarizes our revenues by category, which compares 2016 to 2015:

	Years Ended
	December 25,	December 27,	$	%
(in thousands)	2016	2015	Change	Change
Advertising:
Retail	$280,916	$318,953	$(38,037)	(11.9)
National	42,925	45,861	(2,936)	(6.4)
Classified:
Automotive	32,382	37,789	(5,407)	(14.3)
Real estate	24,498	27,083	(2,585)	(9.5)
Employment	23,036	30,120	(7,084)	(23.5)
Other	57,431	58,707	(1,276)	(2.2)
Total classified	137,347	153,699	(16,352)	(10.6)
Direct marketing and other	107,547	118,902	(11,355)	(9.5)
Total advertising	568,735	637,415	(68,680)	(10.8)
Audience	364,830	367,858	(3,028)	(0.8)
Other	43,528	51,301	(7,773)	(15.2)
Total revenues	$977,093	$1,056,574	$(79,481)	(7.5)

In 2016, total revenues decreased 7.5% compared to 2015 primarily due to the continued decline in demand for print advertising. The largest impact on print advertising came from large retail advertisers who began reducing preprinted insert advertising and in-newspaper ROP advertising in 2015, which continued in 2016. Other long-term factors contributing to the decline in print advertising revenues is the desire of advertisers to reach online customers, and the secular shift in advertising demand from print to digital products. As a result, the print advertising revenues declines were partially offset by growth in digital advertising.

Advertising Revenues

Total advertising revenues decreased 10.8% in 2016 compared to 2015. While we experienced declines in all of our advertising revenue categories, the decrease in total advertising revenues was primarily related to declines in print retail and print and digital classified advertising revenues. These decreases in advertising revenues were partially offset by increases in certain digital revenue categories, as discussed below.

Newspaper advertising is typically display advertising, or in the case of classified, display and/or liner advertising, while digital advertising can come in many forms, including banner ads, video, search advertising and/or liner ads. Advertising printed directly in the newspaper is considered ROP advertising while preprint advertising consists of preprinted advertising inserts delivered with the newspaper.

The following table reflects the category of advertising revenues as a percentage of total advertising revenues for the periods presented:

	Years Ended
	December 25,	December 27,
	2016	2015
Advertising:
Retail	49.4%	50.0%
National	7.5%	7.2%
Classified	24.2%	24.1%
Direct marketing and other	18.9%	18.7%
Total advertising	100.0%	100.0%

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

Retail:

In 2016, retail advertising revenues decreased 11.9% compared to 2015, primarily due to decreases of 19.6% in print ROP advertising revenues and 18.6% in preprint advertising revenues, compared to 2015. These decreases were partially offset by increases in digital retail advertising of 8.5% in 2016 compared to 2015 as advertisers continue to move to digital. The overall decreases in retail advertising revenues in 2016 were widespread among ROP and preprint categories.

National:

National advertising revenues decreased 6.4% during 2016 compared to 2015. For 2016, we experienced a 25.3% decrease in print national advertising and a 17.0% increase in digital national advertising compared to 2015. Overall the decrease in total national advertising revenues during 2016 was led by the telecommunications category. The increase in digital national advertising revenues during 2016 was largely led by programmatic digital advertising, including mobile, political and video revenues.

Classified:

In 2016, classified advertising revenues decreased 10.6% compared to 2015. In 2016 compared to 2015, we experienced decreases in print classified advertising of 14.5% and decreases in digital classified advertising of 5.2%. The decreases were across the major classified print categories of automotive, employment and real estate, and the classified digital category of employment. See below for more detailed discussion of the primary changes in classified advertising revenues.

The following is a discussion of the major classified advertising categories for 2016 compared to 2015:

•

Automotive advertising revenues decreased 14.3% in 2016. Print automotive advertising revenues declined 35.1% in 2016 as advertisers continued to shift advertising buys from print to digital products. Digital automotive advertising revenues were down slightly at 0.2% in 2016 primarily due to the decline in bundled print and digital sales.

•

Real estate advertising revenues decreased 9.5% in 2016. Print real estate advertising revenues declined 17.2% in 2016 and digital real estate advertising revenues increased 1.9% in 2016. Print real estate revenues have decreased due to the continued decline of the print real estate advertising market as it shifts from traditional media to digital media and the increased competitiveness of digital real estate advertising.

•

Employment advertising revenues decreased 23.5% in 2016. The employment market continues to shift from traditional print media to digital media. However, there is a wide array of digital media options for employment advertising, including large online-only job market companies, such as CareerBuilder.com, of which we own 15% and account for on an equity method (see Note 3). As a result, we have experienced declines in both our print and digital employment advertising. Print employment advertising revenues declined 27.1% in 2016 and digital employment advertising revenues were down 20.5% in 2016.

•

Other classified advertising revenues, which is our largest classified category and includes legal, remembrance and celebration notices and miscellaneous advertising, decreased 2.2% in 2016. Print other classified advertising revenues declined 2.4% in 2016 and digital other classified advertising revenues were down 1.4% in 2016.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 30.6% of total advertising revenues in 2016 compared to 26.2% in 2015. Total digital advertising includes digital advertising both bundled with print and digital-only advertising. Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy with print sold as an “up-sell.” In 2016, total digital advertising revenues increased 4.3% to $174.1 million compared to 2015. Digital-only advertising revenues increased 14.8% to $121.7 million in 2016 compared to 2015. The advertising industry is still experiencing a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers. While our product offerings and collaboration efforts in digital advertising have grown, we expect to continue to face intense competition in the digital advertising space. Digital advertising revenues bundled with print products declined 14.0% in 2016 compared to 2015 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 9.5% during 2016 compared to 2015.  The decrease was partially due to the declines in the preprint retail advertising by large retail customers as described above and, to a lesser extent, the elimination of certain niche products during fiscal years 2015 and 2016 that did not meet our profit expectations.

Audience Revenues

Audience revenues decreased 0.8% during 2016 compared to 2015. Overall, digital audience revenues increased 1.7% in 2016 and digital-only audience revenues increased 9.0% in 2016. The increase in digital-only audience revenues is a result of a 4.8% increase in our digital-only subscribers to 83,100 at the end of 2016 compared to 79,300 at the end of 2015, and to digital rate increases in our markets. Print audience revenues declined 1.8% in 2016 compared to 2015. We use a dynamic pricing model for our traditional subscriptions for which pricing is constantly being adjusted based upon a variety of market factors. This dynamic pricing model helped to partially offset print circulation declines. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we also increased our subscription-related marketing and promotion efforts.

Operating Expenses

Total operating expenses decreased 26.7% in 2016 compared to 2015. The decrease in 2016 was primarily due to lower impairment charges incurred during 2016 compared to 2015. The decreases in 2016 were also due in part to our continued

effort to reduce costs. Our total operating expenses, excluding impairments and asset write-downs, reflect our continued effort to reduce costs through streamlining processes to gain efficiencies as well as staff reductions.

The following table summarizes our operating expenses, which compares 2016 to 2015:

	Years Ended
	December 25,	December 27,	$	%
(in thousands)	2016	2015	Change	Change
Compensation expenses	$383,673	$395,449	$(11,776)	(3.0)
Newsprint, supplements and printing expenses	78,893	95,674	(16,781)	(17.5)
Depreciation and amortization expenses	89,446	101,595	(12,149)	(12.0)
Other operating expenses	393,015	404,347	(11,332)	(2.8)
Goodwill impairment and other asset write-downs	9,526	304,848	(295,322)	(96.9)
	$954,553	$1,301,913	$(347,360)	(26.7)

Compensation expenses, which include payroll and fringe benefit costs, decreased 3.0% in 2016 compared to 2015.  Payroll expenses declined 4.6% in 2016 compared to 2015, reflecting a 9.1% decline in average full-time equivalent employees. Payroll expenses include approximately $6.2 million more in severance costs in 2016 compared to 2015 related to outsourcing printing production and co-sourcing certain other functions. Fringe benefit costs increased 5.8% in 2016 compared to 2015. The increase was primarily due to increases in retirement costs related to our qualified defined benefit pension plan (“Pension Plan”) of $4.7 million and a $2.3 million charge incurred when we outsourced the printing production at one of our media companies and exited the multiemployer pension plans that covered the impacted employees.

Newsprint, supplements and printing expenses decreased 17.5% in 2016 compared to 2015.  Newsprint expense declined 18.4% in 2016 compared to 2015. The newsprint expenses declines reflect a 15.8% decrease in newsprint usage and a 3.4% decrease in newsprint prices during 2016  compared to 2015.  Printing expenses decreased 15.3% in 2016 compared to 2015 due to lower outsourced printing costs and lower direct marketing printing costs, as discussed above.

Depreciation and amortization expenses decreased 12.0% in 2016 compared to 2015. Depreciation expense decreased $11.8 million in 2016 compared to 2015,  partially due to the impact and timing of accelerated depreciation during the periods and due to assets that became fully depreciated in 2015 or early 2016. During 2016, we incurred accelerated depreciation of $7.0 million compared to $10.3 million in accelerated depreciation during 2015. The accelerated depreciation during 2016 and 2015 relate to the production equipment associated with outsourcing our printing process at certain of our media companies. Amortization expense decreased $0.4 million in 2016  compared to 2015.

Other operating expenses decreased 2.8% in 2016 compared to 2015.  In 2016, other operating expenses included decreases in circulation delivery costs of $12.8 million as expected due to decreased circulation volumes, professional fees of $2.1 million, postage of $2.8 million, as well as other miscellaneous expenses of $11.0 million, which were partially offset by increases in sales costs for digital advertising of $5.4 million and $12.0 million in relocation and other costs, which we believe will result in significant future cost savings.

In 2016, goodwill impairment and other asset write-downs includes $9.2 million in non-cash impairment charges related to intangible newspaper mastheads and $0.3 million related to classifying certain assets as assets held for sale during 2016. In 2015, we recorded non-cash impairment charges related to goodwill of $290.9 million resulting from an interim goodwill impairment test during the second quarter of 2015, and to intangible newspaper mastheads of $13.9 million resulting from interim and annual impairment testing. See  Notes 1 and 4  for additional discussion.

Non‑Operating Items

Interest Expense:

Total interest expense decreased 3.3% in 2016 compared to 2015, primarily reflecting lower overall debt balances due to the repurchases made in 2016 and 2015. Interest expense on debt declined by $7.4 million, or 8.7% in 2016 compared to 2015. The lower interest expense on debt was partially offset by a $3.8 million increase of non-cash imputed interest related to our financing obligations that grew due to the contributed real properties to our Pension Plan.

Equity Income:

Total income from unconsolidated investments increased 23.8% during 2016 compared to 2015. While we had lower income from our equity method investments in 2016 compared to 2015, the increase in income from unconsolidated investments was due to the timing of write-downs. During 2016 and 2015, we recorded write‑downs of $1.0 million and $8.2 million, respectively, which reduced our equity income in unconsolidated companies, net, in the consolidated statements of operations. The write-down in 2016 was related to our HomeFinder, LLC investment, which was sold in the first quarter of 2016. The write-down in 2015 was primarily related to CareerBuilder, LLC, which recorded a non-cash, goodwill impairment charge related to their international reporting unit in the fourth quarter of 2015. Our portion of that impairment charge was $7.5 million.

Gains related to equity investments:

We recognized $8.1 million in gains related to equity investments during 2015, from a previously sold equity investment, as a result of a final cash distribution of $7.5 million that was received in the second quarter of 2015 and a final working capital adjustment of $0.6 million that was received in the first quarter of 2015. There were no such gains in 2016.

Extinguishment of Debt:

During 2016, we repurchased $63.6 million aggregate principal amount of various series of our outstanding notes. We repurchased these notes at a price higher or lower than par value and wrote off historical discounts and unamortized issuance costs related to these notes, as applicable, which resulted in a net gain on extinguishment of debt of $0.4 million in 2016.

During 2015, we repurchased $95.2 million aggregate principal amount of various series of our outstanding notes. We repurchased these notes at either par or at a price lower than par value and wrote off historical discounts and unamortized issuance costs related to these notes, as applicable, which resulted in a net gain on extinguishment of debt of $1.2 million in 2015.

Income Taxes:

In 2016, we recorded an income tax benefit on continuing operations of $13.1 million. The income tax benefit differs from the expected federal tax amounts primarily due to the inclusion of state income taxes, non-deductible stock related compensation, certain discrete tax items and the impact from a non-deductible loss for tax purposes related to the transfer of real property to our Pension Plan.

In 2015, we recorded an income tax benefit on continuing operations of $11.8 million. The income tax benefit differs from the expected federal tax amounts primarily due to the tax impact of state income taxes, the impact of non-tax-deductible goodwill, the reversal of unrecognized tax benefits and certain expenses not deductible for income tax purposes.

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

Advertising Revenues

Total advertising revenues decreased 12.9% in 2015 compared to 2014. While we experienced declines in all of our advertising revenue categories, including certain digital advertising revenue categories, the decrease in total advertising revenues was primarily related to declines in print retail and print and digital classified advertising revenues. These decreases in advertising revenues were partially offset by increases in certain digital revenue categories, as discussed below. The decreases were also partially a result of the five-year affiliate agreement we entered into with Cars.com on October 1, 2014, which resulted in higher wholesale costs related to their digital products and services in 2015 as compared to 2014. These wholesale costs are recorded as a reduction in the related revenues for these products and services, and generally reduce total advertising revenues by approximately two percentage points due to the higher costs in the new affiliate agreement in 2015 compared to prior years.

The following table reflects the category of advertising revenues as a percentage of total advertising revenues for the periods presented:

	Years Ended
	December 27,	December 28,
	2015	2014
Advertising:
Retail	50.0%	51.2%
National	7.2%	6.9%
Classified	24.1%	24.4%
Direct marketing and other	18.7%	17.5%
Total advertising	100.0%	100.0%

Retail:

In 2015, retail advertising revenues decreased 14.8% compared to 2014, primarily due to decreases of 20.2% in print ROP advertising revenues and 18.6% in preprint advertising revenues, compared to 2014. These decreases were partially offset by increases in digital retail advertising of 1.3% in 2015 compared to 2014 as advertisers continue to move to digital. The overall decreases in retail advertising revenues in 2015 mainly reflect a pullback by large retailers in preprint and ROP advertising.

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

Classified:

In 2015, classified advertising revenues decreased 14.1% compared to 2014. In 2015 compared to 2014, we experienced decreases in print classified advertising of 13.9% and decreases in digital classified advertising of 14.3%. The decreases were across the major classified categories of automotive, employment and real estate. Almost half of the decrease in automotive was a result of the five-year affiliate agreement with Cars.com signed on October 1, 2014, which resulted in higher wholesale costs for their digital products and services in 2015. These wholesale costs are recorded as a reduction in the related revenues for these products and services. We had $28.1 million in wholesale fees during 2015 compared to $21.3 million in 2014. In addition, advertisers are increasingly using digital advertising, which is more competitive than print advertising.

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

•

Real estate advertising revenues decreased 10.4% in 2015. Print real estate advertising revenues declined 16.0% in 2015 and digital real estate advertising revenues decreased slightly at 0.7% in 2015. Print real estate revenues have decreased due to the continued decline of the print real estate advertising market as it shifts from traditional media to digital media and the increased competitiveness of digital real estate advertising. Digital real estate advertising in 2014 included $0.4 million of revenues from Apartments.com that were not included in 2015 due to the April 1, 2014, sale of that business by Classified Ventures (former equity investment). We no longer sell the Apartments.com products or services.

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

The following table summarizes our operating expenses, which compares 2015 to 2014:

	Years Ended
	December 29,	December 29,	$	%
(in thousands)	2015	2014	Change	Change
Compensation expenses	$395,449	$411,881	$(16,432)	(4.0)
Newsprint, supplements and printing expenses	95,674	114,801	(19,127)	(16.7)
Depreciation and amortization expenses	101,595	113,638	(12,043)	(10.6)
Other operating expenses	404,347	415,682	(11,335)	(2.7)
Goodwill impairment and other asset write-downs	304,848	8,227	296,621	nm
	$1,301,913	$1,064,229	$237,684	22.3

nm – not meaningful

Compensation expenses decreased 4.0% in 2015 compared to 2014. The decrease was primarily due to a decrease in payroll expenses in 2015 of 3.5% compared to 2014, reflecting a 9.0% decline in average full-time equivalent employees. The decrease in payroll expense was partially offset by higher severance costs. Fringe benefits costs in 2015 decreased 6.8% compared to 2014 due to lower headcount.

Newsprint, supplements and printing expenses decreased 16.7% in 2015 compared to 2014. During 2015 compared to 2014, newsprint expense declined 23.4%. The newsprint declines reflect an 18.0% decrease in newsprint usage and a 6.7% decrease in newsprint prices during 2015 compared to 2014.

Depreciation and amortization expenses decreased 10.6% in 2015 compared to 2014. Depreciation expense decreased $7.5 million in 2015 compared to 2014, partially due to the impact and timing of accelerated depreciation during the periods and due to assets that became fully depreciated in 2014 or early 2015. During 2015, we incurred accelerated depreciation of $10.3 million related to the production equipment associated with outsourcing our printing process at a few of our media companies, compared to $13.5 million in accelerated depreciation during 2014. The accelerated depreciation during 2014, (i) related to the production equipment associated with outsourcing our printing process at one of our media companies and (ii) resulted from moving the printing operations for another one of our media companies to a newly purchased production facility. Amortization expense decreased $4.6 million in 2015 compared to 2014 primarily due to certain circulation subscriber lists that became fully amortized during the third quarter of 2014.

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

Goodwill impairment and other asset write-downs increased during 2015 compared to 2014. In 2015, we recorded non-cash impairment charges related to goodwill of $290.9 million resulting from an interim goodwill impairment test during the second quarter of 2015, and charges to intangible newspaper mastheads of $13.9 million resulting from interim and annual impairment testing. See Notes 1 and 4 for additional discussion. During 2014, we recorded $8.2 million of non-cash impairment charges to reduce the carrying value of mastheads, real property, land and non-newsprint inventory. The charges consisted of $5.2 million for masthead impairments resulting from our annual impairment testing, $2.0 million write-down of non-newsprint inventory and $1.0 million for a write-down of buildings and land at one of our media companies.

Non‑Operating Items

Interest Expense:

Total interest expense decreased 32.6% in 2015 compared to 2014, primarily reflecting lower overall debt balances due to the retirements and repurchases made in the fourth quarter of 2014 and to a lesser degree repurchases of debt during 2015.

Equity Income:

Total income from unconsolidated investments decreased 47.1% during 2015 compared to 2014 due to lower income from our equity method investments. The equity income in unconsolidated companies in the first nine months of 2014 included income from an equity investment that was sold in October 2014. During 2015, we had no equity income as a result of our sale of our equity interest in the equity investment. Except for the final distribution of $7.5 million received in the second quarter of 2015, we will no longer receive equity income or distributions from this former investment. The final distribution was recorded as a gain on the sale of our ownership interest in the equity investment in 2015, as discussed below. In addition, during 2015 and 2014, we recorded write‑downs of $8.2 million and $7.8 million, respectively, which reduced our equity income in unconsolidated companies, net, in the consolidated statements of operations. The write-down in 2015 was primarily related to CareerBuilder, LLC, which recorded a non-cash, goodwill impairment charge related to their international reporting unit in the fourth quarter of 2015. Our portion of that impairment charge was $7.5 million. The write-down in 2014 was primarily related to our interest in the Ponderay Newsprint Company, which is owned by three of our wholly-owned subsidiaries.

Gains related to equity investments:

We recognized $8.1 million in gains related to equity investments during 2015 from a previously owned equity investment as a result of a final cash distribution of $7.5 million that was received in the second quarter of 2015 and a final working capital adjustment of $0.6 million received in the first quarter of 2015.

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

Income Taxes:

In 2015, we recorded an income tax benefit on continuing operations of $11.8 million. The income tax benefit differs from the expected federal tax amounts primarily due to the tax impact of state income taxes, the impact of non-tax-deductible goodwill, the reversal of unrecognized tax benefits and certain expenses not deductible for income tax purposes.

In 2014 we recorded an income tax provision on continuing operations of $231.2 million.  The income tax provision differs from the expected federal tax amount primarily due to state taxes, including benefits from certain favorable state tax adjustments and certain state taxes that do not vary with net income.  For 2014, our income tax provision includes the tax impact of certain discrete tax items, such as (i) gains related to equity investments (ii) certain asset disposals, impairments and accelerated depreciation, (iii) loss on the repurchase of debt, and (iv) severance.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $5.3 million as of December 25, 2016, compared to $9.3 million of cash and cash equivalents at December 27, 2015.

We expect that most of our cash and cash equivalents, and our cash generated from operations, for the foreseeable future will be used to repay debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to the Pension Plan, repurchase stock, and other corporate uses as determined by management and our Board of Directors. As of December 25, 2016, we had approximately $873.7 million in total aggregate principal amounts of debt outstanding, consisting of $16.9 million of our 5.750% notes due in 2017 (also see Note 5), $491.4 million of our 9.00% Notes due 2022 and $365.4 million of our notes maturing in 2027 and 2029. We expect to continue to opportunistically repurchase our debt from time to time if market conditions are favorable and we also expect that we will refinance a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We may also be required to use cash on hand or cash from operations to meet these obligations. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Years Ended
	December 25,	December 27,	December 30,
(in thousands)	2016	2015	2014
Cash flows provided by (used in)
Operating activities:
Continuing operations	$75,383	$(122,529)	$143,181
Discontinued operations	—	—	(37)
Investing activities:
Continuing operations	(9,272)	13,840	552,012
Discontinued operations	—	—	32,953
Financing activities;
Continuing operations	(70,152)	(102,840)	(588,059)
Increase (decrease) in cash and cash equivalents	$(4,041)	$(211,529)	$140,050

Operating Activities:

We generated $75.4 million of cash from continuing operating activities in 2016 compared to using $122.5 million of cash from continuing operations in 2015. The change is primarily due to the timing of income tax payments, net of refunds in 2016 compared to income tax payments in 2015. In 2016, we had net income tax refunds, of $2.5 million compared to income tax payments of $207.0 million in 2015. This difference was primarily related to the tax payments made in the first quarter of 2015 related to the gain on sale of a previously owned equity investment that was recorded in the fourth quarter of 2014, offset by the tax losses on bond repurchases in the fourth quarter of 2014.

In 2014, we generated $143.2 million of cash from continuing operating activities. The decrease in cash generated in 2015 compared to 2014 was primarily due $146.9 million in cash we received from a previously held equity investment who sold one of their divisions in 2014, and the timing of net income tax payments in 2015, as discussed above, offset by lower pension contributions in 2015. In 2015 we made income tax payments of $207.0 million, as discussed above, compared to $77.6 million in 2014. We made no cash pension contributions in 2015 compared to $25 million in 2014.

Pension Plan Matters

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we had no required pension contribution under the Employee Retirement Income Security Act in fiscal year 2016. The contribution of real property which exceeded our required pension contribution for 2016 is expected it to reduce our future pension contributions and expense, all other things being equal. We made no cash contributions to the Pension Plan during 2015. After applying credits, we also do not expect to have a required pension contribution under the Employee Retirement Income Security Act in fiscal year 2017.

Investing Activities:

We used $9.3 million of cash from investing activities in 2016, which was primarily due to the purchase of property, plant and equipment (“PP&E”) for $13.0 million.

We generated $13.8 million of cash from investing activities in 2015, which reflected the receipts associated with the sale of a former equity investment of $25.6 million from an escrow account and a final cash distribution of $7.5 million, offset by the purchase of PP&E of $18.6 million.

We generated $552.0 million of cash from investing activities in 2014, which was primarily due to the proceeds received from the sale of our ownership interest in an unconsolidated equity investment offset by the purchase of $6.8 million in insurance-related deposits; the purchase of PP&E for $23.4 million, which includes the purchase of a production facility for $5.2 million; and the purchase of $33.5 million in certificates of deposit, which collateralize our outstanding letters of credit.

Financing Activities:

We used $70.2 million of cash from financing activities in 2016, primarily related to the repurchase of debt and our Class A Common Stock. During 2016, we repurchased a total of $63.6 million in aggregate principal amount of our 5.75% Notes due in 2017 and our 9.00% Notes through privately negotiated transactions for $62.3 million in cash. See Note 5 for further discussion. In addition, $8.1 million was used to repurchase our Class A Common Stock during 2016, primarily related to the repurchases of 656 thousand shares of our Class A Common Stock under our previously announced repurchase plan for $7.8 million in cash.

We used $102.8 million of cash from financing activities in 2015 primarily related to the repurchase of our 5.75% Notes and 9.00% Notes. During 2015, we repurchased $95.2 million of aggregate principal amount of notes for $92.3 million in cash in privately negotiated repurchases (see Note 5). In addition, $8.4 million was used to purchase our Class A Common Stock during 2015, primarily related to $7.8 million used to repurchase 615 thousand shares of our Class A Common Stock under our previously announced repurchase plan.

We used $588.1 million of cash from financing activities in 2014 primarily related to the repurchase of debt. During 2014, we repurchased $494.2 million of aggregate principal amount of notes for $584.4 million in cash in privately negotiated repurchases.

Off‑Balance‑Sheet Arrangements

As of December 25, 2016, we did not have any significant off‑balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S‑K.

Contractual Obligations:

As of the end of 2016 our contractual obligations were as follows:

	Payments Due By Period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt principal	$873,698	$16,865	$—	$—	$856,833
Interest on long-term debt	583,361	70,565	139,190	139,190	234,416
Pension obligations (a)	606,472	8,647	46,284	245,518	306,023
Post-retirement obligations (a)	7,403	1,063	1,838	1,505	2,997
Workers’ compensation obligations (b)	12,162	2,079	2,636	1,606	5,841
Other long-term obligations (c)	14,489	4,425	1,775	1,224	7,065
Financing obligations (d)	56,269	4,673	9,450	8,627	33,519
Other obligations:
Purchase obligations (e)	54,990	15,237	13,237	8,222	18,294
Operating leases (f)	71,036	12,008	19,288	14,615	25,125
Total (g)	$2,279,880	$135,562	$233,698	$420,507	$1,490,113

(a)	Pension and Post-retirement obligations do not take into account the tax‑deductibility of the payments.
(b)	Future expected workers’ compensation payments are based on undiscounted ultimate losses and are shown net of estimated recoveries.
(c)	Primarily deferred compensation, future lease obligations and indemnification obligation reserves related to a disposed media companies.
(d)	Financing obligations include the obligations related to our contribution and leaseback of certain property to the Pension Plan in 2016 and 2011. See further discussion in Note 7.
(e)	Primarily printing outsource agreements and capital expenditures for PP&E.
(f)	Excludes payments on leases included in financing obligation above.

(g)

The table excludes unrecognized tax benefits, and related penalties and interest, totaling $19.5 million because a reasonably reliable estimate of the timing of future payments, if any, cannot be determined.

Critical Accounting Policies

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are amortization and/or impairment of goodwill and other intangibles, pension and post‑retirement expenses, insurance reserves, and our accounting for income taxes. We believe the following critical accounting policies, in particular, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We assess goodwill for impairment on an annual basis at a reporting unit level and we have identified two reporting units.  One reporting unit (“West” reporting unit) consists of operations in our California, Northwest and the Midwest operating regions and the other reporting unit (“East” reporting unit) consists of operations in our Southeast and Florida operating regions. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual test is performed at our fiscal year end.

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

We performed an interim goodwill impairment testing at June 28, 2015, based on the reporting units that existed at that time. Based on that testing, the fair value of our reporting unit that primarily consisted of operations in California, the Northwest and Texas, exceeded the carrying value by approximately 12.9%, and we did not incur any goodwill impairment for this reporting unit. The reporting unit that primarily consisted of operations in the Southeast, Florida and the Midwest, recorded an impairment charge of $290.9 million during the quarter and six months ended June 28, 2015, as described in Note 4.

Based on our annual impairment testing analysis, at December 25, 2016, the fair value of our West reporting unit exceeded the carrying value by approximately 20.1%, and the fair value of the East reporting unit exceeded the carrying value by approximately 44.2%. Assumptions are highly subjective and sensitive to industry and our performance.

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

We performed our annual masthead impairment tests as of December 25, 2016 and December 28, 2014, and as a result of our testing, we recorded a charge of $9.2 million and $5.2 million in 2016 and 2014, respectively. In 2015, we performed interim and annual masthead impairment testing and as a result of our testing, we recorded a charge of $9.5 million for the quarter and six months ended June 28, 2015, and a total of $13.9 million in 2015.

Other Intangible Assets:

Long‑lived assets such as other intangible assets are subject to amortization (primarily advertiser and subscriber lists) and are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. No impairment loss was recognized on intangible assets subject to amortization in 2016, 2015 or 2014.

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

Current standards of accounting for defined benefit pension plans and post‑retirement benefit plans require recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) the funded status of a post‑retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. At December 25, 2016, net retirement obligations in excess of the retirement plans’ assets were $606.5 million. This amount included $119.1 million for non‑qualified plans that do not have assets and $487.4 million for our qualified plan. At December 27, 2015, net retirement obligations in excess of the retirement plans’ assets were $581.7 million. This amount included $116.9 million for non‑qualified plans that do not have assets and $464.8 for our qualified plan.

We used discount rates of 4.21% to 4.72% and an assumed long‑term return on assets of 7.75% to calculate our retirement plan expenses in 2016.

For 2016, a change in the weighted average rates would have had the following impact on our net benefit cost:

•	A decrease of 50 basis points in the long‑term rate of return would have increased our net benefit cost by approximately $7.0 million;
•	A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $0.1 million.

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

We used a discount rate of 1.6% to calculate workers’ compensation reserves as of December 25, 2016. A decrease of 25 basis points in the discount rate would have had a $0.2 million effect on total workers’ compensation reserves. A 10% increase in the claims would have increased the total workers’ compensation reserves, net of estimated recoveries, by approximately $1.3 million.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1.

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

Discount Rate Risks in Our Pension and Post‑Retirement Obligations

The discount rate used to measure our obligations under our qualified defined benefit pension plan is generally based upon long‑term interest rates on highly‑rated corporate bonds. Hence, changes in long‑term interest rates may have a significant impact on the funding position of our qualified defined pension plan. We estimate that a 1.0% increase in our discount rate could decrease our pension obligations by approximately $200 million. Conversely, a 1.0% decrease in our discount rate could increase our pension obligations by approximately $244 million. Based on current interest rates, the amount of contributions due to the plan and the timing of the payments of these obligations are included in the table of contractual obligations above and reflect actuarial estimates we believe to be reasonable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The McClatchy Company:

We have audited the accompanying consolidated balance sheets of The McClatchy Company and its subsidiaries (the “Company”) as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2016. We also have audited the Company’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission..

/s/ Deloitte & Touche LLP

Sacramento, California

March 3, 2017

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended
	December 25,	December 27,	December 28,
	2016	2015	2014
REVENUES — NET:
Advertising	$568,735	$637,415	$731,783
Audience	364,830	367,858	366,592
Other	43,528	51,301	48,177
	977,093	1,056,574	1,146,552
OPERATING EXPENSES:
Compensation	383,673	395,449	411,881
Newsprint, supplements and printing expenses	78,893	95,674	114,801
Depreciation and amortization	89,446	101,595	113,638
Other operating expenses	393,015	404,347	415,682
Goodwill impairment and other asset write-downs (see Notes 1 and 2)	9,526	304,848	8,227
	954,553	1,301,913	1,064,229

OPERATING INCOME (LOSS)	22,540	(245,339)	82,323

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(83,168)	(85,973)	(127,503)
Interest income	463	331	254
Equity income in unconsolidated companies, net	12,492	10,086	19,084
Gains related to equity investments	—	8,061	705,247
Gain (loss) on extinguishment of debt, net	431	1,167	(72,777)
Other — net	(16)	(292)	579
	(69,798)	(66,620)	524,884

Income (loss) before income taxes	(47,258)	(311,959)	607,207
Income tax expense (benefit)	(13,065)	(11,797)	231,230

INCOME (LOSS) FROM CONTINUING OPERATIONS	(34,193)	(300,162)	375,977

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	—	(1,988)
NET INCOME (LOSS)	$(34,193)	$(300,162)	$373,989

Net income (loss) per common share:
Basic
Income (loss) from continuing operations	$(4.41)	$(34.66)	$43.32
Loss from discontinued operations	—	—	(0.23)
Net income (loss) per share	$(4.41)	$(34.66)	$43.09

Diluted
Income (loss) from continuing operations	$(4.41)	$(34.66)	$42.55
Loss from discontinued operations	—	—	(0.22)
Net income (loss) per share	$(4.41)	$(34.66)	$42.33

Weighted average number of common shares:
Basic	7,750	8,659	8,680
Diluted	7,750	8,659	8,836

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Years Ended
	December 25,	December 27,	December 28,
	2016	2015	2014
NET INCOME (LOSS)	$(34,193)	$(300,162)	$373,989
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Change in pension and post-retirement benefit plans, net of taxes of $25,700, $2,936 and $73,922	(38,550)	(4,404)	(110,883)
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $772, $534 and $546	(1,157)	(801)	(819)
Other comprehensive loss	(39,707)	(5,205)	(111,702)
Comprehensive income (loss)	$(73,900)	$(305,367)	$262,287

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 25,	December 27,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,291	$9,332
Trade receivables (net of allowances of $3,254 in 2016 and $4,451 in 2015)	112,583	138,153
Other receivables	11,883	16,367
Newsprint, ink and other inventories	13,939	16,659
Assets held for sale	9,040	5,357
Other current assets	14,809	19,194
	167,545	205,062

Property, plant and equipment, net	297,506	364,219
Intangible assets:
Identifiable intangibles — net	298,986	348,651
Goodwill	705,174	705,174
	1,004,160	1,053,825
Investments and other assets:
Investments in unconsolidated companies	242,382	233,538
Deferred income taxes	60,821	1,312
Other assets	64,340	65,078
	367,543	299,928
	$1,836,754	$1,923,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,749	$—
Accounts payable	36,822	41,751
Accrued pension liabilities	8,647	8,450
Accrued compensation	25,577	29,410
Income taxes payable	7,930	687
Unearned revenue	64,728	60,811
Accrued interest	8,602	9,423
Other accrued liabilities	20,994	15,195
	190,049	165,727
Non-current liabilities:
Long-term debt	829,415	905,425
Pension and postretirement obligations	604,165	581,852
Financing obligations	51,616	32,398
Other long-term obligations	47,596	44,869
	1,532,792	1,564,544
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,132,417 in 2016 and 5,878,253 in 2015)	51	59
Class B (authorized 60,000,000 shares, issued 2,443,191 in 2016 and 2015)	24	24
Additional paid-in-capital	2,213,098	2,220,230
Accumulated deficit	(1,637,739)	(1,603,546)
Treasury stock at cost, 34 shares in 2016 and 165,217 shares in 2015	(6)	(2,196)
Accumulated other comprehensive loss	(461,515)	(421,808)
	113,913	192,763
	$1,836,754	$1,923,034

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	December 25,	December 27,	December 28,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,193)	$(300,162)	$373,989
Less loss from discontinued operations, net of tax	—	—	(1,988)
Income (loss) from continuing operations	(34,193)	(300,162)	375,977

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	89,446	101,595	113,638
(Gains) loss on disposal of property and equipment (excluding asset impairments)	(5,844)	347	(918)
Contribution to qualified defined benefit pension plan	—	—	(25,000)
Retirement benefit expense	14,776	9,971	4,632
Stock-based compensation expense	3,130	3,178	3,479
Deferred income taxes	(33,275)	(23,087)	(32,233)
Equity income in unconsolidated companies	(12,492)	(10,086)	(19,084)
Gains related to equity investments	—	(8,061)	(705,247)
Distributions of income from equity investments	6,000	7,500	160,707
Gain on extinguishment of debt, net	(431)	(1,167)	72,777
Goodwill impairment and other asset write-downs	9,526	304,848	8,227
Other	(6,141)	(5,501)	(4,137)
Changes in certain assets and liabilities:
Trade receivables	26,057	6,412	19,390
Inventories	2,720	2,832	3,822
Other assets	2,744	(7,707)	(111)
Accounts payable	(4,964)	(7,344)	(1,870)
Accrued compensation	(3,600)	(3,529)	(6,291)
Income taxes	11,872	(190,581)	186,208
Accrued interest	(821)	(1,169)	(4,452)
Other liabilities	10,873	(818)	(6,333)
Net cash provided by (used in) continuing operations	75,383	(122,529)	143,181
Net cash used in discontinued operations	—	—	(37)
Net cash provided by (used in) operating activities	75,383	(122,529)	143,144
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,019)	(18,605)	(23,441)
Proceeds from sale of property, plant and equipment and other	9,241	414	10,301
Purchase of certificates of deposit	—	—	(33,483)
Proceeds from redemption of certificates of deposit	2,323	—	—
Purchase of insurance-related deposits	—	—	(6,770)
Distributions from equity investments	—	7,428	1,621
Contributions to equity investments	(3,817)	(1,583)	(4,158)
Proceeds from sale of equity investments	—	25,553	607,942
Other-net	(4,000)	633	—
Net cash provided by (used in) continuing operations	(9,272)	13,840	552,012
Net cash used in discontinued operations	—	—	32,953
Net cash provided by (used in) investing activities	(9,272)	13,840	584,965
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes	(62,331)	(92,254)	(584,366)
Purchase of treasury shares	(8,080)	(8,434)	(7,603)
Other	259	(2,152)	3,910
Net cash used in financing activities	(70,152)	(102,840)	(588,059)
Increase (decrease) in cash and cash equivalents	(4,041)	(211,529)	140,050
Cash and cash equivalents at beginning of period	9,332	220,861	80,811
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,291	$9,332	$220,861

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 29, 2013	$62	$25	$2,222,610	$(1,677,373)	$(304,901)	$(37)	$240,386
Net income	—	—	—	373,989	—	—	373,989
Other comprehensive loss	—	—	—	—	(111,702)	—	(111,702)
Conversion of 21,500 Class B shares to Class A shares	1	(1)	—	—	—	—	—
Issuance of 239,110 Class A shares under stock plans	2	—	4,806	—	—	—	4,808
Stock compensation expense	—	—	3,507	—	—	—	3,507
Purchase of 159,412 shares of treasury stock	—	—	—	—	—	(7,603)	(7,603)
Retirement of 155,995 shares of treasury stock	(2)	—	(7,463)	—	—	7,465	—
Balance at December 28, 2014	63	24	2,223,460	(1,303,384)	(416,603)	(175)	503,385
Net loss	—	—	—	(300,162)	—	—	(300,162)
Other comprehensive loss	—	—	—	—	(5,205)	—	(5,205)
Conversion of 15,400 Class B shares to Class A shares	—	—	—	—	—	—	—
Issuance of 91,555 Class A shares under stock plans	1	—	—	—	—	—	1
Stock compensation expense	—	—	3,178	—	—	—	3,178
Purchase of 649,448 shares of treasury stock	—	—	—	—	—	(8,434)	(8,434)
Retirement of 488,769 shares of treasury stock	(5)	—	(6,408)	—	—	6,413	—
Balance at December 27, 2015	59	24	2,220,230	(1,603,546)	(421,808)	(2,196)	192,763
Net loss	—	—	—	(34,193)	—	—	(34,193)
Other comprehensive loss	—	—	—	—	(39,707)	—	(39,707)
Issuance of 102,681 Class A shares under stock plans	1	—	(1)	—	—	—	—
Stock compensation expense	—	—	3,130	—	—	—	3,130
Purchase of 683,334 shares of treasury stock	—	—	—	—	—	(8,080)	(8,080)
Retirement of 848,517 shares of treasury stock	(9)	—	(10,261)	—	—	10,270	—
Balance at December 25, 2016	$51	$24	$2,213,098	$(1,637,739)	$(461,515)	$(6)	$113,913

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

1.  SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a news and information publisher of publications and online platforms such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News and Observer, and the (Fort Worth) Star-Telegram. In December 2016, we acquired certain assets and operations of The (Durham, NC) Herald-Sun, including related intangible assets. Including this acquisition, we operate 30 media companies in 29 U.S. markets in 14 states, providing each of our communities with high-quality news and advertising services in a wide array of digital and print formats. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol MNI.

In addition to our media companies, we also own 15.0% of CareerBuilder, LLC, which operates a premier online job website, CareerBuilder.com, as well as certain other digital company investments. See Note 3 for additional discussion. In September 2016, TEGNA Inc., the majority holder of CareerBuilder, LLC, announced that it and other owners, including us, would evaluate strategic alternatives for CareerBuilder. No specific timeline was announced for this process and no further action has been announced.

Our fiscal year ends on the last Sunday in December. The years ended December 25, 2016, December 27, 2015, and December 28, 2014, consist of 52-week periods. Since the acquisition of The (Durham, NC) Herald-Sun occurred on the last day of our fiscal year of 2016, none of The Herald-Sun's operating results are included in our operating results in 2016.

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

Reverse Stock Split

Following our May 2016 annual meeting of shareholders, our Board of Directors approved a one-for-ten (1:10) reverse stock split of our issued and outstanding Class A and Class B common stock, which became effective June 7, 2016. As a result, every ten shares of our common stock outstanding were combined into one share of our common stock. The ratio was the same for the Class A common stock and the Class B common stock and each shareholder held the same percentage of Class A and Class B common stock outstanding immediately following the reverse stock split as the shareholder held immediately prior to the reverse stock split. No fractional shares were issued in connection with the reverse stock split. The par value and authorized number of shares of the Class A and Class B common stock were not adjusted as a result of the reverse stock split. All issued and outstanding Class A and Class B common stock and per share amounts contained within our consolidated financial statements and footnotes have been retroactively adjusted to reflect this reverse stock split for all periods presented.

All restricted stock unit awards and stock appreciation right awards outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which the restricted stock units and stock appreciation rights are exercisable by ten and multiplying the exercise price by ten, all in accordance with the terms of the agreements governing such awards. All restricted stock units and stock appreciation rights activity contained within our consolidated financial statement footnotes have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Revenue recognition

We recognize revenues (i) from advertising placed in a newspaper, a website and/or a mobile service over the advertising contract period or as services are delivered, as appropriate; (ii) from the sale of certain third party digital advertising products and services on a net basis, with wholesale fees reported as a reduction of the associated revenues; and (iii) for audience subscriptions as newspapers and access to online sites are delivered over the applicable subscription term. Print audience revenues are recorded net of direct delivery costs for contracts that are not on a “fee-for-service” arrangement.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

Print audience revenues on our “fee-for-service” contracts are recorded on a gross basis and associated delivery costs are recorded as other operating expenses.

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

Concentrations of credit risks

Financial instruments, which potentially subject us to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. As of December 25, 2016, substantially all of our cash and cash equivalents are in excess of the FDIC insured limits. We routinely assess the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of our customers, limits our concentration of risk with respect to trade accounts receivable. We have not experienced any losses related to amounts in excess of FDIC limits.

Allowance for doubtful accounts

We maintain an allowance account for estimated losses resulting from the risk that our customers will not make required payments. At certain of our media companies we establish our allowances based on collection experience, aging of our receivables and significant individual account credit risk. At the remaining media companies we use the aging of accounts receivable, reserving for all accounts due 90 days or longer, to establish allowances for losses on accounts receivable; however, if we become aware that the financial condition of specific customers has deteriorated, additional allowances are provided.

We provide an allowance for doubtful accounts as follows:

	Years Ended
	December 25,	December 27,	December 28,
(in thousands)	2016	2015	2014
Balance at beginning of year	$4,451	$5,900	$6,040
Charged to costs and expenses	10,137	8,181	9,305
Amounts written off	(11,334)	(9,630)	(9,229)
Disposition of discontinued operations	—	—	(216)
Balance at end of year	$3,254	$4,451	$5,900

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) or current market value. During 2014, we recorded a $2.0 million write‑down of non-newsprint inventory.

Property, plant and equipment

Property, plant and equipment (“PP&E”) are recorded at cost. Additions and substantial improvements, as well as interest expense incurred during construction, are capitalized. Capitalized interest was not material in 2016, 2015 or 2014. Expenditures for maintenance and repairs are charged to expense as incurred. When PP&E is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

Property, plant and equipment consisted of the following:

	December 25,	December 27,	Estimated
(in thousands)	2016	2015	Useful Lives
Land	$50,844	$85,721
Building and improvements	314,018	332,502	5	-	60	years
Equipment	594,005	648,206	2	-	25	years	(1)
Construction in process	1,489	7,090
	960,356	1,073,519
Less accumulated depreciation	(662,850)	(709,300)
Property, plant and equipment, net	$297,506	$364,219

(1)	Presses are 9 - 25 years and other equipment is 2 - 15 years

We record depreciation using the straight‑line method over estimated useful lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets and anticipated technological changes. Our depreciation expense was $41.5 million, $53.2 million and $60.7 million in 2016, 2015 and 2014, respectively.

During 2016, 2015 and 2014, we incurred $7.0 million, $10.3 million and $13.5 million respectively, in accelerated depreciation related to the production equipment associated with outsourcing our printing process at certain of our media companies.

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

Assets held for sale

Assets held for sale includes land and buildings at two of our media companies that we began to actively market for sale during 2016. In connection with the classification to assets held for sale, the carrying value of the land and building of one of the media companies was reduced to their estimated fair value less selling costs, as determined based on the current market conditions and the selling price. As a result, a write-down of $0.3 million was recorded in 2016, and is included in goodwill impairment and other asset write-downs on the consolidated statements of operations.

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

Segment reporting

We operate 30 media companies, providing each of our communities with high-quality news and advertising services in a wide array of digital and print formats. We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Our operating segments are based on how our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), makes decisions about allocating resources and assessing performance. The CODM is provided discrete financial information for the two operating segments. Each operating segment consists of a group of media companies and both operating segments report to the same segment manager. One of our operating segments (“Western Segment”) consists of our media companies

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

operations in California, the Northwest, and the Midwest, while the other operating segment (“Eastern Segment”) consists primarily of media companies operations in the Southeast and Florida.

Goodwill and intangible impairment

We test for impairment of goodwill annually, at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two‑step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate, hypothetical transaction structures, and for the market based approach, private and public market trading multiples for newspaper assets. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. We determined that no impairment charge was required in 2016 or 2014. We determined an impairment charge of $290.9 million in 2015 was required. Also see Note 4.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model discussed above, to determine the fair value of each newspaper masthead. We determined that impairment charges of $9.2 million, $13.9 million and $5.2 million in 2016, 2015 and 2014, respectively, were required. Also see Note 4.

Long‑lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during 2016, 2015 or 2014.

Stock‑based compensation

All stock‑based compensation, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their fair values. At December 25, 2016, we had two stock‑based compensation plans. See Note 10.

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable. As of December 25, 2016, and December 27, 2015, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long‑term debt. The fair value of long‑term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly‑traded notes and bank debt, trends in investor demand and market values of comparable publicly‑traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual. At December 25, 2016, and December 27, 2015, the estimated fair value of long‑term debt was $844.0 million and $729.8 million, respectively. At December 25, 2016, and December 27, 2015, the carrying value of long‑term debt was $846.2 million and $905.4 million, respectively.

Pension plan. As of December 25, 2016, and December 27, 2015, we had assets related to our qualified defined benefit pension plan measured at fair value. The required disclosures regarding such assets are presented in Note 7.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non‑financial assets measured at fair value on a nonrecurring basis in the accompanying consolidated balance sheet as of December 25, 2016, and December 27, 2015, were assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these were measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include our expected cash flows and discount rate that we estimate market participants would seek for bearing the risk associated with such assets.

Accumulated other comprehensive loss

We record changes in our net assets from non‑owner sources in our consolidated statements of stockholders’ equity. Such changes relate primarily to valuing our pension liabilities, net of tax effects.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 28, 2014	$(407,552)	$(9,051)	$(416,603)
Other comprehensive income (loss) before reclassifications	—	(801)	(801)
Amounts reclassified from AOCL	(4,404)	—	(4,404)
Other comprehensive income (loss)	(4,404)	(801)	(5,205)
Balance at December 27, 2015	$(411,956)	$(9,852)	$(421,808)
Other comprehensive income (loss) before reclassifications	—	(1,157)	(1,157)
Amounts reclassified from AOCL	(38,550)	—	(38,550)
Other comprehensive income (loss)	(38,550)	(1,157)	(39,707)
Balance at December 25, 2016	$(450,506)	$(11,009)	$(461,515)

	Amount Reclassified from AOCL (in thousands)
	Year Ended	Year Ended
	December 25,	December 27,	Affected Line in the
AOCL Component	2016	2015	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$(64,250)	$(7,340)	Compensation
	25,700	2,936	Provision (benefit) for income taxes
	$(38,550)	$(4,404)	Net of tax

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

	Years Ended
	December 25,	December 27,	December 28,
(shares in thousands)	2016	2015	2014
Anti-dilutive stock options	431	517	152

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnotes disclosures in certain circumstances. It was effective for us in the fourth quarter of 2016. The adoption of this guidance did not have an impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810); Amendments to the Consolidated Analysis,” which changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance was effective for us at the beginning of 2016. The adoption of this guidance did not have an impact on our consolidated financial statements.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provided guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for service contracts. This guidance was effective for us at the beginning of 2016. The adoption of this guidance did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323).” ASU 2016-07 eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income (loss) will be recognized through earnings. ASU 2016-07 is effective for us for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We early adopted this standard and it did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements of Employee Share-Based Payment Accounting.” ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This guidance also clarifies the statement of cash flows presentation of certain components of share-based awards. ASU 2016-09 is effective for us for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We early adopted this standard as of the beginning of fiscal year 2016. While certain amendments of this standard were not applicable to us or were applied prospectively, certain other amendments were applied retrospectively as required by the standard. The adoption of this standard did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In 2016, the FASB issued additional updates: ASU No. 2016-08, 2016-10, 2016-11, 2016-12 and 2016-20. These updates provide further guidance and clarification on specific items within the previously issued update. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements. ASU 2014-09, as well as the additional FASB updates noted above, is effective for us for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. We do not plan to early adopt this guidance. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented ("full retrospective"), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application ("modified retrospective"). We are planning to adopt the standard using the modified retrospective method. We are still in the process of finalizing the impact this standard will have on our controls, processes and financial results, but at this point we do not believe this standard will significantly impact  revenue recognition associated with our primary advertising, audience and other revenue categories. We plan to finalize our determination of the impact by the end of the second quarter of 2017, and continue to focus on our process and control activities assessments and documentation during the remainder of 2017.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” It is effective for us for interim and annual reporting periods beginning after December 15, 2016. The standard should be applied prospectively with early adoption permitted. We are still finalizing our assessment of the impact, but for our primary categories of inventory such as newsprint, we are not expecting a significant impact to our operations or our consolidated financial statements resulting from the adoption of this standard.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Accounting Standards Codification 842 (“ASC 842”)) and it replaces the existing guidance in ASC 840, “Leases.” ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. It is effective for us for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are in the process of reviewing the impact this standard will have on our existing lease population and the impact the adoption will have on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates the Step 2 from the goodwill impairment test. It is effective for us for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We will adopt this standard for any impairment test performed after January 1, 2017, as permitted under the standard. We do not believe the adoption of this guidance will have an impact on our consolidated financial statements.

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

The following table summarizes the financial information for the Anchorage’s operations for 2014:

Year Ended
December 28,
(in thousands)	2014
Revenues	$9,071
Loss from discontinued operations, before taxes	$(203)
Income tax provision	251
Loss from discontinued operations, net of tax, before loss on sale	$(454)

Gain (loss) on sale of discontinued operations	$5,391
Income tax provision	6,925
Loss on sale of discontinued operations, net of tax	(1,534)
Loss from discontinued operations, net of tax	$(1,988)

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

Our ownership interest and investment in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	December 25,	December 27,
Company	Interest	2016	2015
CareerBuilder, LLC	15.0	$236,936	$230,170
Other	Various	5,446	3,368
		$242,382	$233,538

HomeFinder, LLC

On February 23, 2016, we, along with Gannett Co. Inc. and tronc, Inc. (the “Selling Partners”) sold all of the assets in HomeFinder LLC (“HomeFinder”) to Placester Inc. (“Placester”) in exchange for a small stock ownership in Placester and a 3-year affiliate agreement with Placester to continue to allow the Selling Partners to sell Placester and HomeFinder’s products and services. As a result of this transaction, during the quarter ended March 27, 2016, we wrote off our HomeFinder investment of $0.9 million, which was recorded to equity income in unconsolidated companies, net, on our consolidated statements of operations.

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

On October 1, 2014, we, along with Tribune Media Company, Graham Holdings Company and A. H. Belo Corporation (the “Selling Partners”) sold all of the Selling Partners’ ownership interests in Classified Ventures to TEGNA, Inc. (formerly Gannett Co., Inc.) for a price that valued Classified Ventures at $2.5 billion. We recorded gain on sale of our ownership interest in Classified Ventures of $559.3 million, before taxes, during the fourth quarter of 2014. Under the sale agreement, $25.6 million of net proceeds was held in escrow until October 1, 2015. On October 1, 2014, we received our portion of the net cash proceeds, less the escrow amount, of $606.2 million. Upon the closing of the transaction, we entered into a new, five-year affiliate agreement with Cars.com that will allow us to continue to sell Cars.com products and services exclusively in our local markets. In the fourth quarter of 2015, we received the $25.6 million escrow balance from the escrow account.

During the first quarter of 2015, we received $0.6 million from Classified Ventures as a result of the final working capital adjustment from our sale of Classified Ventures in the fourth quarter of 2014 and in April 2015, we received a final cash distribution of $7.5 million from Classified Ventures. Both of these transactions were recorded as gains related to equity investments during 2015, because the company had no continuing ownership interest in Classified Ventures.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

Other

In 2014, we recognized a $1.7 million gain on sale of an equity investment in gains related to equity investments in the consolidated statements of operations.

Write-downs

During 2016 and 2015, we recorded write‑downs of $1.0 million and $8.2 million, respectively, which reduced our equity income in unconsolidated companies, net, in the consolidated statements of operations. The write-down in 2016 was primarily due to HomeFinder, LLC, as discussed above. The write-down in 2015 was primarily related to CareerBuilder, LLC, which recorded a non-cash, goodwill impairment charge related to their international reporting unit in the fourth quarter of 2015. Our portion of that impairment charge was $7.5 million.

We received dividends and other equity distributions from our investments in unconsolidated companies as follows:

	Years Ended
	December 25,	December 27,
(in thousands)	2016	2015
CareerBuilder, LLC	$6,000	$7,500
Other	—	7,460
	$6,000	$14,960

For 2016, the $6.0 million distribution from CareerBuilder LLC, which represented a return on investment, was recorded as an operating activity on our consolidated statements of cash flows.

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

Three of our wholly-owned subsidiaries have a combined 27.0% general partnership interest in Ponderay Newsprint Company (“Ponderay”) and we purchased some of our newsprint supply from Ponderay during 2016, 2015 and 2014.  The investment in Ponderay is zero as a result of a write off in 2014 and accumulative losses exceeding our carrying value. No future income or losses from Ponderay will be recorded until our carrying value on our balance sheet is restored through future earnings by Ponderay.

We have a 49.5% ownership interest in The Seattle Times Company (“STC”). Our investment in STC is zero as a result of accumulative losses in previous years exceeding our carrying value. No future income or losses from STC will be recorded until our carrying value on our balance sheet is restored through future earnings by STC.

We also incurred expenses related to the purchase of products and services provided by these companies. We purchase newsprint from Ponderay directly or through third-party intermediaries and we incur wholesale fees from CareerBuilder, LLC for the uploading and hosting of online advertising on behalf of our media companies’ advertisers. We record these expenses for CareerBuilder, LLC as a reduction to the associated digital classified advertising revenues and expenses related to Ponderay are recorded in operating expenses. The following table summarizes expenses incurred for products and services provided by unconsolidated companies:

	Years Ended
	December 25,	December 27,	December 28,
(in thousands)	2016	2015	2014
CareerBuilder, LLC	$863	$1,001	$1,024
Ponderay (general partnership)	10,767	8,200	10,433

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

As of December 25, 2016, and December 27, 2015, we had approximately $0.1 million and $1.0 million, respectively, payable collectively to CareerBuilder, LLC and Ponderay.

The tables below present the summarized financial information, as provided to us by these investees, for our investments in unconsolidated companies on a combined basis:

	December 25,	December 27,
(in thousands)	2016	2015
Current assets	$332,602	$365,993
Noncurrent assets	629,604	540,629
Current liabilities	263,200	236,630
Noncurrent liabilities	187,188	228,209
Equity	511,818	441,783

	Year ended
	December 25,	December 27,	December 28,
(in thousands)	2016	2015	2014
Net revenues	$1,058,296	$988,871	$1,368,593
Gross profit	882,493	843,680	1,155,091
Operating income	80,830	38,561	146,809
Net income	68,534	39,143	151,519

4.  INTANGIBLE ASSETS AND GOODWILL

Changes in identifiable intangible assets and goodwill consisted of the following:

	December 27,		Impairment	Amortization	December 25,
(in thousands)	2015	Additions	Charges	Expense	2016
Intangible assets subject to amortization	$833,254	$6,019	$—	$—	$839,273
Accumulated amortization	(663,735)	—	—	(47,988)	(711,723)
	169,519	6,019	—	(47,988)	127,550
Mastheads	179,132	1,500	(9,196)	—	171,436
Goodwill	705,174	—	—	—	705,174
Total	$1,053,825	$7,519	$(9,196)	$(47,988)	$1,004,160

	December 28,		Impairment	Amortization	December 27,
(in thousands)	2014	Additions	Charges	Expense	2015
Intangible assets subject to amortization	$833,254	$—	$—	$—	$833,254
Accumulated amortization	(615,378)	—	—	(48,357)	(663,735)
	217,876	—	—	(48,357)	169,519
Mastheads	193,039	—	(13,907)	—	179,132
Goodwill	996,115	—	(290,941)	—	705,174
Total	$1,407,030	$—	$(304,848)	$(48,357)	$1,053,825

In December 2016, we completed a small acquisition of The (Durham, NC) Herald-Sun and we recognized an intangible asset related to an agreement we entered into with the purchasers of a covered parking garage under which we will receive parking spaces, at no cost, with an estimated useful life of 20 years. The transactions are reflected in intangible assets subject to amortization and in Mastheads. The impact of the acquisition was not material to our consolidated financial statements, and no other material amounts of assets were acquired or liabilities assumed in this transaction.

Based on our annual impairment testing of goodwill and intangible newspaper mastheads at December 25, 2016, we recorded $9.2 million in masthead impairments, which was recorded in the goodwill impairment and other asset write-downs line item on our consolidated statements of operations.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

During the quarter ended June 28, 2015, we performed interim tests of impairment of goodwill and intangible newspaper mastheads due to the continuing challenging business conditions and the resulting weakness in our stock price. The fair values of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the present value of expected future cash flows, using estimates, judgments and assumptions (see Note 1) that we believe were appropriate in the circumstances. As a result, we recorded an impairment charge related to goodwill of $290.9 million and an intangible newspaper masthead impairment charge of $9.5 million in the quarter ended June 28, 2015, which were both recorded in the goodwill impairment and other asset write-downs line item on our consolidated statements of operations. In addition, based on our annual impairment testing of goodwill and intangible newspaper mastheads at December 27, 2015, we recorded an additional $4.4 million in masthead impairments, which was recorded in the goodwill impairment and other asset write-downs line item on our consolidated statements of operations.

Accumulated changes in indefinite lived intangible assets and goodwill as of December 25, 2016, and December 27, 2015, consisted of the following:

	December 25, 2016			December 27, 2015
	Original Gross	Accumulated	Carrying	Original Gross	Accumulated	Carrying
(in thousands)	Amount	Impairment	Amount	Amount	Impairment	Amount
Mastheads	$684,500	$(513,064)	$171,436	$683,000	$(503,868)	$179,132
Goodwill	3,571,111	(2,865,937)	705,174	3,571,111	(2,865,937)	705,174
Total	$4,255,611	$(3,379,001)	$876,610	$4,254,111	$(3,369,805)	$884,306

Amortization expense was $48.0 million, $48.4 million and $52.9 million in 2016, 2015 and 2014, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2017	$49,288
2018	47,657
2019	24,151
2020	800
2021	678

5.  LONG‑TERM DEBT

All of our long‑term debt is in fixed rate obligations. As of December 25, 2016, and December 27, 2015, our outstanding long‑term debt consisted of senior secured notes and unsecured notes. They are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $27.5 million and $31.9 million as of December 25, 2016, and December 27, 2015, respectively. The unamortized discounts resulted from recording assumed liabilities at fair value during a 2006 acquisition.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

The face values of the notes, as well as the carrying values are as follows:

	Face Value at	Carrying Value
	December 25,	December 25,	December 27,
(in thousands)	2016	2016	2015
Notes:
9.00% senior secured notes due in 2022	$491,415	$483,492	$506,571
5.750% notes due in 2017	16,865	16,749	54,551
7.150% debentures due in 2027	89,188	84,862	84,469
6.875% debentures due in 2029	276,230	261,061	259,834
Long-term debt	$873,698	$846,164	$905,425
Less current portion	16,865	16,749	—
Total long-term debt, net of current	$856,833	$829,415	$905,425

Debt Repurchases and Extinguishment of Debt

During 2016, we repurchased $63.6 million aggregate principal amount of various series of our outstanding notes. We repurchased these notes at either a price higher or lower than par value and wrote off historical discounts and unamortized issuance costs related to these notes, as applicable, which resulted in a net gain on extinguishment of debt of $0.4 million in 2016.

(in thousands)	Face Value
9.00% senior secured notes due in 2022	$25,000
5.750% notes due in 2017	38,577
Total notes repurchased	$63,577

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

Credit Agreement

Our Third Amended and Restated Credit Agreement, as amended (“Credit Agreement”), is secured by a first-priority security interest in certain of our assets as described below. The Credit Agreement, among other things, provides for commitments of $65 million and a maturity date of December 18, 2019. In 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of the LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

The Credit Agreement was further amended on January 10, 2017, to allow for flexibility in the use of proceeds of certain real estate transactions. See Note 12.

As of December 25, 2016, there were $30.7 million face amount of letters of credit outstanding under the LC Agreement and no amounts drawn under the Credit Agreement. The amounts of standby letters of credit declined to $28.7 million in January 2017.

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

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

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

Covenants under the Senior Debt Agreements

Under the Credit Agreement, we are required to comply with a maximum consolidated total leverage ratio measured on a quarterly basis. As of December 25, 2016, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00. For purposes of the consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20 million. As of December 25, 2016, we were in compliance with all financial debt covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as defined in the indenture) or have certain other baskets available for our use.

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

Maturities

The following table presents the approximate annual maturities of outstanding long‑term debt as of December 25, 2016, based upon our required payments, for the next five years and thereafter:

Payments
Year	(in thousands)
2017	$16,865
2018	—
2019	—
2020	—
2021	—
Thereafter	856,833
Debt principal	$873,698

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

6.  INCOME TAXES

Income tax provision (benefit) consisted of:

	Years Ended
	December 25,	December 27,	December 28,
(in thousands)	2016	2015	2014
Current:
Federal	$17,641	$13,317	$233,247
State	2,569	(2,027)	30,216
Deferred:
Federal	(26,857)	(17,642)	(29,182)
State	(6,418)	(5,445)	(3,051)
Income tax provision (benefit)	$(13,065)	$(11,797)	$231,230

The effective tax rate expense (benefit) and the statutory federal income tax rate are reconciled as follows:

	Years Ended
	December 25,	December 27,	December 28,
(in thousands)	2016	2015	2014
Statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	(4.6)	(2.1)	3.0
Changes in estimates	(0.1)	0.1	—
Changes in unrecognized tax benefits	(0.3)	0.3	—
Settlements	—	—	(0.1)
Other	3.1	—	0.1
Impact on pension transaction	6.9	—	—
Goodwill impairment	—	32.5	—
Stock compensation	2.3	0.4	0.1
Effective tax rate	(27.7)%	(3.8)%	38.1%

The components of deferred tax assets and liabilities consisted of the following:

	December 25,	December 27,
(in thousands)	2016	2015
Deferred tax assets:
Compensation benefits	$259,684	$233,101
State taxes	3,659	3,586
State loss carryovers	3,889	2,877
Other	4,345	3,765
Total deferred tax assets	271,577	243,329
Valuation allowance	(3,889)	(2,877)
Net deferred tax assets	267,688	240,452
Deferred tax liabilities:
Depreciation and amortization	136,159	160,752
Investments in unconsolidated subsidiaries	50,323	50,434
Debt discount	7,345	8,301
Deferred gain on debt	13,040	19,653
Total deferred tax liabilities	206,867	239,140
Net deferred tax assets	$60,821	$1,312

The timing of recording or releasing a valuation allowance requires significant judgment. A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires us to consider all positive and negative evidence and to make a judgmental decision

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. In the evaluations performed as of December 25, 2016, and December 27, 2015, we considered all available evidence. The amount of the valuation allowance that we recorded represents a portion of deferred taxes that we deemed more-likely-than-not that we will not realize the benefits in future periods. We will continue to evaluate our ability to realize the net deferred tax assets and the remaining valuation allowance on a quarterly basis.

The valuation allowance relates to state net operating loss and capital loss carryovers increased by $1.0 million and $0.6 million in 2016 and 2015, respectively.

As of December 25, 2016, we have net operating loss carryforwards in various states totaling approximately $240.7 million, which expire in various years between 2024 and 2036 if not used. We also have approximately $0.4 million of state credit carryovers, which expire in various years between 2023 and 2026 if not used.

As of December 25, 2016, we had approximately $19.5 million of long‑term liabilities relating to uncertain tax positions consisting of approximately $16.5 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $3.0 million in gross accrued interest and penalties. If recognized, approximately $7.8 million of the net unrecognized tax benefits would impact the effective tax rate, with the remainder impacting other accounts, primarily deferred taxes. It is reasonably possible that a reduction of up to $0.8 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of statutes of limitations.

We record interest on unrecognized tax benefits as a component of interest expense, while penalties are recorded as part of income tax expense.  Related to the unrecognized tax benefits noted below, we recorded interest expense (benefit), of $0.5 million, ($0.3) million and $0.1 million for 2016, 2015 and 2014, respectively.  During 2016, our recorded penalty expense was immaterial. We recorded penalty expense (benefit) of $0.1 million and ($0.1) million during 2015 and 2014, respectively. Accrued interest and penalties at December 25, 2016, December 27, 2015, and December 28, 2014, were approximately $3.0 million, $2.5 million and $2.7 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits consists of the following:

	Years Ended
	December 25,	December 27,	December 28,
(in thousands)	2016	2015	2014
Balance at beginning of fiscal year	$15,621	$13,046	$12,889
Increases based on tax positions in prior year	294	4,433	1
Decreases based on tax positions in prior year	(177)	—	(363)
Increases based on tax positions in current year	1,516	1,435	1,357
Settlements	—	—	(49)
Lapse of statute of limitations	(777)	(3,293)	(789)
Balance at end of fiscal year	$16,477	$15,621	$13,046

As of December 25, 2016, the following tax years and related taxing jurisdictions were open:

	Open	Years Under
Taxing Jurisdiction	Tax Year	Exam
Federal	2013-2016	—
California	2012-2016	—
Other States	2006-2016	2012-2015

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

7.  EMPLOYEE BENEFITS

We maintain a qualified defined benefit pension plan (“Pension Plan”), which covers certain eligible employees. Benefits are based on years of service that continue to count toward early retirement calculations and vesting previously earned. No new participants may enter the Pension Plan and no further benefits will accrue.

We also have a limited number of supplemental retirement plans to provide certain key employees and retirees with additional retirement benefits. These plans are funded on a pay‑as‑you‑go basis and the accrued pension obligation is largely included in other long‑term obligations. We paid $8.7 million, $8.5 million and $8.5 million in 2016, 2015 and 2014, respectively, for these plans. We also provide or subsidize certain life insurance benefits for employees.

The following tables provide reconciliations of the pension and post‑ retirement benefit plans’ benefit obligations, fair value of assets and funded status as of December 25, 2016, and December 27, 2015:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,931,320	$2,051,907	$9,883	$10,602
Service cost	18,800	11,680	—	—
Interest cost	88,668	84,994	389	368
Plan participants’ contributions	—	—	21	35
Actuarial (gain)/loss	75,817	(101,952)	(1,937)	(87)
Gross benefits paid	(106,639)	(103,062)	(953)	(1,035)
Plan settlements (1)	(49,500)	—	—	—
Administrative expenses	(16,559)	(12,247)	—	—
Benefit obligation, end of year	$1,941,907	$1,931,320	$7,403	$9,883

	Pension Benefits		Post-retirement Benefits
(in thousands)	2016	2015	2016	2015
Change in Plan Assets
Fair value of plan assets, beginning of year	$1,349,603	$1,478,686	$—	$—
Actual return on plan assets	102,713	(22,307)	—	—
Employer contribution	55,817	8,533	932	1,000
Plan participants’ contributions	—	—	21	35
Gross benefits paid	(106,639)	(103,062)	(953)	(1,035)
Plan settlements (1)	(49,500)	—	—	—
Administrative expenses	(16,559)	(12,247)	—	—
Fair value of plan assets, end of year	$1,335,435	$1,349,603	$—	$—

(1)

During 2016, the pension plan purchased annuities and settled obligations for a group of annuitants including retirees and surviving beneficiaries who currently receive a benefit of $180.00 per month or less from the Pension Plan.

	Pension Benefits		Post-retirement Benefits
(in thousands)	2016	2015	2016	2015
Funded Status
Fair value of plan assets	$1,335,435	$1,349,603	$—	$—
Benefit obligations	(1,941,907)	(1,931,320)	(7,403)	(9,883)
Funded status and amount recognized, end of year	$(606,472)	$(581,717)	$(7,403)	$(9,883)

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

Amounts recognized in the consolidated balance sheets at December 25, 2016, and December 27, 2015, consists of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2016	2015	2016	2015
Current liability	$(8,647)	$(8,450)	$(1,063)	$(1,298)
Noncurrent liability	(597,825)	(573,267)	(6,340)	(8,585)
	$(606,472)	$(581,717)	$(7,403)	$(9,883)

Amounts recognized in accumulated other comprehensive income for the years ended December 25, 2016, and December 27, 2015, consist of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2016	2015	2016	2015
Net actuarial loss/(gain)	$769,004	$705,853	$(8,745)	$(8,568)
Prior service cost/(credit)	—	—	(9,414)	(10,690)
	$769,004	$705,853	$(18,159)	$(19,258)

The elements of retirement and post‑retirement costs are as follows:

	Years Ended
	December 25,	December 27,	December 28,
(in thousands)	2016	2015	2014
Pension plans:
Service Cost	$18,800	$11,680	$8,030
Interest Cost	88,668	84,994	91,004
Expected return on plan assets	(108,429)	(106,283)	(107,460)
Prior service cost amortization	—	—	12
Actuarial loss	18,382	22,194	16,009
Net pension expense	17,421	12,585	7,595
Net post-retirement benefit credit	(2,645)	(2,614)	(2,963)
Net retirement expenses	$14,776	$9,971	$4,632

Our discount rate was determined by matching a portfolio of long‑term, non‑callable, high-quality bonds to the plans’ projected cash flows.

Weighted average assumptions used for valuing benefit obligations were:

	Pension Benefit		Post-retirement
	Obligations		Obligations
	2016	2015	2016	2015
Discount rate	4.52%	4.71%	3.95%	4.21%

Weighted average assumptions used in calculating expense:

	Pension Benefit Expense			Post-retirement Expense
	December 25,	December 27,	December 28,	December 25,	December 27,	December 28,
	2016	2015	2014	2016	2015	2014
Expected long-term return on plan assets	7.75%	7.75%	8.00%	N/A	N/A	N/A
Discount rate	4.71%	4.24%	5.01%	4.21%	3.69%	4.36%

Contributions and Cash Flows

In February 2016, we voluntarily contributed certain of our real property appraised at $47.1 million to our Pension Plan

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

and we entered into leases for the contributed properties. We expected our required pension contribution under the Employee Retirement Income Security Act to be approximately $2.0 million in 2016, and the contribution of real property exceeded our required pension contribution for 2016. The contribution and leaseback of these properties in 2016 was treated as a financing transaction and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions until the sale of the property by the Pension Plan. At the time of our contribution, our pension obligation was reduced and a financing obligation was recorded. The financing obligation will be reduced by a portion of the lease payments made to the Pension Plan each month. The balance of this obligation at December 25, 2016, was $51.6 million and relates to certain real properties that were contributed to the Pension Plan in 2016 and 2011.

We did not have a required cash minimum contribution to the Pension Plan in 2015 and made no voluntary cash contributions. In 2014, we contributed $25 million of cash to the Pension Plan.

Expected benefit payments to retirees under our retirement and post‑retirement plans over the next 10 years are summarized below:

	Retirement	Post-retirement
(in thousands)	Plans (1)	Plans
2017	$103,798	$1,063
2018	105,434	961
2019	110,275	877
2020	110,621	793
2021	114,873	713
2022-2026	607,802	2,561
Total	$1,152,803	$6,968

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

As of December 25, 2016, and December 27, 2015, the target allocations for the Pension Plan assets were 61% equity securities, 33% debt securities and 6% real estate securities.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

The table below summarizes the Pension Plan’s financial instruments that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above, as of the year ended December 25, 2016:

	2016
	Plan Assets
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$677	$—	$—	$677
Mutual funds	444,698	—	—	444,698
Common collective trusts	—	816,435	—	816,435
Real estate	—	—	57,531	57,531
Private equity funds	—	—	8,149	8,149
Total	$445,375	$816,435	$65,680	$1,327,490
Pending trades				7,945
				$1,335,435

The table below summarizes changes in the fair value of the Pension Plan’s Level 3 investment assets held for the year ended December 25, 2016:

(in thousands)	Real Estate	Private Equity	Total
Beginning Balance, December 27, 2015	$50,360	$7,282	$57,642
Purchases, issuances, sales, settlements	47,130	(186)	46,944
Realized gains (losses)	8,746	—	8,746
Transfer in or out of level 3	(43,046)	—	(43,046)
Unrealized gains (losses)	(5,659)	1,053	(4,606)
Ending Balance, December 25, 2016	$57,531	$8,149	$65,680

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
				$1,349,603

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

The table below summarizes changes in the fair value of the Pension Plan’s Level 3 investment assets held for the year ended December 27, 2015:

(in thousands)	Real Estate	Private Equity	Total
Beginning Balance, December 28, 2014	$47,579	$6,636	$54,215
Realized gains	2,479	—	2,479
Transfer in or out of level 3	(3,936)	—	(3,936)
Unrealized gains	4,238	646	4,884
Ending Balance, December 27, 2015	$50,360	$7,282	$57,642

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

Real estate.    In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan, and we entered into lease-back arrangements for the contributed facilities. The Pension Plan obtained independent appraisals of the property, and based on these appraisals, the Pension Plan recorded the contribution at fair value. This contribution was measured at fair value using Level 3 inputs, which primarily consisted of expected cash flows and discount rate that we estimated market participants would seek for bearing the risk associated with such assets. The properties are managed on behalf of the Pension Plan by an independent fiduciary, and the terms of the leases between us and the Pension Plan were negotiated with the fiduciary. We leased back the contributed facilities under 11-year leases with initial annual payments totaling approximately $3.5 million. A similar contribution of properties was made to the Pension Plan in 2011, and the accounting treatment for both contributions is described below.

The contributions and leasebacks of these properties are treated as financing transactions and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions of any property until the sale of the property by the Pension Plan. At the time of our contributions, our pension obligation was reduced and our financing obligations were recorded equal to the fair market value of the properties. The financing obligations are reduced by a portion of the lease payments made to the Pension Plan each month, and increased for imputed interest expense on the obligations to the extent imputed interest exceeds monthly payments. The long-term balance of this obligation at December 25, 2016, and December 27, 2015, was $51.6 million and $32.4 million, respectively, and relates to the contributions to the Pension Plan in 2016 and 2011.

Certain properties from the 2011 contributions have been sold by the Pension Plan and others may be sold by the Pension Plan in the future.

In May 2016, the Pension Plan sold the Charlotte real property for approximately $34.3 million, and we terminated our lease on the property. The property was included in the 2011 contributions to the Pension Plan discussed previously. As a result of the sale by the Pension Plan, we recognized a $1.1 million loss on the sale of the Charlotte property in the other operating expenses on the consolidated statement of operations for 2016. At the time of sale, our financial obligation was reduced by $25.1 million and we derecognized the assets with a carrying value of $26.2 million from PP&E.

In October 2016, the Pension Plan sold the Olympia real property for approximately $4.8 million. The property was included in the 2011 contributions to the Pension Plan discussed previously. As a result of the sale by the Pension Plan,

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

we recognized approximately $0.2 million loss on the sale of the Olympia property in other operating expenses on the consolidated statement of operations during the quarter ended December 25, 2016. At the time of sale, our financial obligation was reduced by $2.6 million and we derecognized the assets with a carrying value of $2.8 million from PP&E.

Private equity funds.  Private equity funds represent investments in limited partnerships, which invest in start‑up or other private companies. Fair value was estimated based on valuations of comparable public companies, recent sales of comparable private and public companies and discounted cash flow analysis of portfolio companies.

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables qualified employees to voluntarily defer compensation. The 401(k) plan includes a matching company contribution and a supplemental contribution that is tied to our performance. We suspended our matching contributions to the 401(k) plan in 2009 and as of December 25, 2016, we have not reinstated that benefit.

8.  CASH FLOW INFORMATION

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Year Ended
	December 25,	December 27,	December 28,
(in thousands)	2016	2015	2014
Interest paid (net of amount capitalized)	$73,373	$80,514	$121,375
Income taxes paid (net of refunds)	(2,454)	207,043	77,622

Other non-cash investing and financing activities related to pension plan transactions:
Increase of financing obligation for contribution of real property to pension plan	$47,130
Reduction of pension obligation for contribution of real property to pension plan	(47,130)
Reduction of financing obligation due to sale of real properties by pension plan	(27,632)		(4,126)
Reduction of PP&E due to sale of real properties by pension plan	(29,002)		(4,644)

The income tax payments in 2015, were primarily related to the net taxes paid for a gain on the sale of a previous owned equity investment in the fourth quarter of 2014, offset by tax losses on bond repurchases in the fourth quarter of 2014. While the transactions occurred in the fourth quarter 2014, the actual tax payments were made in the first quarter of 2015.

Other non-cash investing and financing activities related to pension plan transactions consists of the contribution of real property to the Pension Plan in 2016, the sale of two of the properties by the Pension Plan in 2016, described further in Note 7, and the sale of  one of the properties by the Pension Plan in 2014.

Other non-cash investing activities from continuing operations, related to the recognition of intangible assets during 2016 and 2014, were $3.1 million and $3.1 million, respectively. There were no such transactions in 2015.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

9.  COMMITMENTS AND CONTINGENCIES

We have certain other obligations for various contractual agreements that secure future rights to goods and services to be used in the normal course of operations. These include purchase commitments for printing outsource agreements, planned capital expenditures, lease commitments and self‑insurance obligations.

The following table summarizes our minimum annual contractual obligations as of December 25, 2016:

	Payments Due By Period
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Purchase obligations (1)	$15,237	$6,747	$6,490	$5,484	$2,738	$18,294	$54,990
Operating leases (2)
Lease obligations	12,008	10,234	9,054	7,875	6,740	25,125	71,036
Sublease income	(3,040)	(2,212)	(1,584)	(276)	(217)	(363)	(7,692)
Net lease obligation	8,968	8,022	7,470	7,599	6,523	24,762	63,344
Workers’ compensation obligations (3)	2,079	1,503	1,133	875	731	5,841	12,162
Total (4)	$26,284	$16,272	$15,093	$13,958	$9,992	$48,897	$130,496

(1)	Represents our purchase obligations primarily related to printing outsource agreements and capital expenditures for PP&E expiring at various dates through 2028.
(2)

Represents minimum rental commitments under operating leases with non‑cancelable terms in excess of one year and sublease income from leased space with non-cancelable terms in excess of one year. We rent certain facilities and equipment under operating leases expiring at various dates through 2028. Total rental expense, included in other operating expenses, from continuing operations amounted to $15.4 million, $11.6 million and $12.5 million in 2016, 2015 and 2014, respectively. Most of the leases provide that we pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses. We sublease office space to other companies under non-cancellable agreements that expire at various dates through 2023. Sublease income from operating leases totaled $4.6 million, $4.6 million and $2.2 million in 2016, 2015 and 2014, respectively.

(3)

Represents the expected insurance payments of undiscounted ultimate losses, net of estimated insurance recoveries of approximately $3.2 million, and was based on our historical payment patterns. We retain the risk for workers’ compensation resulting from uninsured deductibles per accident or occurrence that are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. For the year ended December 25, 2016, we compiled our historical data pertaining to the self‑insurance experiences and actuarially developed the ultimate loss associated with our self‑insurance programs for workers’ compensation liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs. The undiscounted ultimate losses of all our self‑insurance reserves related to our workers’ compensation liabilities, net of insurance recoveries at December 25, 2016, and December 27, 2015, were $12.2 million and $16.6 million, respectively. We discount the net amount above to present value using an approximate risk‑free rate over the average life of our insurance claims. For the years ended December 25, 2016, and December 27, 2015, the discount rate used was 1.6% and 1.8%, respectively. The present value of all self‑insurance reserves, net of estimated insurance recoveries, for our workers’ compensation liability recorded at December 25, 2016, and December 27, 2015, was $13.1 million and $15.3 million, respectively.

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

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

The court in the Fresno case bifurcated the trial into two separate phases: the first phase addressed independent contractor status and liability for mileage reimbursement and the second phase was designated to address restitution, if any. The first phase of the Fresno case began in the fourth quarter of 2014 and concluded in late March 2015. On April 14, 2016, the court in the Fresno case issued a statement of final decision in favor of us and The Fresno Bee. Accordingly, there will be no second phase.

In January 2016, Ponderay Newsprint Company (“PNC”), a general partnership that owns and operates a newsprint mill in the state of Washington, and of which three of our wholly-owned subsidiaries own a combined 27.0% interest, filed a complaint in the Superior Court of the State of Washington seeking declaratory judgment and alleging breach of contract and breach of the duty of good faith and fair dealing against Public Utility District No. 1 of Pend Oreille County (“PUD”) relating to the industrial power supply contracts (“Supply Contracts”) between PNC and the PUD.  This complaint followed the PUD’s assertion that PNC had effected a termination of the Supply Contracts by the submission of its most recent power schedule, which called for an uncertain, and probable declining, need for power between 2017-2019.  Based on PNC’s fervent belief that its power schedule was fully compliant with the Supply Contracts, the aforementioned complaint was filed. In March 2016, the PUD filed a counterclaim against PNC and a third-party complaint against the individual partners of PNC, alleging breach of contract.

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

As of December 25, 2016, we had $30.7 million of standby letters of credit secured under the LC Agreement. The amounts of standby letters of credit declined to $28.7 million in January 2017.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

10.  COMMON STOCK AND STOCK PLANS

Common Stock

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

In 2015, our Board of Directors authorized a share repurchase program for the repurchase of up to $15.0 million of our Class A Common Stock through December 31, 2016. This program was further amended in May 2016 to authorize a total of up to $20.0 million to repurchase shares. The shares were repurchased from time to time depending on prevailing market prices, availability, and market conditions, among other factors. During the year ended December 25, 2016, we repurchased approximately 0.7 million shares at an average price of $11.83 per share. Inception to date, we repurchased 1.3 million shares at an average price of $12.28 per share or $15.6 million of the total buyback approved.

Stock Plans

During 2016, we had two stock‑based compensation plans, which are described below. These descriptions have been adjusted to reflect the 1 for 10 reverse stock split, as discussed previously.

The McClatchy Company 2004 Stock Incentive Plan (“2004 Plan”) reserved 900,000 Class A Common shares for issuance to key employees and outside directors. The options vest in installments over four years, and once vested are exercisable up to 10 years from the date of grant. In addition, the 2004 Plan permitted the following type of incentive awards in addition to common stock, stock options and stock appreciation rights (“SARs”): restricted stock, unrestricted stock, stock units and dividend equivalent rights. The 2004 Plan was frozen in May 2012 so that no additional awards could be granted under the plan.

The McClatchy Company 2012 Omnibus Incentive Plan (“2012 Plan”) was adopted in 2012 and 500,000 shares of Class A Common Stock were reserved for issuance under the 2012 Plan plus the number of shares available for future awards under the 2004 Plan as of the date of May 16, 2012 (the shareholder meeting date) plus the number of shares subject to

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

awards outstanding under the 2004 Plan as of May 16, 2012, which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares. The 2012 Plan generally provides for granting of stock options or SARs only at an exercise price at least equal to fair market value on the grant date; a 10-year maximum term for stock options and SARs; no re-pricing of stock options or SARs without prior shareholder approval; and no reload or “evergreen” share replenishment features.

Stock Plans Activity

In 2016, we granted 4,500 shares of Class A Common Stock to each non-employee director under the 2012 Plan. In 2015, we adopted The McClatchy Company Director Deferral Program under the 2012 Plan beginning with the 2016 awards. Three directors elected to defer issuance of their 2016 grants. As such, 31,500 shares were issued and 13,500 were deferred until the director terminates from the board of directors. In both 2015 and 2014, we granted 1,500 shares of Class A Common Stock to each non‑employee director, resulting in the issuance of 15,000 shares from the 2012 Plan in each of 2015 and 2014.

We granted restricted stock units (“RSUs”) at the grant date fair value to certain key employees under the 2012 Plan as summarized below. Fair value for RSUs is based on our Class A Common Stock closing price, as reported by the NYSE, on the date of grant. The RSUs generally vest over three years after grant date but terms of each grant are at the discretion of the compensation committee of the board of directors.

The following table summarizes the RSUs stock activity:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 29, 2013	123,165	$25.00
Granted	85,695	$46.10
Vested	(71,715)	$29.20
Forfeited	(4,190)	$29.30
Nonvested — December 28, 2014	132,955	$36.20
Granted	136,530	$22.80
Vested	(97,000)	$28.50
Forfeited	(18,605)	$30.80
Nonvested — December 27, 2015	153,880	$29.83
Granted	170,440	$11.80
Vested	(112,895)	$24.57
Forfeited	(7,280)	$16.32
Nonvested — December 25, 2016	204,145	$18.17

As of December 25, 2016, the total fair value of the RSUs that vested during the period was $1.4 million. As of December 25, 2016, there were $2.1 million of unrecognized compensation costs for nonvested RSUs, which are expected to be recognized over 1.6 years.

When SARs are granted, they are granted at grant date fair value to certain key employees from the 2012 Plan. Fair value for SARs is determined using a Black-Scholes option valuation model that uses various assumptions, including expected life in years, volatility and risk-free interest rate. The SARs generally vest four years after grant date but terms of each grant is at the discretion of the compensation committee of the board of directors.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

Outstanding SARs are summarized as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 29, 2013	611,050	$96.90	$2,384
Exercised	(167,825)	$28.63	$3,138
Forfeited	(6,725)	$33.79
Expired	(51,625)	$357.42
Outstanding December 28, 2014	384,875	$92.81	$1,542
Forfeited	(6,875)	$26.09
Expired	(57,875)	$207.56
Outstanding December 27, 2015	320,125	$73.49	$—
Forfeited	(50)	$27.60
Expired	(27,325)	$322.20
Outstanding December 25, 2016	292,750	$50.29	$—
Vested and Expected to Vest December 25, 2016	292,469	$50.31	$—
Options exercisable:
December 28, 2014	271,975		$716
December 27, 2015	277,413		$—
December 25, 2016	279,100		$—

As of December 25, 2016, there were $0.3 thousand of unrecognized compensation costs related to SARs granted under our plans. The cost is expected to be recognized over a weighted average period of 0.2 years.

The weighted average remaining contractual life of SARs exercisable at December 25, 2016, was 3.1 years. The weighted average remaining contractual life of options vested and expected to vest at December 25, 2016, was 3.2 years.

The following tables summarize information about SARs outstanding in the stock plans at December 25, 2016:

		Average
		Remaining	Weighted		Weighted
Range of Exercise	SARs	Contractual	Average	SARs	Average
Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$17.00 – $27.60	137,125	2.86	$24.50	123,475	$24.49
$34.20 – $97.30	100,325	2.42	$39.68	100,325	$39.68
$113.00 – $409.50	55,300	0.85	$133.48	55,300	$133.48
Total	292,750	2.33	$50.29	279,100	$51.54

Stock‑Based Compensation

Total stock‑based compensation expense consisted of the following:

	Years Ended
	December 25,	December 28,	December 28,
(in thousands)	2016	2015	2014
Stock-based compensation expense	$3,130	$3,178	$3,479

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Our business is somewhat seasonal with peak revenues and profits generally occurring in the fourth quarter of each year as a result of increased advertising activity during the holiday season. The other quarters are historically slower quarters for revenues and profits. Our quarterly results are summarized as follows:

	Quarters Ended
	March 27,	June 26,	September 25,	December 25,
(in thousands, except per share amounts)	2016 (*)	2016	2016	2016
Net revenues	$237,979	$242,234	$234,701	$262,179
Operating income (loss)	$(6,047)	$(2,693)	$1,535	$29,745
Income (loss) from continuing operations	$(12,741)	$(14,734)	$(9,804)	$3,086
Net income (loss)	$(12,741)	$(14,734)	$(9,804)	$3,086

Net income (loss) per share - diluted	$(1.58)	$(1.89)	$(1.30)	$0.40

	Quarters Ended
	March 29,	June 28,	September 27,	December 27,
(in thousands, except per share amounts)	2016 (*)	2015	2015	2015
Net revenues	$257,178	$262,360	$251,211	$285,825
Operating income (loss)	$(1,158)	$(288,966)	$8,389	$36,396
Income (loss) from continuing operations	$(11,346)	$(296,497)	$(1,149)	$8,830
Net income (loss)	$(11,346)	$(296,497)	$(1,149)	$8,830

Net income (loss) per share - diluted	$(1.30)	$(33.95)	$(0.15)	$1.04

(*)  The per share prices were retroactively adjusted to reflect the one-for–ten (1:10) reverse stock split completed on June 7, 2016.

The following are significant activities in 2016:

•	During the quarter ended December 25, 2016, we recognized masthead impairment charges of $9.2 million as described in Note 1 and Note 4.

The following are significant activities in 2015:

•	During the quarter ended June 28, 2015, we recognized a goodwill impairment charge of $290.9 million and masthead impairment charges of $9.5 million as described in Note 1 and Note 4.
•	During the quarter ended December 27, 2015, we recognized masthead impairment charges of $4.4 million as described in Note 1 and Note 4.

12.  SUBSEQUENT EVENTS

In January 2017, we announced that we have entered into separate agreements to sell and lease back real property owned by The Sacramento Bee in Sacramento, California and The State Media Company in Columbia, South Carolina for total gross proceeds of $67.8 million.

The Sacramento Bee entered into a transaction to sell its real property which includes The Sacramento Bee building and surrounding land and buildings. Simultaneously with the closing of the sale, we will enter into a 15-year lease with the buyer to leaseback the real property with initial annual lease payment of approximately $4.6 million. This transaction excludes a parking garage formerly owned by The Sacramento Bee, which was sold in December 2016.

In a separate but similar transaction, The State Media Company contracted to sell its real property, including The State building and surrounding land. We will enter into a 15- year lease with the buyer with initial annual lease payment of

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2016,  DECEMBER 27, 2015, AND DECEMBER 28, 2014

approximately $1.6 million.

We expect to close these transactions in the second quarter of 2017, subject to customary conditions. A repurchase clause included in both of the lease agreements, to be entered into at the closing of the transactions, will offer an option for us to repurchase the real property at the end of the 15-year lease term. As a result, the leases are expected to be accounted for as financing leases and accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the sale and lease back of any property until we no longer have a continuing involvement in the property. Lease payments will reduce the related lease obligation on the balance sheet and include interest expense associated with the obligation.

Upon closing of the transactions, we are required to first offer the after-tax proceeds from the sales at par to the secured note holders, in accordance with the indenture for our 9.00% Notes. Under the indenture for our unsecured notes, we have 90 calendar days to reduce debt equal to approximately $48.0 million (subject to change based on market rates at the closing of the transactions), which reflects the attributable debt associated with the leases. Should the secured note holders choose not to participate in the par offer, we may alternatively seek to reduce unsecured bonds with the after-tax proceeds in order to meet our 90-calendar day requirement for debt reduction.

In connection with these sales and leaseback transactions, and certain similar transactions under consideration, we executed a fourth amendment to our Credit Agreement. The fourth amendment allows the after-tax proceeds from these sales and leaseback transactions that are not claimed by secured note holders prior to expiration of a par offer to be used to repurchase any of our unsecured notes in the open market to meet the debt reduction requirements noted above. We could also decide to hold cash in excess of required debt reduction amounts on our consolidated balance sheet or use the cash for other corporate purposes.

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

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company’s internal control over financial reporting was effective as of December 25, 2016.

The McClatchy Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears in Item 8 – “Financial Statements and Supplementary Data.”

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 25, 2016.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 25, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 25, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 25, 2016.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 25, 2016.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)&(c)	Financial Statements and Financial Statement Schedules filed as a part of this Report are listed in Item 8 – “Financial Statements and Supplementary Data”.
(b)	Exhibits listed on the accompanying Index of Exhibits are filed or furnished as part of this report, following the signature pages.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MCCLATCHY COMPANY

(Registrant)

President, Chief Executive Officer and Director
/s/ Craig I. Forman Craig I. Forman, President, Chief Executive Officer and Director
March 3, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig I. Forman Craig I. Forman	President, Chief Executive Officer And Director (Principal Executive Officer)	March 3, 2017

/s/ R. Elaine Lintecum R. Elaine Lintecum	Vice President‑Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 3, 2017

/s/ Stephanie Shepherd Stephanie Shepherd	Controller (Principal Accounting Officer)	March 3, 2017

/s/ Kevin S. McClatchy Kevin S. McClatchy	Chairman of the Board	March 3, 2017

/s/ Elizabeth Ballantine Elizabeth Ballantine	Director	March 3, 2017

/s/ Leroy Barnes, Jr. Leroy Barnes, Jr.	Director	March 3, 2017

/s/ Molly Maloney Evangelisti Molly Maloney Evangelisti	Director	March 3, 2017

/s/ Brown McClatchy Maloney Brown McClatchy Maloney	Director	March 3, 2017

/s/ William B. McClatchy William B. McClatchy	Director	March 3, 2017

/s/ Clyde W. Ostler Clyde W. Ostler	Director	March 3, 2017

/s/ Frederick R. Ruiz Frederick R. Ruiz	Director	March 3, 2017

/s/ Maria Thomas Maria Thomas	Director	March 3, 2017

INDEX OF EXHIBITS

(Item 15 (a) 3.)

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date
3.1	The Company’s Restated Certificate of Incorporation, dated June 26, 2006	10‑Q	3.1	June 25, 2006
3.2	The Company’s Bylaws as amended and restated effective March 20, 2012	8‑K	3.1	March 22, 2012
3.3	Amended and restated Certificate of Incorporation of The McClatchy Company	8‑K	3.1	June 7, 2016
10.1	Amended and Restated Guaranty dated as of September 26, 2008, executed by certain subsidiaries of The McClatchy Company in favor of the lenders under the Credit Agreement	8‑K	10.3	September 30, 2008
10.2	Security Agreement dated as of September 26, 2008, executed by The McClatchy Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent	8‑K	10.2	September 30, 2008
10.3	Commitment Reduction and Amendment and Restatement Agreement, dated as of June 22, 2012, among the Company and Bank of America, N.S., as Administrative Agent	8‑K	10.1	June 25, 2012
10.4	Third Amended and Restated Credit Agreement dated December 18, 2012, among the Company, the lenders from time to time party thereto, and Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8‑K	10.1	December 20, 2012
10.5	Amendment No. 1 to the Third Amended and Restated Credit Agreement and Amendment No. 1 to the Security Agreement, dated October 21, 2014, between the Company and Bank of America, N.A., as Administrative Agent.	8‑K	10.1	October 23, 2014
10.6	Amendment No. 4 to the Third Amended and Restated Credit Agreement and Amendment No. 1 to the Security Agreement, dated January 10, 2017, by and between the Company and Bank of America, N.A., as Administrative Agent.	8-K	10.2	January 11, 2017
10.7	Collateralized Issuance and Reimbursement Agreement, dated October 21, 2014, between the Company and Bank of America, N.A	8-K	10.2	October 23, 2014
10.8	Indenture, dated as of November 4, 1997, between Knight‑ Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, [Knight‑Ridder’s Registration Statement on Form S‑3]	S‑3	4.1	October 10, 1997
10.9	First Supplemental Indenture, dated as of June 1, 2001, Knight‑ Ridder, Inc.; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4	June 1, 2001

			Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date
10.10		Second Supplemental Indenture, dated as of November 1, 2004, among Knight‑Ridder, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4.1	November 4, 2004
10.11		Third Supplemental Indenture, dated as of August 16, 2005, among Knight‑Ridder, Inc., JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4.1	August 22, 2005
10.12		Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight‑Ridder Inc.	10‑Q	10.4	June 25, 2006
10.13		Indenture dated December 18, 2012, among The McClatchy Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A. relating to the 9.00% Senior Secured Notes due 2022	8‑K	4.2	December 20, 2012
10.14		Registration Rights Agreement dated December 18, 2012, between The McClatchy Company and J.P. Morgan Securities LLC, relating to the 9.00% Senior Secured Notes due 2022	8‑K	4.3	December 20, 2012
10.15		Purchase and Sale Agreement Between the Company, a Delaware corporation, and Richwood, Inc., a Florida corporation and Bayfront 2011 Property, LLC dated May 26, 2011	10‑Q	10.42	June 26, 2011
10.16	*	The McClatchy Company Management Objective Plan Description.	10‑K	10.4	December 30, 2000
10.17	*	Amended and Restated Supplemental Executive Retirement Plan	10‑K	10.4	December 29, 2002
10.18	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan	8‑K	10.1	February 10, 2009
10.19	*	Amended and Restated McClatchy Company Benefit Restoration Plan	8‑K	10.1	July 29, 2011
10.20	*	Amended and Restated McClatchy Company Bonus Recognition Plan	8‑K	10.2	July 29, 2011
10.21	*	The Company’s 2004 Stock Incentive Plan, as amended and restated	10‑Q	10.25	June 29, 2008
10.22	*	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement	8‑K	99.1	December 16, 2004
10.23	*	Form of Restricted Stock Agreement related to the Company’s 2004 Stock Incentive Plan	8‑K	99.1	January 28, 2005
10.24	*	Form of Restricted Stock Unit Agreement related to the Company’s 2004 Stock Incentive Plan	8‑K	10.1	December 18, 2009
10.25	*	The McClatchy Company 2012 Omnibus Incentive Plan	DEF 14A	Appendix A	April 2, 2012
10.26	*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8‑K	10.3	May 18, 2012

			Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date
10.27	*	Form of Stock Appreciation Right Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	8‑K	10.2	May 18, 2012
10.28	*	Employment Agreement between the Company and Patrick Talamantes dated February 6, 2015	8‑K	10.1	February 6, 2015

10.29	*	2012 Senior Executive Retention Bonus Plan	8‑K	10.4	May 18, 2012
10.30	*	Form of Indemnification Agreement between the Company and each of its officers and directors	8‑K	99.1	May 23, 2005

10.31	*	The McClatchy Company Director Deferral Program under The McClatchy Company 2012 Omnibus Incentive Plan	10-K	10.30	December 27, 2015
10.32	*	Form of Stock Award Deferral Election Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	10-K	10.31	December 27, 2015

10.33		Unit Purchase Agreement by and among Classified Ventures, LLC, Gannett Co., Inc., Tribune Media Company, The McClatchy Company, Graham Holdings Company, and A. H. Belo, and certain of their respective wholly-owned subsidiaries, dated August 5, 2014	8‑K	10.1	August 6, 2014
10.34		Consulting Agreement dated July 1, 2015 by and between Robert J. Weil and the McClatchy Company	8-K	10.1	July 2, 2015
10.35		Form of Contribution Agreement dated February 11, 2016	8-K	10.1	February 12, 2016
12		Computation of Earnings to Fixed Charges
21		Subsidiaries of the Company
23		Consent of Deloitte & Touche LLP
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a‑14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a‑14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*Compensation plans or arrangements for the Company’s executive officers and directors

**Furnished, not filed