Form 10-Q
period 2017-03-26
MCCLATCHY CO
filed 2017-05-04
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 26, 2017

or

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

Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ◻	Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ◻  No ☒

As of April 28, 2017, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,178,199
Class B Common Stock	2,443,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Three Months Ended
	March 26,	March 27,
	2017	2016
REVENUES — NET:
Advertising	$119,889	$136,256
Audience	91,416	90,662
Other	9,907	11,061
	221,212	237,979
OPERATING EXPENSES:
Compensation	91,408	99,080
Newsprint, supplements and printing expenses	17,845	19,032
Depreciation and amortization	19,804	24,562
Other operating expenses	96,674	97,658
	225,731	240,332

OPERATING LOSS	(4,519)	(2,353)

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(20,454)	(20,247)
Interest income	153	96
Equity income in unconsolidated companies, net	63	2,741
Impairments related to equity investments	(123,000)	(892)
Gain on extinguishment of debt, net	—	1,535
Retirement benefit expense	(3,327)	(3,694)
Other — net	60	(42)
	(146,505)	(20,503)

Loss before income taxes	(151,024)	(22,856)
Income tax benefit	(55,449)	(10,115)
NET LOSS	$(95,575)	$(12,741)

Net loss per common share:
Basic	$(12.60)	$(1.58)
Diluted	$(12.60)	$(1.58)

Weighted average number of common shares:
Basic	7,588	8,058
Diluted	7,588	8,058

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; amounts in thousands)

	Three Months Ended
	March 26,	March 27,
	2017	2016
NET LOSS	$(95,575)	$(12,741)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Change in pension and post-retirement benefit plans, net of taxes of $(1,714) and $(1,535)	2,571	2,302
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $(48) and $330	72	(495)
Other comprehensive income	2,643	1,807
Comprehensive loss	$(92,932)	$(10,934)

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	March 26,	December 25,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$23,790	$5,291
Trade receivables (net of allowances of $3,563 in 2017 and $3,254 in 2016)	89,406	112,583
Other receivables	11,282	11,883
Newsprint, ink and other inventories	11,296	13,939
Assets held for sale	15,285	9,040
Other current assets	17,158	14,809
	168,217	167,545

Property, plant and equipment, net	285,378	297,506
Intangible assets:
Identifiable intangibles — net	286,914	298,986
Goodwill	705,174	705,174
	992,088	1,004,160
Investments and other assets:
Investments in unconsolidated companies	121,752	242,382
Deferred income taxes	115,055	60,821
Other assets	63,546	64,340
	300,353	367,543
	$1,746,036	$1,836,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,788	$16,749
Accounts payable	33,167	36,822
Accrued pension liabilities	8,647	8,647
Accrued compensation	24,225	25,577
Income taxes payable	8,168	7,930
Unearned revenue	67,807	64,728
Accrued interest	16,258	8,602
Other accrued liabilities	20,480	20,994
	195,540	190,049
Non-current liabilities:
Long-term debt	830,199	829,415
Pension and postretirement obligations	600,645	604,165
Financing obligations	52,021	51,616
Other long-term obligations	45,904	47,596
	1,528,769	1,532,792
Commitments and contingencies

Stockholders’ equity:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,164,277 in 2017 and 5,132,417 in 2016)	52	51
Class B (authorized 60,000,000 shares, issued 2,443,191 in 2017 and 2016)	24	24
Additional paid-in-capital	2,214,128	2,213,098
Accumulated deficit	(1,733,314)	(1,637,739)
Treasury stock at cost, 11,402 shares in 2017 and 34 shares in 2016	(291)	(6)
Accumulated other comprehensive loss	(458,872)	(461,515)
	21,727	113,913
	$1,746,036	$1,836,754

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Three Months Ended
	March 26,	March 27,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,575)	$(12,741)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	19,804	24,562
Gains on disposal of property and equipment (excluding other asset write-downs)	(384)	(73)
Retirement benefit expense	3,327	3,694
Stock-based compensation expense	1,029	1,374
Equity income in unconsolidated companies	(63)	(2,741)
Impairments related to equity investments	123,000	892
Gain on extinguishment of debt, net	—	(1,535)
Other asset write-downs	1,957	—
Other	(1,716)	(1,691)
Changes in certain assets and liabilities:
Trade receivables	23,177	36,390
Inventories	686	(2,475)
Other assets	(1,066)	1,072
Accounts payable	(3,655)	(2,939)
Accrued compensation	(1,352)	(1,866)
Income taxes	(55,646)	(10,341)
Accrued interest	7,656	7,312
Other liabilities	305	6,867
Net cash provided by operating activities	21,484	45,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,680)	(3,314)
Proceeds from sale of property, plant and equipment and other	392	—
Contributions to equity investments	(1,808)	(500)
Proceeds from sale of equity investments and other-net	(11)	111
Net cash used in investing activities	(3,107)	(3,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes	—	(28,804)
Purchase of treasury shares	(285)	(3,939)
Other	407	(1,060)
Net cash provided by (used in) financing activities	122	(33,803)
Increase in cash and cash equivalents	18,499	8,255
Cash and cash equivalents at beginning of period	5,291	9,332
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,790	$17,587

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a news and information publisher of well-respected publications such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the (Fort Worth) Star-Telegram. Each of our publications also has online platforms serving their communities. We operate 30 media companies in 14 states, providing each of these communities with high-quality news and advertising services in a wide array of digital and print formats. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol MNI.

In addition to our media companies, we also own 15.0% of CareerBuilder LLC (“CareerBuilder”), which operates a premier online jobs website, CareerBuilder.com, as well as certain other digital investments. See Note 3.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, that are necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2016 (“Form 10-K”). Each of the fiscal periods included herein comprise 13 weeks.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements related to the early retrospective adoption of Accounting Standards Update (“ASU”) No. 2017-07 relating to the classification of net periodic pension expense, as described below. In accordance with the early adoption of ASU No. 2017-07 for the three months ended March 27, 2016, we reclassified net periodic pension and postretirement costs of $3.7 million from the compensation line item in operating expenses to the retirement benefit expense line item in non-operating (expense) income on the condensed consolidated statement of operations, which is described further in Note 5. There were no other changes to the prior periods’ condensed consolidated financial statements, except those described in Note 5.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of March 26, 2017, and December 25, 2016, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual value. At March 26, 2017 and December 25, 2016, the estimated fair value of long-term debt, including the current portion of long-term debt, was $836.5 million and $844.0 million, respectively. At March 26, 2017, and December 25, 2016, the carrying value of our long-term debt, including the current portion of long-term debt, was $847.0 million and $846.2 million, respectively.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets that may be measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include our expected cash flows and the discount rates that we estimate market participants would seek for bearing the risk associated with such assets. See Note 3 regarding a discussion related to an impairment charged during the three months ended March 26, 2017, on our equity method investments.

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) and net realizable value. During the three months ended March 26, 2017, we recorded a $2.0 million write‑down of non-newsprint inventory, which is reflected in the other operating expenses, on the condensed consolidated statement of operations.

Property, Plant and Equipment

During the three months ended March 27, 2016, we incurred $2.8 million in accelerated depreciation related to production equipment associated with outsourcing our printing process at a few of our media companies. No similar transactions were recorded during the three months ended March 26, 2017.

Depreciation expense with respect to property, plant and equipment is summarized below:

	Three Months Ended
	March 26,	March 27,
(in thousands)	2017	2016
Depreciation expense	$7,721	$12,564

Assets Held for Sale

During the three months ended March 26, 2017, we began to actively market for sale the land and building at one of our media companies. No impairment charges were incurred during the three months ended March 26, 2017, as a result of placing these assets into assets held for sale. In addition, assets held for sale continues to include land and buildings at two of our media companies that we began to actively market for sale during 2016.

Intangible Assets and Goodwill

We test for impairment of goodwill annually, at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate, hypothetical transaction structures, and for the market based approach, private and public market trading multiples for newspaper assets. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. We had no impairment of goodwill during the three months ended March 26, 2017, or March 27, 2016.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach that utilizes the discounted cash flow model discussed above, to determine the fair value of each newspaper masthead. We had no impairment of newspaper mastheads during the three months ended March 26, 2017, or March 27, 2016.

Long‑lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during the three months ended March 26, 2017, or March 27, 2016.

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

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 25, 2016	$(450,506)	$(11,009)	$(461,515)
Other comprehensive income (loss) before reclassifications	—	72	72
Amounts reclassified from AOCL	2,571	—	2,571
Other comprehensive income (loss)	2,571	72	2,643
Balance at March 26, 2017	$(447,935)	$(10,937)	$(458,872)

	Three Months Ended
(in thousands)	March 26,	March 27,	Affected Line in the Condensed
AOCL Component	2017	2016	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$4,285	$3,837	Retirement benefit expense
	(1,714)	(1,535)	Benefit for income taxes
	$2,571	$2,302	Net of tax

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Current accounting standards in the United States prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns. We recognize accrued interest related to unrecognized tax benefits in interest expense. Accrued penalties are recognized as a component of income tax expense.

Earnings Per Share (EPS)

Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period.  Common stock equivalents arise from dilutive stock appreciation rights and restricted stock units, and are computed using the treasury stock method. Anti-dilutive common stock equivalents are excluded from diluted EPS. The weighted average anti-dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation, consisted of the following:

	Three Months Ended
	March 26,	March 27,
(shares in thousands)	2017	2016
Anti-dilutive common stock equivalents	340	449

Cash Flow Information

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Three Months Ended
	March 26,	March 27,
(in thousands)	2017	2016
Interest paid (net of amount capitalized)	$9,980	$11,087
Income taxes paid (net of refunds)	12	(5,850)

Other non-cash investing and financing activities related to pension plan transactions:
Increase of financing obligation for contribution of real property to pension plan	—	47,130
Reduction of pension obligation for contribution of real property to pension plan	—	(47,130)

Other non-cash financing activities relate to the contribution of real property to the Pension Plan. See Note 5 for further discussion.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 simplified the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” are eliminated. The ASU defined net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” Effective December 26, 2016, we adopted this standard and will apply it prospectively. We did not have a material impact to our primary categories of inventory such as newsprint for our operations or our condensed consolidated statement of operations from the adoption of this standard.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplified the subsequent measurement of goodwill and eliminated the Step 2 from the goodwill impairment test. This standard was effective for us in fiscal year 2020 with early adoption permitted. We early adopted this standard for any impairment test performed after January 1, 2017, as permitted under the standard. The adoption of this guidance did not impact our condensed consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 required that an employer report the service cost component in the same line items or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in the standard are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. It was effective for us for in fiscal year 2018 with early adoption permitted. The amendments in this ASU are required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. At the beginning of fiscal year 2017, we early adopted this standard using the practical expedient. For the three months ended March 27, 2016, we reclassified net periodic pension and postretirement costs of $3.7 million from the compensation line item within operating expenses to the retirement benefit expense line item in non-operating (expense) income in the condensed consolidated statement of operations to conform to the current year presentation. There were no other changes to the condensed consolidated financial statements, except those described in Note 5.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In 2016 and 2017, the FASB issued additional updates: ASU No. 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05. These updates provide further guidance and clarification on specific items within the previously issued update. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements. ASU 2014-09, as well as the additional FASB updates noted above, is effective for us for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. We do not plan to early adopt this guidance. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented ("full retrospective"), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application ("modified retrospective"). We are planning to adopt the standard using the modified retrospective method. We are still in the process of finalizing the impact this standard will have on our controls, processes and financial results, but we do not believe this standard will significantly impact revenue recognition associated with our primary advertising, audience and other revenue categories. We plan to finalize our determination of the impact by the end of the second quarter of 2017, and continue to focus on our process and control activities assessments and documentation during the remainder of 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Accounting Standards Codification 842 (“ASC 842”)) and it replaces the existing guidance in ASC 840, “Leases.” ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. It is effective for us for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are in the process of reviewing the impact this standard will have on our existing lease population and the impact the adoption will have on our condensed consolidated financial statements.

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

2.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 25,	Acquisition	Amortization	March 26,
(in thousands)	2016	Adjustments	Expense	2017
Intangible assets subject to amortization	$839,273	$11	$—	$839,284
Accumulated amortization	(711,723)	-	(12,083)	(723,806)
	127,550	11	(12,083)	115,478
Mastheads	171,436	-	—	171,436
Goodwill	705,174	-	—	705,174
Total	$1,004,160	$11	$(12,083)	$992,088

Amortization expense with respect to intangible assets is summarized below:

	Three Months Ended
	March 26,	March 27,
(in thousands)	2017	2016
Amortization expense	$12,083	$11,998

The estimated amortization expense for the remainder of fiscal year 2017 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2017 (Remainder)	$37,207
2018	47,660
2019	24,154
2020	803
2021	680
2022	655

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	March 26,	December 25,
Company	Interest	2017	2016
CareerBuilder, LLC	15.0	$115,646	$236,936
Other	Various	6,106	5,446
		$121,752	$242,382

The owners of CareerBuilder, including us, continue to pursue a strategic review of this business, which may include a range of possible outcomes. Throughout the first quarter of 2017, the owners reviewed several potential strategic outcomes. In March, the range of possible outcomes was narrowed and we determined there was sufficient indication that the carrying value of our investment in CareerBuilder should be reviewed for impairment. As a result of using our best estimate of fair value at that time, we recorded a  $123.0 million pre-tax impairment charge on our equity investment in CareerBuilder during the three months ended March 26, 2017. The value of the investment and other balances reflect only our estimated fair value and should not be perceived as indicative of a potential strategic outcome or the level of values recorded by other owners. We expect the strategic review of CareerBuilder to continue and have no estimate of timing of the process.

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

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	March 26,	March 26,	December 25,
(in thousands)	2017	2017	2016
Notes:
9.00% senior secured notes due in 2022	$491,415	$483,872	$483,492
5.750% notes due in 2017	16,865	16,788	16,749
7.150% debentures due in 2027	89,188	84,960	84,862
6.875% debentures due in 2029	276,230	261,367	261,061
Long-term debt	$873,698	$846,987	$846,164
Less current portion	16,865	16,788	16,749
Total long-term debt, net of current	$856,833	$830,199	$829,415

Our outstanding notes are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $26.7 million and $27.5 million as of March 26, 2017, and December 25, 2016, respectively.

Debt Repurchases and Gain on Extinguishment of Debt

During the three months ended March 27, 2016, we repurchased a total $30.8 million of the 5.75% and 9.00% notes through a privately negotiated transaction. We recorded a net gain on the extinguishment of debt of $1.5 million during the three months ended March 27, 2016. We repurchased these notes at a discount and wrote off historical discounts and debt issuance costs during the three months ended March 27, 2016. There were no debt repurchases during the three months ended March 26, 2017.

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

The Credit Agreement was further amended in January 2017 to allow for flexibility in the use of proceeds of certain real estate transactions.

As of March 26, 2017, there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $28.7 million. There were no borrowings outstanding under the Credit Agreement as of March 26, 2017.

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

Covenants under the Senior Debt Agreements

Under the Credit Agreement, we are required to comply with a maximum consolidated total leverage ratio measured on a quarterly basis. As of March 26, 2017, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00.  For purposes of the consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20.0 million. As of March 26, 2017, we were in compliance with our financial covenants.

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

5.  EMPLOYEE BENEFITS

We maintain a qualified defined benefit pension plan (“Pension Plan”), which covers certain eligible current and former employees and has been frozen since March 31, 2009.  No new participants may enter the Pension Plan and no further benefits will accrue. However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide certain key current and former employees with additional retirement benefits.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The elements of retirement expense are as follows:

	Three Months Ended
	March 26,	March 27,
(in thousands)	2017	2016
Pension plans:
Service Cost	$—	$—
Interest Cost	21,367	22,167
Expected return on plan assets	(22,392)	(22,407)
Actuarial loss	5,084	4,596
Net pension expense	4,059	4,356
Net post-retirement benefit credit	(732)	(662)
Net retirement benefit expenses	$3,327	$3,694

Changes In Presentation

As discussed more fully in Note 1, we recently adopted ASU No. 2017-07, which provides guidance on presentation of service costs and the other components of net retirement expenses.

Service costs represent the annual growth in benefits earned by participants over the 12 months of the fiscal year. Since our Pension Plan is frozen and no benefits continue to accrue for our participants, we have determined in connection with the adoption of ASU 2017-07 that service costs are zero for all periods presented. Historically, we have included expenses paid from the Pension Plan trust, including Public Benefit Guaranty Corporation (PBGC), audit, actuarial, legal and administrative fees, as service costs in our footnote presentation of the components of net periodic pension cost. We have determined that the vast majority of these types of expenses reflect a reduction to the expected return on plan assets because they reduce the expected growth of the trust assets. As such, we have elected to reclassify the trust-paid expenses related to our Pension Plan as a reduction to expected return on plan assets for all periods presented. For the three months ended March 27, 2016, we have reclassified expenses of $4.7 million from service costs to expected return on plan assets in the table above. This change in presentation had no impact on net retirement expenses.

Contribution of Company-owned Real Property to Pension Plan

In February 2016, we voluntarily contributed certain of our real property appraised at $47.1 million to our Pension Plan, and we entered into lease-back arrangements for the contributed properties. We leased back the contributed facilities under 11-year leases with initial annual payments totaling approximately $3.5 million. A similar contribution of properties was made to the Pension Plan in 2011, and the accounting treatment for both contributions is described below.

The contributions and leasebacks of these properties are treated as financing transactions and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions of any property until the sale of the property by the Pension Plan. At the time of our contributions, our pension obligation was reduced and our financing obligations were recorded equal to the fair market value of the properties. The financing obligations are reduced by a portion of the lease payments made to the Pension Plan each month, and increased for imputed interest expense on the obligations to the extent imputed interest exceeds monthly payments. The long-term balance of this obligation at March 26, 2017, and December 25, 2016, was $52.0 million and $51.6 million, respectively, and relates to the contributions to the Pension Plan in 2016 and 2011.

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

The court in the Fresno case bifurcated the trial into two separate phases: the first phase addressed independent contractor status and liability for mileage reimbursement and the second phase was designated to address restitution, if any. The first phase of the Fresno case began in the fourth quarter of 2014 and concluded in late March 2015. On April 14, 2016, the court in the Fresno case issued a statement of final decision in favor of us and The Fresno Bee. Accordingly, there will be no second phase. The plantiffs filed a Notice of Appeal on November 10, 2016.

In January 2016, Ponderay Newsprint Company (“PNC”), a general partnership that owns and operates a newsprint mill in the state of Washington, and of which three of our wholly-owned subsidiaries own a combined 27% interest, filed a complaint in the Superior Court of the State of Washington seeking declaratory judgment and alleging breach of contract and breach of the duty of good faith and fair dealing against Public Utility District No. 1 of Pend Oreille County (“PUD”) relating to the industrial power supply contracts (“Supply Contracts”) between PNC and the PUD. This complaint followed the PUD’s assertion that PNC had effected a termination of the Supply Contracts by the submission of its most recent power schedule, which called for an uncertain, and probably declining, need for power between 2017-2019. Based on PNC’s fervent belief that its power schedule was fully compliant with the Supply Contracts, the aforementioned complaint was filed. In March 2016, the PUD filed a counterclaim against PNC and a third-party complaint against the individual partners of PNC, alleging breach of contract.

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

As of March 26, 2017, we had $28.7 million of standby letters of credit secured under the LC Agreement.

7.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the three months ended March 26, 2017:

		Weighted
		Average Grant
		Date Fair
		Value
Nonvested — December 25, 2016	204,145	$18.17
Granted	151,905	$11.50
Vested	(113,266)	$21.13
Forfeited	(270)	$23.40
Nonvested — March 26, 2017	242,514	$12.60

The total fair value of the RSUs that vested during the three months ended March 26, 2017, was $1.3 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the three months ended March 26, 2017:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 25, 2016	292,750	$50.29	$—
Expired	(1,850)	$108.78
Outstanding March 26, 2017	290,900	$49.92	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of March 26, 2017, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Three Months Ended
	March 26,	March 27,
(in thousands)	2017	2016
Stock-based compensation expense	$1,029	$1,374

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to future financial performance and operations, trends in advertising, uses of cash, the refinancing of our debt and our pension plan obligations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of our 2016 Annual Report on Form 10-K as well as our other filings with the Securities and Exchange Commission, including our disclosures herein. We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (together, the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 26, 2017, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2016 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 6, 2017. All period references are to our fiscal periods unless otherwise indicated.

Overview

We are a news and information publisher of well-respected publications such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the (Fort Worth) Star-Telegram. We operate 30 media companies in 14 states, providing each of these communities with high-quality news and advertising services in a wide array of digital and print formats. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol MNI.

We also own 15.0% of CareerBuilder, LLC (“CareerBuilder”), which operates the nation’s largest online jobs website, CareerBuilder.com, as well as certain other digital investments. See Recent Developments below.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Three Months Ended
	March 26,	March 27,
	2017	2016
Revenues:
Advertising	54.2%	57.3%
Audience	41.3%	38.1%
Other	4.5%	4.6%
Total revenues	100.0%	100.0%

Our primary sources of revenues are print and digital advertising and audience subscriptions. All categories (retail, national and classified) of advertising discussed below include both print and digital advertising. Retail advertising revenues include advertising carried as a part of newspapers (run of press (“ROP”) advertising), advertising inserts placed in newspapers (“preprint” advertising) and/or advertising delivered digitally. Audience revenues include either digital-only subscriptions, or bundled subscriptions, which include print and digital. Our print newspapers are delivered by independent contractors and large distributors. Other revenues include, among others, commercial printing and distribution revenues.

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the quarter and three months ended March 26, 2017, and March 27, 2016.

Recent Developments

Non-Cash Impairment Charge

The owners of CareerBuilder, including us, continue to pursue a strategic review of this business, which may include a range of possible outcomes. Throughout the first quarter of 2017, the owners reviewed several potential strategic outcomes. In March, the range of possible outcomes was narrowed and we determined there was sufficient indication that the carrying value of our investment in CareerBuilder should be reviewed for impairment. As a result of using our best estimate of fair value at that time, we recorded a  $123.0 million pre-tax impairment charge on our equity investment in CareerBuilder during the three months ended March 26, 2017. The value of the investment and other balances reflect only our estimated fair value and should not be perceived as indicative of a potential strategic outcome or the level of values recorded by other owners. We expect the strategic review of CareerBuilder to continue and have no estimate of timing of the process.

Asset sales and leasebacks

In January 2017, we announced that we had entered into separate agreements to sell and lease back real property owned by The Sacramento Bee in Sacramento, California and The State Media Company in Columbia, South Carolina for total gross proceeds of $67.8 million. Subsequently, the agreement to sell Columbia was discontinued and the property is being remarketed.

We will lease back the Sacramento property under a 15-year lease with initial annual payments totaling $4.6 million.  The lease includes a repurchase clause allowing us to repurchase the property after the 15-year lease term. Accordingly, the lease will be treated as financing lease and we will continue to depreciate the carrying value of the property in our financial statements. No gain or loss will be recognized on the sale and lease back of any property until we no longer have a continuing involvement in the property.

Results of Operations

The following table reflects our financial results on a consolidated basis for the three months ended March 26, 2017, and March 27, 2016:

	Three Months Ended
	March 26,	March 27,
(in thousands, except per share amounts)	2017	2016
Net loss	$(95,575)	$(12,741)

Net loss per diluted common share	$(12.60)	$(1.58)

The increase in the net loss in the three months ended March 26, 2017, compared to the same period in 2016 is primarily due to a pre-tax impairment charge of $123.0 million recorded in the three months ended March 26, 2017 (see Recent Developments above) In addition, advertising revenues were lower, but were partially offset by a decrease in accelerated depreciation, as described more fully below.

Revenues

The following table summarizes our revenues by category:

	Three Months Ended
	March 26,	March 27,	$	%
(in thousands)	2017	2016	Change	Change
Advertising:
Retail	$56,227	$66,719	$(10,492)	(15.7)
National	8,837	9,871	(1,034)	(10.5)
Classified:
Automotive	7,062	8,470	(1,408)	(16.6)
Real estate	5,413	6,336	(923)	(14.6)
Employment	4,954	6,266	(1,312)	(20.9)
Other	13,999	14,618	(619)	(4.2)
Total classified	31,428	35,690	(4,262)	(11.9)
Direct marketing and other	23,397	23,976	(579)	(2.4)
Total advertising	119,889	136,256	(16,367)	(12.0)
Audience	91,416	90,662	754	0.8
Other	9,907	11,061	(1,154)	(10.4)
Total revenues	$221,212	$237,979	$(16,767)	(7.0)

During the three months ended March 26, 2017, total revenues decreased 7.0% compared to the same period in 2016 primarily due to the continued decline in demand for print advertising. Consistent with the end of 2016, the largest impact on print advertising came from large retail advertisers who continued to reduce preprinted insert advertising and in-newspaper ROP. Another factor contributing to the decline in print advertising revenues is the desire of advertisers to reach online customers, and the secular shift in advertising demand from print to digital products.

Advertising Revenues

Total advertising revenues decreased 12.0% during the three months ended March 26, 2017, compared to the same period in 2016. While we experienced declines in all of our advertising revenue categories, the decrease in total advertising revenues was primarily related to declines in print retail and print and digital classified advertising revenues. These decreases in advertising revenues were partially offset by increases in several digital revenue categories, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Three Months Ended
	March 26,	March 27,
(in thousands)	2017	2016
Advertising:
Retail	46.9%	49.0%
National	7.4%	7.2%
Classified	26.2%	26.2%
Direct marketing and other	19.5%	17.6%
Total advertising	100.0%	100.0%

Retail:

During the three months ended March 26, 2017, retail advertising revenues decreased 15.7% compared to the same period in 2016.  The decrease in retail advertising revenues was primarily due to decreases of 25.0% in print ROP advertising revenues and 22.1% in preprint advertising revenues, compared to the same period in 2016. These decreases were partially offset by increases in digital retail advertising of 2.7% in the first quarter of 2017, compared to the same period in 2016. The overall decreases in retail advertising revenues were widespread among the ROP and preprint categories.

National:

National advertising revenues decreased 10.5% during the three months ended March 26, 2017, compared to the same period in 2016. While we experienced a 35.9% decrease in print national advertising during the first quarter of 2017, compared to the same period in 2016, we had an increase of 12.5% in digital national advertising during the same period. Overall, the increase in digital national advertising revenues during the first quarter of 2017 was largely led by programmatic digital advertising, including mobile, and video revenues.

Classified:

During the three months ended March 26, 2017, classified advertising revenues decreased 11.9% compared to the same period in 2016. During the first quarter of 2017, compared to the same period in 2016, we experienced decreases in print classified advertising of 14.8% and decreases in digital classified advertising of 8.1%. See below for more detailed discussion of the primary changes in classified advertising revenues.

The following is a discussion of the major classified advertising categories for the three months ended March 26, 2017, compared to the same period in 2016:

•

Automotive advertising revenues decreased 16.6% in the first quarter of 2017. Print automotive advertising revenues declined 35.2% in the same period, primarily due to advertisers continuing to shift advertising buys from print to digital products. The digital automotive advertising revenues decreased 7.4%  in the same period, primarily due to the decline in bundled print and digital sales.

•

Real estate advertising revenues decreased 14.6% in the first quarter of 2017. Print real estate advertising revenues declined 22.8% in the same period, while digital real estate advertising decreased 2.8% in the same period.  Print real estate revenues have decreased due to the continued decline of the print real estate advertising market as it shifts from traditional media to digital media and the increased competitiveness of digital real estate advertising.

•

Employment advertising revenues decreased 20.9% in the first quarter of 2017. The employment market continues to shift from traditional print media to digital media. However, there is a wide array of digital media options for employment advertising, including large online-only job market companies, such as CareerBuilder.com, of which we own 15% and account for on an equity method (see Note 3). As a result, we have experienced declines in both our print and digital employment advertising. Print employment advertising revenues declined 26.1% and digital employment advertising revenues declined 16.5% in the first quarter of 2017.

•

Other classified advertising revenues, which is our largest classified category and includes legal, remembrance and celebration notices and miscellaneous advertising, decreased 4.2% in the first quarter of 2017. Other classified advertising revenues appearing in print declined 3.9%  and revenues appearing in digital decreased 5.1%.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 33.3% of total advertising revenues in the three months ended March 26, 2017, compared to 29.4% for the same period in 2016. Total digital advertising includes digital advertising both bundled with print and digital-only advertising. Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy with print sold as an “up-sell.” In the first quarter of 2017, total digital advertising revenues decreased 0.1% to $40.0 million compared to the same period in 2016. Digital-only advertising revenues increased 11.7% to $29.9 million in the first quarter of 2017 compared to the same period in 2016. The advertising industry continues to experience a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers. While our product offerings and collaboration efforts in digital advertising has grown, we expect to continue to face intense competition in the digital advertising space. Digital advertising revenues bundled with print products declined 23.9% in the first quarter of 2017 compared to the same period in 2016 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 2.4% during the three months ended March 26, 2017, compared to the same period in 2016. The decrease was partially due to the declines in preprint retail advertising by large retail customers as described above and, to a lesser extent to, the elimination of certain niche products during fiscal year 2016 that did not meet our profit expectations.

Audience Revenues

Audience revenues increased 0.8% during the three months ended March 26, 2017, compared to the same period in 2016. Overall, digital audience revenues decreased 1.1% during the first quarter of 2017. Digital-only audience revenues increased 10.9% in the first quarter of 2017. The increase in digital-only audience revenues is as a result of a 7.8% increase in our digital-only subscribers to 84,500 as of the first quarter of 2017 compared to 78,400 as of the first quarter of 2016, and to digital rate increases in some markets. Print audience revenues grew 1.6% in the first quarter of 2017 compared to the same period in 2016, primarily due to pricing adjustments that were implemented and were partially offset by lower print circulation volumes. We have a dynamic pricing model for our traditional subscriptions for which pricing is constantly being adjusted based upon the market’s ability to accept pricing adjustments. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we also increased our subscription related marketing and promotion efforts.

Operating Expenses

Total operating expenses decreased 6.1% in the three months ended March 26, 2017, compared to the same period in 2016.  Retirement benefit expenses related to the pension and post-retirement benefits are now recorded as a non-operating costs (see Note 1) and therefore excluded from this discussion. The decrease during the first quarter of 2017 was primarily due to decreases in compensation and depreciation expense compared to the same period in 2016. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies as well as staff reductions.

The following table summarizes operating expenses:

	Three Months Ended
	March 26,	March 27,	$	%
(in thousands)	2017	2016	Change	Change
Compensation expenses	$91,408	$99,080	$(7,672)	(7.7)
Newsprint, supplements and printing expenses	17,845	19,032	(1,187)	(6.2)
Depreciation and amortization expenses	19,804	24,562	(4,758)	(19.4)
Other operating expenses	96,674	97,658	(984)	(1.0)
	$225,731	$240,332	$(14,601)	(6.1)

_____________________

nm – not meaningful

Compensation expenses, which include both payroll and fringe benefit costs, decreased 7.7% in the three months ended March 26, 2017, compared to the same period in 2016.  Payroll expenses declined 4.6%  during the first quarter of 2017 compared to the same period in 2016, reflecting an 10.8% decline, in average full-time equivalent employees. Fringe benefits costs decreased 19.5% in the first quarter of 2017 compared to the same period in 2016. This decrease was primarily due to decreases in health benefit costs and other fringe benefit costs. This decrease was also attributable to a $2.1 million charge we incurred during the first quarter of 2016 when we outsourced the printing production at one of our media companies and exited the multiemployer pension plans that covered the impacted employees.

Newsprint, supplements and printing expenses decreased 6.2% in the three months ended March 26, 2017, compared to the same period in 2016. Newsprint expense declined 11.6%  during the first quarter of 2017 compared to the same period in 2016. The newsprint declines reflect a newsprint usage decrease of 20.6% during the first quarter of 2017 partially offset by an increase in newsprint prices of 10.6%  during the first quarter of 2017 compared the same period in 2016. During these same period, the decrease in newsprint expense was offset by a slight increase in outsourced printing costs of $0.1 million.

Depreciation and amortization expenses decreased 19.4% in the three months ended March 26, 2017, compared to the same period in 2016. Depreciation expense decreased $4.8 million in the first quarter of 2017 compared to the same period in 2016, as a result of assets becoming fully depreciated in previous periods and due to a decrease of $2.8 million in accelerated depreciation. During the first quarter of 2017, we incurred no accelerated depreciation compared to $2.8 million in the first quarter of 2016. Amortization expense increased $0.1 million in the first quarter of 2017 compared to the same period in 2016.

Other operating expenses decreased 1.0% in the three months ended March 26, 2017,  compared to the same period in 2016.  In the first quarter of 2017, other operating expenses included decreases of $2.5 million in circulation delivery costs, $1.1 million in production costs, as well as $1.6 million in other miscellaneous expenses, which were partially offset by an increase of $2.3 million in professional fees and a write down of $2.0 million of non-newsprint inventory.

Non-Operating Expenses

Interest Expense:

Total interest expense increased 1.0% in the three months ended March 26, 2017, compared to the same period in 2016.  While interest expense related to debt balances decreased by $0.9 million as a result of lower overall debt balances reflecting repurchases made during 2016, it was offset by a $1.0 million increase of non-cash imputed interest related to our financing obligations that grew due to the contributed real properties to our Pension Plan.

Equity Income:

Total income from unconsolidated investments decreased 97.7% during the three months ended March 26, 2017, compared to the same period in 2016, due to lower income from our equity method investments.

Impairments Related to  Equity  Investments:

As described more fully in Note 3, we  recorded a $123.0 million pre-tax impairment charge related to our equity investment in CareerBuilder during the three months ended March 26, 2017. During the three months ended March 27, 2016, we recorded a $0.9 million write-down related to our equity investment in HomeFinder.

Income Taxes:

In the three months ended March 26, 2017, we recorded an income tax benefit of $55.4 million. The income tax benefit differs from the expected federal tax amounts primarily due to the inclusion of state income taxes, the tax impact of stock compensation and certain permanently non-deductible expenses.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $23.8 million as of March 26, 2017, compared to $17.6 million and $5.3 million as of March 27, 2016, and December 25, 2016, respectively.

We expect that most of our cash and cash equivalents, and our cash generated from operations, for the foreseeable future will be used to repay debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to the Pension Plan, repurchase stock, and other corporate uses as determined by management and our Board of Directors. As of March 26, 2017, we had approximately $873.7 million in total aggregate principal amounts of debt outstanding, consisting of $16.9 million of our 5.750% notes due in 2017 (also see Note 4), $491.4 million of our 9.00% Notes due 2022 and $365.4 million of our notes maturing in 2027 and 2029. We expect to continue to opportunistically repurchase our debt from time to time if market conditions are favorable, and we also expect that we will refinance a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We may also be required to use cash on hand or cash from operations to meet these obligations. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

The following table summarizes our cash flows:

	Three Months Ended
	March 26,	March 27,
(in thousands)	2017	2016
Cash flows provided by (used in)
Operating activities	$21,484	$45,761
Investing activities	(3,107)	(3,703)
Financing activities	122	(33,803)
Increase (decrease) in cash and cash equivalents	$18,499	$8,255

Operating Activities:

We generated $21.5 million of cash from operating activities in the three months ended March 26, 2017, compared to generating  $45.8 million of cash in the three months ended March 27, 2016.  The change is partially due to the timing of income tax payments in 2017 compared to income tax refunds in 2016.  In the first quarter of 2017, we had net income tax payments of $12.0 thousand compared to net income refunds of $5.9 million in the first quarter of 2016. In addition, the change in cash generated from operating activities was due to the collections of accounts receivable, which were lower by $13.2 million. The remaining changes in operating activities related to miscellaneous timing differences in various receipts and payments.

Pension Plan Matters

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we had no required pension contribution under the Employee Retirement Income Security Act in fiscal year 2016. The contribution of real property which exceeded our required pension contribution for 2016, was expected to reduce our future pension contributions and expense, all other things being equal. We made no cash contributions to the Pension Plan during the first quarter of 2017. After applying credits, we also do not expect to have a required pension contribution under the Employee Retirement Income Security Act in fiscal year 2017.

Investing Activities:

We used $3.1 million of cash from investing activities in the three months ended March 26, 2017, which was primarily due to the purchase of property, plant and equipment for $1.7 million and contributions to equity investments for $1.8 million. We expect total capital expenditures to be in the range of $14.0 million to $17.0 million in fiscal year 2017.

Financing Activities:

We generated  $0.1 million of cash from financing activities in the three months ended March 26, 2017, compared to using $33.8 million in the three months ended March 27, 2016. The use of cash in the first quarter of 2016 was primarily related to the repurchase of debt and treasury shares. We had no debt repurchases and an immaterial amount of treasury repurchases during the first quarter of 2017.

Contractual Obligations:

As of March 26, 2017, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of March 26, 2017, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2016 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits, income taxes, and insurance. There have been no material changes to our critical accounting policies described in our 2016 Annual Report on Form 10-K, other than those described in Note 1 relating to the adoption of ASU 2017-04.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 26, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 6, Commitments and Contingencies to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

ITEM 6. EXHIBITS

Exhibits, filed as part of this Quarterly Report on Form 10-Q, are listed in the Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

May 4, 2017	/s/Craig I. Forman
Date	Craig I. Forman Chief Executive Officer

May 4, 2017	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
10.1	*	Employment Agreement between the Company and Craig I. Forman dated January 25, 2017	8-K	10.1	January 31, 2017
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*Compensation plans or arrangements for the Company's executive officers and directors

** Furnished, not filed