Form 10-Q
period 2017-06-25
MCCLATCHY CO
filed 2017-08-03
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 25, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ◻  No ☒

As of July 28, 2017, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,179,542
Class B Common Stock	2,443,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016
REVENUES — NET:
Advertising	$125,239	$140,900	$245,128	$277,156
Audience	89,915	90,479	181,331	181,141
Other	9,966	10,855	19,873	21,916
	225,120	242,234	446,332	480,213
OPERATING EXPENSES:
Compensation	86,823	94,543	178,231	193,623
Newsprint, supplements and printing expenses	16,459	19,565	34,304	38,597
Depreciation and amortization	19,624	24,430	39,428	48,992
Other operating expenses	90,104	102,695	186,778	200,353
	213,010	241,233	438,741	481,565

OPERATING INCOME (LOSS)	12,110	1,001	7,591	(1,352)

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(20,292)	(21,223)	(40,746)	(41,470)
Interest income	136	112	289	208
Equity income (loss) in unconsolidated companies, net	(159)	4,264	(96)	7,005
Impairments related to equity investments	(46,147)	—	(169,147)	(892)
Gain (loss) on extinguishment of debt, net	(869)	—	(869)	1,535
Retirement benefit expense	(3,328)	(3,694)	(6,655)	(7,388)
Other — net	23	75	83	33
	(70,636)	(20,466)	(217,141)	(40,969)

Loss before income taxes	(58,526)	(19,465)	(209,550)	(42,321)
Income tax benefit	(21,080)	(4,731)	(76,529)	(14,846)
NET LOSS	$(37,446)	$(14,734)	$(133,021)	$(27,475)

Net loss per common share:
Basic	$(4.91)	$(1.89)	$(17.49)	$(3.48)
Diluted	$(4.91)	$(1.89)	$(17.49)	$(3.48)

Weighted average number of common shares:
Basic	7,622	7,784	7,605	7,906
Diluted	7,622	7,784	7,605	7,906

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited; amounts in thousands)

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016
NET LOSS	$(37,446)	$(14,734)	$(133,021)	$(27,475)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans:
Change in pension and post-retirement benefit plans, net of taxes of $(1,714), $(1,535), $(3,428) and $(3,070)	2,570	2,302	5,141	4,604
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $(2,649), $(252), $(2,697) and $78	3,974	377	4,046	(118)
Other comprehensive income	6,544	2,679	9,187	4,486
Comprehensive loss	$(30,902)	$(12,055)	$(123,834)	$(22,989)

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	June 25,	December 25,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,433	$5,291
Trade receivables (net of allowances of $2,692 in 2017 and $3,254 in 2016)	87,949	112,583
Other receivables	10,918	11,883
Newsprint, ink and other inventories	10,885	13,939
Assets held for sale	16,574	9,040
Other current assets	16,177	14,809
	150,936	167,545

Property, plant and equipment, net	271,454	297,506
Intangible assets:
Identifiable intangibles — net	274,821	298,986
Goodwill	705,174	705,174
	979,995	1,004,160
Investments and other assets:
Investments in unconsolidated companies	83,462	242,382
Deferred income taxes	132,869	60,821
Other assets	62,406	64,340
	278,737	367,543
	$1,681,122	$1,836,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,826	$16,749
Accounts payable	32,687	36,822
Accrued pension liabilities	8,647	8,647
Accrued compensation	27,766	25,577
Income taxes payable	345	7,930
Unearned revenue	66,477	64,728
Accrued interest	8,398	8,602
Other accrued liabilities	17,058	20,994
	178,204	190,049
Non-current liabilities:
Long-term debt	816,174	829,415
Pension and postretirement obligations	597,238	604,165
Financing obligations	52,330	51,616
Other long-term obligations	45,921	47,596
	1,511,663	1,532,792
Commitments and contingencies

Stockholders’ equity (deficit):
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,205,318 in 2017 and 5,132,417 in 2016)	52	51
Class B (authorized 60,000,000 shares, issued 2,443,191 in 2017 and 2016)	24	24
Additional paid-in-capital	2,214,560	2,213,098
Accumulated deficit	(1,770,760)	(1,637,739)
Treasury stock at cost, 25,776 shares in 2017 and 34 shares in 2016	(293)	(6)
Accumulated other comprehensive loss	(452,328)	(461,515)
	(8,745)	113,913
	$1,681,122	$1,836,754

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Six Months Ended
	June 25,	June 26,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,021)	$(27,475)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	39,428	48,992
Gains on disposal of property and equipment (excluding other asset write-downs)	(3,694)	(213)
Retirement benefit expense	6,655	7,388
Stock-based compensation expense	1,461	1,757
Equity (income) loss in unconsolidated companies	96	(7,005)
Impairments related to equity investments	169,147	892
(Gain) loss on extinguishment of debt, net	869	(1,535)
Other asset write-downs	1,957	—
Other	(3,371)	(3,260)
Changes in certain assets and liabilities:
Trade receivables	24,634	39,826
Inventories	1,097	(817)
Other assets	1,290	3,343
Accounts payable	(4,135)	(4,375)
Accrued compensation	2,189	656
Income taxes	(85,517)	(16,218)
Accrued interest	(204)	(432)
Other liabilities	(2,105)	9,553
Net cash provided by operating activities	16,776	51,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,626)	(8,490)
Proceeds from sale of property, plant and equipment and other	8,932	2,566
Contributions to equity investments	(2,683)	(2,667)
Proceeds from sale of equity investments and other-net	(11)	—
Net cash provided by (used in) investing activities	1,612	(8,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes	(15,675)	(28,804)
Purchase of treasury shares	(287)	(6,636)
Other	716	(499)
Net cash used in financing activities	(15,246)	(35,939)
Increase in cash and cash equivalents	3,142	6,547
Cash and cash equivalents at beginning of period	5,291	9,332
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,433	$15,879

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

In addition to our media companies, as of June 25, 2017, we also owned 15.0% of CareerBuilder LLC (“CareerBuilder”), which operates a premier online jobs website, CareerBuilder.com, as well as certain other digital investments. On July 31, 2017, we closed on a transaction to sell a majority of our interest in CareerBuilder, which changed our ownership interest in CareerBuilder to approximately 3.6%. See Note 3 for more information.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements related to the early retrospective adoption of Accounting Standards Update (“ASU”) No. 2017-07 relating to the classification of net periodic pension expense, as described below. In accordance with the early adoption of ASU No. 2017-07 for the quarter and six months ended June 26, 2016, we reclassified net periodic pension and postretirement costs of $3.7 million and $7.4 million, respectively, from the compensation line item in operating expenses to the retirement benefit expense line item in non-operating (expense) income on the condensed consolidated statement of operations, which is described further in Note 5. There were no other changes to the prior periods’ condensed consolidated financial statements, except those described in Note 5.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of June 25, 2017, and December 25, 2016, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value. At June 25, 2017, and December 25, 2016, the estimated fair value of long-term debt, including the current portion of long-term debt, was $857.3 million and $844.0 million, respectively. At June 25, 2017, and December 25, 2016, the carrying value of our long-term debt, including the current portion of long-term debt, was $833.0 million and $846.2 million, respectively.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets that may be measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include our expected cash flows and the discount rates that we estimate market participants would seek for bearing the risk associated with such assets. See Note 3 regarding a discussion related to impairment charges incurred during the quarter and six months ended June 25, 2017, on our equity method investments.

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) and net realizable value. During the six months ended June 25, 2017, we recorded a $2.0 million write‑down of non-newsprint inventory, which is reflected in the other operating expenses line on our condensed consolidated statement of operations.

Property, Plant and Equipment

During the quarter and six months ended June 26, 2016, we incurred $3.8 million and $6.6 million in accelerated depreciation related to production equipment no longer needed as a result of either outsourcing our printing process at a few of our media companies or replacing an old printing press at one of our media companies. No similar transactions were recorded during the quarter and six months ended June 25, 2017.

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
(in thousands)	2017	2016	2017	2016
Depreciation expense	$7,531	$12,434	$15,252	$24,998

Assets Held for Sale

During the six months ended June 25, 2017, we began to actively market for sale the land and buildings at four of our media companies. No impairment charges were incurred during the six months ended June 25, 2017, as a result of classifying these assets into assets held for sale. In addition, assets held for sale continues to include land and buildings at one of our media companies that we began to actively market for sale during 2016.

Intangible Assets and Goodwill

We test for impairment of goodwill annually, at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate, hypothetical transaction structures, and for the market based approach, private and public market trading multiples for newspaper assets. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. We had no impairment of goodwill during the quarter and six months ended June 25, 2017, and June 26, 2016.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach that utilizes the discounted cash flow model discussed above, to determine the fair value of each newspaper masthead. We had no impairment of newspaper mastheads during the quarter and six months ended June 25, 2017, and June 26, 2016.

Long‑lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during the quarter and six months ended June 25, 2017, and June 26, 2016.

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

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 25, 2016	$(450,506)	$(11,009)	$(461,515)
Other comprehensive income (loss) before reclassifications	—	4,046	4,046
Amounts reclassified from AOCL	5,141	—	5,141
Other comprehensive income (loss)	5,141	4,046	9,187
Balance at June 25, 2017	$(445,365)	$(6,963)	$(452,328)

	Amount Reclassified from AOCL
	Quarters Ended		Six Months Ended
(in thousands)	June 25,	June 26,	June 25,	June 26,	Affected Line in the Condensed
AOCL Component	2017	2016	2017	2016	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$4,284	$3,837	$8,569	$7,674	Retirement benefit expense
	(1,714)	(1,535)	(3,428)	(3,070)	Benefit for income taxes
	$2,570	$2,302	$5,141	$4,604	Net of tax

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The timing of recording or releasing a valuation allowance requires significant judgment. A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires us to consider all positive and negative evidence and to make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The assessment takes into account expectations of future taxable income or loss, available tax planning strategies and the reversal of temporary differences. The development of these expectations involve the use of estimates such as operating profitability. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As such, we have weighed all available objectively verifiable evidence and determined that a full valuation allowance was not required as of June 25, 2017. Nonetheless, if actual outcomes differ from these expectations, we may record additional valuation allowance through income tax expense in the period of such determination is made.

The amount of the valuation allowance that we have recorded represents a portion of deferred taxes that we deemed more-likely-than-not that we will not realize the benefits in future periods. The valuation allowance that relates to state net operating loss and capital loss carryovers did not change in the six months ended June 25, 2017, compared to an increase of $1.0 million in the year ended December 25, 2016. We will continue to evaluate our ability to realize the net deferred tax assets and the remaining valuation allowance on a quarterly basis.

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

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
(shares in thousands)	2017	2016	2017	2016
Anti-dilutive common stock equivalents	388	279	325	300

Cash Flow Information

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Six Months Ended
	June 25,	June 26,
(in thousands)	2017	2016
Interest paid (net of amount capitalized)	$35,127	$36,936
Income taxes paid (net of refunds)	8,870	(4,689)

Other non-cash investing and financing activities related to pension plan transactions:
Increase of financing obligation for contribution of real property to pension plan	—	47,130
Reduction of pension obligation for contribution of real property to pension plan	—	(47,130)

Other non-cash financing activities relate to the contribution of real property to the Pension Plan. See Note 5 for further discussion.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 simplified the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and options that existed for “market value” were eliminated. The ASU defined net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” Effective December 26, 2016, we adopted this standard and will apply it prospectively. We did not have a material impact to our primary categories of inventory such as newsprint for our operations or our condensed consolidated statement of operations from the adoption of this standard.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 required that an employer report the service cost component in the same line items or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined in the standard, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. It was effective for us for in fiscal year 2018 with early adoption permitted.

The amendments in this ASU are required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Effective as of the beginning of fiscal year 2017, we early adopted this standard using the practical expedient. For the quarter and six months ended June 26, 2016, we reclassified net periodic pension and postretirement costs of $3.7 million and $7.4 million, respectively, from the compensation line item within operating expenses to the retirement benefit expense line item in non-operating (expense) income in the condensed consolidated statement of operations to conform to the current year presentation. There were no other changes to the condensed consolidated financial statements, except those described in Note 5.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard was effective for us in fiscal year 2018 with early adoption permitted. We early adopted this standard in the second quarter of 2017. The adoption of this guidance did not impact our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In 2016 and 2017, the FASB issued additional updates: ASU No. 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05. These updates provide further guidance and clarification on specific items within the previously issued update. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements. ASU 2014-09, as well as the additional FASB updates noted above, is effective for us for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. We do not plan to early adopt this guidance. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented ("full retrospective"), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application ("modified retrospective"). We are planning to adopt the standard using the modified retrospective method. We are still in the process of finalizing the impact this standard will have on our controls, processes and financial results, but we do not believe this standard will significantly impact revenue recognition associated with our primary advertising, audience and other revenue categories. We continue to finalize our overall assessment and we plan to conclude on the financial statement impact, as well as our  process and control assessments prior to the fourth quarter of 2017.

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

2.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 25,	Acquisition	Amortization	June 25,
(in thousands)	2016	Adjustments	Expense	2017
Intangible assets subject to amortization	$839,273	$11	$—	$839,284
Accumulated amortization	(711,723)	—	(24,176)	(735,899)
	127,550	11	(24,176)	103,385
Mastheads	171,436	—	—	171,436
Goodwill	705,174	—	—	705,174
Total	$1,004,160	$11	$(24,176)	$979,995

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
(in thousands)	2017	2016	2017	2016
Amortization expense	$12,093	$11,996	$24,176	$23,994

The estimated amortization expense for the remainder of fiscal year 2017 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2017 (Remainder)	$25,114
2018	47,660
2019	24,154
2020	803
2021	680
2022	655

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	June 25,	December 25,
Company	Interest	2017	2016
CareerBuilder, LLC	15.0	$77,560	$236,936
Other	Various	5,902	5,446
		$83,462	$242,382

CareerBuilder, LLC

On June 19, 2017, we announced that along with the current ownership group of CareerBuilder, we entered into an agreement to sell a majority of the collective ownership interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Management Group along with the Ontario Teachers' Pension Plan Board. The transaction closed on July 31, 2017. We received $73.9 million consisting of approximately $7.3 million in normal distributions and $66.6 million of gross proceeds.

As a result of the closing of the transaction, our new ownership interest in CareerBuilder was reduced to approximately 3.6% from 15.0%. We have estimated the fair value of the remaining interest in CareerBuilder and our loss on the transaction. As a result, we recorded $45.6 million and $168.6 million in pre-tax impairment charges on our equity investment in CareerBuilder during the quarter and six months ended June 25, 2017, respectively.

HomeFinder, LLC

On February 23, 2016, we, along with Gannett Co. Inc. and Tribune Publishing Co. (now “tronc, Inc.”) (the “Selling Partners”) sold all of the assets in HomeFinder, LLC (“HomeFinder”) to Placester Inc. (“Placester”) in exchange for a small stock ownership in Placester and a 3-year affiliate agreement with Placester to continue to allow the Selling Partners to sell Placester and HomeFinder’s products and services. As a result of this transaction, during the quarter ended March 27, 2016, we wrote off our HomeFinder investment of $0.9 million, which is recorded in equity income in unconsolidated companies, net, on our condensed consolidated statements of operations.

Other

During the quarter and six months ended June 25, 2017, we wrote-down $0.5 million of certain other unconsolidated investments.

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	June 25,	June 25,	December 25,
(in thousands)	2017	2017	2016
Notes:
9.00% senior secured notes due in 2022	$476,415	$469,442	$483,492
5.750% notes due in 2017	16,865	16,826	16,749
7.150% debentures due in 2027	89,188	85,058	84,862
6.875% debentures due in 2029	276,230	261,674	261,061
Long-term debt	$858,698	$833,000	$846,164
Less current portion	16,865	16,826	16,749
Total long-term debt, net of current	$841,833	$816,174	$829,415

Our outstanding notes are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $25.7 million and $27.5 million as of June 25, 2017, and December 25, 2016, respectively.

Debt Repurchases and Gain on Extinguishment of Debt

During the quarter and six months ended June 25, 2017, we repurchased a total $15.0 million of our 9.00% Senior Secured Notes due in 2022 ("9.00% Notes") through a privately negotiated transaction. We repurchased these notes at a premium and wrote off debt issuance costs resulting in a loss on the extinguishment of debt of $0.9 million being recorded during the quarter and six months ended June 25, 2017.

During the six months ended June 26, 2016, we repurchased a total $30.8 million of the 5.75% Notes due September 1, 2017 ("5.75% Notes"), and 9.00%  Notes through a privately negotiated transaction. We repurchased these notes at a discount and wrote off historical discounts and debt issuance costs resulting in us recording a net gain on the extinguishment of debt of $1.5 million during the six months ended June 26, 2016. There were no debt repurchases during the quarter ended June 26, 2016.

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

As of June 25, 2017, there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $28.7 million. There were no borrowings outstanding under the Credit Agreement as of June 25, 2017.

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

Covenants under the Senior Debt Agreements

Under the Credit Agreement, we are required to comply with a maximum consolidated total leverage ratio measured on a quarterly basis. As of June 25, 2017, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00. For purposes of the consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20.0 million. As of June 25, 2017, we were in compliance with our financial covenants.

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

The elements of retirement expense are as follows:

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
(in thousands)	2017	2016	2017	2016
Pension plans:
Service Cost	$—	$—	$—	$—
Interest Cost	21,367	22,167	42,734	44,334
Expected return on plan assets	(22,393)	(22,408)	(44,785)	(44,815)
Actuarial loss	5,084	4,595	10,168	9,191
Net pension expense	4,058	4,354	8,117	8,710
Net post-retirement benefit credit	(730)	(660)	(1,462)	(1,322)
Net retirement benefit expenses	$3,328	$3,694	$6,655	$7,388

Changes In Presentation

As discussed more fully in Note 1, we recently adopted ASU No. 2017-07, which provides guidance on presentation of service costs and the other components of net retirement expenses.

Service costs represent the annual growth in benefits earned by participants over the 12 months of the fiscal year. Since our Pension Plan is frozen and no benefits continue to accrue for our participants, we have determined in connection with the adoption of ASU 2017-07 that service costs are zero for all periods presented. Historically, we have included expenses paid from the Pension Plan trust (including Public Benefit Guaranty Corporation (PBGC)) audit, actuarial, legal and administrative fees as service costs in our footnote presentation of the components of net periodic pension cost. We have determined that the vast majority of these types of expenses reflect a reduction to the expected return on plan assets because they reduce the expected growth of the trust assets. As such, we have elected to reclassify the trust-paid expenses related to our Pension Plan as a reduction to expected return on plan assets for all periods presented. For the quarter and six months ended June 26, 2016, we have reclassified expenses of $4.7 million and $9.4 million, respectively, from service costs to expected return on plan assets in the table above. This change in presentation had no impact on net retirement expenses.

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

The contributions and leasebacks of these properties are treated as financing transactions and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions of any property until the sale of the property by the Pension Plan. At the time of our contributions, our pension obligation was reduced and our financing obligations were recorded equal to the fair market value of the properties. The financing obligations are reduced by a portion of the lease payments made to the Pension Plan each month, and increased for imputed interest expense on the obligations to the extent imputed interest exceeds monthly payments. The long-term balance of this obligation at June 25, 2017, and December 25, 2016, was $52.3 million and $51.6 million, respectively, and relates to the contributions to the Pension Plan in 2016 and 2011.

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

The court in the Sacramento case trifurcated the trial into three separate phases: the first phase addressed independent contractor status, the second phase will address liability, if any, and the third phase will address restitution, if any. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors. We objected to the tentative decision but the court ultimately adopted it as final. There have been no additional decisions issued by the court as to the second or third phase. In June 2016, The McClatchy Company was dismissed from the lawsuit, leaving The Sacramento Bee as the sole defendant.

The court in the Fresno case bifurcated the trial into two separate phases: the first phase addressed independent contractor status and liability for mileage reimbursement and the second phase was designated to address restitution, if any. The first phase of the Fresno case began in the fourth quarter of 2014 and concluded in late March 2015. On April 14, 2016, the court in the Fresno case issued a statement of final decision in favor of us and The Fresno Bee. Accordingly, there will be no second phase. The plaintiffs filed a Notice of Appeal on November 10, 2016.

In January 2016, Ponderay Newsprint Company (“PNC”), a general partnership that owns and operates a newsprint mill in the state of Washington, and of which three of our wholly-owned subsidiaries own a combined 27% interest, filed a complaint in the Superior Court of the State of Washington seeking declaratory judgment and alleging breach of contract and breach of the duty of good faith and fair dealing against Public Utility District No. 1 of Pend Oreille County (“PUD”) relating to the industrial power supply contracts (“Supply Contracts”) between PNC and the PUD. This complaint followed the PUD’s assertion that PNC had effected a termination of the Supply Contracts by the submission of its most recent power schedule, which called for an uncertain, and probably declining, need for power between 2017-

2019. Based on PNC’s fervent belief that its power schedule was fully compliant with the Supply Contracts, the aforementioned complaint was filed. In March 2016, the PUD filed a counterclaim against PNC and a third-party complaint against the individual partners of PNC, alleging breach of contract.

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

As of June 25, 2017, we had $28.7 million of standby letters of credit secured under the LC Agreement.

7.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the six months ended June 25, 2017:

		Weighted
		Average Grant
		Date Fair
		Value
Nonvested — December 25, 2016	204,145	$18.17
Granted	196,905	$10.74
Vested	(129,746)	$20.09
Forfeited	(450)	$19.40
Nonvested — June 25, 2017	270,854	$11.84

The total fair value of the RSUs that vested during the six months ended June 25, 2017, was $1.5 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the six months ended June 25, 2017:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 25, 2016	292,750	$50.29	$—
Expired	(72,450)	$41.73
Outstanding June 25, 2017	220,300	$53.10	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of June 25, 2017, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
(in thousands)	2017	2016	2017	2016
Stock-based compensation expense	$432	$383	$1,461	$1,757

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to future financial performance and operations, trends in advertising, uses of cash, including offers for or repurchases of our debt, the refinancing of our debt and our pension plan obligations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of our 2016 Annual Report on Form 10-K as well as our other filings with the Securities and Exchange Commission, including our disclosures herein. We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (together, the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 25, 2017, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2016 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 6, 2017. All period references are to our fiscal periods unless otherwise indicated.

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

As of June 25, 2017, we also own 15.0% of CareerBuilder, LLC (“CareerBuilder”), which operates the nation’s largest online jobs website, CareerBuilder.com, as well as certain other digital investments. See Recent Developments below.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016
Revenues:
Advertising	55.6%	58.2%	54.9%	57.7%
Audience	40.0%	37.3%	40.6%	37.7%
Other	4.4%	4.5%	4.5%	4.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

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

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the quarter and six months ended June 25, 2017, and June 26, 2016.

Recent Developments

CareerBuilder Transaction and Non-Cash Impairment Charge

As discussed further in Note 3, Investment in Unconsolidated Companies,  in June 2017, we announced that along with the current ownership group of CareerBuilder that we entered into an agreement to sell a majority of the collective ownership interest in CareerBuilder. The transaction closed on July 31, 2017. We received $73.9 million consisting of approximately $7.3 million in normal distributions and $66.6 million of gross proceeds. As a result of the closing of the transaction, our new ownership interest in CareerBuilder was reduced to approximately 3.6% from 15.0%. As a result, we recorded  $45.6 million and $168.6 million in pre-tax impairment charges on our equity investment in CareerBuilder during the quarter and six months ended June 25, 2017, respectively.

Under the terms of the indenture for our 9.00% Notes, we are required to use the net cash proceeds from the sale of our interest in CareerBuilder to reinvest in the company within 365 days from the date of the sale or to make an offer to the holders of the 9.00% Notes to purchase their notes at 100% of the principal amount plus accrued and unpaid interest. On August 1, 2017, we announced an offer to purchase up to $65.0 million of the 9.00% Notes using the net cash proceeds from the sale of our interests in CareerBuilder at par plus accrued and unpaid interest. We expect to reinvest $1.6 million of the proceeds and an approximately $2.0 million tax credit anticipated to be derived from the transaction into our business.

Asset sales and leasebacks

In January 2017, we announced that we had entered into separate agreements to sell and lease back real property owned by The Sacramento Bee in Sacramento, California and The State Media Company in Columbia, South Carolina. Subsequently, the agreement to sell Columbia was discontinued and the property is being remarketed. In July 2017, we entered into an agreement to sell and leaseback the production facility of our Kansas City newspaper, The Kansas City Star.

We will lease back the Sacramento and Kansas City properties under 15-year leases with initial annual payments totaling approximately $7.1 million.  The leases include a repurchase clause allowing us to repurchase the properties after the 15-year lease term. Accordingly, the leases will be treated as financing leases, and we will continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the sale and lease back of any properties until we no longer have a continuing involvement in the property.

We also have various sales agreements or letters of intent to sell other properties that are expected to close during 2017 or in early 2018, including the Columbia, South Carolina property, which will be structured similar to the Sacramento and Kansas City sales and leasebacks.

Debt Repurchase and Extinguishment of Debt

During the quarter ended June 25, 2017, we repurchased a total of $15.0 million of notes through a privately negotiated transaction and recorded a loss on extinguishment of debt of $0.9 million.

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarter and six months ended June 25, 2017, and June 26, 2016:

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net loss	$(37,446)	$(14,734)	$(133,021)	$(27,475)

Net loss per diluted common share	$(4.91)	$(1.89)	$(17.49)	$(3.48)

The increase in the net loss in the quarter and six months ended June 25, 2017, compared to the same periods in 2016 is primarily due to a pre-tax impairment charges of $46.1 million and $169.1 million, respectively (see Recent Developments above). In addition, advertising revenues were lower, but were partially offset by a decrease in expenses, as described more fully below.

Revenues

The following table summarizes our revenues by category:

	Quarters Ended				Six Months Ended
	June 25,	June 26,	$	%	June 25,	June 26,	$	%
(in thousands)	2017	2016	Change	Change	2017	2016	Change	Change
Advertising:
Retail	$58,701	$68,579	$(9,878)	(14.4)	$114,928	$135,298	$(20,370)	(15.1)
National	9,889	10,511	(622)	(5.9)	18,726	20,382	(1,656)	(8.1)
Classified:
Automotive	6,742	8,156	(1,414)	(17.3)	13,804	16,626	(2,822)	(17.0)
Real estate	5,779	6,408	(629)	(9.8)	11,192	12,744	(1,552)	(12.2)
Employment	4,754	6,423	(1,669)	(26.0)	9,708	12,689	(2,981)	(23.5)
Other	13,929	14,886	(957)	(6.4)	27,928	29,504	(1,576)	(5.3)
Total classified	31,204	35,873	(4,669)	(13.0)	62,632	71,563	(8,931)	(12.5)
Direct marketing and other	25,445	25,937	(492)	(1.9)	48,842	49,913	(1,071)	(2.1)
Total advertising	125,239	140,900	(15,661)	(11.1)	245,128	277,156	(32,028)	(11.6)
Audience	89,915	90,479	(564)	(0.6)	181,331	181,141	190	0.1
Other	9,966	10,855	(889)	(8.2)	19,873	21,916	(2,043)	(9.3)
Total revenues	$225,120	$242,234	$(17,114)	(7.1)	$446,332	$480,213	$(33,881)	(7.1)

During the quarter and six months ended June 25, 2017, total revenues decreased 7.1% compared to the same periods in 2016 primarily due to the continued decline in demand for print advertising. Consistent with the end of 2016, the largest impact on print advertising came from large retail advertisers who continued to reduce preprinted insert advertising and in-newspaper ROP.  The decline in print advertising revenues is the result of the desire of advertisers to reach online customers directly, and the secular shift in advertising demand from print to digital products.

Advertising Revenues

Total advertising revenues decreased 11.1% and 11.6% during the quarter and six months ended June 25, 2017,  respectively, compared to the same periods in 2016. While we experienced declines in all of our advertising revenue categories, the decrease in total advertising revenues was primarily related to declines in print retail and print and digital classified advertising revenues. These decreases in advertising revenues were partially offset by increases in several digital revenue categories, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
(in thousands)	2017	2016	2017	2016
Advertising:
Retail	46.9%	48.7%	46.9%	48.8%
National	7.9%	7.5%	7.6%	7.4%
Classified	24.9%	25.4%	25.6%	25.8%
Direct marketing and other	20.3%	18.4%	19.9%	18.0%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and six months ended June 25, 2017, retail advertising revenues decreased 14.4% and 15.1%, respectively, compared to the same periods in 2016.  In the second quarter, the decrease in retail advertising revenues was primarily due to decreases of 21.4% in print ROP advertising revenues and 22.7% in preprint advertising revenues, compared to the same period in 2016. These decreases were partially offset by an increase in digital retail advertising of 1.7% in the second quarter of 2017, compared to the same period in 2016.  In the first six months of 2017, the decrease in retail advertising revenues was primarily due to decreases of 23.2% in print ROP advertising revenues and 22.4% in preprint advertising revenues, compared to the same period in 2016. These decreases were partially offset by an increase in digital retail advertising of 2.1% in the first six months of 2017 compared to the same period in 2016.  The overall decreases in retail advertising revenues for the quarter and six months ended June 25, 2017, were spread among the ROP and preprint categories.

National:

National advertising revenues decreased 5.9% and 8.1% during the quarter and six months ended June 25, 2017,  respectively, compared to the same periods in 2016. While we experienced a 31.3% and 33.5% decrease in print national advertising during the second quarter and first six months of 2017,  respectively, compared to the same periods in 2016, we had an increase of 16.9% and 14.8%, respectively, in digital national advertising during the same periods. Overall, the increase in digital national advertising revenues during the second quarter and first six months of 2017 was largely led by programmatic digital advertising, including mobile and video revenues.

Classified:

During the quarter and six months ended June 25, 2017, classified advertising revenues decreased 13.0% and 12.5%, respectively, compared to the same periods in 2016. Automotive, employment and real estate categories combined for 55.4% of our classified advertising revenues during the quarter and six months ended June 25, 2017.  During the second quarter of 2017 compared to the same period in 2016, we experienced decreases in print classified advertising of 14.6%, led by automotive and employment advertising which have increasingly shifted to digital platforms. During the second quarter of 2017 compared to the same period in 2016, digital classified advertising decreased 11.0%, primarily from the automotive and employment advertising categories where the digital environment is very competitive. The real estate category had similar results, although to a lesser extent. Other classified advertising revenues, which is our largest classified category and includes legal, remembrance and celebration notices and miscellaneous advertising, also experienced decreases in both print and digital in the second quarter of 2017 compared to the same period in 2016.

During the first six months of 2017, compared to the same period in 2016, we experienced decreases in print classified advertising of 14.7% and in digital classified advertising of 9.6% for the same reasons discussed for the second quarter of 2017.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 34.3% and 33.8% of total advertising revenues for the quarter and six months ended June 25, 2017,  respectively, compared to 30.8% and 30.1% for the same periods in 2016, respectively. Total digital advertising includes digital advertising bundled with print and digital-only advertising. Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy with print sold as an “up-sell.” In the second quarter of 2017, total digital advertising revenues decreased 0.9% to $43.0 million compared to the same period in 2016. Digital-only advertising revenues increased 10.0% to $32.7 million in the second quarter of 2017 compared to the same period in 2016.  In the first six months of 2017, total digital advertising revenues decreased 0.6% to $83.0 million compared to the same period in 2016. Digital-only advertising revenues increased 10.8% to $62.6 million in the first six months of 2017 compared to the same period in 2016.  The advertising industry continues to experience a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers and are increasingly focused on online customers. While our product offerings and collaboration efforts in digital advertising have grown, we expect to continue to face intense competition in the digital advertising space. Digital advertising revenues bundled with print products declined 24.8% and 24.4% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016 as a result of fewer print advertising sales.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 1.9% and 2.1% during the quarter and six months ended June 25, 2017, compared to the same periods in 2016. This represents an improvement from trends in these same periods in 2016 when these revenues decreased by 13.6% and 11.1%, during the quarter and six months ended June 26, 2016, respectively, compared to the same periods in 2015. The improved trends in 2017 versus in 2016 were partially due to the addition of new customers in certain markets, which were largely offset by the declines in preprint retail advertising by large retail customers as described above.

Audience Revenues

Audience revenues decreased 0.6% and increased 0.1% during the quarter and six months ended June 25, 2017,  respectively, compared to the same periods in 2016. Overall, digital audience revenues decreased 1.2% during both the second quarter and the first six months of 2017. Digital-only audience revenues increased 6.7% and 8.8% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016. The increase in digital-only audience revenues was a result of a 13.8% increase in our digital-only subscribers to 91,000 as of the second quarter of 2017 compared to 80,000 as of the second quarter of 2016, and a result of digital rate increases in some markets. Print audience revenues declined 0.4% in the second quarter of 2017 but grew 0.6% in the first six months of 2017 compared to the same periods in 2016, primarily due to pricing adjustments that were implemented and were partially offset by lower print circulation volumes. We have a dynamic pricing model for our traditional subscriptions for which pricing is constantly being adjusted based upon the market’s ability to accept pricing adjustments. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we also increased our subscription related marketing and promotion efforts.

Operating Expenses

Total operating expenses decreased 11.7% and 8.9% in the quarter and six months ended June 25, 2017, compared to the same periods in 2016.  Retirement benefit expenses related to the pension and post-retirement benefits are now recorded as non-operating costs (see Note 1) and therefore excluded from this discussion. The decreases during the second quarter and first six months of 2017 were primarily due to decreases in compensation and other operating expenses compared to the same periods in 2016, as discussed below. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies.

The following table summarizes operating expenses:

	Quarters Ended				Six Months Ended
	June 25,	June 26,	$	%	June 25,	June 26,	$	%
(in thousands)	2017	2016	Change	Change	2017	2016	Change	Change
Compensation expenses	$86,823	$94,543	$(7,720)	(8.2)	$178,231	$193,623	$(15,392)	(7.9)
Newsprint, supplements and printing expenses	16,459	19,565	(3,106)	(15.9)	34,304	38,597	(4,293)	(11.1)
Depreciation and amortization expenses	19,624	24,430	(4,806)	(19.7)	39,428	48,992	(9,564)	(19.5)
Other operating expenses	90,104	102,695	(12,591)	(12.3)	186,778	200,353	(13,575)	(6.8)
	$213,010	$241,233	$(28,223)	(11.7)	$438,741	$481,565	$(42,824)	(8.9)

Compensation expenses, which included both payroll and fringe benefit costs, decreased 8.2% and 7.9% in the quarter and six months ended June 25, 2017,  respectively, compared to the same periods in 2016.  Payroll expenses declined 7.9%  and 6.2% during the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, reflecting an 12.9% and 11.9% decline, respectively, in average full-time equivalent employees. Fringe benefits costs decreased 9.6% and 16.4% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016. These decreases were primarily due to decreases in health benefit costs and other fringe benefit costs. We also incurred a $2.1 million charge during the first quarter of 2016 when we outsourced the printing production at one of our media companies and exited the multiemployer pension plans that covered the impacted employees that was not repeated in 2017.

Newsprint, supplements and printing expenses decreased 15.9% and 11.1% in the quarter and six months ended June 25, 2017, compared to the same periods in 2016. Newsprint expense declined 20.8% and 16.3% during the second quarter and first six months of 2017, respectively, compared to the same periods in 2016. The newsprint expense declines reflect a newsprint usage decrease of 22.1% and 21.3% during the second quarter and first six months of 2017, respectively, partially offset by an increase in newsprint prices of 2.6% and 6.6%  during the second quarter and first six months of 2017, respectively, compared the same periods in 2016. During these same periods,  printing expenses, which are primarily outsourced printing costs, decreased $0.6 million and $0.5 million, respectively.

Depreciation and amortization expenses decreased 19.7% and 19.5% in the quarter and six months ended June 25, 2017, respectively, compared to the same periods in 2016. Depreciation expense decreased $4.9 million and $9.7 million in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, as a result of assets becoming fully depreciated in previous periods and due to a decrease of $3.8 million and $6.6 million, respectively, in accelerated depreciation. During the second quarter and first six months of 2017, we incurred no accelerated depreciation. Amortization expense increased $0.1 million and $0.2 million in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016 due to the intangible assets acquired in December 2016 when we purchased The (Durham, NC) Herald-Sun.

Other operating expenses decreased 12.3% and 6.8% in the quarter and six months ended June 25, 2017, respectively, compared to the same periods in 2016.  In the second quarter of 2017, other operating expenses included a $3.3 million gain on the disposal of property and equipment compared to $0.1 million in the same period in 2016. In addition, as a result of our efforts to reduce operational costs, we had decreases of $2.6 million in circulation delivery costs, $0.7 million in production costs, $9.2 million in relocation and other costs, and $1.4 million in other miscellaneous expenses, which were partially offset by an increase of $1.7 million in professional fees. In the first six months of 2017, other operating expenses included a $3.7 million gain on the disposal of property and equipment compared to $0.2 million in the same period in 2016. In addition, as a result of our efforts to reduce operational costs, we had decreases of $5.2 million in circulation delivery costs, $1.8 million in production costs, $8.3 million in relocation and other costs, and $1.1 million in other miscellaneous expenses, which were partially offset by an increase of $4.1 million in professional fees and a write down of $2.0 million of non-newsprint inventory.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 4.4% and 1.8% the quarter and six months ended June 25, 2017, respectively, compared to the same periods in 2016.  Interest expense related to debt balances decreased by $0.8 million and $1.7 million, in the second quarter and first six months of 2017, respectively, as a result of lower overall debt balances reflecting repurchases made during 2016. In the first six months of 2017, this was offset by a  $0.8 million increase of non-cash imputed interest related to our financing obligations that grew due to the contribution of real properties to our Pension Plan.

Equity Income (Loss) in Unconsolidated Companies, Net:

Total income from unconsolidated investments decreased during the second quarter and first six months of 2017 due to lower income from our equity method investments. Following the sale of CareerBuilder in the third quarter, we expect income from unconsolidated equity investments to further decline.

Impairments Related to  Equity  Investments:

As described more fully in Note 3, during the quarter and six months ended June 25, 2017, we recorded $46.1 million and $169.1 million, respectively, in impairment charges primarily related to our equity investment in CareerBuilder. During the six months ended June 26, 2016, we recorded a $0.9 million write-down related to our equity investment in HomeFinder.

Income Taxes:

In the quarter and six months ended June 25, 2017, we recorded an income tax benefit of $21.1 million and $76.5 million, respectively. The income tax benefits differ from the expected federal tax amounts primarily due to the inclusion of state income taxes, the tax impact of stock compensation and certain permanently non-deductible expenses.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $8.4 million as of June 25, 2017, compared to $15.9 million and $5.3 million as of June 26, 2016, and December 25, 2016, respectively.

We expect that most of our cash and cash equivalents, and our cash generated from operations, for the foreseeable future will be used to repay or repurchase debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to the Pension Plan, repurchase stock, and for other corporate uses as determined by management and our Board of Directors. As of June 25, 2017, we had approximately $858.7 million in total aggregate principal amounts of debt outstanding, consisting of $16.9 million of our 5.750% notes due in 2017 (also see Note 4), all of which becomes due on September 1, 2017,  $476.4 million of our 9.00% Notes due 2022 and $365.4 million of our notes maturing in 2027 and 2029. We expect to continue to opportunistically repurchase our debt from time to time if market conditions are favorable, and we also expect that we will refinance a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We may also be required to use cash on hand or cash from operations to meet these obligations. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents.

As discussed more fully in Recent Developments previously, we sold a majority of our interest in CareerBuilder. As such, under the terms of the indenture for our 9.00% Notes, we are required to use the net cash proceeds from the sale of our interest in CareerBuilder to reinvest in the company within 365 days from the date of the sale or to make an offer to the holders of the 9.00% Notes to purchase their notes at 100% of the principal amount plus accrued and unpaid interest. On August 1, 2017, we announced an offer to purchase up to $65.0 million of the 9.00% Notes using the net cash proceeds from the sale of our interests in CareerBuilder at par plus accrued and unpaid interest. We expect to reinvest $1.6 million of the proceeds and an approximately $2.0 million tax credit anticipated to be derived from the transaction into our business.

The following table summarizes our cash flows:

	Six Months Ended
	June 25,	June 26,
(in thousands)	2017	2016
Cash flows provided by (used in)
Operating activities	$16,776	$51,077
Investing activities	1,612	(8,591)
Financing activities	(15,246)	(35,939)
Increase in cash and cash equivalents	$3,142	$6,547

Operating Activities:

We generated $16.8 million of cash from operating activities in the six months ended June 25, 2017, compared to generating  $51.1 million of cash in the six months ended June 26, 2016.  The change is partially due to the timing of income tax payments in 2017 compared to income tax refunds in 2016.  In the first six months of 2017, we had net income tax payments of $8.9 million compared to net income refunds of $4.7 million in the second quarter of 2016. In addition, the change in cash generated from operating activities was due to the timing of collections of accounts receivable, which were lower by $15.2 million. The remaining changes in operating activities related to miscellaneous timing differences in various receipts and payments.

Pension Plan Matters

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we had no required pension contribution under the Employee Retirement Income Security Act in fiscal year 2016. The contribution of real property which exceeded our required pension contribution for 2016,  reduced our future pension contributions and expense, all other things being equal. We made no cash contributions to the Pension Plan during the first six months of 2017. After applying credits, we also do not expect to have a required pension contribution under the Employee Retirement Income Security Act in fiscal years 2017 or 2018.

Investing Activities:

We generated  $1.6 million of cash from investing activities in the six months ended June 25, 2017. We  purchased property, plant and equipment ("PP&E") for $4.6 million and made contributions to equity investments of  $2.7 million,  which was more than offset by proceeds from the sale of PP&E and other for $8.9 million. We expect total capital expenditures for the full year of 2017 to be in the range of $13.0 million to $15.0 million.

Financing Activities:

We used  $15.2 million of cash for financing activities in the six months ended June 25, 2017, compared to using $35.9 million in the six months ended June 26, 2016. During the six months ended June 25, 2017, we repurchased $15.0 million principal amount of our 9.00% Notes for $15.7 million in cash in a privately negotiated repurchase. See Note 4, Long-Term Debt, for further discussion. The use of cash in the first six months of 2016 was primarily related to the repurchase of debt and treasury shares.

Contractual Obligations:

As of June 25, 2017, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of June 25, 2017, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2016 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits, income taxes, and insurance. There have been no material changes to our critical accounting policies described in our 2016 Annual Report on Form 10-K, other than the valuation of deferred tax assets and the adoption of ASU 2017-04 (see Note 1 under the "Income Taxes" and  "Recently Adopted Accounting Pronouncements" subheaders, respectively).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk’, included in our 2016 Annual Report on Form 10-K contains certain disclosures about our exposure to market risk for changes in discount rates on our qualified defined benefit pension plan obligations. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 25, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The McClatchy Company
(Registrant)

August 3, 2017	/s/Craig I. Forman
Date	Craig I. Forman Chief Executive Officer

August 3, 2017	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
10.1

Interests Purchase Agreement by and among CareerBuilder, LLC; McClatchy Interactive West, Cape Publications, Inc., TEGNA, Inc., and Tribune National Marketing Company, LLC (collectively, Sellers); and AP Special Sits Camaro Holdings, LLC (Purchaser)

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