Form 10-Q
period 2017-09-24
MCCLATCHY CO
filed 2017-11-02
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 24, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ◻  No ☒

As of October 27, 2017, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,241,944
Class B Common Stock	2,443,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016
REVENUES — NET:
Advertising	$115,331	$133,212	$360,459	$410,368
Audience	87,142	91,022	268,473	272,163
Other	10,131	10,467	30,004	32,383
	212,604	234,701	658,936	714,914
OPERATING EXPENSES:
Compensation	80,652	91,351	258,883	284,974
Newsprint, supplements and printing expenses	15,075	19,320	49,379	57,917
Depreciation and amortization	19,588	20,559	59,016	69,551
Other operating expenses	83,963	97,912	268,784	298,265
Other asset write-downs (see Notes 1 and 2)	8,715	330	10,672	330
	207,993	229,472	646,734	711,037

OPERATING INCOME	4,611	5,229	12,202	3,877

NON-OPERATING (EXPENSE) INCOME:
Interest expense	(19,801)	(20,953)	(60,547)	(62,423)
Interest income	121	110	410	318
Equity income (loss) in unconsolidated companies, net	(600)	3,632	(696)	10,637
Impairments related to equity investments	(1,866)	—	(171,013)	(892)
Gain (loss) on extinguishment of debt, net	(1,831)	—	(2,700)	1,535
Retirement benefit expense	(3,328)	(3,694)	(9,983)	(11,082)
Other — net	23	(13)	106	20
	(27,282)	(20,918)	(244,423)	(61,887)

Loss before income taxes	(22,671)	(15,689)	(232,221)	(58,010)
Income tax (benefit) expense (see Note 1)	237,805	(5,885)	161,276	(20,731)
NET LOSS	$(260,476)	$(9,804)	$(393,497)	$(37,279)

Net loss per common share:
Basic	$(34.11)	$(1.30)	$(51.67)	$(4.77)
Diluted	$(34.11)	$(1.30)	$(51.67)	$(4.77)

Weighted average number of common shares:
Basic	7,637	7,614	7,616	7,809
Diluted	7,637	7,614	7,616	7,809

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited; amounts in thousands)

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016
NET LOSS	$(260,476)	$(9,804)	$(393,497)	$(37,279)
OTHER COMPREHENSIVE INCOME (LOSS): (1)
Pension and post retirement plans:
Change in pension and post-retirement benefit plans, net of taxes of $0, $(1,535), $0 and $(4,604)	7,712	2,303	12,853	6,907
Investment in unconsolidated companies:
Other comprehensive income (loss), net of taxes of $0, $547, $0 and $625	2,697	(819)	6,743	(937)
Other comprehensive income	10,409	1,484	19,596	5,970
Comprehensive loss	$(250,067)	$(8,320)	$(373,901)	$(31,309)

_____________________

(1) There is no income tax benefit associated with the quarter or nine months ended September 24, 2017, due to the recognition of a deferred income tax valuation allowance that eliminated all current period benefits.

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	September 24,	December 25,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$84,040	$5,291
Trade receivables (net of allowances of $2,776 in 2017 and $3,254 in 2016)	88,174	112,583
Other receivables	10,881	11,883
Newsprint, ink and other inventories	9,456	13,939
Assets held for sale	13,399	9,040
Other current assets	15,728	14,809
	221,678	167,545

Property, plant and equipment, net	262,748	297,506
Intangible assets:
Identifiable intangibles — net	254,014	298,986
Goodwill	705,174	705,174
	959,188	1,004,160
Investments and other assets:
Investments in unconsolidated companies	7,040	242,382
Deferred income taxes	—	60,821
Other assets	64,454	64,340
	71,494	367,543
	$1,515,108	$1,836,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$16,749
Accounts payable	32,821	36,822
Accrued pension liabilities	8,647	8,647
Accrued compensation	22,417	25,577
Income taxes payable	5,034	7,930
Unearned revenue	64,667	64,728
Accrued interest	14,695	8,602
Other accrued liabilities	21,010	20,994
	169,291	190,049
Non-current liabilities:
Long-term debt	780,706	829,415
Deferred income taxes	92,904	—
Pension and postretirement obligations	594,015	604,165
Financing obligations	92,034	51,616
Other long-term obligations	44,814	47,596
	1,604,473	1,532,792
Commitments and contingencies

Stockholders’ equity (deficit):
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,252,718 in 2017 and 5,132,417 in 2016)	53	51
Class B (authorized 60,000,000 shares, issued 2,443,191 in 2017 and 2016)	24	24
Additional paid-in-capital	2,214,885	2,213,098
Accumulated deficit	(2,031,236)	(1,637,739)
Treasury stock at cost, 46,774 shares in 2017 and 34 shares in 2016	(463)	(6)
Accumulated other comprehensive loss	(441,919)	(461,515)
	(258,656)	113,913
	$1,515,108	$1,836,754

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Nine Months Ended
	September 24,	September 25,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393,497)	$(37,279)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	59,016	69,551
Gains on disposal of property and equipment (excluding other asset write-downs)	(10,269)	(684)
Retirement benefit expense	9,983	11,082
Stock-based compensation expense	1,786	2,105
Deferred income taxes	153,725	—
Equity (income) loss in unconsolidated companies	696	(10,637)
Impairments related to equity investments	171,013	892
(Gain) loss on extinguishment of debt, net	2,700	(1,535)
Other asset write-downs	10,672	330
Other	(4,823)	(4,723)
Changes in certain assets and liabilities:
Trade receivables	24,409	41,459
Inventories	2,526	2,185
Other assets	(662)	2,671
Accounts payable	(4,001)	(9,050)
Accrued compensation	(3,160)	(2,658)
Income taxes	(2,304)	(25,728)
Accrued interest	6,093	7,311
Other liabilities	(5,464)	15,961
Net cash provided by operating activities	18,439	61,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,378)	(10,541)
Proceeds from sale of property, plant and equipment and other	22,656	3,067
Distributions from equity investments	7,318	—
Contributions to equity investments	(2,698)	(2,917)
Proceeds from sale of equity investments and other-net	66,652	—
Net cash provided by (used in) investing activities	86,550	(10,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes	(70,615)	(28,804)
Proceeds from sale-leaseback financial obligations	43,971	—
Purchase of treasury shares	(457)	(8,075)
Other	861	(136)
Net cash used in financing activities	(26,240)	(37,015)
Increase in cash and cash equivalents	78,749	13,847
Cash and cash equivalents at beginning of period	5,291	9,332
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,040	$23,179

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

The McClatchy Company (the “Company,” “we,” “us” or “our”) is a news and information publisher of well-respected publications such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the (Fort Worth) Star-Telegram. Each of our publications also has online platforms serving their communities. We operate 30 media companies in 14 states, providing each of these communities with high-quality news and advertising services in a wide array of digital and print formats. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the NYSE American under the symbol MNI.

On July 31, 2017, we closed a transaction to sell a majority of our interest in CareerBuilder LLC (“CareerBuilder”), which changed our ownership interest in CareerBuilder from 15.0% to approximately 3.5%. See Note 3 for more information.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements related to the early retrospective adoption of Accounting Standards Update (“ASU”) No. 2017-07 relating to the classification of net periodic pension expense, as described below. In accordance with the early adoption of ASU No. 2017-07 for the quarter and nine months ended September 25, 2016, we reclassified net periodic pension and postretirement costs of $3.7 million and $11.1 million, respectively, from the compensation line item in operating expenses to the retirement benefit expense line item in non-operating (expense) income on the condensed consolidated statements of operations, which is described further in Note 5. There were no other changes to the prior periods’ condensed consolidated financial statements, except those described in Note 5.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of September 24, 2017, and December 25, 2016, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value. At September 24, 2017 and December 25, 2016, the estimated fair value of long-term debt, including the current portion of long-term debt, was $769.6 million and $844.0 million, respectively. At September 24, 2017, and December 25, 2016, the carrying value of our long-term debt, including the current portion of long-term debt, if any, was $780.7 million and $846.2 million, respectively.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets that may be measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include our expected cash flows and the discount rates that we estimate market participants would seek for bearing the risk associated with such assets. We incurred impairment charges during the quarter and nine months ended September 24, 2017, on our newspaper masthead intangible assets (see below in Note 1)  and equity method investments (see Note 3), respectively.

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) and net realizable value. During the nine months ended September 24, 2017, we recorded a $2.0 million write‑down of non-newsprint inventory, which is reflected in the other asset write-downs line on our condensed consolidated statement of operations.

Property, Plant and Equipment

During the quarter and nine months ended September 25, 2016, we incurred $0.3 million and $6.9 million, respectively, in accelerated depreciation related to production equipment no longer needed as a result of either outsourcing our printing process at a few of our media companies or replacing an old printing press at one of our media companies. No similar transactions were recorded during the quarter and nine months ended September 24, 2017.

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(in thousands)	2017	2016	2017	2016
Depreciation expense	$7,496	$8,561	$22,748	$33,559

Assets Held for Sale

During the nine months ended September 24, 2017, we began to actively market for sale the land and buildings at four of our media companies. No impairment charges were incurred during the nine months ended September 24, 2017, as a result of classifying these assets into assets held for sale.

Intangible Assets and Goodwill

We test for impairment of goodwill annually, at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate, hypothetical transaction structures, and for the market based approach, private and public market trading multiples for newspaper assets. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. We had no impairment of goodwill during the quarter and nine months ended September 24, 2017 or September 25, 2016.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach that utilizes the discounted cash flow model discussed above, to determine the fair value of each newspaper masthead. We performed an interim testing of impairment of intangible newspaper mastheads as of September 24, 2017, due to the continuing challenging business conditions and the resulting weakness in our stock price as of the end of our third quarter of 2017. Individual newspaper mastheads were estimated using the present value of expected future cash flows, using estimates, judgments and assumptions discussed above that we believe were appropriate in the circumstances. As a result, we recorded an intangible newspaper masthead impairment charge of $8.7 million in the quarter and nine months ended September 24, 2017, which is recorded in other asset write-downs on our condensed consolidated statements of operations. We had no impairment of newspaper mastheads during the quarter and nine months ended September 25, 2016.

Long‑lived assets such as intangible assets (primarily advertiser and subscriber lists) are amortized and tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during the quarter and nine months ended September 24, 2017, and September 25, 2016.

Financial Obligations

Financial obligations consists of contributions of real properties to the Pension Plan in 2016 and 2011 (see Note 5), and real property previously owned by The Sacramento Bee that was sold and leased back during the third quarter of 2017.

The long-term balance of financial obligations at September 24, 2017, and December 25, 2016, was $92.0 million and $51.6 million, respectively.

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

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 25, 2016	$(450,506)	$(11,009)	$(461,515)
Other comprehensive income (loss) before reclassifications	—	6,743	6,743
Amounts reclassified from AOCL	12,853	—	12,853
Other comprehensive income	12,853	6,743	19,596
Balance at September 24, 2017	$(437,653)	$(4,266)	$(441,919)

	Amount Reclassified from AOCL
	Quarters Ended		Nine Months Ended
(in thousands)	September 24,	September 25,	September 24,	September 25,	Affected Line in the Condensed
AOCL Component	2017	2016	2017	2016	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$7,712	$3,838	$12,853	$11,511	Retirement benefit expense
	—	(1,535)	—	(4,604)	Benefit for income taxes (1)
	$7,712	$2,303	$12,853	$6,907	Net of tax

_____________________

(1) There is no income tax benefit associated with the quarter or nine months ended September 24, 2017, due to the recognition of a deferred income tax valuation allowance that eliminated all current period benefits.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The timing of recording or releasing a valuation allowance requires significant judgment. A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires us to consider all positive and negative evidence and to make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The assessment takes into account expectations of future taxable income or loss, available tax planning strategies and the reversal of temporary differences. The development of these expectations involves the use of estimates such as operating profitability. The weight given to the evidence is commensurate with the extent to which it can be objectively verified.

We performed our assessment of the deferred tax assets during the third quarter of 2017, weighing the positive and negative evidence as outlined in ASC 740-10, Income Taxes. As we have incurred three years of cumulative pre-tax losses, such objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. Accordingly, we recorded a valuation allowance charge of $245.4 million in the quarter and nine months ended September 24, 2017, which is recorded in income tax (benefit) expense on our condensed consolidated statements of operations. This amount represents a $155.0 million valuation allowance against a majority of our deferred tax assets, as well as $90.4 million that represents the current year cumulative impact of establishing the valuation allowance in the nine month period ended September 24, 2017. As such, the tax benefit related to the current quarter losses is not recognized due to the recording of the valuation allowance, resulting in our effective tax rate for the third quarter of 2017 not being comparable to the effective tax rate for the same period in 2016.

We will continue to maintain a valuation allowance against our deferred tax assets until we believe it is more-likely-than-not that these assets will be realized in the future. If sufficient positive evidence, such as three-year cumulative pre-tax income, arises in the future that provides an indication that all of or a portion of the deferred tax assets meet the more-likely-than-not standard, the valuation allowance may be reversed, in whole or in part, in the period that such determination is made.

Current generally accepted accounting principles prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns. We recognize accrued interest related to unrecognized tax benefits in interest expense. Accrued penalties are recognized as a component of income tax expense.

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

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(shares in thousands)	2017	2016	2017	2016
Anti-dilutive common stock equivalents	336	305	385	284

Cash Flow Information

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Nine Months Ended
	September 24,	September 25,
(in thousands)	2017	2016
Interest paid (net of amount capitalized)	$45,889	$47,349
Income taxes paid (net of refunds)	9,988	762

Other non-cash investing and financing activities related to pension plan transactions:
Increase of financing obligation for contribution of real property to pension plan	—	47,130
Reduction of pension obligation for contribution of real property to pension plan	—	(47,130)
Reduction of financing obligation due to sale of real properties by pension plan	—	(25,060)
Reduction of PP&E due to sale of real properties by pension plan	—	(26,171)

Other non-cash financing activities relate to the contribution of real property to the Pension Plan. See Note 5 for further discussion.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 simplified the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and options that existed for “market value” were eliminated. The ASU defined net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” Effective December 26, 2016, we adopted this standard and applied it prospectively. We did not have a material impact to our primary categories of inventory such as newsprint for our operations or to our condensed consolidated statement of operations from the adoption of this standard.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 required that an employer report the service cost component in the same line items or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined in the standard, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. It was effective for us in fiscal year 2018 with early adoption permitted. The amendments in this ASU are required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Effective as of the beginning of fiscal year 2017, we early adopted this standard using the practical expedient. For the quarter and nine months ended September 25, 2016, we reclassified net periodic pension and postretirement costs of $3.7 million and $11.1 million, respectively, from the compensation line item within operating expenses to the retirement benefit expense line item in non-operating (expense) income in the condensed consolidated statement of operations to conform to the current year presentation. There were no other changes to the condensed consolidated financial statements, except those described in Note 5.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In 2016 and 2017, the FASB issued additional updates: ASU No. 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05. These updates provide further guidance and clarification on specific items within the previously issued update. ASU 2014-09, as well as the additional FASB updates noted above, is effective for us for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. We do not plan to early adopt this guidance. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented ("full retrospective"), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application ("modified retrospective"). We are planning to adopt the standard using the modified retrospective method. We have developed a multi-phase plan to assess the impact of the adoption on our condensed consolidated financial statements. The plan evaluates new disclosure requirements, and identifies and implements appropriate changes to our business processes, systems and controls under the new standard. We are still in the process of finalizing the impact this standard will have on our controls, processes and financial results, but we do not believe this standard will significantly impact revenue recognition associated with our primary advertising, audience and other revenue categories. We plan to conclude on the financial statement impact, as well as our  process and control assessments in the fourth quarter of 2017.

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

2.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 25,	Impairment	Acquisition	Amortization	September 24,
(in thousands)	2016	Charges	Adjustments	Expense	2017
Intangible assets subject to amortization	$839,273	$—	$11	$—	$839,284
Accumulated amortization	(711,723)	—	—	(36,268)	(747,991)
	127,550	—	11	(36,268)	91,293
Mastheads	171,436	(8,715)	—	—	162,721
Goodwill	705,174	—	—	—	705,174
Total	$1,004,160	$(8,715)	$11	$(36,268)	$959,188

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(in thousands)	2017	2016	2017	2016
Amortization expense	$12,092	$11,998	$36,268	$35,992

The estimated amortization expense for the remainder of fiscal year 2017 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2017 (Remainder)	$13,022
2018	47,660
2019	24,154
2020	803
2021	680
2022	655

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

The carrying value of investments in unconsolidated companies consisted of the following:

(in thousands)	% Ownership	September 24,	December 25,
Company	Interest	2017	2016
CareerBuilder, LLC	3.5	$3,579	$236,936
Other	Various	3,461	5,446
		$7,040	$242,382

CareerBuilder, LLC

On June 19, 2017, we announced that along with the current ownership group of CareerBuilder, we entered into an agreement to sell a majority of the collective ownership interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Management Group along with the Ontario Teachers' Pension Plan Board. The transaction closed on July 31, 2017. We received $73.9 million from the closing of the transaction, consisting of approximately $7.3 million in normal distributions and $66.6 million of gross proceeds.

As a result of the closing of the transaction, our new ownership interest in CareerBuilder was reduced to approximately 3.5% from 15.0%. As a result, we recorded $168.6 million in pre-tax impairment charges on our equity investment in CareerBuilder during the nine months ended September 24, 2017.

Other

During the quarter and nine months ended September 24, 2017, excluding the CareerBuilder impairments noted above, we wrote-down $1.9 million and $2.4 million, respectively, of certain other unconsolidated investments. During the nine months ended September 25, 2016, wrote off $0.9 million when we sold all of the assets in HomeFinder, LLC in February 2016.

4.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	September 24,	September 24,	December 25,
(in thousands)	2017	2017	2016
Notes:
9.00% senior secured notes due in 2022	$439,730	$433,569	$483,492
5.750% notes due in 2017	—	—	16,749
7.150% debentures due in 2027	89,188	85,156	84,862
6.875% debentures due in 2029	276,230	261,981	261,061
Long-term debt	$805,148	$780,706	$846,164
Less current portion	—	—	16,749
Total long-term debt, net of current	$805,148	$780,706	$829,415

Our outstanding notes are stated net of unamortized debt issuance costs, and unamortized discounts, if applicable, totaling $24.4 million and $27.5 million as of September 24, 2017, and December 25, 2016, respectively.

Debt Maturities, Repurchases and Gain on Extinguishment of Debt

During the quarter and nine months ended September 24, 2017, (i) we retired $16.9 million of the 5.75% Notes due September 1, 2017 ("5.75% Notes") that matured on September 1, 2017; (ii) we repurchased a total $35.0 million and $50.0 million, respectively, of our 9.00% Senior Secured Notes due in 2022 ("9.00% Notes") through privately negotiated transactions; and (iii) we redeemed $1.7 million of the 9.00% Notes from the offer to purchase that we announced on August 1, 2017, in connection with the sale of our majority of interest in CareerBuilder as required under the indenture for the 9.00% Notes.  The notes that matured and the notes that were redeemed as a result of our offer to purchase, were transacted at the principal amount plus accrued and unpaid interest. The 9.00% Notes that we repurchased through privately negotiated transactions were repurchased at a premium and we wrote off the associated debt issuance costs. As a result of these transactions, we recorded a loss on the extinguishment of debt of $1.8 million and $2.7 million during the quarter and nine months ended September 24, 2017, respectively.

During the nine months ended September 25, 2016, we repurchased $30.8 million of the 5.75% Notes and 9.00%  Notes through a privately negotiated transaction. We repurchased these notes at a discount and wrote off the associated discounts and debt issuance costs resulting in us recording a net gain on the extinguishment of debt of $1.5 million during the nine months ended September 25, 2016. There were no debt repurchases during the quarter ended September 25, 2016.

Credit Agreement

Our Third Amended and Restated Credit Agreement, as amended (“Credit Agreement”), is secured by a first-priority security interest in certain of our assets as described below. The Credit Agreement, among other things, provides for commitments of $65.0 million and has a maturity date of December 18, 2019. In 2014, we entered into a Collateralized Issuance and Reimbursement Agreement (“LC Agreement”). Pursuant to the terms of LC Agreement, we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit.

The Credit Agreement was further amended in January 2017 to allow for flexibility in the use of proceeds of certain real estate transactions.

As of September 24, 2017, there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $31.7 million. There were no borrowings outstanding under the Credit Agreement as of September 24, 2017.

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

Covenants under the Senior Debt Agreements

Under the Credit Agreement, we are required to comply with a maximum consolidated total leverage ratio measured on a quarterly basis. As of September 24, 2017, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00. For purposes of the consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20.0 million. As of September 24, 2017, we were in compliance with our financial covenants.

The Credit Agreement also prohibits the payment of a dividend if a payment would not be permitted under the indenture for the 9.00% Notes (discussed below). Dividends under the indenture for the 9.00% Notes are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as determined pursuant to the indenture), or if we use other available exceptions provided for under the indenture.

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

The elements of retirement expense are as follows:

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(in thousands)	2017	2016	2017	2016
Pension plans:
Service Cost	$—	$—	$—	$—
Interest Cost	21,367	22,167	64,101	66,501
Expected return on plan assets	(22,392)	(22,407)	(67,177)	(67,222)
Actuarial loss	5,084	4,596	15,252	13,787
Net pension expense	4,059	4,356	12,176	13,066
Net post-retirement benefit credit	(731)	(662)	(2,193)	(1,984)
Net retirement benefit expenses	$3,328	$3,694	$9,983	$11,082

Changes In Presentation

As discussed more fully in Note 1, we recently adopted ASU No. 2017-07, which provides guidance on presentation of service costs and the other components of net retirement expenses.

Service costs represent the annual growth in benefits earned by participants over the 12 months of the fiscal year. Since our Pension Plan is frozen and no benefits continue to accrue for our participants, we have determined in connection with the adoption of ASU 2017-07 that service costs are zero for all periods presented. Historically, we have included expenses paid from the Pension Plan trust, including Public Benefit Guaranty Corporation (PBGC), audit, actuarial, legal and administrative fees as service costs in our footnote presentation of the components of net periodic pension cost. We have determined that the vast majority of these types of expenses reflect a reduction to the expected return on plan assets because they reduce the expected growth of the trust assets. As such, we have elected to reclassify the trust-paid expenses related to our Pension Plan as a reduction to expected return on plan assets for all periods presented. For the quarter and nine months ended September 25, 2016, we have reclassified expenses of $4.7 million and $14.1 million, respectively, from service costs to expected return on plan assets in the table above. This change in presentation had no impact on net retirement expenses.

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

The court in the Sacramento case trifurcated the trial into three separate phases, independent contractor status, liability and restitution. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors. We objected to the tentative decision but the court ultimately adopted it as final. In June 2016, The McClatchy Company was dismissed from the lawsuit, leaving The Sacramento Bee as the sole defendant. On August 30, 2017, the court issued a statement of decision ruling that the court would not hold a phase two trial but would, instead, assume liability from the evidence previously submitted and from the independent contractor agreements. We objected to this decision but the court adopted it as final. There have been no additional decisions issued by the court as to the third phase.

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

As of September 24, 2017, we had $31.7 million of standby letters of credit secured under the LC Agreement.

7.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the nine months ended September 24, 2017:

		Weighted
		Average Grant
		Date Fair
		Value
Nonvested — December 25, 2016	204,145	$18.17
Granted	196,905	$10.74
Vested	(134,286)	$19.84
Forfeited	(880)	$15.89
Nonvested — September 24, 2017	265,884	$11.83

The total fair value of the RSUs that vested during the nine months ended September 24, 2017, was $1.5 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the nine months ended September 24, 2017:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 25, 2016	292,750	$50.29	$—
Expired	(74,175)	$42.02
Outstanding September 24, 2017	218,575	$53.09	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of September 24, 2017, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(in thousands)	2017	2016	2017	2016
Stock-based compensation expense	$325	$348	$1,786	$2,105

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The McClatchy Company and its consolidated subsidiaries (together, the “Company,” “we,” “us” or “our”). This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 24, 2017, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2016 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 6, 2017. All period references are to our fiscal periods unless otherwise indicated.

Overview

We are a news and information publisher of well-respected publications such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the (Fort Worth) Star-Telegram. We operate 30 media companies in 14 states, providing each of these communities with high-quality news and advertising services in a wide array of digital and print formats. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the NYSE American under the symbol MNI.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016
Revenues:
Advertising	54.2%	56.7%	54.7%	57.4%
Audience	41.0%	38.8%	40.7%	38.1%
Other	4.8%	4.5%	4.6%	4.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

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

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the quarter and nine months ended September 24, 2017, and September 25, 2016.

Recent Developments

Deferred Tax Valuation Allowance

As discussed further in Note 1,  as a result of our deferred tax asset valuation assessment, we recorded a valuation allowance charge of $245.4 million in the quarter and nine months ended September 24, 2017, primarily on the basis that we have incurred three years of cumulative pre-tax losses.  This amount represents a $155.0 million valuation allowance against a majority of our deferred tax assets, as well as $90.4 million that represents the current year cumulative impact of establishing the valuation allowance  in the nine month period ended September 24, 2017. The amount of the valuation allowance that we have recorded represents a portion of deferred taxes for which we determined it is more-likely-than-not that we will not realize the benefits in future periods. We will continue to evaluate the valuation allowance and if actual outcomes differ from our current expectations, we may record additional valuation allowances or reverse the allowance in whole or in part, through income tax expense in the period such determination is made.

CareerBuilder Transaction and Non-Cash Impairment Charge

As discussed further in Note 3, in June 2017, we announced - that along with the current ownership group of CareerBuilder -  we entered into an agreement to sell a majority of the collective ownership interest in CareerBuilder. The transaction closed on July 31, 2017. We received $73.9 million from the closing of the transaction, consisting of approximately $7.3 million in normal distributions and $66.6 million of gross proceeds. As a result of the closing of the transaction, our new ownership interest in CareerBuilder was reduced to approximately 3.5% from 15.0%. As a result, we recorded non-cash impairment charges of $168.6 million on our equity investment in CareerBuilder during the nine months ended September 24, 2017.

Under the terms of the indenture for our 9.00% Notes, we were required to use the after-tax proceeds from the sale of our interest in CareerBuilder to reinvest in the company within 365 days from the date of the sale or to make an offer to the holders of the 9.00% Notes to purchase their notes at 100% of the principal amount plus accrued and unpaid interest. On August 1, 2017, we announced an offer to purchase up to $65.0 million of the 9.00% Notes using the net cash proceeds from the sale of our interests in CareerBuilder at par plus accrued and unpaid interest. As a result of this offer to purchase the 9.00% notes, $1.7 million of notes tendered in the offer and were redeemed by us at par in September 2017.

Asset sales and leasebacks

In January 2017, we announced that we had entered into an agreement to sell and lease back real property owned by The Sacramento Bee in Sacramento, California.

In the third quarter of 2017, we sold a Kansas City office building and land, and we closed on the Sacramento real property sale and leaseback transaction  (collectively, "Property Sales"). The Property Sales resulted in gross proceeds of $56.7 million. We recorded a $5.6 million gain on the sale of the Kansas City property during the quarter and nine months ended September 24, 2017. We are leasing back the Sacramento property under 15-year lease with initial annual payments totaling approximately $4.4 million. The lease includes a repurchase clause allowing us to repurchase the property after the 15-year lease term. Accordingly, the lease will be treated as financing lease, and we will continue to depreciate the carrying value of the property in our financial statements. No gain or loss will be recognized on the sale and leaseback of the property until we no longer have a continuing involvement in the property.

We also have various sales agreements or letters of intent to sell other properties that are expected to close during 2017 or in early 2018, including the building and land for properties in Raleigh, NC and in Columbia, South Carolina. The Columbia, South Carolina transaction will be structured similar to the Sacramento sale and leaseback transaction.

Under the terms of the indenture for our 7.150% notes due in 2027 ("7.150% Notes") and 6.875% notes due in 2029 ("6.875% Notes"),  were required to repurchase approximately $32.0 million in publicly traded notes within 90 days following the execution of lease on the Sacramento property. As discussed below, we repurchased $35.0 million of our 9.00% Notes during September 2017, which satisfied our obligation under the indenture for the 7.150% Notes and the 6.875% Notes to repurchase publicly traded notes.

We are also required under the indenture for the 9.00% Notes to use the net after tax proceeds of $44.8 million from the Property Sales to reinvest in the company within 365 days from the date of the sale or to make an offer to the holders of the 9.00% Notes to purchase their notes at 100% of the principal amount plus accrued and unpaid interest. On September 20, 2017, we announced an offer to purchase up to $40.0 million of the 9.00% Notes using the net after tax proceeds from the Property Sales at par plus accrued and unpaid interest. The offer expired on October 19, 2017, and $0.1 million principal amount of the 9.00% Notes were tendered in the offer and redeemed by us at par in October 2017.

Debt Repurchase and Extinguishment of Debt

During the quarter and nine months ended September 24, 2017, (i) we retired $16.9 million of the 5.75% Notes due September 1, 2017 ("5.75% Notes") that matured on September 1, 2017; (ii) we repurchased a total $35.0 million and $50.0 million, respectively, of our 9.00% Senior Secured Notes due in 2022 ("9.00% Notes") through privately negotiated transactions; and (iii) we redeemed $1.7 million of the 9.00% Notes from the offer to purchase that we announced on August 1, 2017.  As a result of these transactions, we recorded a loss on the extinguishment of debt of $1.8 million and $2.7 million during the quarter and nine months ended September 24, 2017, respectively.

Listing on NYSE American

Effective September 12, 2017, we voluntarily transferred our Class A Common Stock listing from the NYSE to the NYSE American, which is an enhanced market for small to –mid-cap companies, that more closely reflects our current size and capital structure. We continue to trade under the symbol “MNI.”

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarter and nine months ended September 24, 2017, and September 25, 2016:

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net loss	$(260,476)	$(9,804)	$(393,497)	$(37,279)

Net loss per diluted common share	$(34.11)	$(1.30)	$(51.67)	$(4.77)

The increase in the net loss in the quarter and nine months ended September 24, 2017, compared to the same periods in 2016, was primarily due to a pre-tax impairment charges of $171.0 million (see Recent Developments above) and a non-cash deferred tax valuation allowance impairment charge of $245.4 million (see Recent Developments above). In addition, advertising revenues were lower, but were partially offset by a decrease in expenses, as described more fully below.

Revenues

The following table summarizes our revenues by category:

	Quarters Ended				Nine Months Ended
	September 24,	September 25,	$	%	September 24,	September 25,	$	%
(in thousands)	2017	2016	Change	Change	2017	2016	Change	Change
Advertising:
Retail	$53,367	$64,613	$(11,246)	(17.4)	$168,295	$199,911	$(31,616)	(15.8)
National	9,967	10,277	(310)	(3.0)	28,693	30,659	(1,966)	(6.4)
Classified:
Automotive	6,684	7,955	(1,271)	(16.0)	20,488	24,581	(4,093)	(16.7)
Real estate	5,409	5,815	(406)	(7.0)	16,601	18,559	(1,958)	(10.6)
Employment	4,068	5,694	(1,626)	(28.6)	13,776	18,383	(4,607)	(25.1)
Other	12,976	14,380	(1,404)	(9.8)	40,904	43,884	(2,980)	(6.8)
Total classified	29,137	33,844	(4,707)	(13.9)	91,769	105,407	(13,638)	(12.9)
Direct marketing and other	22,860	24,478	(1,618)	(6.6)	71,702	74,391	(2,689)	(3.6)
Total advertising	115,331	133,212	(17,881)	(13.4)	360,459	410,368	(49,909)	(12.2)
Audience	87,142	91,022	(3,880)	(4.3)	268,473	272,163	(3,690)	(1.4)
Other	10,131	10,467	(336)	(3.2)	30,004	32,383	(2,379)	(7.3)
Total revenues	$212,604	$234,701	$(22,097)	(9.4)	$658,936	$714,914	$(55,978)	(7.8)

During the quarter and nine months ended September 24, 2017, total revenues decreased 9.4% and 7.8%, respectively, compared to the same periods in 2016 primarily due to the continued decline in demand for print advertising. Consistent with the end of 2016,  the decline in print advertising was primarily a result of large retail advertisers continuing to reduce preprinted insert advertising and in-newspaper ROP.  The decline in print advertising revenues is the result of the desire of advertisers to reach online customers directly, and the secular shift in advertising demand from print to digital products. We expect these trends to continue for the forseeable future.

Advertising Revenues

Total advertising revenues decreased 13.4% and 12.2% during the quarter and nine months ended September 24, 2017,  respectively, compared to the same periods in 2016. While we experienced declines in all of our advertising revenue categories, the decrease in total advertising revenues was primarily related to declines in print retail and print and digital classified advertising revenues. These decreases in advertising revenues were partially offset by increases in several digital revenue categories, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(in thousands)	2017	2016	2017	2016
Advertising:
Retail	46.3%	48.5%	46.7%	48.7%
National	8.6%	7.7%	8.0%	7.5%
Classified	25.3%	25.4%	25.4%	25.7%
Direct marketing and other	19.8%	18.4%	19.9%	18.1%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and nine months ended September 24, 2017, retail advertising revenues decreased 17.4% and 15.8%, respectively, compared to the same periods in 2016.  In the third quarter, the decrease in retail advertising revenues was primarily due to decreases of 22.4% in print ROP advertising revenues, 28.9% in preprint advertising revenues, and 0.7% in digital retail advertising compared to the same period in 2016. In the first nine months of 2017, the decrease in retail advertising revenues was primarily due to decreases of 23.0% in print ROP advertising revenues and 24.5% in preprint advertising revenues, compared to the same period in 2016. These decreases were partially offset by an increase in digital retail advertising of 1.2% in the first nine months of 2017 compared to the same period in 2016. The overall decreases in retail advertising revenues for the quarter and nine months ended September 24,  2017, were spread among all of the ROP and preprint categories.

National:

National advertising revenues decreased 3.0% and 6.4% during the quarter and nine months ended September 24, 2017,  respectively, compared to the same periods in 2016.  While we experienced a 36.0% and 34.3% decrease in print national advertising during the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, we had an increase of 20.4% and 16.8%, respectively, in digital national advertising during the same periods. Overall, the increase in digital national advertising revenues during the third quarter and first nine months of 2017 was largely led by programmatic digital advertising, including mobile and video revenues.

Classified:

During the quarter and nine months ended September 24, 2017, classified advertising revenues decreased 13.9% and 12.9%, respectively, compared to the same periods in 2016. Automotive, employment and real estate categories combined for 55.5% and 55.4% of our classified advertising revenues during the quarter and nine months ended September 24, 2017.  During the third quarter of 2017 compared to the same period in 2016, we experienced 13.9% decreases in both print classified advertising and digital classified advertising led by automotive and employment advertising. Our decrease in print classified advertising revenues resulted from the continued shift of print advertising to digital platforms, while the decrease in digital classified advertising was primarily due to the large number of competitors in digital environment. The real estate category had similar results, although to a lesser extent due to similar trends. Other classified advertising revenues, which is our largest classified category and includes legal, remembrance and celebration notices and miscellaneous advertising, also experienced decreases in both print and digital in the third quarter and first nine months of 2017 compared to the same periods in 2016. During the first nine months of 2017, compared to the same period in 2016, we experienced decreases in print classified advertising of 14.4% and in digital classified advertising of 11.0% for the same reasons discussed for the third quarter of 2017.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 36.5% and 34.7% of total advertising revenues the quarter and nine months ended September 24, 2017,  respectively, compared to 32.4% and 30.8% for the same periods in 2016, respectively. Total digital advertising includes digital advertising bundled with print and digital-only advertising. Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy with print sold as an “up-sell.” Digital-only advertising revenues increased 8.2% to $33.4 million in the third quarter of 2017 compared to the same period in 2016. In the third quarter of 2017, total digital advertising revenues decreased 2.4% to $42.1 million compared to the same period in 2016 reflecting the negative impact of lower print advertising revenues on bundled sales.  Digital-only advertising revenues increased 9.9% to $96.0 million in the first nine months of 2017 compared to the same period in 2016. In the first nine months of 2017, total digital advertising revenues decreased 1.2% to $125.0 million compared to the same period in 2016 reflecting the negatvie impact of lower print advertising revenues on bundled sales.  Digital advertising revenues bundled with print products declined 29.0% and 25.9% in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016 as a result of fewer print advertising sales. The advertising industry continues to experience a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers and are increasingly focused on online customers. While our product offerings and collaboration efforts in digital advertising have grown, we expect to continue to face intense competition in the digital advertising space.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 6.6% and 3.6% during the quarter and nine months ended September 24, 2017, compared to the same periods in 2016.  This represents a lower rate of decrease from trends in these same periods in 2016 when these revenues decreased by 14.4% and 12.2%, during the quarter and nine months ended September 25, 2016, respectively, compared to the same periods in 2015. The lower rate of decrease in 2017 versus in 2016 was partially due to the addition of new customers in certain markets, which was largely offset by the declines in preprint retail advertising by large retail customers as described above.

Audience Revenues

Audience revenues decreased 4.3% and 1.4% during the quarter and nine months ended September 24, 2017,  respectively, compared to the same periods in 2016.  Overall, digital audience revenues decreased 2.3% and 1.6% during the third quarter and first nine months of 2017. Digital-only audience revenues decreased 0.9% and increased 5.6% in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  During the third quarter of 2017, we made a public service decision to loosen pay walls during Hurricanes Irma and Nate to make news and information widely accessible to non-subscribers, which impacted the third quarter digital-only audience revenues. The increase in digital-only audience revenues during the first nine months of 2017 was a result of a 15.6% increase in our digital-only subscribers to 92,800 as of the end of the third quarter of 2017 compared to 80,300 as of the end of the third quarter in 2016, and a result of digital rate increases in some markets. Print audience revenues decreased 5.0%  and 1.3% in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, primarily due to pricing adjustments that were implemented and were partially offset by lower print circulation volumes. We have a dynamic pricing model for our traditional subscriptions for which pricing is constantly being adjusted based upon the market’s ability to accept pricing adjustments. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by all media as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we also increased our subscription related marketing and promotion efforts.

Operating Expenses

Total operating expenses decreased 9.4% and 9.0% in the quarter and nine months ended September 24, 2017, compared to the same periods in 2016.  Retirement benefit expenses related to the pension and post-retirement benefits are now recorded as non-operating costs (see Note 1) and therefore excluded from this discussion in all periods presented.  The decreases during the third quarter and first nine months of 2017 were primarily due to decreases in compensation and other operating expenses compared to the same periods in 2016, as discussed below. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies. These decreases in total operating expenses were partially offset by an increase in impairment charges recorded during the third quarter and first nine months of 2017, as discussed below.

The following table summarizes operating expenses:

	Quarters Ended				Nine Months Ended
	September 24,	September 25,	$	%	September 24,	September 25,	$	%
(in thousands)	2017	2016	Change	Change	2017	2016	Change	Change
Compensation expenses	$80,652	$91,351	$(10,699)	(11.7)	$258,883	$284,974	$(26,091)	(9.2)
Newsprint, supplements and printing expenses	15,075	19,320	(4,245)	(22.0)	49,379	57,917	(8,538)	(14.7)
Depreciation and amortization expenses	19,588	20,559	(971)	(4.7)	59,016	69,551	(10,535)	(15.1)
Other operating expenses	83,963	97,912	(13,949)	(14.2)	268,784	298,265	(29,481)	(9.9)
Other asset write-downs	8,715	330	8,385	nm	10,672	330	10,342	nm
	$207,993	$229,472	$(21,479)	(9.4)	$646,734	$711,037	$(64,303)	(9.0)

_____________________

nm – not meaningful

Compensation expenses, which included both payroll and fringe benefit costs, decreased 11.7% and 9.2% in the quarter and nine months ended September 24, 2017,  respectively, compared to the same periods in 2016.  Payroll expenses declined 11.1%  and 7.8%  during the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, reflecting a 14.7% and 12.8% decline, respectively, in average full-time equivalent employees. Fringe benefits costs decreased 15.2% and 16.0% in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. These decreases were primarily due to decreases in health benefit costs and other fringe benefit costs. We also incurred a $2.1 million charge during the first quarter of 2016 when we outsourced the printing production at one of our media companies and exited the multiemployer pension plans that covered the impacted employees that was not repeated in 2017.

Newsprint, supplements and printing expenses decreased 22.0% and 14.7% in the quarter and nine months ended September 24, 2017, compared to the same periods in 2016.  Newsprint expense declined 27.7% and 20.1% during the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The newsprint expense declines reflect newsprint usage decreases of 24.0% and 22.1% during the third quarter and first nine months of 2017, respectively, and a decrease in newsprint prices of 4.0% during the third quarter of 2017, partially offset by an increase in newsprint prices of 3.1% during the first nine months of 2017 compared the same period in 2016. During these same periods,  printing expenses, which are primarily outsourced printing costs, decreased $1.0 million and $1.5 million, respectively.

Depreciation and amortization expenses decreased 4.7% and 15.1% in the quarter and nine months ended September 24, 2017, respectively, compared to the same periods in 2016. Depreciation expense decreased $1.1 million and $10.8 million in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, as a result of assets becoming fully depreciated in previous periods and due to a decrease of $0.3 million and $6.9 million, respectively, in accelerated depreciation. During the third quarter and first nine months of 2017, we incurred no accelerated depreciation. Amortization expense increased $0.1 million and $0.3 million in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016 due to the intangible assets acquired in December 2016 when we purchased The (Durham, NC) Herald-Sun.

Other operating expenses decreased 14.2% and 9.9% in the quarter and nine months ended September 24, 2017, compared to the same periods in 2016.  In the third quarter of 2017, other operating expenses included a $6.6 million gain on the disposal of property and equipment compared to $0.5 in the same period in 2016. In addition, as a result of our efforts to reduce operational costs, we had decreases of $2.8 million in circulation delivery costs, $0.6 million in production costs, and $3.9 million in relocation and other costs, which were partially offset by an increase of $0.8 million in professional fees and $1.8 million in other miscellaneous expenses. In the first nine months of 2017, other operating expenses included a $10.3 million gain on the disposal of property and equipment compared to $0.7 million in the same period in 2016. In addition, as a result of our efforts to reduce operational costs, we had decreases of $8.0 million in circulation delivery costs, $2.4 million in production costs, and $14.3 million in relocation and other costs, which were partially offset by an increase of $4.9 million in professional fees and $0.7 million in other miscellaneous expenses.

Other asset write-downs includes an impairment charge of $8.7 million related to intangible newspaper mastheads during the quarter and nine months ended September 24, 2017, and a write down of $2.0 million of non-newsprint inventory during the nine months ended September 24, 2017. During the quarter and nine months ended September 25, 2016, other asset write-downs includes $0.3 million related to classifying certain assets as assets held for sale

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 5.5% and 3.0% in the quarter and nine months ended September 24, 2017, compared to the same periods in 2016.  Interest expense related to debt balances decreased by $1.2 million and $3.0 million, in the third quarter and first nine months of 2017, respectively, as a result of lower overall debt balances reflecting repurchases of debt made during 2016 and in 2017. In the first nine months of 2017, this was offset by a  $0.8 million increase of non-cash imputed interest related to our financing obligations that increased due to our contribution of real properties to our Pension Plan.

Equity Income (Loss) in Unconsolidated Companies, Net:

During the quarter and nine months ended September 24, 2017, we recorded equity losses in unconsolidated companies of $0.6 million and $0.7 million, respectively. The decreases during the third quarter and first nine months of 2017 compared to the same periods in 2016 are due to lower income from our equity method investments. Following the sale of CareerBuilder in the third quarter of 2017, we expect income from unconsolidated equity investments to continue to decline in future periods.

Impairments Related to  Equity  Investments:

As described more fully in Note 3, during the quarter ended September 24, 2017, we recorded $1.9 million in impairment charges related to certain other unconsolidated equity investments. In the nine months ended September 24, 2017, we recorded $171.0 million in impairment charges primarily related to our equity investment in CareerBuilder. During the nine months ended September 25, 2016, we recorded a $0.9 million write-down related to our equity investment in HomeFinder.

Income Taxes:

In the quarter and nine months ended September 24, 2017, we recorded an income tax expense of $237.8 million and $161.3 million, respectively.  As discussed more fully in Note 1 under Income Taxes, during the quarter and nine months ended September 24, 2017, we recorded a $245.4 million valuation allowance related to our deferred tax assets because we determined that it is a more likely than not that we will not realize such deferred tax assets.  The remaining income tax expense differed from the expected federal tax amounts primarily due to the inclusion of state income taxes, the tax impact of stock compensation and certain permanently non-deductible expenses.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $84.0 million as of September 24, 2017, compared to $23.2 million and $5.3 million as of September 25, 2016, and December 25, 2016, respectively.

We expect that most of our cash and cash equivalents, and our cash generated from operations, for the foreseeable future will be used to repay, restructure or repurchase debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to the Pension Plan, and for other corporate uses as determined by management and our Board of Directors. As of September 24, 2017, we had approximately $805.1 million in total aggregate principal amounts of debt outstanding, consisting of

$439.7 million of our 9.00% Notes due 2022 and $365.4 million of our notes maturing in 2027 and 2029. We expect to continue to opportunistically repurchase or restructure our debt from time to time if market conditions are favorable, whether through privately negotiated repurchases of debt using cash from operations, privately negotiated exchanges of stock or debt for our outstanding debt or other types of tender offeres or exchange offers or other means. We also expect that we will refinance or restructure a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We may also be required to use cash on hand or cash from operations to meet these obligations. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents to fund our operations.

Also see Recent Developments previously, related to our sale of a majority interest in CareerBuilder as well as asset sales and leaseback transactions.

The following table summarizes our cash flows:

	Nine Months Ended
	September 24,	September 25,
(in thousands)	2017	2016
Cash flows provided by (used in)
Operating activities	$18,439	$61,253
Investing activities	86,550	(10,391)
Financing activities	(26,240)	(37,015)
Increase in cash and cash equivalents	$78,749	$13,847

Operating Activities:

We generated $18.4 million of cash from operating activities in the nine months ended September 24, 2017, compared to generating  $61.3 million of cash in the nine months ended September 25, 2016.  The change is partially due to the timing of income tax payments in 2017 compared to income tax refunds in 2016.  In the first nine months of 2017, we had net income tax payments of $10.0 million compared to $0.8 million in the first nine month of 2016. In addition, the change in cash generated from operating activities was due to the timing of collections of accounts receivable, which were lower by $24.4 million. The remaining changes in operating activities related to miscellaneous timing differences in various receipts and payments.

Pension Plan Matters

In February 2016, we contributed certain of our real property appraised at $47.1 million to our Pension Plan. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we were not required to make any further pension contributions under the Employee Retirement Income Security Act in fiscal year 2016. The contribution of real property in 2016 that exceeded our required pension contribution for 2016 reduced our future pension contributions and expense in fiscal years 2017 and 2018. We made no cash contributions to the Pension Plan during the first nine months of 2017. After applying credits, we also do not expect to have a required pension contribution under the Employee Retirement Income Security Act in fiscal years 2017 or 2018.

Investing Activities:

We generated  $86.6 million of cash from investing activities in the nine months ended September 24, 2017. We received proceeds from the sale of property, plant and equipment ("PP&E") for $22.7 million, proceeds from the sale of our equity interest in equity investments for $66.7 million, and $7.3 million in distributions from our equity investments that exceeded the cumulative earnings from the investee and was considered a return of investment. These amounts were partially offset by the purchase of PP&E for $7.4 million and contributions to equity investments of  $2.7 million. We expect total capital expenditures for the full year of 2017 to be approximately $12.0 million. We used $10.4 million of cash from investing activities in the nine months ended September 25, 2016, which was primarily due to the purchase of PP&E for $10.5 million.

Financing Activities:

We used  $26.2 million of cash for financing activities in the nine months ended September 24, 2017, compared to using $37.0 million in the nine months ended September 25, 2016. During the nine months ended September 24, 2017, we retired $16.9 million principal amount of the 5.75% Notes that matured on September 1, 2017, and we repurchased or redeemed  $51.7 million principal amount of our 9.00% Notes in privately negotiated transactions, for $70.6 million in cash. See Note 4 for further discussion. These repurchases were partially offset by the $44.0 million increase in our financial obligations as a result of the sale and leaseback of one of our real properties, as described in Recent Developments previously. The use of cash in the first nine months of 2016 was primarily related to the repurchase of debt and treasury shares.

Contractual Obligations:

As of September 24, 2017, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of September 24, 2017, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 24, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The McClatchy Company
(Registrant)

November 2, 2017	/s/Craig I. Forman
Date	Craig I. Forman Chief Executive Officer

November 2, 2017	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer

INDEX OF EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

** Furnished, not filed