Form 10-Q
period 2018-04-01
MCCLATCHY CO
filed 2018-05-10
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 1, 2018

or

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

Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ◻  No ☒

As of May 4, 2018, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,328,547
Class B Common Stock	2,428,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Three Months Ended
	April 1,	March 26,
	2018	2017
REVENUES — NET:
Advertising	$99,887	$119,889
Audience	86,278	91,416
Other	12,693	9,907
	198,858	221,212
OPERATING EXPENSES:
Compensation	79,212	91,408
Newsprint, supplements and printing expenses	13,659	17,845
Depreciation and amortization	19,233	19,804
Other operating expenses	89,649	94,717
Other asset write-downs	59	1,957
	201,812	225,731

OPERATING LOSS	(2,954)	(4,519)

NON-OPERATING INCOME (EXPENSE):
Interest expense	(18,896)	(20,454)
Interest income	137	153
Equity income (loss) in unconsolidated companies, net	(1,268)	63
Impairments related to equity investments, net	—	(123,000)
Loss on extinguishment of debt, net	(5,349)	—
Retirement benefit expense	(2,778)	(3,327)
Other — net	39	60
	(28,115)	(146,505)

Loss before income taxes	(31,069)	(151,024)
Income tax (benefit) expense	7,872	(55,449)
NET LOSS	$(38,941)	$(95,575)

Net loss per common share:
Basic	$(5.04)	$(12.60)
Diluted	$(5.04)	$(12.60)

Weighted average number of common shares:
Basic	7,721	7,588
Diluted	7,721	7,588

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited; amounts in thousands)

	Three Months Ended
	April 1,	March 26,
	2018	2017
NET LOSS	$(38,941)	$(95,575)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans: (1)
Change in pension and post-retirement benefit plans, net of taxes of $0 and $(1,714)	5,550	2,571
Investment in unconsolidated companies:
Other comprehensive income, net of taxes of $0 and $(48)	—	72
Other comprehensive income	5,550	2,643
Comprehensive loss	$(33,391)	$(92,932)

_____________________

(1) There is no income tax benefit associated with three months ended April 1, 2018, due to the recognition of a valuation allowance.

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	April 1,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$19,976	$99,387
Trade receivables (net of allowances of $3,804 and $3,225)	74,955	101,081
Other receivables	10,936	11,556
Newsprint, ink and other inventories	8,995	7,918
Assets held for sale	6,068	6,332
Other current assets	22,054	19,000
	142,984	245,274

Property, plant and equipment, net	252,780	257,639
Intangible assets:
Identifiable intangibles — net	216,186	228,222
Goodwill	705,174	705,174
	921,360	933,396
Investments and other assets:
Investments in unconsolidated companies	6,453	7,172
Other assets	61,684	62,437
	68,137	69,609
	$1,385,261	$1,505,918
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$74,140
Accounts payable	30,371	31,856
Accrued pension liabilities	8,941	8,941
Accrued compensation	25,044	24,050
Income taxes payable	17,741	10,133
Unearned revenue	62,513	60,436
Accrued interest	12,226	7,954
Other accrued liabilities	18,459	18,832
	175,295	236,342
Non-current liabilities:
Long-term debt	688,182	707,252
Deferred income taxes	28,206	28,062
Pension and postretirement obligations	594,500	599,763
Financing obligations	92,677	91,905
Other long-term obligations	46,358	46,926
	1,449,923	1,473,908
Commitments and contingencies

Stockholders’ equity (deficit):
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,315,434 shares and 5,256,325 shares)	53	52
Class B (authorized 60,000,000 shares, issued 2,443,191 shares and 2,443,191 shares)	24	24
Additional paid-in-capital	2,215,849	2,215,109
Accumulated deficit	(2,011,706)	(1,970,097)
Treasury stock at cost, 25,689 shares and 3,157 shares	(358)	(51)
Accumulated other comprehensive loss	(443,819)	(449,369)
	(239,957)	(204,332)
	$1,385,261	$1,505,918

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Three Months Ended
	April 1,	March 26,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,941)	$(95,575)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	19,233	19,804
Gain on disposal of property and equipment (excluding other asset write-downs)	(3,016)	(384)
Retirement benefit expense	2,778	3,327
Stock-based compensation expense	741	1,029
Equity (income) loss in unconsolidated companies	1,268	(63)
Impairments related to equity investments, net	—	123,000
Distributions of income from equity investments	56	—
Loss on extinguishment of debt, net	5,349	—
Other asset write-downs	59	1,957
Other	(1,769)	(1,716)
Changes in certain assets and liabilities:
Trade receivables	23,458	23,177
Inventories	(1,077)	686
Other assets	(1,713)	(2,076)
Accounts payable	(1,485)	(3,655)
Accrued compensation	994	(1,352)
Income taxes	7,784	(55,646)
Accrued interest	4,272	7,656
Other liabilities	221	305
Net cash provided by operating activities	18,212	20,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,088)	(1,680)
Proceeds from sale of property, plant and equipment and other	3,708	392
Contributions to cost and equity investments	(500)	(1,808)
Other-net	—	(11)
Net cash provided by (used in) investing activities	1,120	(3,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes	(99,284)	—
Purchase of treasury shares	(307)	(285)
Other	848	407
Net cash provided by (used in) financing activities	(98,743)	122
Increase (decrease) in cash, cash equivalents and restricted cash	(79,411)	17,489
Cash, cash equivalents and restricted cash at beginning of period	131,354	36,248
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$51,943	$53,737

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, that are necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”). Each of the three-month fiscal periods included herein comprise 13 weeks.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of April 1, 2018, and December 31, 2017, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value. At April 1, 2018 and December 31, 2017, the estimated fair value of long-term debt, including the current portion of long-term debt, was $790.2 million and $810.7 million, respectively. At April 1, 2018, and December 31, 2017, the carrying value of our long-term debt, including the current portion of long-term debt, if any, was $688.2 million and $781.4 million, respectively.

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

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) and net realizable value. During the three months ended March 26, 2017, we recorded a $2.0 million write‑down of non-newsprint inventory, which is reflected in the other asset write-downs line on our condensed consolidated statement of operations. There were no similar write-downs of newsprint, ink or other inventories during the three months ended April 1, 2018.

Property, Plant and Equipment

Depreciation expense with respect to property, plant and equipment is summarized below:

	Three Months Ended
	April 1,	March 26,
(in thousands)	2018	2017
Depreciation expense	$7,197	$7,721

Assets Held for Sale

During the three months ended April 1, 2018, we began to actively market for sale the land and buildings at two of our media companies. In connection with classifying these assets as assets held for sale, the carrying value of the land and building at one of the properties was reduced to its estimated fair value less selling costs, as determined based on the current market conditions and the selling price. As a result, an impairment charge of $0.1 million was recorded during the three months ended April 1, 2018, and is included in other asset write-downs on our condensed consolidated statement of operations.

Intangible Assets and Goodwill

We test for impairment of goodwill annually at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on operating segments, which are also considered our reporting units. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate, hypothetical transaction structures, and for the market based approach, private and public market trading multiples for newspaper assets. We consider current market capitalization, based upon the recent stock market prices, plus an estimated control premium in determining the reasonableness of the aggregate fair value of the reporting units. We had no impairment of goodwill during the three months ended April 1, 2018 or March 26, 2017.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach, which utilizes the discounted cash flow model to determine the fair value of each newspaper masthead. We had no impairment of newspaper mastheads during the three months ended April 1, 2018, or March 26, 2017.

Long‑lived assets such as intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during the three months ended April 1, 2018, or March 26, 2017.

Financial Obligations

Financial obligations consists of contributions of real properties to the Pension Plan in 2016 and 2011, and real property previously owned by The Sacramento Bee that was sold and leased back during the third quarter of 2017. In April 2018, we sold and leased back real property owned by The State in Columbia, SC. As a result, our long-term financial obligations will increase by approximately $14.6 million during the second quarter of 2018.

Segment Reporting

We operate 30 media companies, providing each of our communities with high-quality news and advertising services in a wide array of digital and print formats. We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Our operating segments are based on how our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), makes decisions about allocating resources and assessing performance. The CODM is provided discrete financial information for the two operating segments. Each operating segment consists of a group of media companies and both operating segments report to the same segment manager. One of our operating segments (“Western Segment”) consists of our media companies’ operations in the West and Midwest, while the other operating segment (“Eastern Segment”) consists primarily of media operations in the Carolinas and East.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 31, 2017	$(442,406)	$(6,963)	$(449,369)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCL	5,550	—	5,550
Other comprehensive income	5,550	—	5,550
Balance at April 1, 2018	$(436,856)	$(6,963)	$(443,819)

	Amount Reclassified from AOCL
	Three Months Ended
(in thousands)	April 1,	March 26,	Affected Line in the Condensed
AOCL Component	2018	2017	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$5,550	$4,285	Retirement benefit expense
	—	(1,714)	Benefit for income taxes (1)
	$5,550	$2,571	Net of tax

_____________________

(1) There is no income tax benefit associated with the three months ended April 1, 2018, due to the recognition of a valuation allowance.

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

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) in December 2017, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides that the measurement period for the tax effects of the Tax Act should not extend more than one year from the date the Tax Act was enacted. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740, Income Taxes, on the basis of the provisions of the tax laws that were in effect immediately before the Tax Act was enacted. We continue to evaluate the tax implications of the changes to the Tax Act for which our accounting was incomplete, including the impact on state taxes, certain compensation arrangements and depreciation. We will record appropriate adjustments, if any, in the periods in which we conclude our analysis.

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

We performed our assessment of the deferred tax assets during the third and fourth quarters of 2017, weighing the positive and negative evidence as outlined in ASC 740-10, Income Taxes. As we have incurred three years of cumulative pre-tax losses, such objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. Accordingly, we recorded a valuation allowance charge of $192.3 million in the fiscal year 2017, which is recorded in income tax (benefit) expense on our condensed consolidated statements of operations. As of December 31, 2017, our valuation allowance against a majority of our deferred tax assets was $109.7 million. For the three months ended April 1, 2018, we recorded a valuation allowance charge of $14.3 million, which is recorded in income tax (benefit) expense on our condensed consolidated statements of operations. Our valuation allowance as of April 1, 2018, was $124.0 million.

We will continue to maintain a valuation allowance against our deferred tax assets until we believe it is more likely than not that these assets will be realized in the future. If sufficient positive evidence, such as three-year cumulative pre-tax income, arises in the future that provides an indication that all of or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance may be reversed, in whole or in part, in the period that such determination is made.

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

	Three Months Ended
	April 1,	March 26,
(shares in thousands)	2018	2017
Anti-dilutive common stock equivalents	224	340

Cash Flow Information

Reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheets to the total of the same such amounts shown above:

	April 1,	December 31,
(in thousands)	2018	2017
Cash and equivalents	$19,976	$99,387
Restricted cash included in other assets(1)	31,967	31,967
Total cash, cash equivalents and restricted cash	$51,943	$131,354

_____________________

(1) Restricted cash balances are certificates of deposits secured against letters of credit primarily related to contractual agreements with our workers’ compensation insurance carrier and a certain property lease.

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Three Months Ended
	April 1,	March 26,
(in thousands)	2018	2017
Interest paid (net of amount capitalized)	$10,592	$9,980
Income taxes paid (net of refunds)	44	12

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“Topic 606”), “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 "Revenue Recognition." ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Topic 606 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In 2016 and 2017, the FASB issued additional updates: ASU No. 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05. These updates provided further guidance and clarification on specific items within the previously issued update. We adopted Topic 606 as of January 1, 2018, using the modified retrospective transition method. See Note 2 for further details.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted ASU 2016-01 as of January 1, 2018, on a prospective basis but it did not have an impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016-15 as of January 1, 2018, retrospectively but it did not have an impact on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 addresses the presentation of restricted cash in the statement of cash flows. The standard requires an entity to include restricted amounts with cash and cash equivalents in the statement of cash flows. An entity will no longer present transfers between cash and cash equivalents and restricted amounts on the statement of cash flows. We adopted ASU 2016-18 as of January 1, 2018, using the retrospective transition method to each period presented. As a result of the adoption, net cash provided by operating activities was adjusted to exclude the changes in restricted cash, resulting in a decrease of $1.0 million in the three months ended March 26, 2017, on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Accounting Standards Codification 842 (“ASC 842”)) and it replaces the existing guidance in ASC 840, “Leases.” ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. In 2018, the FASB issued ASU No. 2018-01 that provides further guidance and clarification on specific items within the previously issued update. ASC 842 is effective for us for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are in the process of reviewing the impact this standard will have on our existing lease population and the impact the adoption will have on our condensed consolidated financial statements. We plan to finalize our determination of the impact by the end of the fourth quarter of 2018.

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

2. REVENUES

Adoption of ASC 2014-09 (Topic 606), “Revenue from Contracts with Customers”

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We recorded a net increase to opening accumulated deficit of $2.7 million as of January 1, 2018, due to the cumulative impact of adopting Topic 606, with the impact primarily related to our audience revenues. The impact to revenues as a result of applying Topic 606 was an increase of $0.3 million for the three months ended April 1, 2018.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

All revenues recognized on the condensed consolidated statements of operations are the result of contracts with customers, except for revenues associated with lease income where we are the lessor through a sublease arrangement ,as these are out of the scope of Topic 606.

Advertising Revenues

We generate revenues primarily by delivering advertising on our digital media sites, on our partners’ websites and in our newspapers. These advertising revenues are generated through digital and print performance obligations that are included in contracts with customers, which are typically one year or less in duration or commitment. There are no differences in the treatment of digital and print advertising performance obligations or the recognition of revenues for retail, national, classified, and direct marketing revenue categories under Topic 606.

We generate advertising revenues through digital products that are sold on cost-per-thousand impressions (“CPM”) which means that an advertiser pays based upon number of times their ad is displayed on our owned and operated websites, our partners’ websites, ad exchanges, in a video pre-roll or a programmatic bidding exchange. Such revenues are recognized according to the timing outlined in the contract.

There are also monthly marketing campaigns which may include multiple products such as items sold by CPM, reputation management, search engine marketing and search engine optimization. In these arrangements as well as in a CPM sale, the contracted goods and services are performed over the specific contract term and the transfer of the performance obligation occurs as the benefits are consumed by the customer. As such, revenue is recognized daily regardless of the performance obligations classification of timing of being point in time or overtime.

Print advertising is advertising that is printed in a publication, inserted into a publication, or physically mailed to a customer. Our performance obligations for print products are directly associated with the inclusion of the advertisement in the final publication and delivery of the product on the contracted distribution day. Revenues are recognized at the point in time that the newspaper publication is delivered and distribution of the advertisement is satisfied.

Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected value approach.

For ads placed on our partners’ websites or selling a product hosted or managed by partners, we evaluate whether we are the principal or agent. Generally, we report advertising revenues for ads placed on our partners’ websites or for the resale of their products on a gross basis; that is, the amounts billed to our customers are recorded as revenues, and amounts paid to our partners for their products or advertising space are recorded as operating expenses. Where we are the principal, we are primarily responsible to our customers for fulfillment of the contract goals through, from time to time, the use of third party goods or services. Our control is further supported by our level of discretion in establishing price and in some cases, controlling inventory before it is transferred to the customer.

Most products, including the printed newspaper advertising product, banner ads on our website, video on our owned and operated player are reported on a gross basis. However, there are some third party products and services that we offer to customers, such as Cars.com and various revenue share arrangements such as exchange platforms, that are reported on a net basis. Revenues are earned through being a reseller of a product or participating in an exchange where control over the service provided is minimized and costs of the arrangement are net of revenue received.

Audience Revenues

Audience revenues include digital and print subscriptions or a combination of both at various frequencies of delivery. Our subscribers typically pay us in advance of their subscription start or shortly thereafter. Our performance obligation to subscribers of our digital products is the real-time access to news and information delivered through multiple digital platforms. Our performance obligation to our traditional print subscribers is delivery of the physical newspaper according to their subscription plan. Revenues related to digital and print subscriptions are recognized each day that a product is delivered to the subscriber.

Digital subscriptions may be purchased for a day, month, quarter, or year, and revenue is reported daily over the term of the contract.

Traditional print subscriptions may have various frequencies of delivery based upon the subscribers delivery preference.  Revenues are recognized based upon each delivery, therefore at a point in time.

Certain subscribers may enter into a grace period (“grace”) after their previous contract term has expired but before payment has be received on the renewal. Grace is granted as a continuation of the subscription contract,  in order to not disrupt service, and the extension is accounted for as variable consideration. We estimate these revenue amounts based on the expected amount to be received, taking into account the expected discontinuation of service or nonpayment based on historical experience.

Other Revenues

Other revenues include primarily commercial printing and distribution revenues. The commercial print agreements are between us and a third party publisher to print and make available for distribution the finished products. Commercial print contracts are for a daily finished product and each day’s product is unique, or a separate performance obligation.  Revenue is recorded at a point in time upon completion of each day’s print project.

The performance obligation for distribution revenues is the transportation of third-party published products to their subscribers or stores for resale. Distribution is performed substantially the same over the life of the contract and revenue is recognized at the point in time  each performance obligation is completed.

We report distribution revenues from the third-party publishers on a gross basis. That is, the amounts that we bill to third party publishers to deliver their finished product to their customers is recorded as revenues, and the amounts paid to our independent carriers to deliver the third party product is recorded as operating expenses.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its standalone selling price. We generally determine standalone selling prices for audience revenue contracts based upon observable market values and the adjusted market assessment. For advertising revenue contracts with multiple performance obligations, stand alone selling price is based on the prices charged to customers or on an adjusted market assessment.

Unearned Revenues

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the unearned revenue balance for the three months ended April 1, 2018, was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $35.6 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2017.

Our payment terms vary for advertising and subscriber customers. Subscribers generally pay in advance of up to one year. Advertiser payments are due within 30 days of invoice issuance and therefore amounts paid in advance are not significant. For advertisers that are considered to be at a higher risk of collectability due to payment history or credit processing, we require payment before the products or services are delivered to the customer.

Practical Expedients and Exemptions

We expense sales commissions when incurred because the amortization period would have been one year or less if capitalized. These costs are recorded within compensation expenses.

We record usage-based royalties promised in exchange for use of our intellectual property, including but not limited to photographs and articles. These royalty revenues are accrued when estimates of usage and recoverability are made. These revenues are recorded within other revenues.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

3.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 31,	Amortization	April 1,
(in thousands)	2017	Expense	2018
Intangible assets subject to amortization	$839,284	$—	$839,284
Accumulated amortization	(761,013)	(12,036)	(773,049)
	78,271	(12,036)	66,235
Mastheads	149,951	—	149,951
Goodwill	705,174	—	705,174
Total	$933,396	$(12,036)	$921,360

Amortization expense with respect to intangible assets is summarized below:

	Three Months Ended
	April 1,	March 26,
(in thousands)	2018	2017
Amortization expense	$12,036	$12,083

The estimated amortization expense for the remainder of fiscal year 2018 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2018 (Remainder)	$35,624
2019	24,154
2020	803
2021	680
2022	655
2023	667

4.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

On June 19, 2017, we along with the then-existing ownership group of CareerBuilder, LLC (“CareerBuilder”) announced that we had entered into an agreement to sell a majority of the collective ownership interest in CareerBuilder to an investor group. The transaction closed on July 31, 2017. We received $73.9 million from the closing of the transaction, consisting of approximately $7.3 million in normal distributions and $66.6 million of gross proceeds.

As a result of the closing of the transaction, our ownership interest in CareerBuilder was reduced to approximately 3.0% from 15.0%. As a result, we recorded $123.0 million in pre-tax impairment charges on our equity investment in CareerBuilder during the quarter ended March 26, 2017.

5.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	April 1,	April 1,	December 31,
(in thousands)	2018	2018	2017
Notes:
9.00% senior secured notes due in 2022	$344,630	$340,204	$433,819
7.150% debentures due in 2027	89,188	85,360	85,262
6.875% debentures due in 2029	276,230	262,618	262,311
Long-term debt	$710,048	$688,182	$781,392
Less current portion	—	—	74,140
Total long-term debt, net of current	$710,048	$688,182	$707,252

Our outstanding notes are stated net of unamortized debt issuance costs, and unamortized discounts, if applicable, totaling $21.9 million and $23.7 million as of April 1, 2018, and December 31, 2017, respectively.

Debt Redemptions, Repurchases and Loss on Extinguishment of Debt

During the three months ended April 1, 2018, we redeemed $75.0 million of our 9.00% senior secured notes due in 2022 (“9.00% Notes”), which we had previously announced in December 2017, and we repurchased $20.0 million of the 9.00% Notes through a privately negotiated transaction. We repurchased these notes at a premium and wrote off the associated debt issuance costs, which resulted in a loss on the extinguishment of debt of $5.3 million during the three months ended April 1, 2018. There were no debt repurchases during the three months ended March 26, 2017.

Credit Agreement

Our Third Amended and Restated Credit Agreement, as amended (“Credit Agreement”), is secured by a first-priority security interest in certain of our assets as described below. The Credit Agreement, among other things, provides for commitments of $65.0 million and has a maturity date of December 18, 2019. Pursuant to the terms of Issuance and Reimbursement Agreement (“LC Agreement”), we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit. This cash collateral is classified in our condensed consolidated balance sheets in other assets.

As of April 1, 2018, there were standby letters of credit outstanding under the LC Agreement with an aggregate face amount of $29.7 million. There were no borrowings outstanding under the Credit Agreement as of April 1, 2018.

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

Covenants under the Senior Debt Agreements

Under the Credit Agreement, we are required to comply with a maximum consolidated total leverage ratio measured on a quarterly basis. As of April 1, 2018, we are required to maintain a consolidated total leverage ratio of not more than 6.00 to 1.00. For purposes of the consolidated total leverage ratio, debt is largely defined as debt, net of cash on hand in excess of $20.0 million. As of April 1, 2018, we were in compliance with our financial covenants.

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

Pension Plan

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

The elements of retirement expense are as follows:

	Three Months Ended
	April 1,	March 26,
(in thousands)	2018	2017
Pension plans:
Interest Cost	$19,788	$21,367
Expected return on plan assets	(22,624)	(22,392)
Actuarial loss	6,295	5,084
Net pension expense	3,459	4,059
Net post-retirement benefit credit	(681)	(732)
Net retirement benefit expenses	$2,778	$3,327

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables eligible employees to voluntarily defer compensation. During the fourth quarter of 2017, we announced the reinstatement of a company matching contribution program beginning with the first pay check paid in 2018. Our matching contributions in the quarter ended April 1, 2018, were $0.7 million and are recorded in our compensation line item of our condensed consolidated statement of operations.  Also during the fourth quarter of 2017, we terminated the 401(k) plan supplemental contribution that was tied to performance.

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

The court in the Sacramento case trifurcated the trial into three separate phases, independent contractor status, liability and restitution. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors. We objected to the tentative decision but the court ultimately adopted it as final. In June 2016, The McClatchy Company was dismissed from the lawsuit, leaving The Sacramento Bee as the sole defendant. On August 30, 2017, the court issued a statement of decision ruling that the court would not hold a phase two trial but would, instead, assume liability from the evidence previously submitted and from the independent contractor agreements. We objected to this decision but the court adopted it as final. The third phase has not yet been defined.

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

As of April 1, 2018, we had $29.7 million of standby letters of credit secured under the LC Agreement.

8.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the three months ended April 1, 2018:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 31, 2017	245,794	$11.55
Granted	217,530	$9.10
Vested	(93,994)	$13.48
Forfeited	(1,560)	$11.52
Nonvested — April 1, 2018	367,770	$9.61

The total fair value of the RSUs that vested during the three months ended April 1, 2018, was $0.9 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the three months ended April 1, 2018:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 31, 2017	156,175	$32.12	$—
Expired	(2,500)	$65.31
Outstanding April 1, 2018	153,675	$31.58	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of April 1, 2018, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Three Months Ended
	April 1,	March 26,
(in thousands)	2018	2017
Stock-based compensation expense	$741	$1,029

9.  SUBSEQUENT EVENTS

Asset sale and leaseback

On April 23, 2018, we closed a sale and leaseback of real property in Columbia, SC. The transaction resulted in gross proceeds of $16.6 million. We are leasing back the Columbia property under a 15-year lease with initial annual payments totaling approximately $1.6 million. The lease includes a repurchase clause allowing us to repurchase the property after the 15-year lease term. Accordingly, the lease will be treated as a financing lease, and we will continue to depreciate the carrying value of the property in our financial statements. No gain or loss will be recognized on the sale and leaseback of the property until we no longer have a continuing involvement in the property.

Under the terms of the indenture for the 9.00% Notes we are required to use the net after tax proceeds of $13.0 million from the Columbia transaction to reinvest in the company within 365 days from the date of the sale or to make an offer to the holders of the 9.00% Notes to purchase their notes at 100% of the principal amount plus accrued and unpaid interest. On April 25, 2018, we announced an offer to purchase all $13.0 million of the 9.00% Notes using the net after tax proceeds from the Columbia transaction at par plus accrued and unpaid interest. The offer expires May 22, 2018.

Agreement to Refinance Unsecured Debt

On April 26, 2018, we entered into a term sheet framework agreement (the “Framework Agreement”) between the Company and Chatham Asset Management, LLC (“Chatham”) that provides for approximately $418.5 million of loans that will be used to repay a significant portion of our unsecured notes due in 2027 and 2029 and to refinance our 9.00% Notes.

The Framework Agreement includes customary representations and warranties of the parties. The closing of the Term Loan Restructuring (as defined below) is subject to various closing conditions set forth in the Framework Agreement, including the negotiation of credit documentation in a form that is reasonably satisfactory to the parties and the contemporaneous refinancing of our outstanding 9.00% Notes (such refinanced debt, the “New First Lien Debt”).

According to the Framework Agreement, we agreed to the terms of a credit arrangement whereby Chatham will make loans (“Loans”) to one of our wholly-owned subsidiaries. The Loans will consist of a $250.0 million Tranche A Term Loan Facility (“Tranche A”) and an approximately $168.5 million Tranche B Term Loan Facility (“Tranche B”) (collectively, the “Facilities”). The Loans plus certain premiums set forth in the Framework Agreement will be used to repurchase approximately $82.1 million aggregate principal amount of our 7.15% notes due November 1, 2027 and approximately $274.0 million aggregate principal amount of the 6.875% notes due March 15, 2029, in each case, held by Chatham, with the remaining proceeds used for the refinancing of our 9.00% Notes (“Term Loan Restructuring”).

Amounts borrowed under Tranche A will bear interest at a rate of 7.372% per annum and mature on July 1, 2030. Amounts borrowed under Tranche B will bear interest at a rate of 6.875% and mature on July 1, 2031. Interest under the Facilities will be payable semi-annually in arrears and calculated on the basis of 12 months of 30 days each.

Amounts borrowed under Tranche A will be secured by the same collateral securing the New First Lien Debt, and such liens will be subordinated to liens securing the New First Lien Debt and certain other of our first lien debt. The liens securing the Loans extended under Tranche B will be subordinated to the liens securing the New First Lien Debt, Tranche A and certain other of our first lien debt.

The loan agreement for the Facilities will contain affirmative covenants and negative covenants related to limitations on liens and limitations on sale and leaseback transactions, in each case, that will be consistent with those set forth in the documentation governing the New First Lien Debt.

For Tranche B, we will have the right to prepay at any time at amounts equal to the aggregate principal amount to be repaid plus a make-whole premium. For Tranche A, we will have the right to prepay at amounts equal to the aggregate principal amount to be repaid plus a make-whole premium or, after the third anniversary of the closing date, an applicable prepayment premium.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to future financial performance and operations, trends in advertising, uses of cash, including offers for or repurchases of our debt, the refinancing of our debt and our pension plan obligations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of our 2017 Annual Report on Form 10-K as well as our other filings with the Securities and Exchange Commission, including our disclosures herein. We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended April 1, 2018, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2017 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 12, 2018. All period references are to our fiscal periods unless otherwise indicated.

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

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Three Months Ended
	April 1,	March 26,
	2018	2017
Revenues:
Advertising	50.2%	54.2%
Audience	43.4%	41.3%
Other	6.4%	4.5%
Total revenues	100.0%	100.0%

Our primary sources of revenues are digital and print advertising and audience subscriptions. All categories (retail, national and classified) of advertising discussed below include both digital and print advertising. Advertising revenues include advertising delivered digitally, advertising carried as a part of newspapers (run of press (“ROP”) advertising), and/or advertising inserts placed in newspapers (“preprint” advertising). Audience revenues include either digital-only subscriptions, or bundled subscriptions, which include digital and print. Our print newspapers are delivered by large distributors and independent contractors. Other revenues include, among others, commercial printing and distribution revenues.

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the three months ended April 1, 2018, and March 26, 2017.

Recent Developments

Asset sales and leasebacks

In the first quarter of 2018, we sold land and buildings in two of our markets, and we recognized a gain on the sale of these properties of $3.1 million.

We also have various sales agreements or letters of intent to sell other properties that are expected to close in 2018. On April 23, 2018, we closed a sale and leaseback of real property in Columbia, SC. The transaction resulted in gross proceeds of $16.6 million. We are leasing back the Columbia property under a 15-year lease with initial annual payments totaling approximately $1.6 million. The lease includes a repurchase clause allowing us to repurchase the property after the 15-year lease term. Accordingly, the lease will be treated as a financing lease, and we will continue to depreciate the carrying value of the property in our financial statements. No gain or loss will be recognized on the sale and leaseback of the property until we no longer have a continuing involvement in the property.

Under the terms of the indenture for the 9.00% Notes we are required to use the net after tax proceeds of $13.0 million from the Columbia transaction to reinvest in the company within 365 days from the date of the sale or to make an offer to the holders of the 9.00% Notes to purchase their notes at 100% of the principal amount plus accrued and unpaid interest. On April 25, 2018, we announced an offer to purchase all $13.0 million of the 9.00% Notes using the net after tax proceeds from the Columbia transaction at par plus accrued and unpaid interest. The offer expires May 22, 2018.

Debt Repurchase and Extinguishment of Debt

In January 2018, pursuant to the terms of the indenture for the 9.00% Notes, we redeemed $75.0 million aggregate principal amount of our 9.00% Notes at a premium and we wrote off the associated debt issuance costs. In addition, in February 2018, we repurchased $20.0 million of our 9.00% Notes and wrote off the associated debt issuance costs. As a result of these transactions, we recorded a loss on the extinguishment of debt of $5.3 million during the quarter ended April 1, 2018.

Agreement to Refinance Unsecured Debt

On April 26, 2018, we entered into a term sheet Framework Agreement that provides for approximately $418.5 million of loans that will be used to repurchase a significant portion of our unsecured notes due in 2027 and 2029 and to refinance our 9.00% Notes. The closing is subject to various closing conditions set forth in the Framework Agreement, including the negotiation of credit documentation in a form that is reasonably satisfactory to the parties and the contemporaneous refinancing of our outstanding 9.00% Notes. See Note 9 for a more detailed discussion.

Results of Operations

The following table reflects our financial results on a consolidated basis for the three months ended April 1, 2018, and March 26, 2017:

	Three Months Ended
	April 1,	March 26,
(in thousands, except per share amounts)	2018	2017
Net loss	$(38,941)	$(95,575)

Net loss per diluted common share	$(5.04)	$(12.60)

The decrease in the net loss in the three months ended April 1, 2018, compared to the same period in 2017, was primarily due to a pre-tax impairment charge of $123.0 million recorded in the three months ended March 26, 2017, related to our CareerBuilder investment (see Note 4). This decrease was partially offset by a charge of $14.3 million related to the current year impact of the valuation allowance on deferred taxes during the three months ended April 1, 2018. In addition, advertising revenues were lower in the first three months of 2018, but the decrease was partially offset by a decrease in expenses, as described in greater detail below.

Revenues

During the three months ended April 1, 2018, total revenues decreased 10.1% compared to the same period in 2017 primarily due to the continued decline in demand for print advertising. Consistent with 2017, the decline in print advertising was primarily a result of large retail advertisers continuing to reduce preprinted insert advertising and in-newspaper ROP advertising. The decline in print advertising revenues is the result of the desire of advertisers to reach online customers directly, and the secular shift in advertising demand from print to digital products. We expect these trends to continue for the foreseeable future.

The following table summarizes our revenues by category:

	Three Months Ended
	April 1,	March 26,	$	%
(in thousands)	2018	2017	Change	Change
Advertising:
Retail	$44,330	$56,227	$(11,897)	(21.2)
National	9,757	8,837	920	10.4
Classified	27,564	31,428	(3,864)	(12.3)
Direct marketing and other	18,236	23,397	(5,161)	(22.1)
Total advertising	99,887	119,889	(20,002)	(16.7)
Audience	86,278	91,416	(5,138)	(5.6)
Other	12,693	9,907	2,786	28.1
Total revenues	$198,858	$221,212	$(22,354)	(10.1)

Advertising Revenues

Total advertising revenues decreased 16.7% during the three months ended April 1, 2018 compared to the same period in 2017. While we experienced declines in all of our advertising revenue categories, except national, the total decrease was primarily related to declines in print retail and classified advertising revenues. These decreases in advertising revenues were partially offset by increases in all of our digital revenue categories, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Three Months Ended
	April 1,	March 26,
	2018	2017
Advertising:
Retail	44.4%	46.9%
National	9.8%	7.4%
Classified	27.6%	26.2%
Direct marketing and other	18.2%	19.5%
Total advertising	100.0%	100.0%

Retail:

During the three months ended April 1, 2018, retail advertising revenues decreased 21.2% compared to the same period in 2017. In the first three months of 2018, the decrease in retail advertising revenues was primarily due to decreases of 27.4% in print ROP advertising revenues and 38.4% in preprint advertising revenues, compared to the same period in 2017. These decreases were partially offset by an increase in digital retail advertising of 0.7% in the first three months of

2018 compared to the same period in 2017. The overall decreases in retail advertising revenues for the three months ended April 1, 2018, were spread among various ROP and preprint categories.

National:

National advertising revenues increased 10.4% during the three months ended April 1, 2018 compared to the same period in 2017. We had an increase of 23.0% in digital national advertising partially offset by a 14.0% decrease in print national advertising during the first three months of 2018 compared to the same period in 2017. Overall, the increase in digital national advertising revenues during the first three months of 2018 was largely led by programmatic digital advertising, including mobile and video revenues.

Classified:

During the three months ended April 1, 2018, total classified advertising revenues decreased 12.3% compared to the same period in 2017. Automotive, employment and real estate advertising combined for 50.1% and 55.5% of our classified advertising revenues during the three months ended April 1, 2018, and March 26, 2017, respectively. Other classified advertising revenues, which includes legal, remembrance and celebration notices and miscellaneous classified advertising, represents the remaining classified advertising revenues. During the first three months of 2018 compared to the same period in 2017, we experienced an 11.3% increase in digital classified advertising led by other classified advertising and a 31.1% decrease in print classified advertising. During the first quarter of 2018, we revisited the sales activity in remembrance/obituary sales noting that digital advertising has, over time, become the predominate source of obituary sales. As a result, we revised the classification of such sales, which allocates a greater amount of obituary sales from print/digital bundled advertising to digital-only advertising. See definition of digital-only below. Additionally, we continued to see a shift of print advertising to digital platforms.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 43.1% of total advertising revenues in the three months ended April 1, 2018, compared to 33.3% for the same period in 2017. Total digital advertising includes digital-only advertising and digital advertising bundled with print. In the first three months of 2018, total digital advertising revenues increased 7.6% to $43.0 million compared to the same period in 2017 partially reflecting the change in allocation from print/digital bundled sales to digital-only sales as discussed above in classified advertising.

Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy with print sold as an “up-sell.” Digital-only advertising revenues increased 21.6% to $36.3 million in the first three months of 2018 compared to the same period in 2017.

Digital advertising revenues bundled with print products declined 33.6% in the first three months of 2018 compared to the same period in 2017 as a result of fewer print advertising sales. The advertising industry continues to experience a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers and are increasingly focused on online customers. While our product offerings and collaboration efforts in digital advertising have grown, we expect to continue to face intense competition in the digital advertising space.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 22.1% during the three months ended April 1, 2018, compared to the same period in 2017. The decrease was largely due to declines in preprint advertising by large retail customers as described above and, to a lesser extent to, decreases in our niche products.

Audience Revenues

Audience revenues decreased 5.6% during the three months ended April 1, 2018, compared to the same period in 2017. Overall, digital audience revenues increased 2.6% during the first three months of 2018. Digital-only audience revenues increased 14.4% in the first three months of 2018 compared to the same period in 2017. The increase in digital-only audience revenues during the first three months of 2018 was a result of a 32.8% increase in our digital-only subscribers to 112,200 as of the end of the first quarter of 2018 compared to 84,500 as of the end of the first quarter in 2017.

Print audience revenues decreased 8.7% in the first three months of 2018 compared to the same period in 2017, primarily due to lower print circulation volumes and were partially offset by pricing adjustments. We have a dynamic pricing model for our traditional subscriptions for which pricing is constantly being adjusted. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by our industry as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we also increased our subscription-related marketing and promotion efforts.

Operating Expenses

Total operating expenses decreased 10.6% in the three months ended April 1, 2018, compared to the same period in 2017. The decrease during the first three months of 2018 was primarily due to decreases in compensation and other operating expenses compared to the same period in 2017, as discussed below. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies.

The following table summarizes operating expenses:

	Three Months Ended
	April 1,	March 26,	$	%
(in thousands)	2018	2017	Change	Change
Compensation expenses	$79,212	$91,408	$(12,196)	(13.3)
Newsprint, supplements and printing expenses	13,659	17,845	(4,186)	(23.5)
Depreciation and amortization expenses	19,233	19,804	(571)	(2.9)
Other operating expenses	89,649	94,717	(5,068)	(5.4)
Other asset write-downs	59	1,957	(1,898)	(97.0)
	$201,812	$225,731	$(23,919)	(10.6)

Compensation expenses, which included both payroll and fringe benefit costs, decreased 13.3% in the three months ended April 1, 2018, compared to the same period in 2017. Payroll expenses declined 14.3% during the first three months of 2018 compared to the same period in 2017, reflecting a 15.7% decline in average full-time equivalent employees. Similarly, fringe benefits costs decreased 8.5% in the first three months of 2018 compared to the same period in 2017. These decreases were primarily due to decreases in health benefit costs and other fringe benefit costs, such as the employer portion of taxes. These decreases were partially offset by the implementation of a 401k employer match in the first three months of 2018 of $0.7 million with no comparable expense in the same period in 2017.

Newsprint, supplements and printing expenses decreased 23.5% in the three months ended April 1, 2018, compared to the same period in 2017. Newsprint expense declined 24.3% during the first three months of 2018 compared to the same period in 2017 primarily due to the decrease of newsprint usage of 23.3% and a slight decline in newsprint prices. During this same period, printing expenses, which are primarily outsourced printing costs, decreased 24.7%.

Depreciation and amortization expenses decreased 2.9% in the three months ended April 1, 2018, compared to the same period in 2017. Depreciation expense decreased $0.5 million in the first three months of 2018 compared to the same periods in 2017, as a result of assets becoming fully depreciated in previous periods. Amortization expense remained flat in the first three months of 2018 compared to the same period in 2017.

Other operating expenses decreased 5.4% in the three months ended April 1, 2018, compared to the same period in 2017. The decrease was primarily a result of cost savings initiatives and other efforts to reduce operational costs. We have had decreases in various categories, such as travel, bad debt, postage, circulation delivery costs and other miscellaneous expenses that were partially offset by increases for software for various enterprise-wide IT projects.

Other asset write-downs include an impairment charge of $0.1 million related to classifying certain land and buildings as assets held for sale during the three months ended April 1, 2018, and a write down of $2.0 million of non-newsprint inventory during the three months ended March 26, 2017.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 7.6% in the three months ended April 1, 2018, compared to the same period in 2017. Interest expense related to debt balances decreased by $2.8 million, in the first three months of 2018, as a result of lower overall debt balances reflecting repurchases of debt made during early 2018 and throughout fiscal year 2017. In the first three months of 2018, this was offset by a $1.2 million increase of non-cash imputed interest related to our financing obligations due to the sale and leaseback of our Sacramento, CA real property in the third quarter of 2017.

Equity Income (Loss) in Unconsolidated Companies, Net:

During the three months ended April 1, 2018, we recorded equity losses in unconsolidated companies of $1.3 million compared to income of $0.1 million in the same period in 2017. Our share of income in the first three months of 2017 included income from our investment in CareerBuilder but there is no comparable income in the first three months of 2018.

Impairments Related to Equity Investments, Net:

As described more fully in Note 4, during the three months ended March 26, 2017, we recorded a $123.0 million pre-tax impairment charge related to our equity investment in CareerBuilder.  We had no impairment charges related to equity investments during the three months ended April 1, 2018.

Extinguishment of Debt:

During the three months ended April 1, 2018, we redeemed or repurchased $95.0 million aggregate principal amount of 9.00% Notes. We repurchased these notes at prices higher than par value and we wrote off historical debt issuance costs. As a result, we recorded losses on the extinguishment of debt totaling $5.3 million during the first three months of 2018. See Note 5 for further discussion.

Income Taxes:

In the three months ended April 1, 2018, we recorded an income tax expense of $7.9 million. As discussed more fully in Note 1 under Income Taxes, during the three months ended April 1, 2018, we recorded a charge of $14.3 million related to the current year impact of the valuation allowance on deferred taxes. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes, the tax impact of stock compensation and certain permanently non-deductible expenses.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $20.0 million as of April 1, 2018, compared to $23.8 million and $99.4 million as of March 26, 2017, and December 31, 2017, respectively.

We expect that most of our cash and cash equivalents, and our cash generated from operations, for the foreseeable future will be used to repay debt, pay income taxes, fund our capital expenditures, invest in new revenue initiatives, digital investments and enterprise-wide operating systems, make required contributions to the Pension Plan, and for other corporate uses as determined by management and our Board of Directors. As of April 1, 2018, we had approximately $710.0 million in total aggregate principal amount of debt outstanding, consisting of $344.6 million of our 9.00% Notes and $365.4 million of our notes maturing in 2027 and 2029. We expect to continue to opportunistically repurchase or restructure our debt from time to time if market conditions are favorable, whether through privately negotiated repurchases of debt using cash from operations, or other types of tender offers or exchange offers or other means. We also expect that we will refinance or restructure a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents to fund our operations.

See Note 9 and Recent Developments above, regarding an agreement we entered into in April 2018 related to the restructuring and refinancing of certain of our debt. Also see Recent Developments previously, related to the asset sale and leaseback of our Columbia real property.

The following table summarizes our cash flows:

	Three Months Ended
	April 1,	March 26,
(in thousands)	2018	2017
Cash flows provided by (used in)
Operating activities	$18,212	$20,474
Investing activities	1,120	(3,107)
Financing activities	(98,743)	122
Increase (decrease) in cash, cash equivalents and restricted cash	$(79,411)	$17,489

Operating Activities:

We generated $18.2 million of cash from operating activities in the three months ended April 1, 2018, compared to $20.5 million in the three months ended March 26, 2017.  The decrease in operating cash flows primarily reflects a $1.8 million change in our inventory balances in the first three months of 2018 compared to the same period in 2017. The remaining changes in operating activities related to miscellaneous timing differences in various payments and receipts.

Pension Plan Matters

We made no cash contributions to the Pension Plan during the first three months of 2018 or 2017. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we did not have a required cash contribution for 2017 and we do not expect to have a required pension contribution under the Employee Retirement Income Security Act in fiscal year 2018. However, we expect to have material contributions in the future.

Investing Activities:

We generated $1.1 million of cash from investing activities in the three months ended April 1, 2018.  We received proceeds from the sale of property, plant and equipment (“PP&E”) of $3.7 million. These amounts were partially offset by the purchase of PP&E for $2.1 million and contributions to equity investments of $0.5 million. We expect total capital expenditures for the full year of 2018 to be approximately $12.0 million. We used $3.1 million of cash from investing activities in the three months ended March 26, 2017, which was primarily due to the purchase of PP&E of  $1.7 million and contributions to equity investments of $1.8 million.

Financing Activities:

We used  $98.7 million of cash for financing activities in the three months ended April 1, 2018, compared to generating  $0.1 million in the three months ended March 26, 2017. During the three months ended April 1, 2018, we repurchased or redeemed $95.0 million principal amount of our 9.00% Notes, for $99.3 million in cash. See Note 5 for further discussion. We had no debt repurchases and an immaterial amount of treasury repurchases during the first three months of 2017.

Contractual Obligations:

As of April 1, 2018, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of April 1, 2018, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2017 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits and income taxes. There have been no material changes to our critical accounting policies described in our 2017 Annual Report on Form 10-K, other than the adoption of Topic 606 (see Note 1 under the “Recently Adopted Accounting Pronouncements” subheader).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, included in our 2017 Annual Report on Form 10-K contains certain disclosures about our exposure to market risk for changes in discount rates on our qualified defined benefit pension plan obligations. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 7 included as part of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS.

Except for as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

We have entered into a term sheet framework agreement with Chatham Asset Management LLC (“Chatham”) for the restructuring and refinancing of certain of our long-term debt. The obligations of Chatham under the agreement are subject to various closing conditions. Failure to satisfy the closing conditions and enter into definitive agreements related to the transactions contemplated by the term sheet framework agreement could impact our ability to refinance our 9.00% Senior Secured Notes due December 2022 (“9.00% Notes”).

We have entered into a term sheet framework agreement with Chatham for the restructuring and refinancing of certain of our long-term debt. The obligations under the agreement are subject to various closing conditions including negotiation of credit documentation in a form that is reasonably satisfactory to the parties and the contemporaneous refinancing of our outstanding 9.00% Notes. We may not be able to agree with Chatham on the terms of definitive documentation in a timely manner, if at all. We may also be unable to satisfy the other closing conditions in a timely manner. If we are unable to execute definitive agreements with Chatham, the term sheet framework agreement will terminate. As a result, any refinancing of the 9.00% Notes may be on terms less favorable than we would have been able to negotiate if the transactions contemplated by the framework agreement were consummated, and the refinancing of the 9.00% Notes may be delayed or otherwise adversely affected. Any of the foregoing could adversely affect our stock price.

ITEM 6. EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
10.1		Term Loan Framework Agreement , dated as of April 26, 2018, between The McClatchy Company and Chatham Asset Management, LLC
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

May 10, 2018	/s/Craig I. Forman
Date	Craig I. Forman Chief Executive Officer

May 10, 2018	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer