Form 10-Q
period 2018-07-01
MCCLATCHY CO
filed 2018-08-09
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 1, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ◻  No ☒

As of August 3, 2018, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,347,337
Class B Common Stock	2,428,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2018	2017	2018	2017
REVENUES — NET:
Advertising	$106,953	$125,239	$206,840	$245,128
Audience	84,825	89,915	171,103	181,331
Other	12,570	9,966	25,263	19,873
	204,348	225,120	403,206	446,332
OPERATING EXPENSES:
Compensation	77,937	86,823	157,149	178,231
Newsprint, supplements and printing expenses	13,761	16,459	27,420	34,304
Depreciation and amortization	19,222	19,624	38,455	39,428
Other operating expenses	91,817	90,104	181,466	184,821
Other asset write-downs	—	—	59	1,957
	202,737	213,010	404,549	438,741

OPERATING INCOME (LOSS)	1,611	12,110	(1,343)	7,591

NON-OPERATING INCOME (EXPENSE):
Interest expense	(17,939)	(20,292)	(36,835)	(40,746)
Interest income	169	136	306	289
Equity income (loss) in unconsolidated companies, net	2,314	(159)	1,046	(96)
Impairments related to equity investments, net	—	(46,147)	—	(169,147)
Loss on extinguishment of debt, net	(19)	(869)	(5,368)	(869)
Retirement benefit expense	(2,779)	(3,328)	(5,557)	(6,655)
Other — net	(104)	23	(65)	83
	(18,358)	(70,636)	(46,473)	(217,141)

Loss before income taxes	(16,747)	(58,526)	(47,816)	(209,550)
Income tax (benefit) expense	3,618	(21,080)	11,490	(76,529)
NET LOSS	$(20,365)	$(37,446)	$(59,306)	$(133,021)

Net loss per common share:
Basic	$(2.62)	$(4.91)	$(7.66)	$(17.49)
Diluted	$(2.62)	$(4.91)	$(7.66)	$(17.49)

Weighted average number of common shares:
Basic	7,761	7,622	7,741	7,605
Diluted	7,761	7,622	7,741	7,605

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; amounts in thousands)

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2018	2017	2018	2017
NET LOSS	$(20,365)	$(37,446)	$(59,306)	$(133,021)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans: (1)
Change in pension and post-retirement benefit plans, net of taxes of $0, $(1,714), $0 and $(3,428)	5,549	2,570	11,099	5,141
Investment in unconsolidated companies:
Other comprehensive income, net of taxes of $0, $(2,649), $0 and $(2,697)	—	3,974	—	4,046
Other comprehensive income	5,549	6,544	11,099	9,187
Comprehensive loss	$(14,816)	$(30,902)	$(48,207)	$(123,834)

_____________________

(1) There is no income tax benefit associated with the quarter and six months ended July 1, 2018, due to the recognition of a valuation allowance.

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	July 1,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$20,128	$99,387
Trade receivables (net of allowances of $2,919 and $3,225)	71,939	101,081
Other receivables	10,319	11,556
Newsprint, ink and other inventories	9,164	7,918
Assets held for sale	6,050	6,332
Other current assets	19,532	19,000
	137,132	245,274

Property, plant and equipment, net	246,520	257,639
Intangible assets:
Identifiable intangibles — net	204,259	228,222
Goodwill	705,174	705,174
	909,433	933,396
Investments and other assets:
Investments in unconsolidated companies	7,371	7,172
Other assets	64,551	62,437
	71,922	69,609
	$1,365,007	$1,505,918
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$74,140
Accounts payable	35,387	31,856
Accrued pension liabilities	8,941	8,941
Accrued compensation	21,893	24,050
Income taxes payable	12,715	10,133
Unearned revenue	62,058	60,436
Accrued interest	7,624	7,954
Other accrued liabilities	16,127	18,832
	164,745	236,342
Non-current liabilities:
Long-term debt	688,359	707,252
Deferred income taxes	26,237	28,062
Pension and postretirement obligations	589,238	599,763
Financing obligations	105,401	91,905
Other long-term obligations	45,544	46,926
	1,454,779	1,473,908
Commitments and contingencies

Stockholders’ equity (deficit):
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,385,339 shares and 5,256,325 shares)	54	52
Class B (authorized 60,000,000 shares, issued 2,428,191 shares and 2,443,191 shares)	24	24
Additional paid-in-capital	2,216,168	2,215,109
Accumulated deficit	(2,032,071)	(1,970,097)
Treasury stock at cost, 43,155 shares and 3,157 shares	(422)	(51)
Accumulated other comprehensive loss	(438,270)	(449,369)
	(254,517)	(204,332)
	$1,365,007	$1,505,918

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Six Months Ended
	July 1,	June 25,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,306)	$(133,021)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	38,455	39,428
Gain on disposal of property and equipment (excluding other asset write-downs)	(2,820)	(3,694)
Retirement benefit expense	5,557	6,655
Stock-based compensation expense	1,061	1,461
Equity (income) loss in unconsolidated companies	(1,046)	96
Impairments related to equity investments, net	—	169,147
Distributions of income from equity investments	2,876	—
Loss on extinguishment of debt, net	5,368	869
Other asset write-downs	59	1,957
Other	(1,942)	(3,371)
Changes in certain assets and liabilities:
Trade receivables	26,474	24,634
Inventories	(1,246)	1,097
Other assets	(1,141)	280
Accounts payable	3,531	(4,135)
Accrued compensation	(2,157)	2,189
Income taxes	789	(85,517)
Accrued interest	(330)	(204)
Other liabilities	(4,890)	(2,105)
Net cash provided by operating activities	9,292	15,766

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,872)	(4,626)
Proceeds from sale of property, plant and equipment and other	4,025	8,932
Contributions to cost and equity investments	(1,925)	(2,683)
Other-net	—	(11)
Net cash provided by (used in) investing activities	(3,772)	1,612

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of public notes	(99,826)	(15,675)
Proceeds from sale-leaseback financial obligations	15,749	—
Purchase of treasury shares	(371)	(287)
Other	(331)	716
Net cash provided by (used in) financing activities	(84,779)	(15,246)
Increase (decrease) in cash, cash equivalents and restricted cash	(79,259)	2,132
Cash, cash equivalents and restricted cash at beginning of period	131,354	36,248
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$52,095	$38,380

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

The McClatchy Company (“Company,” “we,” “us” or “our”) operates 30 media companies in 14 states, providing each of its communities with high-quality news and advertising services in a wide array of digital and print formats. We are a publisher of brands such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the (Fort Worth) Star-Telegram. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the NYSE American under the symbol MNI.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, that are necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”). Each of the fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the six-month periods. See Note 9, Subsequent Events, for a discussion of recent refinancing transactions subsequent to the end of our second quarter of 2018.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of July 1, 2018, and December 31, 2017, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  The fair value of our long-term debt is determined using quoted market prices and other inputs that were derived from available market information, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value. At July 1, 2018 and December 31, 2017, the estimated fair value of long-term debt, including the current portion of long-term debt, was $639.2 million and $810.7 million, respectively. At July 1, 2018, and December 31, 2017, the carrying value of our long-term debt, including the current portion of long-term debt, if any, was $688.4 million and $781.4 million, respectively.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets that may be measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and equity method investments. All of these are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include the expected cash flows and the discount rates that we estimate market participants would seek for bearing the risk associated with such assets.

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) and net realizable value. During the six months ended June 25, 2017, we recorded a $2.0 million write‑down of non-newsprint inventory, which is reflected in the other asset write-downs line on our condensed consolidated statement of operations. There were no similar write-downs of newsprint, ink or other inventories during the quarter and six months ended July 1, 2018.

Property, Plant and Equipment

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(in thousands)	2018	2017	2018	2017
Depreciation expense	$7,295	$7,531	$14,492	$15,252

Assets Held for Sale

During the six months ended July 1, 2018, we began to actively market for sale the land and buildings at two of our media companies. In connection with classifying these assets as assets held for sale, the carrying value of the land and building at one of the properties was reduced to its estimated fair value less selling costs, as determined based on the current market conditions and the estimated selling price. As a result, an impairment charge of $0.1 million was recorded during the six months ended July 1, 2018, and is included in other asset write-downs on our condensed consolidated statement of operations. The land and building at this property were sold during the quarter ended July 1, 2018, with no gain or additional loss. The assets at the second property remain classified as assets held for sale.

Intangible Assets and Goodwill

We test for impairment of goodwill annually at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on our operating segments, which are also considered our reporting units. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, newsprint prices, compensation levels, discount rate, hypothetical transaction structures, and for the market based approach, private and public market trading multiples for newspaper assets. We consider current market capitalization, based upon the recent stock market prices plus an estimated control premium, in determining the reasonableness of the aggregate fair value of the reporting units. We had no impairment of goodwill during the quarter and six months ended July 1, 2018 or June 25, 2017.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach, which utilizes the discounted cash flow model to determine the fair value of each newspaper masthead. We had no impairment of newspaper mastheads during the quarter and six months ended July 1, 2018, or June 25, 2017.

Long‑lived assets such as intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during the quarter and six months ended July 1, 2018, or June 25, 2017.

Financial Obligations

Financial obligations consist of contributions of real properties to the Pension Plan in 2016 and 2011, and real property previously owned by The Sacramento Bee that was sold and leased back during the third quarter of 2017. In April 2018, we sold and leased back real property owned by The State in Columbia, SC, and as a result, our long-term financial obligations increased by approximately $14.6 million during the second quarter of 2018.

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

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 31, 2017	$(442,406)	$(6,963)	$(449,369)
Amounts reclassified from AOCL	11,099	—	11,099
Other comprehensive income	11,099	—	11,099
Balance at July 1, 2018	$(431,307)	$(6,963)	$(438,270)

	Amount Reclassified from AOCL
	Quarters Ended		Six Months Ended
(in thousands)	July 1,	June 25,	July 1,	June 25,	Affected Line in the Condensed
AOCL Component	2018	2017	2018	2017	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$5,549	$4,284	$11,099	$8,569	Retirement benefit expense
	—	(1,714)	—	(3,428)	Benefit for income taxes (1)
	$5,549	$2,570	$11,099	$5,141	Net of tax

_____________________

(1) There is no income tax benefit associated with the quarter and six months ended July 1, 2018, due to the recognition of a valuation allowance.

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

A tax valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. The timing of recording or releasing a valuation allowance requires significant judgment. Establishment and removal of a valuation allowance requires us to consider all positive and negative evidence and to make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The assessment takes into account expectations of future taxable income or loss, available tax planning strategies and the reversal of temporary differences. The development of these expectations involves the use of estimates such as operating profitability. The weight given to the evidence is commensurate with the extent to which it can be objectively verified.

We performed our assessment of the deferred tax assets during the third and fourth quarters of 2017, weighing the positive and negative evidence as outlined in ASC 740-10, Income Taxes. As we have incurred three years of cumulative pre-tax losses, such objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. As of December 31, 2017, our valuation allowance against a majority of our deferred tax assets was $109.7 million. For the quarter and six months ended July 1, 2018, we recorded a valuation allowance charge of $10.1 million and $24.4 million, respectively, which is recorded in income tax (benefit) expense on our condensed consolidated statements of operations. Our valuation allowance as of July 1, 2018, was $134.1 million.

We will continue to maintain a valuation allowance against our deferred tax assets until we believe it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future that provides an indication that all of or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance may be reversed, in whole or in part, in the period that such determination is made.

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

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(shares in thousands)	2018	2017	2018	2017
Anti-dilutive common stock equivalents	198	388	201	325

Cash Flow Information

Reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheets to the total of the same such amounts shown above:

	July 1,	December 31,
(in thousands)	2018	2017
Cash and equivalents	$20,128	$99,387
Restricted cash included in other assets(1)	31,967	31,967
Total cash, cash equivalents and restricted cash	$52,095	$131,354

_____________________

(1) Restricted cash balances are certificates of deposits secured against letters of credit primarily related to contractual agreements with our workers’ compensation insurance carrier and a certain property lease.

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Six Months Ended
	July 1,	June 25,
(in thousands)	2018	2017
Interest paid (net of amount capitalized)	$29,244	$35,127
Income taxes paid (net of refunds)	12,019	8,870

Other non-cash investing and financing activities related to pension plan transactions:
Reduction of financing obligation due to sale of real properties by pension plan	(2,667)	—
Reduction of PP&E due to sale of real properties by pension plan	(2,854)	—

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 addresses the presentation of restricted cash in the statement of cash flows. The standard requires an entity to include restricted amounts with cash and cash equivalents in the statement of cash flows. An entity will no longer present transfers between cash and cash equivalents and restricted amounts on the statement of cash flows. We adopted ASU 2016-18 as of January 1, 2018, using the retrospective transition method to each period presented. As a result of the adoption, net cash provided by operating activities was adjusted to exclude the changes in restricted cash, resulting in a decrease of $1.0 million in the six months ended June 25, 2017, on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Accounting Standards Codification 842 (“ASC 842”)) and it replaces the existing guidance in ASC 840, “Leases.” ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. In 2018, the FASB issued ASU No. 2018-01 that provides further guidance and clarification on specific items within the previously issued update. ASC 842 is effective for us for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact this standard will have on our condensed consolidated financial statements, but expect an increase in assets and liabilities on our condensed consolidated balance sheet. We plan to finalize our determination of the impact by the end of the fourth quarter of 2018.

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

We recorded a net increase to opening accumulated deficit of $2.7 million as of January 1, 2018, due to the cumulative impact of adopting Topic 606, with the impact primarily related to our audience revenues. The impact to revenues as a result of applying Topic 606 was an increase of $0.1 million and $0.4 million for the quarter and six months ended July 1, 2018, respectively, compared to applying Topic 605.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

All revenues recognized on the condensed consolidated statements of operations are the result of contracts with customers, except for revenues associated with lease income where we are the lessor through a sublease arrangement, as these are out of the scope of Topic 606.

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

We generate advertising revenues through digital products that are sold on cost-per-thousand impressions (“CPM”) which means that an advertiser pays based upon number of times their ad is displayed on our owned and operated websites and apps, our partners’ websites, ad exchanges, in a video pre-roll or a programmatic bidding exchange. Such revenues are recognized according to the timing outlined in the contract.

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

For ads placed on our partners’ websites or selling a product hosted or managed by partners, we evaluate whether we are the principal or agent. Generally, we report advertising revenues for ads placed on our partners’ websites or for the resale of their products on a gross basis; that is, the amounts billed to our customers are recorded as revenues, and amounts paid to our partners for their products or advertising space are recorded as operating expenses. Where we are the principal, we are primarily responsible to our customers for fulfillment of the contract goals though, from time to time, the use of third party goods or services. Our control is further supported by our level of discretion in establishing price and in some cases, controlling inventory before it is transferred to the customer.

Most products, including the printed newspaper advertising product, banner ads on our websites and video ads on our owned and operated player are reported on a gross basis. However, there are some third party products and services that we offer to customers, such as Cars.com and various revenue share arrangements such as exchange platforms, that are reported on a net basis. Revenues are earned through being a reseller of a product or participating in an exchange where control over the service provided is limited and costs of the arrangement are net of revenue received.

Audience Revenues

Audience revenues include digital and print subscriptions or a combination of both at various frequencies of delivery. Our subscribers typically pay us in advance of when their subscriptions start or shortly thereafter. Our performance obligation to subscribers of our digital products is the real-time access to news and information delivered through multiple digital platforms. Our performance obligation to our traditional print subscribers is delivery of the physical newspaper according to their subscription plan. Revenues related to digital and print subscriptions are recognized each day that a product is delivered to the subscriber.

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

Unearned Revenues

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the unearned revenue balance for the six months ended July 1, 2018, was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $49.1 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2017.

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

3.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 31,	Amortization	July 1,
(in thousands)	2017	Expense	2018
Intangible assets subject to amortization	$839,284	$—	$839,284
Accumulated amortization	(761,013)	(23,963)	(784,976)
	78,271	(23,963)	54,308
Mastheads	149,951	—	149,951
Goodwill	705,174	—	705,174
Total	$933,396	$(23,963)	$909,433

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(in thousands)	2018	2017	2018	2017
Amortization expense	$11,927	$12,093	$23,963	$24,176

The estimated amortization expense for the remainder of fiscal year 2018 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2018 (Remainder)	$23,697
2019	24,154
2020	803
2021	680
2022	655
2023	667

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

In the quarter and six months ended July 1, 2018, we received distributions totaling approximately $2.8 million from CareerBuilder, which relate to returns of earnings. Our investment in CareerBuilder is accounted for under the cost method (measurement alternative under ASU 2016-01).

5.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	July 1,	July 1,	December 31,
(in thousands)	2018	2018	2017
Notes:
9.00% senior secured notes due in 2022	$344,101	$339,976	$433,819
7.150% debentures due in 2027	89,188	85,458	85,262
6.875% debentures due in 2029	276,230	262,925	262,311
Long-term debt	$709,519	$688,359	$781,392
Less current portion	—	—	74,140
Total long-term debt, net of current	$709,519	$688,359	$707,252

Our outstanding notes are stated net of unamortized debt issuance costs, and unamortized discounts, if applicable, totaling $21.2 million and $23.7 million as of July 1, 2018, and December 31, 2017, respectively.

Debt Redemptions, Repurchases and Loss on Extinguishment of Debt

During the first six months of 2018 and 2017, we reduced our outstanding debt as follows:

	Six Months Ended
	July 1,	June 25,
	2018	2017
(in thousands)	Face Value	Face Value
9.00% senior secured notes due in 2022	$95,529	$15,000

During the quarter and six months ended July 1, 2018, we redeemed $0.5 million of our 9.00% senior secured notes due in 2022 (“2022 Notes”) at par through a tender offer that expired on May 22, 2018, and we wrote off the associated debt issuance costs. Also during in the six months ended July 1, 2018, we redeemed $75.0 million of our 2022 Notes, which we had previously announced in December 2017, and we repurchased $20.0 million of the 2022 Notes through a privately negotiated transaction. We redeemed and repurchased the $95.0 million in 2022 Notes at a premium and wrote off the associated debt issuance costs. As a result of all of these transactions, we recorded a loss on the extinguishment of debt of $19.0 thousand and $5.4 million during the quarter and six months ended July 1, 2018, respectively.

During the quarter and six months ended June 25, 2017, we repurchased a total $15.0 million of our 2022 Notes through a privately negotiated transaction. We repurchased these notes at a premium and wrote off debt issuance costs resulting in a loss on the extinguishment of debt of $0.9 million being recorded during the quarter and six months ended June 25, 2017.

As discussed below, subsequent to July 1, 2018, we refinanced and replaced a significant portion of our debt outstanding at such time, with other long-term debt, therefore, we have continued to classify it as long-term in nature.

Debt Refinancing in July 2018

On July 16, 2018, we entered into an Indenture (“2026 Notes Indenture”), among the Company, subsidiaries of the Company party thereto as guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (“2026 Notes Trustee”), pursuant to which we issued $310.0 million aggregate principal amount of 9.00% Senior Secured Notes due 2026 (“2026 Notes”) as described more fully under the section “2026 Senior Secured Notes and Indenture” below.

In connection with the issuance of the 2026 Notes and other junior debt instruments described below and as discussed more fully in Note 9, “Subsequent Events,” we completed a refinancing of all of our 2022 Notes and substantially all of our debentures, and our revolving credit facilities. On July 16, 2018, we deposited sufficient funds with The Bank of New York Mellon Trust Company, N.A., as trustee (“2022 Notes Trustee”) for the our 2022 Notes, to pay the redemption price payable in respect of all outstanding 2022 Notes, plus accrued and unpaid interest on the 2022 Notes to, but excluding, the redemption date. The 2022 Notes were issued under an Indenture, dated as of December 18, 2012, among the Company, subsidiaries of the Company party thereto as guarantors and the 2022 Notes Trustee (“2022 Notes Indenture”).

As a consequence of the foregoing, we satisfied and discharged our obligations (subject to certain exceptions) under the 2022 Notes Indenture and the related security documents in accordance with the satisfaction and discharge provisions of the 2022 Notes Indenture. Upon the satisfaction and discharge of the 2022 Notes Indenture on July 16, 2018, all of the liens on the collateral securing the 2022 Notes were released and we and the guarantors were discharged from our respective obligations under the 2022 Notes and the guarantees thereof.

On July 16, 2018, the 2022 Notes Trustee, at our direction, delivered a notice of redemption to holders of all $344.1 million in aggregate principal amount of outstanding 2022 Notes.

ABL Credit Agreement

Also on July 16, 2018, we entered into a Credit Agreement, among the Company, the subsidiaries of the Company party thereto as borrowers and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent (“ABL Credit Agreement”). The ABL Credit Agreement provides for up to $65.0 million secured asset-backed revolving credit facility with a letter of credit subfacility and a swing line subfacility. In addition, the ABL Credit Agreement provides for a $35.0 million cash secured letter of credit facility. The commitments under the ABL Credit Agreement expire July 16, 2023. Our obligations under the ABL Credit Agreement are guaranteed by us and certain of our subsidiaries meeting materiality thresholds set forth in the ABL Credit Agreement as described more fully in Note 9.

Loans under the ABL Credit Agreement bear interest, at our option, at either a rate based on the London Interbank Offered Rate (“LIBOR”) for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of Wells Fargo’s publicly announced prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus

1.0%. The margin ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans and is determined based on average excess availability. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans.

The ABL Credit Agreement requires, at any time the availability under our revolving credit facility falls below the greater of 12.5% of the total facility size or approximately $8.1 million, to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 until such time as the availability under our revolving credit facility exceeds such threshold for 30 consecutive days.

In connection with entering into the ABL Credit Agreement and the refinancing of our 2022 Notes as described above, we terminated our Third Amended and Restated Credit Agreement, which had a maturity date of December 18, 2019 and had no borrowings outstanding as of the end of our second quarter of 2018 or as of July 16, 2018, the date of termination.

Separately we are party to an Issuance and Reimbursement Agreement (“LC Agreement”) with Bank of America, N.A., under which we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We had standby letters of credit totaling $29.7 million outstanding under the LC Agreement as of July 1, 2018. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit. We expect this LC Agreement will remain in place for up to 90 days from July 16, 2018, as we transition our letters of credit to the ABL Credit Agreement. Cash collateral associated with this LC Agreement is classified in our condensed consolidated balance sheets in other assets.

2026 Senior Secured Notes and Indenture

As discussed above, on July 16, 2018, we entered into the 2026 Notes Indenture, pursuant to which we issued $310.0 million aggregate principal amount of the 2026 Notes in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (“Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act.

The 2026 Notes mature on July 15, 2026, and bear interest at a rate of 9.00% per annum.  Interest on the 2026 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2019.

We will be required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture).

The 2026 Notes Indenture contains covenants that, among other things, restrict our ability and our restricted subsidiaries to:

•	incur certain additional indebtedness and issue preferred stock;
•	make certain distributions, investments and other restricted payments;
•	sell assets;
•	agree to any restrictions on the ability of restricted subsidiaries to make payments to us;
•	create liens;
•	merge, consolidate or sell substantially all of our assets, taken as a whole; and
•	enter into certain transactions with affiliates.

These covenants are subject to a number of other limitations and exceptions set forth in the 2026 Notes Indenture.

Junior Lien Term Loan Agreement

On July 16, 2018, we entered into a Junior Lien Term Loan Credit Agreement, among the Company, the guarantors party thereto, the lenders party thereto and The Bank of New York Mellon, as administrative agent and collateral agent (“Junior Term Loan Agreement”). The Junior Term Loan Agreement provides for a $157.1 million secured term loan

(“Tranche A Junior Term Loans”) and a $193.5 million term loan (“Tranche B Junior Term Loans”). The Tranche A Junior Term Loans mature on July 15, 2030 and the Tranche B Junior Term Loans mature on July 15, 2031. Our obligations under the Junior Term Loan Agreement are guaranteed by our subsidiaries that guarantee the 2026 Notes as set forth in the Junior Term Loan Agreement.

The proceeds of the loans under the Junior Term Loan Agreement were used to effect the exchange with the holder of approximately $82.1 million in aggregate principal amount of 2027 Debentures (as defined in Note 9) and approximately $193.5 million in aggregate principal amount of 2029 Debentures (as defined in Note 9) and to pay fees, costs, and expenses in connection with our debt refinancing.

Tranche A Junior Term Loans bear interest at a rate per annum equal to 7.795% and Tranche B Junior Term Loans bear interest at a rate per annum equal to 6.875%. Interest on the loans is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019.

In general, the affirmative and negative covenants of the Junior Term Loan Agreement are substantially the same as the covenants in the 2026 Notes Indenture.

Other Debt

After giving effect to the Junior Term Loan Agreements, we have $7.1 million aggregate principal amount of 2027 Debentures and $82.8 million aggregate principal amount of 2029 Debentures outstanding as discussed more fully in Note 9.

6.  EMPLOYEE BENEFITS

Pension Plan

We maintain a qualified defined benefit pension plan (“Pension Plan”), which covers eligible current and former employees and has been frozen since March 31, 2009.  No new participants may enter the Pension Plan and no further benefits will accrue. However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide certain key current and former employees with additional retirement benefits.  These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The elements of retirement benefit expense are as follows:

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(in thousands)	2018	2017	2018	2017
Pension plans:
Interest Cost	19,789	21,367	$39,577	$42,734
Expected return on plan assets	(22,624)	(22,393)	(45,248)	(44,785)
Actuarial loss	6,296	5,084	12,591	10,168
Net pension expense	3,461	4,058	6,920	8,117
Net post-retirement benefit credit	(682)	(730)	(1,363)	(1,462)
Net retirement benefit expenses	$2,779	$3,328	$5,557	$6,655

In May 2018, the Pension Plan sold the Lexington real property for approximately $4.1 million and we terminated our lease on the property. The property was included in the real property contributions that we made to the Pension Plan in fiscal year 2011. As a result of the sale by the Pension Plan, we recognized a $0.2 million loss on the sale of the Lexington property in the other operating expenses on the condensed consolidated statement of operations for the quarter and six months ended July 1, 2018.

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables eligible employees to defer compensation. During the fourth quarter of 2017, we announced the reinstatement of a company matching contribution program beginning with the first pay check paid in 2018. Our matching contributions in the quarter and six months ended July 1, 2018, were $0.6 million and $1.3 million, respectively, and are recorded in our compensation line item of our condensed consolidated statement of operations. Also during the fourth quarter of 2017, we terminated the 401(k) plan supplemental contribution that was tied to performance.

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

The court in the Sacramento case trifurcated the trial into three separate phases, independent contractor status, liability and restitution. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors. We objected to the tentative decision but the court ultimately adopted it as final. In June 2016, we were dismissed from the lawsuit, leaving The Sacramento Bee as the sole defendant. On August 30, 2017, the court issued a statement of decision ruling that the court would not hold a phase two trial but would, instead, assume liability from the evidence previously submitted and from the independent contractor agreements. We objected to this decision but the court adopted it as final. The third phase has not yet been defined.

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

We continue to defend these actions vigorously and expect that we ultimately will prevail. As a result, we have not established a reserve in connection with the cases. While we believe that a material impact on our condensed consolidated financial position, results of operations or cash flows from these claims is unlikely, given the inherent uncertainty of litigation, a possibility exists that future adverse rulings or unfavorable developments could result in future charges that could have a material impact. We have and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and make appropriate adjustments to such estimates based on experience and developments in litigation.

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

As of July 1, 2018, we had $29.7 million of standby letters of credit secured under the LC Agreement.

8.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the six months ended July 1, 2018:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 31, 2017	245,794	$11.55
Granted	218,580	$9.10
Vested	(99,244)	$13.31
Forfeited	(2,490)	$11.41
Nonvested — July 1, 2018	362,640	$9.59

The total fair value of the RSUs that vested during the six months ended July 1, 2018, was $0.9 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the six months ended July 1, 2018:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 31, 2017	156,175	$32.12	$—
Expired	(24,825)	$38.60
Outstanding July 1, 2018	131,350	$30.89	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of July 1, 2018, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(in thousands)	2018	2017	2018	2017
Stock-based compensation expense	$320	$432	$1,061	$1,461

9.  SUBSEQUENT EVENTS

Fifth Supplemental Indenture

On July 13, 2018, in connection with our outstanding 7.15% debentures due November 1, 2027 (“2027 Debentures”) and 6.875% debentures due March 15, 2029 (“2029 Debentures” and together with the 2027 Debentures, “Debentures”), we entered into a Fifth Supplemental Indenture (“Supplemental Indenture”) by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (“Debentures Trustee”), supplementing that certain Indenture, dated as of November 4, 1997, by and between the Company and the Debentures Trustee (“Debentures Indenture”), pursuant to which the Debentures were issued.

The Supplemental Indenture was entered into in connection with our refinancing of existing indebtedness to amend the Debentures Indenture to eliminate certain restrictive covenants.

2026 Notes Indenture

On July 16, 2018, we entered into the 2026 Notes Indenture pursuant to which we issued $310.0 million aggregate principal amount of the 2026 Notes in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (“Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act.

The 2026 Notes mature on July 15, 2026, and bear interest at a rate of 9.00% per annum. Interest on the 2026 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2019.

We may redeem the 2026 Notes, in whole or in part, at any time on or after July 15, 2022, at specified redemption prices and may also redeem up to 40% of the aggregate principal amount of the 2026 Notes using the proceeds of certain equity offerings completed before July 15, 2021, at specified redemption prices, in each case, as set forth in the 2026 Notes Indenture. Prior to July 15, 2022, we may also redeem some or all of the 2026 Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date and a “make-whole” premium.

We will be required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture).

If we experience specified changes of control triggering events, we must offer to repurchase the 2026 Notes at a repurchase price equal to 101% of the principal amount of the 2026 Notes repurchased, plus accrued and unpaid interest, if any, to, but excluding the applicable repurchase date.

The 2026 Notes Indenture contains covenants that, among other things, restrict the ability of us and our restricted subsidiaries to:

•	incur certain additional indebtedness and issue preferred stock;
•	make certain distributions, investments and other restricted payments;
•	pay dividends;
•	sell assets;
•	agree to any restrictions on the ability of restricted subsidiaries to make payments to us;
•	create liens;
•	merge, consolidate or sell substantially all of our assets, taken as a whole; and
•	enter into certain transactions with affiliates.

These covenants are subject to a number of other limitations and exceptions set forth in the 2026 Notes Indenture.

The 2026 Notes Indenture provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements, or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2026 Notes under the 2026 Notes Indenture will become due and payable immediately without further action or notice. If any other event of default under the 2026 Notes Indenture occurs or is continuing, the 2026 Notes Trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2026 Notes under the 2026 Notes Indenture may declare all of such 2026 Notes to be due and payable immediately.

ABL Credit Agreement

On July 16, 2018, we entered into the ABL Credit Agreement, which provides for a $65.0 million secured asset-backed revolving credit facility with a letter of credit subfacility and a swing line subfacility. In addition, the ABL Credit Agreement provides for a $35.0 million cash secured letter of credit facility. The commitments under the ABL Credit Agreement expire July 16, 2023. The Borrowers’ obligations under the ABL Credit Agreement are guaranteed by us and certain of our subsidiaries meeting materiality thresholds set forth in the ABL Credit Agreement.

The borrowing base under the ABL Credit Agreement is comprised of 85%  of eligible advertising accounts; the lesser of (i) 80% of eligible unbilled advertising accounts receivable and (ii) $3.0 million; and the lesser of (i) $6.0 million and (ii) 50% of the book value of eligible inventory, in each case subject to reserves established by the administrative agent (“Borrowing Base”). The proceeds of the loans under the ABL Credit Agreement may be used for working capital and general corporate purposes. The Borrowers have the right to prepay loans under the ABL Credit Agreement in whole or in part at any time without penalty. Subject to availability under the Borrowing Base, amounts repaid may be reborrowed.

As of July16, 2018, under the ABL Credit Agreement we had availability of $46.4 million, and $10.0 million was borrowed to pay expenses associated with the refinancing transactions (leaving $36.4 million in additional availability).  The $10.0 million outstanding under the ABL Credit Agreement was repaid during the third quarter of 2018. The borrowing base is recalculated monthly and is not expected to be subject to material changes in availability except in the fourth quarter of 2018 and early in the first quarter of 2019 when it is expected to increase as a result of the seasonality of advertising sales around year-end holiday periods (and resulting growth in advertising accounts receivable balances).

Loans under the ABL Credit Agreement bear interest, at our option, at either a rate based on LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of Wells Fargo’s publicly announced prime rate, the federal funds rate plus 0.50% or one-month LIBOR plus 1.0%. The margin ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans and is determined based on average excess availability. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans.

The ABL Credit Agreement requires, at any time the availability under our revolving credit facility falls below the greater of 12.5% of the total facility size or approximately $8.1 million, to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 until such time as the availability under our revolving credit facility exceeds such threshold for 30 consecutive days.

The ABL Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the ABL Credit Agreement contains customary negative covenants limiting our ability and the ability of our subsidiaries, among other things, to incur debt, grant liens, make investments, make certain restricted payments and sell assets, subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the ABL Credit Agreement immediately due and payable and may exercise the other rights and remedies provided for under the ABL Credit Agreement and related loan documents. The events of default under the ABL Credit Agreement include, subject to grace periods in certain instances, payment defaults, cross defaults with certain other indebtedness, breaches of covenants or representations and warranties, change in control of us and certain bankruptcy and insolvency events with respect to us meeting a materiality threshold set forth in the ABL Credit Agreement.

Junior Lien Term Loan Agreement

On July 16, 2018, we entered into the Junior Term Loan Agreement, which provides for a $157.1 million Tranche A Junior Term Loans and a $193.5 million Tranche B Junior Term Loans (collectively “Junior Term Loans”).  The Tranche A Junior Term Loans mature and principal is payable on July 15, 2030 and the Tranche B Junior Term Loans mature and principal is payable on July 15, 2031. Our obligations under the Junior Term Loan Agreement are guaranteed by our subsidiaries that guarantee the 2026 Notes as set forth in the Junior Term Loan Agreement.  Pursuant to the terms of the

Junior Term Loan Agreement, affiliates of Chatham Asset Management, LLC may elect to convert up to $75.0 million in aggregate principal amount of 2029 Debentures owned by them into an equal principal amount of Tranche B Junior Term Loans or notes with terms substantially similar to the Tranche B Junior Term Loans upon written notice to us.

The Junior Term Loans were issued at premiums in order to use the proceeds of the loans to repurchase certain unsecured debentures at a quoted value as the close of business on July 13, 2018, and to use the remaining proceeds, along with the issuance of our 2026 Notes, to repurchase our 2022 Notes (see “Satisfaction and Discharge of 2022 Notes” and discussions below).

The proceeds of the loans under the Junior Term Loan Agreement were used to effect the exchange with the lender of approximately $82.1 million in aggregate principal amount of 2027 Debentures, approximately $193.5 million in aggregate principal amount of 2029 Debentures and to pay fees, costs and expenses in connection with the debt refinancing.

We have the right to prepay loans under the Junior Term Loan Agreement, in whole or in part, at any time, at (i) specified prices that decline over time, plus accrued and unpaid interest, if any, in the case of Tranche A Junior Term Loans, and (ii) a price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest, if any, in the case of the Tranche B Junior Term Loans. Amounts prepaid may not be reborrowed.

Tranche A Junior Term Loans bear interest at a rate per annum equal to 7.795% and Tranche B Junior Term Loans bear interest at a rate per annum equal to 6.875%. Interest on the loans is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019.

The Junior Term Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Junior Term Loan Agreement contains customary negative covenants limiting the ability of us, among other things, to incur debt, grant liens, make investments, make certain restricted payments and sell assets, subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Junior Term Loan Agreement immediately due and payable and may exercise the other rights and remedies provided for under the Junior Term Loan Agreement and related loan documents. In general the affirmative and negative covenants of the Junior Term Loan Agreement are substantially the same as the covenants in the 2026 Notes Indenture.

Satisfaction and Discharge of 2022 Notes

On July 16, 2018, we deposited sufficient funds with the 2022 Notes Trustee to pay the redemption price payable in respect of all outstanding 2022 Notes, plus accrued and unpaid interest on the 2022 Notes up to, but excluding, the redemption date. The 2022 Notes were issued under the 2022 Notes Indenture.

As a consequence of the foregoing, we satisfied and discharged our obligations (subject to certain exceptions) under the 2022 Notes Indenture and the related security documents in accordance with the satisfaction and discharge provisions of the 2022 Notes Indenture. Upon the satisfaction and discharge of the 2022 Notes Indenture on July 16, 2018, all of the liens on the collateral securing the 2022 Notes were released and we and the guarantors were discharged from our respective obligations under the 2022 Notes and the guarantees thereof.

On July 16, 2018, the 2022 Notes Trustee, at our direction, delivered a notice of redemption to holders of all $344.1 million in aggregate principal amount of outstanding 2022 Notes. We paid a redemption premium of $15.5 million, which was equal to 4.5% of the outstanding principal amount.

The following table summarizes our ABL Credit Agreement and long-term debt as of July 16, 2018:

Face Value at
July 16,
(in thousands)	2018
ABL Credit Agreement	$10,000
Notes:
9.00% senior secured notes due in 2026	310,000
7.795% tranche A junior term loan due in 2030	157,083
6.875% tranche B junior term loan due in 2030	193,466
7.150% unsecured debentures due in 2027	7,105
6.875% unsecured debentures due in 2029	82,764
Total long-term debt	$760,418

The $10.0 million on the ABL Credit Agreement debt is due within the next five years and all other debt is due thereafter.

We expect to record a gain on extinguishment of debt related to our debt refinancing in the third quarter of 2018.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended July 1, 2018, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2017 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 12, 2018. All period references are to our fiscal periods unless otherwise indicated.

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

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2018	2017	2018	2017
Revenues:
Advertising	52.3%	55.6%	51.3%	54.9%
Audience	41.5%	40.0%	42.4%	40.6%
Other	6.2%	4.4%	6.3%	4.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

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

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the quarter and six months ended July 1, 2018,  and June 25, 2017.

Recent Developments

Asset sales and leasebacks

In the quarter and six months ended July 1, 2018, we recognized a loss of $0.2 million and a gain of $3.1 million, respectively, related to the sale of land and buildings in several of our markets. We also have various sales agreements or letters of intent to sell other properties that are expected to close in 2018.

On April 23, 2018, we closed a sale and leaseback of real property in Columbia, South Carolina. The transaction resulted in net proceeds of $15.7 million. We are leasing back the Columbia property under a 15-year lease with initial annual payments totaling approximately $1.6 million. The lease includes a repurchase clause allowing us to repurchase the property after the 15-year lease term. Accordingly, the lease is being treated as a financing lease, and we continue to depreciate the carrying value of the property in our financial statements. No gain or loss will be recognized on the sale and leaseback of the property until we no longer have a continuing involvement in the property.

Under the 2022 Notes Indenture we were required to use the net after tax proceeds of $13.0 million from the Columbia transaction to reinvest in the company within 365 days from the date of the sale or to make an offer to the holders of the 2022 Notes to purchase their notes at 100% of the principal amount plus accrued and unpaid interest. On April 25, 2018, we announced an offer to purchase $13.0 million of the 2022 Notes using the net after tax proceeds from the Columbia transaction at par plus accrued and unpaid interest. The offer expired on May 22, 2018, and $0.5 million principal amount of the 2022 Notes were tendered in the offer and redeemed by us at par.

Debt Repurchase and Extinguishment of Debt

In January 2018, pursuant to the terms of the 2022 Notes Indenture, we redeemed $75.0 million aggregate principal amount of our 2022 Notes at a premium. In February 2018, we repurchased $20.0 million of our 2022 Notes and as discussed above, in May 2018, we redeemed $0.5 million of our 2022 Notes. In all of these transactions, we wrote off the associated debt issuance costs and recorded a loss on the extinguishment of debt of $5.4 million during the six months ended July 1, 2018.

Debt Refinancing

On July 16, 2018, we announced that we closed on our previously announced offering of $310.0 million aggregate principal amount of our 2026 Notes. The 2026 Notes are guaranteed by certain of our subsidiaries. The 2026 Notes and the guarantees are secured by a first-priority lien on certain of our subsidiary guarantors’ assets and by second-priority-liens on certain of our subsidiary guarantor’s other assets.

We also delivered a notice of full redemption to the trustee of the $344.1 million aggregate principal amount of our outstanding 2022 Notes. The 2022 Notes will be redeemed on August 15, 2018, at a premium, together with accrued and unpaid interest.

On July 16, 2018, we entered into a Junior Lien Term Loan Credit Agreement, which provides for a $157.1 million Tranche A Junior Term Loan and a $193.5 million Tranche B Junior Term Loan. The Tranche A Junior Term Loans mature and principal is payable on July 15, 2030 and the Tranche B Junior Term Loans mature and principal is payable on July 15, 2031. Our obligations under the Junior Term Loan Agreement are guaranteed by our subsidiaries that guarantee the 2026 Notes as set forth in the Junior Term Loan Agreement.

The proceeds of the loans under the Junior Term Loan Agreement were used to effect the exchange with the lender of approximately $82.1 million in aggregate principal amount of 2027 Debentures and approximately $193.5 million in aggregate principal amount of 2029 Debentures and to pay fees, costs and expenses in connection with the debt refinancing.

On July 16, 2018, we entered into an ABL Credit Agreement, which provides for a $65.0 million secured asset-backed revolving credit facility with a letter of credit subfacility and a swing line subfacility. In addition, the ABL Credit Agreement provides for a $35.0 million cash secured letter of credit facility. The commitments under the ABL Credit Agreement expire July 16, 2023.

We used the net proceeds of the 2026 Notes offering, together with cash available under the ABL Credit Agreement, junior lien term loan financing and cash on hand, to fund our refinancing transaction and related expenses and the satisfaction and discharge and redemption of all of our outstanding 2022 Notes.

We expect to record a gain on extinguishment of debt related to our debt refinancing in the third quarter of 2018.

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarter and six months ended July 1, 2018, and June 25, 2017:

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net loss	$(20,365)	$(37,446)	$(59,306)	$(133,021)

Net loss per diluted common share	$(2.62)	$(4.91)	$(7.66)	$(17.49)

The decrease in the net loss in the quarter and six months ended July 1, 2018, compared to the same periods in 2017, was primarily due to pre-tax impairment charges of $46.1 million and $169.1 million related to our CareerBuilder investment recorded in the quarter and six months ended June 25, 2017, respectively. This decrease was partially offset by charges of $10.1 million and $24.4 million related to the current year impact of the valuation allowance on deferred taxes during the quarter and six months ended July 1, 2018, respectively. In addition, advertising revenues were lower during the quarter and six months ended July 1, 2018, but the decrease was partially offset by a decrease in expenses, as described in greater detail below.

Revenues

During the quarter and six months ended July 1, 2018, total revenues decreased 9.2% and 9.7%, respectively, compared to the same period in 2017 primarily due to the continued decline in demand for print advertising. The decline in print advertising was primarily a result of large retail advertisers continuing to reduce preprinted insert advertising and in-newspaper ROP advertising. The decline in print advertising revenues is the result of the desire of advertisers to reach online customers directly, and the secular shift in advertising demand from print to digital products. We expect these trends to continue for the foreseeable future.

The following table summarizes our revenues by category:

	Quarters Ended				Six Months Ended
	July 1,	June 25,	$	%	July 1,	June 25,	$	%
(in thousands)	2018	2017	Change	Change	2018	2017	Change	Change
Advertising:
Retail	$47,484	$58,701	$(11,217)	(19.1)	$91,814	$114,928	$(23,114)	(20.1)
National	11,697	9,889	1,808	18.3	21,454	18,726	2,728	14.6
Classified	27,165	31,204	(4,039)	(12.9)	54,729	62,632	(7,903)	(12.6)
Direct marketing and other	20,607	25,445	(4,838)	(19.0)	38,843	48,842	(9,999)	(20.5)
Total advertising	106,953	125,239	(18,286)	(14.6)	206,840	245,128	(38,288)	(15.6)
Audience	84,825	89,915	(5,090)	(5.7)	171,103	181,331	(10,228)	(5.6)
Other	12,570	9,966	2,604	26.1	25,263	19,873	5,390	27.1
Total revenues	$204,348	$225,120	$(20,772)	(9.2)	$403,206	$446,332	$(43,126)	(9.7)

Advertising Revenues

Total advertising revenues decreased 14.6% and 15.6% during the quarter and six months ended July 1, 2018, compared to the same periods in 2017. While we experienced declines in all of our advertising revenue categories, except national, the total decrease was primarily related to declines in print retail and classified advertising revenues. The decreases in print advertising revenues were partially offset by increases in all of our digital revenue categories, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2018	2017	2018	2017
Advertising:
Retail	44.4%	46.9%	44.4%	46.9%
National	10.9%	7.9%	10.4%	7.6%
Classified	25.4%	24.9%	26.4%	25.6%
Direct marketing and other	19.3%	20.3%	18.8%	19.9%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and six months ended July 1, 2018, retail advertising revenues decreased 19.1% and 20.1%, respectively, compared to the same periods in 2017. In the second quarter, the decrease in retail advertising revenues was primarily due to decreases of 25.2% in print ROP advertising revenues and 37.2% in preprint advertising revenues, compared to the same period in 2017. These decreases were partially offset by an increase in digital retail advertising of 1.0% in the second quarter of 2018 compared to the same period in 2017. In the first six months of 2018, the decrease in retail advertising revenues was primarily due to decreases of 26.3% in print ROP advertising revenues and 37.8% in preprint advertising revenues, compared to the same period in 2017. These decreases were partially offset by an increase in digital retail advertising of 0.9% in the first six months of 2018 compared to the same period in 2017. The overall decreases in retail advertising revenues for the quarter and six months ended July 1, 2018, were spread among various ROP and preprint categories.

National:

National advertising revenues increased 18.3% and 14.6% during the quarter and six months ended July 1, 2018, respectively, compared to the same periods in 2017. We had an increase of 31.6% and 27.5% in digital national advertising during the quarter and six months ended July 1, 2018, respectively, and this was partially offset by a 6.9% and 10.2% decrease in print national advertising during the quarter and six months ended July 1, 2018, respectively, compared to the same periods in 2017. Overall, the increase in digital national advertising revenues during the quarter and six months ended July 1, 2018, was largely led by programmatic digital advertising, including mobile and video revenues.

Classified:

During the quarter and six months ended July 1, 2018, total classified advertising revenues decreased 12.9% and 12.6%, respectively, compared to the same periods in 2017. Automotive, employment and real estate advertising combined for 50.8% and 50.4% of our classified advertising revenues during the quarter and six months ended July 1, 2018, respectively, compared to 55.4% in both the quarter and six months ended June 25, 2017, respectively. Other classified advertising revenues, which includes legal, remembrance and celebration notices and miscellaneous classified advertising, represents the remaining classified advertising revenues. During the second quarter of 2018 compared to the same period in 2017, we experienced an 8.3% increase in digital classified advertising led by other classified advertising and a 30.1% decrease in print classified advertising. During the first six months of 2018, compared to the same period in 2017, we experienced increases in digital classified advertising of 9.8% and decreases in print classified advertising of 30.6% for the same reasons discussed for the second quarter of 2018.

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

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 43.4%  and 43.2% of total advertising revenues in the quarter and six months ended July 1, 2018,  respectively, compared to 34.3% and 33.8% for the same periods in 2017, respectively. Total digital advertising includes digital-only advertising and digital advertising bundled with print. In the second quarter of 2018, total digital advertising revenues increased 8.0% to $46.4 million compared to the same period in 2017 partially reflecting the change in allocation from print/digital bundled sales to digital-only sales as discussed above in classified advertising. In the first six months of 2018, total digital advertising revenues increased 7.8% to $89.4 million compared to the same period in 2017 also partially reflecting the change in allocation discussed above.

Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy with print sold as an “up-sell.” Digital-only advertising revenues increased 20.2% to $39.4 million in the second quarter of 2018 compared to the same period in 2017. Digital-only advertising revenues increased 20.9% to $75.7 million in the first six months of 2018 compared to the same period in 2017.

Digital advertising revenues bundled with print products declined 31.1% and 32.3%, in the quarter and six months of 2018, respectively, compared to the same periods in 2017 as a result of fewer print advertising sales. The newspaper industry continues to experience a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers and are increasingly focused on online customers. While our product offerings and collaboration efforts in digital advertising have grown, we expect to continue to face intense competition in the digital advertising space.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 19.0% and 20.5% during the quarter and six months ended July 1, 2018,  respectively, compared to the same periods in 2017. The decrease was largely due to declines in preprint advertising by large retail customers as described above and, to a lesser extent to, decreases in our niche products.

Audience Revenues

Audience revenues decreased 5.7% and 5.6% during quarter and six months ended July 1, 2018,  respectively, compared to the same periods in 2017. Overall, digital audience revenues increased 0.6% and 1.6%  during the quarter and first six months of 2018, respectively. Digital-only audience revenues increased 21.8% and 19.2% in the quarter and first six months of 2018, respectively. The increase in digital-only audience revenues during the first six months of 2018 was a result of a 34.5% increase in our digital-only subscribers to 122,400 as of the end of the second quarter of 2018 compared to 91,000 as of the end of the second quarter in 2017.

Print audience revenues decreased 8.1%  and 8.4% in the quarter and first six months of 2018, respectively, compared to the same periods in 2017, primarily due to lower print circulation volumes and were partially offset by pricing adjustments. We have a dynamic pricing model for our traditional subscriptions for which pricing is constantly being adjusted. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by our industry as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we also increased our subscription-related marketing and promotion efforts.

Operating Expenses

Total operating expenses decreased 4.8% and 7.8% in the quarter and six months ended July 1, 2018,  respectively, compared to the same periods in 2017. The decrease during the quarter and first six months of 2018 was primarily due to decreases in compensation and newsprint, supplements and printing expenses compared to the same periods in 2017, as discussed below. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies.

The following table summarizes operating expenses:

	Quarters Ended				Six Months Ended
	July 1,	June 25,	$	%	July 1,	June 25,	$	%
(in thousands)	2018	2017	Change	Change	2018	2017	Change	Change
Compensation expenses	$77,937	$86,823	$(8,886)	(10.2)	$157,149	$178,231	$(21,082)	(11.8)
Newsprint, supplements and printing expenses	13,761	16,459	(2,698)	(16.4)	27,420	34,304	(6,884)	(20.1)
Depreciation and amortization expenses	19,222	19,624	(402)	(2.0)	38,455	39,428	(973)	(2.5)
Other operating expenses	91,817	90,104	1,713	1.9	181,466	184,821	(3,355)	(1.8)
Other asset write-downs	—	—	—	—	59	1,957	(1,898)	(97.0)
	$202,737	$213,010	$(10,273)	(4.8)	$404,549	$438,741	$(34,192)	(7.8)

Compensation expenses, which included both payroll and fringe benefit costs, decreased 10.2% and  11.8% in the quarter and six months ended July 1, 2018,  respectively, compared to the same periods in 2017. Payroll expenses declined 11.1% and 12.7% during the quarter and first six months of 2018, respectively, compared to the same periods in 2017, reflecting a 14.1% and 14.9% decline, respectively, in average full-time equivalent employees. Similarly, fringe benefits costs decreased 5.1% and 6.9% in the quarter and first six months of 2018 compared to the same periods in 2017. These decreases were primarily due to decreases in health benefit costs and other fringe benefit costs, such as the employer portion of taxes. These decreases were partially offset by the 2018 implementation of a 401k employer match resulting in costs of $0.6 million and $1.3 million in the quarter and first six months of 2018 with no comparable expense in the same periods in 2017.

Newsprint, supplements and printing expenses decreased 16.4% and 20.1% in the quarter and six months ended July 1, 2018,  respectively, compared to the same periods in 2017. Newsprint expense declined 14.7% and 19.8% during the quarter and first six months of 2018 compared to the same periods in 2017. The newsprint expense declines reflect a decrease in newsprint tonnage used of 24.1% and 23.7% during the quarter and first six months of 2018, respectively, offset by an increase in newsprint prices of 12.7% and 6.0% during the quarter and first six months of 2018, respectively, compared to the same periods in 2017. During these same periods, printing expenses, which are primarily outsourced printing costs, decreased 20.1% and 22.5%, respectively.

Depreciation and amortization expenses decreased 2.0% and 2.5% in the quarter and six months ended July 1, 2018, respectively, compared to the same periods in 2017. Depreciation expense decreased $0.2 million and $0.8 million in the quarter and first six months of 2018, respectively, compared to the same periods in 2017, as a result of assets becoming fully depreciated in previous periods. Amortization expense remained flat in the quarter and first six months of 2018 compared to the same periods in 2017.

Other operating expenses increased 1.9% in the quarter and decreased 1.8% in the six months ended July 1, 2018, compared to the same periods in 2017. The increase in the quarter was primarily due to a $3.3 million gain on the disposal of property and equipment in the second quarter of 2017. The decrease in the six months ended July 1, 2018, was primarily a result of cost savings initiatives and other efforts to reduce operational costs. We have had decreases in various categories, such as travel, bad debt, postage, circulation delivery costs and other miscellaneous expenses that were partially offset by increases for software for various enterprise-wide information technology related projects.

Other asset write-downs in the six months ended July 1, 2018, include an impairment charge of $0.1 million related to classifying certain land and buildings as assets held for sale during the first quarter of 2018 compared to a write down of $2.0 million of non-newsprint inventory during the first quarter of  2017.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 11.6% and 9.6% in the quarter and six months ended July 1, 2018, respectively, compared to the same periods in 2017. Interest expense related to debt balances decreased by $3.4 million and $6.2 million, in the quarter and first six months of 2018, respectively, as a result of lower overall debt balances reflecting repurchases of debt made during early 2018 and throughout fiscal year 2017. In the quarter and first six months of 2018, this was offset by an increase of non-cash imputed interest of $1.5 million and $2.7 million, respectively, related to our financing obligations due to the sale and leaseback of our Sacramento, CA real property in the third quarter of 2017.

Equity Income (Loss) in Unconsolidated Companies, Net:

During the quarter ended July 1, 2018, we recorded equity income in unconsolidated companies of $2.3 million compared to losses of $0.2 million in the same period in 2017. During the six months ended July 1, 2018, we recorded equity income of $1.0 million compared to losses of $0.1 million in the same period in 2017. Our positive earnings in the quarter and first six months of 2018 resulted from distributions of earnings from our investment in CareerBuilder.

Impairments Related to Equity Investments, Net:

As described more fully in Note 4, during the quarter and six months ended June 25, 2017, we recorded $46.1 million and $169.1 million, respectively, in pre-tax impairment charges related to our equity investment in CareerBuilder.  We had no impairment charges related to equity investments during the quarter and six months ended July 1, 2018.

Extinguishment of Debt:

During the quarter and six months ended July 1, 2018, we redeemed or repurchased $0.5 million and $95.5 million, respectively, aggregate principal amount of 2022 Notes. We repurchased these notes at prices higher than par value and we wrote off historical debt issuance costs. As a result, we recorded losses on the extinguishment of debt totaling $19.0 thousand and $5.4 million during the quarter and first six months of 2018. See Note 5 for further discussion.

Income Taxes:

In the quarter and six months ended July 1, 2018, we recorded an income tax expense of $3.6 million and $11.5 million, respectively.  As discussed more fully in Note 1 under Income Taxes, during the quarter and six months ended July 1, 2018, we recorded charges of $10.1 million and $24.4 million related to the current period impact of the valuation allowance on deferred taxes. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes, the tax impact of stock compensation and certain permanently non-deductible expenses.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $20.1 million as of July 1, 2018, compared to $8.4 million and $99.4 million as of June 25, 2017, and December 31, 2017, respectively.

For the foreseeable future, we expect that most of our cash and cash equivalents, and our cash generated from operations will be used to (i) repay debt, (ii) pay income taxes, (iii) fund our capital expenditures, (iv) invest in new revenue initiatives,  digital investments and enterprise-wide operating systems, (v) make required contributions to the Pension Plan,  and (vi) for other corporate uses as determined by management and our Board of Directors. As of July 1, 2018, we had approximately $709.5 million in total aggregate principal amount of debt outstanding, consisting of $344.1 million of our 2022 Notes and $365.4 million of our 2027 Debentures and 2029 Debentures.

See Note 9 and Recent Developments above, regarding the transactions we entered into in July 2018 related to the restructuring and refinancing of certain of our debt. Following the completion of this refinancing, we have approximately $760.4 million of aggregate principal amount of debt outstanding.  Also see Recent Developments previously, related to the sale and leaseback of our Columbia real property.

We expect to continue to opportunistically repurchase or restructure our debt from time to time if market conditions are favorable, whether through privately negotiated repurchases of debt using cash from operations, or other types of tender offers or exchange offers or other means. We may refinance or restructure a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents to fund our operations.

The following table summarizes our cash flows:

	Six Months Ended
	July 1,	June 25,
(in thousands)	2018	2017
Cash flows provided by (used in)
Operating activities	$9,292	$15,766
Investing activities	(3,772)	1,612
Financing activities	(84,779)	(15,246)
Increase (decrease) in cash, cash equivalents and restricted cash	$(79,259)	$2,132

Operating Activities:

We generated $9.3 million of cash from operating activities in the six months ended July 1, 2018, compared to $15.8 million in the six months ended June 25, 2017.  The decrease in operating cash flows primarily reflects a  $2.3 million change in our inventory balances in the first six months of 2018 compared to the same period in 2017. The remaining changes in operating activities related to miscellaneous timing differences in various payments and receipts.

Pension Plan Matters

We made no cash contributions to the Pension Plan during the first six months of 2018 or 2017. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we did not have a required cash contribution for 2017 and we do not expect to have a required pension contribution under the Employee Retirement Income Security Act in fiscal year 2018. However, we expect to have material contributions in the future.

Investing Activities:

We used  $3.8 million of cash from investing activities in the six months ended July 1, 2018.  We received proceeds from the sale of property, plant and equipment (“PP&E”) of  $4.0 million. These amounts were offset by the purchase of PP&E for $5.9 million and contributions to equity investments of $1.9 million. We expect total capital expenditures for the full year of 2018 to be approximately $12.0 million. We generated  $1.6 million of cash from investing activities in the six months ended June 25, 2017, which was primarily due to the purchase of PP&E of  $4.6 million and made contributions to equity investments of $2.7 million, which were more than offset by proceeds from the sale of PP&E and other for  $8.9 million.

Financing Activities:

We used  $84.8 million of cash for financing activities in the six months ended July 1, 2018, compared to using  $15.2 million in the six months ended June 25, 2017. During the six months ended July 1, 2018, we repurchased or redeemed $95.5 million principal amount of our 2022 Notes, for $99.8 million in cash. See Note 5 for further discussion. These repurchases were partially offset by the $15.7 million increase in our financial obligations as a result of the sale and leaseback of one of our real properties, as described in Recent Developments previously. We repurchased $15.0 million principal amount of our 2022 Notes for $15.7 million in cash in a privately negotiated repurchase during the first six months of 2017.

Contractual Obligations:

As of July 1, 2018,  except for the debt refinance that we have discussed in Notes 5 and 9, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of July 1, 2018, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 1, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 7 included as part of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS.

Except for a set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Following the Refinancing (as defined below), we will have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations, including under the 2026 Notes.

Following the refinancing of our debt, as described in Note 9, Subsequent Events (“Refinancing”), we have a substantial amount of indebtedness. As of July 1, 2018, on an as adjusted basis after giving effect to the Refinancing:

•	we and the guarantors would have approximately $750.4 million of total indebtedness, net of an ABL revolver draw, which was subsequently repaid;

•

we and the guarantors would have approximately $660.5 million of total secured indebtedness, $310.0 million aggregate principal amount of which would consist of the 2026 Notes, $350.5 million of which would have consisted of loans outstanding under the Junior Lien Loans; we would also expect to have approximately $47.0 million of availability under the ABL Credit Agreement;

•

we and the guarantors would have approximately $89.9 million of existing unsecured indebtedness under the Debentures that was effectively subordinated to the 2026 Notes and the guarantees to the extent of the value of the collateral for the 2026 Notes and the guarantees; and

•

our Non-Guarantor Subsidiaries would have no indebtedness and $0.8 million of other liabilities (excluding intercompany balances and obligations of a type not required to be reflected on a balance sheet prepared in accordance with GAAP), which are structurally senior to the 2026 Notes and the guarantees.

We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

•	make it more difficult for us to make payments on our indebtedness, including the 2026 Notes;

•	increase our vulnerability to general economic, industry and competitive conditions, including recessions and periods of significant inflation and financial market volatility;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on the 2026 Notes;

•	place us at a competitive disadvantage compared to our competitors that have less debt and lease obligations; and

•

limit our ability to borrow additional funds that may be needed for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

We may not be able to generate sufficient cash to service our debt obligations, including our obligations under the 2026 Notes.

Our and our subsidiaries’ ability to make payments on and to refinance our indebtedness, including the 2026 Notes, will depend on our consolidated financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We and our subsidiaries may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the 2026 Notes.

If we and our subsidiaries’ cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the 2026 Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We cannot assure you that the Company or the guarantors would be able to implement any of these alternatives on satisfactory terms or at all. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The indenture governing the 2026 Notes will restrict our and our subsidiaries’ ability to, among other things, dispose of assets, use the proceeds from any disposition of assets and refinance indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

If we are unable to service our debt obligations from cash flows, we may need to refinance all or a portion of our debt obligations prior to maturity. Our ability to refinance or restructure our debt will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Covenants in the indenture governing the 2026 Notes, the Junior Term Loan Agreement, the ABL Credit Agreement and our other future debt agreements will restrict our business in many ways.

The indenture governing the 2026 Notes, the Junior Term Loan Agreement and the ABL Credit Agreement contain various covenants that limit, subject to certain exceptions, our ability and/or our restricted subsidiaries’ ability to, among other things, as applicable:

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

The restrictions contained in the ABL Credit Agreement, the Junior Term Loan Agreement and the indenture governing the 2026 Notes could adversely affect our ability to:

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

A breach of any of these covenants could result in a default under the indenture governing the 2026 Notes, the Junior Term Loan Agreement or the ABL Credit Agreement. Further, additional indebtedness that we incur in the future may subject us to further covenants. Our failure to comply with these covenants could result in a default under the agreements governing the relevant indebtedness. If a default under the indenture, the Junior Term Loan Agreement, the ABL Credit Agreement or any such debt agreement is not cured or waived, the default could result in the acceleration of debt under our debt agreements, including the indenture, the Junior Term Loan Agreement, the ABL Credit Agreement or any such debt agreement that contain cross-acceleration or cross-default provisions, which could require us to repurchase or repay debt prior to the date it is otherwise due and that could adversely affect our financial condition.

Our ability to comply with covenants contained in the indenture, the Junior Term Loan Agreement, our ABL Credit Agreement or any other debt agreements to which we may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us. In addition, our obligations under the 2026 Notes, the Junior Term Loan Agreement and the ABL Credit Agreement will be secured, subject to Permitted Liens, and such security interests could (subject to the intercreditor agreement, dated as of July 16, 2016, by and among the Company, the guarantors, The Bank of New York Mellon Trust Company, N.A., and the Wells Fargo, N.A. (“ABL Intercreditor Agreement”)) be enforced in the event of default by the collateral agent for the ABL Credit Agreement. In the event of such an enforcement, we cannot assure you that the proceeds from an enforcement would be sufficient to pay our obligations under the 2026 Notes or at all.

We will need to repay our existing obligations and meet other obligations and the failure to do so could adversely affect our business.

We may not be able to generate sufficient cash internally to repay all of our indebtedness at maturity. As of July 1, 2018, on an as adjusted basis after giving effect to the Refinancing, we would have had approximately $750.4 million of total indebtedness outstanding.

Our ability to make payments on and to refinance our indebtedness, including the 2026 Notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the 2026 Notes, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, including the 2026 Notes, on or before the maturity thereof, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness, including the 2026 Notes, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations or our ability to refinance our existing debt. The terms of existing or future debt instruments, including the indenture governing the 2026 Notes offered hereby, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the 2026 Notes.

We may not be able to refinance existing obligations or raise any required additional capital or do so on favorable terms following the Refinancing. Borrowing costs related to future capital raising activities may be significantly higher than our current borrowing costs, and we may not be able to raise additional capital on favorable terms, or at all, if unsettled conditions in financial markets continue to exist. We may be forced to cancel or scale back our business activities, and we may be unable to refinance our debt.

ITEM 6. EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
10.1		Amended and Restated Term Loan Framework Agreement, dated as of June 26, 2018, between the Company and Chatham Asset Management, LLC
10.2		Credit Agreement dated July 16, 2018, among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent
10.3		Fifth Supplemental Indenture, dated as of July 13, 2018, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes
10.4		Indenture dated July 16, 2018, among the Company, certain subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., relating to the 9.000% Senior Secured Notes due 2026
10.5		Form of Global 9.000% Senior Secured Notes due 2026 (included in Exhibit 10.4)
10.6

Junior Lien Term Loan Agreement dated July 16, 2018, among the Company, the lenders party thereto, the guarantors party thereto, and The Bank of New York Mellon, N.A., as administrative agent, tranche A collateral agent and tranche B collateral agent

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

The McClatchy Company
(Registrant)

August 9, 2018	/s/Craig I. Forman
Date	Craig I. Forman Chief Executive Officer

August 9, 2018	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer