Form 10-Q
period 2018-09-30
MCCLATCHY CO
filed 2018-11-09
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2018

or

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

Yes ☒  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒
Non-accelerated filer ◻	Smaller reporting company ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes ◻  No ☒

As of November 2, 2018, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,380,650
Class B Common Stock	2,428,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017
REVENUES — NET:
Advertising	$95,102	$115,331	$301,942	$360,459
Audience	84,040	87,142	255,143	268,473
Other	11,923	10,131	37,186	30,004
	191,065	212,604	594,271	658,936
OPERATING EXPENSES:
Compensation	73,501	80,652	230,650	258,883
Newsprint, supplements and printing expenses	12,913	15,075	40,333	49,379
Depreciation and amortization	19,041	19,588	57,496	59,016
Other operating expenses	90,527	83,963	271,993	268,784
Other asset write-downs	14,148	8,715	14,207	10,672
	210,130	207,993	614,679	646,734

OPERATING INCOME (LOSS)	(19,065)	4,611	(20,408)	12,202

NON-OPERATING INCOME (EXPENSE):
Interest expense	(23,346)	(19,801)	(60,181)	(60,547)
Interest income	135	121	441	410
Equity income (loss) in unconsolidated companies, net	(473)	(600)	573	(696)
Impairments related to investments in unconsolidated companies, net	—	(1,866)	—	(171,013)
Gains related to investments in unconsolidated companies	1,721	—	1,721	—
Gain (loss) on extinguishment of debt, net	36,286	(1,831)	30,918	(2,700)
Retirement benefit expense	(2,778)	(3,328)	(8,335)	(9,983)
Other — net	136	23	71	106
	11,681	(27,282)	(34,792)	(244,423)

Loss before income taxes	(7,384)	(22,671)	(55,200)	(232,221)
Income tax (benefit) expense	(14,422)	237,805	(2,932)	161,276
NET INCOME (LOSS)	$7,038	$(260,476)	$(52,268)	$(393,497)

Net income (loss) per common share:
Basic	$0.90	$(34.11)	$(6.74)	$(51.67)
Diluted	$0.90	$(34.11)	$(6.74)	$(51.67)

Weighted average number of common shares:
Basic	7,778	7,637	7,754	7,616
Diluted	7,850	7,637	7,754	7,616

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; amounts in thousands)

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017
NET INCOME (LOSS)	$7,038	$(260,476)	$(52,268)	$(393,497)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans: (1)
Change in pension and post-retirement benefit plans	5,550	7,712	16,649	12,853
Investment in unconsolidated companies: (1)
Other comprehensive income	—	2,697	—	6,743
Other comprehensive income	5,550	10,409	16,649	19,596
Comprehensive income (loss)	$12,588	$(250,067)	$(35,619)	$(373,901)

_____________________

(1) There is no income tax benefit associated with the quarter and nine months ended September 30, 2018, or September 24, 2017, due to the recognition of a valuation allowance.

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,492	$99,387
Trade receivables (net of allowances of $3,772 and $3,225)	65,791	101,081
Other receivables	11,591	11,556
Newsprint, ink and other inventories	9,829	7,918
Assets held for sale	5,924	6,332
Other current assets	17,997	19,000
	115,624	245,274

Property, plant and equipment, net	242,414	257,639
Intangible assets:
Identifiable intangibles — net	178,216	228,222
Goodwill	705,174	705,174
	883,390	933,396
Investments and other assets:
Investments in unconsolidated companies	3,696	7,172
Other assets	61,389	62,437
	65,085	69,609
	$1,306,513	$1,505,918
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$74,140
Accounts payable	30,478	31,856
Accrued pension liabilities	8,941	8,941
Accrued compensation	21,598	24,050
Income taxes payable	—	10,133
Unearned revenue	60,193	60,436
Accrued interest	11,599	7,954
Other accrued liabilities	16,958	18,832
	149,767	236,342
Non-current liabilities:
Long-term debt	638,651	707,252
Deferred income taxes	25,892	28,062
Pension and postretirement obligations	584,158	599,763
Financing obligations	106,192	91,905
Other long-term obligations	43,077	46,926
	1,397,970	1,473,908
Commitments and contingencies

Stockholders’ equity (deficit):
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,429,199 shares and 5,256,325 shares)	54	52
Class B (authorized 60,000,000 shares, issued 2,428,191 shares and 2,443,191 shares)	24	24
Additional paid-in-capital	2,216,926	2,215,109
Accumulated deficit	(2,025,033)	(1,970,097)
Treasury stock at cost, 48,654 shares and 3,157 shares	(475)	(51)
Accumulated other comprehensive loss	(432,720)	(449,369)
	(241,224)	(204,332)
	$1,306,513	$1,505,918

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Nine Months Ended
	September 30,	September 24,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,268)	$(393,497)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	57,496	59,016
Gain on disposal of property and equipment (excluding other asset write-downs)	(2,820)	(10,269)
Retirement benefit expense	8,335	9,983
Stock-based compensation expense	1,819	1,786
Deferred income taxes	(2,170)	153,725
Equity (income) loss in unconsolidated companies	(573)	696
Gains related to investments in unconsolidated companies	(1,721)	—
Impairments related to investments in unconsolidated companies, net	—	171,013
Distributions of income from investments in unconsolidated companies	2,876	—
(Gain) loss on extinguishment of debt, net	(30,918)	2,700
Other asset write-downs	14,207	10,672
Other	(1,119)	(4,823)
Changes in certain assets and liabilities:
Trade receivables	32,622	24,409
Inventories	(1,911)	2,526
Other assets	2,380	1,358
Accounts payable	(1,378)	(4,001)
Accrued compensation	(2,452)	(3,160)
Income taxes	(10,379)	(2,304)
Accrued interest	3,645	6,093
Other liabilities	(7,793)	(5,464)
Net cash provided by operating activities	7,878	20,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,262)	(7,378)
Proceeds from sale of property, plant and equipment and other	4,052	22,656
Distributions from equity investments	—	7,318
Contributions to cost and equity investments	(2,301)	(2,698)
Proceeds from sale of unconsolidated companies and other-net	5,301	66,652
Net cash provided by (used in) investing activities	(2,210)	86,550

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of notes and related expenses	(459,539)	(70,615)
Proceeds from issuance of debt	361,449	—
Payment of financing costs	(17,387)	—
Proceeds from sale-leaseback financing obligations	15,749	43,971
Purchase of treasury shares	(424)	(457)
Other	(441)	861
Net cash used in financing activities	(100,593)	(26,240)
Increase (decrease) in cash, cash equivalents and restricted cash	(94,925)	80,769
Cash, cash equivalents and restricted cash at beginning of period	131,354	36,248
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$36,429	$117,017

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

Our policy is to recognize significant transfers between levels at the actual date of the event or circumstance that caused the transfer. During the quarter ended September 30, 2018, as a result of the refinancing transactions discussed in Note 5, we transferred our Debentures (as defined in Note 5) from Level 2 to Level 3 in the fair value hierarchy.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of September 30, 2018, and December 31, 2017, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.   At September 30, 2018 the carrying value and the estimated fair value of our 2026 Notes (as defined in Note 5) was $290.0 million and $314.3 million, respectively. As of December 31, 2017, the carrying value and the estimated fair value of the long-term debt, including the current portion of long-term debt, was $781.4 million and $810.7 million, respectively. The fair value of our long-term debt is described above was determined using quoted market prices, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

At September 30, 2018, the carrying value and the estimated fair value of our Debentures and Junior Term Loans (as defined in Note 5), was $348.6 million and $328.7 million, respectively. The fair values of our Debentures and Junior Term loans were estimated based on available market evidence, including quoted market prices for the same or similar instruments. If market evidence was not available or reliable, the fair value was based on the net present value of the future cash flows using interest rates derived from market inputs and a Treasury yield curve in effect at September 30, 2018. These are considered to be Level 3 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets that may be measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and cost or equity method investments. All of these are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include the expected cash flows and the discount rates that we estimate market participants would seek for bearing the risk associated with such assets.

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) and net realizable value. During the nine months ended September 24, 2017, we recorded a $2.0 million write‑down of non-newsprint inventory, which is reflected in the other asset write-downs line on our condensed consolidated statement of operations. There were no similar write-downs of newsprint, ink or other inventories during the nine months ended September 30, 2018.

Property, Plant and Equipment

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2018	2017	2018	2017
Depreciation expense	$7,146	$7,496	$21,638	$22,748

Assets Held for Sale

During the nine months ended September 30, 2018, we began to actively market for sale the land and buildings at two of our media companies. In connection with classifying these assets as assets held for sale, the carrying value of the land and building at one of the properties was reduced to its estimated fair value less selling costs, as determined based on the current market conditions and the estimated selling price. As a result, an impairment charge of $0.1 million was recorded during the nine months ended September 30, 2018, and is included in other asset write-downs on our condensed consolidated statement of operations. The land and building at this property were sold during the quarter ended July 1, 2018, with no gain or additional loss. The assets at the second property remain classified as assets held for sale.

Intangible Assets and Goodwill

We test for impairment of goodwill annually at year‑end, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. We perform this testing on our operating segments, which are also considered our reporting units. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using a combination of a discounted cash flow model and market based approaches. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to future revenue, newsprint prices, compensation levels, discount rate, hypothetical transaction structures, and for the market based approach, private and public market trading multiples for newspaper assets. We consider current market capitalization, based upon the recent stock market prices plus an estimated control premium, in determining the reasonableness of the aggregate fair value of the reporting units. We had no impairment of goodwill during the quarters and nine months ended September 30, 2018, or September 24, 2017.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach, which utilizes the discounted cash flow model to determine the fair value of each newspaper masthead. We performed an interim testing of impairment of intangible newspaper mastheads as of September 30, 2018, due to the continuing challenging business conditions in certain markets as of the end of the third quarter of 2018. We also performed an interim testing of impairment of intangible newspaper mastheads as of September 24, 2017, due to the continuing challenging business conditions and the resulting weakness in our stock price as of the end of the third quarter of 2017. Individual newspaper mastheads were estimated using the present value of expected future cash flows, using estimates, judgments and assumptions discussed above that we believe were appropriate in the circumstances. As a result of these interim tests, we recorded intangible newspaper masthead impairment charge of $14.1 million in the quarter and nine months ended September 30, 2018, and $8.7 million in the quarter and nine months ended September 24, 2017. Both of which are recorded in other asset write-downs on our condensed consolidated statements of operations.

Long‑lived assets such as intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of long‑lived assets subject to amortization during the quarters and nine months ended September 30, 2018, or September 24, 2017.

Financing Obligations

Financing obligations consist of contributions of real properties to the Pension Plan in 2016 and 2011, real property previously owned by The Sacramento Bee in Sacramento, California that was sold and leased back during the third quarter of 2017, and real property previously owned by The State in Columbia, South Carolina that we sold and leased back during the second quarter of 2018. Our long-term financing obligations increased by approximately $14.6 million during the first nine months of 2018 with the sale and leaseback of the Columbia real property.

Segment Reporting

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

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 31, 2017	$(442,406)	$(6,963)	$(449,369)
Amounts reclassified from AOCL	16,649	—	16,649
Other comprehensive income	16,649	—	16,649
Balance at September 30, 2018	$(425,757)	$(6,963)	$(432,720)

	Amount Reclassified from AOCL		Amount Reclassified from AOCL
	Quarters Ended		Nine Months Ended
(in thousands)	September 30,	September 24,	September 30,	September 24,	Affected Line in the Condensed
AOCL Component	2018	2017	2018	2017	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$5,550	$7,712	$16,649	$12,853	Retirement benefit expense (1)

_____________________

(1) There is no income tax benefit associated with the quarter and nine months ended September 30, 2018, or September 24, 2017, due to the recognition of a valuation allowance.

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

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) in December 2017, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides that the measurement period for the tax effects of the Tax Act should not extend more than one year from the date the Tax Act was enacted. We have concluded our evaluation of the tax implications of the Tax Act on our accounting, including the impact on state taxes, certain compensation arrangements and depreciation. There were no significant adjustments from our original conclusions as previously reported.

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

We performed our assessment of the deferred tax assets during the third and fourth quarters of 2017, weighing the positive and negative evidence as outlined in ASC 740-10, Income Taxes. As we have incurred three years of cumulative pre-tax losses, such objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. As of December 31, 2017, our valuation allowance against a majority of our deferred tax assets was $109.7 million. For the quarter and nine months ended September 30, 2018, we recorded a valuation allowance benefit of $2.8 million and a charge of $21.6 million, respectively, which is recorded in income tax (benefit) expense on our condensed consolidated statements of operations. Our valuation allowance as of September 30, 2018, was $131.3 million.

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

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(shares in thousands)	2018	2017	2018	2017
Anti-dilutive common stock equivalents	127	336	199	385

Cash Flow Information

Reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheets to the total of the same such amounts shown above:

	September 30,	December 31,
(in thousands)	2018	2017
Cash and equivalents	$4,492	$99,387
Restricted cash included in other assets(1)	31,937	31,967
Total cash, cash equivalents and restricted cash	$36,429	$131,354

_____________________

(1) Restricted cash balances are certificates of deposits secured against letters of credit primarily related to contractual agreements with our workers’ compensation insurance carrier and one of our property leases.

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Nine Months Ended
	September 30,	September 24,
(in thousands)	2018	2017
Interest paid (net of amount capitalized)	$42,910	$45,889
Income taxes paid (net of refunds)	12,865	9,988

Other non-cash investing and financing activities related to pension plan transactions:
Reduction of financing obligation due to sale of real properties by pension plan	(2,667)	—
Reduction of PP&E due to sale of real properties by pension plan	(2,854)	—

During the third quarter of 2018, we completed a debt for debt exchange of a majority of the existing 2027 Debentures and 2029 Debentures for newly issued Tranche A Junior Term Loans and Tranche B Junior Term Loans. This transaction included a non-cash discount of $68.7 million recorded within the gain on extinguishment of debt. See Note 5 for definitions and further information.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“Topic 606”), “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 "Revenue Recognition." ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Topic 606 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In 2016 and 2017, the FASB issued additional updates: ASU No. 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05. These updates provided further guidance and clarification on specific items within the previously issued update. We adopted Topic 606 as of January 1, 2018, using the modified retrospective transition method. See Note 2 for further details.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted ASU 2016-01 as of January 1, 2018, on a prospective basis, but it did not have an impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016-15 as of January 1, 2018, retrospectively, but it did not have an impact on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 addresses the presentation of restricted cash in the statement of cash flows. The standard requires an entity to include restricted amounts with cash and cash equivalents in the statement of cash flows. An entity will no longer present transfers between cash and cash equivalents and restricted amounts on the statement of cash flows. We adopted ASU 2016-18 as of January 1, 2018, using the retrospective transition method to each period presented. As a result of the adoption, net cash provided by operating activities increased of $2.0 million to exclude the changes in restricted cash, resulting in the nine months ended September 24, 2017, on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Accounting Standards Codification 842 (“ASC 842”)) and it replaces the existing guidance in ASC 840, “Leases.” ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets (“ROU”). For income statement purposes operating leases will result in straight-line expenses and capital leases will result in expenses similar to current financing leases. The new lease standard does not substantially change lessor accounting. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. In 2018, the FASB issued ASU No. 2018-01, ASU 2018-10, and ASU 2018-11 that provides further guidance and clarification on specific items within the previously issued update. ASC 842 is effective for us for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

We plan to adopt ASC 842 in our next fiscal year beginning December 31, 2018, using the modified retrospective approach and we intend to elect certain available practical expedients upon adoption. Our leases are made up of mostly real estate, vehicle and other equipment leases. As a result, we anticipate that ASC 842 will have a material impact on our condensed consolidated balance sheets due to the recognition of ROU assets and lease liabilities for operating leases. We expect our accounting for capital leases to remain substantially unchanged and do not expect that adoption will have a material impact on our condensed consolidated statements of operations. We are in the process of reviewing various lease agreements, implementing a lease management and accounting software, and identifying changes to internal controls and processes to appropriately account and disclose for the new standard. We have not yet quantified the standards impact on the condensed consolidated financial statements. We plan to finalize our determination of the impact by the end of the fourth quarter of 2018.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based upon a broad set of information to include historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. It is effective for us for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-02 adds, removes and modifies various disclosure requirements within Topic 820. It is effective for us for interim and annual reporting periods beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this guidance and delay adoption of the additional disclosures until their effective date. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plan-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 adds, removes or clarifies various disclosure requirements within guidance. It is effective for us for annual reporting periods beginning after December 15, 2020, and early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal -Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). It is effective for us for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

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

We recorded a net increase to opening accumulated deficit of $2.7 million as of January 1, 2018, due to the cumulative impact of adopting Topic 606, with the impact primarily related to our audience revenues. The impact to revenues as a result of applying Topic 606 was zero and an increase of $0.4 million for the quarter and nine months ended September 30, 2018, respectively, compared to applying Topic 605.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

All revenues recognized on the condensed consolidated statements of operations are the result of contracts with customers, except for revenues associated with lease income where we are the lessor through a sublease arrangement, as these are outside the scope of Topic 606.

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

Most products, including the printed newspaper advertising product, banner ads on our websites and video ads on our owned and operated player are reported on a gross basis. However, there are some third party products and services that we offer to customers and various revenue share arrangements, such as exchange platforms, that are reported on a net basis. Revenues are earned through being a reseller of a product or participating in an exchange where control over the service provided is limited and costs of the arrangement are net of revenue received.

Audience Revenues

Audience revenues include digital and print subscriptions or a combination of both at various frequencies of delivery. Our subscribers typically pay us in advance of when their subscriptions start or shortly thereafter. Our performance obligation to subscribers of our digital products is the real-time access to news and information delivered through multiple digital platforms. Our performance obligation to our traditional print subscribers is delivery of the physical newspaper according to their subscription plan. Revenues related to digital and print subscriptions are recognized ratably each day that a product is delivered to the subscriber.

Digital subscriptions may be purchased for a day, month, quarter, or year, and revenue is reported daily over the term of the contract.

Traditional print subscriptions may have various frequencies of delivery based upon the subscribers delivery preference. Revenues are recognized based upon each delivery, therefore at a point in time.

Certain subscribers may enter into a grace period (“grace”) after their previous contract term has expired but before payment has be received on the renewal. Grace is granted as a continuation of the subscription contract, so that service is not disrupted, and the extension is accounted for as variable consideration. We estimate these revenue amounts based on the expected amount to be received, taking into account the expected discontinuation of service or nonpayment based on historical experience.

Other Revenues

The largest revenue streams within other revenues are for commercial printing and distribution. The commercial print agreements are between us and third party publishers to print and make available for distribution their finished products. Commercial print contracts are for a daily finished product and each day’s product is unique, or a separate performance obligation.  Revenue is recorded at a point in time upon completion of each day’s print project.

The performance obligation for distribution revenues is the transportation of third-party published products to their subscribers or stores for resale. Distribution is performed substantially the same over the life of the contract and revenue is recognized at the point in time each performance obligation is completed.

We report distribution revenues from the third-party publishers on a gross basis. That is, the amounts that we bill to third party publishers to deliver their finished product to their customers are recorded as revenues, and the amounts paid to our independent carriers to deliver the third party product are recorded as operating expenses.

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

Unearned Revenues

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The decrease in the unearned revenue balance for the nine months ended September 30, 2018, was primarily driven by cash payments received or due in advance of satisfying our performance obligations, exceeded by $55.9 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2017.

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

3.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 31,	Impairment	Disposition	Amortization	September 30,
(in thousands)	2017	Charges	Adjustments	Expense	2018
Intangible assets subject to amortization	$839,284	$—	$(785)	$—	$838,499
Accumulated amortization	(761,013)	—	785	(35,858)	(796,086)
	78,271	—	—	(35,858)	42,413
Mastheads	149,951	(14,148)	—	—	135,803
Goodwill	705,174	—	—	—	705,174
Total	$933,396	$(14,148)	$—	$(35,858)	$883,390

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2018	2017	2018	2017
Amortization expense	$11,895	$12,092	$35,858	$36,268

The estimated amortization expense for the remainder of fiscal year 2018 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2018 (Remainder)	$11,802
2019	24,154
2020	803
2021	680
2022	655
2023	667

4.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

CareerBuilder, LLC

On September 13, 2018, we sold our remaining 3.0% ownership interest in CareerBuilder, LLC (“CareerBuilder”) and received gross proceeds of $5.3 million. As a result of this sale, we recognized a gain on sale of investments in unconsolidated companies of $1.7 million in the quarter and nine months ended September 30, 2018. In the nine months ended September 30, 2018, we also received distributions totaling approximately $2.8 million from CareerBuilder, which relate to returns of earnings. Our 3.0% ownership interest in CareerBuilder was accounted for under the cost method (measurement alternative under ASU 2016-01).

On July 31, 2017, we along with the then-existing ownership group of CareerBuilder sold a majority of the collective ownership interest in CareerBuilder to an investor group. Our ownership interest in CareerBuilder was reduced to approximately 3.0% from 15.0%. We received $73.9 million from the closing of the transaction, consisting of approximately $7.3 million in normal distributions and $66.6 million of gross proceeds. As a result of announcing the sale prior to closing, we recorded $168.6 million in pre-tax impairment charges on our equity investment in CareerBuilder during the nine months ended September 24, 2017.

Other

During the quarter and nine months ended September 24, 2017, excluding the CareerBuilder impairments noted above, we wrote-down $1.9 million and $2.4 million, respectively, of certain other unconsolidated investments.

5.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	September 30,	September 30,	December 31,
(in thousands)	2018	2018	2017
ABL Credit Agreement	$—	$—	$—
Notes:
9.000% senior secured notes due in 2022	—	—	433,819
9.000% senior secured notes due in 2026	310,000	290,054	—
7.795% tranche A junior term loan due in 2030	157,083	122,490	—
6.875% tranche B junior term loan due in 2031	193,466	140,422	—
7.150% debentures due in 2027	7,105	6,816	85,262
6.875% debentures due in 2029	82,764	78,869	262,311
Long-term debt	$750,418	$638,651	$781,392
Less current portion	—	—	74,140
Total long-term debt, net of current	$750,418	$638,651	$707,252

Our outstanding notes are stated net of unamortized debt issuance costs, and unamortized discounts, if applicable, totaling $111.8 million and $23.7 million as of September 30, 2018, and December 31, 2017, respectively.

Debt Redemptions, Repurchases and Extinguishment of Debt

During the first nine months of 2018 and 2017, we redeemed or repurchased our outstanding debt as follows:

	Nine Months Ended
	September 30,	September 24,
	2018	2017
(in thousands)	Face Value	Face Value
9.000% senior secured notes due in 2022	$439,630	$51,685
5.750% notes due in 2017	—	16,865
Total notes matured, repurchased or redeemed	$439,630	$68,550

During the quarter and nine months ended September 30, 2018, we recorded a net gain on the extinguishment of debt of $36.3 million and $30.9 million, respectively, as a result of all of the following transactions that occured in 2018, as described below.

During the quarter ended September 30, 2018, in conjunction with the refinancing discussed below, we redeemed $344.1 million of our 9.000% senior secured notes due in 2022 (“2022 Notes”). We also executed a non-cash exchange of most of our 7.150% debentures due November 1, 2027 (“2027 Debentures”) and 6.875% debentures due March 15, 2029 (“2029 Debentures” and together with the 2027 Debentures, “Debentures”) for new Tranche A and Tranche B Junior Term Loans (as defined below).

The non-cash exchange of the Debentures discussed above was executed with a single lender and its affiliates. We reviewed all of our debt instruments held by this lender prior to and after the refinancing and determined that the new debt instruments were substantially different from the previously held instruments. We concluded that the exchange of the Debentures for the Junior Term Loans should be accounted for as an extinguishment of the Debentures. As a result, during the quarter and nine months ended September 30, 2018, we recorded a gross gain of $68.7 million, which represents the difference between the carrying value of the Debentures and the fair market value of the Junior Term Loans at time of the exchange. This gain was partially offset by $32.3 million, which represents the write-off of the unamortized discounts on the Debentures, unamortized debt issuance costs on the 2022 Notes, and premiums paid on the 2022 Notes.

The net gain on extinguishment of debt recorded on the above transactions was partially offset by a loss on extinguishment of debt recorded in conjunction with our notes redemptions and repurchases during the first six months of 2018. During the first six months of 2018, we (i) redeemed $0.5 million of our 2022 Notes through a tender offer that expired on May 22, 2018, (ii) redeemed $75.0 million of our 2022 Notes, which we had previously announced in December 2017, and (iii) repurchased $20.0 million of the 2022 Notes through a privately negotiated transaction. We recorded any applicable premiums that were paid and wrote off the associated debt issuance costs on the above transactions.

During the quarter and nine months ended September 24, 2017, we recorded a loss on the extinguishment of debt of $1.8 million and $2.7 million, respectively, as a result of the following transactions. During the quarter and nine months ended September 24, 2017, we (i) retired $16.9 million of debt that matured on September 1, 2017; (ii) repurchased a total $35.0 million and $50.0 million, respectively, of our 2022 Notes through privately negotiated transactions; and (iii) redeemed $1.7 million of the 2022 Notes through a tender offer we announced on August 1, 2017, in connection with the sale of a majority of our interest in CareerBuilder as required under the indenture for the 2022 Notes. The notes that matured and the notes that were redeemed as a result of our offer to purchase, were transacted at the principal amount plus accrued and unpaid interest. The 2022 Notes that we repurchased through privately negotiated transactions were repurchased at a premium, and we wrote off the associated debt issuance costs.

Debt Refinancing in July 2018

On July 16, 2018, we entered into an Indenture (“2026 Notes Indenture”), among the Company, guarantor subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (“2026 Notes Trustee”), pursuant to which we issued $310.0 million aggregate principal amount of 9.000% Senior Secured Notes due 2026 (“2026 Notes”) as described more fully under the section “2026 Senior Secured Notes and Indenture” below.

In connection with the issuance of the 2026 Notes and other junior debt instruments described below, we completed a refinancing of all of our 2022 Notes and substantially all of our Debentures, and our revolving credit facilities. On July 16, 2018, we deposited sufficient funds with The Bank of New York Mellon Trust Company, N.A., as trustee (“2022 Notes Trustee”), to pay the redemption price payable for all outstanding 2022 Notes, plus accrued and unpaid interest due on the 2022 Notes to, but excluding, the redemption date. The 2022 Notes were issued under an Indenture, dated as of December 18, 2012, among the Company, guarantor subsidiaries of the Company and the 2022 Notes Trustee (“2022 Notes Indenture”).

As a result of this refinancing, we satisfied and discharged our obligations (subject to certain exceptions) under the 2022 Notes Indenture and the related security documents in accordance with the satisfaction and discharge provisions of the 2022 Notes Indenture. Upon the satisfaction and discharge of the 2022 Notes Indenture on July 16, 2018, all of the liens on the collateral securing the 2022 Notes were released, and we and the guarantors were discharged from our respective obligations under the 2022 Notes and the guarantees thereof.

On July 16, 2018, the 2022 Notes Trustee, at our direction, delivered a notice of redemption to holders of all $344.1 million in aggregate principal amount of outstanding 2022 Notes. The redemption to the holders was completed on August 15, 2018.

ABL Credit Agreement

On July 16, 2018, we entered into a credit agreement, among the Company, the subsidiaries of the Company party thereto,  as borrowers, the lenders party thereto, and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent (“ABL Credit Agreement”). The ABL Credit Agreement provides for up to $65.0 million secured asset-backed revolving credit facility with a letter of credit subfacility and a swing line subfacility. In addition, the ABL Credit Agreement provides for a $35.0 million cash secured letter of credit facility (“LOC Facility”). The commitments under the ABL Credit Agreement expire July 16, 2023. Our obligations under the ABL Credit Agreement are guaranteed by us and by certain of our subsidiaries meeting materiality thresholds set forth in the ABL Credit Agreement as described below.

The proceeds of the loans under the ABL Credit Agreement may be used for working capital and general corporate purposes. We have the right to prepay loans under the ABL Credit Agreement in whole or in part at any time without penalty. Subject to availability under the Borrowing Base, amounts repaid may be reborrowed.

As of September 30, 2018, under the ABL Credit Agreement we had $44.9 million of available credit. The Borrowing Base is recalculated monthly and is subject to seasonality of advertising sales around year-end holiday periods (and resulting growth in advertising accounts receivable balances). As of September 30, 2018, we had a $3.0 million standby letter of credit secured under the LOC Facility. Also, see discussion of our Issuance and Reimbursement Agreement (“LC Agreement”) with Bank of America, N.A., below for additional standby letters of credit outstanding.

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

The ABL Credit Agreement requires us, at any time the availability under our revolving credit facility falls below the greater of 12.5% of the total facility size or approximately $8.1 million, to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 until such time as the availability under our revolving credit facility exceeds such threshold for 30 consecutive days.

The ABL Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the ABL Credit Agreement contains customary negative covenants limiting our ability and the ability of our subsidiaries, among other things, to incur debt, grant liens, make investments, make certain restricted payments and sell assets, subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the ABL Credit Agreement immediately due and payable and may exercise the other rights and remedies provided for under the ABL Credit Agreement and related loan documents. The events of default under the ABL Credit Agreement include, subject to grace periods in certain instances, payment defaults, cross defaults with certain other indebtedness, breaches of covenants or representations and warranties, change in control of us and certain bankruptcy and insolvency events with respect to us and our subsidiaries meeting a materiality threshold set forth in the ABL Credit Agreement.

In connection with entering into the ABL Credit Agreement and the refinancing of our 2022 Notes as described above, we terminated our Third Amended and Restated Credit Agreement, which had a maturity date of December 18, 2019 and had no borrowings outstanding as of July 16, 2018, the date of termination.

Separately we are party to the LC Agreement, under which we may request letters of credit be issued on our behalf in an aggregate face amount not to exceed $35.0 million. We had standby letters of credit totaling $26.7 million outstanding under the LC Agreement as of September 30, 2018. We are required to provide cash collateral equal to 101% of the aggregate undrawn stated amount of each outstanding letter of credit. We expect that this LC Agreement will remain in place as we transition our letters of credit to the ABL Credit Agreement. As of October 12, 2018, we have transferred all but $1.0 million of our outstanding letters of credit to our LOC Facility. Cash collateral associated with the LOC Facility and the LC Agreement are classified in our condensed consolidated balance sheets in other assets.

2026 Senior Secured Notes and Indenture

As discussed above, on July 16, 2018, we entered into the 2026 Notes Indenture and issued $310.0 million aggregate principal amount of the 2026 Notes in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (“Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act.

The 2026 Notes mature on July 15, 2026, and bear interest at a rate of 9.000% per annum.  Interest on the 2026 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2019.

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

We are required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture).

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

Fifth Supplemental Indenture

On July 13, 2018, in connection with our outstanding Debentures, we entered into a Fifth Supplemental Indenture (“Supplemental Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (“Debentures Trustee”), supplementing the original Indenture which proceeded the issuance of the Debentures in 1997.

The Supplemental Indenture was entered into in connection with our refinancing of existing indebtedness to amend the Debentures Indenture to eliminate certain restrictive covenants.

Junior Lien Term Loan Agreement

On July 16, 2018, we entered into a Junior Lien Term Loan Credit Agreement, among the Company, the guarantors party thereto, the lenders party thereto and The Bank of New York Mellon, as administrative agent and collateral agent (“Junior Term Loan Agreement”). The Junior Term Loan Agreement provides for a $157.1 million secured term loan (“Tranche A Junior Term Loans”) and a $193.5 million term loan (“Tranche B Junior Term Loans” and together with the Tranche A Junior Term Loans, “Junior Term Loans”). The Tranche A Junior Term Loans mature on July 15, 2030 and the Tranche B Junior Term Loans mature on July 15, 2031. Our obligations under the Junior Term Loan Agreement are guaranteed by our subsidiaries that guarantee the 2026 Notes. Under the terms of the Junior Term Loan Agreement, affiliates of Chatham Asset Management, LLC may elect to convert up to $75.0 million in aggregate principal amount of 2029 Debentures owned by them into an equal principal amount of Tranche B Junior Term Loans or notes with terms substantially similar to the Tranche B Junior Term Loans upon written notice to us.

The $82.1 million in aggregate principal amount of 2027 Debentures and $193.5 million in aggregate principal amount of 2029 Debentures were exchanged for the Junior Term Loans. The cash proceeds from the exchange were used to redeem a portion of the 2022 Notes, and to pay fees, costs, and expenses in connection with our debt refinancing. As discussed above, we determined that the instruments held by the single lender, when combined, had substantially different cash flows from one another and therefore we accounted for the exchange as a debt extinguishment.

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

The Junior Term Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Junior Term Loan Agreement contains customary negative covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make investments, make certain restricted payments and sell assets, subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Junior Term Loan Agreement immediately due and payable and may exercise the other rights and remedies provided for under the Junior Term Loan Agreement and related loan documents. In general, the affirmative and negative covenants of the Junior Term Loan Agreement are substantially the same as the covenants in the 2026 Notes Indenture.

Other Debt

After giving effect to the Junior Term Loan Agreement, we have $7.1 million aggregate principal amount of 2027 Debentures and $82.8 million aggregate principal amount of 2029 Debentures outstanding as of September 30, 2018.

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

The elements of retirement benefit expense are as follows:

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2018	2017	2018	2017
Pension plans:
Interest Cost	$19,788	$21,367	$59,365	$64,101
Expected return on plan assets	(22,624)	(22,392)	(67,872)	(67,177)
Actuarial loss	6,295	5,084	18,886	15,252
Net pension expense	3,459	4,059	10,379	12,176
Net post-retirement benefit credit	(681)	(731)	(2,044)	(2,193)
Net retirement benefit expenses	$2,778	$3,328	$8,335	$9,983

In May 2018, the Pension Plan sold the Lexington real property for approximately $4.1 million and we terminated our lease on the property. The property was included in the real property contributions that we made to the Pension Plan in fiscal year 2011. As a result of the sale by the Pension Plan, we recognized a $0.2 million loss on the sale of the Lexington property in other operating expenses on the condensed consolidated statement of operations in the nine months ended September 30, 2018.

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables eligible employees to defer compensation. During the fourth quarter of 2017, we announced the reinstatement of a company matching contribution program beginning with the first pay check paid in 2018. Our matching contributions in the quarter and nine months ended September 30, 2018, were $0.6 million and $1.9 million, respectively, and are recorded in our compensation line item of our condensed consolidated statement of operations. Also during the fourth quarter of 2017, we terminated the 401(k) plan supplemental contribution that was tied to our financial performance.

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

The court in the Sacramento case trifurcated the trial into three separate phases, independent contractor status, liability and restitution. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors. We objected to the tentative decision but the court ultimately adopted it as final. In June 2016, we were dismissed from the lawsuit, leaving The Sacramento Bee as the sole defendant. On August 30, 2017, the court issued a statement of decision ruling that the court would not hold a phase two trial but would, instead, assume liability from the evidence previously submitted and from the independent contractor agreements. We objected to this decision but the court adopted it as final. The third phase has been scheduled to begin on March 25, 2019.

The court in the Fresno case bifurcated the trial into two separate phases: the first phase addressed independent contractor status and liability for mileage reimbursement and the second phase was designated to address restitution, if any. The first phase of the Fresno case began in the fourth quarter of 2014 and concluded in late March 2015. On April 14, 2016, the court in the Fresno case issued a statement of final decision in favor of us and The Fresno Bee. Accordingly, there will be no second phase. The plaintiffs filed a Notice of Appeal on November 10, 2016 and the case is currently on appeal.

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

As of September 30, 2018, we had $26.7 million of standby letters of credit secured under the LC Agreement and we had a $3.0 million standby letter of credit secured under the LOC Facility.

8.  STOCK PLANS

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the nine months ended September 30, 2018:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 31, 2017	245,794	$11.55
Granted	268,080	$8.95
Vested	(164,442)	$11.41
Forfeited	(4,530)	$10.75
Nonvested — September 30, 2018	344,902	$9.60

The total fair value of the RSUs that vested during the nine months ended September 30, 2018, was $1.5 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the nine months ended September 30, 2018:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 31, 2017	156,175	$32.12	$—
Expired	(31,225)	$36.87
Outstanding September 30, 2018	124,950	$30.93	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of September 30, 2018, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2018	2017	2018	2017
Stock-based compensation expense	$758	$325	$1,819	$1,786

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 30, 2018, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2017 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 12, 2018. All period references are to our fiscal periods unless otherwise indicated.

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

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017
Revenues:
Advertising	49.8%	54.2%	50.8%	54.7%
Audience	44.0%	41.0%	42.9%	40.7%
Other	6.2%	4.8%	6.3%	4.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

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

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the quarter and nine months ended September 30, 2018,  and September 24, 2017.

Recent Developments

Debt Repurchases, Redemptions and Refinancing

On July 16, 2018, we closed on our previously announced offering of $310.0 million aggregate principal amount of our 2026 Notes. The 2026 Notes are guaranteed by certain of our subsidiaries. The 2026 Notes and the guarantees are secured by a first-priority lien on certain of our subsidiary guarantors’ assets and by second-priority-liens on certain of our subsidiary guarantor’s other assets.

On July 16, 2018, the Notes Trustee, at our direction, delivered a notice of full redemption to the trustee of the $344.1 million aggregate principal amount of our outstanding 2022 Notes. The 2022 Notes were redeemed on August 15, 2018, at a premium, together with accrued and unpaid interest.

On July 16, 2018, we entered into a Junior Term Loan Agreement, which provides for a $157.1 million Tranche A Junior Term Loans and a $193.5 million Tranche B Junior Term Loans. The Tranche A Junior Term Loans are due on July 15, 2030 and the Tranche B Junior Term Loans are due on July 15, 2031. Our obligations under the Junior Term Loan Agreement are guaranteed by our subsidiaries that guarantee the 2026 Notes.

The Junior Term Loans were exchanged for $82.1 million in aggregate principal amount of 2027 Debentures and $193.5 million in aggregate principal amount of 2029 Debentures. The cash proceeds from the exchange, were used to redeem a portion of the 2022 Notes, and to pay fees, costs and expenses in connection with the debt refinancing.

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

In January 2018, pursuant to the terms of the 2022 Notes Indenture, we redeemed $75.0 million aggregate principal amount of our 2022 Notes at a premium. In February 2018, we repurchased $20.0 million of our 2022 Notes and as discussed below, in May 2018, we redeemed $0.5 million of our 2022 Notes.

Extinguishment of Debt

During the quarter and nine months ended September 30, 2018, we recorded a net gain on the extinguishment of debt of $36.3 million and $30.9 million, respectively, as a result of all of the following transactions. During the quarter and nine months ended September 30, 2018, we redeemed $344.1 million of our 2022 Notes and we executed a non-cash exchange of most of our Debentures for new Tranche A and Tranche B Junior Term Loans. Also, during the first nine months of 2018, we redeemed or repurchased $95.5 million of our 2022 Notes. As a result of these transactions, we recorded any applicable premiums that were paid, wrote off unamortized discounts and debt issuance costs, and recorded a fair market value adjustment on the exchange. See Note 5 for further discussion.

Asset sales and leasebacks

In the nine months ended September 30, 2018, we recognized a net gain of $2.8 million related to the sale of land and buildings in several of our markets. We also have various sales agreements or letters of intent to sell other properties that may close in 2018 or early 2019.

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

Sale of interest in CareerBuilder

On September 13, 2018, we sold our remaining 3.0% ownership interest in CareerBuilder and received gross proceeds of $5.3 million. Under the 2026 Notes Indenture we are required to use the net cash proceeds of $5.3 million from the sale of CareerBuilder to redeem our 2026 Notes. On October 9, 2018, we notified noteholders of our intent to redeem these notes on November 9, 2018 at par plus accrued and unpaid interest.

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarter and nine months ended September 30, 2018, and September 24, 2017:

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income (loss)	$7,038	$(260,476)	$(52,268)	$(393,497)

Net income (loss) per diluted common share	$0.90	$(34.11)	$(6.74)	$(51.67)

The increase in net income in the quarter and the decrease in net loss in the nine months ended September 30, 2018, compared to the same periods in 2017, was primarily due to pre-tax impairment charges of $171.0 million (see Note 4) recorded in the nine months ended September 24, 2017, and a non-cash deferred tax valuation allowance impairment charge of $245.4 million recorded in the quarter and nine months ended September 24, 2017. This was partially offset by charges of $21.6 million related to the current year impact of the valuation allowance on deferred taxes during the nine months ended September 30, 2018 and a $30.9 million gain on the extinguishment of debt recorded in the nine months ended September 30, 2018. In addition, advertising revenues were lower during the quarter and nine months ended September 30,  2018, but the decrease in revenues was partially offset by a decrease in expenses excluding other asset write-downs, as described in greater detail below.

Revenues

During the quarter and nine months ended September 30, 2018, total revenues decreased 10.1% and 9.8%, respectively, compared to the same periods in 2017 primarily due to the continued decline in demand for print advertising. The decline in print advertising was primarily a result of large retail advertisers continuing to reduce preprinted insert advertising and in-newspaper ROP advertising. The decline in print advertising revenues is the result of the desire of advertisers to reach online customers directly, and the secular shift in advertising demand from print to digital products. We expect these trends to continue for the foreseeable future.

The following table summarizes our revenues by category:

	Quarters Ended				Nine Months Ended
	September 30,	September 24,	$	%	September 30,	September 24,	$	%
(in thousands)	2018	2017	Change	Change	2018	2017	Change	Change
Advertising:
Retail	$42,663	$53,367	$(10,704)	(20.1)	$134,477	$168,295	$(33,818)	(20.1)
National	10,335	9,967	368	3.7	31,789	28,693	3,096	10.8
Classified	24,691	29,137	(4,446)	(15.3)	79,420	91,769	(12,349)	(13.5)
Direct marketing and other	17,413	22,860	(5,447)	(23.8)	56,256	71,702	(15,446)	(21.5)
Total advertising	95,102	115,331	(20,229)	(17.5)	301,942	360,459	(58,517)	(16.2)
Audience	84,040	87,142	(3,102)	(3.6)	255,143	268,473	(13,330)	(5.0)
Other	11,923	10,131	1,792	17.7	37,186	30,004	7,182	23.9
Total revenues	$191,065	$212,604	$(21,539)	(10.1)	$594,271	$658,936	$(64,665)	(9.8)

Advertising Revenues

Total advertising revenues decreased 17.5% and 16.2% during the quarter and nine months ended September 30, 2018,  respectively, compared to the same periods in 2017. While we experienced declines in all of our advertising revenue categories, except national, the total decrease was primarily related to declines in print retail and classified advertising revenues. The decreases in print advertising revenues were partially offset by increases in our national and classified advertising digital revenue categories, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017
Advertising:
Retail	44.8%	46.3%	44.6%	46.7%
National	10.9%	8.6%	10.5%	8.0%
Classified	26.0%	25.3%	26.3%	25.4%
Direct marketing and other	18.3%	19.8%	18.6%	19.9%
Total advertising	100.0%	100.0%	100.0%	100.0%

Retail:

During the quarter and nine months ended September 30, 2018, retail advertising revenues decreased 20.1% compared to the same periods in 2017. In the third quarter, the decrease in retail advertising revenues was due to a decrease of 27.3% in print ROP advertising revenues, 35.0% in preprint advertising revenues, and 3.7% in digital retail advertising compared to the same period in 2017. In the first nine months of 2018, the decrease in retail advertising revenues was primarily due to decreases of 26.6% in print ROP advertising revenues and 37.0% in preprint advertising revenues, compared to the same period in 2017. The overall decreases in retail advertising revenues for the quarter and nine months ended September 30, 2018, were spread among various ROP and preprint categories.

National:

National advertising revenues increased 3.7% and 10.8% during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. We experienced an increase of 6.7% and 19.8% in digital national advertising during the quarter and nine months ended September 30, 2018, respectively. The increases in digital national advertising revenues were partially offset by a 4.2% and 8.4% decrease in print national advertising during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Overall, the increase in digital national advertising revenues during the first nine months of 2018 was largely led by programmatic digital advertising, including mobile and video revenues.

Classified:

During the quarter and nine months ended September 30, 2018, total classified advertising revenues decreased 15.3% and 13.5%, respectively, compared to the same periods in 2017. Automotive, employment and real estate advertising combined for 49.2% and 50.1% of our classified advertising revenues during the quarter and nine months ended September 30, 2018, respectively, compared to 55.5% and 55.4% in the quarter and nine months ended September 24, 2017, respectively. Other classified advertising revenue includes legal, remembrance and celebration notices and miscellaneous classified advertising. During the third quarter of 2018 compared to the same period in 2017, we experienced a 7.1% increase in digital classified advertising led by other classified advertising and a 33.3% decrease in print classified advertising. During the first nine months of 2018, compared to the same period in 2017, we experienced an increase in digital classified advertising of 8.9% and a  decrease in print classified advertising of 31.4% for the same reasons discussed for the third quarter of 2018.

During the first quarter of 2018, we revisited the sales activity in remembrance/obituary sales noting that digital advertising has, over time, become the predominate source of obituary sales. As a result, we revised the classification of such sales, which allocates a greater amount of obituary sales from print/digital bundled advertising to digital-only advertising. See definition of digital-only below. Additionally, we continued to see a shift from other print classified advertising to digital platforms.

Digital:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 44.9%  and 43.8% of total advertising revenues in the quarter and nine months ended September 30, 2018,  respectively, compared to 36.5%  and 34.7%  for the same periods in 2017, respectively. Total digital advertising includes digital-only advertising and digital advertising bundled with print with the shift reflecting the longer term secular shift from print to digital advertising. In the third quarter of 2018, total digital advertising revenues increased 1.4% to $42.7 million compared to the same period in 2017 partially reflecting the change in allocation from print/digital bundled sales to digital-only sales as discussed above in classified advertising. In the first nine months of 2018, total digital advertising revenues increased 5.7% to $132.1 million compared to the same period in 2017 also partially reflecting the change in allocation discussed above.

Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy with print sold as an “up-sell.” Digital-only advertising revenues increased 8.9% to $36.3 million in the third quarter of 2018 compared to the same period in 2017. Digital-only advertising revenues increased 16.7% to $112.0 million in the first nine months of 2018 compared to the same period in 2017.

Digital advertising revenues bundled with print products declined 27.2% and 30.8%, in the quarter and nine months of 2018, respectively, compared to the same periods in 2017 as a result of fewer print advertising sales. The newspaper industry continues to experience a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers and are increasingly focused on online customers. While our product offerings and collaboration efforts in digital advertising have grown, we expect to continue to face intense competition in the digital advertising space.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 23.8% and 21.5% during the quarter and nine months ended September 30, 2018,  respectively, compared to the same periods in 2017. The decrease was largely due to declines in preprint advertising by large retail customers as described above and, to a lesser extent, to decreases in our niche products.

Audience Revenues

Audience revenues decreased 3.6% and 5.0% during quarter and nine months ended September 30, 2018,  respectively, compared to the same periods in 2017. Overall, digital audience revenues increased 4.4% and 2.5%  during the quarter and first nine months of 2018, respectively. Digital-only audience revenues increased 52.8% and 29.9% in the quarter and first nine months of 2018, respectively. The increase in digital-only audience revenues during the first nine months of 2018 was a result of a 47.6% increase in our digital-only subscribers to 137,000 as of the end of the third quarter of 2018 compared to 92,800 as of the end of the third quarter in 2017.

Print audience revenues decreased 6.6%  and 7.8%  in the quarter and first nine months of 2018, respectively, compared to the same periods in 2017, primarily due to lower print circulation volumes that were partially offset by pricing adjustments. We have a dynamic pricing model for our traditional subscriptions for which pricing is constantly being adjusted. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by our industry as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we also increased our subscription-related marketing and promotion efforts.

Operating Expenses

Total operating expenses increased 1.0% and decreased 5.0% in the quarter and nine months ended September 30, 2018,  respectively, compared to the same periods in 2017. The increase during the third quarter of 2018 was primarily due to changes in other operating expenses and other asset write-downs as compared to the same period in 2017, as discussed below. In the first nine months of 2018, the decrease was primarily due to decreases in compensation and newsprint, supplements and printing expenses compared to the same periods in 2017, as discussed below. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies.

The following table summarizes operating expenses:

	Quarters Ended				Nine Months Ended
	September 30,	September 24,	$	%	September 30,	September 24,	$	%
(in thousands)	2018	2017	Change	Change	2018	2017	Change	Change
Compensation expenses	$73,501	$80,652	$(7,151)	(8.9)	$230,650	$258,883	$(28,233)	(10.9)
Newsprint, supplements and printing expenses	12,913	15,075	(2,162)	(14.3)	40,333	49,379	(9,046)	(18.3)
Depreciation and amortization expenses	19,041	19,588	(547)	(2.8)	57,496	59,016	(1,520)	(2.6)
Other operating expenses	90,527	83,963	6,564	7.8	271,993	268,784	3,209	1.2
Other asset write-downs	14,148	8,715	5,433	62.3	14,207	10,672	3,535	33.1
	$210,130	$207,993	$2,137	1.0	$614,679	$646,734	$(32,055)	(5.0)

Compensation expenses, which included both payroll and fringe benefit costs, decreased 8.9% and  10.9% in the quarter and nine months ended September 30, 2018,  respectively, compared to the same periods in 2017. Payroll expenses declined 11.5% and 12.3% during the quarter and first nine months of 2018, respectively, compared to the same periods in 2017. Average full-time equivalent employees declined 14.4% and 14.8% in the quarter and first nine months of 2018, respectively, compared to the same periods in 2017.  Fringe benefit costs increased 9.1%  in the third quarter of 2018 compared to the same period in 2017. These increases were primarily related to enlarged health and workers’ compensation costs as a result of higher claims on our self insured plans, as well as the implementation of the 401(k) plan match in 2018. Fringe benefit costs decreased 2.3% in the first nine months of 2018 compared to the same periods in 2017. These decreases were primarily due to decreases in health benefit costs and other fringe benefit costs, such as the employer portion of taxes, due to the reduction of headcount. These decreases were partially offset by the 2018 implementation of a 401(k) employer match resulting in costs of $1.9 million in the first nine months of 2018 with no comparable expense in the same period in 2017.

Newsprint, supplements and printing expenses decreased 14.3% and 18.3% in the quarter and nine months ended September 30, 2018,  respectively, compared to the same periods in 2017. Newsprint expense declined 7.9% and 16.2% during the quarter and first nine months of 2018, respectively, compared to the same periods in 2017. The newsprint expense declines reflect a decrease in newsprint tonnage used of 23.8% during both the quarter and first nine months of 2018, offset by an increase in newsprint prices of 21.1% and 10.6% during the quarter and first nine months of 2018, respectively, compared to the same periods in 2017. During these same periods, printing expenses, which are primarily outsourced printing costs, decreased 22.0% and 22.3%, respectively.

Depreciation and amortization expenses decreased 2.8% and 2.6% in the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Depreciation expense decreased $0.3 million and $1.1 million in the quarter and first nine months of 2018, respectively, compared to the same periods in 2017, as a result of assets becoming fully depreciated in previous periods. Amortization expense decreased 1.6% and 1.1% in the quarter and first nine months of 2018, respectively, compared to the same periods in 2017.

Other operating expenses increased 7.8% and 1.2% in the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in other operating expenses in the quarter was primarily due to a $6.6 million gain on the disposal of property and equipment recorded in the third quarter of 2017, which reduced operating expenses in 2017 with no similar transactions in the third quarter of 2018.  In the first nine months of 2018, operating expenses included a $2.8 million gain on the disposal of property and equipment compared to $10.3 million in the first nine months of 2017. This change in the gain was partially offset by cost savings initiatives and other efforts to reduce operational costs. We have had decreases in various categories, such as travel, bad debt, postage, circulation delivery costs and other miscellaneous expenses that were partially offset by increases for software for various enterprise-wide information technology related projects.

Other asset write-downs includes an impairment charge of $14.1 million related to intangible newspaper mastheads during the quarter and nine months ended September 30, 2018, and a write down of $0.1 million related to classifying certain land and buildings as assets held for sale during the first quarter of 2018. Other asset write-downs includes an impairment charge of $8.7 million related to intangible newspaper mastheads during the quarter and nine months ended September 24, 2017, and a write down of $2.0 million of non-newsprint inventory during the first quarter of 2017.

Non-Operating Expenses

Interest Expense:

Total interest expense increased 17.9% and decreased 0.6% in the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. In the third quarter of 2018, interest expense related to debt balances increased by $2.1 million primarily related to the amortization of debt issuance costs resulting from the refinancing and an extra month of interest expense we paid on our 2022 Notes while the funds were being held by the trustee until the redemption date of August 15, 2018. In the first nine months of 2018, interest expense related to debt decreased by $4.1 million. The activity described in the third quarter of 2018 partially offsets the first six months of 2018, in which we had lower overall debt balances due to repurchases of debt made during early 2018 and throughout fiscal year 2017.

In the quarter and first nine months of 2018, the increase in total interest expense was also due to increase in our non-cash imputed interest of $1.7 million and $4.5 million, respectively, related to our financing obligations due to the sales and leasebacks of our Columbia, SC real property in the second quarter of 2018 and our Sacramento, CA real property in the third quarter of 2017.

Equity Income (Loss) in Unconsolidated Companies, Net:

During the quarter ended September 30, 2018, we recorded equity losses in unconsolidated companies of $0.5 million compared to losses of $0.6 million in the same period in 2017. During the nine months ended September 30, 2018, we recorded equity income of $0.6 million compared to losses of $0.7 million in the same period in 2017. Our positive income in the first nine months of 2018 resulted from distributions of earnings from our investment in CareerBuilder.

Impairments Related to Investments in Unconsolidated Companies, Net:

As described more fully in Note 4, during the quarter and nine months ended September 24, 2017, we recorded $1.9 million and $171.0 million, respectively, in pre-tax impairment charges primarily related to our equity investment in CareerBuilder. We had no impairment charges related to equity investments during the quarter and nine months ended September 30, 2018.

Gains Related to Investments in Unconsolidated Companies:

As described more fully in Note 4, during the quarter and nine months ended September 30, 2018, we recorded $1.7 million gain on the sale of our investment in CareerBuilder. We had no such related transactions during the quarter and nine months ended September 24, 2017.

Extinguishment of Debt:

During the quarter and nine months ended September 30, 2018, we recorded a net gain on the extinguishment of debt of $36.3 million and $30.9 million, respectively, as a result of all of the following transactions. During the quarter and nine months ended September 30, 2018, we redeemed $344.1 million of our 2022 Notes and we executed a non-cash exchange of most of our Debentures for new Tranche A and Tranche B Junior Term Loans. Also, during the first nine months of 2018, we redeemed or repurchased $95.5 million of our 2022 Notes. As a result of these transactions, we recorded any applicable premiums that were paid, wrote off unamortized discounts and debt issuance costs, and recorded a fair market value adjustment on the exchange. See Recent Developments above and Note 5 for further discussion.

Income Taxes:

In the quarter and nine months ended September 30, 2018, we recorded an income tax benefit of $14.4 million and $2.9 million, respectively.  As discussed more fully in Note 1 under Income Taxes, during the quarter and nine months ended September 30, 2018, we recorded a benefit of $2.8 million and a charge of $21.6 million, respectively, related to the current period impact of the valuation allowance on deferred taxes. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes and certain permanently non-deductible expenses.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $4.5 million as of September 30, 2018, compared to $84.0 million and $99.4 million as of September 24, 2017, and December 31, 2017, respectively.

For the foreseeable future, we expect that most of our cash and cash equivalents, and our cash generated from operations will be used to (i) repay debt, (ii) pay income taxes, (iii) fund our capital expenditures, (iv) invest in new revenue initiatives,  digital investments and enterprise-wide operating systems, (v) make required contributions to the Pension Plan,  and (vi) for other corporate uses as determined by management and our Board of Directors. As of September 30, 2018, we had approximately $750.4 million in total aggregate principal amount of debt outstanding, consisting of $310.0 million of our 2026 Notes,  $89.9 million of our Debentures, and $350.5 million of our Tranche A and B Junior Term Loans.  As of September 30, 2018, we were not permitted to incur additional pari passu obligations under the limitation on indebtedness incurrence test as defined in the 2026 Notes Indenture. See Note 5 and Recent Developments above, regarding the transactions we entered into in July 2018 related to the restructuring and refinancing of certain of our debt.

We expect to continue to opportunistically repurchase or restructure our debt from time to time if market conditions are favorable, whether through privately negotiated repurchases of debt using cash from operations, or other types of tender offers or exchange offers or other means. We may refinance or restructure a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We will be required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture).We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents to fund our operations.

The following table summarizes our cash flows:

	Nine Months Ended
	September 30,	September 24,
(in thousands)	2018	2017
Cash flows provided by (used in)
Operating activities	$7,878	$20,459
Investing activities	(2,210)	86,550
Financing activities	(100,593)	(26,240)
Increase (decrease) in cash, cash equivalents and restricted cash	$(94,925)	$80,769

Operating Activities:

We generated $7.9 million of cash from operating activities in the nine months ended September 30, 2018, compared to $20.5 million in the nine months ended September 24, 2017.  The decrease in operating cash flows primarily reflects a $4.4 million change in our inventory balances in the first nine months of 2018 compared to the same period in 2017. The remaining changes in operating activities related to miscellaneous timing differences in various payments and receipts.

Pension Plan Matters

We made no cash contributions to the Pension Plan during the first nine months of 2018 or 2017. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we did not have a required cash contribution for 2017 and we do not expect to have a required pension contribution under the Employee Retirement Income Security Act in fiscal year 2018. However, we expect to have material contributions in the future.

Investing Activities:

We used  $2.2 million of cash from investing activities in the nine months ended September 30, 2018.  We received proceeds from the sale of property, plant and equipment (“PP&E”) of  $4.1 million and from the sale of an investment of $5.3 million. These amounts were offset by the purchase of PP&E for $9.3 million and contributions to equity investments of $2.3 million. We expect total capital expenditures for the full year of 2018 to be approximately $12.0 million.

We generated  $86.6 million of cash from investing activities in the nine months ended September 24, 2017. We received proceeds from the sale of PP&E for $22.7 million, proceeds from the sale of our equity interest in CareerBuilder for $66.7 million, and $7.3 million in distributions from our equity investments that exceeded the cumulative earnings from the investee and was considered a return of investment. These amounts were offset by the purchase of PP&E for $7.4 million and contributions to equity investments of $2.7 million.

Financing Activities:

We used $100.6 million of cash for financing activities in the nine months ended September 30, 2018, compared to using  $26.2 million in the nine months ended September 24, 2017. During the nine months ended September 30, 2018, we repurchased or redeemed $439.6 million principal amount of our 2022 Notes for $459.5 million in cash and incurred financing costs of $17.4 million related to the refinancing of our debt.  Those amounts were offset by cash proceeds of $361.4 million for the issuance of $310.0 million principal amount of the 2026 Notes and $75.0 million principal amount of the Junior Term Loans  (which represents the excess from the exchange of debt, as more fully described in Note 5).   We also had an increase of $15.7 million in our financing obligations as a result of the sale and leaseback of one of our real properties, as described in Recent Developments previously.

During the first nine months of 2017, we retired $16.9 million principal amount of our debt that matured on September 1, 2017, and we repurchased or redeemed $51.7 million principal amount of our 2022 Notes for $70.6 million in cash. These repurchases were partially offset by a $44.0 million increase in our financing obligations as a result of the sale and leaseback of one of our real properties in Sacramento, California in the third quarter of 2017.

Contractual Obligations:

As of September 30, 2018, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K, other than those resulting from the changes in the principal and interest payments on outstanding debt as described in Note 5. As of September 30, 2018, future principal and interest payments on outstanding debt were as follows:

	Payments Due By Period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt principal	$750,418	$—	$—	$—	$750,418
Interest on long-term debt	607,469	59,495	119,287	119,287	309,400
Total	$1,357,887	$59,495	$119,287	$119,287	$1,059,818

Off-Balance-Sheet Arrangements

As of September 30, 2018, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, included in our 2017 Annual Report on Form 10-K contains certain disclosures about our exposure to market risk for changes in discount rates on our qualified defined benefit pension plan obligations. Notwithstanding the refinancing discussed in Note 5, there have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 7 included as part of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS.

Except for as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations, including under the 2026 Notes.

We have a substantial amount of indebtedness as of September 30, 2018 as discussed in Note 5. As of November 9, 2018, following the redemption of $5.3 million of our 2026 Notes (see Recent Developments above):

•	we and the guarantors have approximately $745.1 million of total indebtedness;

•

we and the guarantors have approximately $655.2 million of total secured indebtedness, including $304.7 million aggregate principal amount of the 2026 Notes and $350.5 million of loans outstanding under the Junior Lien Loans; and we also have approximately $44.9 million of availability under the ABL Credit Agreement;

•

we and the guarantors have approximately $89.9 million of existing unsecured indebtedness under the Debentures that was effectively subordinated to the 2026 Notes and the guarantees to the extent of the value of the collateral for the 2026 Notes and the guarantees; and

•

our non-guarantor subsidiaries have no material amounts of indebtedness or other liabilities (excluding intercompany balances and obligations of a type not required to be reflected on a balance sheet prepared in accordance with GAAP), which are structurally senior to the 2026 Notes and the guarantees.

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

Our ability to comply with covenants contained in the indenture, the Junior Term Loan Agreement, our ABL Credit Agreement or any other debt agreements to which we may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us. In addition, our obligations under the 2026 Notes, the Junior Term Loan Agreement and the ABL Credit Agreement will be secured, subject to Permitted Liens, and such security interests could (subject to the intercreditor agreement, dated as of July 16, 2018, by and among the Company, the guarantors, The Bank of New York Mellon Trust Company, N.A., and the Wells Fargo, N.A. (“ABL Intercreditor Agreement”)) be enforced in the event of default by the collateral agent for the ABL Credit Agreement. In the event of such an enforcement, we cannot assure you that the proceeds from an enforcement would be sufficient to pay our obligations under the 2026 Notes or at all.

We will need to repay our existing obligations and meet other obligations and the failure to do so could adversely affect our business.

We may not be able to generate sufficient cash internally to repay all of our indebtedness at maturity. As of November 9, 2018, following the redemption of $5.3 million of our 2026 Notes, we have approximately $745.1 million of total indebtedness outstanding.

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

ITEM 6. EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
10.1		Amended and Restated Term Loan Framework Agreement, dated as of June 26, 2018, between the Company and Chatham Asset Management, LLC	10-Q	10.1	July 1, 2018
10.2		Credit Agreement dated July 16, 2018, among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent	10-Q	10.2	July 1, 2018
10.3		Fifth Supplemental Indenture, dated as of July 13, 2018, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes	10-Q	10.3	July 1, 2018
10.4		Indenture dated July 16, 2018, among the Company, certain subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., relating to the 9.000% Senior Secured Notes due 2026	10-Q	10.4	July 1, 2018
10.5		Form of Global 9.000% Senior Secured Notes due 2026 (included in Exhibit 10.4)	10-Q	10.5	July 1, 2018
10.6		Junior Lien Term Loan Agreement dated July 16, 2018, among the Company, the lenders party thereto, the guarantors party thereto, and The Bank of New York Mellon, N.A., as administrative agent, tranche A collateral agent and tranche B collateral agent	10-Q	10.6	July 1, 2018
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

November 9, 2018	/s/Craig I. Forman
Date	Craig I. Forman Chief Executive Officer

November 9, 2018	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer