Form 10-K
period 2018-12-30
MCCLATCHY CO
filed 2019-03-08
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  ☐ Yes ☒ No

Based on the closing price of the registrant’s Class A Common Stock on the NYSE American LLC on June 29, 2018, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the voting and non‑voting common equity held by non‑affiliates was approximately $69.7 million. For purposes of the foregoing calculation only, as required by Form 10‑K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding as of March 1, 2019:

Class A Common Stock	5,408,396
Class B Common Stock	2,428,191

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year end of December 30, 2018, are incorporated by reference in Part III of this Annual Report on Form 10‑K.

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

These risks and uncertainties include:

•	significant competition in the market for news and advertising;
•	general economic and business conditions;
•	changes in technology, services and standards, and changes in consumer behavior;
•	ability to grow and manage our digital businesses;
•	our ability to successfully execute cost-control measures, including selling excess assets;
•	any changes to our business and operations that may result in goodwill and masthead impairment charges;
•	any harm to our reputation, business and results of operations resulting from data security breaches and other threats and disruptions;
•	financial risk arising from our consolidated debt;
•	restrictions to our business due to covenants in our bond indenture and revolving credit agreement;
•	our ability to repay our existing indebtedness and meet our other obligations;
•	potential increase in contributions to our qualified defined benefit pension plan in the next several years;
•	fluctuating price of newsprint or disruptions in newsprint supply chain;
•	any labor unrest;
•	unsuccessful returns from our venture investments;
•	accelerated decline in print circulation volume;
•	our reliance on third party vendors;
•	developments in the laws and regulations to which we are subject resulting in increased costs and lower advertising revenues; and
•	adverse results from litigation or governmental investigations.

Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1.  BUSINESS

Overview

The McClatchy Company (the “Company,” “we,” “us” or “our”) provides strong, independent local journalism to 30 communities with operations in 14 states, as well as selected national news coverage through our Washington D.C. based bureau. We also provide a full suite of digital marketing services, both through our local sales teams based in the communities we serve, as well as through excelerate®, our national digital marketing agency. We consider our journalism to be in the public interest and strive to be essential to our audiences and advertisers through a wide array of storytelling formats. We are a publisher of well-respected brands such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the (Fort Worth) Star-

Telegram. Incorporated in Delaware, we are headquartered in Sacramento, California, and our Class A Common Stock is listed on the NYSE American under the symbol MNI.

The cornerstone of our business is providing content, either editorial or through advertising that will inform, educate, entertain and enhance the everyday lives of people with ties to the communities in which we operate. Our media companies and our digital media agency,  excelerate®, distribute content, including video products, through our owned and operated websites and mobile applications, third-party search and ad exchanges, social media platforms, electronic editions of our daily newspapers (“e-editions”) as well as our printed daily newspapers. We also print selected niche publications and community newspapers, as well as offer other print and digital direct marketing services. Our media companies range from large daily newspapers and news websites serving metropolitan areas to non‑daily newspapers with news websites and online platforms serving small communities. We had 66.4 million average monthly unique visitors to our online platforms and 3.9 billion page views of our digital products for the full year ended December 30, 2018. Our local websites, e-editions and mobile applications in each of our markets provide us fully developed but rapidly evolving channels to extend our journalism and advertising products to our audience in each market. In 2018, we continued to expand our full-service digital agency, excelerate®, which provides digital marketing tools designed to customize digital marketing plans for our customers. For the year ended December 30, 2018, we had an average aggregate paid daily print circulation of 1.1 million and Sunday print circulation of 1.7 million.

Our business is roughly divided between those media companies operated west of the Mississippi River and those that are east of it, but includes four operating regions: the West,  Central,  Carolinas and East regions. For the year ended December 30, 2018, no single media company represented more than 12.0% of our total revenues.

Our fiscal year ends on the last Sunday in December. The fiscal year ended December 30, 2018, consisted of a 52-week period and fiscal year ended December 31, 2017, consisted of a 53-week period.

Strategy

Our mission is to deliver strong, independent journalism and information. To accomplish this goal, we are committed to a three‑pronged strategy to grow our businesses and total revenues as a leading local media company:

•

First, to maintain our position as the leading local media company in each of our markets by providing independent journalism and advertising information essential to our communities on digital platforms and in our printed newspapers; and to grow these audiences for the benefit of our advertisers and our communities;

•

Second, to grow digital advertising and audience revenues as we transition to a digitally focused, digitally driven media company. This strategy includes being a leader of local digital businesses in each of our markets, growing our digital subscriptions and digital audiences in general by providing compelling websites, e-editions of the printed newspaper, mobile applications, e‑mail products, mobile services, video products and other electronic media; and

•

Third, to extend these franchises by supplementing the reach of the digital and printed newspaper and other digital businesses with direct marketing, niche publications and events and direct mail products so advertisers can capture both mass and targeted audiences with one‑stop shopping.

To assist us with these strategies, we continually improve existing digital products and develop new ones, reengineer our operations to reduce legacy costs and strengthen areas driving performance in news, audience, advertising and digital growth. As a result of our efforts, we saw a 14.8% growth in total digital-only revenues in 2018, which includes digital only advertising and audience revenues. We continued our focus on driving results in direct marketing and audience revenues, while continuing to drive operating expenses down.

Business Initiatives

Our local media companies continue to undergo tremendous structural and cyclical change. To strengthen our position as a leading local media company in the markets we serve and implement our strategies, we are focused on the following five major business initiatives:

Increasing and Broadening Total Revenues

Revenue initiatives over the last couple of years have included aligning ourselves for digital growth by revamping and centralizing certain departments and focusing on digital marketing; digital audience growth through new audiences and digital subscribers; organizing our technology groups to help us better serve our customers; growing our video market share and developing innovation teams that help us implement additional customer-focused approaches to running our businesses. In 2018, we continued to expand our full-service digital agency, excelerate®, which provides customized digital marketing plans for our customers. We also continued to expand our video efforts to improve storytelling and generate additional advertising revenues.

Our strategy has been to focus on growing revenue sources that include digital and direct marketing advertising, audience and other non-traditional revenues. Management expects newspaper print advertising to continue to be a smaller share of total revenues in the future, due in part to expected strong growth in digital-only advertising revenues and certain areas of direct marketing advertising, and more stable performance in audience revenues. However, we continue to look for opportunities to expand our advertiser base, including advertisers outside of our markets using our excelerate® agency services.

Currently, advertising revenues represent a majority of our total revenues. Advertising revenues were 51.6% and 55.2% of total revenues in 2018 and 2017, respectively. Our sales force is responsible for delivering to advertisers a broad array of advertising products, including digital marketing solutions, and print and direct marketing solutions. Our advertisers range from large national retail chains to regional automobile dealerships and grocers to small local businesses and even individuals.

Increasingly, our emphasis has been on growing the breadth of products offered to advertisers, particularly our digital marketing products, while expanding our relationships with current advertisers and growing new accounts. For 2018, total digital and direct marketing advertising revenues combined represented 62.6% of total advertising revenues compared to 55.1% in 2017. Our digital products are discussed in more detail below.

Audience revenues were 42.1% and 40.2% of consolidated total revenues in 2018 and 2017, respectively. Our subscription packages have helped to drive growth in digital audience revenues. Audience revenues have been a more stable revenue source than advertising as we have leveraged technology to increase the number of digital products we offer and better understand our digital audience. As a result, digital only audience revenues grew 34.8% in 2018, while the number of digital subscribers grew by 52,600 as of December 30, 2018, up 51.1% from the end of 2017. See Broadening Our Audience in Our Local Markets below for a greater description of our efforts in digital audience growth.

Expanding Our Digital Business

We continue to be a leader among local media providers in digital advertising revenues. In 2018,  43.3% of advertising revenues came from digital products compared to 34.7% in 2017.  In 2018,  84.2% of our digital advertising revenues came from digital-only advertisements (where the online buy was not bundled with a print buy) compared to 77.2% in 2017.  Digital-only advertising revenues grew 13.5%, to $151.7 million in 2018 from $133.7 million in 2017. We believe this independent advertising revenue stream positions us well for the future of our digital business. During 2018, total digital advertising revenues increased 4.1% compared to a decrease of 0.6% in 2017.  Total digital advertising revenues grew at a lower growth rate than digital-only advertising primarily due to a decline in print advertising that is associated with bundled print/digital products and because of our continued focus on growing our digital-only advertising in 2018.

Our media companies’ websites and mobile applications, e‑mail products, video and mobile services and other electronic media enable us to engage our readers with real‑time news and information that matters to them. As discussed below in Maintaining Our Commitment to Public Service Journalism, our storytelling capability is not only contributing to our growth in digital subscribers, but also to our digital advertising revenue growth. During 2018, our websites attracted an average of approximately 66.4 million unique visitors per month. Although this figure is down 6.7%, compared to 2017, this decline reflects both the changing elements of news coverage (i.e., Hurricane Irma, a significant news event sparking an extraordinary growth in unique visitors coming to our sites in late 2017 versus no similar event in late 2018), and our focus on enforcing stricter pay walls in 2018, which resulted in strong growth in digital subscriptions as discussed above. We had 3.9 billion page views of our digital products for both the full years of 2018 and 2017.  In addition, our average mobile traffic accounted for 65.8% of all digital traffic we received on a monthly basis in 2018 compared to 61.3% in 2017.

We, along with Gannett Co., Inc., Hearst, and Tribune Publishing Company (formerly tronc, Inc.), own Nucleus Marketing Solutions, LLC (“Nucleus”). This marketing solutions provider connects national advertisers with the top 30 U.S. local publishers’ highly engaged audiences across existing and emerging digital platforms. We believe Nucleus has improved our reach with national advertisers and will continue to do so in 2019 and beyond.

We continue to pursue new digital products and offerings. In 2018, we continued to expand our concept of comprehensive digital marketing solutions for local businesses via our digital marketing agency called excelerate®.  We also continued to expand the footprint of excelerate® to markets beyond those served by our media companies. Offering advertisers integrated packages including website customization, search engine marketing and optimization, social media presence and marketing services, and other multi‑platform advertising opportunities, excelerate® helps businesses improve the effectiveness of their marketing efforts.

In 2018, we continued to expand our advertising efforts on third-party advertising exchanges. Our real-time, programmatic buying and selling of digital advertising inventory – often targeting very specific audiences at very specific times – grew 10.2% in 2018 compared to 2017. Our growth continues to be strengthened by our participation in the Local Media Consortium (“LMC”) and its more than 84 member companies representing more than 2,600 daily newspapers, broadcast and online-only local media outlets. The LMC’s mission is to provide economic benefit to its members by negotiating partnerships that deliver cost savings or new revenue opportunities. In addition, LMC offers a private advertising exchange of high-quality advertising inventory from member publishers providing advertisers with access to more than 19 billion ad impressions monthly.

Video revenue increased 47.5% in 2018 compared to 2017, due to our focus on the use of video in our digital products to enhance the content that we bring to readers and viewers, and also to compete for a growing advertising stream. During 2018, more than 493 million video views were recorded across our digital platforms, including those on social media platforms and distribution partners, up nearly 35% from 366 million video views in 2017.

All of our markets offer audience subscription packages for digital content. The packages include a combined digital and print subscription or a digital‑only subscription. Digital‑only subscriptions grew to approximately 155,500, an increase of 51.1%  at the end of 2018 compared to 102,900 subscriptions at the end of 2017. We have not only increased the number of our digital-only subscriptions, but we have grown ways in which those subscribers are acquired. For instance, some of our growth is driven by a new sports-only subscription product branded as SportsPass™, which was launched in 11 of our markets during 2018. It was first introduced in our Miami market, just before the start of the NFL preseason. Since then we have expanded it to the other ten markets. In addition, in May 2018, we partnered with Google to offer a way for readers to purchase a subscription to each of our digital brands. Consumers are able to link our subscription account with their Google accounts, which allows for a better user experience. We continue to improve our technology to know our customers better, to identify areas of interest that allows us to target and retarget potential subscribers and to provide new products to all subscribers.

Maintaining Our Commitment to Public Service Journalism

We believe that independent journalism in the public interest is critical to our democracy. It is also the underpinning of our success as a business.

We are committed to producing best‑in‑class journalism and local content in every community we serve. Each of our newsrooms is expected to improve annually; whether measured by growth in readership, loyalty of readers, our own assessments of journalistic strengths, or recognition by peers and others. And each of our newsrooms is expected to serve our core public service mission – holding leaders and institutions accountable and making our communities better places in which to live.

During the digital transition that has reshaped the industry over the past decade, we have moved quickly to expand our digital reach and deliver news to readers where they want it and when they want it. Our company-wide “Newsroom Reinvention” initiative places an intense focus on what our readers want and need from us in a fast-changing news landscape. We continue to produce ground-breaking accountability journalism – from the Miami Herald’s investigation of a billionaire sex abuser who received a sweetheart deal, to The Fresno Bee’s deep exploration of a controversial congressman, to dogged reporting on failures that lead to a fatal bridge collapse in Florida, to a tragic tourist boat accident in Missouri, and the Star-Telegram’s investigation of hundreds of sex abuse allegations in fundamental Baptist churches. Meanwhile, our Washington, D.C. bureau continues to work closely with our local newsrooms while being a significant source of news on the national stage.

Our heritage of public service journalism is the foundation of our business, and the work of our journalists received significant recognition in 2018. Journalists from the Miami Herald were finalists for the 2018 Pulitzer Prize for investigative reporting for their in-depth report on abuses in the juvenile justice system in Florida. Journalists at The Kansas City Star were finalists for the 2018 Pulitzer Prize in the public service category for their expose on secrecy in state government.  We have been honored with 54 Pulitzer Prize wins and our impressive streak of being a Pulitzer winner or finalist every year for more than a decade.

Our video journalists continued to produce ambitious stories around breaking news, projects and series that have gained industry recognition. A podcast series on Rae Carruth, who spent more than 18 years in prison for the killing of his girlfriend while he played for the NFL’s Carolina Panthers, was named Best Podcast of 2018 by Sports Illustrated. Our industry-leading approach to drone journalism has seen more than 50 pilots trained, licensed and routinely flying for daily news coverage across our company, including The Sacramento Bee’s haunting aerials from the devastating Camp Fire in California.

These are just a few of the hundreds of examples of our powerful journalism published across the company. We intend to build on our legacy in the years ahead, propelled by the success of our ongoing digital transformation. For instance, the digital replica edition of each of our daily newspapers includes stories from our 30 newsrooms and other journalistic organizations that on many days more than doubles the news that could be found in the daily newspaper delivered to subscribers’ doorsteps. This additional content, known as “Extra Extra” and “SportsXtra,” has been well received by readers of our digital products.

Broadening Our Audience in Our Local Markets

Each of our media companies has the largest print circulation of any news media source serving its respective community, and, coupled with its local website and other digital platforms in each community, reaches a broad audience in each market. We believe that our broad reach in each market is of primary importance in attracting advertising, which is currently an important source of revenues.

Our digital audience continues to be strong. Our digital audience comes from traffic on our websites, social media and other digital platforms. During 2018, average monthly unique visitors to our digital sites declined 6.7% compared to 2017. As discussed above, this decline reflects both the changing elements of news coverage (i.e., Hurricane Irma, a significant news event sparking an extraordinary growth in unique visitors coming to our sites in late 2017 versus no similar event in late 2018), and our focus on enforcing stricter pay walls in 2018, which resulted in strong growth in digital subscriptions as discussed above.

In 2018, our monthly mobile traffic was up 0.2% as compared to 2017 and accounted for 65.8% of all monthly digital traffic we received. Additionally, 493 million video views were recorded across our digital platforms, including those on social media platforms and distribution partners, up nearly 35% from 2017. We work hard to appeal to our mobile audience. We have invested in new digital publishing systems to better serve these mobile readers, and we continually update all of our news websites to be responsive to changes in technology, such as to automatically resize to optimize the viewing experience on the user’s screen, whether it is on a smartphone,  a tablet or desktop.

Our news and information follow readers continuously. To start their day, we reach our readers who can check out our latest headlines and stories on their mobile phones or with the morning newspaper. Our news websites, updated frequently throughout the day, are available to readers via their desktop computers and optimized for all of their different mobile devices.

Daily newspapers paid circulation volumes for 2018 were down 11.1% compared to 2017. The declines in daily circulation reflect the fragmentation of audiences faced by all media companies, including our own digital‑only subscriptions, as available media outlets proliferate, and readership trends change. Our Sunday circulation volumes were down 9.8% in 2018 compared to 2017.

We also reach audiences through our direct marketing products. In 2018, we distributed approximately 626,000 Sunday Select packages per week, which are packages of preprinted advertisements generally delivered on Sunday to non‑newspaper subscribers who have interest in circulars. We also distribute thousands of e-mail messages each day, including editorial and advertising content, as well as other alerts to subscribers and non‑subscribers in our markets which supplement the reach of our print and digital subscriptions.

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

Focusing on Cost Efficiencies While Investing for the Future

While continuing to maintain our core business in news, advertising and audience revenues and digital media, we pay particular attention to cost efficiencies. Our cost initiatives in 2018 were focused on continuing to reduce legacy costs from our traditional print business, and we have realized significant savings from these efforts, primarily in postage, newsroom and advertising regionalization/consolidation, distribution and outsourced printing costs. In 2018, we achieved reductions in costs to help protect our profitability in a period of declining print advertising. Compensation, newsprint, supplements and printing expenses and other operating expenses, declined $41.2 million in 2018 compared to 2017.  This decline was net of investments made in 2018 intended to generate future savings or that were necessary to invest in revenue generating strategies and technology. The ongoing structural and cyclical changes in our markets demand that we respond by reengineering our operations, as needed, to achieve an efficient and sustainable cost structure. Over the past several years, we have substantially lowered our cost structure by reducing our workforce, optimizing technology and maximizing printing, distribution and content efficiencies.

In 2018, in order to ensure a more collaborative enterprise, we began the process of regionalizing certain areas of our operations, including newsrooms and advertising departments. We had previously regionalized our publisher and editorial leadership functions and those transitions continued into 2018.  We have previously centralized certain functional areas, like audience operations, revenue accounting and other functions. We will continue to outsource, regionalize and consolidate operations to achieve a more streamlined and efficient cost structure. For instance, in early 2019 we announced a more centralized structure for advertising operations that will be rolled out during the following year.  These changes will result in cost savings in future years, while giving our operating executives, in our Eastern and Western operating segments (see discussion of segments below in “Other Operational Information”) and in each market, the ability to focus more of their time on our growing digital and direct marketing media businesses.

As of December 30, 2018, we have outsourced the printing operations at 22 of our 30 media companies and announced that in early 2019, we would outsource an additional newspaper in the Northwest. With this accomplished, we now have 23 of our 30 newspapers being printed by centers outside of their markets. These newspapers are printed through arrangements with nearby newspapers owned by us or third-party companies. In markets where we continue to operate our own printing presses we in‑source the printing of nearby newspapers for other companies. This allows us to maximize the use of our existing press capacity and generate additional revenues. Five markets (Charlotte, Columbia, Kansas City, Miami and Sacramento) have become hubs for in-sourced printing in their areas.

Other Operational Information

Historically, each of our media companies was largely autonomous in its local advertising and editorial operations in order to meet the needs of the particular community it served. However,  we continue to regionalize or centralize certain operations across our local markets to strengthen our local media companies’ ability to collaborate and increase their performance in news, audience, advertising and digital growth.

We have two operating segments that are aggregated into a single reportable segment. Each operating segment consists primarily of a group of local media companies with similar economic characteristics, products, customers and distribution methods. Both operating segments report to one segment manager. One of our operating segments (“Western Segment”) consists of our media operations in the West and Central regions, while the other operating segment (“Eastern Segment”) consists of media operations in the Carolinas and East regions. Regional publishers or local publishers/general managers of the media companies make day‑to‑day decisions and report to the segment manager, who is responsible for implementing the operating and financial plans at each operation within the respective operating segment. The corporate managers, including executive officers, set the basic business, accounting, financial and reporting policies.

Our media companies also work together to consolidate functions and share resources regionally and across operating segments that lend themselves to such efficiencies, such as certain regional or national sales efforts, certain editorial functions, accounting functions, digital publishing systems and products, information technology functions and others. These efforts are often coordinated through the senior executives and corporate personnel.

Our business is somewhat seasonal, with peak revenues and profits generally occurring in the fourth quarter of each year, reflecting the Thanksgiving and Christmas holidays. The other quarters, when holidays are not as prevalent, are historically the slower quarters for revenues and operating profits.

The following table summarizes our media companies, their digital platforms, newspaper circulation and total unique visitors:

				Total	Circulation (1)
Media Company	Website	Location		UV (2)	Daily	Sunday
Miami Herald	www.miamiherald.com	Miami, FL		10,523,000	78,786	122,944
The Kansas City Star	www.kansascity.com	Kansas City, MO		4,912,000	98,046	137,517
Star-Telegram	www.star-telegram.com	Fort Worth, TX		4,161,000	181,289	169,300
The Charlotte Observer	www.charlotteobserver.com	Charlotte, NC		4,078,000	75,329	108,372
The Sacramento Bee	www.sacbee.com	Sacramento, CA		4,042,000	103,283	205,946
The News & Observer	www.newsobserver.com	Raleigh, NC		3,732,000	77,043	100,286
The State	www.thestate.com	Columbia, SC		3,084,000	41,650	91,929
El Nuevo Herald	www.elnuevoherald.com	Miami, FL		3,133,000	23,948	31,960
Lexington Herald-Leader	www.kentucky.com	Lexington, KY		2,231,000	46,268	70,370
The News Tribune	www.thenewstribune.com	Tacoma, WA		1,782,000	36,187	84,424
The Wichita Eagle	www.kansas.com	Wichita, KS		1,722,000	35,642	80,139
The Fresno Bee	www.fresnobee.com	Fresno, CA		1,694,000	55,713	92,982
McClatchy DC Bureau	www.mcclatchydc.com			1,519,000	N/A	N/A
Idaho Statesman	www.idahostatesman.com	Boise, ID		1,497,000	31,894	56,312
The Modesto Bee	www.modbee.com	Modesto, CA		1,332,000	33,426	58,175
Belleville News-Democrat	www.bnd.com	Belleville, IL		978,000	19,333	49,503
The Tribune	www.sanluisobispo.com	San Luis Obispo, CA		882,000	17,079	27,520
The Telegraph	www.macon.com	Macon, GA		806,000	19,169	23,716
The Island Packet	www.islandpacket.com	Hilton Head, SC		766,000	15,436	16,528
The Herald	www.heraldonline.com	Rock Hill, SC		762,000	9,672	12,100
Tri-City Herald	www.tri-cityherald.com	Kennewick, WA		762,000	18,255	29,487
The Bradenton Herald	www.brandenton.com	Bradenton, FL		695,000	17,825	22,311
Ledger-Enquirer	www.ledger-enquirer.com	Columbus, GA		595,000	14,573	17,355
Sun Herald	www.sunherald.com	Biloxi, MS		590,000	20,833	30,016
The Sun News	www.thesunnews.com	Myrtle Beach, SC		578,000	21,144	27,167
Centre Daily Times	www.centredaily.com	State College, PA		577,000	11,399	14,415
The Bellingham Herald	www.bellinghamherald.com	Bellingham, WA		563,000	10,124	13,214
The Olympian	www.theolympian.com	Olympia, WA		516,000	12,314	27,685
Merced Sun-Star	www.mercedsunstar.com	Merced, CA		481,000	9,993	—
The Herald-Sun	www.heraldsun.com	Durham, NC		371,000	8,177	8,613
The Beaufort Gazette	www.beaufortgazette.com	Beaufort, SC	(3)	N/A	4,738	5,068
				59,364,000	1,148,568	1,735,354
(1)	Circulation figures are reported as of the end of our fiscal year 2018 and are not meant to reflect Alliance for Audited Media (“AAM”) reported figures.
(2)	Total monthly unique visitors for December 2018 according to Adobe Analytics.
(3)	The Beaufort Gazette unique visitor activity is included in The Island Packet activity.

Other Operations

On September 13, 2018, we sold our remaining 3.0% ownership interest in CareerBuilder, LLC (“CareerBuilder”) and received gross proceeds of $5.3 million. During 2018, we also received other distributions totaling approximately $2.8 million from CareerBuilder. In July 2017, we sold a majority of our interest in CareerBuilder, which reduced our ownership interest from 15.0% to approximately 3.0%.

We own 49.5% of the voting stock and 70.6% of the nonvoting stock of The Seattle Times Company. The Seattle Times Company owns The Seattle Times newspaper, weekly newspapers in the Puget Sound area and daily newspapers located in Walla Walla and Yakima, Washington, and their related websites and mobile applications.

In addition, three of our wholly-owned subsidiaries own a combined 27.0% interest in Ponderay Newsprint Company (“Ponderay”), a general partnership that owns and operates a newsprint mill in the state of Washington.

We also own a 25.0% interest in Nucleus, a marketing solutions provider as described above.

Raw Materials

During 2018, we consumed approximately 50,700 metric tons of newsprint for all of our operations compared to 67,000 metric tons in 2017. The decrease in tons consumed was primarily due to changes in our print products at numerous media companies, as well as lower print advertising sales and print circulation volumes.

During 2018,  our consumed newsprint was purchased through a third-party intermediary, of which approximately 12,700 metric tons of those purchases were newsprint from Ponderay.

Our earnings are somewhat sensitive to changes in newsprint prices, albeit substantially less sensitive as our digital business continues to grow. In 2018 and 2017, newsprint expense accounted for 4.0% and 4.4%,  respectively, of total operating expenses, excluding impairments and other asset write-downs.

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

Employees — Labor

As of December 30, 2018, we had approximately 3,500 full and part‑time employees (equating to approximately 3,300 full‑time equivalent employees), of whom approximately 5.0% were represented by unions. Most of our union‑represented employees are currently working under labor agreements with expiration dates through 2020. We have unions at 5 of our 30 media companies.

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

Compliance with Environmental Laws

We use appropriate waste disposal techniques for hazardous materials. To the best of our knowledge, as of December 30, 2018, we have complied with all applicable environmental certifications with various state environmental agencies and the U.S. Environmental Protection Agency related to existing underground storage tanks. We do not believe that we currently have any significant environmental issues and, in 2018 and 2017, had no significant expenses or capital expenditures related to environmental control facilities.

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

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 2100 Q Street, Sacramento, California. At December 30, 2018, we had newspaper production facilities in 8 markets in 7 states. Our facilities vary in size and in total occupy about 4.1 million square feet. Approximately 2.7 million of the total square footage is leased from others, while we own the properties for the remaining square footage. We own substantially all of our production equipment, although certain office equipment is leased.

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our media companies.

ITEM 3.  LEGAL PROCEEDINGS

See Part II, Item 8, Note 9,  Commitments and Contingencies to the consolidated financial statements included as part of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since September 12, 2017, our Class A Common Stock has been listed on the NYSE American under the symbol MNI. Prior to that time, our Class A Common Stock was listed on the New York Stock Exchange under the same symbol. A small amount of Class A Common Stock is also traded on other exchanges. Our Class B Common Stock is not publicly traded. As of March 1, 2019, there were approximately 3,255 and 15 record holders of our Class A and Class B Common Stock, respectively. We believe that the total number of holders of our Class A Common Stock is much higher since many shares are held in street name.

Dividends:

In 2009, we suspended our quarterly dividend; therefore, we have not paid any cash dividends since the first quarter of 2009. Under the indenture for the 2026 Notes, dividends are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as determined pursuant to the indenture), or if we use other available exceptions provided for under the indenture. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors.

Equity Securities:

During the year ended December 30, 2018, we did not repurchase any equity securities and we did not sell any equity securities of the Company that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company  as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Part I, Item 1 “Forward‑Looking Statements.” Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the two years ended December 30, 2018 and December 31, 2017, included elsewhere in this Annual Report on Form 10‑K.

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

Our fiscal year ends on the last Sunday in December. The fiscal year ended December 30, 2018 consisted of a 52-week period. Fiscal year ended December 31, 2017 consisted of  a 53‑week period.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Years Ended
	December 30,	December 31,
	2018	2017
Revenues:
Advertising	51.6%	55.2%
Audience	42.1%	40.2%
Other	6.3%	4.6%
Total revenues	100.0%	100.0%

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

See “Results of Operations” section below for a discussion of our revenue performance and contribution by category for 2018 and 2017.

Recent Developments

Debt Repurchases, Redemptions and Refinancing

On July 16, 2018, we closed on the previously announced offering of $310.0 million aggregate principal amount of our 2026 Notes. The 2026 Notes are guaranteed by certain of our subsidiaries. The 2026 Notes and the guarantees are secured by a first-priority lien on certain of our subsidiary guarantors’ assets, stock of certain subsidiaries and by second-priority liens on certain of our subsidiary guarantor’s other assets.

On July 16, 2018, the Notes Trustee, at our direction, delivered a notice of full redemption to the holder of the $344.1 million aggregate principal amount of our outstanding 2022 Notes. The 2022 Notes were redeemed on August 15, 2018, at a premium, together with accrued and unpaid interest.

On July 16, 2018, we entered into a Junior Term Loan Agreement, which provided for $157.1 million Tranche A Junior Term Loans and $193.5 million Tranche B Junior Term Loans. The Tranche A Junior Term Loans are due on July 15, 2030 and the Tranche B Junior Term Loans are due on July 15, 2031. Our obligations under the Junior Term Loan Agreement are guaranteed by our subsidiaries that guarantee the 2026 Notes. In December 2018, the $193.5 million of Tranche B Junior Term Loans were exchanged by the holder for the Notes due on July 15, 2031 (“2031 Notes”).  These 2031 Notes are of substantially similar character and terms as the Tranche B Junior Term Loan. As such the Tranche B Junior Term Loans were fully extinguished at the end of 2018.

On July 16, 2018, the Junior Term Loans were exchanged for $82.1 million in aggregate principal amount of 2027 Debentures and $193.5 million in aggregate principal amount of 2029 Debentures.  The Junior Term Loans included $75 million principal of new debt issued at a discount of $15 million.

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

During 2018, excluding the transactions discussed above, we redeemed or repurchased $95.5 million aggregate principal amount of our 2022 Notes and $5.3 million aggregate principal amount of our 2026 Notes.

Extinguishment of Debt

During 2018, we recorded a net gain on the extinguishment of debt of $30.6 million, as a result of the following transactions. As a result of the debt refinancing discussed above, we redeemed $344.1 million of our 2022 Notes and we executed a non-cash exchange of most of our Debentures for new Tranche A and Tranche B Junior Term Loans. We also redeemed or repurchased $95.5 million of our 2022 Notes and $5.3 million of our 2026 Notes. As a result of these transactions, we recorded any applicable premiums that were paid, wrote off unamortized discounts and debt issuance costs, and recorded a fair market value adjustment on the exchange. See Note 5 for further discussion.

Asset Sales and Leasebacks

During 2018, we recognized a net gain of $4.1 million related to the sale of land and buildings in several of our markets. We also have various sales agreements or letters of intent to sell other properties that may close in 2019.

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

Sale of interest in CareerBuilder

On September 13, 2018, we sold our remaining 3.0% ownership interest in CareerBuilder and received gross proceeds of $5.3 million. Under the 2026 Notes Indenture we are required to use the net cash proceeds of $5.3 million from the sale of CareerBuilder to redeem our 2026 Notes. In November 2018 we redeemed these notes at par plus accrued and unpaid interest.

Early retirement incentive program

On February 1, 2019 we announced a voluntary retirement incentive plan that was offered to approximately 450 employees.  The plan would allow them to accept a supplemental benefit based on years of service that included a severance package and their vested benefits under the company’s frozen defined benefit plan in a lump sum payment. Nearly 50% of the employees have opted into the program which is expected to result in approximately $12 million to $13 million of savings over the remainder of 2019.

Results of Operations

The following table reflects our financial results on a consolidated basis for 2018 and 2017:

	Years Ended
	December 30,	December 31,
(in thousands, except per share amounts)	2018	2017
Net loss	$(79,757)	$(332,358)

Net loss per diluted common share	$(10.27)	$(43.55)

The decrease in net loss in 2018 compared to 2017 was primarily due to the timing and amounts of non-cash deferred tax valuation allowance other non-cash impairment charges and the operating loss in 2018 compared with operating income in 2017. In 2018, we recorded a non-cash charge of $20.4 million for the deferred tax valuation allowance and a pre-tax non-cash impairment charge of $37.2 million for intangible newspaper mastheads. In 2017, pre-tax impairment charges were $193.4 million, primarily related to a $168.2 million impairment of our CareerBuilder equity investment and a $23.4 million impairment of our intangible newspaper mastheads, and non-cash charges that established the deferred tax valuation allowance of $192.3 million. In addition, advertising revenues were lower, which were partially offset by a decrease in expenses, as described more fully below.

2018 Compared to 2017

Revenues

The following table summarizes our revenues by category, which compares 2018 to 2017:

	Years Ended
	December 30,	December 31,	$	%
(in thousands)	2018	2017	Change	Change
Advertising:
Retail	$191,043	$236,130	$(45,087)	(19.1)
National	42,273	40,338	1,935	4.8
Classified	102,635	120,586	(17,951)	(14.9)
Direct marketing and other	80,769	101,585	(20,816)	(20.5)
Total advertising	416,720	498,639	(81,919)	(16.4)
Audience	339,506	363,497	(23,991)	(6.6)
Other	51,000	41,456	9,544	23.0
Total revenues	$807,226	$903,592	$(96,366)	(10.7)

During 2018, total revenues decreased 10.7% compared to 2017 primarily due to the continued decline in demand for print advertising. Consistent with the end of 2017, the decline in print advertising was primarily a result of large retail advertisers continuing to reduce preprinted insert and in-newspaper ROP advertising. The decline in print advertising revenues is the result of the desire of advertisers to reach customers directly through online advertising, and the secular shift in advertising demand from print to digital products. We expect these trends to continue for the foreseeable future. The decrease in total revenues was exacerbated by the 53rd week in 2017 (compared to a 52-week year in 2018). The additional week in 2017 provided an estimated additional $6.6 million in advertising revenues, $6.7 million in audience revenues and $14.0 million in total revenues.

Advertising Revenues

Total advertising revenues decreased 16.4% during 2018 compared to 2017, including the impact of one less week in 2018. We experienced declines in all advertising revenue categories, except national advertising, primarily due to declines in print advertising revenues. The decreases in print advertising revenues were partially offset by increases in our national and digital classified advertising revenue categories, as discussed below.

Digital advertising can come in many forms, including banner ads, video, search advertising and/or liner ads, while print advertising is typically display advertising, or in the case of classified, display and/or liner advertising. Advertising printed directly in the newspaper is considered ROP advertising while preprint advertising consists of preprinted advertising inserts delivered with the newspaper or delivered to non-subscribers as direct marketing products.

The following table reflects the category of advertising revenues as a percentage of total advertising revenues for the periods presented:

	Years Ended
	December 30,	December 31,
	2018	2017
Advertising:
Retail	45.9%	47.3%
National	10.1%	8.1%
Classified	24.6%	24.2%
Direct marketing and other	19.4%	20.4%
Total advertising	100.0%	100.0%

We categorize advertising revenues as follows:

•

Retail – local retailers, local stores of national retailers, department and furniture stores, restaurants and other consumer‑related businesses. Retail advertising also includes revenues from preprinted advertising inserts distributed in the newspaper.

•

National – national and major accounts such as telecommunications companies, financial institutions, movie studios, airlines and other national companies and most of our programmatic digital advertising.

•	Classified – local auto dealers, employment, real estate and other classified advertising, which includes remembrances, legal advertisements and other miscellaneous advertising.
•

Direct Marketing and Other – primarily preprint advertisements in direct mail, shared mail and niche publications, events programs, total market coverage publications and other miscellaneous advertising not included in the daily newspaper.  These products are generally delivered to non-subscribers of our daily newspapers.

Retail:

During 2018, retail advertising revenues decreased 19.1% compared to 2017. In 2018, the decrease in retail advertising revenues was primarily due to decreases of 25.2% in print ROP advertising revenues and 35.4% in preprint advertising revenues compared to 2017. The overall decreases in retail advertising revenues for 2018 were spread among ROP and preprint.

National:

National advertising revenues increased 4.8% during 2018 compared to 2017. We experienced an increase of 11.6% in digital national advertising offset partially by a 10.4% decrease in print national advertising during 2018 compared to 2017. Overall, the increase in digital national advertising revenues during 2018 was largely led by programmatic digital advertising, including mobile and video revenues.

Classified:

During 2018, classified advertising revenues decreased 14.9% compared to 2017. Automotive, employment and real estate categories combined accounted for 50.2% of our classified advertising revenues during 2018 compared to 54.9% in 2017. Other classified advertising revenue includes legal, remembrance and celebration notices and miscellaneous classified advertising. During 2018 compared to 2017, we experienced an 8.3% increase in digital classified advertising led by other classified advertising and a 33.5% decrease in print classified advertising.

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

Digital Advertising:

Digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 43.3% of total advertising revenues during 2018 compared to 34.7% during 2017. Total digital advertising includes digital-only advertising and digital advertising bundled with print and digital-only advertising.

Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy with print sold as an “up-sell.” Digital-only advertising revenues increased 13.5% to $151.7 million in 2018 compared to 2017. In 2018, total digital advertising revenues increased 4.1% to $180.2 million compared to 2017 partially reflecting a change in allocation from print/digital bundled sales to digital-only sales as discussed above.

Digital advertising revenues bundled with print products declined 27.6% to $28.5 million in 2018 compared to 2017 as a result of fewer print advertising sales. The newspaper industry continues to experience a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers and are increasingly focused on online customers. While our product offerings and collaboration efforts in digital advertising have grown, we expect to continue to face intense competition in the digital advertising space.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 20.5% during 2018 compared to 2017. The decrease was largely due to declines in preprint advertising by large retail customers that are delivered to non-subscribers as described above and to a lesser extent, to decreases in our niche products.

Audience Revenues

Audience revenues decreased 6.6% during 2018 compared to 2017. As noted above, the 53rd week in 2017 contributed an estimated $6.7 million in audience revenues exacerbating the year-over-year decline.

Overall, digital audience revenues increased 2.6% during 2018 and digital-only audience revenues increased 34.8% in 2018 compared to 2017. The increase in digital-only audience revenues during 2018 was a result of a 51.1% increase in our digital-only subscribers to 155,500 as of the end of 2018 compared to 2017.

Print audience revenues decreased 10.2% in 2018 compared to 2017, primarily due to lower print circulation volumes and the 53rd week of 2017 that were partially offset by pricing adjustments. We have a dynamic pricing model for our traditional print subscriptions for which pricing is constantly being adjusted. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by our industry as available media outlets proliferate and readership trends change.

Operating Expenses

Total operating expenses decreased 3.6% in 2018 compared to 2017. The decrease during 2018 was primarily due to changes in compensation and newsprint expenses, partially offset by other operating expenses and other asset write-downs as compared to 2017. Our total operating expenses, excluding other asset write-downs, reflect our continued effort to reduce costs through streamlining processes to gain efficiencies. Our operating expenses for 2017 also include a

53rd week, which resulted in higher expenses during 2017 than in 2018.

The following table summarizes our operating expenses, which compares 2018 to 2017:

	Years Ended
	December 30,	December 31,	$	%
(in thousands)	2018	2017	Change	Change
Compensation expenses	$298,033	$338,588	$(40,555)	(12.0)
Newsprint, supplements and printing expenses	54,592	66,438	(11,846)	(17.8)
Depreciation and amortization expenses	76,242	80,129	(3,887)	(4.9)
Other operating expenses	364,038	352,830	11,208	3.2
Other asset write-downs	37,274	23,442	13,832	59.0
	$830,179	$861,427	$(31,248)	(3.6)

Compensation expenses, which included both payroll and fringe benefit costs, decreased 12.0% in 2018 compared to 2017. Payroll expenses declined 13.6% during 2018 compared to 2017, reflecting a 14.8% decline in average full-time equivalent employees. Fringe benefits costs decreased 3.2% in 2018 compared to 2017 primarily due to decreases in health benefit costs and other fringe benefit costs, such as the employer portion of taxes, due to the reduction of headcount. These decreases were partially offset by the implementation of a 401(k) employer match resulting in costs of $2.5 million in 2018 with no comparable expense in 2017.

Newsprint, supplements and printing expenses decreased 17.8% in 2018 compared to 2017. Newsprint expense declined 14.8% during 2018 compared to 2017. The newsprint expense declines reflect a decrease in newsprint tonnage used of 25.5% during 2018, offset by an increase in newsprint prices of 14.3% during 2018 compared to 2017.  The newsprint price increase in 2018 reflect, in part, the temporary impact of U.S. tariffs on Canadian newsprint sold to U.S. newspapers in 2018 that have since been removed. During these same periods, printing expenses, which are primarily outsourced printing costs, decreased 22.1%.

Depreciation and amortization expenses decreased 4.9% in 2018 compared to 2017. Depreciation expense decreased $2.2 million in 2018 compared to 2017, as a result of assets becoming fully depreciated in previous periods. Amortization expense decreased 3.3% in 2018 compared to 2017 primarily due to some intangible assets becoming fully amortized in 2018. We expect a significant portion of the remaining long-lived intangible assets to be fully amortized in the first two quarters of 2019.

Other operating expenses increased 3.2% in 2018 compared to 2017. Other operating expenses included a $4.1 million gain on the disposal of property and equipment in 2018 compared to $23.6 million in 2017. This change in the gain was partially offset by cost savings initiatives and other efforts to reduce operational costs. We have had decreases in various categories, such as travel, bad debt, postage, circulation delivery costs and other miscellaneous expenses that were partially offset by increases for software for various enterprise-wide information technology related projects and the 53rd week in 2017.

Other asset write-downs in 2018 include an impairment charge of $37.2 million related to intangible newspaper mastheads, and a write down of $0.1 million related to classifying certain land and buildings as assets held for sale during the first quarter of 2018. Other asset write-downs in 2017 include an impairment charge of $21.5 million related to intangible newspaper mastheads and a write down of $2.0 million of non-newsprint inventory during the first quarter of 2017.   See Notes 1 and 4 for additional discussion.

Non‑Operating Items

Interest Expense:

Total interest expense decreased less than 0.1% in 2018 compared to 2017. While the first six months of 2018 experienced lower overall debt balances due to repurchases of debt made during 2017 and early 2018, in third quarter of 2018, interest expense related to debt balances increased. This increase was primarily related to the amortization of debt issuance costs resulting from the refinancing and an extra month of interest expense we paid on our 2022 Notes while the funds were being held by the trustee until the redemption date of August 15, 2018.

In 2018, the increase in total interest expense was also due to increase in our non-cash imputed interest of $5.3 million related to our financing obligations due to the sales and leasebacks of our Columbia, South Carolina real property in the second quarter of 2018 and our Sacramento, California real property in the third quarter of 2017.

Equity Income (Loss) in Unconsolidated Companies, Net:

During 2018, we recorded equity income of $0.6 million compared to losses of $1.7 million in 2017. Our positive income in 2018 resulted from distributions of earnings from our investment in CareerBuilder.

Impairments Related to Investments in Unconsolidated Companies, Net:

As described more fully in Note 3, during 2017, we recorded $2.4 million in impairment charges related to certain other unconsolidated equity investments and $168.2 million in impairment charges related to our equity investment in CareerBuilder. We had no impairment charges related to equity investments during 2018.

Gains Related to Investments in Unconsolidated Companies:

As described more fully in Note 3, during 2018, we recorded $1.7 million gain on the sale of our investment in CareerBuilder. We had no such related transactions during 2017.

Extinguishment of Debt:

During 2018, we recorded a net gain on the extinguishment of debt of $30.6 million as a result of the following transactions: we redeemed $344.1 million of our 2022 Notes and we executed a non-cash exchange of most of our Debentures for new Tranche A and Tranche B Junior Term Loans. Also, during 2018, we redeemed or repurchased $95.5 million of our 2022 Notes and we redeemed $5.3 million of our 2026 Notes. As a result of these transactions, we recorded any applicable premiums that were paid, wrote off unamortized discounts and debt issuance costs, and recorded a gain based on the relative fair market of the new debt issued as compared to the carrying value of the debt that was extinguished. See Recent Developments above and Note 5 for further discussion.

During 2017, we retired, repurchased or redeemed $68.7 million aggregate principal amount of various series of our outstanding notes. We repurchased some of these notes at a price higher than par value and redeemed some at par value. We wrote off historical debt issuance costs and as a result, we recorded a loss on the extinguishment of debt of $2.7 million during 2017.

Income Taxes:

In 2018, we recorded an income tax benefit of $2.2 million. As discussed more fully in Note 1 under Income Taxes, during 2018, we recorded a charge of $20.4 million related to the current period impact of the valuation allowance on deferred taxes. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes and certain permanently non-deductible expenses.

In 2017, we recorded an income tax expense of $105.5 million. As discussed more fully in Note 1 (under Income Taxes) and Note 6, during 2017, we recorded a $192.3 million valuation allowance related to our deferred tax assets because we determined that it is not more-likely-than-not that we will realize such deferred tax assets. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes, the tax impact of stock compensation, the benefit from the reduced federal tax rate as a result of the Tax Act on our deferred tax liabilities, and certain permanently non-deductible expenses.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $21.9 million as of December 30, 2018, compared to $99.4 million of cash and cash equivalents at December 31, 2017. Our cash balance at the end of 2017 reflected the receipt of sales proceeds from the sale or sale and leaseback of some of our buildings and land during 2017, the remaining proceeds received from sale of a portion of our investment in CareerBuilder in the third quarter of 2017, and cash from operations. In January 2018 we used a significant portion of the cash on hand to redeem $75.0 million aggregate principal amount of our 2022 Notes as announced in December 2017. We repurchased an additional $20.0 million aggregate principal amount of our 2022 Notes in February 2018, and $5.3 million aggregate principal amount of our 2026 Notes in December 2018.

For the foreseeable future, we expect that most of our cash and cash equivalents, and our cash generated from operations will be used to (i) repay debt, (ii) pay income taxes, (iii) fund our capital expenditures, (iv) invest in new revenue initiatives, digital investments and enterprise-wide operating systems, (v) make required contributions to the Pension Plan, and (vi) fund other corporate uses as determined by management and our Board of Directors. As of December 30, 2018, we had approximately $745.1 million in total aggregate principal amount of debt outstanding, consisting of $304.7 million of our 2026 Notes, $89.9 million of our Debentures, $157.1 million of our Tranche A and $193.5 million of our 2031 Notes. As of December 30, 2018, we were not permitted to incur additional pari passu obligations under the limitation on indebtedness incurrence test as defined in the 2026 Notes Indenture. See Note 5 and Recent Developments above, regarding the transactions we entered into in July 2018 related to the restructuring and refinancing of certain of our debt.

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

The following table summarizes our cash flows:

	Years Ended
	December 30,	December 31,
(in thousands)	2018	2017
Cash flows provided by (used in)
Operating activities	$25,919	$19,123
Investing activities	(374)	102,506
Financing activities	(106,344)	(26,523)
Increase (decrease) in cash, cash equivalents and restricted cash	$(80,799)	$95,106

Operating Activities:

We generated $25.9 million of cash from operating activities in 2018, compared to generating $19.1 million of cash in 2017.  The change in cash generated from operating activities was primarily due to the timing of collections of accounts receivable, which were higher by $5.2 million and timing of payments of accounts payable, which were lower by $10.6 million. The remaining changes in operating activities related to miscellaneous timing differences in other receipts and payments or receipts.

Pension Plan Matters

We made no cash contributions to the Pension Plan during 2018 and 2017. After applying credits, which resulted from contributing more than the Pension Plan’s minimum required contribution amounts in prior years, we did not have a required cash contribution for 2018. We expect to have a required pension contribution of approximately $3.0 million under the Employee Retirement Income Security Act in fiscal year 2019, and we expect to have material contributions in the future.

Investing Activities:

We used $0.4 million of cash from investing activities in 2018. We received proceeds from the sale of property, plant and equipment (“PP&E”) of $5.7 million and from the sale of an investment of $5.3 million. These amounts were offset by the purchase of PP&E for $11.1 million,  net purchases of and proceeds from redemptions of certificates of deposit, which net to a $2.3 million use of cash and contributions to equity investments of $2.5 million.

We generated $102.5 million of cash from investing activities in 2017, which was primarily due to the sale of our interest in equity investments of $66.9 million and $7.3 million in distributions from our equity investments that exceeded the cumulative earnings from the investee and such amounts were considered a return of investment. We also sold property plan and equipment which generated $43.9 million of cash in 2017.

Financing Activities:

We used $106.3 million of cash for financing activities in 2018, compared to using $26.5 million 2017. During 2018, we repurchased or redeemed $439.6 million principal amount of our 2022 Notes for $459.5 million in cash and incurred financing costs of $17.7 million related to the refinancing of our debt. Those amounts were offset by cash proceeds of $361.4 million for the issuance of $310.0 million principal amount of the 2026 Notes and $75.0 million principal amount of the Junior Term Loans (which represents the excess from the exchange of debt, as more fully described in Note 5).  We also had an increase of $15.7 million in our financing obligations as a result of the sale and leaseback of one of our real properties, as described in Recent Developments previously.

We used $26.5 million of cash from financing activities in 2017, primarily related to the repurchase of debt. During 2017, we repurchased at maturity a total of $16.9 million principal amount of our 5.75% Notes due in 2017, and we repurchased or redeemed $51.8 million principal amount of our 2022 Notes for an aggregate of $70.7 million in cash. These repurchases were partially offset by the $44.0 million increase in our financial obligations as a result of the sale and leaseback of one of our real properties.

Off‑Balance‑Sheet Arrangements

As of December 30, 2018, we did not have any significant off‑balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S‑K.

Critical Accounting Policies

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The most significant areas involving estimates and assumptions are amortization and/or impairment of goodwill and other intangibles, pension and post‑retirement expenses, and our accounting for income taxes. We believe the following critical accounting policies in particular, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Goodwill:

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceed the estimated fair value of the reporting unit. We assess goodwill for impairment on an annual basis at a reporting unit level, and we have identified two reporting units. One reporting unit (“Western” reporting unit) consists of operations in our West and Central regions and the other reporting unit (“Eastern” reporting unit) consists of operations primarily in our Carolinas and East regions. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or in the estimated future discounted cash flows of our reporting units. Our annual test is performed at our fiscal year end.

We test for goodwill impairment using an equal weighting of a market approach and an income approach.  We used market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach.  This analysis requires significant judgments, including future cash flows, which is dependent on internal forecasts, the long‑term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In addition, financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, used to determine our discount rate, and through our stock price, used to determine our market capitalization. We may be required to recognize impairment of goodwill based on future economic factors.

As of December 30, 2018, the amount of goodwill allocated to the Eastern reporting unit was $240.6 million and the amount allocated to the Western reporting unit was $464.5 million. We performed the annual goodwill impairment tests using a terminal growth rate of 1.0% and a discount rate of 10.5% for the income approach and comparable market multiples from eight companies and a 20% control premium to reflect McClatchy’s two-tiered ownership structure as inputs for the market approach.

The results of the annual goodwill impairment test for 2018 indicated that an impairment was not required. However, the risk of a future goodwill impairment for the Western reporting unit has increased. The fair value of our Eastern reporting unit exceeded the carrying value by 58.2%, and the fair value of our Western reporting unit exceeded the carrying value by approximately 6.1%. Sensitivity analysis of the inputs to the indicated equity value of the Western reporting unit shows that decreasing the terminal growth rate or increasing the discount rate by 0.5% reduces the excess of fair value over the carrying value to 4.2% and 2.8%, respectively. A reduction of the control premium by 5% would reduce the excess of fair value over the carrying value of the Western reporting unit to 4.2%.

No goodwill impairments were recorded during 2017.

Mastheads:

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach that utilizes the discounted cash flow model discussed above, and estimated royalty rates to determine the fair value of each newspaper masthead. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each newspaper in determining the fair value of each newspaper masthead.

We performed interim and annual masthead impairment tests in 2018 and 2017.  As a result of our testing, we recorded total impairment charges of $37.2 million and $21.5 million in 2018 and 2017, respectively.

Other Intangible Assets:

Long‑lived assets such as other intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. No impairment loss was recognized on intangible assets subject to amortization in 2018 or 2017.

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

Current standards of accounting for defined benefit pension plans and post‑retirement benefit plans require recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) the funded status of a post‑retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. At December 30, 2018 and December 31, 2017, we had a total pension and post-retirement obligation of $661.0 million and $602.1 million, respectively.

We maintain a qualified defined benefit pension plan (“Pension Plan”), which covers certain eligible employees. Benefits are based on years of service that continue to count toward early retirement calculations and vesting previously earned. No new participants may enter the Pension Plan and no further benefits will accrue. For our Pension Plan, the net retirement obligations in excess of the retirement plan assets were $548.2 million and $476.7 million as of December 30, 2018, and December 31, 2017, respectively. We used a discount rate of 3.91% and an assumed long‑term return on assets of 7.75% to calculate our retirement plan expenses in 2018.

We also have a limited number of supplemental and post-retirement plans to provide certain key employees and retirees with additional retirement benefits. These plans are funded on a pay‑as‑you‑go basis. For these non‑qualified plans that do not have assets, the post-retirement obligations were $112.8 million and $125.4 million as of December 30, 2018, and December 31, 2017, respectively. We used discount rates of 3.67% to 3.89% to calculate our retirement plan expenses in 2018.

For 2018, for the Pension Plan and the non-qualified post-retirement plans combined, a change in the weighted average rates would have had the following impact on our net benefit cost:

•	A decrease of 50 basis points in the long‑term rate of return would have increased our net benefit cost by approximately $6.8 million; and
•	A decrease of 25 basis points in the discount rate would have decreased our net benefit cost by approximately $0.3 million.

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

During 2018, we finalized the impacts of the Tax Act and noted no material adjustments to our previously recorded balances and results. Additionally, we reviewed the overall valuation allowance as of December 30, 2018, and we determined that we needed to increase our valuation allowance by $34.0 million as a result of the changes to our deferred tax asset balances associated with the masthead and other intangible balances, tax amortizable goodwill and pension.

In 2017, we recorded a valuation allowance related to our deferred tax assets of $192.3 million. As a result of the Tax Act, principally the change that allows an indefinite carryforward period of net operating losses, we reassessed our analysis and decreased our related valuation allowance by $53.6 million during 2017. Due to the adjustments in 2018 noted above, our effective tax rate for 2018 is not comparable to the effective tax rate for 2017.  See Note 6 for further discussion

The timing of recording or releasing a valuation allowance requires significant judgment. The development of these expectations involves the use of estimates such as operating profitability. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. We will continue to maintain a valuation allowance against our deferred tax assets until sufficient positive evidence arises in future that provides an indication that all or a portion of the deferred tax assets meet the more likely than not standard that these assets will be realized in the future. If sufficient positive evidence, such as three-year cumulative pre-tax income, arises in the future that provides an indication that all or a portion of the deferred tax assets meet the more-likely-than-not standard, the valuation allowance may be reversed, in whole or in part, in the period that such determination is made.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of The McClatchy Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The McClatchy Company and subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 30, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

/s/  Deloitte & Touche LLP

Sacramento, California

March 8, 2019

We have served as the Company’s auditor since at least 1984; however, an earlier year could not be reliably determined.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended
	December 30,	December 31,
	2018	2017
	(52 weeks)	(53 weeks)
REVENUES — NET:
Advertising	$416,720	$498,639
Audience	339,506	363,497
Other	51,000	41,456
	807,226	903,592
OPERATING EXPENSES:
Compensation	298,033	338,588
Newsprint, supplements and printing expenses	54,592	66,438
Depreciation and amortization	76,242	80,129
Other operating expenses	364,038	352,830
Other asset write-downs	37,274	23,442
	830,179	861,427

OPERATING INCOME (LOSS)	(22,953)	42,165

NON-OPERATING INCOME (EXPENSE):
Interest expense	(81,397)	(81,501)
Interest income	640	558
Equity income (loss) in unconsolidated companies, net	592	(1,698)
Impairments related to investments in unconsolidated companies, net	—	(170,007)
Gains related to investments in unconsolidated companies	1,721	—
Gain (loss) on extinguishment of debt, net	30,577	(2,700)
Retirement benefit expense	(11,114)	(13,404)
Other — net	7	(312)
	(58,974)	(269,064)

Loss before income taxes	(81,927)	(226,899)
Income tax (benefit) expense	(2,170)	105,459
NET LOSS	$(79,757)	$(332,358)

Net loss per common share:
Basic	$(10.27)	$(43.55)
Diluted	$(10.27)	$(43.55)

Weighted average number of common shares:
Basic	7,768	7,632
Diluted	7,768	7,632

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Years Ended
	December 30,	December 31,
	2018	2017
	(52 weeks)	(53 weeks)
NET LOSS	$(79,757)	$(332,358)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans: (1)
Change in pension and post-retirement benefit plans	(56,530)	8,100
Investment in unconsolidated companies: (1)
Other comprehensive income (loss)	—	4,046
Other comprehensive income (loss)	(56,530)	12,146
Comprehensive loss	$(136,287)	$(320,212)

_____________________

(1)	There is no income tax benefit associated with the years ended December 30, 2018 and December 31, 2017, due to the recognition of a valuation allowance.

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$21,906	$99,387
Trade receivables (net of allowances of $3,008 and $3,225)	81,709	101,081
Other receivables	12,198	11,556
Newsprint, ink and other inventories	9,115	7,918
Assets held for sale	9,920	6,332
Other current assets	15,505	19,000
	150,353	245,274

Property, plant and equipment, net	233,692	257,639
Intangible assets:
Identifiable intangibles — net	143,347	228,222
Goodwill	705,174	705,174
	848,521	933,396
Investments and other assets:
Investments in unconsolidated companies	3,888	7,172
Other assets	58,847	62,437
	62,735	69,609
	$1,295,301	$1,505,918
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$4,312	$74,140
Accounts payable	37,521	31,856
Accrued pension liabilities	11,510	8,941
Accrued compensation	20,481	24,050
Income taxes payable	6,535	10,133
Unearned revenue	58,340	60,436
Accrued interest	26,037	7,954
Financing obligation, current	10,417	9,143
Other accrued liabilities	5,385	9,689
	180,538	236,342
Non-current liabilities:
Long-term debt	633,383	707,252
Deferred income taxes	20,775	28,062
Pension and postretirement obligations	655,310	599,763
Financing obligations	108,252	91,905
Other long-term obligations	38,708	46,926
	1,456,428	1,473,908
Commitments and contingencies

Stockholders’ equity (deficit):
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,384,303 shares and 5,256,325 shares)	53	52
Class B (authorized 60,000,000 shares, issued 2,428,191 shares and 2,443,191 shares)	24	24
Additional paid-in-capital	2,216,681	2,215,109
Accumulated deficit	(1,954,132)	(1,970,097)
Treasury stock at cost, 252 shares and 3,157 shares	(2)	(51)
Accumulated other comprehensive loss	(604,289)	(449,369)
	(341,665)	(204,332)
	$1,295,301	$1,505,918

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	December 30,	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,757)	$(332,358)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	76,242	80,129
Gain on disposal of property and equipment (excluding other asset write-downs)	(4,092)	(23,590)
Retirement benefit expense	11,114	13,404
Stock-based compensation expense	2,057	2,475
Deferred income taxes	(7,287)	86,400
Equity (income) loss in unconsolidated companies	(592)	1,698
Gains related to investments in unconsolidated companies	(1,721)	—
Impairments related to investments in unconsolidated companies, net	—	170,007
Distributions of income from investments in unconsolidated companies	2,876	—
(Gain) loss on extinguishment of debt, net	(30,577)	2,700
Other asset write-downs	37,274	23,442
Bond fees and other debt-related items	6,215	3,243
Other	(5,755)	(9,468)
Changes in certain assets and liabilities:
Trade receivables	16,704	11,502
Inventories	(1,197)	4,064
Other assets	2,475	(605)
Accounts payable	5,665	(4,966)
Accrued compensation	(3,577)	(1,472)
Income taxes	(3,058)	2,211
Accrued interest	18,083	(648)
Other liabilities	(15,173)	(9,045)
Net cash provided by operating activities	25,919	19,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,120)	(11,114)
Proceeds from sale of property, plant and equipment and other	5,679	43,944
Purchase of certificates of deposit	(28,651)	(4,040)
Proceeds from redemption of certificates of deposit	30,957	3,433
Distributions from equity investments	—	7,318
Contributions to cost and equity investments	(2,540)	(3,937)
Proceeds from sale of unconsolidated companies and other-net	5,301	66,913
Other-net	—	(11)
Net cash provided by (used in) investing activities	(374)	102,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of notes and related expenses	(464,870)	(70,715)
Proceeds from issuance of debt	361,449	—
Payment of financing costs	(17,684)	—
Proceeds from sale-leaseback financing obligations	15,749	43,971
Purchase of treasury shares	(436)	(508)
Other	(552)	729
Net cash used in financing activities	(106,344)	(26,523)
Increase (decrease) in cash, cash equivalents and restricted cash	(80,799)	95,106
Cash, cash equivalents and restricted cash at beginning of period	131,354	36,248
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$50,555	$131,354

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share and per share amounts)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 25, 2016	$51	$24	$2,213,098	$(1,637,739)	$(461,515)	$(6)	$113,913
Net loss	—	—	—	(332,358)	—	—	(332,358)
Other comprehensive income	—	—	—	—	12,146	—	12,146
Issuance of 172,781 Class A shares under stock plans	2	—	(2)	—	—	—	—
Stock compensation expense	—	—	2,475	—	—	—	2,475
Purchase of 51,996 shares of treasury stock	—	—	—	—	—	(508)	(508)
Retirement of 48,873 shares of treasury stock	(1)	—	(462)	—	—	463	—
Balance at December 31, 2017	52	24	2,215,109	(1,970,097)	(449,369)	(51)	(204,332)
Cumulative effect adjustment of Topic 606	—	—	—	(2,668)	—	—	(2,668)
Net loss	—	—	—	(79,757)	—	—	(79,757)
Other comprehensive income	—	—	—	—	(56,530)	—	(56,530)
Issuance of 162,824 Class A shares under stock plans	2	—	(1)	—	—	—	1
Stock compensation expense	—	—	2,057	—	—	—	2,057
Purchase of 46,941 shares of treasury stock	—	—	—	—	—	(436)	(436)
Retirement of 49,846 shares of treasury stock	(1)	—	(484)	—	—	485	—
Reclassification of accumulated other comprehensive income (loss) tax effects	—	—	—	98,390	(98,390)	—	—
Balance at December 30, 2018	$53	$24	$2,216,681	$(1,954,132)	$(604,289)	$(2)	$(341,665)

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

1.  SIGNIFICANT ACCOUNTING POLICIES

The McClatchy Company (the “Company,” “we,” “us” or “our”) provides strong, independent local journalism to 30 communities with operations in 14 states, as well as selected national news coverage through our Washington D.C. based bureau. We also provide a full suite of digital marketing services, both through our local sales teams based in the communities we serve, as well as through excelerate®, our national digital marketing agency. We are a publisher of brands such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the (Fort Worth) Star-Telegram. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the NYSE American under the symbol MNI.

Our fiscal year ends on the last Sunday in December. The fiscal year December 30, 2018, consisted of a 52-week period. The fiscal year ended December 31, 2017 consisted of  a 53-week period.

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

Revenue recognition

We recognize revenues when control of the promised goods is transferred to our customers or when the services are performed, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. All revenue recognized on the consolidated statements of operations are the result of contracts with customers, except for revenues associated with lease income where we are the lessor through a sublease arrangement, as these are outside the scope of Topic 606.  Also see Note 2.

Concentrations of credit risks

Financial instruments, which potentially subject us to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. As of December 30, 2018, substantially all of our cash and cash equivalents are in excess of the FDIC insured limits. We have not experienced any losses related to amounts in excess of FDIC limits. We routinely assess the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of our customers, limits our concentration of risk with respect to trade accounts receivable.

Allowance for doubtful accounts

We maintain an allowance account for estimated losses resulting from the risk that our customers will not make required payments. At certain of our media companies, we establish our allowances based on collection experience, aging of our receivables and significant individual account credit risk. At the remaining media companies we use the aging of accounts receivable, reserving for all accounts due 90 days or longer, to establish allowances for losses on accounts receivable; however, if we become aware that the financial condition of specific customers has deteriorated, additional allowances are provided.

We provide an allowance for doubtful accounts as follows:

	Years Ended
	December 30,	December 31,
(in thousands)	2018	2017
Balance at beginning of year	$3,225	$3,254
Charged to costs and expenses	8,995	10,870
Amounts written off	(9,212)	(10,899)
Balance at end of year	$3,008	$3,225

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) and net realizable value. During 2017, we recorded a $2.0 million write‑down of non-newsprint inventory, which was reflected in the other asset write-downs line on our consolidated statement of operations. There were no similar write-downs of newsprint, ink or other inventories during 2018.

Property, plant and equipment

Property, plant and equipment (“PP&E”) are recorded at cost. Additions and substantial improvements, as well as interest expense incurred during construction, are capitalized. Capitalized interest was not material in 2018 or 2017. Expenditures for maintenance and repairs are charged to expense as incurred. When PP&E is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

Property, plant and equipment consisted of the following:

	December 30,	December 31,	Estimated
(in thousands)	2018	2017	Useful Lives
Land	$32,335	$36,491
Building and improvements	268,157	289,574	5	-	60	years
Equipment	506,307	555,204	2	-	25	years	(1)
Construction in process	1,890	2,696
	808,689	883,965
Less accumulated depreciation	(574,997)	(626,326)
Property, plant and equipment, net	$233,692	$257,639

(1)	Presses are 9 - 25 years and other equipment is 2 - 15 years

We record depreciation using the straight‑line method over estimated useful lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets and anticipated technological changes. Our depreciation expense was $28.6 million and $30.8 million in 2018 and 2017, respectively.

During 2018 and 2017, we incurred $0.6 million and $0.3 million, respectively, in accelerated depreciation related to production equipment that was no longer needed due to outsourcing of our printing process at certain of our media companies.

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

Assets held for sale

Assets held for sale includes land and building at three of our media companies that we actively marketed for sale during 2018. In connection with classifying these properties as assets held for the sale, the carrying value of the land and building at one of the properties was reduced to its estimated fair value less selling costs, as determined based on the current market conditions and the estimated selling price. As a result, during 2018, we recorded a $0.1 million impairment charge which is included in other asset write-downs on our consolidated statement of operations.  The land and building at this property were subsequently sold during the third quarter of 2018 with no gain or additional loss.  Additionally, one of the other properties that was classified as assets held for sale in 2018 was sold for a gain of $0.5 million.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

Investments in unconsolidated companies

We have accounted for non-marketable equity investments under the equity or cost method. Investments through which we exercise significant influence but do not have control over the investee are accounted for under the equity method. Investments through which we are not able to exercise significant influence over the investee are accounted for under the cost method.  See Note 3 for discussion of investments in unconsolidated companies.

Financial obligations

Financial obligations consist of contributions of real properties to the Pension Plan in 2016 and 2011 (see Note 7), and real property previously owned by The Sacramento Bee that was sold and leased back during the third quarter of 2017, and real property previously owned by The State in Columbia, South Carolina that we sold and leased back during the second quarter of 2018.

Segment reporting

We operate 30 media companies, providing each of our communities with high-quality news and advertising services in a wide array of digital and print formats. We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Our operating segments are based on how our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), makes decisions about allocating resources and assessing performance. The CODM is provided discrete financial information for the two operating segments. Each operating segment consists of a group of media companies and both operating segments report to the same segment manager. One of our operating segments (“Western Segment”) consists of our media companies’ operations in the West and Central, while the other operating segment (“Eastern Segment”) consists primarily of media company operations in the Carolinas and East.

Goodwill and intangible impairment

Goodwill represents the excess of cost of a business acquisition over the fair value of the net assets acquired. In accordance with FASB ASC 350 " Intangibles - Goodwill and Other " goodwill is not amortized. An impairment loss is recognized when the carrying amount of the reporting unit's net assets exceed the estimated fair value of the reporting unit. We test for impairment of goodwill annually, at year‑end, or whenever events occur, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform this testing on operating segments, which are also considered our reporting units. One reporting unit (“Western” reporting unit) consists of operations in our West and Central regions and the other reporting unit (“Eastern” reporting unit) consists of operations primarily in our Carolinas and East regions

We test for goodwill impairment using an equal weighting of a market approach and an income approach. We use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach). This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, the long‑term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In 2018, we considered the challenging business conditions and the resulting weakness in our stock price in our annual impairment analysis; however, no impairment was recognized. In 2017, we also concluded no impairment charge was required. Also see Note 4.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. We performed interim and annual impairment tests during 2018. Individual newspaper masthead fair values were estimated using the present value of expected future cash flows, using estimates, judgments and assumptions discussed above that we believe were appropriate in the circumstances. As a result, we recorded an intangible newspaper masthead impairment charges of $14.1 million in the third quarter, and $37.2 million for the full year ending December 30, 2018. In 2017, we recorded impairment charges of $21.5 million. Also see Note 4.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

Long‑lived assets, such as intangible assets subject to amortization (primarily advertiser and subscriber lists), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairments of long‑lived assets subject to amortization during 2018 or 2017.

Stock‑based compensation

All stock‑based compensation, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their fair values. At December 30, 2018, we had two stock‑based compensation plans. See Note 10.

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

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) in December 2017, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides that the measurement period for the tax effects of the Tax Act should not extend more than one year from the date the Tax Act was enacted. During 2018, we finalized the impacts of the Tax Act and noted no material adjustments to our previously recorded balances and results. The FASB also issued ASU 2018-02, see below in Note 1, which allowed for certain stranded tax effects resulting from the Tax Act to be reclassified from accumulated other comprehensive income to retained earnings. We elected to early adopt this standard and as such recorded a reclass of $98.4 million of stranded tax effects from accumulated other comprehensive income to retained earnings in 2018.

A tax valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. The timing of recording or releasing a valuation allowance requires significant judgment. Establishment and removal of a valuation allowance requires us to consider all positive and negative evidence and to make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The assessment considers expectations of future taxable income or loss, available tax planning strategies and the reversal of temporary differences. The development of these expectations involves the use of estimates such as operating profitability. The weight given to the evidence is commensurate with the extent to which it can be objectively verified.

We performed our assessment of the deferred tax assets during the third and fourth quarters of 2017, weighing the positive and negative evidence as outlined in ASC 740-10, Income Taxes. As we had incurred three years of cumulative pre-tax losses, such objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. We will continue to maintain a valuation allowance against our deferred tax assets until we believe it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future that provides an indication that all of or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance may be reversed, in whole or in part, in the period that such determination is made.

Current generally accepted accounting principles prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns. We also evaluate any uncertain tax positions and recognize a liability for the tax benefit associated with an uncertain tax position if it is more likely than not that the tax position will

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

not be sustained on examination by the taxing authorities upon consideration of the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We record a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs.  We record accrued interest related to unrecognized tax benefits in interest expense.  Accrued penalties are recorded as part of income taxes.

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

Our policy is to recognize significant transfers between levels at the actual date of the event or circumstance that caused the transfer. During 2018, as a result of the refinancing transactions discussed in Note 5, we transferred our Debentures (as defined in Note 5) from Level 2 to Level 3 in the fair value hierarchy.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable. As of December 30, 2018, and December 31, 2017, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long‑term debt. At December 30, 2018 the carrying value and the estimated fair value of our 2026 Notes (as defined in Note 5) was $287.2 million and $302.4 million, respectively.  As of December 31, 2017, the carrying value and the estimated fair value of the long-term debt, including the current portion of long-term debt, was $781.4 million and $810.7 million, respectively. The fair value of our 2026 Notes as described above was determined using quoted market prices, including the current market activity of our publicly-traded notes and bank debt, trends in investor demand for debt and market values of comparable publicly-traded debt. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

At December 30, 2018, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes (as defined in Note 5), was $350.4 million and, $296.5 million, respectively. The fair values of our Debentures, Junior Term loan, and 2031 Notes were estimated based on quoted market prices. When market evidence was not available or reliable, the fair value was based on the net present value of the future cash flows using interest rates derived from market inputs and a Treasury yield curve in effect at December 30, 2018. These are considered to be Level 3 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

Pension plan. As of December 30, 2018, and December 31, 2017, we had assets related to our qualified defined benefit pension plan measured at fair value. The required disclosures regarding such assets are presented in Note 7.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non‑financial assets that are measured at fair value on a nonrecurring basis are assets held for sale, goodwill, indefinite or finite lived intangible assets and equity method investments. All of these are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include our expected cash flows and the discount rate that we estimate market participants would seek for bearing the risk associated with such assets. We incurred impairment charges during 2018 and 2017 on our newspaper masthead intangible assets (see above in Note 1).

Accumulated other comprehensive loss

We record changes in our net assets from non‑owner sources in our consolidated statements of stockholders’ equity (deficit). Such changes relate primarily to valuing our pension liabilities, net of tax effects.

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 25, 2016	$(450,506)	$(11,009)	$(461,515)
Other comprehensive income (loss) before reclassifications	—	4,046	4,046
Amounts reclassified from AOCL	8,100	—	8,100
Other comprehensive income	8,100	4,046	12,146
Balance at December 31, 2017	$(442,406)	$(6,963)	$(449,369)
Amounts reclassified from AOCL	(153,414)	(1,506)	(154,920)
Other comprehensive loss	(153,414)	(1,506)	(154,920)
Balance at December 30, 2018	$(595,820)	$(8,469)	$(604,289)

	Amount Reclassified from AOCL (in thousands)
	Year Ended	Year Ended
	December 30,	December 31,	Affected Line in the
AOCL Component	2018	2017	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$(56,530)	$8,100	Retirement benefit expense (1)
Reclassification of AOCL tax effects	(98,390)	—	Retained earnings (2)
	$(154,920)	$8,100	Net of tax

_____________________

(1)	There is no income tax benefit associated with the years ended December 30, 2018 and December 31, 2017, due to the recognition of a valuation allowance.
(2)	See Recently adopted accounting pronouncements below

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

Earnings per share (EPS)

Basic EPS excludes dilution from common stock equivalents and reflects income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock appreciation rights and restricted stock units and are computed using the treasury stock method. Anti-dilutive common stock equivalents are excluded from diluted EPS. The weighted average anti‑dilutive common stock equivalents that could potentially dilute basic EPS in the future, but were not included in the weighted average share calculation, consisted of the following:

	Years Ended
	December 30,	December 31,
(shares in thousands)	2018	2017
Anti-dilutive common stock equivalents	199	278

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“Topic 606”), “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 "Revenue Recognition." ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Topic 606 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In 2016 and 2017, the FASB issued additional updates and these updates provided further guidance and clarification on specific items within the previously issued update. We adopted Topic 606 as of January 1, 2018, using the modified retrospective transition method. See Note 2 for further details.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted ASU 2016-01 as of January 1, 2018, on a prospective basis, but it did not have an impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016-15 as of January 1, 2018, retrospectively, but it did not have an impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 addresses the presentation of restricted cash in the statement of cash flows. The standard requires an entity to include restricted amounts with cash and cash equivalents in the statement of cash flows. An entity will no longer present transfers between cash and cash equivalents and restricted amounts on the statement of cash flows. We adopted ASU 2016-18 as of January 1, 2018, using the retrospective transition method to each period presented. As a result of the adoption, net cash provided by operating activities during 2017 increased $1.0 million to exclude the changes in restricted cash, and this amount is reflected in our consolidated cash flow statement.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows for reclassification of stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings. Consequently, the standard eliminates the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the standard only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This standard also requires certain disclosures about the stranded tax effects. It is effective for us for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. During the fourth quarter of 2018, we elected to early adopt

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

this standard. As a result of the adoption, we reclassified $98.4 million of stranded tax effects to accumulated deficit.  These previously had been recorded in accumulated other comprehensive income.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and it replaces the existing guidance in Topic 840, “Leases.” Topic 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use (ROU) assets. The new lease standard does not substantially change lessor accounting. Topic 842 has been amended by ASUs No. 2018-01, 2018-10, 2018-11 and 2018-20, which provide further guidance and clarification on specific items within the previously issued update. It is effective for us for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

We plan to adopt ASC 842 in our next fiscal year beginning December 31, 2018, using the modified retrospective approach, and to apply the new standard to existing leases on the effective date of the standard. Our leases are made up of mostly real estate, vehicle and other equipment leases. As a result, we anticipate that ASC 842 will have a material impact on our consolidated balance sheets due to the recognition of ROU assets and lease liabilities for operating leases. We expect our accounting for capital leases to remain substantially unchanged and do not expect that adoption will have a material impact on our consolidated statements of operations.  Upon adoption, we expect to recognize additional operating lease liabilities of approximately $61.0 million with corresponding ROU assets of approximately $52.0 million.

The new standard provides a number of optional practical expedients in transition. We expect to elect the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for our ongoing accounting. We expect to elect the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases in transition. We also expect to elect the practical expedient allowing us combine lease and non-lease components for our real estate leases.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In 2018, the FASB issued additional guidance update 2018-19 which clarifies the scope of the guidance was not meant to include receivables arising from operating leases. ASU 2016-13 and the subsequent update are effective for us for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 adds, removes and modifies various disclosure requirements within Topic 820. It is effective for us for interim and annual reporting periods beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this guidance and delay adoption of the additional disclosures until their effective date. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal -Use Software (Subtopic

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

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

2. REVENUES

Adoption of ASC 2014-09 (Topic 606), “Revenue from Contracts with Customers”

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.

We recorded a net increase to opening accumulated deficit of $2.7 million as of January 1, 2018, due to the cumulative impact of adopting Topic 606, with the impact primarily related to our audience revenues. The impact to revenues as a result of applying Topic 606 was less than $0.1 million for the year ended December 30, 2018 compared to applying Topic 605.

Revenue Recognition

Revenues are recognized when control of the promised goods is transferred to our customers or services are performed, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

All revenues recognized on the consolidated statements of operations are the result of contracts with customers, except for revenues associated with lease income where we are the lessor through a sublease arrangement, as these are outside the scope of Topic 606.

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

Print advertising is advertising that is printed in a publication, inserted into a publication, or physically mailed to a customer. Our performance obligations for print products are directly associated with the inclusion of the advertisement in the final publication and delivery of the product on the contracted distribution day. Revenues are recognized at the point in time that the newspaper publication is delivered, and distribution of the advertisement is satisfied.

Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. We

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

estimate these amounts based on the expected value approach.

For ads placed on our partners’ websites or selling a product hosted or managed by partners, we evaluate whether we are the principal or agent. Generally, we report advertising revenues for ads placed on our partners’ websites or for the resale of their products on a gross basis; that is, the amounts billed to our customers are recorded as revenues, and amounts paid to our partners for their products or advertising space are recorded as operating expenses. Where we are the principal, we are primarily responsible to our customers for fulfillment of the contract goals though, from time to time, we use third-party goods or services.  Our control is further supported by our level of discretion in establishing price and in some cases, controlling inventory before it is transferred to the customer.

Most products, including the printed newspaper advertising product, banner ads on our websites and video ads on our owned and operated player are reported on a gross basis. However, there are some third-party products and services that we offer to customers and various revenue share arrangements, such as exchange platforms, that are reported on a net revenue basis. When revenues are earned through a reseller of a product or participating in an exchange where control over the service provided is limited, revenues are presented net of the costs of the arrangement.

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

Traditional print subscriptions may have various frequencies of delivery based upon each subscriber’s delivery preference. Revenues are recognized based upon each delivery, therefore at a point in time.

Certain subscribers may enter into a grace period (“grace”) after their previous contract term has expired but before payment has been received on the renewal. Grace is granted as a continuation of the subscription contract, so that service is not disrupted, and the extension is accounted for as variable consideration. We estimate these revenue amounts based on the expected amount to be received, considering the expected discontinuation of service or nonpayment based on historical experience.

Other Revenues

The largest revenue streams within other revenues are for commercial printing and distribution. The commercial print agreements are between us and third-party publishers to print and make available for distribution their finished products. Commercial print contracts are for a daily finished product and each day’s product is unique, or a separate performance obligation.  Revenue is recorded at a point in time upon completion of each day’s print project.

The performance obligation for distribution revenues is the transportation of third-party published products to their subscribers or stores for resale. Distribution is performed substantially the same over the life of the contract and revenue is recognized at the point in time each performance obligation is completed.

We report distribution revenues from the third-party publishers on a gross basis. That is, the amounts that we bill to third party publishers to deliver their finished product to their customers are recorded as revenues, and the amounts paid to our independent carriers to deliver the third-party product are recorded as operating expenses.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

revenue to each performance obligation based on its stand-alone selling price. We generally determine stand-alone selling prices for audience revenue contracts based upon observable market values and the adjusted market assessment. For advertising revenue contracts with multiple performance obligations, stand-alone selling price is based on the prices charged to customers or on an adjusted market assessment.

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

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

CareerBuilder, LLC

On September 13, 2018, we sold our remaining 3.0% ownership interest in CareerBuilder, LLC (“CareerBuilder”) and received gross proceeds of $5.3 million. As a result of this sale, we recognized a gain on sale of investments in unconsolidated companies of $1.7 million in 2018. During 2018, we also received distributions totaling approximately $2.8 million from CareerBuilder, which relate to the return of earnings. Our 3.0% ownership interest in CareerBuilder was accounted for under the cost method (measurement alternative under ASU 2016-01).

On June 19, 2017, we along with the then existing ownership group of CareerBuilder announced that we had entered into an agreement to sell a majority of the collective ownership interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Management Group along with the Ontario Teachers' Pension Plan Board. The transaction closed on July 31, 2017. We received $73.9 million from the closing of the transaction, consisting of approximately $7.3 million in normal distributions and $66.6 million of gross proceeds. After the close of the transaction, our ownership interest in CareerBuilder was reduced to approximately 3.0% from 15.0%. We recorded a total of $168.2 million in pre-tax impairment charges on our equity investment in CareerBuilder during 2017 related to this transaction.

Write-downs

During 2018 and 2017, excluding the CareerBuilder impairments noted above, we recorded write‑downs of zero and $2.4 million, respectively. The write-downs in 2017 were related to various investments and were recorded in impairments related to equity investments in the consolidated statement of operations.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

Other

Three of our wholly-owned subsidiaries have a combined 27.0% general partnership interest in Ponderay Newsprint Company (“Ponderay”). The carrying value of the investment in Ponderay is zero as a result of a write off in 2014 and accumulative losses exceeding our carrying value. No future income or losses from Ponderay will be recorded until our carrying value on our balance sheet is restored through future earnings by Ponderay.

We have a 49.5% ownership interest in The Seattle Times Company (“STC”). The carrying value of our investment in STC is zero as a result of accumulative losses in previous years exceeding our carrying value. No future income or losses from STC will be recorded until our carrying value on our balance sheet is restored through future earnings by STC.

We also incur expenses related to the purchase of products and services provided by these companies. We purchased some of our newsprint supply from Ponderay through a third-party intermediary and in 2017, we incurred wholesale fees from CareerBuilder for the uploading and hosting of online advertising on behalf of our media companies’ advertisers. We recorded these expenses for CareerBuilder as a reduction to the associated digital classified advertising revenues and expenses related to Ponderay were recorded in newsprint expenses.

The following table summarizes expenses incurred for products and services provided by unconsolidated companies:

	Years Ended
	December 30,	December 31,
(in thousands)	2018	2017
CareerBuilder, LLC	$—	$354
Ponderay (general partnership)	7,975	9,162

4.  INTANGIBLE ASSETS AND GOODWILL

Changes in identifiable intangible assets and goodwill consisted of the following:

	December 31,		Disposition	Impairment	Amortization	December 30,
(in thousands)	2017	Additions	Adjustment	Charges	Expense	2018
Intangible assets subject to amortization	$839,284	$—	$(948)	$—	$—	$838,336
Accumulated amortization	(761,013)	—	948	—	(47,660)	(807,725)
	78,271	—	—	—	(47,660)	30,611
Mastheads	149,951	—	—	(37,215)	—	112,736
Goodwill	705,174	—	—	—	—	705,174
Total	$933,396	$—	$—	$(37,215)	$(47,660)	$848,521

	December 25,		Disposition	Impairment	Amortization	December 31,
(in thousands)	2016	Additions	Adjustment	Charges	Expense	2017
Intangible assets subject to amortization	$839,273	$11	$—	$—	$—	$839,284
Accumulated amortization	(711,723)	—	—	—	(49,290)	(761,013)
	127,550	11	—	—	(49,290)	78,271
Mastheads	171,436	—	—	(21,485)	—	149,951
Goodwill	705,174	—	—	—	—	705,174
Total	$1,004,160	$11	$—	$(21,485)	$(49,290)	$933,396

As discussed more fully in Note 1, based on our interim and annual impairment testing of intangible newspaper mastheads we recorded a total of $37.2 million in masthead impairments during 2018. These impairment charges  were recorded in other asset write-downs line item on our consolidated statements of operations.

Based on our annual impairment testing of goodwill and intangible newspaper mastheads at December 31, 2017, we recorded $21.5 million in masthead impairments, which were recorded in the goodwill impairment and other asset write-downs line item on our consolidated statements of operations. We had no goodwill impairments as a result of our annual

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

impairment testing as of December 31, 2017.

Accumulated changes in indefinite lived intangible assets and goodwill as of December 30, 2018, and December 31, 2017, consisted of the following:

	December 30, 2018			December 31, 2017
	Original Gross	Accumulated	Carrying	Original Gross	Accumulated	Carrying
(in thousands)	Amount	Impairment	Amount	Amount	Impairment	Amount
Mastheads	$684,500	$(571,764)	$112,736	$684,500	$(534,549)	$149,951
Goodwill	3,571,111	(2,865,937)	705,174	3,571,111	(2,865,937)	705,174
Total	$4,255,611	$(3,437,701)	$817,910	$4,255,611	$(3,400,486)	$855,125

Amortization expense was $47.7 million and $49.3 million in 2018 and 2017, respectively. The estimated amortization expense for the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2019	$24,095
2020	803
2021	680
2022	655
2023	667

5.  LONG‑TERM DEBT

All of our long‑term debt is in fixed rate obligations. As of December 30, 2018, and December 31, 2017, our outstanding long‑term debt consisted of senior secured notes, unsecured notes, and loans. They are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $109.2 million and $23.7 million as of December 30, 2018, and December 31, 2017, respectively. The unamortized discounts include; fair value adjustments on unsecured debt acquired in 2006, as well as the Junior Term Loans and the 2026 Notes that included original issue discounts from the 2018 debt refinancing discussed below.

The face values of the notes, as well as the carrying values are as follows:

	Face Value at	Carrying Value
	December 30,	December 30,	December 31,
(in thousands)	2018	2018	2017
ABL Credit Agreement	$—	$—	$—
Notes:
9.000% senior secured notes due in 2022	—	—	433,819
9.000% senior secured notes due in 2026	304,700	287,249	—
7.795% tranche A junior term loan due in 2030	157,083	123,213	—
6.875% senior secured junior lien notes due in 2031	193,466	141,447	—
7.150% debentures due in 2027	7,105	6,824	85,262
6.875% debentures due in 2029	82,764	78,962	262,311
Long-term debt	$745,118	$637,695	$781,392
Less current portion	4,575	4,312	74,140
Total long-term debt, net of current	$740,543	$633,383	$707,252

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

Debt Maturities, Repurchases, Redemptions and Extinguishment of Debt

During 2018 and 2017, we redeemed or repurchased our outstanding debt as follows:

	Year Ended
	December 30,	December 31,
	2018	2017
(in thousands)	Face Value	Face Value
9.000% senior secured notes due in 2022	$439,630	$51,785
5.750% notes due in 2017	—	16,865
9.000% senior secured notes due in 2026	5,300	—
Total notes matured, repurchased or redeemed	$444,930	$68,650

During 2018, we recorded a net gain on the extinguishment of debt of $30.6 million as a result of the following transactions that occurred in 2018, as described below.

During the quarter ended September 30, 2018, in conjunction with the refinancing discussed below, we redeemed $344.1 million of our 2022 senior secured notes due in 2022 (“2022 Notes”). We also executed a non-cash exchange of most of our 7.150% debentures due November 1, 2027 (“2027 Debentures”) and 6.875% debentures due March 15, 2029 (“2029 Debentures” and together with the 2027 Debentures, the “Debentures”) for new Tranche A and Tranche B Junior Term Loans (as defined below).

The non-cash exchange of the Debentures discussed above was executed with a single lender and its affiliates. We reviewed all of our debt instruments held by this lender prior to and after the refinancing and determined that the new debt instruments were substantially different from the previously held instruments. We concluded that the exchange of the Debentures for the Junior Term Loans should be accounted for as an extinguishment of the Debentures. As a result, during 2018, we recorded a gross gain of $68.7 million, which represents the difference between the carrying value of the Debentures and the fair market value of the Junior Term Loans at time of the exchange. This gain was partially offset by a $32.3 million write-off of the unamortized discounts on the Debentures, unamortized debt issuance costs on the 2022 Notes, and premiums paid on the 2022 Notes for a net gain of $30.6 million.

The net gain on extinguishment of debt recorded on the above transactions was partially offset by a loss on extinguishment of debt recorded in conjunction with our notes redemptions and repurchases during 2018. During 2018, we (i) redeemed $0.5 million of our 2022 Notes through a tender offer that expired on May 22, 2018, (ii) redeemed $75.0 million of our 2022 Notes, which we had previously announced in December 2017, (iii) repurchased $20.0 million of the 2022 Notes through a privately negotiated transaction, and (iv) redeemed $5.3 million of our 2026 Notes, which was previously announced in October 2018. We recorded any applicable premiums that were paid and wrote off the associated debt issuance costs on the above transactions.

During December 2018, we entered into an indenture (“2031 Notes Indenture”) in the amount of $193.5 million aggregate principal amount of 6.875% Senior Secured Junior Lien Notes due 2031 (“2031 Notes”). The 2031 Notes were issued in exchange for an equal principal amount of Tranche B Junior Term Loans (as defined below). These 2031 Notes have substantially the same terms as the Tranche B Junior Term Loan. As a result of this transaction, the Tranche B Junior Term Loan has been fully extinguished.

During 2017, we recorded a loss on the extinguishment of debt of $2.7 million as a result of the following transactions. During 2017, we (i) retired $16.9 million of debt that matured on September 1, 2017; (ii) repurchased a total $50.0 million of our 2022 Notes through privately negotiated transactions; and (iii) redeemed $1.8 million of the 2022 Notes through our offer to purchase or privately negotiated transactions. The notes that matured and the notes that were redeemed as a result of our offer to purchase, were transacted at the principal amount plus accrued and unpaid interest. The 2022 Notes that we repurchased through privately negotiated transactions were repurchased at a premium, and we wrote off the associated debt issuance costs.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

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

On July 16, 2018, the 2022 Notes Trustee, at our direction, delivered a notice of redemption to the holders of all $344.1 million in aggregate principal amount of outstanding 2022 Notes. The redemption to the holders was completed on August 15, 2018.

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

As of December 30, 2018, under the ABL Credit Agreement we had $61.0 million of available credit. The Borrowing Base is recalculated monthly and is subject to seasonality of advertising sales around year-end holiday periods (and resulting growth in advertising accounts receivable balances). As of December 30, 2018, we had a $28.7 million standby letters of credit secured under the LOC Facility. We are required to provide cash collateral equal to 100% of the aggregate undrawn stated amount of each outstanding letter of credit. Cash collateral associated with the LOC Facility is classified in our consolidated balance sheets in other assets. The amounts of standby letters of credit declined to $26.7 million in January 2019.

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

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

We are required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). As of December 30, 2018, we determined the excess cash flow due was $4.3 million which is classified as current portion of long-term debt on the consolidated balance sheet.

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

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

Junior Lien Term Loan Agreement and 2031 Notes

On July 16, 2018, we entered into a Junior Lien Term Loan Credit Agreement, among the Company, the guarantors party thereto, the lenders party thereto and The Bank of New York Mellon, as administrative agent and collateral agent (“Junior Term Loan Agreement”). The Junior Term Loan Agreement provided for a $157.1 million secured term loan (“Tranche A Junior Term Loans”) and a $193.5 million term loan (“Tranche B Junior Term Loans” and together with the Tranche A Junior Term Loans, “Junior Term Loans”). The Tranche A Junior Term Loans mature on July 15, 2030 and the Tranche B Junior Term Loans had a maturity date of July 15, 2031. Our obligations under the Junior Term Loan Agreement are guaranteed by our subsidiaries that guarantee the 2026 Notes. Under the terms of the Junior Term Loan Agreement, affiliates of Chatham Asset Management, LLC may elect to convert up to $75.0 million in aggregate principal amount of 2029 Debentures owned by them into an equal principal amount of Tranche B Junior Term Loans or notes with terms substantially similar to the Tranche B Junior Term Loans upon written notice to us.

As noted above, in December 2018 Chatham elected to exchange the full amount of $193.5 million of the Tranche B Junior Term Loans for the 2031 Notes.  As such the Tranche B Junior Term Loans were fully extinguished at the end of 2018.

On July 16, 2018, the $82.1 million in aggregate principal amount of 2027 Debentures and $193.5 million in aggregate principal amount of 2029 Debentures were exchanged for the Junior Term Loans. The cash proceeds from the exchange were used to redeem a portion of the 2022 Notes, and to pay fees, costs, and expenses in connection with our debt refinancing. As discussed above, we determined that the instruments held by the single lender, when combined, had substantially different cash flows from one another and therefore we accounted for the exchange as a debt extinguishment.

We have the right to prepay loans under the Junior Term Loan Agreement, in whole or in part, at any time, at specified prices that decline over time, plus accrued and unpaid interest, if any, in the case of Tranche A Junior Term Loans. We have the right to prepay notes under the 2031 Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest, if any. Amounts prepaid may not be reborrowed.

Tranche A Junior Term Loans and the 2031 Notes bear interest at a rate per annum equal to 7.795% and 6.875%, respectively. Interest on the loans and notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019.

The Junior Term Loan Agreement and the 2031 Notes contains customary affirmative covenants, including covenants

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Junior Term Loan Agreement and 2031 Notes contains customary negative covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make investments, make certain restricted payments and sell assets, subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Junior Term Loan Agreement immediately due and payable and may exercise the other rights and remedies provided for under the Junior Term Loan Agreement and related loan documents. In general, the affirmative and negative covenants of the Junior Term Loan Agreement and the 2031 Notes are substantially the same as the covenants in the 2026 Notes Indenture.

Other Debt

After giving effect to the Junior Term Loan Agreement, we have $7.1 million aggregate principal amount of 2027 Debentures and $82.8 million aggregate principal amount of 2029 Debentures outstanding as of December 30, 2018.

Maturities

The following table presents the approximate annual maturities of outstanding long‑term debt as of December 30, 2018, based upon our required payments, for the next five years and thereafter:

Payments
Year	(in thousands)
2019	$4,575
2020	—
2021	—
2022	—
2023	—
Thereafter	740,543
Debt principal	$745,118

6.  INCOME TAXES

Income tax provision (benefit) consisted of:

	Years Ended
	December 30,	December 31,
(in thousands)	2018	2017
Current:
Federal	$5,546	$15,042
State	(429)	4,017
Deferred:
Federal	(961)	80,293
State	(6,326)	6,107
Income tax provision (benefit)	$(2,170)	$105,459

As of December 30, 2018, we completed our accounting for the tax effects of enactment of the Tax Act and noted no significant adjustments were required.  During 2018 and 2017, we re-measured certain deferred tax assets and liabilities based on the rates at which we expect them to reverse in the future.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

The effective tax rate expense (benefit) and the statutory federal income tax rate are reconciled as follows:

	Years Ended
	December 30,	December 31,
	2018	2017
Statutory rate	(21.0)%	(35.0)%
State taxes, net of federal benefit	(4.3)	2.4
Changes in estimates	0.8	—
Changes in unrecognized tax benefits	(4.3)	0.6
Other	2.8	0.3
Impact of valuation allowance	23.0	80.0
Impact of tax rate changes	—	(2.4)
Stock compensation	0.3	0.6
Effective tax rate	(2.7)%	46.5%

The components of deferred tax assets and liabilities consisted of the following:

	December 30,	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Compensation benefits	$157,715	$144,084
State taxes	1,909	2,861
State loss carryovers	4,006	4,338
Investments in unconsolidated subsidiaries	4,242	4,981
Deferred interest expense	15,342	—
Other	3,407	2,945
Total deferred tax assets	186,621	159,209
Valuation allowance	(143,764)	(109,718)
Net deferred tax assets	42,857	49,491
Deferred tax liabilities:
Depreciation and amortization	45,239	68,665
Debt discount	17,876	4,512
Deferred gain on debt	—	4,376
Other	517	—
Total deferred tax liabilities	63,632	77,553
Net deferred tax assets (liabilities)	$(20,775)	$(28,062)

The valuation allowance increased by $34.0 million and $105.8 million in 2018 and 2017, respectively.

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

We performed an assessment of the deferred tax assets during the third and fourth quarters of 2017, weighing the positive and negative evidence as outlined in ASC 740, Income Taxes. As we incurred three years of cumulative pre-tax losses, such objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. Accordingly, we recorded a valuation allowance charge of $192.3 million for 2017, which was recorded in income tax (benefit) expense on our consolidated statements of operations. During the quarter ended December 31, 2017, as a result of the Tax Act, principally the change to allow an indefinite carryforward period of net operating losses, we reassessed our analysis and decreased our related valuation allowance by $53.6 million. As of December 31, 2017, our valuation allowance against a majority of our net deferred tax assets was $109.7 million. As of December 30, 2018, we performed a review of our deferred tax assets and liabilities as

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

well as the corresponding valuation allowance amounts.  Based on this review, we recorded an additional $34.0 million of valuation allowance due to changes to the deferred tax balances related to mastheads, tax amortizable goodwill and pension. Of this amount, $20.4 million was included as income tax expense and $13.7 million was recorded as an offset to other comprehensive income for changes related to our pension deferred tax asset

We will continue to maintain a valuation allowance against our deferred tax assets until it is more-likely-than-not that these assets will be realized in the future under generally accepted accounting standards. If sufficient positive evidence, such as three-year cumulative pre-tax income, arises in the future that provides an indication that all or a portion of the deferred tax assets meet the more-likely-than-not standard, the valuation allowance may be reversed, in whole or in part, in the period that such determination is made.

As of December 30, 2018, we have net operating loss carryforwards in various states totaling approximately $281.3 million, which expire in various years between 2024 and 2038 if not used.  We also have state tax credits of $0.5 million which expire between 2025 and 2028 if not utilized.

As of December 30, 2018, we had approximately $17.1 million of uncertain tax positions consisting of approximately $13.8 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $3.3 million in gross accrued interest and penalties. If recognized, approximately $6.9 million of the net unrecognized tax benefits would impact the effective tax rate, with the remainder impacting other accounts, primarily deferred taxes. It is reasonably possible that up to $1.9 million reduction of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of statutes of limitations.

We record interest on unrecognized tax benefits as a component of interest expense, while penalties are recorded as part of income tax expense.  Related to the unrecognized tax benefits noted below, we recorded interest expense (benefit), of ($0.6) million and $1.1 million for 2018 and 2017, respectively. We recorded penalty expense (benefit) of ($0.3) million and $0.3 million during 2018 and 2017, respectively. Accrued interest and penalties at December 30, 2018 and December 31, 2017 were approximately $3.3 million and $4.3 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits consists of the following:

	Years Ended
	December 30,	December 31,
(in thousands)	2018	2017
Balance at beginning of fiscal year	$20,764	$16,477
Increases based on tax positions in prior year	84	3,299
Decreases based on tax positions in prior year	(4,261)	—
Increases based on tax positions in current year	1,124	1,642
Settlements	(511)	(164)
Lapse of statute of limitations	(3,378)	(490)
Balance at end of fiscal year	$13,822	$20,764

As of December 30, 2018, the following tax years and related taxing jurisdictions were open:

	Open	Years Under
Taxing Jurisdiction	Tax Year	Exam
Federal	2015-2018	—
California	2014-2018	—
Other States	2006-2018	—

7.  EMPLOYEE BENEFITS

We maintain a qualified defined benefit pension plan (“Pension Plan”), which covers certain eligible employees. Benefits are based on years of service that continue to count toward early retirement calculations and vesting previously earned. No new participants may enter the Pension Plan and no further benefits will accrue.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

We also have a limited number of supplemental retirement plans to provide certain key employees and retirees with additional retirement benefits. These plans are funded on a pay‑as‑you‑go basis and the accrued pension obligation is largely included in other long‑term obligations. We paid $8.9 million and $8.7 million in 2018 and 2017, respectively, for these plans. We also provide or subsidize certain life insurance benefits for employees.

The following tables provide reconciliations of the pension and post‑ retirement benefit plans’ benefit obligations, fair value of assets and funded status as of December 30, 2018, and December 31, 2017:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2018	2017	2018	2017
Change in Benefit Obligation
Benefit obligation, beginning of year	$2,080,013	$1,941,907	$7,625	$7,403
Interest cost	79,154	85,468	256	271
Plan participants’ contributions	—	—	10	12
Actuarial (gain)/loss	(126,540)	152,353	(417)	707
Gross benefits paid	(111,640)	(99,715)	(647)	(768)
Benefit obligation, end of year	$1,920,987	$2,080,013	$6,827	$7,625

	Pension Benefits		Post-retirement Benefits
(in thousands)	2018	2017	2018	2017
Change in Plan Assets
Fair value of plan assets, beginning of year	$1,477,926	$1,335,435	$—	$—
Actual return on plan assets	(115,192)	233,495	—	—
Employer contribution	8,885	8,711	637	756
Plan participants’ contributions	—	—	10	12
Gross benefits paid	(111,640)	(99,715)	(647)	(768)
Fair value of plan assets, end of year	$1,259,979	$1,477,926	$—	$—

	Pension Benefits		Post-retirement Benefits
(in thousands)	2018	2017	2018	2017
Funded Status
Fair value of plan assets	$1,259,979	$1,477,926	$—	$—
Benefit obligations	(1,920,987)	(2,080,013)	(6,827)	(7,625)
Funded status and amount recognized, end of year	$(661,008)	$(602,087)	$(6,827)	$(7,625)

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

Amounts recognized in the consolidated balance sheets at December 30, 2018, and December 31, 2017, consist of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2018	2017	2018	2017
Current liability	$(11,510)	$(8,941)	$(1,015)	$(1,008)
Noncurrent liability	(649,498)	(593,146)	(5,812)	(6,617)
	$(661,008)	$(602,087)	$(6,827)	$(7,625)

Amounts recognized in accumulated other comprehensive income for the years ended December 30, 2018, and December 31, 2017, consist of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2018	2017	2018	2017
Net actuarial loss/(gain)	$811,063	$757,096	$(7,334)	$(7,820)
Prior service cost/(credit)	—	—	(4,456)	(6,534)
	$811,063	$757,096	$(11,790)	$(14,354)

The elements of retirement and post‑retirement costs are as follows:

	Years Ended
	December 30,	December 31,
(in thousands)	2018	2017
Pension plans:
Interest Cost	$79,154	$85,468
Expected return on plan assets	(90,495)	(89,569)
Actuarial loss	25,181	20,335
Net pension expense	13,840	16,234
Net post-retirement benefit credit	(2,726)	(2,830)
Net retirement expenses	$11,114	$13,404

Our discount rate was determined by matching a portfolio of long‑term, non‑callable, high-quality bonds to the plans’ projected cash flows.

Weighted average assumptions used for valuing benefit obligations were:

	Pension Benefit		Post-retirement
	Obligations		Obligations
	2018	2017	2018	2017
Discount rate	4.42%	3.91%	4.15%	3.60%

Weighted average assumptions used in calculating expense:

	Pension Benefit Expense		Post-retirement Expense
	December 30,	December 31,	December 30,	December 31,
	2018	2017	2018	2017
Expected long-term return on plan assets	7.75%	7.75%	N/A	N/A
Discount rate	3.91%	4.52%	3.60%	3.95%

Contributions and Cash Flows

We did not have a required cash minimum contribution to the Pension Plan in 2018 or 2017 and made no voluntary cash contributions. We expect to have a required pension contribution of approximately $3.0 million under the Employee Retirement Income Security Act in fiscal year 2019.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

Expected benefit payments to retirees under our retirement and post‑retirement plans over the next 10 years are summarized below:

	Retirement	Post-retirement
(in thousands)	Plans (1)	Plans
2019	$111,478	$1,036
2020	112,450	925
2021	117,079	822
2022	118,319	736
2023	120,408	656
2024-2028	621,158	2,241
Total	$1,200,892	$6,416

(1)	Largely to be paid from the qualified defined benefit pension plan.

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

Our assumed long‑term return on assets was developed using a weighted average return based upon the Pension Plan’s portfolio of assets and expected returns for each asset class, considering projected inflation, interest rates and market returns. The assumed return was also reviewed in light of historical and recent returns in total and by asset class.

As of December 30, 2018, and December 31, 2017, the target allocations for the Pension Plan assets were 61% equity securities, 33% debt securities and 6% real estate securities.

The table below summarizes the Pension Plan’s financial instruments that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above, as of the year ended December 30, 2018

	2018
	Plan Assets
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Cash and cash equivalents	$9,366	$—	$—	$—	$9,366
Mutual funds	139,978	—	—	—	139,978
Common collective trusts	—	—	—	1,045,628	1,045,628
Real estate	—	—	55,398	—	55,398
Private equity funds	—	—	9,609	—	9,609
Total	$149,344	$—	$65,007	$1,045,628	$1,259,979

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

The table below summarizes changes in the fair value of the Pension Plan’s Level 3 investment assets held for the year ended December 30, 2018:

(in thousands)	Real Estate	Private Equity	Total
Beginning Balance, December 31, 2017	$58,050	$9,509	$67,559
Realized gains (losses), net	4,528	3	4,531
Transfer in or out of level 3	(8,601)	—	(8,601)
Unrealized gains (losses), net	1,421	97	1,518
Ending Balance, December 30, 2018	$55,398	$9,609	$65,007

The table below summarizes the Pension Plan’s financial instruments that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed above, as of the year ended December 31, 2017:

	2017
	Plan Assets
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Cash and cash equivalents	$8,498	$—	$—	$—	$8,498
Mutual funds	478,565	—	—	—	478,565
Common collective trusts	—	—	—	923,304	923,304
Real estate	—	—	58,050	—	58,050
Private equity funds	—	—	9,509	—	9,509
Total	$487,063	$—	$67,559	$923,304	$1,477,926

The table below summarizes changes in the fair value of the Pension Plan’s Level 3 investment assets held for the year ended December 31, 2017:

(in thousands)	Real Estate	Private Equity	Total
Beginning Balance, December 25, 2016	$57,531	$8,149	$65,680
Realized gains (losses), net	4,632	—	4,632
Transfer in or out of level 3	(4,614)	—	(4,614)
Unrealized gains (losses), net	501	1,360	1,861
Ending Balance, December 31, 2017	$58,050	$9,509	$67,559

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

(in thousands)	2018	2017	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
U.S equity funds (1)	$296,135	$353,555	Daily	None
International equity funds (2)	311,119	569,749	Daily - Monthly	None
Emerging markets equity funds (3)	153,927	—	Daily	None - 5-Day
Fixed income funds (4)	284,447	—	Daily - Semi-Monthly	2-Day - 5-Day
Total	$1,045,628	$923,304

________________

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

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

(3)

Emerging markets equity fund strategies - Investments in emerging equities may include commitments to publicly traded common stocks and securities convertible into common stock issued by companies domiciled in countries considered emerging by one or more benchmark providers.

(4)

Fixed income fund strategies - Fixed income investments may include debt instruments issued by both U.S. and non-U.S. governments, agencies, “quasi Government” agencies, corporations, and any other public or private regulated debt security.

Real estate: In 2016 and 2011, we contributed certain of our real property to our Pension Plan, and we entered into leaseback arrangements for the contributed facilities. This contribution was measured at fair value using Level 3 inputs, which primarily consisted of expected cash flows and discount rate that we estimated market participants would seek for bearing the risk associated with such assets. The accounting treatment for both contributions is described below.

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

Certain properties from the 2011 contributions have been sold by the Pension Plan and others may be sold by the Pension Plan in the future. In May 2018, the Pension Plan sold the Lexington real property for approximately $4.1 million and we terminated our lease on the property. The property was included in the real property contributions that we made to the Pension Plan in fiscal year 2011. As a result of the sale by the Pension Plan, we recognized a $0.2 million loss on the sale of the Lexington property in other operating expenses on the consolidated statement of operations in 2018.

Private equity funds: Private equity funds represent investments in limited partnerships, which invest in start‑up or other private companies. Fair value was estimated based on our proportionate share of the capital in the private equity fund and was measured using Level 3 inputs.

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables eligible employees to defer compensation. During the fourth quarter of 2017, we announced the reinstatement of a company matching contribution program beginning with the first pay check paid in 2018. Our matching contributions during 2018 was $2.5 million and is recorded in our compensation line item of our consolidated statement of operations. Also, during the fourth quarter of 2017, we terminated the 401(k) plan supplemental contribution that was tied to performance.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

8.  CASH FLOW INFORMATION

Reconciliation of cash, cash equivalents and restricted cash as reporting in the consolidated balance sheets to the total of the same such amounts show above:

	December 30,	December 31,
(in thousands)	2018	2017
Cash and equivalents	$21,906	$99,387
Restricted cash included in other assets (1)	28,649	31,967
Total cash, cash equivalents and restricted cash	$50,555	$131,354

(1) Restricted cash balances are certificates of deposits or time deposits secured against letters of credit primarily related to contractual agreements with our workers’ compensation insurance carrier and one of our property leases.

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Year Ended
	December 30,	December 31,
(in thousands)	2018	2017
Interest paid (net of amount capitalized)	$43,313	$68,861
Income taxes paid (net of refunds)	13,935	12,437

Other non-cash investing and financing activities related to pension plan transactions:
Reduction of financing obligation due to sale of real properties by pension plan	(2,667)	—
Reduction of PP&E due to sale of real properties by pension plan	(2,854)	—

Other non-cash investing and financing activities related to pension plan transactions consists of the sale of one of the properties by the Pension Plan in 2018, described further in Note 7.

During 2018, we completed a debt for debt exchange of a majority of the existing 2027 Debentures and 2029 Debentures for newly issued Tranche A Junior Term Loans and 2031 Notes.  This transaction included a non-cash discount of $68.7 million recorded within the gain on extinguishment of debt.  See Note 5 for definitions and further information.

9.  COMMITMENTS AND CONTINGENCIES

We have certain other obligations for various contractual agreements that secure future rights to goods and services to be used in the normal course of operations. These include purchase commitments for printing outsource agreements, planned capital expenditures, lease commitments and self‑insurance obligations.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

The following table summarizes our minimum annual contractual obligations as of December 30, 2018:

	Payments Due By Period
(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Purchase obligations (1)	$35,371	$15,270	$9,742	$4,487	$3,394	$—	$68,264
Operating leases (2)
Lease obligations	16,408	11,921	9,797	10,178	10,160	31,139	89,603
Sublease income	(4,044)	(1,306)	(379)	(334)	(232)	—	(6,295)
Net lease obligation	12,364	10,615	9,418	9,844	9,928	31,139	83,308
Workers’ compensation obligations (3)	2,340	1,507	1,118	864	696	5,761	12,286
Total	$50,075	$27,392	$20,278	$15,195	$14,018	$36,900	$163,858

(1)	Represents our purchase obligations primarily related to printing outsource agreements and capital expenditures for PP&E expiring at various dates through 2023.
(2)

Represents minimum rental commitments under operating leases with non‑cancelable terms in excess of one year and sublease income from leased space with non-cancelable terms in excess of one year. We rent certain facilities and equipment under operating leases expiring at various dates through 2023. Total rental expense, included in other operating expenses, amounted to $14.3 million and $13.4 million in 2018 and 2017, respectively. Most of the leases provide that we pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses. We sublease office space to other companies under non-cancellable agreements that expire at various dates through 2023. Sublease income from operating leases totaled $5.0 million and $4.8 million in 2018 and 2017, respectively.

(3)

We retain the risk for workers’ compensation resulting from uninsured deductibles per accident or occurrence that are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. For the year ended December 30, 2018, we compiled our historical data pertaining to the self‑insurance experiences and actuarially developed the ultimate loss associated with our self‑insurance programs for workers’ compensation liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs. At December 30, 2018, the undiscounted ultimate losses of all our self‑insurance reserves related to our workers’ compensation liabilities were $12.3 million, net of estimated insurance recoveries of approximately $1.9 million. At December 31, 2017, the undiscounted ultimate losses of all our self-insurance reserves related to workers’ compensation liabilities were $13.0 million, net of estimated insurance recoveries of approximately $2.2 million.

We discount the net amounts above to present value using an approximate risk‑free rate over the average life of our insurance claims. For the years ended December 30, 2018, and December 31, 2017, the discount rate used was 3.1% and 2.3%, respectively. The present value of all self‑insurance reserves, net of estimated insurance recoveries, for our workers’ compensation liability recorded at December 30, 2018, and December 31, 2017, was $10.7 million and $12.1 million, respectively.

Legal Proceedings and other contingent claims

In December 2008, carriers of The Fresno Bee filed a class action lawsuit against us and The Fresno Bee in the Superior Court of the State of California in Fresno County captioned Becerra v. The McClatchy Company (“Fresno case”) alleging that the carriers were misclassified as independent contractors and seeking mileage reimbursement. In February 2009, a substantially similar lawsuit, Sawin v. The McClatchy Company, involving similar allegations was filed by carriers of The Sacramento Bee (“Sacramento case”) in the Superior Court of the State of California in Sacramento County. The class consists of roughly 5,000 carriers in the Sacramento case and 3,500 carriers in the Fresno case. The plaintiffs in both cases are seeking unspecified restitution for mileage reimbursement. With respect to the Sacramento case, in September 2013, all wage and hour claims were dismissed, and the only remaining claim is an equitable claim for mileage reimbursement under the California Civil Code. In the Fresno case, in March 2014, all wage and hour claims were dismissed, and the only remaining claim is an equitable claim for mileage reimbursement under the California Civil Code.

The court in the Sacramento case trifurcated the trial into three separate phases: independent contractor status, liability and restitution. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

to July 2009 were misclassified as independent contractors. We objected to the tentative decision, but the court ultimately adopted it as final. In June 2016, The McClatchy Company was dismissed from the lawsuit, leaving The Sacramento Bee as the sole defendant. On August 30, 2017, the court issued a statement of decision ruling that the court would not hold a phase two trial but would, instead, assume liability from the evidence previously submitted and from the independent contractor agreements. We objected to this decision, but the court adopted it as final. The third phase has been scheduled to begin on May 20, 2019.

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

We have certain indemnification obligations related to the sale of assets including, but not limited to, insurance claims and multi‑employer pension plans of disposed newspaper operations. We believe the remaining obligations related to disposed assets will not be material to our financial position, results of operations or cash flows.

As of December 30, 2018, we had $28.7 million of standby letters of credit secured under the LOC Facility. In January 2019, our standby letters of credit secured under the LOC Facility was reduced by $2.0 million to $26.7 million.

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

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

Stock Plans

During 2018, we had two stock‑based compensation plans, which are described below.

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

Stock Plans Activity

In 2018, we granted 4,500 shares of Class A Common Stock to each non-employee director under the 2012 Plan. In accordance with The McClatchy Company Director Deferral Program (“Deferral Program”), five directors elected to defer issuance of their 2018 grants. As such, 27,000 shares were issued and 22,500 were deferred until the director terminates from the board of directors.

In 2017, we granted 4,500 shares of Class A Common Stock to each non-employee director under the 2012 Plan. Two directors elected to defer issuance of their 2017 grants under the Deferral Program. As such, 36,000 shares were issued and 9,000 were deferred until the director terminates from the board of directors. One of the directors who deferred his award in 2016 terminated from the board of directors during 2017 and therefore was issued his shares.

We granted restricted stock units (“RSUs”) at the grant date fair value to certain key employees under the 2012 Plan as summarized in the table below. Fair value for RSUs is based on our Class A Common Stock closing price, as reported by the NYSE American, on the date of grant. The RSUs generally vest over three years after grant date but terms of each grant are at the discretion of the compensation committee of the board of directors.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

The following table summarizes the RSUs stock activity:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 25, 2016	204,145	$18.17
Granted	254,405	$9.99
Vested	(206,776)	$16.14
Forfeited	(5,980)	$12.86
Nonvested — December 31, 2017	245,794	$11.55
Granted	278,130	$8.90
Vested	(167,722)	$11.38
Forfeited	(24,602)	$9.54
Nonvested — December 30, 2018	331,600	$9.56

For the fiscal year ended December 30, 2018, the total fair value of the RSUs that vested was $1.5 million. As of December 30, 2018, there were $1.9 million of unrecognized compensation costs for non-vested RSUs, which are expected to be recognized over 1.9 years.

When SARs are granted, they are granted at grant date fair value to certain key employees from the 2012 Plan. Fair value for SARs is determined using a Black-Scholes option valuation model that uses various assumptions, including expected life in years, volatility and risk-free interest rate. The SARs generally vest four years after grant date but the terms of each grant are at the discretion of the compensation committee of the board of directors.

Outstanding SARs are summarized as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 25, 2016	292,750	$50.29	$—
Expired	(136,575)	$71.07
Outstanding December 31, 2017	156,175	$32.12	$—
Expired	(42,875)	$32.09
Outstanding December 30, 2018	113,300	$32.13	$—
SARs exercisable:
December 31, 2017	156,175		$—
December 30, 2018	113,300		$—

As of December 30, 2018, there were no unrecognized compensation costs related to SARs granted under our plans. The weighted average remaining contractual life of SARs vested and exercisable at December 30, 2018, was 2.1 years.

The following tables summarize information about SARs outstanding in the stock plans at December 30, 2018:

		Average
		Remaining	Weighted		Weighted
Range of Exercise	SARs	Contractual	Average	SARs	Average
Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$24.60 – $40.80	113,300	2.11	$32.13	113,300	$32.13
Total	113,300	2.11	$32.13	113,300	$32.13

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2018 AND DECEMBER 31, 2017

Stock‑Based Compensation

Total stock‑based compensation expense consisted of the following:

	Years Ended
	December 30,	December 31,
(in thousands)	2018	2017
Stock-based compensation expense	$2,057	$2,475

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

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company’s internal control over financial reporting was effective as of December 30, 2018.

The McClatchy Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears in Item 8 – “Financial Statements and Supplementary Data.”

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 30, 2018.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 30, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 30, 2018.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 30, 2018.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the proxy statement for the annual meeting of our stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year‑end of December 30, 2018.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the information is included in the consolidated financial statements.

3. Exhibits

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date
3.1	The Company’s Restated Certificate of Incorporation, dated June 26, 2006	10‑Q	3.1	June 25, 2006
3.2	The Company’s Bylaws as amended and restated effective March 20, 2012	8‑K	3.1	March 22, 2012
3.3	Amended and restated Certificate of Incorporation of The McClatchy Company	8‑K	3.1	June 7, 2016
10.1	Third Amended and Restated Credit Agreement dated December 18, 2012, among the Company, the lenders from time to time party thereto, and Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer	8‑K	10.1	December 20, 2012
10.2	Amendment No. 1 to the Third Amended and Restated Credit Agreement and Amendment No. 1 to the Security Agreement, dated October 21, 2014, between the Company and Bank of America, N.A., as Administrative Agent.	8‑K	10.1	October 23, 2014
10.3	Amendment No. 4 to the Third Amended and Restated Credit Agreement and Amendment No. 1 to the Security Agreement, dated January 10, 2017, by and between the Company and Bank of America, N.A., as Administrative Agent.	8-K	10.2	January 11, 2017
10.4	Collateralized Issuance and Reimbursement Agreement, dated October 21, 2014, between the Company and Bank of America, N.A	8-K	10.2	October 23, 2014
10.5	Indenture, dated as of November 4, 1997, between Knight‑ Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, [Knight‑Ridder’s Registration Statement on Form S‑3]	S‑3	4.1	October 10, 1997
10.6	First Supplemental Indenture, dated as of June 1, 2001, Knight‑ Ridder, Inc.; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4	June 1, 2001

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit	File Date
10.7	Second Supplemental Indenture, dated as of November 1, 2004, among Knight‑Ridder, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4.1	November 4, 2004
10.8	Third Supplemental Indenture, dated as of August 16, 2005, among Knight‑Ridder, Inc., JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes [Knight‑Ridder, Inc. Report on Form 8‑K]	8‑K	4.1	August 22, 2005
10.9	Fourth Supplemental Indenture dated June 27, 2006, between the Company and Knight‑Ridder Inc.	10‑Q	10.4	June 25, 2006
10.10	Indenture dated December 18, 2012, among The McClatchy Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A. relating to the 9.00% Senior Secured Notes due 2022	8‑K	4.2	December 20, 2012
10.11	Registration Rights Agreement dated December 18, 2012, between The McClatchy Company and J.P. Morgan Securities LLC, relating to the 9.00% Senior Secured Notes due 2022	8‑K	4.3	December 20, 2012
10.12	Term Loan Framework Agreement, dated as of April 26, 2018, between The McClatchy Company and Chatham Asset Management, LLC	10-Q	10.1	May 10, 2018
10.13	Purchase Agreement, dated as of June 29, 2018, by and among the Company, certain of the Company’s subsidiaries, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC	8-K	10.1	July 6, 2018
10.14	Amended and Restated Term Loan Framework Agreement, dated as of June 26, 2018, between the Company and Chatham Asset Management, LLC	10-Q	10.1	August 9, 2018
10.15	Credit Agreement dated July 16, 2018, among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent	10-Q	10.2	August 9, 2018
10.16	Fifth Supplemental Indenture, dated as of July 13, 2018, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes	10-Q	10.3	August 9, 2018
10.17	Indenture dated July 16, 2018, among the Company, certain subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., relating to the 9.000% Senior Secured Notes due 2026	10-Q	10.4	August 9, 2018
10.18	Form of Global 9.000% Senior Secured Notes due 2026 (included in Exhibit 10.17)	10-Q	10.5	August 9, 2018
10.19	Junior Lien Term Loan Agreement dated July 16, 2018, among the Company, the lenders party thereto, the guarantors party thereto, and The Bank of New York Mellon, N.A., as administrative agent, tranche A collateral agent and tranche B collateral agent	10-Q	10.6	August 9, 2018

			Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date
10.20		Indenture, dated as of December 18, 2018, among the Company, subsidiaries of the Company party thereto as guarantors and The Bank of New York Mellon, as trustee and collateral agent	8-K	4.1	December 18, 2018
10.21		Form of Note (included in Exhibit 10.20)	8-K	4.2	December 18, 2018
10.22	*	The McClatchy Company Management Objective Plan Description.	10‑K	10.4	December 30, 2000
10.23	*	Amended and Restated Supplemental Executive Retirement Plan	10‑K	10.4	December 30, 2001
10.24	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan	8‑K	10.1	February 10, 2009
10.25	*	Amended and Restated McClatchy Company Benefit Restoration Plan	8‑K	10.1	July 29, 2011
10.26	*	Amended and Restated McClatchy Company Bonus Recognition Plan	8‑K	10.2	July 29, 2011
10.27	*	The Company’s 2004 Stock Incentive Plan, as amended and restated	10‑Q	10.25	June 29, 2008
10.28	*	The McClatchy Company 2012 Omnibus Incentive Plan, as amended and restated	DEF 14A	Appendix A	April 4, 2017
10.29	*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2012 Omnibus Incentive Plan, as amended and restated	8‑K	10.2	May 19, 2017
10.30	*	Form of Stock Appreciation Right Agreement under The McClatchy Company 2012 Omnibus Incentive Plan, as amended and restated	8‑K	10.1	May 19, 2017
10.31	*	Form of Indemnification Agreement between the Company and each of its officers and directors	8‑K	99.1	May 23, 2005
10.32	*	The McClatchy Company Director Deferral Program under The McClatchy Company 2012 Omnibus Incentive Plan	10-K	10.30	December 27, 2015
10.33	*	Form of Stock Award Deferral Election Agreement under The McClatchy Company 2012 Omnibus Incentive Plan	10-K	10.31	December 27, 2015
10.34	*	The McClatchy Company Executive Supplemental Retirement Plan	8-K	10.1	January 29, 2018
10.35	*	Employment Agreement dated January 25, 2017 by and between Craig I. Forman and the Company	8-K	10.1	January 31, 2017
10.36	*	2017 Senior Executive Retention Plan	8-K	10.1	February 28, 2017
10.37	*	2017 Retention RSU Award Agreement	8-K	10.2	February 28, 2017
10.38	*	The McClatchy Company 2018 Senior Executive Retention Plan	8-K	10.1	November 13, 2018
10.39	*	Form of Amendment No. 1 to Executive Employment Agreement, dated January 25, 2019, by and between Craig I. Forman and The McClatchy Company	8-K	10.1	January 25, 2019
10.40	*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2017 Senior Executive Retention Plan	8-K	10.3	May 19, 2017
10.41		Form of Contribution Agreement dated February 11, 2016	8-K	10.1	February 12, 2016
10.42		Interests Purchase Agreement, dated as of June 17, 2017, between CareerBuilder, LLC and the Sellers and Purchaser named therein	10-Q	10.1	June 25, 2017
21		Subsidiaries of the Company
23		Consent of Deloitte & Touche LLP

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	File Date
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a‑14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a‑14(a) under the Exchange Act
32.1	**	Certification of the Chief Executive Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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
March 8, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig I. Forman Craig I. Forman	President, Chief Executive Officer And Director (Principal Executive Officer)	March 8, 2019

/s/ R. Elaine Lintecum R. Elaine Lintecum	Vice President‑Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 8, 2019

/s/ Peter R. Farr	Controller	March 8, 2019
Peter R. Farr	(Principal Accounting Officer)

/s/ Kevin S. McClatchy Kevin S. McClatchy	Chairman of the Board	March 8, 2019

/s/ Elizabeth Ballantine Elizabeth Ballantine	Director	March 8, 2019

/s/ Leroy Barnes, Jr. Leroy Barnes, Jr.	Director	March 8, 2019

/s/ Molly Maloney Evangelisti Molly Maloney Evangelisti	Director	March 8, 2019

/s/ Anjali Joshi Anjali Joshi	Director	March 8, 2019

/s/ Brown McClatchy Maloney Brown McClatchy Maloney	Director	March 8, 2019

/s/ William B. McClatchy William B. McClatchy	Director	March 8, 2019

/s/ Theodore R. Mitchell Theodore R. Mitchell	Director	March 8, 2019

/s/ Clyde W. Ostler Clyde W. Ostler	Director	March 8, 2019

/s/ Vijay Ravindran Vijay Ravindran	Director	March 8, 2019

/s/ Maria Thomas Maria Thomas	Director	March 8, 2019