Form 10-Q
period 2019-03-31
MCCLATCHY CO
filed 2019-05-10
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2019

or

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

(916) 321-1844
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻
	Smaller reporting company ☑	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    Yes ◻  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	MNI	NYSE American LLC

As of May 3, 2019, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,496,942
Class B Common Stock	2,428,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,	April 1,
	2019	2018
REVENUES — NET:
Advertising	$85,195	$99,887
Audience	83,112	86,278
Other	12,017	12,693
	180,324	198,858
OPERATING EXPENSES:
Compensation	69,435	79,212
Newsprint, supplements and printing expenses	11,696	13,659
Depreciation and amortization	17,518	19,233
Other operating expenses	88,204	89,649
Other asset write-downs	739	59
	187,592	201,812

OPERATING LOSS	(7,268)	(2,954)

NON-OPERATING INCOME (EXPENSE):
Interest expense	(20,044)	(18,896)
Equity loss in unconsolidated companies, net	(629)	(1,268)
Loss on extinguishment of debt, net	—	(5,349)
Retirement benefit expense	(10,727)	(2,778)
Other — net	150	176
	(31,250)	(28,115)

Loss before income taxes	(38,518)	(31,069)
Income tax expense	3,438	7,872
NET LOSS	$(41,956)	$(38,941)

Net loss per common share:
Basic	$(5.34)	$(5.04)
Diluted	$(5.34)	$(5.04)

Weighted average number of common shares:
Basic	7,858	7,721
Diluted	7,858	7,721

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; amounts in thousands)

	Three Months Ended
	March 31,	April 1,
	2019	2018
NET LOSS	$(41,956)	$(38,941)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans: (1)
Change in pension and post-retirement benefit plans	22,552	5,550
Other comprehensive income	22,552	5,550
Comprehensive loss	$(19,404)	$(33,391)

_____________________

(1) There is no income tax benefit associated with the three months ended March 31, 2019, or April 1, 2018, due to the recognition of a valuation allowance.

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	March 31,	December 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$17,378	$21,906
Trade receivables (net of allowances of $2,542 and $3,008)	57,747	81,709
Other receivables	10,093	12,198
Newsprint, ink and other inventories	9,648	9,115
Assets held for sale	17,591	9,920
Other current assets	20,092	15,505
	132,549	150,353

Property, plant and equipment, net	221,008	233,692
Intangible assets:
Identifiable intangibles — net	131,546	143,347
Goodwill	705,174	705,174
	836,720	848,521
Investments and other assets:
Investments in unconsolidated companies	3,384	3,888
Operating lease right-of-use assets	49,579	—
Other assets	57,496	58,847
	110,459	62,735
	$1,300,736	$1,295,301
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$4,321	$4,312
Accounts payable	30,724	37,521
Accrued pension liabilities	11,510	11,510
Accrued compensation	23,201	20,481
Income taxes payable	9,795	6,535
Unearned revenue	58,693	58,340
Accrued interest	12,506	26,037
Financing obligation	10,484	10,417
Current portion of operating lease liabilities	8,359	—
Other accrued liabilities	4,203	5,385
	173,796	180,538
Non-current liabilities:
Long-term debt	635,819	633,383
Deferred income taxes	20,907	20,775
Pension and postretirement obligations	641,055	655,310
Financing obligations	107,139	108,252
Operating lease liabilities	50,798	—
Other long-term obligations	31,873	38,708
	1,487,591	1,456,428
Commitments and contingencies

Shareholders’ equity (deficit):
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,552,913 shares and 5,384,303 shares)	55	53
Class B (authorized 60,000,000 shares, issued 2,428,191 shares and 2,428,191 shares)	24	24
Additional paid-in-capital	2,217,342	2,216,681
Accumulated deficit	(1,996,065)	(1,954,132)
Treasury stock at cost, 58,889 shares and 252 shares	(270)	(2)
Accumulated other comprehensive loss	(581,737)	(604,289)
	(360,651)	(341,665)
	$1,300,736	$1,295,301

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Three Months Ended
	March 31,	April 1,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,956)	$(38,941)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	17,518	19,233
Gain on disposal of property and equipment (excluding other asset write-downs)	(43)	(3,016)
Retirement benefit expense	10,727	2,778
Stock-based compensation expense	663	741
Deferred income taxes	132	—
Equity loss in unconsolidated companies	629	1,268
Distributions of income from investments in unconsolidated companies	—	56
Loss on extinguishment of debt, net	—	5,349
Other asset write-downs	739	59
Bond fees and other debt-related items	2,547	725
Other	(2,410)	(2,494)
Changes in certain assets and liabilities:
Trade receivables	23,962	23,458
Inventories	(533)	(1,077)
Other assets	(1,492)	(1,713)
Accounts payable	(6,671)	(1,485)
Accrued compensation	2,720	994
Income taxes	3,260	7,784
Accrued interest	(13,531)	4,272
Other liabilities	(1,973)	221
Net cash provided by (used in) operating activities	(5,712)	18,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(259)	(2,088)
Proceeds from sale of property, plant and equipment and other	147	3,708
Contributions to cost and equity investments	(125)	(500)
Net cash provided by (used in) investing activities	(237)	1,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of notes and related expenses	—	(99,284)
Payment of financing costs	(28)	—
Purchase of treasury shares	(268)	(307)
Other	(283)	848
Net cash used in financing activities	(579)	(98,743)
Decrease in cash, cash equivalents and restricted cash	(6,528)	(79,411)
Cash, cash equivalents and restricted cash at beginning of period	50,555	131,354
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$44,027	$51,943

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited; amounts in thousands)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 30, 2018	$53	$24	$2,216,681	$(1,954,132)	$(604,289)	$(2)	$(341,665)
Net loss	—	—	—	(41,956)	—	—	(41,956)
Cumulative effect adjustment of Topic 842	—	—	—	23	—	—	23
Other comprehensive income	—	—	—	—	22,552	—	22,552
Issuance of 168,610 Class A shares under stock plans	2	—	(2)	—	—	—	—
Stock compensation expense	—	—	663	—	—	—	663
Purchase of 58,637 shares of treasury stock	—	—	—	—	—	(268)	(268)
Balance at March 31, 2019	$55	$24	$2,217,342	$(1,996,065)	$(581,737)	$(270)	$(360,651)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 31, 2017	$52	$24	$2,215,109	$(1,970,097)	$(449,369)	$(51)	$(204,332)
Cumulative effect adjustment of Topic 606	—	—	—	(2,668)	—	—	(2,668)
Net loss	—	—	—	(38,941)	—	—	(38,941)
Other comprehensive income	—	—	—	—	5,550	—	5,550
Issuance of 94,184 Class A shares under stock plans	1	—	(1)	—	—	—	—
Stock compensation expense	—	—	741	—	—	—	741
Purchase of 33,805 shares of treasury stock	—	—	—	—	—	(307)	(307)
Balance at April 1, 2018	$53	$24	$2,215,849	$(2,011,706)	$(443,819)	$(358)	$(239,957)

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BUSINESS AND BASIS OF ACCOUNTING

The McClatchy Company (“Company,” “we,” “us” or “our”) provides strong, independent local journalism to 30 communities with operations in 14 states, as well as selected national news coverage through our Washington D.C. based bureau. We also provide a full suite of digital marketing services, both through our local sales teams based in the communities we serve, as well as through excelerate®, our national digital marketing agency. We are a publisher of brands such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the Fort Worth Star-Telegram.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, that are necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. The financial statements contained in this report are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2018 (“Form 10-K”). Each of the fiscal periods included herein comprise 13 weeks for the first-quarter periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of March 31, 2019, and December 30, 2018, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  At March 31, 2019, the carrying value and the estimated fair value of our 2026 Notes (as defined in Note 6) was $287.8 million and $303.9 million, respectively. As of December 30, 2018, the carrying value and the estimated fair value of the 2026 Notes, including the current portion of long-term debt, was $287.2 million and $302.4 million, respectively. The fair value of our long-term debt described above was determined using quoted market prices. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

At March 31, 2019, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes (as defined in Note 6), was $352.3 million and $324.7 million, respectively. At December 30, 2018, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes, was $350.4 million and $296.5 million, respectively. Market evidence was not available or reliable to value our Debentures, Junior Term Loan and 2031 Notes. The fair value was based on the net present value of the future cash flows using interest rates derived from market inputs and a Treasury yield curve in effect at March 31, 2019. These are considered to be Level 3 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets that may be measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and cost or equity method investments. All of these are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include, but are not limited to, the expected cash flows and the discount rates that we estimate market participants would seek for bearing the risk associated with such assets. See Goodwill and Intangible Asset discussion below regarding valuation inputs.

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) and net realizable value.

Assets Held for Sale

As of March 31, 2019, six of our properties are classified as assets held for sale. During the three months ended March 31, 2019, we began to actively market for sale the land and buildings at three of our media companies. In connection with classifying these assets as assets held for sale, the carrying value of the land and building at one of the properties was reduced to its estimated fair value less selling costs, as determined based on the current market conditions and the estimated selling price. As a result, an impairment charge of $0.7 million was recorded during the three months ended March 31, 2019, and is included in other asset write-downs on our condensed consolidated statement of operations.

Property, Plant and Equipment

Depreciation expense with respect to property, plant and equipment is summarized below:

	Three Months Ended
	March 31,	April 1,
(in thousands)	2019	2018
Depreciation expense	$5,717	$7,197

Goodwill and Intangible Assets

We test for impairment of goodwill annually at year‑end, or whenever events occur, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform this testing on our operating segments, which are also considered our reporting units. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using an equal weighting of a market approach and an income approach. We use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach). This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, the long‑term rate of growth for our business, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

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

We considered the estimates and assumptions used to test goodwill as of December 30, 2018, and determined that there were no material changes that would require an interim test of goodwill, masthead or long-lived assets. We had no impairment of goodwill, newspaper mastheads or long-lived assets during the three months ended March 31, 2019 or April 1, 2018. In 2018, we recorded intangible newspaper masthead impairment charges of $14.1 million in the third quarter of 2018 and $37.2 million for the full year ending December 30, 2018.

Investments in Unconsolidated Companies

We acquire equity investments that have the potential to promote business and strategic objectives. We account for non-marketable equity and other equity investments for which we do not have control over the investees as:

•	Equity method investments when we have the ability to exercise significant influence, but not control, over the equity investment.
•	Non-marketable cost method investments when the equity method does not apply.

Under the cost method, our share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet and statements of operations. However, impairment charges are recognized in the condensed consolidated statement of operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There was no impairment of our investments in unconsolidated companies at March 31, 2019, or April 1, 2018.

Financing Obligations

Financing obligations consist of contributions of real properties to the qualified pension plan (“Pension Plan”) in 2016 and 2011, real property previously owned by The Sacramento Bee in Sacramento, California that was sold and leased back during the third quarter of 2017, and real property previously owned by The State in Columbia, South Carolina that we sold and leased back during the second quarter of 2018.

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

We perform our assessment of the deferred tax assets quarterly, weighing the positive and negative evidence as outlined in ASC 740-10, Income Taxes. As we have incurred three years of cumulative pre-tax losses, such objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. As of December 30, 2018, our valuation allowance against a majority of our deferred tax assets was $143.8 million. For the three months ended March 31, 2019, we recorded a valuation allowance charge of $9.2 million, which is recorded in income tax expense on our condensed consolidated statements of operations. Our valuation allowance as of March 31, 2019, was $153.0 million.

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

Current generally accepted accounting principles prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns. We also evaluate any uncertain tax positions and recognize a liability for the tax benefit associated with an uncertain tax position if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities upon consideration of the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We record a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs.  We recognize accrued interest related to unrecognized tax benefits in interest expense. Accrued penalties are recognized as a component of income tax expense.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“Topic 842”) which replaces the existing guidance in ASC 840, “Leases.” Topic 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original Topic 842 guidance required application on a modified retrospective basis with the earliest period being presented in accordance with Topic 842. In August 2018, the FASB issued ASU 2018-11, “Targeted Improvements to ASC 842”, which included an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application of transition, which we elected. We adopted Topic 842 as of December 31, 2018, without restating periods prior to the adoption date using a modified retrospective transition method.

As a result of the adoption of Topic 842, on December 31, 2018, we recorded operating lease right-of-use (“ROU”) assets of $51.6 million and lease liabilities of $61.2 million. Finance leases were not impacted by the adoption of Topic 842, as capital lease liabilities and the corresponding assets were already recorded in the balance sheet under the ASC 840 guidance. The adoption of Topic 842 had an inconsequential impact on our condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three-month period ended March 31, 2019.

The new standard provides a number of optional practical expedients that we adopted. We elected the “package of practical expedients” which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides expedients for our ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualified, we did not recognize ROU assets or liabilities. We also elected the practical expedient allowing us to combine lease and non-lease components for our real estate leases.

Additional information and disclosures required by this new standard are contained in Note 4.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based upon a broad set of information to include historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In 2018, the FASB issued additional guidance update 2018-19 which clarifies the scope of the guidance was not meant to include receivables arising from operating leases. ASU 2016-13 and the subsequent update are  effective for us for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-02 adds, removes and modifies various disclosure requirements within Topic 820. It is effective for us for interim and annual reporting periods beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this guidance and delay adoption of the additional disclosures until their effective date. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plan-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 adds, removes or clarifies various disclosure requirements within guidance. It is effective for us for annual reporting periods beginning after December 15, 2020, and early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal -Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). It is effective for us for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

3. REVENUES

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

All revenues recognized on the condensed consolidated statements of operations are the result of contracts with customers, except for revenues associated with lease income where we are the lessor through a sublease arrangement.

Advertising Revenues

We generate revenues primarily by delivering advertising on our digital media sites, on our partners’ websites and in our newspapers. These advertising revenues are generated through digital and print performance obligations that are included in contracts with customers, which are typically one year or less in duration or commitment. There are no differences in the treatment of digital and print advertising performance obligations or the recognition of revenues for retail, national, classified, and direct marketing revenue categories.

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

In addition to the advertising sold on a CPM basis, we also sell monthly marketing campaigns to some of our clients. Monthly marketing campaigns include multiple products some of which are sold on a CPM basis and others – like reputation management and search engine optimization – which are not.  The contracted goods and services offered as part of monthly marketing campaigns are performed over the specific contract terms and the transfer of the performance obligation occurs as the benefits are consumed by the customer. As such, revenue is recognized daily regardless of the performance obligations classification of timing of being point in time or overtime.

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

For ads placed on our partners’ websites or selling a product hosted or managed by partners, we evaluate whether we are the principal or agent. Generally, we report advertising revenues for ads placed on our partners’ websites or for the resale of their products on a gross basis; that is, the amounts billed to our customers are recorded as revenues, and amounts paid to our partners for their products or advertising space are recorded as operating expenses. Where we are the principal, we are primarily responsible to our customers for fulfillment of the contract goals though, from time to time, the use of third-party goods or services. Our control is further supported by our level of discretion in establishing price and in some cases, controlling inventory before it is transferred to the customer.

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

Traditional print subscriptions may have various frequencies of delivery based upon the subscriber’s delivery preference. Revenues are recognized based upon each delivery, therefore at a point in time.

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

We report distribution revenues from the third-party publishers on a gross basis. That is, the amounts that we bill to third-party publishers to deliver their finished product to their customers are recorded as revenues, and the amounts paid to our independent carriers to deliver the third-party product are recorded as operating expenses.

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

Unearned Revenues

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the unearned revenue balance for the three months ended March 31, 2019,  reflects cash payments received or due in advance of satisfying our performance obligations, partially offset by $35.9 million of revenues recognized that were included in the unearned revenue balance as of December 30, 2018.

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

4.  LEASES

We determine if a contract is a lease at the inception of the arrangement. If an operating lease is identified, it is classified as one of three asset classes: building and land, vehicles or equipment. We lease space under non-cancelable operating leases for general office facilities, distribution centers, a training center and a call center. We also have operating leases for vehicles that consist mainly of tractor trailers and box trucks to transport newspapers from printing facilities to distribution centers, as well as office equipment consisting mostly of copiers.

Certain leases have rent holidays or leasehold improvement incentives which account for the difference between the ROU assets and the lease liabilities. Many of our leases include lease components (e.g., fixed rent payments) and non-lease components (e.g., common-area or other maintenance costs, utilities, or other lease costs imposed) which are accounted for as a single lease component, because we have elected the practical expedient to group lease and non-lease components for all leases.

None of our leases contain contingent rent provisions or concessions, residual value guarantees or restrictive covenants. Our leases have remaining terms of less than one year to 9 years, except for one parking lot lease with 43 years remaining.

Some of our distribution center, vehicle, and equipment leases have a combination of cancelable month-to-month lease terms and non-cancelable lease terms of less than one year. We have elected the practical expedient to exclude these short-term leases from our ROU assets and lease liabilities.

Most leases include escalating lease payments and one or more options to renew or terminate the lease. The exercise of lease renewal options is typically at our sole discretion; therefore, the renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.

We have one financing lease for office furniture and fixtures located at one of our office facilities. The total financing lease payments are calculated to be approximately $1.1 million as of both March 31, 2019, and December 30, 2018, respectively. As of March 31, 2019, the payments run over the course of the remaining 6.58 years and are not material to the future lease payments schedules presented below. The finance lease asset is recorded within the other assets, line item of the condensed consolidated balance sheet. The finance lease short-term and long-term obligations are recorded within other accrued liabilities and other long-term liabilities line items of the condensed consolidated balance sheet, respectively.

As our lease contracts do not provide an implicit interest rate, we used the December 31, 2018, effective yield of our secured debt, that we refinanced in July 2018, as our secured incremental borrowing rate for leases with an 8-year tenure. The secured incremental borrowing rate was adjusted using the treasury yield curve at the transition date to determine the present value of each of the future payments.

The cost components of our operating and financing leases were as follows:

Three Months Ended
March 31,
(in thousands)	2019
Financing lease costs:
Amortization of ROU asset	$24
Interest on lease liabilities	20
Operating lease costs	3,464
Variable lease cost	467
Short-term lease cost	713
Sublease income	(1,461)
Total lease costs	$3,227

Variable lease costs for our leased facilities consist primarily of taxes and insurance, as well as common area maintenance true-up assessments which are paid based on actual costs incurred by the lessor. We also incur variable mileage costs related to our leased vehicles and variable usage costs related to leased equipment. Variable lease costs also include annual changes in monthly rent costs, mainly based on the consumer price index.

We sublease office space to other companies under non-cancelable agreements. There are no residual value guarantees or restrictions or covenants imposed as part of these sublease arrangements, except that the subtenant may not transfer the assignment of the sublease without prior permission or permit liens against the office space. Some sublease agreements included options to renew or terminate the lease, but only within the term of the master lease arrangement held by us.

The aggregate future lease payments for operating leases are as follows:

Operating
(in thousands)	Leases
2019 (remainder)	$10,280
2020	12,061
2021	9,898
2022	10,335
2023	10,138
2024	8,915
Thereafter	21,858
Total undiscounted cash flows	83,485
Less imputed interest	(24,328)
Total lease liability	$59,157

Our future minimum lease commitments, net of sub-lease rental income, as of December 30, 2018, under ASC 840, the predecessor to Topic 842, was as follows:

	Operating	Sublease	Net Lease
(in thousands)	Leases	Income	Obligation
2019	$16,408	$(4,044)	$12,364
2020	11,921	(1,306)	10,615
2021	9,797	(379)	9,418
2022	10,178	(334)	9,844
2023	10,160	(232)	9,928
Thereafter	31,139	—	31,139
Total	$89,603	$(6,295)	$83,308

The weighted average remaining lease terms and discount rates for all of our operating and financing leases were as follows:

	March 31, 2019
	Operating	Financing
	Leases	Lease
Weighted average remaining lease term (years)	7.44	6.58
Weighted average discount rate	9.12%	10.50%

Supplemental cash flow information related to our operating and financing leases was as follows:

Three Months Ended
March 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,504
Operating cash outflow from financing lease	20
Financing cash outflow from financing lease	17
ROU assets obtained in exchange for new operating lease liabilities	263

As of March 31, 2019, we do not have any new financing leases or significant additional operating leases that have not yet commenced.

5.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 30,	Amortization	March 31,
(in thousands)	2018	Expense	2019
Intangible assets subject to amortization	$838,336	$—	$838,336
Accumulated amortization	(807,725)	(11,801)	(819,526)
	30,611	(11,801)	18,810
Mastheads	112,736	—	112,736
Goodwill	705,174	—	705,174
Total	$848,521	$(11,801)	$836,720

Amortization expense with respect to intangible assets is summarized below:

	Three Months Ended
	March 31,	April 1,
(in thousands)	2019	2018
Amortization expense	$11,801	$12,036

The estimated amortization expense for the remainder of fiscal year 2019 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2019 (Remainder)	$12,353
2020	803
2021	680
2022	655
2023	667
2024	640

6.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	March 31,	March 31,	December 30,
(in thousands)	2019	2019	2018
ABL Credit Agreement	$—	$—	$—
Notes:
9.000% senior secured notes due in 2026	304,700	287,828	287,249
7.795% junior term loan due in 2030	157,083	123,947	123,213
6.875% senior secured junior lien notes due in 2031	268,423	214,076	141,447
7.150% debentures due in 2027	7,105	6,832	6,824
6.875% debentures due in 2029	7,807	7,457	78,962
Long-term debt	$745,118	$640,140	$637,695
Less current portion	4,575	4,321	4,312
Total long-term debt, net of current	$740,543	$635,819	$633,383

Our outstanding notes are stated net of unamortized debt issuance costs, fair market adjustments and unamortized discounts, if applicable, totaling $105.0 million and $107.4 million as of March 31, 2019, and December 30, 2018, respectively. Our ABL Credit Agreement has unamortized debt issuance costs of $1.7 million and $1.8 million as of March 31, 2019, and December 30, 2018, respectively, that are included in other assets on our condensed consolidated balance sheets.

Debt Redemptions, Repurchases and Extinguishment of Debt

In March 2019, we issued $75.0 million aggregate principal amount of additional 6.875% senior secured junior lien notes due in 2031 (“2031 Notes”). The additional 2031 Notes were issued in exchange for an equal principal amount of the unsecured 6.875% debentures due in 2029 (“2029 Debentures”). See Junior Lien Term Loan Agreement section below for additional discussion. This exchange was accounted for as a modification of debt with no gain or loss recorded in earnings.

During the three months ended April 1, 2018, we recorded a loss on the extinguishment of debt of $5.3 million as a result of redeeming $75.0 million of our 9.000% senior secured notes that were due in 2022 (“2022 Notes”) and repurchasing $20.0 million of the 2022 Notes through a privately negotiated transaction. We recorded any applicable premiums that were paid and wrote off the associated debt issuance costs on the above transactions.

ABL Credit Agreement

The ABL Credit Agreement entered into in July 2018, among the Company, the subsidiaries of the Company party thereto, as borrowers, the lenders party thereto, and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent (ABL Credit Agreement”) provides for up to $65.0 million secured asset-backed revolving credit facility with a letter of credit subfacility and a swing line subfacility. In addition, the ABL Credit Agreement provides for a $35.0 million cash secured letter of credit facility (“LOC Facility”). The commitments under the ABL Credit Agreement expire July 16, 2023. Our obligations under the ABL Credit Agreement are guaranteed by us and by certain of our subsidiaries meeting materiality thresholds set forth in the ABL Credit Agreement as described below.

The proceeds of the loans under the ABL Credit Agreement may be used for working capital and general corporate purposes. We have the right to prepay loans under the ABL Credit Agreement in whole or in part at any time without penalty. Subject to availability under the Borrowing Base, amounts repaid may be reborrowed.

As of March 31, 2019, under the ABL Credit Agreement we had $42.2 million of available credit. The Borrowing Base is recalculated monthly and is subject to seasonality of advertising sales around year-end holiday periods (and resulting growth in advertising accounts receivable balances). As of March 31, 2019, we had $26.7 million standby letters of credit secured under the LOC Facility. We are required to provide cash collateral equal to 100% of the aggregate undrawn stated amount of each outstanding letter of credit. Cash collateral associated with the LOC Facility is classified in our consolidated balance sheets in other assets.

Loans under the ABL Credit Agreement bear interest, at our option, at either a rate based on the London Interbank Offered Rate (“LIBOR”) for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of Wells Fargo’s publicly announced prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The margin ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans and is determined based on average excess availability. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three-month intervals if the interest period exceeds three months) in the case of LIBOR loans.

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

2026 Senior Secured Notes and Indenture

We entered into an Indenture (“2026 Notes Indenture”) in July 2018, among the Company, guarantor subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (“2026 Notes Trustee”), pursuant to which we issued $310.0 million aggregate principal amount of 9.000% Senior Secured Notes due 2026 (“2026 Notes”). We are required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). As of December 30, 2018, we determined the excess cash flow due was $4.6 million aggregate principal amount and as such the carrying value of $4.3 million is classified as current portion of long-term debt on the condensed consolidated balance sheet. The redemption was made on April 5, 2019.

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

2031 Senior Secured Junior Lien Notes and Indenture

Under the terms of the Junior Term Loan Agreement (discussed below), affiliates of Chatham Asset Management, LLC (“Chatham”) could elect to convert up to $75.0 million in aggregate principal amount of 2029 Debentures owned by them into an equal principal amount of Tranche B Junior Term Loans or notes with terms substantially similar to the Tranche B Junior Term Loans upon written notice to us. In March 2019, Chatham notified us of their election to convert approximately $75.0 million aggregate principal amount of 2029 Debentures to additional 6.875% Senior Secured Junior Lien Notes due 2031 (“Additional 2031 Notes”). The Additional 2031 Notes have identical terms, other than with respect to the date of issuance, to the 2031 Notes and will be treated as a single class for all purposes under the applicable indenture, together referred to hereafter as the 2031 Notes. These 2031 Notes have substantially the same terms as the Tranche A Junior Term Loan.

We have the right to prepay notes under the 2031 Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest, if any. Amounts prepaid may not be reborrowed.

The 2031 Notes bear interest at a rate per annum of 6.875%. Interest on the loan is payable semi-annually in arrears on January 15 and July 15 of each year and commenced on January 15, 2019.

Junior Lien Term Loan Agreement

The Junior Term Loan Agreement provides for a $157.1 million secured term loan (“Junior Term Loan”) that matures on July 15, 2030. Our obligations under the Junior Term Loan Agreement are guaranteed by our subsidiaries that guarantee the 2026 Notes.

We have the right to prepay loans under the Junior Term Loan Agreement, in whole or in part, at any time, at specified prices that decline over time, plus accrued and unpaid interest, if any, of the Junior Term Loan. Amounts prepaid may not be reborrowed.

The Junior Term Loan bears interest at a rate per annum equal to 7.795%. Interest on the loan is payable semi-annually in arrears on January 15 and July 15 of each year and, commenced on January 15, 2019.

The Junior Term Loan Agreement and the 2031 Notes contain customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Junior Term Loan Agreement and the 2031 Notes contain customary negative covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make investments, make certain restricted payments and sell assets, subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Junior Term Loan Agreement immediately due and payable and may exercise the other rights and remedies provided for under the Junior Term Loan Agreement and related loan documents. In general, the affirmative and negative covenants of the Junior Term Loan Agreement are substantially the same as the covenants in the 2026 Notes Indenture.

Other Debt

After giving effect to the 2031 Notes, we have $7.1 million aggregate principal amount of 2027 Debentures and $7.8 million aggregate principal amount of 2029 Debentures outstanding as of March 31, 2019.

7.  EMPLOYEE BENEFITS

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

The elements of retirement benefit expense are as follows:

	Three Months Ended
	March 31,	April 1,
(in thousands)	2019	2018
Pension plans:
Interest Cost	$20,521	$19,788
Expected return on plan assets	(21,502)	(22,624)
Special termination benefits	6,834	—
Actuarial loss	5,525	6,295
Net pension expense	11,378	3,459
Net post-retirement benefit credit	(651)	(681)
Net retirement benefit expenses	$10,727	$2,778

Early Retirement Incentive Program

In February 2019, we announced a one-time voluntary Early Retirement Incentive Program (“ERIP”) that was offered to approximately 450 employees. The ERIP allowed them to accept a special termination benefit based on years of continuous service and the option to take their vested benefits under our frozen Pension Plan in a lump sum payment. Nearly 50% of the eligible employees opted into the program.

Lump sum pension and termination payments made under the ERIP totaled approximately $35.1 million, decreasing both the benefit obligation and the fair value of plan assets. Due to the significance of this program, we remeasured the retirement plan assets and benefit obligations as of March 22, 2019, using a discount rate of 4.10% and an expected return on plan assets of 7.75%. The remeasurement and the special termination benefits resulted in a net reduction to the pension liability of approximately $13.1 million and the recognition of a one-time non-cash charge of $6.8 million for the special termination benefits, presented in retirement benefit expense on the statement of operations during the three months ended March 31, 2019. Our unfunded liability for the Pension Plan was $535.1 million as of March 31, 2019, compared to $548.2 million as of December 30, 2018. These are included in pension and postretirement obligations on the statements of operations.

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables eligible employees to defer compensation. Our matching contributions in the three months ended March 31, 2019, and April 1, 2018, were $0.6 million and $0.7 million, respectively, and are recorded in our compensation line item of our condensed consolidated statement of operations.

8. CASH FLOW INFORMATION

Reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheets to the total of the same such amounts shown above:

	March 31,	December 30,
(in thousands)	2019	2018
Cash and equivalents	$17,378	$21,906
Restricted cash included in other assets (1)	26,649	28,649
Total cash, cash equivalents and restricted cash	$44,027	$50,555

_____________________

(1) Restricted cash balances are time deposit accounts secured against letters of credit primarily related to contractual agreements with our workers’ compensation insurance carrier and one of our property leases.

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Three Months Ended
	March 31,	April 1,
(in thousands)	2019	2018
Interest paid (net of amount capitalized)	$28,323	$10,592
Income taxes paid (net of refunds)	(152)	44

Other non-cash financing activities includes the issuance of $75.0 million of Additional 2031 Notes in exchange for $75.0 million of our 2029 Debentures during March 2019.

9.  COMMITMENTS AND CONTINGENCIES

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

The court in the Sacramento case trifurcated the trial into three separate phases, independent contractor status, liability and restitution. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors. We objected to the tentative decision, but the court ultimately adopted it as final. In June 2016, The McClatchy Company was dismissed from the lawsuit, leaving The Sacramento Bee as the sole defendant. On August 30, 2017, the court issued a statement of decision ruling that the court would not hold a phase two trial but would, instead, assume liability from the evidence previously submitted and from the independent contractor agreements. We objected to this decision, but the court adopted it as final. The third phase has been scheduled to begin on June 20, 2019.

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

As of March 31, 2019, we had $26.7 million of standby letters of credit secured under the LOC Facility.

10.  SUPPLEMENTAL EQUITY INFORMATION

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 30, 2018	$(595,820)	$(8,469)	$(604,289)
Other comprehensive income (loss) before reclassifications	17,745	—	17,745
Amounts reclassified from AOCL	4,807	—	4,807
Other comprehensive income	22,552	—	22,552
Balance at March 31, 2019	$(573,268)	$(8,469)	$(581,737)

	Amount Reclassified from AOCL
	Three Months Ended
(in thousands)	March 31,	April 1,	Affected Line in the Condensed
AOCL Component	2019	2018	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$4,807	$5,550	Retirement benefit expense (1)

_____________________

(1) There is no income tax benefit associated with the three months ended March 31, 2019, or April 1, 2018, due to the recognition of a valuation allowance.

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the three months ended March 31, 2019:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 30, 2018	331,600	$9.56
Granted	285,771	$5.58
Vested	(164,042)	$9.68
Forfeited	(2,920)	$9.30
Nonvested — March 31, 2019	450,409	$6.99

The total fair value of the RSUs that vested during the three months ended March 31, 2019, was $0.9 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the three months ended March 31, 2019:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 30, 2018	113,300	$32.13	$—
Expired	(4,000)	$34.20
Outstanding March 31, 2019	109,300	$32.05	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of March 31, 2019, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Three Months Ended
	March 31,	April 1,
(in thousands)	2019	2018
Stock-based compensation expense	$663	$741

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

	Quarters Ended
	March 31,	April 1,
(shares in thousands)	2019	2018
Anti-dilutive common stock equivalents	160	224

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to future financial performance and operations, trends in advertising, uses of cash, including offers for or repurchases of our debt, the refinancing of our debt and our pension plan obligations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Forward-Looking Statements” in Part I, Item 1 of our 2018 Annual Report on Form 10-K as well as our other filings with the Securities and Exchange Commission, including our disclosures herein. We undertake no obligation to revise or update any forward-looking statements except as required under applicable law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 31, 2019, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2018 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 8, 2019. All period references are to our fiscal periods unless otherwise indicated.

Overview

We operate 30 media companies in 14 states, providing each of our communities with high-quality news and advertising services in a wide array of digital and print formats. We are a publisher of brands such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the Fort Worth Star-Telegram. We are headquartered in Sacramento, California, and our Class A Common Stock is listed on the NYSE American under the symbol MNI.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Three Months Ended
	March 31,	April 1,
	2019	2018
Revenues:
Advertising	47.2%	50.2%
Audience	46.1%	43.4%
Other	6.7%	6.4%
Total revenues	100.0%	100.0%

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

See “Results of Operations” below for a discussion of our revenue performance and contribution by category for the three months ended March 31, 2019,  and April 1, 2018.

Recent Developments

Early Retirement Incentive Program

In February 2019, we announced a one-time voluntary ERIP that was offered to approximately 450 employees. The ERIP allowed them to accept a special termination benefit based on years of continuous service and the option to take their vested benefits under the company’s frozen Pension Plan in a lump sum payment. Nearly 50% of the employees opted into the program which is expected to result in approximately $12 million of savings over the remainder of 2019.

Lump sum pension and termination payments made under the ERIP totaled approximately $35.1 million, decreasing both the benefit obligation and the fair value of plan assets. Due to the significance of this program, we remeasured the retirement plan assets and benefit obligations as of March 22, 2019, using a discount rate of 4.10% and an expected return on plan assets of 7.75%. The remeasurement and the special termination benefits resulted in a net reduction to the pension liability of approximately $13.1 million, the recognition of a one-time non-cash charge of $6.8 million for the special termination benefits and it will increase our total 2019 benefit pension costs by approximately $1.5 million. Our unfunded liability for the Pension Plan was $535.1 million as of March 31, 2019, compared to $548.2 million as of December 30, 2018.

Debt Issuance and Exchange

In March 2019, we converted approximately $75.0 million aggregate principal amount of 2029 Debentures to additional 6.875% Senior Secured Junior Lien Notes due 2031 (“Additional 2031 Notes”). The Additional 2031 Notes have identical terms, other than with respect to the date of issuance, and will be treated as a single class for all purposes under the applicable indenture. See Note 6.

Debt Redemption

In accordance with our 2026 Notes Indenture, we are required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). As of December 30, 2018, we determined the mandatory redemption due to excess cash flows was $4.6 million, and in April 2019, we redeemed $4.6 million principal amount of the 2026 Notes at par.

Results of Operations

The following table reflects our financial results on a consolidated basis for the three months ended March 31, 2019, and April 1, 2018:

	Three Months Ended
	March 31,	April 1,
(in thousands, except per share amounts)	2019	2018
Net income (loss)	$(41,956)	$(38,941)

Net income (loss) per diluted common share	$(5.34)	$(5.04)

The increase in the net loss in the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to non-cash charge of $6.8 million related to the ERIP (see Note 7) and a non-cash deferred tax valuation allowance charge of $9.2 million, both recorded in the three months ended March 31, 2019. These were partially offset by a reduction of the loss on extinguishment of debt of $5.3 million as described in greater detail below. In addition, advertising revenues were lower during the three months ended March 31, 2019, compared to the same period in 2018.

Revenues

During the three months ended March 31, 2019, total revenues decreased 9.3% compared to the same period in 2018, primarily due to the continued decline in demand for advertising. The decline in print advertising was primarily a result of large retail advertisers continuing to reduce preprinted inserts and in-newspaper ROP advertising in favor of digital products. We expect this trend to continue for the foreseeable future. In addition, we experienced lower page views in the first quarter of 2019 compared to the same period in 2018 resulting in a decline in digital advertising revenues, primarily impacting programmatic revenues in the national advertising category, as discussed below.

The following table summarizes our revenues by category:

	Three Months Ended
	March 31,	April 1,	$	%
(in thousands)	2019	2018	Change	Change
Advertising:
Retail	$40,255	$44,330	$(4,075)	(9.2)
National	8,158	9,757	(1,599)	(16.4)
Classified	23,327	27,564	(4,237)	(15.4)
Direct marketing and other	13,455	18,236	(4,781)	(26.2)
Total advertising	85,195	99,887	(14,692)	(14.7)
Audience	83,112	86,278	(3,166)	(3.7)
Other	12,017	12,693	(676)	(5.3)
Total revenues	$180,324	$198,858	$(18,534)	(9.3)

Advertising Revenues

Total advertising revenues decreased 14.7% during the three months ended March 31, 2019,  compared to the same period in 2018. While we experienced declines in all of our advertising revenue categories, the total decrease was primarily related to declines in print retail and direct marketing advertising revenues. The decreases in print advertising revenues were partially offset by an increase in our digital retail advertising revenue, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Three Months Ended
	March 31,	April 1,
	2019	2018
Advertising:
Retail	47.2%	44.4%
National	9.6%	9.8%
Classified	27.4%	27.6%
Direct marketing and other	15.8%	18.2%
Total advertising	100.0%	100.0%

Retail:

During the three months ended March 31, 2019, retail advertising revenues decreased 9.2% compared to the same period in 2018. In the first quarter, the decrease in retail advertising revenues was due to a decrease of 18.0% in print ROP advertising revenues and 22.4% in preprint advertising revenues compared to the same period in 2018.  These decreases were partially offset by a 3.8% increase in digital retail advertising in the first quarter of 2019. The overall decreases in retail advertising revenues for the three months ended March 31, 2019, were spread among various ROP and preprint categories.

National:

National advertising revenues decreased 16.4% during the three months ended March 31, 2019,  compared to the same period in 2018.  We experienced a decrease of 21.6% in digital national advertising and 2.0% in print national advertising during the first quarter of 2019. The decreases in the first quarter of 2019 compared to the same period in 2018 are largely due to a traffic-related decline in digital inventory available to be sold on programmatic exchanges. The inventory decline was driven by a drop in unique visitors as a result of (i) cycling over several major news stories in the first quarter of 2018 that drove large audiences, (ii) tighter paywalls on our news websites in the first quarter of 2019 compared to the same period in 2018, and (iii) to a lesser extent, an algorithm change by a large platform company that impacted traffic across the news industry, including some of our large markets. While tighter paywalls negatively impacted digital advertising revenues, they helped generate strong growth in digital subscribers as discussed in audience revenues below.

Classified:

During the three months ended March 31, 2019, total classified advertising revenues decreased 15.4%  compared to the same period in 2018.  Classified advertising consists of categories such as automotive, employment,  real estate and other classified advertising revenue, which includes legal, remembrance and celebration notices and miscellaneous classified advertising. During the first quarter of 2019 compared to the same period in 2018, we experienced a 11.0%  decrease in digital classified advertising spread throughout the categories and a 21.0% decrease in print classified advertising led by other classified advertising.

Digital:

Total digital advertising revenues, which are included in each of the advertising categories discussed above, constituted 47.6% of total advertising revenues in the three months ended March 31, 2019 compared to 43.1%  for the same period in 2018. Total digital advertising includes digital-only advertising and digital advertising bundled with print. In the first quarter of 2019,  total digital advertising revenues decreased 5.8% to $40.5 million compared to the same period in 2018 reflecting the changes in national and classified advertising as discussed above.

Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy. Digital-only advertising revenues decreased 5.2% to $34.4 million in the first quarter of 2019 compared to the same period in 2018, largely due to lower page views as described in the National advertising revenue discussion above.

Digital advertising revenues bundled with print products declined 9.0% in the first quarter of 2019 compared to the same period in 2018 as a result of fewer print advertising sales, and to a lesser degree a decline in digital-only sales. The newspaper industry continues to experience a secular shift in advertising demand from print to digital products as advertisers look for multiple advertising channels to reach their customers and are increasingly focused on online customers. While our product offerings and collaboration efforts in digital advertising have steadily grown, we expect to continue to face intense competition in the digital advertising space. We will continue to adjust our content, targeting and paywalls as we pursue the best experience for our digital customers, knowing that it may impact the mix of digital advertising and digital audience revenues.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 26.2%  during the three months ended March 31, 2019, compared to the same period in 2018. The decrease was largely due to declines in insert advertising in our total market coverage (“TMC”) products by large retail customers and from eliminating certain niche and direct marketing products that were not profitable.

Audience Revenues

Total audience revenues decreased 3.7%  during the three months ended March 31, 2019, compared to the same period in 2018.

Overall, digital audience revenues increased 9.4%  and digital-only audience revenues increased 50.4% in the first quarter of 2019 compared to the same period in 2018. The increase in digital-only audience revenues during the first quarter of 2019 was a result of a 59.6% increase in our digital-only subscribers to 179,100 as of the end of the first quarter of 2019 compared to 112,200 as of the end of the first quarter in 2018.

Print audience revenues decreased 9.1%  in the first quarter of 2019 compared to the same period in 2018, primarily due to lower print circulation volumes that were partially offset by pricing adjustments. We have a dynamic pricing model for our traditional subscriptions for which pricing is constantly being adjusted. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by our industry as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we also increased our subscription-related marketing and promotion efforts.

Operating Expenses

Total operating expenses decreased 7.0% in the three months ended March 31, 2019, compared to the same period in 2018,  primarily due to decreases in compensation and newsprint, supplements and printing expenses, as discussed below. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies.

The following table summarizes operating expenses:

	Three Months Ended
	March 31,	April 1,	$	%
(in thousands)	2019	2018	Change	Change
Compensation expenses	$69,435	$79,212	$(9,777)	(12.3)
Newsprint, supplements and printing expenses	11,696	13,659	(1,963)	(14.4)
Depreciation and amortization expenses	17,518	19,233	(1,715)	(8.9)
Other operating expenses	88,204	89,649	(1,445)	(1.6)
Other asset write-downs	739	59	680	nm
	$187,592	$201,812	$(14,220)	(7.0)

_____________________

nm – not meaningful

Compensation expenses, which included both payroll and fringe benefit costs, decreased 12.3% in the three months ended March 31, 2019, compared to the same period in 2018.  Payroll expenses declined 12.3% during the first quarter of 2019 compared to the same period in 2018, primarily due to the reduction in headcount. Average full-time equivalent employees declined 18.9%  in the first quarter of 2019 compared to the same period in 2018, partially reflecting the ERIP we discussed above in Recent Developments.  Fringe benefit costs decreased 12.4%  in the first quarter of 2019 compared to the same period in 2018, which is consistent with the decreases in payroll expenses.

Newsprint, supplements and printing expenses decreased 14.4% in the three months ended March 31, 2019, compared to the same period in 2018.  Newsprint expense declined 9.7% during the first quarter of 2019  compared to the same period in 2018. The newsprint expense decline reflects a decrease in newsprint tonnage used of 21.9%, offset by an increase in newsprint prices of 15.5% during the first quarter of 2019 compared to the same period in 2018. During this same period, printing expenses, which are primarily costs associated with outsourced printing to third-parties, decreased 17.6%.

Depreciation and amortization expenses decreased 8.9% in the three months ended March 31, 2019, compared to the same period in 2018. Depreciation expense decreased $1.5 million in the first quarter of 2019 compared to the same period in 2018, as a result of assets becoming fully depreciated in previous periods. Amortization expense decreased 1.9% in the first quarter of 2019 compared to the same period in 2018.

Other operating expenses decreased 1.6% in the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily a result of cost savings initiatives and other efforts to reduce operational costs, as well as the timing of a gain on sale of property and equipment.  During the first quarter of 2019 compared to the same period in 2018, had decreases in various categories, such as bad debt, circulation delivery costs and other miscellaneous expenses. These decreases were partially offset by an increase in third-party related fees and the change in gain on sale of property and equipment. The first quarter of 2018 included a $3.1 million gain on the disposal of property and equipment, which reduced operating expenses in 2018, with no similar transactions in the first quarter of 2019.

Other asset write-downs include charges of $0.7 million and $0.1 million in the first quarters of 2019 and 2018, respectively. These write-downs are related to classifying certain land and buildings as assets held for sale during the applicable quarter.

Non-Operating Expenses

Interest Expense:

Total interest expense increased 6.1%  in the three months ended March 31, 2019,  compared to the same period in 2018.  In the first quarter of 2019, interest expense related to debt balances increased by $1.6 million compared to the same period in 2018, primarily related to higher overall debt balances resulting from the debt refinancing that occurred in the second quarter of 2018. See Note 6 for additional information.

Extinguishment of Debt:

There were no significant debt extinguishments in the three months ended March 31, 2019, and the exchange of $75.0 million of the 2029 Debentures to 2031 Notes did not result in a gain or loss on extinguishment of debt.

During the three months ended April 1, 2018, we redeemed or repurchased $95.0 million aggregate principal amount of our 2022 Notes. We repurchased these notes at prices higher than par value, and we wrote off historical debt issuance costs. As a result, we recorded losses on the extinguishment of debt totaling $5.3 million during the first quarter of 2018. See Recent Developments above and Note 6 for further discussion.

Income Taxes:

In the three months ended March 31, 2019, we recorded an income tax expense of $3.4 million.  As discussed more fully in Note 1 under Income Taxes, during the first quarter of 2019, we recorded a charge of $9.2 million related to the current period impact of the valuation allowance on deferred tax assets. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes and certain permanently non-deductible expenses.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $17.4 million as of March 31, 2019, compared to $20.0 million and $21.9 million as of April 1, 2018, and December 30, 2018, respectively.

For the foreseeable future, we expect that most of our cash and cash equivalents, and our cash generated from operations will be used to (i) repay debt, (ii) pay income taxes, (iii) fund our capital expenditures, (iv) invest in new revenue initiatives,  digital investments and enterprise-wide operating systems, (v) make required contributions to the Pension Plan,  and (vi) for other corporate uses as determined by management and our Board of Directors. As of March 31, 2019, we had approximately $745.1 million in total aggregate principal amount of debt outstanding, consisting of $304.7 million of our 2026 Notes,  $14.9 million of our Debentures, $157.1 million of our Junior Term Loan and $268.4 million of our 2031 Notes.  As of March 31, 2019, we were not permitted to incur additional pari passu obligations under the limitation on indebtedness incurrence test as defined in the 2026 Notes Indenture.

We expect to continue to opportunistically repurchase or restructure our debt from time to time if market conditions are favorable, whether through privately negotiated repurchases of debt using cash from operations, or other types of tender offers or exchange offers or other means. We may refinance or restructure a significant portion of this debt prior to the scheduled maturity of such debt. However, we may not be able to do so on terms favorable to us or at all. We will be required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). In April 2019, we redeemed $4.6 million principal amount of our 2026 Notes in accordance with this provision.

We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents to fund our operations.

The following table summarizes our cash flows:

	Three Months Ended
	March 31,	April 1,
(in thousands)	2019	2018
Cash flows provided by (used in)
Operating activities	$(5,712)	$18,212
Investing activities	(237)	1,120
Financing activities	(579)	(98,743)
Decrease in cash, cash equivalents and restricted cash	$(6,528)	$(79,411)

Operating Activities:

We used  $5.7 million of cash from operating activities in the three months ended March 31, 2019, compared to generating $18.2 million in the three months ended April 1, 2018.  In the first quarter of 2019, we had interest payments of $28.3 million compared to $10.6 million in the same period in 2018. The remaining changes in operating activities relate to miscellaneous timing differences in various payments and receipts.

Pension Plan Matters

We made no cash contributions to the Pension Plan during the first three months of 2019 or 2018.  During the fourth quarter of 2019, we expect to make a required pension contribution under the Employee Retirement Income Security Act of approximately $3.0 million and we expect to have material contributions in the future. We will seek relief that is allowed under existing ERISA regulations and/or other legislative relief to mitigate the impact of these expected required contributions.

Investing Activities:

We used  $0.2 million of cash from investing activities in the three months ended March 31, 2019, primarily for the purchase property, plant and equipment (“PP&E”). We expect total capital expenditures for the full year of 2019 to range from approximately $6.0 million to $10.0 million.

We generated $1.1 million of cash from investing activities in the three months ended April 1, 2018. We received proceeds from the sale of PP&E of $3.7 million,  partially offset by the purchase of PP&E for $2.1 million and contributions to equity investments of $0.5 million.

Financing Activities:

We used $0.6 million of cash for financing activities in the three months ended March 31, 2019, compared to using  $98.7 million in the three months ended April 1, 2018. During the three months ended April 1, 2018, we repurchased or redeemed $95.0 million principal amount of our 9.00% Notes, for $99.3 million in cash.

Off-Balance-Sheet Arrangements

As of March 31, 2019, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2018 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits and income taxes. There have been no material changes to our critical accounting policies described in our 2018 Annual Report on Form 10-K, other than the adoption of Topic 842 (see Note 1 under the “Recently Adopted Accounting Pronouncements” subheader).

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 9 included as part of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 6. EXHIBITS

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	File Date
10.1	*	Form of Amendment No. 1 to Executive Employments Agreement, dated January 25, 2019, by and between Craig I. Forman and the Company	8-K	10.1	January 25, 2019
10.2		First Supplemental Indenture, dated as of March 15, 2019, among the Company, subsidiaries of the Company party thereto as guarantors and The Bank of New York Mellon, as trustee and collateral agent	8-K	4.1	March 18, 2019
10.3		Second Supplemental Indenture, dated as of March 15, 2019, among the Company, subsidiaries of the Company party thereto as guarantors and The Bank of New York Mellon, as trustee and collateral agent	8-K	4.2	March 18, 2019
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32	**	Certification of the Chief Executive Officer and the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*Compensation plans or arrangements for the Company’s executive officers and directors

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

May 10, 2019	/s/Craig I. Forman
Date	Craig I. Forman Chief Executive Officer

May 10, 2019	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer