Form 10-Q
period 2019-06-30
MCCLATCHY CO
filed 2019-08-08
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ☐
	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    Yes ☐  No ☑

As of August 2, 2019, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,498,875
Class B Common Stock	2,428,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
REVENUES — NET:
Advertising	$85,455	$106,953	$170,650	$206,840
Audience	80,292	84,825	163,404	171,103
Other	12,915	12,570	24,932	25,263
	178,662	204,348	358,986	403,206
OPERATING EXPENSES:
Compensation	61,456	77,937	130,891	157,149
Newsprint, supplements and printing expenses	11,229	13,761	22,925	27,420
Depreciation and amortization	17,411	19,222	34,929	38,455
Other operating expenses	83,087	91,817	171,291	181,466
Other asset write-downs	—	—	739	59
	173,183	202,737	360,775	404,549

OPERATING INCOME (LOSS)	5,479	1,611	(1,789)	(1,343)

NON-OPERATING INCOME (EXPENSE):
Interest expense	(19,920)	(17,939)	(39,964)	(36,835)
Equity income (loss) in unconsolidated companies, net	(900)	2,314	(1,529)	1,046
Loss on extinguishment of debt, net	(1,986)	(19)	(1,986)	(5,368)
Retirement benefit expense	(4,329)	(2,779)	(15,056)	(5,557)
Other — net	218	65	368	241
	(26,917)	(18,358)	(58,167)	(46,473)

Loss before income taxes	(21,438)	(16,747)	(59,956)	(47,816)
Income tax (benefit) expense	(3,907)	3,618	(469)	11,490
NET LOSS	$(17,531)	$(20,365)	$(59,487)	$(59,306)

Net loss per common share:
Basic	$(2.21)	$(2.62)	$(7.54)	$(7.66)
Diluted	$(2.21)	$(2.62)	$(7.54)	$(7.66)

Weighted average number of common shares:
Basic	7,925	7,761	7,892	7,741
Diluted	7,925	7,761	7,892	7,741

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; amounts in thousands)

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
NET LOSS	$(17,531)	$(20,365)	$(59,487)	$(59,306)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans: (1)
Change in pension and post-retirement benefit plans	5,441	5,549	27,993	11,099
Other comprehensive income	5,441	5,549	27,993	11,099
Comprehensive loss	$(12,090)	$(14,816)	$(31,494)	$(48,207)

_____________________

(1) There is no income tax benefit associated with the quarters and six months ended June 30, 2019, or July 1, 2018, due to the recognition of a valuation allowance.

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	June 30,	December 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$19,600	$21,906
Trade receivables (net of allowances of $1,706 and $3,008)	56,645	81,709
Other receivables	8,604	12,198
Newsprint, ink and other inventories	7,653	9,115
Assets held for sale	18,511	9,920
Other current assets	16,596	15,505
	127,609	150,353

Property, plant and equipment, net	214,411	233,692
Intangible assets:
Identifiable intangibles — net	119,745	143,347
Goodwill	705,174	705,174
	824,919	848,521
Investments and other assets:
Investments in unconsolidated companies	3,117	3,888
Operating lease right-of-use assets	49,144	—
Other assets	57,211	58,847
	109,472	62,735
	$1,276,411	$1,295,301
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$4,312
Accounts payable	26,782	37,521
Accrued pension liabilities	33,710	11,510
Accrued compensation	19,908	20,481
Income taxes payable	—	6,535
Unearned revenue	58,041	58,340
Accrued interest	25,524	26,037
Financing obligation	13,268	10,417
Current portion of operating lease liabilities	8,591	—
Other accrued liabilities	3,156	5,385
	188,980	180,538
Non-current liabilities:
Long-term debt	607,905	633,383
Deferred income taxes	21,036	20,775
Pension and postretirement obligations	615,389	655,310
Financing obligations	133,656	108,252
Operating lease liabilities	50,004	—
Other long-term obligations	31,964	38,708
	1,459,954	1,456,428
Commitments and contingencies

Shareholders’ equity (deficit):
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,555,233 shares and 5,384,303 shares)	56	53
Class B (authorized 60,000,000 shares, issued 2,428,191 shares and 2,428,191 shares)	24	24
Additional paid-in-capital	2,217,644	2,216,681
Accumulated deficit	(2,013,596)	(1,954,132)
Treasury stock at cost, 58,037 shares and 252 shares	(355)	(2)
Accumulated other comprehensive loss	(576,296)	(604,289)
	(372,523)	(341,665)
	$1,276,411	$1,295,301

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Six Months Ended
	June 30,	July 1,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,487)	$(59,306)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	34,929	38,455
Gain on disposal of property and equipment (excluding other asset write-downs)	(2,250)	(2,820)
Retirement benefit expense	15,056	5,557
Stock-based compensation expense	966	1,061
Deferred income taxes	261	—
Equity (income) loss in unconsolidated companies	1,529	(1,046)
Distributions of income from investments in unconsolidated companies	—	2,876
Loss on extinguishment of debt, net	1,986	5,368
Other asset write-downs	739	59
Bond fees and other debt-related items	5,028	1,425
Other	(4,745)	(3,367)
Changes in certain assets and liabilities:
Trade receivables	25,064	26,474
Inventories	1,462	(1,246)
Other assets	4,058	(1,141)
Accounts payable	(10,613)	3,531
Accrued compensation	(573)	(2,157)
Income taxes	(6,535)	789
Accrued interest	(513)	(330)
Other liabilities	(4,391)	(4,890)
Net cash provided by operating activities	1,971	9,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,233)	(5,872)
Proceeds from sale of property, plant and equipment and other	3,326	4,025
Contributions to cost and equity investments	(425)	(1,925)
Net cash provided by (used in) investing activities	1,668	(3,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of notes and related expenses	(36,602)	(99,826)
Payment of financing costs	(28)	—
Proceeds from sale-leaseback financing obligations	29,743	15,749
Purchase of treasury shares	(353)	(371)
Other	(705)	(331)
Net cash used in financing activities	(7,945)	(84,779)
Decrease in cash, cash equivalents and restricted cash	(4,306)	(79,259)
Cash, cash equivalents and restricted cash at beginning of period	50,555	131,354
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$46,249	$52,095

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited; amounts in thousands)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 30, 2018	$53	$24	$2,216,681	$(1,954,132)	$(604,289)	$(2)	$(341,665)
Net loss	—	—	—	(41,956)	—	—	(41,956)
Cumulative effect adjustment of Topic 842	—	—	—	23	—	—	23
Other comprehensive income	—	—	—	—	22,552	—	22,552
Issuance of 168,610 Class A shares under stock plans	2	—	(2)	—	—	—	—
Stock compensation expense	—	—	663	—	—	—	663
Purchase of 56,934 shares of treasury stock	—	—	—	—	—	(268)	(268)
Balance at March 31, 2019	$55	$24	$2,217,342	$(1,996,065)	$(581,737)	$(270)	$(360,651)
Net loss	—	—	—	(17,531)	—	—	(17,531)
Other comprehensive income	—	—	—	—	5,441	—	5,441
Issuance of 2,320 Class A shares under stock plans	1	—	(1)	—	—	—	—
Stock compensation expense	—	—	303	—	—	—	303
Purchase of 851 shares of treasury stock	—	—	—	—	—	(85)	(85)
Balance at June 30, 2019	$56	$24	$2,217,644	$(2,013,596)	$(576,296)	$(355)	$(372,523)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 31, 2017	$52	$24	$2,215,109	$(1,970,097)	$(449,369)	$(51)	$(204,332)
Net loss	—	—	—	(38,941)	—	—	(38,941)
Cumulative effect adjustment of Topic 606	—	—	—	(2,668)	—	—	(2,668)
Other comprehensive income	—	—	—	—	5,550	—	5,550
Issuance of 94,184 Class A shares under stock plans	1	—	(1)	—	—	—	—
Stock compensation expense	—	—	741	—	—	—	741
Purchase of 33,805 shares of treasury stock	—	—	—	—	—	(307)	(307)
Balance at April 1, 2018	$53	$24	$2,215,849	$(2,011,706)	$(443,819)	$(358)	$(239,957)
Net loss	—	—	—	(20,365)	—	—	(20,365)
Other comprehensive income	—	—	—	—	5,549	—	5,549
Conversion of 15,000 Class B shares to Class A shares	—	—	—	—	—	—	—
Issuance of 19,830 Class A shares under stock plans	1	—	(1)	—	—	—	—
Stock compensation expense	—	—	320	—	—	—	320
Purchase of 6,193 shares of treasury stock	—	—	—	—	—	(64)	(64)
Balance at July 1, 2018	$54	$24	$2,216,168	$(2,032,071)	$(438,270)	$(422)	$(254,517)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of June 30, 2019, and December 30, 2018,  the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  At June 30, 2019, the carrying value and the estimated fair value of our 2026 Notes (as defined in Note 6) was $253.8 million and $261.4 million, respectively. As of December 30, 2018, the carrying value and the estimated fair value of the 2026 Notes, including the current portion of long-term debt, was $287.2 million and $302.4 million, respectively. The fair value of our long-term debt described above was determined using quoted market prices. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

At June 30, 2019, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes (as defined in Note 6), was $354.1 million and $335.2 million, respectively. At December 30, 2018, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes, was $350.4 million and $296.5 million, respectively. Market evidence was not available or reliable to value our Debentures, Junior Term Loan and 2031 Notes. The fair value was based on the net present value of the future cash flows using interest rates derived from market inputs and a Treasury yield curve in effect at June 30, 2019.  These are considered to be Level 3 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

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

Assets Held for Sale

As of June 30, 2019, we have land and/or buildings classified as assets held for sale at five of our media companies. During the six months ended June 30, 2019, we began to actively market for sale the land and buildings at three of our media companies. In connection with classifying these assets as assets held for sale, the carrying value of the land and building at one of the properties was reduced to its estimated fair value less selling costs, as determined based on the current market conditions and the estimated selling price. As a result, an impairment charge of $0.7 million was recorded during the six months ended June 30, 2019, and is included in other asset write-downs on our condensed consolidated statement of operations. The land and building at one of our small properties in Miami, Florida were sold during the quarter ended June 30, 2018, and we recorded a gain of $2.3 million, which is included in other operating expenses on our condensed consolidated statement of operations.

Property, Plant and Equipment

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2019	2018	2019	2018
Depreciation expense	$5,610	$7,295	$11,327	$14,492

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

We considered the estimates and assumptions used to test goodwill as of December 30, 2018, and determined that there were no material changes that would require an interim test of goodwill, masthead or long-lived assets. We had no impairment of goodwill, newspaper mastheads or long-lived assets during the quarters and six months ended June 30, 2019 or July 1, 2018. In 2018, we recorded intangible newspaper masthead impairment charges of $14.1 million in the third quarter of 2018 and $37.2 million for the full year ending December 30, 2018.

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

Under the cost method, our share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet and statements of operations. However, impairment charges are recognized in the condensed consolidated statement of operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There was no impairment of our investments in unconsolidated companies at June 30, 2019, or July 1, 2018.

Financing Obligations

Financing obligations consist of contributions of real properties to the Pension Plan (defined in Note 7 below) in 2016 and 2011, real property previously owned by The Sacramento Bee in Sacramento, California that was sold and leased back during the third quarter of 2017, real property previously owned by The State in Columbia, South Carolina that we sold and leased back during the second quarter of 2018, and real property previously owned by The Kansas City Star in Kansas City, Missouri that was sold and leased back during the second quarter of 2019.

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

We perform our assessment of the deferred tax assets quarterly, weighing the positive and negative evidence as outlined in ASC 740-10, Income Taxes. As we have incurred three years of cumulative pre-tax losses, such objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. As of December 30, 2018, our valuation allowance against a majority of our deferred tax assets was $143.8 million. For the quarter and six months ended June 30, 2019, we recorded valuation allowance charges of $33.0 thousand and $9.2 million, respectively, which are recorded in income tax expense on our condensed consolidated statements of operations. Our valuation allowance as of June 30, 2019, was $153.0 million.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“Topic 842”) which replaces the existing guidance in ASC 840, “Leases.” Topic 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. We adopted Topic 842 as of December 31, 2018, without restating periods prior to the adoption date using a modified retrospective transition method, as allowed under ASU 2018-11, “Targeted Improvements to ASC 842.”

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal -Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). It is effective for us for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We early adopted this standard as of April 1, 2019, and it did not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based upon a broad set of information to include historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 has been amended by ASU’s 2018-19, 2019-04 and 2019-05, which provide further guidance and clarification on specific items within the previously issued update. ASU 2016-13 and the subsequent update are effective for us for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim or annual reporting periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

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

For ads placed on our partners’ websites or selling a product hosted or managed by partners, we evaluate whether we are the principal or agent. Generally, we report advertising revenues for ads placed on our partners’ websites or for the resale of their products on a gross basis; that is, the amounts billed to our customers are recorded as revenues, and amounts paid to our partners for their products or advertising space are recorded as operating expenses. If we are determined to be the principal, we are primarily responsible to our customers for fulfillment of the contract goals though, from time to time, we may use third-party goods or services. Our control is further supported by our level of discretion in establishing price and in some cases, controlling inventory before it is transferred to the customer.

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

Unearned Revenues

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The decrease in the unearned revenue balance for the six months ended June 30, 2019, reflects cash payments received or due in advance of satisfying our performance obligations, offset by $48.3 million of revenues recognized that were included in the unearned revenue balance as of December 30, 2018.

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

We have one financing lease for office furniture and fixtures located at one of our office facilities. The total financing lease payments are calculated to be approximately $1.0 million and $1.1 million as of June 30, 2019, and December 30, 2018, respectively. As of June 30, 2019, the payments run over the course of the remaining 6.0 years and are not material to the future lease payments schedules presented below. The finance lease asset is recorded within the other assets line item of the condensed consolidated balance sheet. The finance lease short-term and long-term obligations are recorded within other accrued liabilities and other long-term liabilities line items of the condensed consolidated balance sheet, respectively.

As our lease contracts do not provide an implicit interest rate, we used the December 31, 2018, effective yield of our secured debt that we refinanced in July 2018 as our secured incremental borrowing rate for leases with an 8-year tenure. The secured incremental borrowing rate was adjusted using the treasury yield curve at the transition date to determine the present value of each of the future payments.

The cost components of our operating and financing leases were as follows:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2019	2019
Financing lease costs:
Amortization of ROU asset	$24	$48
Interest on lease liabilities	20	40
Operating lease costs	3,465	6,929
Short-term lease cost	451	1,164
Variable lease cost	609	1,076
Sublease income	(1,460)	(2,921)
Total lease costs	$3,109	$6,336

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

As of June 30, 2019, the aggregate future lease payments for operating leases are as follows:

Operating
(in thousands)	Leases
2019 (remainder)	$7,012
2020	12,540
2021	10,373
2022	10,656
2023	10,344
2024	8,967
Thereafter	21,858
Total undiscounted cash flows	81,750
Less imputed interest	(23,155)
Total lease liability	$58,595

Our future minimum lease commitments, net of sub-lease rental income, as of December 30, 2018, under ASC 840, the predecessor to Topic 842, was as follows:

	Operating	Sublease	Net Lease
(in thousands)	Leases	Income	Obligation
2019	$16,408	$(4,044)	$12,364
2020	11,921	(1,306)	10,615
2021	9,797	(379)	9,418
2022	10,178	(334)	9,844
2023	10,160	(232)	9,928
Thereafter	31,139	—	31,139
Total	$89,603	$(6,295)	$83,308

The weighted average remaining lease terms and discount rates for all of our operating and financing leases were as follows:

	June 30, 2019
	Operating	Financing
	Leases	Lease
Weighted average remaining lease term (years)	7.35	6.50
Weighted average discount rate	9.19%	10.50%

Supplemental cash flow information related to our operating and financing leases was as follows:

Six Months Ended
June 30,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$7,129
Operating cash outflow from financing lease	40
Financing cash outflow from financing lease	34
ROU assets obtained in exchange for new operating lease liabilities	1,999

As of June 30, 2019, we do not have any new financing leases or significant additional operating leases that have not yet commenced.

5.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 30,	Amortization	June 30,
(in thousands)	2018	Expense	2019
Intangible assets subject to amortization	$838,336	$—	$838,336
Accumulated amortization	(807,725)	(23,602)	(831,327)
	30,611	(23,602)	7,009
Mastheads	112,736	—	112,736
Goodwill	705,174	—	705,174
Total	$848,521	$(23,602)	$824,919

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2019	2018	2019	2018
Amortization expense	$11,801	$11,927	$23,602	$23,963

The estimated amortization expense for the remainder of fiscal year 2019 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2019 (Remainder)	$552
2020	803
2021	680
2022	655
2023	667
2024	640

6.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	June 30,	June 30,	December 30,
(in thousands)	2019	2019	2018
ABL Credit Agreement	$—	$—	$—
Notes:
9.000% senior secured notes due in 2026	268,098	253,762	287,249
7.795% junior term loan due in 2030	157,083	124,680	123,213
6.875% senior secured junior lien notes due in 2031	268,423	215,165	141,447
7.150% debentures due in 2027	7,105	6,840	6,824
6.875% debentures due in 2029	7,807	7,458	78,962
Long-term debt	$708,516	$607,905	$637,695
Less current portion	—	—	4,312
Total long-term debt, net of current	$708,516	$607,905	$633,383

Our outstanding notes are stated net of unamortized debt issuance costs, fair market adjustments and unamortized discounts, if applicable, totaling $100.6 million and $107.4 million as of June 30, 2019, and December 30, 2018, respectively. Our ABL Credit Agreement has unamortized debt issuance costs of $1.6 million and $1.8 million as of June 30, 2019, and December 30, 2018, respectively, that are included in other assets on our condensed consolidated balance sheets.

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

During the quarter and six months ended June 30, 2019, we redeemed $36.6 million aggregate principal amount of our 9.000% senior secured notes due in 2026 (“2026 Notes”) from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). As a result of these transactions, we recorded a loss on extinguishment of debt of $2.0 million during the quarter and six months ended June 30, 2019.

During the quarter and six months ended July 1, 2018, we redeemed $0.5 million of our 9.000% senior secured notes that were due in 2022 (“2022 Notes”) at par and we wrote off the associated debt issuance costs. Also, during the six months ended July 1, 2018, we redeemed $75.0 million and repurchased $20.0 million of the 2022 Notes. We recorded any applicable premiums that were paid and wrote off the associated debt issuance costs on the above transactions. As a result of all of these transactions, we recorded a loss on extinguishment of debt of $19.0 thousand and $5.4 million during the quarter and six months ended  July 1, 2018, respectively.

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

As of June 30, 2019, under the ABL Credit Agreement we had $39.4 million of available credit. The Borrowing Base is recalculated monthly and is subject to seasonality of advertising sales around year-end holiday periods (and resulting growth in advertising accounts receivable balances). As of June 30, 2019, we had $26.7 million standby letters of credit secured under the LOC Facility. We are required to provide cash collateral equal to 100% of the aggregate undrawn stated amount of each outstanding letter of credit. Cash collateral associated with the LOC Facility is classified in our consolidated balance sheets in other assets.

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

2026 Senior Secured Notes and Indenture

We entered into an Indenture (“2026 Notes Indenture”) in July 2018, among the Company, guarantor subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (“2026 Notes Trustee”), pursuant to which we issued $310.0 million aggregate principal amount of 9.000% Senior Secured Notes due 2026 (“2026 Notes”). We are required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). As of December 30, 2018, we determined the excess cash flow due was $4.6 million aggregate principal amount and as such the carrying value of $4.3 million was classified as current portion of long-term debt on the condensed consolidated balance sheet. The redemption was made on April 5, 2019.

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

2031 Senior Secured Junior Lien Notes and Indenture

Under the terms of the Junior Term Loan Agreement (discussed below), affiliates of Chatham Asset Management, LLC (“Chatham”) could elect to convert up to $75.0 million in aggregate principal amount of 2029 Debentures owned by them into an equal principal amount of Tranche B Junior Term Loans or notes with terms substantially similar to the Tranche B Junior Term Loans upon written notice to us. As discussed previously, in March 2019, Chatham notified us of their election to convert approximately $75.0 million aggregate principal amount of 2029 Debentures to additional 2031 Notes. The additional 2031 Notes have identical terms, other than with respect to the date of issuance, to the 2031 Notes and will be treated as a single class for all purposes under the applicable indenture, together referred to hereafter as the 2031 Notes. These 2031 Notes have substantially the same terms as the Tranche A Junior Term Loan.

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

The Junior Term Loan bears interest at a rate per annum equal to 7.795%. Interest on the loan is payable semi-annually in arrears on January 15 and July 15 of each year, and commenced on January 15, 2019.

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

Other Debt

After giving effect to the 2031 Notes, we have $7.1 million aggregate principal amount of 2027 Debentures and $7.8 million aggregate principal amount of 2029 Debentures outstanding as of June 30, 2019.

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

The elements of retirement benefit expense are as follows:

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2019	2018	2019	2018
Pension plans:
Interest Cost	$19,596	$19,789	$40,117	$39,577
Expected return on plan assets	(20,773)	(22,624)	(42,275)	(45,248)
Special termination benefits	—	—	6,834	—
Actuarial loss	6,156	6,296	11,681	12,591
Net pension expense	4,979	3,461	16,357	6,920
Net post-retirement benefit credit	(650)	(682)	(1,301)	(1,363)
Net retirement benefit expenses	$4,329	$2,779	$15,056	$5,557

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

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables eligible employees to defer compensation. In the quarter and six months ended June 30, 2019, our matching contributions were $0.5 million and $1.1 million, respectively. In the quarter and six months ended July 1, 2018, our matching contributions were $0.6 million and $1.3 million, respectively. Matching contributions are recorded in the compensation line item of our condensed consolidated statement of operations.

8. CASH FLOW INFORMATION

Reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheets to the total of the same such amounts shown above:

	June 30,	December 30,
(in thousands)	2019	2018
Cash and equivalents	$19,600	$21,906
Restricted cash included in other assets (1)	26,649	28,649
Total cash, cash equivalents and restricted cash	$46,249	$50,555

_____________________

(1) Restricted cash balances are time deposit accounts secured against letters of credit primarily related to contractual agreements with our workers’ compensation insurance carrier and one of our property leases.

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Six Months Ended
	June 30,	July 1,
(in thousands)	2019	2018
Interest paid (net of amount capitalized)	$29,806	$29,244
Income taxes paid (net of refunds)	7,098	12,019

Other non-cash investing and financing activities related to pension plan transactions:
Reduction of financing obligation due to sale of real properties by pension plan	—	(2,667)
Reduction of PP&E due to sale of real properties by pension plan	—	(2,854)

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

The court in the Sacramento case trifurcated the trial into three separate phases, independent contractor status, liability and restitution. On September 22, 2014, the court in the Sacramento case issued a tentative decision following the first phase, finding that the carriers that contracted directly with The Sacramento Bee during the period from February 2005 to July 2009 were misclassified as independent contractors. We objected to the tentative decision, but the court ultimately adopted it as final. In June 2016, The McClatchy Company was dismissed from the lawsuit, leaving The Sacramento Bee as the sole defendant. On August 30, 2017, the court issued a statement of decision ruling that the court would not hold a phase two trial but would, instead, assume liability from the evidence previously submitted and from the independent contractor agreements. We objected to this decision, but the court adopted it as final. The third phase began on June 20, 2019, and is ongoing.

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

As of June 30, 2019, we had $26.7 million of standby letters of credit secured under the LOC Facility.

10.  SUPPLEMENTAL EQUITY INFORMATION

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 30, 2018	$(595,820)	$(8,469)	$(604,289)
Other comprehensive income (loss) before reclassifications	17,745	—	17,745
Amounts reclassified from AOCL	10,248	—	10,248
Other comprehensive income	27,993	—	27,993
Balance at June 30, 2019	$(567,827)	$(8,469)	$(576,296)

	Amount Reclassified from AOCL		Amount Reclassified from AOCL
	Quarters Ended		Six Months Ended
(in thousands)	June 30,	July 1,	June 30,	July 1,	Affected Line in the Condensed
AOCL Component	2019	2018	2019	2018	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$5,441	$5,549	$10,248	$11,099	Retirement benefit expense (1)

_____________________

(1) There is no income tax benefit associated with the quarters and six months ended June 30, 2019, or July 1, 2018, due to the recognition of a valuation allowance.

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the six months ended June 30, 2019:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 30, 2018	331,600	$9.56
Granted	285,771	$5.58
Vested	(168,207)	$9.67
Forfeited	(5,030)	$8.50
Nonvested — June 30, 2019	444,134	$6.97

The total fair value of the RSUs that vested during the six months ended June 30, 2019, was $1.0 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the six months ended June 30, 2019:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 30, 2018	113,300	$32.13	$—
Expired	(6,400)	$33.79
Outstanding June 30, 2019	106,900	$32.03	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of June 30, 2019, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$303	$320	$966	$1,061

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

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(shares in thousands)	2019	2018	2019	2018
Anti-dilutive common stock equivalents	511	198	464	201

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the six months ended June 30, 2019, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2018 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 8, 2019. All period references are to our fiscal periods unless otherwise indicated.

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

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Revenues:
Advertising	47.8%	52.3%	47.5%	51.3%
Audience	45.0%	41.5%	45.5%	42.4%
Other	7.2%	6.2%	7.0%	6.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

Our primary sources of revenues are digital and print for advertising and audience subscriptions. Advertising revenues include advertising delivered digital-only, advertising carried digitally and bundled as a part of newspapers (run of press (“ROP”) advertising), and/or advertising inserts placed in newspapers (“preprint” advertising). Audience revenues include either digital-only subscriptions, or bundled subscriptions, which include digital and print. Our print newspapers are delivered by large distributors and independent contractors. Other revenues include commercial printing and distribution revenues.

See “Results of Operations” below for a discussion of our revenue and expense performance for the quarter and six months ended June 30, 2019,  and July 1, 2018.

Recent Developments

Asset sales and leasebacks

In April 2019, we recognized a net gain of $2.3 million related to the sale of a distribution center in Miami, Florida. We also have various sales agreements or letters of intent to sell other properties that may close in the fourth quarter of 2019 or early 2020.

In May 2019, we closed a sale and leaseback of real property in Kansas City, Missouri. The transaction resulted in net proceeds of $29.7 million. We are leasing back the Kansas City property under a 15-year lease with initial annual payments totaling approximately $2.8 million. The lease includes a repurchase clause allowing us to repurchase the property after the 15-year lease term. Accordingly, the lease is being treated as a financing obligation, and we continue to depreciate the carrying value of the property in our financial statements. No gain or loss will be recognized on the transfer of the property to the buyer until the transaction qualifies for sale accounting.

Debt Redemption and extinguishment of debt

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

In June 2019, in accordance with our 2026 Notes Indenture, we redeemed $32.0 million aggregate principal amount of our 2026 Notes from the net proceeds of the Kansas City and Miami asset dispositions, as discussed above. As a result of the $36.6 million principal amounts redeemed in these transactions, we recorded a loss on extinguishment of debt of $2.0 million in the quarter and six months ended June 30, 2019.

Debt Issuance and Exchange

In March 2019, we converted approximately $75.0 million aggregate principal amount of 2029 Debentures to additional 2031 Notes. The additional 2031 Notes have identical terms, other than with respect to the date of issuance, and will be treated as a single class for all purposes under the applicable indenture. See Note 6.

Early Retirement Incentive Program

In February 2019, we announced a one-time voluntary ERIP that was offered to approximately 450 employees. The ERIP allowed them to accept a special termination benefit based on years of continuous service and the option to take their vested benefits under our frozen Pension Plan in a lump sum payment. Nearly 50% of the employees opted into the program.

Lump sum pension and termination payments made under the ERIP totaled approximately $35.1 million, decreasing both the benefit obligation and the fair value of plan assets. Due to the significance of this program, we remeasured the retirement plan assets and benefit obligations as of March 22, 2019, resulting in a net reduction to the pension liability of approximately $13.1 million, the recognition of a one-time non-cash charge of $6.8 million for the special termination benefits and it will increase our total 2019 benefit pension costs by approximately $1.5 million. See Note 7 for additional information.

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarters and six months ended June 30, 2019, and July 1, 2018.

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net loss	$(17,531)	$(20,365)	$(59,487)	$(59,306)

Net loss per diluted common share	$(2.21)	$(2.62)	$(7.54)	$(7.66)

The decrease in the net loss in the quarter ended June 30, 2019,  compared to the same period in 2018, was due to greater operating income in 2019 compared to 2018 and the recognition of an income tax benefit in 2019 compared to an expense in 2018. These favorable changes were partially offset by increased net non-operating expenses in second quarter of 2019 as compared to the same period in 2018. The six months ended June 30, 2019, was relatively flat, as compared to the same period in 2018. The first six months of 2019 includes a non-cash charge of $6.8 million related to the ERIP (see Note 7) and a non-cash deferred tax valuation allowance charge of $9.2 million. These were partially offset by a reduction of the loss on extinguishment of debt of $3.4 million as described in greater detail below. In addition, while advertising revenues were lower during the quarter and six months ended June 30, 2019, compared to the same periods in 2018, the lower revenues were largely offset by lower operating expenses.

Revenues

During the quarter and six months ended June 30, 2019,  total revenues decreased 12.6% and 11.0%, respectively, compared to the same periods in 2018, primarily due to the continued decline in demand for advertising. The decline in print advertising was primarily a result of large retail advertisers continuing to reduce preprinted inserts and in-newspaper ROP advertising in favor of digital products. We expect this trend to continue for the foreseeable future. In addition, we experienced lower page views in the first six months of 2019 compared to the same period in 2018 resulting in a decline in digital advertising revenues, primarily impacting programmatic revenues in the national advertising category, as discussed below.

The following table summarizes our revenues by category:

	Quarters Ended				Six Months Ended
	June 30,	July 1,	$	%	June 30,	July 1,	$	%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Advertising
Digital-only	$31,250	$39,362	$(8,112)	(20.6)	$65,683	$75,667	$(9,984)	(13.2)
Digital bundled with print	6,506	7,054	(548)	(7.8)	12,620	13,775	(1,155)	(8.4)
Total digital	37,756	46,416	(8,660)	(18.7)	78,303	89,442	(11,139)	(12.5)
Print	32,459	39,930	(7,471)	(18.7)	63,652	78,555	(14,903)	(19.0)
Direct marketing and other	15,240	20,607	(5,367)	(26.0)	28,695	38,843	(10,148)	(26.1)
Total advertising	85,455	106,953	(21,498)	(20.1)	170,650	206,840	(36,190)	(17.5)
Total audience	80,292	84,825	(4,533)	(5.3)	163,404	171,103	(7,699)	(4.5)
Other revenues	12,915	12,570	345	2.7	24,932	25,263	(331)	(1.3)
Total revenues	$178,662	$204,348	$(25,686)	(12.6)	$358,986	$403,206	$(44,220)	(11.0)

Supplemental advertising detail:
Retail	$39,238	$47,484	$(8,246)	(17.4)	$79,493	$91,814	$(12,321)	(13.4)
National	7,688	11,697	(4,009)	(34.3)	15,846	21,454	(5,608)	(26.1)
Classified	23,289	27,165	(3,876)	(14.3)	46,616	54,729	(8,113)	(14.8)
Direct marketing and other	15,240	20,607	(5,367)	(26.0)	28,695	38,843	(10,148)	(26.1)
Total advertising	$85,455	$106,953	$(21,498)	(20.1)	$170,650	$206,840	$(36,190)	(17.5)

Advertising Revenues

Total advertising revenues decreased 20.1% and 17.5% during the quarter and six months ended June 30, 2019,  respectively, compared to the same periods in 2018.  We experienced declines in all of our advertising revenue categories, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Advertising:
Total digital	44.2%	43.4%	45.9%	43.2%
Print	38.0%	37.3%	37.3%	38.0%
Direct marketing and other	17.8%	19.3%	16.8%	18.8%
Total advertising	100.0%	100.0%	100.0%	100.0%

Digital:

Total digital advertising revenues decreased 18.7% and 12.5% during the quarter and six months ended June 30, 2019,  respectively, compared to the same periods in 2018. Digital advertising constituted 44.2% and 45.9% of total advertising revenues in the quarter and six months ended June 30, 2019,  respectively, compared to 43.4% and 43.2%  for the same periods in 2018. Total digital advertising includes digital-only advertising and digital advertising bundled with print.

Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy. Digital-only advertising revenues decreased 20.6%  and 13.2% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, largely due to lower page views. As expected the decline in digital-only advertising continued due to lower audience traffic compared to the second quarter of 2018, largely the result of a strategic tightening of website paywalls that accelerated paid digital subscriptions and a change in algorithms by a large platform company in the last half of 2018 that impacted us and the rest of the industry. In addition, we restructured our advertising function during the second quarter of 2019, which temporarily impacted sales in the second quarter.

Digital advertising revenues bundled with print products declined 7.8% and 8.4% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018 as a result of fewer print advertising sales, and a decline in digital sales.

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

Print:

Print advertising decreased 18.7% and 19.0% in the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

In the second quarter of 2019, the decreases in print advertising revenues were primarily due to decreases of 15.9% in retail ROP advertising revenues, 18.9% in preprint advertising revenues, and 19.4% in classified advertising, compared to the same period in 2018. In the first six months of 2019, the decrease in print advertising revenues was primarily due to decreases of 16.9% in retail ROP advertising revenues, 20.7% in preprint advertising revenues, and 20.2% in classified advertising, compared to the same period in 2018.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 26.0% and 26.1%  during the quarter and six months ended June 30, 2019,  respectively, compared to the same periods in 2018. The decrease was largely due to declines in insert advertising in our total market coverage (“TMC”) products by large retail customers and from eliminating certain niche and direct marketing products that were not profitable.

Audience Revenues

Total audience revenues decreased 5.3% and 4.5%  during the quarter and six months ended June 30, 2019,  respectively, compared to the same periods in 2018.  Through the first six months of 2019, total audience revenues represented 45.5% of the total revenues compared to 42.4% in the first six months of 2018.

Overall, digital audience revenues increased 8.1%  and 8.7% in the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Digital-only audience revenues increased 57.6%  and 54.0% in the quarter and six months ended June 30, 2019 , respectively, compared to the same periods in 2018. The increase in digital-only audience revenues during 2019 was a result of a 51.6% increase in our digital-only subscribers to 185,500 as of the end of the second quarter of 2019 compared to 122,400 as of the end of the second quarter in 2018.

Print audience revenues decreased 10.9% and 10.0% in the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to lower print circulation volumes that were partially offset by pricing adjustments. We have a dynamic pricing model for our traditional subscriptions for which pricing is constantly being adjusted. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by our industry as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we also increased our subscription-related marketing and promotion efforts.

Operating Expenses

Total operating expenses decreased 14.6% and 10.8% in the quarter and six months ended June 30, 2019,  respectively, compared to the same periods in 2018,  primarily due to decreases in compensation and other operating expenses, as discussed below. Our total operating expenses reflect our continued effort to reduce costs through streamlining processes to gain efficiencies.

The following table summarizes operating expenses:

	Quarters Ended				Six Months Ended
	June 30,	July 1,	$	%	June 30,	July 1,	$	%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Compensation expenses	$61,456	$77,937	$(16,481)	(21.1)	$130,891	$157,149	$(26,258)	(16.7)
Newsprint, supplements and printing expenses	11,229	13,761	(2,532)	(18.4)	22,925	27,420	(4,495)	(16.4)
Depreciation and amortization expenses	17,411	19,222	(1,811)	(9.4)	34,929	38,455	(3,526)	(9.2)
Other operating expenses	83,087	91,817	(8,730)	(9.5)	171,291	181,466	(10,175)	(5.6)
Other asset write-downs	—	—	—	nm	739	59	680	nm
	$173,183	$202,737	$(29,554)	(14.6)	$360,775	$404,549	$(43,774)	(10.8)

_____________________

nm – not meaningful

Compensation expenses, which included both payroll and fringe benefit costs, decreased 21.1% and 16.7% in the quarter and six months ended June 30, 2019,  respectively, compared to the same periods in 2018.  Payroll expenses declined 21.9% and 17.1% during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to the reduction in headcount. Average full-time equivalent employees declined 22.3% and 20.6%  in the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018, partially reflecting the ERIP we discussed above in Recent Developments.  Fringe benefit costs decreased 16.8% and 14.5%  in the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018, which is consistent with the decreases in payroll expenses.

Newsprint, supplements and printing expenses decreased 18.4% and 16.4% in the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018.  Newsprint expense declined 19.6% and 14.7% during the first six months of 2019, respectively, compared to the same periods in 2018. The newsprint expense decline reflects a decrease in newsprint tonnage used of 21.7% and 21.8%, in the second quarter and first six months of 2019, offset by an increase in newsprint prices of 2.7% and 9.0% during the quarter and first six months of 2019, respectively, compared to the same periods in 2018. During these same periods, printing expenses, which are primarily costs associated with outsourced printing to third-parties, decreased 14.5% and 16.1%, respectively.

Depreciation and amortization expenses decreased 9.4% and 9.2% in the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Depreciation expense decreased $1.7 million and  $3.2 million in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, as a result of assets becoming fully depreciated in previous periods. Amortization expense decreased 1.1% and 1.5% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. A majority of the intangible assets subject to amortization became fully amortized in the second quarter of 2019 and therefore amortization expense during the remainder of 2019 and in future years will be significantly lower. See Note 5.

Other operating expenses decreased 9.5% and 5.6% in the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease was primarily a result of cost savings initiatives and other efforts to reduce operational costs, as well as the timing of gains  on the sale of property and equipment.  During the second quarter of 2019 compared to the same period in 2018, we had decreases in various categories, such as postage,  travel, circulation delivery costs and other miscellaneous expenses.  We also recognized a $2.3 million gain on the sale of a distribution center in Miami, Florida, as discussed above in Recent Developments, during the second quarter of 2019. These decreases in expense and gain on sale of assets were partially offset by an increase in property taxes and other professional services. During the first six months of 2019, compared to the same period in 2018, we had decreases in various categories, such as bad debt, postage, travel, circulation delivery costs and other miscellaneous expenses. These decreases were partially offset by an increase in third-party related fees and the change in gain on sale of property and equipment. The first quarter of 2018 included a $3.1 million gain on the disposal of property and equipment, which reduced operating expenses in 2018, with a similar transaction for $2.3 million in the second quarter of 2019.

Other asset write-downs include charges of $0.7 million and $0.1 million in the first six months of 2019 and 2018, respectively. These write-downs are related to classifying certain land and buildings as assets held for sale during the applicable periods.

Non-Operating Expenses

Interest Expense:

Total interest expense increased 11.0% and 8.5%  in the quarter and six months ended June 30, 2019,  respectively, compared to the same periods in 2018.  In the second quarter and first six months of 2019, interest expense related to debt balances increased by $2.1 million and $3.8 million compared to the same periods in 2018, primarily related to higher overall debt balances resulting from the debt refinancing that occurred in the second quarter of 2018. See Note 6 for additional information.

Extinguishment of Debt:

In the quarter and six months ended June 30, 2019,  we redeemed $36.6 million of our 2026 Notes and recorded a loss on extinguishment of debt of $2.0 million. During the first quarter of 2019, our exchange of $75.0 million of the 2029 Debentures to additional 2031 Notes did not result in a gain or loss on extinguishment of debt. See Note 6 for further discussion.

During the quarter and six months ended July 1, 2018, we redeemed or repurchased $0.5 million and $95.5 million, respectively, aggregate principal amount of our 2022 Notes. We repurchased these notes at prices higher than par value and we wrote off historical debt issuance costs. As a result, we recorded losses on the extinguishment of debt totaling $19.0 thousand and $5.4 million during the quarter and first six months of 2018, respectively.

Income Taxes:

In the quarter and six months ended June 30, 2019, we recorded an income tax benefit of $3.9 million and $0.5 million, respectively.  As discussed more fully in Note 2 under Income Taxes, during the first six months of 2019, we recorded a charge of $9.2 million related to the current period impact of the valuation allowance on deferred tax assets. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes and certain permanently non-deductible expenses.

Liquidity and Capital Resources

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $19.6 million as of June 30, 2019, compared to $20.1 million and $21.9 million as of July 1, 2018, and December 30, 2018, respectively.

For the foreseeable future, we expect that most of our cash and cash equivalents, and our cash generated from operations will be used to (i) repay debt, (ii) pay income taxes, (iii) fund our capital expenditures, (iv) invest in new revenue initiatives,  digital investments and enterprise-wide operating systems, (v) make required contributions to the Pension Plan,  and (vi) for other corporate uses as determined by management and our Board of Directors. As of June 30, 2019, we had approximately $708.5 million in total aggregate principal amount of debt outstanding, consisting of $268.1 million of our 2026 Notes,  $14.9 million of our Debentures, $157.1 million of our Junior Term Loan and $268.4 million of our 2031 Notes.  As of June 30, 2019, we were not permitted to incur additional pari passu obligations under the limitation on indebtedness incurrence test as defined in the 2026 Notes Indenture.

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

Pension Plan Matters

We made no cash contributions to the Pension Plan during the first six months of 2019 or all of 2018. During the fourth quarter of 2019, we expect to make a required pension contribution under the Employee Retirement Income Security Act of approximately $3.1 million and we expect to have material contributions in the future. In June 2019, we filed an application for a waiver of the minimum required contributions under the pension plan in accordance with section 412 of the Internal Revenue Code for the 2019, 2020 and 2021 plan years with the Internal Revenue Service (“IRS”).

We are requesting the waiver of the minimum required contribution under the Pension Plan because contributions are expected to exceed our ability to pay them in the next 14 months. Minimum required contributions for fiscal year 2020 are estimated to be approximately $120.0 million, which would be paid in quarterly installments beginning in April 2020 with the bulk of those payments due in September 2020 or afterwards.

There can be no assurance that the IRS will grant the waivers. Even if one or more the waivers are granted by the IRS, we expect to have material contributions to the Pension Plan in the future. If the waivers are not granted, it would likely have a material adverse effect on our liquidity.

We believe that our cash from operations is sufficient to satisfy our liquidity needs over the next 12 months, while maintaining adequate cash and cash equivalents to fund our operations.

The following table summarizes our cash flows:

	Six Months Ended
	June 30,	July 1,
(in thousands)	2019	2018
Cash flows provided by (used in)
Operating activities	$1,971	$9,292
Investing activities	1,668	(3,772)
Financing activities	(7,945)	(84,779)
Decrease in cash, cash equivalents and restricted cash	$(4,306)	$(79,259)

Operating Activities:

We generated  $2.0 million of cash from operating activities in the six months ended June 30, 2019, compared to generating $9.3 million in the six months ended July 1, 2018. The decrease in operating cash flows primarily reflects a $14.1 million change in our accounts payable balances in the first six months of 2019 compared to the same period in 2018.  This was partially offset by the timing of income tax payments in 2019 compared to 2018. In the first six months of 2019, we had net income tax payments of $7.1 million compared to net income tax payments of $12.0 million during the same period in 2018. The remaining changes in operating activities relate to miscellaneous timing differences in various payments and receipts.

Investing Activities:

We generated $1.7 million of cash from investing activities in the six months ended June 30, 2019. We received proceeds from the sale of property, plant and equipment (“PP&E”) of $3.3 million.  These amounts were offset by the purchase of PP&E for $1.2 million and contributions to equity investments of $0.4 million. We expect total capital expenditures for the full year of 2019 to range from approximately $6.0 million to $8.0 million.

We used $3.8 million of cash from investing activities in the six months ended July 1, 2018. We received proceeds from the sale of PP&E of $4.0 million. These amounts were offset by the purchase of PP&E for $5.9 million and contributions to equity investments of $1.9 million.

Financing Activities:

We used $7.9 million of cash for financing activities in the six months ended June 30, 2019, compared to using  $84.8 million in the six months ended July 1, 2018. During the six months ended June 30, 2019, we redeemed $36.6 million principal amount of our 2026 Notes at par.  See Note 6 for further discussion. These redemptions were partially offset by the $29.7 million increase in our financial obligations as a result of the sale and leaseback of one of our real properties, as described in Recent Developments previously. During the six months ended July 1, 2018, we repurchased or redeemed $95.5 million principal amount of our 2022 Notes, for $99.8 million in cash. These repurchases and redemptions in the first six months of 2018 were partially offset by the $15.7 million increase in our financial obligations as a result of the sale and leaseback of one of our real properties.

Off-Balance-Sheet Arrangements

As of June 30, 2019, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 9 included as part of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 5. OTHER INFORMATION.

Adoption of The McClatchy Company Executive Severance Benefit Plan

On August 7, 2019, and effective as of the same date, the Compensation Committee of the Board of Directors of the Company adopted The McClatchy Company Executive Severance Benefit Plan (the “Plan”). Certain of the Company’s named executive officers (including Mark Zieman and Elaine Lintecum, but excluding Craig Forman) and certain other key employees designated by the Compensation Committee are eligible to participate in the Plan.

The Plan provides that if a participant experiences an “involuntary termination” (as defined in the Plan and summarized below), in addition to his or her “accrued compensation” (as defined in the Plan), the participant will be entitled to receive severance benefits in the form of a lump sum cash payment by the Company equal to two times the sum of (i) the participant’s “annual base salary” (as defined in the Plan), plus (ii) the participant’s “annual target cash incentive” (as defined in the Plan).

For purposes of the Plan, an “involuntary termination” means the occurrence of either of the following during the period beginning 90 days prior to a “change in control” (as defined in the Plan) and ending on the date that is the second anniversary of such change in control:

•	Termination of the participant’s employment by the Company without “cause” (as defined in the Plan), other than by reason of the participant’s death or “disability” (as defined in the Plan), or

•

The participant’s resignation after the occurrence of any of the following events undertaken without the participant’s express consent: (i) a material diminution in the participant’s base compensation; (ii) a material diminution in the participant’s authority, duties, or responsibilities; or (iii) a material change in the geographic location at which the participant must perform his or her duties, measured by distance; provided, that the participant must provide notice of the occurrence of such a termination event within 90 days after its initial occurrence, the Company must fail to cure the circumstances giving rise to such termination event within 30 days after receiving such notice, and the participant must terminate employment within 180 days after the initial occurrence of such termination event.

Payment of the severance benefits is conditioned upon the participant’s execution of a release of claims, as well as the participant’s agreement to honor the Plan’s protective covenants, including non-solicitation, confidentiality, non-disparagement, and cooperation covenants. If the participant violates a protective covenant, he or she will be required repay the full amount of any severance benefits received and will forfeit any severance benefits that have not yet been paid.  Severance benefits paid under the Plan will also be subject to any “clawback” or recoupment policy of the Company in effect as of the participant’s termination date and generally applicable to executives.

The Plan provides that if a participant may receive any amount, whether under the Plan or otherwise, that is a “parachute payment” within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended, the amount to be paid to the participant will be reduced to the extent such reduction would result in greater after-tax payments to the participant.

The foregoing description is qualified in its entirety by reference to the text of the Plan, which is attached hereto as Exhibit 10.2 and incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit
Number		Description
10.1	*	The McClatchy Company 2012 Omnibus Incentive Plan (as amended and restated March 23, 2017 and further amended May 16, 2019)
10.2	*	The McClatchy Company Executive Severance Benefit Plan
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32	**	Certification of the Chief Executive Officer and the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*Compensation plans or arrangements for the Company’s executive officers and directors

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

August 8, 2019	/s/Craig I. Forman
Date	Craig I. Forman Chief Executive Officer

August 8, 2019	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer