Form 10-Q
period 2019-09-29
MCCLATCHY CO
filed 2019-11-13
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 29, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).    Yes ☐  No ☑

As of November 8, 2019, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,502,435
Class B Common Stock	2,428,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
REVENUES — NET:
Advertising	$76,754	$95,102	$247,404	$301,942
Audience	78,333	84,040	241,737	255,143
Other	12,351	11,923	37,283	37,186
	167,438	191,065	526,424	594,271
OPERATING EXPENSES:
Compensation	57,828	73,501	188,719	230,650
Newsprint, supplements and printing expenses	11,147	12,913	34,072	40,333
Depreciation and amortization	5,575	19,041	40,504	57,496
Other operating expenses	82,905	90,527	254,196	271,993
Goodwill and other asset write-downs (see Notes 2 and 5)	295,270	14,148	296,009	14,207
	452,725	210,130	813,500	614,679

OPERATING LOSS	(285,287)	(19,065)	(287,076)	(20,408)

NON-OPERATING INCOME (EXPENSE):
Interest expense	(19,733)	(23,346)	(59,697)	(60,181)
Equity income (loss) in unconsolidated companies, net	(39)	(473)	(1,568)	573
Gains related to investments in unconsolidated companies	—	1,721	—	1,721
Gain (loss) on extinguishment of debt, net	—	36,286	(1,986)	30,918
Retirement benefit expense	(4,330)	(2,778)	(19,386)	(8,335)
Other — net	173	271	541	512
	(23,929)	11,681	(82,096)	(34,792)

Loss before income taxes	(309,216)	(7,384)	(369,172)	(55,200)
Income tax benefit	(4,513)	(14,422)	(4,982)	(2,932)
NET INCOME (LOSS)	$(304,703)	$7,038	$(364,190)	$(52,268)

Net income (loss) per common share:
Basic	$(38.43)	$0.90	$(46.08)	$(6.74)
Diluted	$(38.43)	$0.90	$(46.08)	$(6.74)

Weighted average number of common shares:
Basic	7,929	7,778	7,904	7,754
Diluted	7,929	7,850	7,904	7,754

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; amounts in thousands)

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$(304,703)	$7,038	$(364,190)	$(52,268)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans: (1)
Change in pension and post-retirement benefit plans	5,441	5,550	33,434	16,649
Other comprehensive income	5,441	5,550	33,434	16,649
Comprehensive income (loss)	$(299,262)	$12,588	$(330,756)	$(35,619)

_____________________

(1) There is no income tax benefit associated with the quarters and nine months ended September 29, 2019, or September 30, 2018, due to the recognition of a valuation allowance.

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	September 29,	December 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,419	$21,906
Trade receivables (net of allowances of $1,447 and $3,008)	49,290	81,709
Other receivables	8,599	12,198
Newsprint, ink and other inventories	6,471	9,115
Assets held for sale	17,305	9,920
Other current assets	15,926	15,505
	109,010	150,353

Property, plant and equipment, net	208,019	233,692
Intangible assets:
Identifiable intangibles — net	82,278	143,347
Goodwill	447,095	705,174
	529,373	848,521
Investments and other assets:
Investments in unconsolidated companies	2,976	3,888
Operating lease right-of-use assets	46,977	—
Other assets	57,402	58,847
	107,355	62,735
	$953,757	$1,295,301
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,468	$4,312
Accounts payable	27,519	37,521
Accrued pension liabilities	117,210	11,510
Accrued compensation	21,101	20,481
Income taxes payable	—	6,535
Unearned revenue	55,384	58,340
Accrued interest	11,810	26,037
Financing obligation	13,027	10,417
Current portion of operating lease liabilities	8,494	—
Other accrued liabilities	5,773	5,385
	261,786	180,538
Non-current liabilities:
Long-term debt	608,801	633,383
Deferred income taxes	15,178	20,775
Pension and postretirement obligations	528,457	655,310
Financing obligations	132,556	108,252
Operating lease liabilities	47,999	—
Other long-term obligations	30,516	38,708
	1,363,507	1,456,428
Commitments and contingencies

Shareholders’ equity (deficit):
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,561,493 shares and 5,384,303 shares)	56	53
Class B (authorized 60,000,000 shares, issued 2,428,191 shares and 2,428,191 shares)	24	24
Additional paid-in-capital	2,217,898	2,216,681
Accumulated deficit	(2,318,299)	(1,954,132)
Treasury stock at cost, 59,893 shares and 252 shares	(360)	(2)
Accumulated other comprehensive loss	(570,855)	(604,289)
	(671,536)	(341,665)
	$953,757	$1,295,301

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Nine Months Ended
	September 29,	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364,190)	$(52,268)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	40,504	57,496
Gain on disposal of property and equipment (excluding other asset write-downs)	(2,124)	(2,820)
Retirement benefit expense	19,386	8,335
Stock-based compensation expense	1,220	1,819
Deferred income taxes	(5,597)	(2,170)
Equity (income) loss in unconsolidated companies	1,568	(573)
Gains related to investments in unconsolidated companies	—	(1,721)
Distributions of income from investments in unconsolidated companies	550	2,876
(Gain) loss on extinguishment of debt, net	1,986	(30,918)
Goodwill and other asset write-downs	296,009	14,207
Amortization of bond fees and other debt-related items	7,492	3,654
Other	(7,047)	(4,773)
Changes in certain assets and liabilities:
Trade receivables	32,419	32,622
Inventories	2,644	(1,911)
Other assets	6,609	2,380
Accounts payable	(9,876)	(1,378)
Accrued compensation	620	(2,452)
Income taxes	(6,535)	(10,379)
Accrued interest	(14,227)	3,645
Other liabilities	(7,958)	(7,793)
Net cash provided by (used in) operating activities	(6,547)	7,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,901)	(9,262)
Proceeds from sale of property, plant and equipment and other	5,060	4,052
Contributions to cost and equity investments	(825)	(2,301)
Proceeds from sale of unconsolidated companies and other-net	—	5,301
Net cash provided by (used in) investing activities	2,334	(2,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of notes and related expenses	(36,602)	(459,539)
Proceeds from issuance of debt	—	361,449
Payment of financing costs	(28)	(17,387)
Proceeds from sale-leaseback financing obligations	29,743	15,749
Purchase of treasury shares	(358)	(424)
Other	(1,029)	(441)
Net cash used in financing activities	(8,274)	(100,593)
Decrease in cash, cash equivalents and restricted cash	(12,487)	(94,925)
Cash, cash equivalents and restricted cash at beginning of period	50,555	131,354
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$38,068	$36,429

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited; amounts in thousands)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 30, 2018	$53	$24	$2,216,681	$(1,954,132)	$(604,289)	$(2)	$(341,665)
Net loss	—	—	—	(41,956)	—	—	(41,956)
Cumulative effect adjustment of Topic 842	—	—	—	23	—	—	23
Other comprehensive income	—	—	—	—	22,552	—	22,552
Issuance of 168,610 Class A shares under stock plans	2	—	(2)	—	—	—	—
Stock compensation expense	—	—	663	—	—	—	663
Purchase of 56,934 shares of treasury stock	—	—	—	—	—	(268)	(268)
Balance at March 31, 2019	$55	$24	$2,217,342	$(1,996,065)	$(581,737)	$(270)	$(360,651)
Net loss	—	—	—	(17,531)	—	—	(17,531)
Other comprehensive income	—	—	—	—	5,441	—	5,441
Issuance of 2,320 Class A shares under stock plans	1	—	(1)	—	—	—	—
Stock compensation expense	—	—	303	—	—	—	303
Purchase of 851 shares of treasury stock	—	—	—	—	—	(85)	(85)
Balance at June 30, 2019	$56	$24	$2,217,644	$(2,013,596)	$(576,296)	$(355)	$(372,523)
Net loss	—	—	—	(304,703)	—	—	(304,703)
Other comprehensive income	—	—	—	—	5,441	—	5,441
Issuance of 6,260 Class A shares under stock plans	—	—	—	—	—	—	—
Stock compensation expense	—	—	254	—	—	—	254
Purchase of 1,856 shares of treasury stock	—	—	—	—	—	(5)	(5)
Balance at September 29, 2019	$56	$24	$2,217,898	$(2,318,299)	$(570,855)	$(360)	$(671,536)

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited; amounts in thousands)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 31, 2017	$52	$24	$2,215,109	$(1,970,097)	$(449,369)	$(51)	$(204,332)
Net loss	—	—	—	(38,941)	—	—	(38,941)
Cumulative effect adjustment of Topic 606	—	—	—	(2,668)	—	—	(2,668)
Other comprehensive income	—	—	—	—	5,550	—	5,550
Issuance of 94,184 Class A shares under stock plans	1	—	(1)	—	—	—	—
Stock compensation expense	—	—	741	—	—	—	741
Purchase of 33,805 shares of treasury stock	—	—	—	—	—	(307)	(307)
Balance at April 1, 2018	$53	$24	$2,215,849	$(2,011,706)	$(443,819)	$(358)	$(239,957)
Net loss	—	—	—	(20,365)	—	—	(20,365)
Other comprehensive income	—	—	—	—	5,549	—	5,549
Conversion of 15,000 Class B shares to Class A shares	—	—	—	—	—	—	—
Issuance of 34,830 Class A shares under stock plans	1	—	(1)	—	—	—	—
Stock compensation expense	—	—	320	—	—	—	320
Purchase of 6,193 shares of treasury stock	—	—	—	—	—	(64)	(64)
Balance at July 1, 2018	$54	$24	$2,216,168	$(2,032,071)	$(438,270)	$(422)	$(254,517)
Net income	—	—	—	7,038	—	—	7,038
Other comprehensive income	—	—	—	—	5,550	—	5,550
Issuance of 43,860 Class A shares under stock plans	—	—	—	—	—	—	—
Stock compensation expense	—	—	758	—	—	—	758
Purchase of 5,499 shares of treasury stock	—	—	—	—	—	(53)	(53)
Balance at September 30, 2018	$54	$24	$2,216,926	$(2,025,033)	$(432,720)	$(475)	$(241,224)

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

Basis of Presentation

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulation of the Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated financial statements include the Company and our subsidiaries. Intercompany items and transactions are eliminated.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 29, 2019, we reported a net loss of $364.2 million. As of September 29, 2019, we had a working capital deficit of $152.8 million, of which $108.7 million is attributable to minimum required contributions to our qualified defined benefit pension plan (“Pension Plan”) coming due in the next twelve months.

We face liquidity challenges relating to the minimum required contributions in fiscal year 2020 to our Pension Plan. These required contributions are estimated to be approximately $124.2 million, which would be paid in installments beginning in January 2020 with the bulk of those payments due September 15, 2020, or afterwards.

To address our liquidity needs and the going concern uncertainty, in June 2019 we filed an application for a waiver of the minimum required contributions under the Pension Plan in accordance with section 412 of the Internal Revenue Code for the 2019, 2020 and 2021 plan years with the Internal Revenue Service (“IRS”). In early November 2019, the IRS declined to grant us our  three-year waiver request.

We continue to explore other means of pension relief, including working with many members of Congress in search of legislative relief that would mitigate the burden of the minimum required contributions. We have also consulted with the Pension Benefit Guaranty Corporation (“PBGC”) to discuss measures allowed under existing regulations to provide a more permanent solution, such as a distress termination of the Pension Plan. A distress termination would allow us to continue to operate and relieve the current liquidity pressures of the minimum required contributions under Employee Retirement Income Security Act ("ERISA"). However, there can be no assurance that the ongoing discussions with Congress and/or the PBGC will result in any relief including a restructuring transaction, or that such relief will occur on a timely basis or at all.

In addition to seeking pension relief, we are engaged in discussions with our largest debt holder, regarding the recapitalization of our balance sheet and outstanding debt obligations and the formulation of a restructuring plan that would provide a more permanent, rather than temporary, solution. No agreement has been reached with respect to the above discussions and discussions remain ongoing. We will continue to work collaboratively with our constituents to achieve the goals of our business plan and balance the interests of a wide range of stakeholders. However, there can be no assurance that the ongoing discussions with our debt holder will result in any restructuring transaction, that we will obtain any required stakeholder consent to consummate a restructuring transaction, or that the restructuring transaction will occur on a timely basis or at all.

In conjunction with all of these efforts to address our liquidity pressures, we have engaged the financial and legal services of Evercore Group L.L.C., FTI Consulting, Inc., Skadden, Arps, Slate, Meagher & Flom LLP and the Groom Law Group, Chartered (collectively, “Advisors”), who are all assisting us in evaluating and executing available transactions with our stakeholders.

We believe we have taken and are continuing to take prudent actions to address our ability to continue as a going concern; however, there is no assurance that such alternatives will be available on terms acceptable to us, in a timely manner or at all, or our plans will fully mitigate the liquidity challenges we face because some matters are not within our control. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or liabilities that might be necessary should we be unable to continue as a going concern.

NYSE American Continued Listing Status

On September 9, 2019, we received written notification from NYSE American LLC ("NYSE American") indicating that we were not in compliance with certain listing standards. We have approximately 18 months from the receipt of the notice to become compliant under a plan that is subject to approval by NYSE American.

We are below compliance with Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American continued listing standards since we reported a stockholders' deficit of $372.5 million as of June 30, 2019 and net losses in each of the four most recent fiscal years ended December 30, 2018. However, NYSE American will not normally consider suspending dealings in, or removing from the list, the securities of an issuer which is below the continued listing standards set forth in Sections 1003(a)(i)-(iii) of the NYSE American continued listing standards if the issuer meets certain other criteria, including, among others, total assets and revenues of $50 million in the last fiscal year or in two of the last three fiscal years, and a market value of publicly held shares (as defined by NYSE American) of at least $15 million.

We submitted a plan to NYSE American on October 9, 2019, advising how we plan to regain compliance with the continued listing standards by March 9, 2021. If NYSE American does not accept the plan, NYSE American will initiate delisting procedures. If NYSE American accepts our plan, our common stock will continue to be listed and traded on NYSE American during the cure period, subject to our compliance with the plan and other continued listing standards.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of September 29, 2019, and December 30, 2018, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  At September 29, 2019, the carrying value and the estimated fair value of our 2026 Notes (as defined in Note 6), including the current portion of long-term debt, was $254.3 million and $254.7 million, respectively. As of December 30, 2018, the carrying value and the estimated fair value of the 2026 Notes, including the current portion of long-term debt, was $287.2 million and $302.4 million, respectively. The fair value of our long-term debt described above was determined using quoted market prices. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

At September 29, 2019, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes (as defined in Note 6), was $356.0 million and $251.5 million, respectively. At December 30, 2018, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes, was $350.4 million and $296.5 million, respectively. Market evidence was not available or reliable to value our Debentures, Junior Term Loan and 2031 Notes. The fair value was based on the net present value of the future cash flows using interest rates derived from market inputs and a Treasury yield curve in effect at September 29, 2019. These are considered to be Level 3 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets that may be measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and cost or equity method investments. All of these are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include, but are not limited to, the expected cash flows and the discount rates that we estimate market participants would seek for bearing the risk associated with such assets. See Goodwill and Intangible Asset discussion below regarding valuation inputs and see Note 5 regarding goodwill and intangible newspaper masthead impairments recorded during the quarter ended September 29, 2019.

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) and net realizable value.

Assets Held for Sale

As of September 29, 2019, we have land and/or buildings classified as assets held for sale at six of our media companies compared to only three as of December 30, 2018. During the nine months ended September 29, 2019, we began to actively market for sale five properties, which includes land and/or buildings, at four of our media companies. In connection with classifying these assets as assets held for sale, the carrying value of the land and building at one of the properties was reduced to its estimated fair value less selling costs, as determined based on the current market conditions and the estimated selling price. As a result, an impairment charge of $0.7 million was recorded during the nine months ended September 29, 2019, and is included in goodwill and other asset write-downs on our condensed consolidated statement of operations.

During the quarter ended September 29, 2019, we sold land and a building in Belleville, Illinois and during the nine months ended September 29, 2019, we sold the land and building at one of our smaller properties in Miami, Florida. We recorded gains of $0.5 million and $2.8 million during the quarter and nine-months ended September 29, 2019, respectively, which are included in other operating expenses on our condensed consolidated statement of operations.

Property, Plant and Equipment

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2019	2018	2019	2018
Depreciation expense	$5,299	$7,146	$16,626	$21,638

Goodwill and Intangible Assets

We test for impairment of goodwill annually at year‑end, or whenever events occur, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform this testing on our operating segments, which are also considered our reporting units. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units is determined using an equal weighting of a market approach and an income approach. We use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach). This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, the long‑term rate of growth for our business, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. See Note 5 for discussion of our goodwill impairment testing results.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach, which utilizes the discounted cash flow model to determine the fair value of each newspaper masthead. See Note 5 for discussion of our intangible assets impairment testing results.

Long‑lived assets such as intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of such long-lived assets during the quarter and nine months ended September 29, 2019, or September 30, 2018.

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

Under the cost method, our share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet and statements of operations. However, impairment charges are recognized in the condensed consolidated statement of operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There was no impairment of our investments in unconsolidated companies during the quarter and nine months ended September 29, 2019, or September 30, 2018.

On September 13, 2018, we sold our remaining 3.0% ownership interest in CareerBuilder, LLC (“CareerBuilder”) and received gross proceeds of $5.3 million. As a result of this sale, we recognized a gain on sale of investments in unconsolidated companies of $1.7 million in the quarter and nine months ended September 30, 2018. In the nine months ended September 30, 2018, we also received distributions totaling approximately $2.8 million from CareerBuilder, which relate to returns of earnings. Our 3.0% ownership interest in CareerBuilder was accounted for under the cost method.

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

We perform our assessment of the deferred tax assets quarterly, weighing the positive and negative evidence as outlined in ASC 740-10, Income Taxes. As we have incurred three years of cumulative pre-tax losses, such objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. As of December 30, 2018, our valuation allowance against a majority of our deferred tax assets was $143.8 million. For the quarter and nine months ended September 29, 2019, we recorded valuation allowance charges of $4.8 million and $14.0 million, respectively, which are recorded in income tax expense on our condensed consolidated statements of operations. Our valuation allowance as of September 29, 2019, was $157.8 million.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based upon a broad set of information to include historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 has been amended by ASU’s 2018-19, 2019-04 and 2019-05, which provide further guidance and clarification on specific items within the previously issued update. In October 2019, the FASB approved a proposal to grant private companies, not-for-profit organizations and certain small public companies an effective date delay for its credit loss standard. After the FASB issues the final ASU, ASU 2016-13 and the subsequent updates will be effective for us for interim and annual reporting periods beginning after December 15, 2022. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

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

Unearned Revenues

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The decrease in the unearned revenue balance for the nine months ended September 29, 2019, reflects cash payments received or due in advance of satisfying our performance obligations, offset by $54.1 million of revenues recognized that were included in the unearned revenue balance as of December 30, 2018.

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

None of our leases contain contingent rent provisions or concessions, residual value guarantees or restrictive covenants. Our leases have remaining terms of less than one year to nine years, except for one parking lot lease with 43 years remaining.

Some of our distribution center, vehicle, and equipment leases have a combination of cancelable month-to-month lease terms and non-cancelable lease terms of less than one year. We have elected the practical expedient to exclude these short-term leases from our ROU assets and lease liabilities.

Most leases include escalating lease payments, and many include one or more options to renew or terminate the lease. The exercise of lease renewal options is typically at our sole discretion; therefore, the renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.

We have one financing lease (formerly known as a capital lease) for office furniture and fixtures located at one of our office facilities. The total financing lease payments are calculated to be approximately $1.0 million and $1.1 million as of September 29, 2019, and December 30, 2018, respectively. As of September 29, 2019, the payments run over the course of the remaining 6.0 years and are not material to the future lease payments schedules presented below. The finance lease asset is recorded within the other assets line item of the condensed consolidated balance sheet. The finance lease short-term and long-term obligations are recorded within other accrued liabilities and other long-term liabilities line items of the condensed consolidated balance sheet, respectively.

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

The cost components of our operating and financing leases were as follows:

	Quarter Ended	Nine Months Ended
	September 29,	September 29,
(in thousands)	2019	2019
Financing lease costs:
Amortization of ROU asset	$24	$72
Interest on lease liabilities	19	59
Operating lease costs	3,345	10,274
Short-term lease cost	439	1,603
Variable lease cost	660	1,736
Sublease income	(1,495)	(4,416)
Total lease costs	$2,992	$9,328

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

As of September 29, 2019, the aggregate future lease payments for operating leases are as follows:

Operating
(in thousands)	Leases
2019 (remainder)	$3,539
2020	12,562
2021	10,455
2022	10,624
2023	10,313
2024	8,967
Thereafter	21,858
Total undiscounted cash flows	78,318
Less imputed interest	(21,825)
Total lease liability	$56,493

Our future minimum lease commitments, net of sub-lease rental income, as of December 30, 2018, under ASC 840, the predecessor to Topic 842, was as follows:

	Operating	Sublease	Net Lease
(in thousands)	Leases	Income	Obligation
2019	$16,408	$(4,044)	$12,364
2020	11,921	(1,306)	10,615
2021	9,797	(379)	9,418
2022	10,178	(334)	9,844
2023	10,160	(232)	9,928
Thereafter	31,139	—	31,139
Total	$89,603	$(6,295)	$83,308

The weighted average remaining lease terms and discount rates for all of our operating and financing leases were as follows:

	September 29, 2019
	Operating	Financing
	Leases	Lease
Weighted average remaining lease term (years)	7.06	6.09
Weighted average discount rate	9.19%	10.50%

Supplemental cash flow information related to our operating and financing leases was as follows:

Nine Months Ended
September 29,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$10,616
Operating cash outflow from financing lease	59
Financing cash outflow from financing lease	52
ROU assets obtained in exchange for new operating lease liabilities	2,338

As of September 29, 2019, we do not have any new financing leases or significant additional operating leases that have not yet commenced.

5.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 30,	Impairment	Amortization	September 29,
(in thousands)	2018	Charges	Expense	2019
Intangible assets subject to amortization	$838,336	$—	$—	$838,336
Accumulated amortization	(807,725)	—	(23,878)	(831,603)
	30,611	—	(23,878)	6,733
Mastheads	112,736	(37,191)	—	75,545
Goodwill	705,174	(258,079)	—	447,095
Total	$848,521	$(295,270)	$(23,878)	$529,373

Impairment of Goodwill and Intangible Assets

During the quarter ended September 29, 2019, we performed an interim testing of impairment of goodwill and intangible newspaper mastheads due to the continuing challenging business conditions and changes in our assessment of profitability in future years. The fair values of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the present value of expected future cash flows, using estimates, judgments and assumptions (see Note 2) that we believe were appropriate in the circumstances. As a result, we recorded impairment charges in our Western and Eastern reporting units related to goodwill of $218.7 million and $39.4 million, respectively, during the quarter ended September 29, 2019. We also recorded an intangible newspaper masthead impairment charge of $37.2 million in the third quarter of 2019. These impairments were recorded in the goodwill and other asset write-downs line item on our condensed consolidated statements of operations.

We had no impairment of goodwill during the quarter and nine months ended September 30, 2018. In 2018, we recorded intangible newspaper masthead impairment charges of $14.1 million in the third quarter of 2018 and $37.2 million for the full year ended December 30, 2018.

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2019	2018	2019	2018
Amortization expense	$276	$11,895	$23,878	$35,858

The estimated amortization expense for the remainder of fiscal year 2019 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2019 (Remainder)	$276
2020	803
2021	680
2022	655
2023	667
2024	640

6.  LONG-TERM DEBT

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	September 29,	September 29,	December 30,
(in thousands)	2019	2019	2018
ABL Credit Agreement	$—	$—	$—
Notes:
9.000% senior secured notes due in 2026	268,098	254,271	287,249
7.795% junior term loan due in 2030	157,083	125,414	123,213
6.875% senior secured junior lien notes due in 2031	268,423	216,278	141,447
7.150% debentures due in 2027	7,105	6,847	6,824
6.875% debentures due in 2029	7,807	7,459	78,962
Long-term debt	$708,516	$610,269	$637,695
Less current portion	1,548	1,468	4,312
Total long-term debt, net of current	$706,968	$608,801	$633,383

Our outstanding notes are stated net of unamortized debt issuance costs, fair market adjustments and unamortized discounts, if applicable, totaling $98.3 million and $107.4 million as of September 29, 2019, and December 30, 2018, respectively. Our ABL Credit Agreement has unamortized debt issuance costs of $1.5 million and $1.8 million as of September 29, 2019, and December 30, 2018, respectively, that are included in other assets on our condensed consolidated balance sheets.

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

During the nine months ended September 29, 2019, we redeemed $36.6 million aggregate principal amount of our 9.000% senior secured notes due in 2026 (“2026 Notes”) from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). As a result of these transactions, we recorded a loss on extinguishment of debt of $2.0 million during the nine months ended September 29, 2019.

During the quarter and nine months ended September 30, 2018, we recorded a net gain on the extinguishment of debt of $36.3 million and $30.9 million, respectively, as a result of all of the following transactions that occurred in 2018.

During the quarter ended September 30, 2018, in conjunction with our debt refinancing, we redeemed $344.1 million of our 9.000% senior secured notes due in 2022 (“2022 Notes”). We also executed a non-cash exchange of most of our 7.150% debentures due November 1, 2027 (“2027 Debentures”) and 6.875% debentures due March 15, 2029 (“2029 Debentures” and together with the 2027 Debentures, “Debentures”) for new Tranche A and Tranche B Junior Term Loans (as defined below).

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

ABL Credit Agreement

The ABL Credit Agreement entered into in July 2018, among the Company, the subsidiaries of the Company party thereto, as borrowers, the lenders party thereto, and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent (“ABL Credit Agreement”) provides for up to $65.0 million secured asset-backed revolving credit facility with a letter of credit subfacility and a swing line subfacility. In addition, the ABL Credit Agreement provides for a $35.0 million cash secured letter of credit facility (“LOC Facility”). The commitments under the ABL Credit Agreement expire July 16, 2023. Our obligations under the ABL Credit Agreement are guaranteed by us and by certain of our subsidiaries meeting materiality thresholds set forth in the ABL Credit Agreement as described below.

The proceeds of the loans under the ABL Credit Agreement may be used for working capital and general corporate purposes. We have the right to prepay loans under the ABL Credit Agreement in whole or in part at any time without penalty. Subject to availability under the Borrowing Base, amounts repaid may be reborrowed.

As of September 29, 2019, under the ABL Credit Agreement we had $33.0 million of available credit. The Borrowing Base is recalculated monthly and is subject to seasonality of advertising sales around year-end holiday periods (and resulting growth in advertising accounts receivable balances). As of September 29, 2019, we had $26.7 million standby letters of credit secured under the LOC Facility. We are required to provide cash collateral equal to 100% of the aggregate stated amount of each outstanding letter of credit. Cash collateral associated with the LOC Facility is classified in our consolidated balance sheets in other assets.

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

Junior Term Loan Agreement

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

Other Debt

After giving effect to the 2031 Notes, we have $7.1 million aggregate principal amount of 2027 Debentures and $7.8 million aggregate principal amount of 2029 Debentures outstanding as of September 29, 2019.

7.  EMPLOYEE BENEFITS

Pension Plan

We maintain a Pension Plan, which covers eligible current and former employees and has been frozen since March 31, 2009. No new participants may enter the Pension Plan and no further benefits will accrue. However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide certain key current and former employees with additional retirement benefits. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in other long-term obligations.

The elements of retirement benefit expense are as follows:

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2019	2018	2019	2018
Pension plans:
Interest Cost	$19,596	$19,788	$59,713	$59,365
Expected return on plan assets	(20,772)	(22,624)	(63,047)	(67,872)
Special termination benefits	—	—	6,834	—
Actuarial loss	6,157	6,295	17,838	18,886
Net pension expense	4,981	3,459	21,338	10,379
Net post-retirement benefit credit	(651)	(681)	(1,952)	(2,044)
Net retirement benefit expenses	$4,330	$2,778	$19,386	$8,335

In August 2019, the Pension Plan sold real property in Macon, Georgia, for approximately $0.8 million, and we terminated our lease on the property. The property was included in the real property contributions that we made to the Pension Plan in fiscal year 2011. As a result of the sale by the Pension Plan, we recognized a $0.6 million loss on the sale of the Macon property in other operating expenses on the condensed consolidated statement of operations in the quarter and nine months ended September 29, 2019.

In May 2018, the Pension Plan sold real property in Lexington, Kentucky, for approximately $4.1 million, and we terminated our lease on the property. The property was included in the real property contributions that we made to the Pension Plan in fiscal year 2011. As a result of the sale by the Pension Plan, we recognized a $0.2 million loss on the sale of the Lexington property in other operating expenses on the condensed consolidated statement of operations in the nine months ended September 30, 2018.

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

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables eligible employees to defer compensation. In the quarter and nine months ended September 29, 2019, our matching contributions were $0.5 million and $1.6 million, respectively. In the quarter and nine months ended September 30, 2018, our matching contributions were $0.6 million and $1.9 million, respectively. Matching contributions are recorded in the compensation line item of our condensed consolidated statement of operations.

8. CASH FLOW INFORMATION

Reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheets to the total of the same such amounts shown above:

	September 29,	December 30,
(in thousands)	2019	2018
Cash and equivalents	$11,419	$21,906
Restricted cash included in other assets (1)	26,649	28,649
Total cash, cash equivalents and restricted cash	$38,068	$50,555

_____________________

(1) Restricted cash balances are time deposit accounts secured against letters of credit primarily related to contractual agreements with our workers’ compensation insurance carrier and one of our property leases.

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Nine Months Ended
	September 29,	September 30,
(in thousands)	2019	2018
Interest paid (net of amount capitalized)	$57,488	$42,910
Income taxes paid (net of refunds)	7,335	12,865

Other non-cash investing and financing activities related to pension plan transactions:
Reduction of financing obligation due to sale of real properties by pension plan	(1,037)	(2,667)
Reduction of PP&E due to sale of real properties by pension plan	(1,593)	(2,854)

Other non-cash financing activities includes the issuance of $75.0 million of additional 2031 Notes in exchange for $75.0 million of our 2029 Debentures during March 2019.

During the third quarter of 2018, we completed a debt-for-debt exchange of a majority of the existing 2027 Debentures and 2029 Debentures for newly issued Tranche A Junior Term Loans and Tranche B Junior Term Loans. This transaction included a non-cash discount of $68.7 million recorded within the gain on extinguishment of debt. See Note 6 for definitions and further information.

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

As of September 29, 2019, we had $26.7 million of standby letters of credit secured under the LOC Facility.

10.  SUPPLEMENTAL EQUITY INFORMATION

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 30, 2018	$(595,820)	$(8,469)	$(604,289)
Other comprehensive income (loss) before reclassifications	17,745	—	17,745
Amounts reclassified from AOCL	15,689	—	15,689
Other comprehensive income	33,434	—	33,434
Balance at September 29, 2019	$(562,386)	$(8,469)	$(570,855)

	Amount Reclassified from AOCL		Amount Reclassified from AOCL
	Quarters Ended		Nine Months Ended
(in thousands)	September 29,	September 30,	September 29,	September 30,	Affected Line in the Condensed
AOCL Component	2019	2018	2019	2018	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$5,441	$5,550	$15,689	$16,649	Retirement benefit expense (1)

_____________________

(1) There is no income tax benefit associated with the quarters and nine months ended September 29, 2019, or September 30, 2018, due to the recognition of a valuation allowance.

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the nine months ended September 29, 2019:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 30, 2018	331,600	$9.56
Granted	285,771	$5.58
Vested	(170,072)	$9.62
Forfeited	(31,608)	$6.96
Nonvested — September 29, 2019	415,691	$7.00

The total fair value of the RSUs that vested during the nine months ended September 29, 2019, was $1.0 million.

The following table summarizes the stock appreciation rights (“SARs”) activity during the nine months ended September 29, 2019:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 30, 2018	113,300	$32.13	$—
Expired	(7,450)	$33.62
Outstanding September 29, 2019	105,850	$32.02	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of September 29, 2019, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$254	$758	$1,220	$1,819

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

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(shares in thousands)	2019	2018	2019	2018
Anti-dilutive common stock equivalents	478	127	471	199

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to future financial performance and operations, trends in advertising, uses of cash, including offers for or repurchases of our debt, the refinancing of our debt and our pension plan obligations. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. These risks and uncertainties include, but are not limited to:

•	significant competition in the market for news and advertising;
•	general economic and business conditions;
•

uncertainty regarding our ability to continue as a going concern could have an adverse impact on our relationships with customers, vendors, suppliers, landlords, employees, and others, which in turn could materially adversely affect our business, results of operations and financial condition;

•	our ability to restructure and/or repay our existing indebtedness and meet our other obligations;
•	our ability to satisfy required contributions or restructure obligations to our qualified defined benefit pension plan in the next several years;
•	our ability to continue to comply with our debt covenants;
•	our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives;
•	our ability to remain listed on the NYSE American;
•	changes in technology, services and standards, and changes in consumer behavior;
•	ability to grow and manage our digital businesses;
•	our ability to successfully execute cost-control measures, including selling excess assets;
•	any changes to our business and operations that may result in goodwill and masthead impairment charges;
•	any harm to our reputation, business and results of operations resulting from data security breaches and other threats and disruptions;
•	financial risk arising from our consolidated debt;
•	restrictions to our business due to covenants in our bond indenture and revolving credit agreement;
•	fluctuating price of newsprint or disruptions in newsprint supply chain;
•	any labor unrest;
•	unsuccessful returns from our venture investments;
•	accelerated decline in print circulation volume;
•	our reliance on third party vendors;
•	developments in the laws and regulations to which we are subject resulting in increased costs and lower advertising revenues; and
•	adverse results from litigation or governmental investigations.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the nine months ended September 29, 2019, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2018 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 8, 2019. All period references are to our fiscal periods unless otherwise indicated.

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

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Revenues:
Advertising	45.8%	49.8%	47.0%	50.8%
Audience	46.8%	44.0%	45.9%	42.9%
Other	7.4%	6.2%	7.1%	6.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

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

See “Results of Operations” below for a discussion of our revenue and expense performance for the quarter and nine months ended September 29, 2019,  and September 30, 2018.

Recent Developments

Non-Cash Impairment Charges

During the quarter ended September 29, 2019, we performed an interim testing of impairment of goodwill and intangible newspaper mastheads due to the continuing challenging business conditions and changes in our assessment of profitability in future years. As a result, during the quarter ended September 29, 2019, we recorded impairment charges to goodwill and intangible newspaper mastheads of $258.1 million and $37.2 million, respectively. See Notes 2 and 5 for further discussion.

Asset sales and leasebacks

In September 2019, we recognized a gain of $0.5 million related to the sale of land and a building in Belleville, Illinois. In October 2019, we sold land and a building in Kennewick, Washington related to our operations of the Tri-City Herald. We will recognize a gain of approximately $0.6 million on that transaction during the fourth quarter of 2019.

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

In June 2019, in accordance with our 2026 Notes Indenture, we redeemed $32.0 million aggregate principal amount of our 2026 Notes from the net proceeds of the Kansas City and Miami asset dispositions, as discussed above. As a result of the $36.6 million principal amounts redeemed in these transactions, we recorded a loss on extinguishment of debt of $2.0 million in the quarter and nine months ended September 29, 2019.

During the fourth quarter of 2019, in accordance with our 2026 Notes Indenture, we will redeem approximately $5.2 million aggregate principal amount of our 2026 Notes from the net proceeds of the Belleville and Tri-City asset dispositions, as discussed above. As of September 29, 2019, the net proceeds of the Belleville transaction of $1.5 million are classified as current portion of long-term debt.

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

Lump sum pension and termination payments made under the ERIP totaled approximately $35.1 million, decreasing both the benefit obligation and the fair value of plan assets. Due to the significance of this program, we remeasured the retirement plan assets and benefit obligations as of March 22, 2019, resulting in a net reduction to the pension liability of approximately $13.1 million, the recognition of a one-time non-cash charge of $6.8 million for the special termination benefits and an increase in our total 2019 benefit pension costs by approximately $1.5 million. See Note 7 for additional information.

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarters and nine months ended September 29, 2019, and September 30, 2018.

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income (loss)	$(304,703)	$7,038	$(364,190)	$(52,268)

Net income (loss) per diluted common share	$(38.43)	$0.90	$(46.08)	$(6.74)

The increase in the net loss in the quarter and nine months ended September 29, 2019,  compared to the same periods in 2018, was primarily due to goodwill and other asset write-downs of $296.0 million in 2019 compared to $14.2 million in 2018. In addition, we recognized a $36.3 million and $30.9 million gain on the extinguishment of debt during the quarter and nine months ended September 30, 2018, respectively, compared to a $2.0 million loss on extinguishment of debt in the nine months ended September 29, 2019. The first nine months of 2019 include a non-cash charge of $6.8 million related to the ERIP (see Note 7) and a non-cash deferred tax valuation allowance charge of $14.0 million. In addition, while advertising revenues were lower during the quarter and nine months ended September 29, 2019, compared to the same periods in 2018, the lower revenues were largely offset by lower operating expenses, excluding goodwill and other asset write-downs.

Revenues

During the quarter and nine months ended September 29, 2019,  total revenues decreased 12.4% and 11.4%, respectively, compared to the same periods in 2018, primarily due to the continued decline in demand for advertising. The decline in print advertising was primarily a result of large retail advertisers continuing to reduce preprinted inserts and in-newspaper ROP advertising in favor of digital products. We expect this trend to continue for the foreseeable future. In addition, we experienced lower page views in the first nine months of 2019 compared to the same period in 2018 resulting in a decline in digital advertising revenues, primarily impacting programmatic revenues in the national advertising category, as discussed below.

The following table summarizes our revenues by category:

	Quarters Ended				Nine Months Ended
	September 29,	September 30,	$	%	September 29,	September 30,	$	%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Advertising
Digital-only	$29,903	$36,346	$(6,443)	(17.7)	$95,586	$112,013	$(16,427)	(14.7)
Digital bundled with print	6,010	6,342	(332)	(5.2)	18,630	20,117	(1,487)	(7.4)
Total digital	35,913	42,688	(6,775)	(15.9)	114,216	132,130	(17,914)	(13.6)
Print	27,821	35,001	(7,180)	(20.5)	91,473	113,556	(22,083)	(19.4)
Direct marketing and other	13,020	17,413	(4,393)	(25.2)	41,715	56,256	(14,541)	(25.8)
Total advertising	76,754	95,102	(18,348)	(19.3)	247,404	301,942	(54,538)	(18.1)
Total audience	78,333	84,040	(5,707)	(6.8)	241,737	255,143	(13,406)	(5.3)
Other revenues	12,351	11,923	428	3.6	37,283	37,186	97	0.3
Total revenues	$167,438	$191,065	$(23,627)	(12.4)	$526,424	$594,271	$(67,847)	(11.4)

Supplemental advertising detail:
Retail	$34,258	$42,663	$(8,405)	(19.7)	$113,751	$134,477	$(20,726)	(15.4)
National	7,555	10,335	(2,780)	(26.9)	23,401	31,789	(8,388)	(26.4)
Classified	21,921	24,691	(2,770)	(11.2)	68,537	79,420	(10,883)	(13.7)
Direct marketing and other	13,020	17,413	(4,393)	(25.2)	41,715	56,256	(14,541)	(25.8)
Total advertising	$76,754	$95,102	$(18,348)	(19.3)	$247,404	$301,942	$(54,538)	(18.1)

Advertising Revenues

Total advertising revenues decreased 19.3% and 18.1% during the quarter and nine months ended September 29, 2019,  respectively, compared to the same periods in 2018.  We experienced declines in all of our advertising revenue categories, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Advertising:
Total digital	46.8%	44.9%	46.2%	43.8%
Print	36.2%	36.8%	37.0%	37.6%
Direct marketing and other	17.0%	18.3%	16.8%	18.6%
Total advertising	100.0%	100.0%	100.0%	100.0%

Digital:

Total digital advertising revenues decreased 15.9% and 13.6% during the quarter and nine months ended September 29, 2019,  respectively, compared to the same periods in 2018. Digital advertising constituted 46.8% and 46.2% of total advertising revenues in the quarter and nine months ended September 29, 2019,  respectively, compared to 44.9% and 43.8%  for the same periods in 2018. Total digital advertising includes digital-only advertising and digital advertising bundled with print.

Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy. Digital-only advertising revenues decreased 17.7%  and 14.7% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, largely due to lower page views. As expected, the decline in digital-only advertising continued due to lower audience traffic compared to the third quarter of 2018, largely the result of a strategic tightening of website paywalls that accelerated paid digital subscriptions and a change in algorithms by a large platform company in the last half of 2018 that impacted us and the rest of the industry. In addition, we restructured our advertising function during the second quarter of 2019, which temporarily impacted sales in the second quarter, and to a lesser extent, the third quarter of 2019.

Digital advertising revenues bundled with print products declined 5.2% and 7.4% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018 as a result of fewer print advertising sales and a decline in digital sales.

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

Print:

Print advertising decreased 20.5% and 19.4% in the quarter and nine months ended September 29, 2019, respectively, compared to the same periods in 2018.

In the third quarter of 2019, the decreases in print advertising revenues were primarily due to decreases of 20.2% in retail ROP advertising revenues,  20.8% in preprint advertising revenues, and 19.5% in classified advertising, compared to the same period in 2018. In the first nine months of 2019, the decrease in print advertising revenues was primarily due to decreases of 17.9% in retail ROP advertising revenues,  20.7% in preprint advertising revenues, and 20.0% in classified advertising, compared to the same period in 2018.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 25.2% and 25.8%  during the quarter and nine months ended September 29, 2019,  respectively, compared to the same periods in 2018. The decrease was largely due to declines in insert advertising in our total market coverage (“TMC”) products by large retail customers and from eliminating certain unprofitable TMC programs or niche and direct marketing products.

Audience Revenues

Total audience revenues decreased 6.8% and 5.3%  during the quarter and nine months ended September 29, 2019,  respectively, compared to the same periods in 2018.  Total audience revenues represented 46.8% and 45.9% of the total revenues during the quarter and first nine months of 2019, respectively, compared to 44.0% and 42.9% in the same periods of 2018.

Overall, digital audience revenues increased 13.4%  and 10.3% in the quarter and nine months ended September 29, 2019, respectively, compared to the same periods in 2018. Digital-only audience revenues increased 44.5%  and 50.4% in the quarter and nine months ended September 29, 2019, respectively, compared to the same periods in 2018. The increase in digital-only audience revenues during 2019 was a result of a 45.4% increase in our digital-only subscribers to 199,200 as of the end of the third quarter of 2019 compared to 137,000 as of the end of the third quarter in 2018.

Print audience revenues decreased 15.5% and 11.8% in the quarter and nine months ended September 29, 2019, respectively, compared to the same periods in 2018, primarily due to lower print circulation volumes that were partially offset by pricing adjustments. We have a dynamic pricing model for our traditional subscriptions for which pricing is constantly being adjusted. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by our industry as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we also increased our subscription-related marketing and promotion efforts.

Operating Expenses

Total operating expenses increased 115.4% and 32.3% in the quarter and nine months ended September 29, 2019,  respectively, compared to the same periods in 2018,  primarily due to increases in goodwill and other asset write-offs. This was partially offset by decreases in compensation and amortization expenses, as discussed below. Our total operating expenses, excluding goodwill and other asset write-offs, decreased 19.7% and 13.8% respectively, and reflects  our continued effort to reduce costs through streamlining processes to gain efficiencies.

The following table summarizes operating expenses:

	Quarters Ended				Nine Months Ended
	September 29,	September 30,	$	%	September 29,	September 30,	$	%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Compensation expenses	$57,828	$73,501	$(15,673)	(21.3)	$188,719	$230,650	$(41,931)	(18.2)
Newsprint, supplements and printing expenses	11,147	12,913	(1,766)	(13.7)	34,072	40,333	(6,261)	(15.5)
Depreciation and amortization expenses	5,575	19,041	(13,466)	(70.7)	40,504	57,496	(16,992)	(29.6)
Other operating expenses	82,905	90,527	(7,622)	(8.4)	254,196	271,993	(17,797)	(6.5)
Goodwill and other asset write-downs	295,270	14,148	281,122	nm	296,009	14,207	281,802	nm
	$452,725	$210,130	$242,595	115.4	$813,500	$614,679	$198,821	32.3

_____________________

nm – not meaningful

Compensation expenses, which included both payroll and fringe benefit costs, decreased 21.3% and 18.2% in the quarter and nine months ended September 29, 2019,  respectively, compared to the same periods in 2018.  Payroll expenses declined 20.7% and 18.3% during the quarter and nine months ended September 29, 2019, respectively, compared to the same periods in 2018, primarily due to the reduction in headcount. Average full-time equivalent employees declined 19.4% and 20.2%  in the quarter and nine months ended September 29, 2019, respectively, compared to the same periods in 2018, partially reflecting the ERIP we discussed above in Recent Developments.  Fringe benefit costs decreased 24.6% and 17.7%  in the quarter and nine months ended September 29, 2019, respectively, compared to the same periods in 2018, which is consistent with the decreases in payroll expenses.

Newsprint, supplements and printing expenses decreased 13.7% and 15.5% in the quarter and nine months ended September 29, 2019, respectively, compared to the same periods in 2018.  Newsprint expense declined 26.8% and 18.7% during the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The newsprint expense decline reflects a decrease in newsprint tonnage used of 21.8% and 21.0%, in the third quarter and first nine months of 2019, respectively. Newsprint prices decreased 6.4% and increased 3.0% during the quarter and first nine months of 2019, respectively, compared to the same periods in 2018. During these same periods, printing expenses, which are primarily costs associated with outsourced printing to third-parties, decreased 11.8% and 14.7%, respectively.

Depreciation and amortization expenses decreased 70.7% and 29.6% in the quarter and nine months ended September 29, 2019, respectively, compared to the same periods in 2018. Depreciation expense decreased $1.8 million and  $5.0 million in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, as a result of assets becoming fully depreciated in previous periods. Amortization expense decreased 97.7% and 33.4% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. A majority of the intangible assets subject to amortization became fully amortized in the second quarter of 2019 and therefore amortization expense during the remainder of 2019 and in future years will be significantly lower. See Note 5.

Other operating expenses decreased 8.4% and 6.5% in the quarter and nine months ended September 29, 2019, respectively, compared to the same periods in 2018. The decrease was primarily a result of cost savings initiatives and other efforts to reduce operational costs, as well as the timing of gains  on the sale of property and equipment.  During the third quarter of 2019 compared to the same period in 2018, we had decreases in various categories, such as postage,  travel, outsourcing costs,  circulation delivery costs and other miscellaneous expenses. These decreases in expense were partially offset by an increase in computer expenses and other professional services. During the first nine months of 2019, compared to the same period in 2018, we had decreases in various categories, such as bad debt, postage, travel, outsourcing costs, circulation delivery costs and other miscellaneous expenses. These decreases were partially offset by an increase in third-party related fees for interactive services, other professional services and the change in gain on sale of property and equipment. The first quarter of 2018 included a $3.1 million gain on the disposal of property and equipment, which reduced operating expenses in 2018, with a similar transaction for $2.3 million in the second quarter of 2019.

Goodwill and other asset write-downs include charges of $295.3 million and $296.0 million in the third quarter and first nine months of 2019, respectively, compared to $14.1 million and $14.2 million in the same periods in 2018, respectively. These write-downs in the third quarter of 2019 are due to impairment charges to goodwill of $258.1 million and intangible newspaper mastheads of $37.2 million. The write-downs in the third quarter of 2018 are due to impairment charges related to intangible newspaper mastheads. During the first nine months of 2019 and 2018, goodwill and other asset write-downs also includes impairment charges recognized upon classifying certain land and buildings as assets held for sale during the applicable periods.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 15.5% and 0.8%  in the quarter and nine months ended September 29, 2019,  respectively, compared to the same periods in 2018.  In the third quarter and first nine months of 2019, interest expense related to debt balances decreased $3.6 million and increased $0.2 million, respectively, compared to the same periods in 2018. The decrease in the third quarter of 2019 is primarily related to lower overall debt balances resulting from redemptions made in the first half of 2019.

Gains Related to Investments in Unconsolidated Companies:

As described more fully in Note 2, during the quarter and nine months ended September 30, 2018, we recorded $1.7 million gain on the sale of our investment in CareerBuilder. We had no such related transactions during the quarter and nine months ended September 29, 2019.

Extinguishment of Debt:

In the quarter and nine months ended September 29, 2019,  we redeemed $36.6 million of our 2026 Notes and recorded a loss on extinguishment of debt of $2.0 million. During the first quarter of 2019, our exchange of $75.0 million of the 2029 Debentures to additional 2031 Notes did not result in a gain or loss on extinguishment of debt. See Note 6 for further discussion.

During the quarter and nine months ended September 30, 2018, we recorded a net gain on the extinguishment of debt of $36.3 million and $30.9 million, respectively, as a result of the following transactions. During the quarter and nine months ended September 30, 2018, we redeemed $344.1 million of our 2022 Notes and we executed a non-cash exchange of most of our Debentures for new Tranche A and Tranche B Junior Term Loans. Also, during the first nine months of 2018, we redeemed or repurchased $95.5 million of our 2022 Notes. As a result of these transactions, we recorded any applicable premiums that were paid, wrote off unamortized discounts and debt issuance costs, and recorded a fair market value adjustment on the exchange. See Note 6 for further discussion.

Income Taxes:

In the quarter and nine months ended September 29, 2019, we recorded an income tax benefit of $4.5 million and $5.0 million, respectively.  As discussed more fully in Note 2 under Income Taxes, during the third quarter and first nine months of 2019, we recorded charges of $4.8 million and $14.0 million, respectively, related to the current period impact of the valuation allowance on deferred tax assets. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes,  certain permanently non-deductible expenses and the impact of non-tax deductible charges related to intangibles and goodwill.

Liquidity and Capital Resources

We face significant liquidity constraints. We are, with the assistance of our Advisors, exploring various alternatives described herein. We believe we have taken and are continuing to take prudent actions to address the substantial doubt regarding our ability to continue as a going concern, however, there is no assurance that such alternatives will be available on terms acceptable to us, or at all, or that our plans will fully mitigate the liquidity challenges we face because some matters are not within our control. If we are unable to obtain pension relief and/or a restructuring of our outstanding debt obligations, we may need to seek protection under Chapter 11 of the U.S. Bankruptcy Code to protect stakeholder value.

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $11.4 million as of September 29, 2019, compared to $4.5 million and $21.9 million as of September 30, 2018, and December 30, 2018, respectively.

For the foreseeable future, we expect that most of our cash and cash equivalents, and our cash generated from operations, will be used to (i) repay debt, (ii) pay taxes, (iii) fund our capital expenditures, (iv) invest in new revenue initiatives,  digital investments and enterprise-wide operating systems, (v) make required contributions to the Pension Plan,  and (vi) for other corporate uses as determined by management and our Board of Directors. As of September 29, 2019, we had approximately $708.5 million in total aggregate principal amount of debt outstanding, consisting of $268.1 million of our 2026 Notes,  $14.9 million of our Debentures, $157.1 million of our Junior Term Loan and $268.4 million of our 2031 Notes.  As of September 29, 2019, we were not permitted to incur additional pari passu obligations under the limitation on indebtedness incurrence test as defined in the 2026 Notes Indenture.

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

Restructuring Plan for Outstanding Debt

We are engaged in discussions with our largest debt holder and the PBGC regarding the recapitalization of our balance sheet and outstanding debt obligations, including obligations under our Pension Plan, and the formulation of a restructuring plan that would provide a more permanent, rather than temporary, solution. No agreement has been reached with respect to the above discussions and discussions remain ongoing. We will continue to work collaboratively with our constituents to achieve the goals of our business plan and balance the interests of a wide range of stakeholders. However, there can be no assurance that the ongoing discussions with the PBGC and our debt holder will result in any out-of-court restructuring transaction, that we will obtain any required stakeholder consent to consummate a restructuring transaction, or that the restructuring transaction will occur on a timely basis or at all.

Pension Plan Matters

We made no cash contributions to the Pension Plan during the first nine months of 2019 or all of 2018. In October 2019, we made a required pension contribution under ERISA of $3.1 million, and we expect to have material contributions in the future. Minimum required contributions for fiscal year 2020 are estimated to be approximately $124.2 million, which would be paid in quarterly installments beginning in January 2020 with the bulk of those payments due in September 2020 or afterwards.

As discussed in Note 1, to address our liquidity needs, in June 2019 we filed an application for a waiver of the minimum required contributions under the Pension Plan for the 2019, 2020 and 2021 plan years with the IRS. In early November 2019, the IRS declined to grant us our three-year waiver request.

In addition, we continue to explore other means of pension relief, including working with congressional offices in search of legislative relief that would mitigate the burden of the minimum required contributions. We have also consulted with the PBGC to discuss measures allowed under existing regulations to provide a more permanent solution, such as a distress termination of the Pension Plan. A distress termination would allow us to continue to operate and relieve the current liquidity pressures of the minimum required contributions under ERISA. Should these efforts fail, we will evaluate further measures where appropriate and available.

The following table summarizes our cash flows:

	Nine Months Ended
	September 29,	September 30,
(in thousands)	2019	2018
Cash flows provided by (used in)
Operating activities	$(6,547)	$7,878
Investing activities	2,334	(2,210)
Financing activities	(8,274)	(100,593)
Decrease in cash, cash equivalents and restricted cash	$(12,487)	$(94,925)

Operating Activities:

We used  $6.5 million of cash from operating activities in the nine months ended September 29, 2019, compared to generating $7.9 million in the nine months ended September 30, 2018. The decrease in operating cash flows reflects a $8.5 million change in our accounts payable balances and a $17.9 million change in our accrued interest balances in the first nine months of 2019 compared to the same period in 2018.  This was partially offset by the timing of income tax payments in 2019 compared to 2018. In the first nine months of 2019, we had net income tax payments of $7.3 million compared to net income tax payments of $12.9 million during the same period in 2018. The remaining changes in operating activities relate to miscellaneous timing differences in various payments and receipts.

Investing Activities:

We generated $2.3 million of cash from investing activities in the nine months ended September 29, 2019. We received proceeds from the sale of property, plant and equipment (“PP&E”) of $5.1 million.  These amounts were offset by the purchase of PP&E for $1.9 million and contributions to equity investments of $0.8 million. We expect total capital expenditures for the full year of 2019 to be approximately $4.0 million.

We used $2.2 million of cash from investing activities in the nine months ended September 30, 2018. We received proceeds from the sale of PP&E of $4.1 million and from the sale of an investment of $5.3 million. These amounts were offset by the purchase of PP&E for $9.3 million and contributions to equity investments of $2.3 million.

Financing Activities:

We used $8.3 million of cash for financing activities in the nine months ended September 29, 2019.  Through  September 29, 2019, we redeemed $36.6 million principal amount of our 2026 Notes at par.  See Note 6 for further discussion. These redemptions were partially offset by the $29.7 million increase in our financial obligations as a result of the sale and leaseback of one of our real properties, as described in Recent Developments previously.

We used $100.6 million of cash for financing activities in the nine months ended September 30, 2018. During the first nine months of 2018, we repurchased or redeemed $439.6 million principal amount of our 2022 Notes for $459.5 million in cash and incurred financing costs of $17.4 million related to the refinancing of our debt. Those amounts were offset by cash proceeds of $361.4 million for the issuance of $310.0 million principal amount of the 2026 Notes and $75.0 million principal amount of the Junior Term Loans. We also had an increase of $15.7 million in our financing obligations as a result of the sale and leaseback of one of our real properties.

Off-Balance-Sheet Arrangements

As of September 29, 2019, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2018 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits and income taxes. There have been no material changes to our critical accounting policies described in our 2018 Annual Report on Form 10-K, other than the adoption of Topic 842 (see Note 2 under the “Recently Adopted Accounting Pronouncements” subheader).

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 29, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 9 included as part of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 6. EXHIBITS

Exhibit
Number		Description
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32	**	Certification of the Chief Executive Officer and the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*Compensation plans or arrangements for the Company’s executive officers and directors

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

November 13, 2019	/s/Craig I. Forman
Date	Craig I. Forman Chief Executive Officer

November 13, 2019	/s/R. Elaine Lintecum
Date	R. Elaine Lintecum Chief Financial Officer