Form 10-K
period 2019-12-29
MCCLATCHY CO
filed 2020-03-30
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 29, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 1‑9824

The McClatchy Company

(Exact name of registrant as specified in its charter)

Delaware	52‑2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2100 Q Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

916‑321‑1844
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	MNI(1)	NYSE American LLC(1)

Securities registered pursuant to Section 12 (g) of the Act: None(1)

(1)

On February 21, 2020, the NYSE American filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist the Class A Common Stock of The McClatchy Company. The delisting became effective 10 days after the Form 25 was filed. The deregistration of the Class A Common Stock under section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25. Following deregistration of the Class A Common Stock under Section 12(b) of the Securities Exchange Act of 1934, the Class A Common Stock shall remain registered under Section 12(g) of the Securities Exchange Act of 1934. Beginning on February 16, 2020, the Class A Common Stock was quoted on the OTC Pink Market under the symbol “MNIQQ.”

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  ☐ Yes ☒ No

Based on the closing price of the registrant’s Class A Common Stock on the NYSE American LLC on June 30, 2019, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the voting and non‑voting common equity held by non‑affiliates was approximately $17.1 million. For purposes of the foregoing calculation only, as required by Form 10‑K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding as of March 25, 2020:

Class A Common Stock	5,506,185	Class B Common Stock	2,428,191

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A or an amendment to Form 10-K within 120 days after our fiscal year end of December 29, 2019. Portions of such definitive proxy statement or an amendment to Form 10-K are incorporated by reference in Part III of this Annual Report on Form 10‑K.

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

These risks and uncertainties include, but are not limited to:

•	the effects of the Bankruptcy Court rulings in the Chapter 11 Cases (as defined below) and the outcome of the proceedings in general;
•	the length of time the Company will operate while in the Chapter 11 Cases;
•	our restructuring efforts rely on coming to terms with multiple parties who may have conflicting interests;
•

the potential adverse effects of Chapter 11 Cases on the Company’s liquidity or results of operations or its ability to pursue its business strategies, maintain business and operational relationships and retain key executives;

•

our ability to complete definitive documentation in connection with any Chapter 11 satisfactory to the Company and our stakeholders, and our ability to obtain requisite support for our proposed restructuring plan from various stakeholders and confirm and consummate that plan in accordance with its terms;

•	the sufficiency of the DIP Facility (as defined below) to allow the Company to operate as usual and fulfill ongoing commitments to stakeholders;
•

our ability to successfully emerge from Chapter 11, which will be contingent upon numerous factors, including obtaining the Bankruptcy Court’s approval of our proposed Chapter 11 plan of reorganization and our ability to obtain a new credit facility, or “exit financing” upon our emergence from Chapter 11;

•	increased levels of employee attrition during the Chapter 11 Cases;
•	our reliance on third party vendors and the impact of the Chapter 11 filing on such relationships;
•	our ability to continue as a going concern;
•	the continued trading of our securities on the OTC Pink Market;
•	significant competition in the market for news and advertising;
•	general economic and business conditions;
•

any business, workforce and sales disruption, including from third parties on whom we are dependent, or difficulties securing financing resulting from natural disasters and public health emergencies, such as the coronavirus;

•	changes in technology, services and standards, and changes in consumer behavior;
•	ability to grow and manage our digital businesses;
•	our ability to successfully execute cost-control measures, including selling excess assets;
•	any changes to our business and operations that may result in goodwill and masthead impairment charges;
•	any harm to our reputation, business and results of operations resulting from data security breaches and other threats and disruptions;
•	fluctuating price of newsprint or disruptions in newsprint supply chain;
•	any labor unrest;
•	accelerated decline in print circulation volume;
•	developments in the laws and regulations to which we are subject resulting in increased costs and lower revenues; and
•	adverse results from litigation or governmental investigations.

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

ITEM 1.  BUSINESS

Overview

The McClatchy Company (the “Company,” “McClatchy,” “we,” “us” or “our”) provides strong, independent local journalism to 30 communities with operations in 14 states, as well as selected national news coverage through our Washington, D.C. bureau. We also provide a full suite of digital marketing services, both through our local sales teams based in the communities we serve, as well as through excelerate®, our national digital marketing agency. We consider our journalism to be in the public interest and strive to be essential to our audiences and advertisers through a wide array of storytelling formats. We are a publisher of well-respected brands such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the Fort Worth Star-Telegram. Incorporated in Delaware in 1997, we are headquartered in Sacramento, California.  During fiscal years 2019 and 2018, our Class A Common Stock was traded on the NYSE American LLC (“NYSE American”) under the symbol MNI. As of February 14, 2020, our Class A Common Stock is traded “over-the-counter” on the OTC Pink Market under the symbol MNIQQ.

Chapter 11 Proceedings

On February 13, 2020, McClatchy and each of our 53 wholly owned subsidiaries filed voluntary petitions for reorganization (“Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”).  The Chapter 11 Cases are being jointly administered under the caption In re: The McClatchy Company, et al., Case No. 20-10418.

We and our 30 local media companies will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first-day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to obtain debtor-in-possession financing, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for all goods and services going forward.

We will continue to pursue approval of a proposed restructuring plan with our secured lenders, bondholders, and the Pension Benefit Guaranty Corporation (“PBGC”).

We have obtained new $50.0 million debtor-in-possession financing under a credit agreement (“DIP Credit Agreement”) from Encina Business Credit, LLC, (“Encina”) which, coupled with our normal operating cash flows, is providing liquidity for McClatchy and all of our local news outlets to operate as usual and fulfill ongoing commitments to stakeholders. We are unable to predict when we will emerge from this Chapter 11 process.

For more information about the Chapter 11 Cases see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Item 8, Note 2 of the Consolidated Financial Statements.

Going Concern

We have concluded that our financial condition and projected operating results, the minimum required contribution amounts on our defined benefit pension plan (“Pension Plan”) (as described below), the defaults under our debt agreements subsequent to December 29, 2019, and the risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt as to our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As of December 29, 2019, we faced liquidity challenges relating to the minimum required contributions in fiscal year 2020 to our Pension Plan. These required contributions were estimated to be approximately $124.2 million, which would be paid in installments beginning in January 2020 with the majority of those payments due on or subsequent to September 15, 2020. In January 2020, we entered into a Standstill Agreement with the PBGC, pursuant to which the PBGC agreed not to exercise the remedies available to it as a result of our not making the scheduled qualified pension contribution of $4.0 million due in January 2020. The payment obligations to the PBGC were further stayed when we filed for reorganization under Chapter 11 in February 2020.

Delisting of our Common Stock from the NYSE American

Our Class A Common Stock was previously listed on the NYSE American under the symbol MNI. On February 13, 2020, the NYSE American suspended the trading of our Class A Common Stock upon our filing the Chapter 11 petitions, and our Class A Common Stock has been quoted “over-the-counter” on the OTC Pink Market, operated by OTC Markets Group, under the symbol MNIQQ. On February 21, 2020, the NYSE American filed a Form 25 with the SEC to delist our Class A Common Stock from the NYSE American. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will become effective 90 days after the filing date of the Form 25.

Business Operations

The cornerstone of our business is providing content, either editorial or through advertising that will inform, educate, entertain and enhance the everyday lives of people with ties to the communities in which we operate. Our media companies and our digital media agency,  excelerate®, distribute content, including video products, through our owned and operated websites and mobile applications, third-party search and advertising exchanges, social media platforms, electronic editions of our daily newspapers (“e-editions”) as well as our printed daily newspapers. We also print selected niche publications and community newspapers,  and offer other print and digital direct marketing services. Our media companies range from large daily newspapers and news websites serving metropolitan areas to non‑daily newspapers with news websites and online platforms serving small communities. We had 55.7 million average monthly unique visitors to our online platforms and 3.4 billion page views of our digital products for the full year ended December 29, 2019. Our local websites, e-editions and mobile applications in each of our markets provide us fully developed but rapidly evolving channels to extend our journalism and advertising products to our audience in each market. In 2019, we continued to expand our full-service digital agency, excelerate®, which provides digital marketing tools designed to customize digital marketing plans for our customers. For the year ended December 29, 2019, we had an average aggregate paid daily circulation of 1.1 million and Sunday circulation of 1.5 million.

Our business is roughly divided between those media companies operating west of the Mississippi River and those that are east of it. For the year ended December 29, 2019, no single media company represented more than 11.5% of our total revenues.

Our fiscal year ends on the last Sunday in December of each calendar year. The fiscal years ended December 29, 2019, and December 30, 2018, consisted of 52-week periods.

Strategy

Our mission is to deliver strong, independent journalism and information. To accomplish this goal, we are committed to a three‑pronged strategy to grow our businesses and total revenues as a leading local media company:

•

First, to maintain our position as a leading local media company in each of our markets by providing independent journalism and advertising information essential to our communities on digital platforms and in our printed newspapers; and to grow these audiences for the benefit of our advertisers and our communities; and

•

Second, to improve digital advertising and audience revenues as we transition to a digitally focused, digitally driven media company. This strategy includes being a leader of local digital businesses in each of our markets, growing our digital subscriptions and digital audiences in general by providing compelling websites, e-editions of the printed newspaper, mobile applications, e‑mail products, mobile services, video products and other electronic media; and

•

Third, to extend these franchises by supplementing the reach of the digital and printed newspaper and other digital businesses with direct marketing, niche publications and events and direct mail products so advertisers can capture both mass and targeted audiences with one‑stop shopping.

To assist with these strategies, we continually improve existing digital products and develop new ones, reengineer our operations to reduce legacy costs and strengthen areas driving performance in news, audience, advertising and digital growth. As a result of our efforts, we saw a 41.4% growth in digital-only subscriptions and an 47.5%  growth in digital-only audience revenues in 2019. We continued our focus to drive operating expenses down.

Business Initiatives

Our local media companies continue to undergo tremendous structural and cyclical change. To strengthen our position as a leading local media company in the markets we serve and implement our strategies, we are focused on the following five major business initiatives:

Broadening Total Revenues

Revenue initiatives over the last several years have included aligning ourselves for digital growth by revamping and centralizing certain departments and focusing on digital marketing; digital audience growth through new audiences and digital subscribers; organizing our technology groups to help us better serve our customers; and developing innovation teams that help us implement additional customer-focused approaches to running our businesses. In 2019, we continued to expand our full-service digital agency, excelerate®, which provides customized digital marketing plans for our customers.

Our strategy has been to focus on growing revenue sources that include digital and direct marketing advertising, audience and other non-traditional revenues. Management expects newspaper print advertising to continue to be a smaller share of total revenues in the future, but that audience revenues will reflect a more stable source of revenues. In fact, in 2019 audience revenues were nearly equal to advertising revenues and exceeded advertising revenues in some periods during the year. We continue to look for opportunities to expand our advertiser base, including advertisers outside of our markets using our excelerate® agency services.

Advertising revenues were 47.5% and 51.6% of total revenues in 2019 and 2018, respectively. Our sales force is responsible for delivering to advertisers a broad array of advertising products, including digital marketing solutions and print and direct marketing solutions. Our advertisers range from large national retail chains to regional automobile dealerships and grocers to small local businesses and even individuals.

Video revenues were $9.1 million in 2019, compared to $9.5 million in 2018. During 2019, more than 513 million video views were recorded across our digital platforms, including those on social media platforms and distribution partners, up 4.0% from 493 million video views in 2018.

Increasingly, our emphasis has been on growing the breadth of products offered to advertisers, particularly our digital marketing products, while expanding our relationships with current advertisers and growing new accounts. For 2019, total digital and direct marketing advertising revenues combined represented 63.6% of total advertising revenues compared to 62.6% in 2018. Our digital products are discussed in more detail below.

Audience revenues were 45.4% and 42.1% of consolidated total revenues in 2019 and 2018, respectively. Audience revenues have been a more stable revenue source than advertising as we have leveraged technology to increase the number of digital products we offer and better understand our digital audience. As a result, digital-only audience revenues grew 47.5% in 2019, while the number of digital subscribers grew by 63,700 as of December 29, 2019, up 41.0% from the end of 2018. See Broadening Our Audience in Our Local Markets below for a greater description of our efforts in digital audience growth.

Expanding Our Digital Business

In 2019, 37.5%  of total revenues came from digital products compared to 35.2% in 2018. Digital-only advertising revenues declined 16.1%, to $127.3 million in 2019 from $151.7 million in 2018, as we and the rest of the industry faced the headwinds of competing with large platform companies in the digital advertising arena.

Our media companies’ websites and mobile applications, e‑mail products, video and mobile services and other electronic media enable us to engage our readers with real‑time news and information that matters to them. As discussed below in Maintaining Our Commitment to Public Service Journalism, our storytelling capability is contributing to our growth in digital subscribers. During 2019, our websites attracted an average of approximately 55.7 million unique visitors per month. Although this figure is down 16.1% compared to 2018, this decline reflects our focus on enforcing stricter pay walls in 2019, which resulted in strong growth in digital subscriptions,  as discussed above and changes made by platform companies that previously linked to our websites. We had 3.4 billion page views of our digital products for the full year of 2019 compared to 3.9 billion page views in 2018.

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

In 2019, we continued to expand our advertising efforts on third-party advertising exchanges. Our real-time, programmatic revenues from the buying and selling of digital advertising inventory – often targeting very specific audiences at very specific times – grew 27.0% in 2019 compared to 2018.  Our growth continues to be strengthened by our participation in the Local Media Consortium (“LMC”) and its more than 89 member companies representing more than 3,000 daily newspapers, broadcast and online-only local media outlets. The LMC mission is to provide economic benefit to its members by negotiating partnerships that deliver cost savings or new revenue opportunities. In addition, the LMC offers a private advertising exchange of high-quality advertising inventory from member publishers providing advertisers with access to more than 19 billion advertising impressions monthly.

More than 513 million video views were recorded across our digital platforms, including those on social media platforms and distribution partners, up 4.0% from 493 million video views in 2018.

All of our markets offer audience subscription packages for digital content. The packages include a combined digital and print subscription or a digital‑only subscription. Digital‑only subscriptions grew 41.0%  to 219,200 subscribers in 2019 from 155,500 subscribers in 2018. When coupled with combination print/digital subscriptions, for which customers have activated their digital products, total paid digital customer relationships were approximately 535,300 at the end of 2019, up 21.4% from a year earlier.

In early 2019, we conducted a trial in four of our smaller markets by providing our Saturday newspaper in digital format only,  which was primarily accessed via our e-edition by combination print/digital subscribers. In addition to expanded digital content, readers enjoy additional print content added to the Friday and Sunday printed newspapers. We saw digital engagement increase in each of these markets and the change has been well-accepted by almost all subscribers and advertisers. As a result, in the fourth quarter of 2019 we launched another nine markets, and we are seeing wide acceptance of digital Saturdays among our subscribers in the markets. We launched digital Saturdays to all of our markets by the end of the first quarter of 2020.

We have not only increased the number of our digital-only subscriptions, we have also grown ways in which those subscribers are acquired. For instance, some of our growth is driven by a sports-only subscription product branded as SportsPass™,  which is available in 11 of our markets. In addition, we have partnered with Google to offer a way for readers to purchase a subscription to each of our digital brands. Consumers are able to link our subscription account with their Google accounts, which allows for a better user experience. We continue to improve our technology to know our customers better, to identify areas of interest that allow us to target and retarget potential subscribers and to provide new products to all subscribers.

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

During the digital transition that has reshaped the industry over the past decade, we have moved to expand our digital reach and deliver news to readers where they want it and when they want it. All of our newsrooms place an intense focus on what our readers want and need from us in a fast-changing news landscape. We continue to produce ground-breaking accountability journalism – from the Miami Herald’s ongoing investigation of the influential figures who enabled a billionaire sex abuser, to The Kansas City Star’s deep, ground-breaking exploration of a foster care system whose failures create a pathway to prison for teenagers, to in-depth reporting by The Wichita Eagle into the mayor’s decision to go against a panel’s advice and award a multi-million-dollar contract to a friend, to the Lexington Herald Leader’s dogged reporting on the water crisis in Appalachia that is stirring a public debate and prompting calls to fix a long-failing infrastructure. Meanwhile, our Washington, D.C. bureau continues to deliver unparalleled exclusives that are locally relevant and have national impact, most recently exemplified by an investigation that uncovered elevated rates of cancers among service members who served in Iraq and Afghanistan.

Our heritage of public service journalism is the foundation of our business, and the work of our journalists received significant recognition. We have been honored with 54 Pulitzer Prize wins and an impressive streak of being a Pulitzer winner or finalist every year for more than a decade. In 2019, journalists from the Miami Herald were finalists for the Pulitzer Prize for investigative reporting for their in-depth report detailing how drug lords make billions smuggling gold to Miami. The Kansas City Star was a finalist for the Pulitzer Prize in commentary, and won the Mike Royko Award for Commentary and Column Writing in the 2019 News Leaders Association Awards. The Online News Association recognized McClatchy for “Since Parkland,” a project that documented every child lost to gun violence over the year that followed the mass shooting at Marjory Stoneman Douglas High School in Florida. The Miami Herald’s ongoing investigation of a sexual predator continues to be recognized nationally and internationally, winning a Polk award and the Hillman Prize for Journalism in the Common Good, among many others. The Wichita Eagle won a Polk Award for political reporting, and our sports reporting teams were recognized nationwide, with eight McClatchy newsrooms winning 30 Associated Press Sports Editors awards. Also, Aminda Marques Gonzalez, president, publisher and editor of the Miami Herald and el Nuevo Herald, has been recognized by the National Press Foundation as the Benjamin C. Bradlee Editor of the Year.

Our video journalists continued to produce ambitious stories around breaking news, projects and series that have gained industry recognition. Our High Impact team earned four Emmys for third season of “Titletown, TX” as well as first place in the Online News Awards and first place in the White House News Photographer Association honors. A podcast series on Rae Carruth, who spent more than 18 years in prison for the killing of his girlfriend while he played for the NFL’s Carolina Panthers, earned an Editor and Publisher Award, known as an EPPY, and the AP Sports Editors Award for Best Podcast.

These are just a few of the hundreds of examples of our powerful journalism we have published across the country. We intend to build on our legacy in the years ahead, propelled by the recent success of our ongoing digital transformation. For instance, the digital replica edition of each of our daily newspapers includes stories from our 30 newsrooms and other journalistic organizations that on many days more than doubles the news that could be found in the daily newspaper delivered to subscribers’ doorsteps. This additional content, known as “Extra Extra” and “SportsXtra,” has been well received by readers of our digital products.

Broadening and Deepening Our Audience in Our Local Markets

Each of our media companies’ print circulation, coupled with its local website and other digital platforms, reaches a broad and deep audience in each market. We believe that our broad reach in each market is of primary importance in attracting advertising, which is an important source of revenues.

We remain strongly committed to independent local journalism in the public interest. And that commitment goes beyond markets where we own a masthead. In October 2019, we launched Mahoning Matters, a digital-only news outlet serving Ohio's Mahoning Valley as a part of our Compass Experiment. The Compass Experiment is a local news laboratory founded by McClatchy and funded by Google News Initiative's Local Experiments Project where we intend to launch digital-only news outlets in three localities with 60,000 to 300,000 residents and limited sources of local news.

Our news and information follow readers continuously. To start their day, we reach our readers who can check out our latest headlines and stories on their mobile phones or with the morning newspaper. Our news websites, updated frequently throughout the day, are available to readers via their desktop computers and optimized for all of their different mobile devices.

Daily newspapers’ paid circulation volumes for 2019 were down 7.6% compared to 2018. The declines in daily circulation reflect the fragmentation of audiences faced by all media companies, including our own digital‑only subscriptions, as available media outlets proliferate, and readership trends change. Our Sunday circulation volumes were down 16.4% in 2019 compared to 2018.

We also reach audiences through our direct marketing products. In 2019, we distributed approximately 410,000 preprinted advertisements to non‑newspaper subscribers who have interest in circulars. We also distribute thousands of e-mail messages each day, including editorial and advertising content, as well as other alerts to subscribers and non‑subscribers in our markets, which supplement the reach of our print and digital subscriptions.

To remain a leading local media company for the communities we serve and a must‑buy for advertisers, we are focused on maintaining a broad reach of print and digital audiences in each of our markets. We will continue to refine and strengthen our print platform, but our growth increasingly comes from our digital products and the beneficial impact those products have on the total audience we deliver for our advertisers.

Focusing on Cost Efficiencies While Investing for the Future

While continuing to maintain our core business in news, advertising and audience revenues and digital media, we pay particular attention to cost efficiencies. Our cost initiatives in 2019 were focused on continuing to reduce legacy costs from our traditional print business, and we have realized significant savings from these efforts, primarily in postage, newsroom and advertising regionalization/consolidation, distribution and printing costs.

In 2018, in order to ensure a more collaborative enterprise, we began the process of regionalizing certain areas of our operations, including newsrooms and advertising departments. We had previously regionalized our publisher and editorial leadership functions and have since centralized certain functional areas, like audience operations, revenue accounting and other smaller functions.

In the first quarter of 2019, we announced an early retirement program that resulted in savings of approximately $12 million in 2019. During the second quarter we rolled out a new advertising structure aligned around channels to reduce redundancies, create a  more digital focus, standardize and streamline our processes and procedures and generally make us more efficient and effective. These changes resulted in some workforce reductions, but they have also created additional positions and capabilities, including a new centralized call center. The changes, coupled with the impact of our early retirement program in the advertising department, have resulted in $20.0 million in savings, most of which started in the second quarter.

We further focused on efficiencies as we outsourced our printing operations in Tacoma, Washington in early 2019,  bringing the total number of our newspapers now printed outside of their markets to 23. In 2020,  we announced the outsourcing of our newspaper printing in State College, Pennsylvania and in Miami, Florida.

Although, we have reduced our ranks over the years, we have maintained a strong editorial department. For instance, at the end of 2019 our editorial staff made up 30.9% of our total full-time equivalent employees, the largest department within the Company. In addition, our newsrooms have improved their efficiency, which is evidenced by a 69.9% increase in page views per newsroom dollar spent from when we began measuring this key performance index in 2015.

As we transition to a more digital company, we continue to realize savings in newsprint and third-party printing costs. Our newsprint savings are coming from volume declines resulting from circulation declines and strategic changes we have made, such as reorganizing our print product and moving to digital-only editions on Saturdays in our markets. Our newsprint costs in 2019 comprised only about 3.6% of our total cost structure, substantially lower than historical amounts.

Compensation, newsprint, supplements and printing expenses, and other operating expenses combined, were down $76.7 million or 10.7% in 2019 compared to 2018. We will continue to outsource, regionalize and consolidate operations to achieve a more streamlined and efficient cost structure.

Other Operational Information

Historically, each of our media companies was largely autonomous in its local advertising and editorial operations in order to meet the needs of the particular community it served. However,  we continue to regionalize or centralize certain operations across our local markets to strengthen our local media companies’ ability to collaborate and improve their performance in news, audience, advertising and digital growth.

We have two operating segments that are aggregated into a single reportable segment. Each operating segment consists primarily of a group of local media companies with similar economic characteristics, products, customers and distribution methods. The operating segments report to two segment managers. One of our operating segments (“Western Segment”) consists of our media operations in California, Washington and the Central region of the United States, while the other operating segment (“Eastern Segment”) consists of media operations in the Carolinas and the East and Southeast regions of the United States. Local publishers/general managers of the media companies make day‑to‑day decisions and report to the segment managers, who are responsible for working with the functional leaders of advertising, editorial, audience, product and technology, finance and people organizations to implement the operating and financial plans at each operation within the respective operating segment. The corporate managers, including executive officers, set the basic business, accounting, financial and reporting policies.

Our media companies also work together to consolidate functions and share resources across operating segments that lend themselves to such efficiencies, such as certain regional or national sales efforts, certain editorial functions, accounting functions, digital publishing systems and products, information technology functions and others. These efforts are often coordinated through senior executives and corporate personnel.

Our business is somewhat seasonal, with peak revenues and profits generally occurring in the fourth quarter of each year, reflecting the Thanksgiving and Christmas holidays. The other quarters, when holidays are not as prevalent, are historically slower quarters for revenues and operating profits.

The following table summarizes our media companies, their digital platforms, total circulation (print copies and digital subscriptions)  and total unique visitors:

				Total	Circulation (1)
Media Company	Website	Location		UV (2)	Daily	Sunday
Miami Herald	www.miamiherald.com	Miami, FL		12,066,000	75,297	111,769
The Sacramento Bee	www.sacbee.com	Sacramento, CA		6,110,000	92,733	164,041
Fort Worth Star-Telegram	www.star-telegram.com	Fort Worth, TX		4,764,000	179,339	155,981
The Charlotte Observer	www.charlotteobserver.com	Charlotte, NC		4,756,000	68,241	95,328
The Kansas City Star	www.kansascity.com	Kansas City, MO		4,639,000	93,484	122,115
The News & Observer	www.newsobserver.com	Raleigh, NC		3,210,000	70,413	91,164
El Nuevo Herald	www.elnuevoherald.com	Miami, FL		4,589,000	19,533	24,753
Lexington Herald-Leader	www.kentucky.com	Lexington, KY		2,473,000	44,811	66,810
The State	www.thestate.com	Columbia, SC		2,426,000	39,215	56,550
The News Tribune	www.thenewstribune.com	Tacoma, WA		1,960,000	32,714	62,560
The Fresno Bee	www.fresnobee.com	Fresno, CA		1,722,000	48,266	67,417
The Wichita Eagle	www.kansas.com	Wichita, KS		1,576,000	32,373	71,068
Idaho Statesman	www.idahostatesman.com	Boise, ID		1,527,000	29,021	50,568
The Modesto Bee	www.modbee.com	Modesto, CA		1,041,000	29,729	37,616
McClatchy DC Bureau	www.mcclatchydc.com			1,000,000	N/A	N/A
Belleville News-Democrat	www.bnd.com	Belleville, IL		959,000	15,450	44,257
Sun Herald	www.sunherald.com	Biloxi, MS		942,000	16,578	18,806
The Tribune	www.sanluisobispo.com	San Luis Obispo, CA		846,000	15,876	19,206
The Bradenton Herald	www.brandenton.com	Bradenton, FL		815,000	16,867	21,174
The Bellingham Herald	www.bellinghamherald.com	Bellingham, WA		778,000	9,520	12,613
The Telegraph	www.macon.com	Macon, GA		749,000	15,824	20,086
The Island Packet	www.islandpacket.com	Hilton Head, SC		692,000	15,766	16,889
The Sun News	www.thesunnews.com	Myrtle Beach, SC		692,000	18,269	24,244
The Olympian	www.theolympian.com	Olympia, WA		628,000	12,014	20,604
Tri-City Herald	www.tri-cityherald.com	Kennewick, WA		607,000	16,895	21,993
Centre Daily Times	www.centredaily.com	State College, PA		598,000	11,279	14,277
Ledger-Enquirer	www.ledger-enquirer.com	Columbus, GA		519,000	12,536	15,196
The Herald	www.heraldonline.com	Rock Hill, SC		495,000	9,339	11,818
Merced Sun-Star	www.mercedsunstar.com	Merced, CA		340,000	8,345	—
The Herald-Sun	www.heraldsun.com	Durham, NC		259,000	7,113	7,956
The Beaufort Gazette	www.beaufortgazette.com	Beaufort, SC	(3)	N/A	4,018	4,423
				63,778,000	1,060,858	1,451,282
(1)	Circulation figures are reported as of the end of our fiscal year 2019 and are not meant to reflect Alliance for Audited Media (“AAM”) reported figures.
(2)	Total monthly unique visitors for December 2019 according to Adobe Analytics.
(3)	The Beaufort Gazette unique visitor activity is included in The Island Packet activity.

Other Operations

We own 49.5% of the voting stock and 70.6% of the nonvoting stock of The Seattle Times Company. The Seattle Times Company owns The Seattle Times newspaper, weekly newspapers in the Puget Sound area and daily newspapers located in Walla Walla and Yakima, Washington, and their related websites and mobile applications.

In addition, three of our wholly owned subsidiaries own a combined 27.0% interest in Ponderay Newsprint Company (“Ponderay”), a general partnership that owns and operates a newsprint mill in the state of Washington. In connection with the Chapter 11 Cases we expect to abandon our interest in Ponderay, as long-term ownership of the mill is not anticipated to create or maximize value in the future and is thus inconsistent with our overall restructuring strategy.

Raw Materials

During 2019, we consumed approximately 38,600 metric tons of newsprint for all of our operations compared to 50,700 metric tons in 2018. The decrease in tons consumed was primarily due to changes in our print products at numerous media companies, as well as lower print advertising sales and print circulation volumes.

During 2019,  the newsprint we consumed was purchased through a third-party intermediary and approximately 10,300 metric tons of this newsprint was produced by Ponderay, as compared to 12,700 metric tons in 2018.

Our earnings are somewhat sensitive to changes in newsprint prices, albeit substantially less sensitive as our digital business continues to grow. In 2019 and 2018, newsprint expense accounted for 3.6% and 4.0%,  respectively, of total operating expenses, excluding impairments and other asset write-downs.

Competition

Our newspapers, direct marketing programs, websites and mobile content compete for advertising revenues and readers’ time with television, radio, other media websites, social network sites and mobile applications, direct mail companies, free shoppers, billboard companies, and neighborhood and national newspapers and other publications, among others. In some of our markets, our newspapers also compete with other newspapers published in nearby cities and towns. Competition for advertising is generally based upon digital and print readership levels and demographics, advertising rates, internet usage and advertiser results, while competition for circulation and readership (digital and print) is generally based upon content, journalistic quality, service, competing news sources and the price of the newspaper or digital service.

In each of our major daily markets, our media companies’ internet sites are generally a leading local news website. We have continued to shift advertising to digital advertising to stay current with reader trends. Each of our media companies also has the largest print circulation of any printed news media source in its respective market. However, our media companies have experienced difficulty maintaining print circulation levels because of a number of factors. These include increased competition from other publications and other forms of media technology, including the internet and other new media formats that are often free for users; and a proliferation of news outlets that fragments audiences. We face greater competition from online competitors, particularly in the areas of employment, automotive and real estate advertising.

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

Employees — Labor

As of December 29, 2019, we had approximately 2,800 full and part‑time employees (equating to approximately 2,700 full‑time equivalent employees), of whom approximately 8.1% were represented by unions. Most of our union‑represented employees are currently working under labor agreements with expiration dates through 2021. We have unions at six of our 30 media companies.

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

Compliance with Environmental Laws

We use appropriate waste disposal techniques for hazardous materials. To the best of our knowledge, as of December 29, 2019, we have complied with all applicable environmental certifications with various state environmental agencies and the U.S. Environmental Protection Agency related to existing underground storage tanks. We do not believe that we currently have any significant environmental issues and, in 2019 and 2018, had no significant expenses or capital expenditures related to environmental control facilities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 2100 Q Street, Sacramento, California. At December 29, 2019, we had newspaper production facilities in 7 markets in 6 states. Our facilities vary in size and in total occupy about 3.8 million square feet. Approximately 3.0 million of the total square footage is leased from others, while we own the properties for the remaining square footage. We own substantially all of our production equipment, although certain office equipment is leased.

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our media companies.

ITEM 3.  LEGAL PROCEEDINGS

See Part II, Item 8, (i) the description of the Chapter 11 Cases in Note 2, Chapter 11 Bankruptcy Filing, and (ii) Note 11,  Commitments and Contingencies to the consolidated financial statements included as part of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On September 9, 2019, we received a notice from the NYSE American notifying us that we were not in compliance with the stockholders’ equity requirements set forth in Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide. At the time, we had reported stockholders’ deficit of $372.5 million as of June 30, 2019 and net losses in each of the four most recent fiscal years ended December 30, 2018. We submitted a plan to the NYSE American to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide on October 9, 2019, and on December 13, 2019, the NYSE American notified us that they had accepted our compliance plan.

On February 13, 2020, the NYSE American suspended the trading of our Class A Common Stock upon our filing the Chapter 11 petitions, and our Class A Common Stock has been quoted “over-the-counter” on the OTC Pink Market, operated by OTC Markets Group, under the symbol MNIQQ. On February 21, 2020, the NYSE American filed a Form 25 with the SEC to delist our Class A Common Stock from the NYSE American. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will become effective 90 days after the filing date of the Form 25. Our Class B Common Stock is not publicly traded.

Under our Chapter 11 restructuring we expect that our Class A and Class B Common Stock will be eliminated and that we will emerge from Chapter 11 as a privately held company.

Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange.  Over-the-counter market quotations may reflect inter-dealer prices, without any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 25, 2020, there were approximately 3,011 and 15 record holders of our Class A and Class B Common Stock, respectively.

Dividends:

In 2009, we suspended our quarterly dividend, and we have not paid any cash dividends since the first quarter of 2009. Under the indenture for the 2026 Notes, dividends are allowed if the consolidated leverage ratio (as defined in the indenture) is less than 5.25 to 1.00 and we have sufficient amounts under our restricted payments basket (as determined pursuant to the indenture), or if we use other available exceptions provided for under the indenture. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon our future earnings, financial condition, and other factors considered relevant by the Board of Directors.

Equity Securities:

During the year ended December 29, 2019, we did not repurchase any equity securities and we did not sell any equity securities of the Company that were not registered under the Securities Act of 1933, as amended.

Effects of the Chapter 11 Cases on the Class A Common Stock:

Pursuant to the terms of the proposed restructuring plan, we expect that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our outstanding shares of Class A Common Stock, will be entitled to no recovery relating to those equity interests.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company  as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Part I, Item 1 “Forward‑Looking Statements.” Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the two years ended December 29, 2019 and December 30, 2018, included elsewhere in this Annual Report on Form 10‑K.

Bankruptcy Filing and Going Concern

As a result of the commencement of the Chapter 11 Cases on February 13, 2020, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Cases, we intend to de-lever our balance sheet and reduce overall indebtedness. Additionally, as a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee we will successfully agree upon a viable plan of reorganization with our various stakeholders, or that any such agreement will be reached in the time frame that is acceptable to the Bankruptcy Court.

We have concluded that our financial condition and our projected operating results, contribution amounts required on our qualified defined benefit pension plan (“Pension Plan”), the defaults under our debt agreements subsequent to December 29, 2019, and the risks and uncertainties surrounding our Chapter 11 Cases raise substantial doubt as to our ability to continue as a going concern.

See Note 2 for further discussion.

Debtor-In-Possession Financing

To ensure sufficient liquidity throughout the Chapter 11 Cases, we have obtained new $50.0 million debtor-in-possession financing under a credit agreement (“DIP Credit Agreement”) from Encina Business Credit, LLC. This DIP Credit Agreement, coupled with our normal operating cash flows, is providing liquidity for McClatchy and all of our local news outlets to operate as usual and fulfill ongoing commitments to stakeholders.

The DIP Credit Agreement, which replaces our former asset based loan (“ABL”) revolver from Wells Fargo, N.A. (see Note 7 for further discussion of our debt), provides for a secured debtor-in-possession credit facility (the “DIP Facility”) consisting of a new revolving loan facility in an aggregate principal amount up to $50 million, which is in the form of revolving loans or, subject to a sub-limit of $3.5 million, in the form of letters of credit. Our obligations under the DIP Facility will be guaranteed by all of our assets, whether now existing or hereafter acquired. The scheduled maturity date of the DIP Facility will be the eighteen-month anniversary following the Closing Date (as defined in the DIP Credit Agreement).

The DIP Credit Agreement contains customary representations, warranties and covenants that are typical and customary for debtor-in-possession facilities of this type, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreement also contains customary events of default, including as a result of certain events occurring in the Chapter 11 Cases. The DIP Credit Agreement was subject to approval by the Bankruptcy Court and is subject to customary conditions precedent.

Delisting of our Common Stock from the NYSE American

Our Class A Common Stock was previously listed on the NYSE American under the symbol MNI. On February 13, 2020,

the NYSE American suspended the trading of our Class A Common Stock upon our filing the Chapter 11 Cases, and our Class A Common Stock has been quoted “over-the-counter” on the OTC Pink Market under the symbol MNIQQ. On February 21, 2020, the NYSE American filed a Form 25 with the SEC to delist our Class A Common Stock from the NYSE American. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will become effective 90 days after the filing date of the Form 25.

Overview

We operate 30 media companies in 14 states, each providing its community with high-quality news and advertising services in a wide array of digital and print formats. We are a publisher of well-respected brands such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the Fort Worth Star-Telegram.

Our fiscal year ends on the last Sunday in December of each calendar year.  The fiscal years ended December 29, 2019, and December 30, 2018, consisted of 52-week periods.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Years Ended
	December 29,	December 30,
	2019	2018
Revenues:
Advertising	47.5%	51.6%
Audience	45.4%	42.1%
Other	7.1%	6.3%
Total revenues	100.0%	100.0%

Our primary sources of revenues are digital and print advertising and audience subscriptions. Advertising revenues include advertising delivered digital-only, advertising carried digitally and bundled as a part of newspapers (run of press (“ROP”) advertising), and/or advertising inserts placed in newspapers (“preprint” advertising). Audience revenues include either digital-only subscriptions, or bundled subscriptions which include digital and print. Our print newspapers are delivered by large distributors and independent contractors. Other revenues include commercial printing and distribution revenues.

See “Results of Operations” section below for a discussion of our revenue performance and contribution by category for 2019 and 2018.

Recent Developments

Coronavirus (COVID-19) Pandemic

On January 30, 2020, the World Health Organization declared that the recent coronavirus disease 2019 (“COVID-19”) outbreak was a global health emergency. On March 11, 2020, the World Health Organization raised the COVID-19 outbreak to “pandemic” status. Our advertising revenues are dependent on general economic and business conditions in our markets or those impacting our customers, including from natural disasters and public health emergencies, such as COVID-19. COVID-19 was first detected in China in late 2019 and subsequently spread globally. The transmission of COVID-19 and efforts to contain its spread have resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the economic environment.

In many of the states in which we operate, the governors have issued stay-at-home orders, which restrict the movements of residents except for essential tasks or to go to work in essential businesses. These restrictions have caused challenges to our business operations and have increased the risk factors listed above. And while, the news media industry has generally been designated as essential businesses thus far, if significant portions of our workforce are unable to work effectively, our operations, including the printing and delivery of print newspapers, will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. Furthermore, the outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets. In addition to disrupting our operations, these developments may adversely affect our access to capital and/or financing. As such, we expect the majority of the COVID-19 pandemic disruptions to impact our business operations, employee costs, single copy newspaper revenues (4.2% of 2019 total revenues) and total advertising revenues (47.5% of 2019 total revenues), with a greater impact to revenues than costs. We continue to monitor the situation, to assess further possible implications to our business and customers, and to take actions in an effort to mitigate adverse consequences. We are unable to quantify the impact on our business at this time, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. While we do not qualify for any of the business loans or grants under the CARES Act, modifications to the tax rules for the carryback of net operating losses and business interest limitations may result in a federal tax refund of approximately $9.0 million.

Non-Cash Impairment Charges

Our financial operating results for 2019 include $335.7 million of non-cash impairment charges, which primarily includes a reduction of the carrying value of goodwill for $285.0 million and of intangible newspaper mastheads for $49.9 million. See Critical Accounting Policies below and Notes 3 and 6 for additional discussion regarding the goodwill and masthead impairments.

Asset sales and leasebacks

During 2019, we recognized gains totaling $3.3 million related to the sale of land and buildings in Belleville, Illinois,  Kennewick, Washington and Miami, Florida.

In May 2019, we closed a sale and leaseback of real property in Kansas City, Missouri. The transaction resulted in net proceeds of $29.7 million. We are leasing back the Kansas City property under a 15-year lease with initial annual payments totaling approximately $2.8 million. The lease includes a repurchase clause allowing us to repurchase the property after the 15-year lease term. Accordingly, the lease is being treated as a financing obligation, and we continue to depreciate the carrying value of the property in our financial statements. No gain or loss was recognized on the transfer of the property to the buyer and no gain or loss will be recognized until the transaction qualifies for sale accounting.

Debt Redemption and extinguishment of debt

In accordance with our 2026 Notes Indenture, we are required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). During 2019, in accordance with our 2026 Notes Indenture, we redeemed $41.8 million aggregate principal amount of our 2026 Notes from the net proceeds from asset dispositions and from 2018 excess cash flows. As a result,  we recorded a loss on extinguishment of debt of $2.3 million in 2019.

Debt Issuance and Exchange

In March 2019, we converted approximately $75.0 million aggregate principal amount of 2029 Debentures to additional 2031 Notes. The additional 2031 Notes have identical terms to our senior secured junior lien 2031 Notes, other than with respect to the date of issuance, and will be treated as a single class for all purposes under the applicable indenture. See Note 7.

Early Retirement Incentive Program

In February 2019, we announced a one-time voluntary Early Retirement Incentive Program (“ERIP”) that was offered to approximately 450 employees. The ERIP allowed the employees to accept a special termination benefit based on years of continuous service and the option to take their vested benefits under our frozen Pension Plan in a lump sum payment. Nearly 50% of the employees opted into the program.

Lump sum pension and termination payments made under the ERIP totaled approximately $35.1 million, decreasing both the benefit obligation and the fair value of plan assets. Due to the significance of this program, we remeasured the retirement plan assets and benefit obligations as of March 22, 2019, resulting in a net reduction to the pension liability, the recognition of a one-time non-cash charge of $6.8 million for the special termination benefits and an increase in our total 2019 benefit pension costs by approximately $1.5 million. See Note 9 for additional information.

Results of Operations

The following table reflects our financial results on a consolidated basis for 2019 and 2018:

	Years Ended
	December 29,	December 30,
(in thousands, except per share amounts)	2019	2018
Net loss	$(411,107)	$(79,757)

Net loss per diluted common share	$(51.97)	$(10.27)

The increase in net loss in 2019 compared to 2018 was primarily due to non-cash impairment charges totaling $335.7 million for in 2019 compared to $37.3 million in 2018 (see  Notes 3 and 6).  In addition, we recognized a $30.6 million gain on extinguishment of debt during 2018 compared to a $2.3 million loss on extinguishment of debt in 2019. During 2019 we also recorded a non-cash charge of $6.8 million related to the ERIP (see Note 9) and a non-cash deferred tax valuation allowance charge of $28.5 million. In addition, while advertising revenues were lower during 2019 compared to 2018, the lower revenues were largely offset by lower operating expenses, excluding goodwill and other asset write-downs.

2019 Compared to 2018

Revenues

During 2019, total revenues decreased 12.1% compared to 2018, primarily due to the continued decline in demand for advertising. The decline in print advertising was primarily a result of large retail advertisers continuing to reduce preprinted inserts and printed ROP advertising in favor of digital products. We expect this trend to continue for the foreseeable future and particularly in light of our Chapter 11 filing. In addition, we experienced lower page views in 2019 compared to 2018, resulting in a decline in digital advertising revenues, primarily impacting programmatic revenues in the national advertising category, as discussed below.

The following table summarizes our revenues by category, which compares 2019 to 2018:

	Year Ended
	December 29,	December 30,	$	%
(in thousands)	2019	2018	Change	Change
Advertising
Digital-only	$127,255	$151,733	$(24,478)	(16.1)
Digital bundled with print	27,111	28,517	(1,406)	(4.9)
Total digital	154,366	180,250	(25,884)	(14.4)
Print	122,593	155,701	(33,108)	(21.3)
Direct marketing and other	60,151	80,769	(20,618)	(25.5)
Total advertising	337,110	416,720	(79,610)	(19.1)
Total audience	321,782	339,506	(17,724)	(5.2)
Other revenues	50,624	51,000	(376)	(0.7)
Total revenues	$709,516	$807,226	$(97,710)	(12.1)

Supplemental advertising detail:
Retail	$155,944	$191,043	$(35,099)	(18.4)
National	31,927	42,273	(10,346)	(24.5)
Classified	89,088	102,635	(13,547)	(13.2)
Direct marketing and other	60,151	80,769	(20,618)	(25.5)
Total advertising	$337,110	$416,720	$(79,610)	(19.1)

Advertising Revenues

Total advertising revenues decreased 19.1% during 2019 compared to 2018. We experienced declines in all of our advertising revenue categories, as discussed below.

The following table reflects the category of advertising revenues as a percentage of total advertising revenues for the periods presented:

	Year Ended
	December 29,	December 30,
	2019	2018
Advertising:
Total digital	45.8%	43.2%
Print	36.4%	37.4%
Direct marketing and other	17.8%	19.4%
Total advertising	100.0%	100.0%

We categorize advertising revenues as follows:

•

Digital advertising -  can come in many forms, including banner ads, video, search advertising and/or liner ads, while print advertising is typically display advertising, or in the case of classified, display and/or liner advertising.

•	Print advertising - directly in the newspaper is considered ROP advertising.
•

Direct Marketing and Other – primarily preprint advertisements in direct mail, shared mail and niche publications, events programs, total market coverage publications and other miscellaneous advertising not included in the daily newspaper. These products are generally delivered to non-subscribers of our daily newspapers.

Digital:

Total digital advertising revenues decreased 14.4% during year ended December 29, 2019, compared to the same period in 2018. Digital advertising constituted 45.8% of total advertising revenues in 2019 compared to 43.2% in 2018. Total digital advertising includes digital-only advertising and digital advertising bundled with print.

Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy. Digital-only advertising revenues decreased 16.1% in 2019 compared to 2018, largely due to lower page views. As expected, the decline in digital-only advertising continued due to lower audience traffic compared to 2018, largely the result of a strategic tightening of website paywalls that accelerated paid digital subscriptions and a change in algorithms by a large platform company in the last half of 2018 that impacted us and the rest of the industry during all of 2019. In addition, we restructured our advertising function during the second quarter of 2019, which temporarily impacted sales in the second quarter, and to a lesser extent, the third quarter of 2019.

Digital advertising revenues bundled with print products declined 4.9% in 2019 compared to 2018 as a result of lower print advertising sales and a decline in digital sales.

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

Print:

Print advertising decreased 21.3%  during the year ended December 29, 2019, compared to the same period in 2018. In 2019, the decrease in print advertising revenues was primarily due to decreases of 20.2% in retail ROP advertising revenues, 22.3% in preprint advertising revenues, and 20.9% in classified advertising, compared to the same period in 2018.

Direct Marketing and Other:

Direct marketing and other advertising revenues decreased 25.5% during the year ended December 29, 2019, compared to the same period in 2018. The decrease was largely due to declines in insert advertising in our total market coverage (“TMC”) products by large retail customers and from eliminating certain unprofitable TMC programs or niche and direct marketing products.

Audience Revenues

Total audience revenues decreased 5.2% during the year ended December 29, 2019, compared to the same period in 2018. Total audience revenues represented 45.4% of the total revenues during 2019 compared to 42.1% in the same period of 2018.

Overall, digital audience revenues increased 7.8% in 2019 compared to 2018. Digital-only audience revenues increased 47.5% in 2019 compared to the same period in 2018. The increase in digital-only audience revenues during 2019 was largely a result of a 41.0% increase in our digital-only subscribers to 219,200 at the end of 2019 compared to 155,500 at the end of 2018.

Print audience revenues decreased 10.9% in 2019 compared to the same period in 2018, primarily due to lower print circulation volumes that were partially offset by pricing adjustments. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by our industry as available media outlets proliferate and readership trends change. To help reduce potential attrition due to the increased pricing, we increased our subscription-related marketing and promotion efforts.

Operating Expenses

Total operating expenses increased 23.1% in the year ended December 29, 2019, compared to the same period in 2018, primarily due to increases in goodwill and other asset write-offs. This was partially offset by decreases in compensation and amortization expenses, as discussed below. Our total operating expenses, excluding goodwill and other asset write-offs, decreased 13.5% and reflects our continued effort to reduce costs through streamlining processes to gain efficiencies.

The following table summarizes our operating expenses, which compares 2019 to 2018:

	Years Ended
	December 29,	December 30,	$	%
(in thousands)	2019	2018	Change	Change
Compensation expenses	$251,677	$298,033	$(46,356)	(15.6)
Newsprint, supplements and printing expenses	45,617	54,592	(8,975)	(16.4)
Depreciation and amortization expenses	46,021	76,242	(30,221)	(39.6)
Other operating expenses	342,631	364,038	(21,407)	(5.9)
Other asset write-downs	335,676	37,274	298,402	nm
	$1,021,622	$830,179	$191,443	23.1

_________________

_____________________

nm – not meaningful

Compensation expenses, which included both payroll and fringe benefit costs, decreased 15.6% in the year ended December 29, 2019, compared to the same period in 2018. Payroll expenses declined 14.8% during 2019 compared to the same period in 2018, primarily due to the reduction in headcount. Average full-time equivalent employees declined 19.7% in 2019 compared to in 2018, partially reflecting the ERIP we discussed above in Recent Developments, as well as the restructuring of our advertising function in mid-2019. Fringe benefit costs decreased 19.4% in 2019 compared to in 2018, which is consistent with the decreases in payroll expenses.

Newsprint, supplements and printing expenses decreased 16.4% in the year ended December 29, 2019, compared to the same period in 2018. Newsprint expense declined 22.3% during 2019 compared to the same period in 2018. The newsprint expense decline reflects a decrease in newsprint tonnage used of 21.3% in 2019 compared to in 2018. Newsprint prices decreased 1.3% during 2019 compared to 2018. During these same periods, printing expenses, which are primarily costs associated with outsourced printing to third parties, decreased 14.9%.

Depreciation and amortization expenses decreased 39.6% in the year ended December 29, 2019, compared to the same period in 2018. Depreciation expense decreased $6.7 million or 23.5% in 2019 compared to the same period in 2018, as a result of assets becoming fully depreciated in previous periods. Amortization expense decreased 49.3% in 2019 compared to in 2018. A majority of the intangible assets subject to amortization became fully amortized in the second quarter of 2019 and therefore amortization expense during the remainder of 2019 and in future years will be significantly lower.

Other operating expenses decreased 5.9% in the year ended December 29, 2019, compared to the same period in 2018. The decrease was primarily a result of cost savings initiatives and other efforts to reduce operational costs, as well as the timing of gains on the sale of property and equipment. During 2019, compared to 2018, we had decreases in various categories, such as bad debt, postage, travel, outsourcing costs, circulation delivery costs and other miscellaneous expenses. These decreases were partially offset by an increase other professional services and the change in gain on sale of property and equipment. Other professional services include the legal counsel and financial consultants engaged to advise us through the negotiations with stakeholders and to prepare for the Chapter 11 proceedings, as discussed above. The change in the gain on sale of property and equipment includes a  $4.1 million gain on the disposal of property and equipment, which reduced operating expenses in 2018, with similar transactions for $2.6 million in 2019.

Goodwill and other asset write-downs include charges of $335.7 million in the year ended December 29, 2019, compared to $37.3 million in the same period in 2018. These write-downs in 2019 are primarily due to impairment charges to goodwill of $285.0 million and intangible newspaper mastheads of $49.9 million. The write-downs in 2018 are due to impairment charges related to intangible newspaper mastheads. During 2019 and 2018, goodwill and other asset write-downs also includes impairment charges recognized upon classifying certain land and buildings as assets held for sale during the applicable periods.

Non‑Operating Items

Interest Expense:

Total interest expense decreased 3.0% in the year ended December 29, 2019, compared to the same period in 2018. During 2019, interest expense related to debt balances decreased $0.5 million compared to the same period in 2018, primarily related to lower overall debt balances resulting from redemptions made in the first half of 2019.

In 2019, the decrease in total interest expense was also due to a decrease in our non-cash imputed interest of $2.1 million related to our financing obligations due to differences in the relevant interest rates in 2019 as compared to 2018.

Gains Related to Investments in Unconsolidated Companies:

During 2018, we recorded $1.7 million gain on the sale of our investment in CareerBuilder. We had no such related transactions during 2019.

Extinguishment of Debt:

In accordance with our 2026 Notes Indenture, we are required to redeem 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). During 2019, in accordance with our 2026 Notes Indenture, we redeemed $41.8 million aggregate principal amount of our 2026 Notes from the net proceeds from asset dispositions and from 2018 excess cash flows. As a result, we recorded a loss on extinguishment of debt of $2.3 million in 2019.

During the first quarter of 2019, our exchange of $75.0 million of the 2029 Debentures to additional 2031 Notes did not result in a gain or loss on extinguishment of debt. See Note 7 for further discussion.

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

Income Taxes:

In the year ended December 29, 2019, we recorded an income tax benefit of $6.3 million. As discussed more fully in Note 3 under Income Taxes, during 2019, we recorded charges of $28.5 million related to the current period impact of the valuation allowance on deferred tax assets. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes, certain permanently non-deductible expenses and the impact of non-tax deductible charges related to intangibles and goodwill.

In 2018, we recorded an income tax benefit of $2.2 million. As discussed more fully in Note 3 under Income Taxes, during 2018, we recorded a charge of $20.4 million related to the current period impact of the valuation allowance on deferred taxes. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes and certain permanently non-deductible expenses.

Liquidity and Capital Resources

As a result of the commencement of the Chapter 11 Cases on February 13, 2020, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 filings, we intend to de-lever our balance sheet and reduce overall indebtedness upon completion of that process. Additionally, as a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee we will successfully agree upon a viable plan of reorganization with our various stakeholders or reach any such agreement in the time frame that is acceptable to the Bankruptcy Court. See Note 2 for additional information.

We have entered into a  new $50.0 million DIP Credit Agreement with Encina which, coupled with our normal operating cash flows, is providing liquidity for McClatchy and all of our local news outlets to operate as usual and fulfill ongoing commitments to stakeholders.

We have concluded that our financial condition and projected operating results, the minimum required contribution amounts to the Pension Plan, the defaults under our debt agreements subsequent to December 29, 2019, and the risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt as to our ability to continue as a going concern. As a result of the substantial doubt about our ability to continue as a going concern for the next twelve months, and the associated steps that have been undertaken to restructure our balance sheet, our expected cash outflows related to interest payments on our debt in 2020 are difficult to predict at this time. We expect to make interest payments under the DIP Credit Agreement and our first lien notes during 2020 in accordance with the Bankruptcy Court order approving the DIP Credit Agreement but do not expect to make interest payments on our other notes. We plan to fund our ongoing operations through available borrowings under our DIP Credit Agreement as well as cash generated from operations.

We are unable to predict when we will emerge from Chapter 11 because it is contingent upon numerous factors, many of which are out of our control. Major factors include obtaining the Bankruptcy Court’s approval of a Chapter 11 plan of reorganization, which will enable us to transition from Chapter 11 into ordinary course operations outside of bankruptcy. We also may need to obtain a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Cases as well as the general global economic downturn due to the recent outbreak of COVID-19. The plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which such plan is confirmed.

We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our DIP Credit Agreement. Subsequent to and during pendency of the Chapter 11 Cases, we expect that our primary liquidity requirements will be to fund operations and make required payments under our DIP Credit Agreement. Our ability to meet the requirements of our DIP Credit Agreement will be dependent on our ability to generate sufficient cash flows from operations.

Based on current financial projections, we expect to be able to continue to generate cash flows from operations in amounts sufficient to fund our operations, satisfy our interest and principal payment obligations on our DIP Credit Agreement and pay administrative expenses including professional fees while under Chapter 11. However, should the Chapter 11 Cases take longer than anticipated or should our financial results be materially and negatively impacted by the coronavirus pandemic, we may be required to seek additional sources of liquidity. There can be no assurance that we will be able to obtain such liquidity on terms favorable to us, if at all.

At December 29, 2019, we had $703.3 million aggregate principal amount of outstanding debt consisting of $262.9 million of our 2026 Notes, $157.1 million of our Junior Term Loan, $268.4 million of our senior secured junior lien 2031 Notes and $14.9 million of our unsecured Debentures.

Pension Matters:

For our Pension Plan, the net retirement obligations in excess of the retirement plan assets were $526.3 million as of December 29, 2019. We will seek the Bankruptcy Court’s authority to terminate our Pension Plan, and appoint the PBGC as the plan’s trustee. Under a plan termination, the PBGC would continue to pay the Pension Plan participants their benefits, subject to federal statutory limits. Under current regulations, we believe that such a solution would not have an adverse impact on qualified pension benefits for substantially all plan participants.

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $10.5 million as of December 29, 2019, compared to $21.9 million of cash and cash equivalents at December 30, 2018.

The following table summarizes our cash flows:

	Years Ended
	December 29,	December 30,
(in thousands)	2019	2018
Cash flows provided by (used in)
Operating activities	$(6,763)	$25,919
Investing activities	7,219	(374)
Financing activities	(13,848)	(106,344)
Increase (decrease) in cash, cash equivalents and restricted cash	$(13,392)	$(80,799)

Operating Activities:

We used  $6.8 million of cash from operating activities in 2019 compared to generating $25.9 million of cash in 2018. The decrease in operating cash flows reflects a contribution of $3.1 million to our Pension Plan in 2019 (no contribution was made in 2018), a $13.3 million change in our accounts payable balances and an  $18.8 million change in our accrued interest balances in 2019 compared to the same period in 2018. This was partially offset by the timing of income tax payments in 2019 compared to 2018. In 2019, we had net income tax payments of $7.5 million compared to net income tax payments of $13.9 million during the same period in 2018. The remaining changes in operating activities relate to miscellaneous timing differences in various payments and receipts.

Investing Activities:

We generated  $7.2 million of cash from investing activities in 2019. We received proceeds from the sale of property, plant and equipment (“PP&E”) of $8.8 million and from the redemption of time deposits of $2.0 million. These amounts were offset by the purchase of PP&E for $2.7 million and contributions to equity investments of $0.8 million.

We used $0.4 million of cash from investing activities in 2018. We received proceeds from the sale of PP&E of $5.7 million,  from the sale of an investment of $5.3 million and from the net purchases of and proceeds from redemptions of certificates of deposit, which net to a $2.3 million source of cash. These amounts were offset by the purchase of PP&E for $11.1 million and contributions to equity investments of $2.5 million.

Financing Activities:

We used  $13.8 million of cash for financing activities in 2019. During 2019, we redeemed $41.8 million principal amount of our 2026 Notes at par. See Note 7 for further discussion. These redemptions were partially offset by the $29.7 million increase in our financial obligations as a result of the sale and leaseback of one of our real properties, as described in Recent Developments.

We used $106.3 million of cash for financing activities in 2018. During 2018, we repurchased or redeemed $439.6 million principal amount of our 2022 Notes for $459.6 million in cash, we redeemed $5.3 million principal amount of our 2026 Notes at par, and incurred financing costs of $17.7 million related to the refinancing of our debt. Those amounts were offset by cash proceeds of $361.4 million for the issuance of $310.0 million principal amount of the 2026 Notes and $75.0 million principal amount of the Junior Term Loans (which represents the excess from the exchange of debt, as more fully described in Note 7). We also had an increase of $15.7 million in our financing obligations as a result of the sale and leaseback of one of our real properties.

Off‑Balance‑Sheet Arrangements

As of December 29, 2019, we did not have any significant off‑balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S‑K.

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

Goodwill Impairment:

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceed the estimated fair value of the reporting unit. We assess goodwill for impairment on an annual basis at a reporting unit level, and we have identified two reporting units. One reporting unit (“Western” reporting unit) consists of operations in California, Washington and the Central region and the other reporting unit (“Eastern” reporting unit) consists of operations primarily in the Carolinas and East and Southeast regions. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in our stock price and market capitalization or in the estimated future discounted cash flows of our reporting units. Our annual test is performed at our fiscal year end.

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

We performed interim and annual goodwill impairment tests in 2019. As a result of our testing, we recorded total impairment charges of $285.0 million, of which a majority was recorded as of the third quarter of 2019.  No goodwill impairments were recorded during 2018.

As of December 29, 2019, the amount of goodwill allocated to the Eastern reporting unit was $174.4 million and the amount allocated to the Western reporting unit was $245.8 million. We performed the annual goodwill impairment tests using a terminal growth rate of 0.0% and a discount rate of 9.6% for the income approach and comparable market multiples from seven companies as an input for the market approach.

After the impairments, the fair value of our Eastern reporting unit is equal to its carrying value and the fair value of our Western reporting unit exceeded its carrying value by approximately 3.1%. An increase of 50 basis points in the discount rate would result in an additional impairment charge of approximately $6.3 million in the Eastern reporting unit and an impairment charge of $0.3 million in the Western reporting unit.

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

We performed interim and annual masthead impairment tests in 2019 and 2018.  As a result of our testing, we recorded total impairment charges of $49.9 million and $37.2 million in 2019 and 2018, respectively.

Other Intangible Assets:

Long‑lived assets such as other intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. No impairment loss was recognized on intangible assets subject to amortization in 2019 or 2018.

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

Current standards of accounting for defined benefit pension plans and post‑retirement benefit plans require recognition of (1) the funded status of a pension plan (difference between the plan assets at fair value and the projected benefit obligation) and (2) the funded status of a post‑retirement plan (difference between the plan assets at fair value and the accumulated benefit obligation), as an asset or liability on the balance sheet. At December 29, 2019 and December 30, 2018, we had a total pension and post-retirement obligation of $645.5 million and $661.0 million, respectively.

We maintain a Pension Plan, which covers certain eligible employees. Benefits are based on years of service that continue to count toward early retirement calculations and vesting previously earned. No new participants may enter the Pension Plan and no further benefits will accrue. For our Pension Plan, the net retirement obligations in excess of the retirement plan assets were $526.3 million and $548.2 million as of December 29, 2019, and December 30, 2018, respectively. At December 29, 2019, we used a discount rate of 4.42% and an assumed long‑term return on assets of 7.75% to calculate our retirement plan expenses in 2019. We also performed a remeasurement on March 22, 2019, as a result of the Early Retirement Incentive  Program (see Note 9 for more information) and used a discount rate of 4.10% and an assumed long-term return on assets of 7.75%.

We also have a limited number of supplemental and post-retirement plans to provide certain key employees and retirees with additional retirement benefits. These plans are funded on a pay‑as‑you‑go basis. For these non‑qualified plans that do not have assets, the post-retirement obligations were $119.2 million and $112.8 million as of December 29, 2019, and December 30, 2018, respectively. We used discount rates of 4.30% to 4.45% to calculate our retirement plan expenses in 2019.  We used discount rates of 3.67% and 3.89% to calculate our retirement plan expenses in 2018.

For 2019, for the Pension Plan and the non-qualified post-retirement plans combined, a change in the weighted average rates would have had the following impact on our net benefit cost:

•	A decrease of 50 basis points in the long‑term rate of return would have increased our net benefit cost by approximately $6.4 million; and
•	A decrease of 25 basis points in the discount rate would have decreased our net benefit cost by approximately $0.3 million.

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

As of December 30, 2018, our valuation allowance against a majority of our deferred tax assets was $143.8 million. We reviewed the overall valuation allowance as of December 29, 2019, and we determined that we needed to increase our valuation allowance by $32.3 million.

Due to the adjustments in 2019 noted above, our effective tax rate for 2019 is not comparable to the effective tax rate for 2018.  See Note 8 for further discussion

The timing of recording or releasing a valuation allowance requires significant judgment. The development of these expectations involves the use of estimates such as operating profitability. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. We will continue to maintain a valuation allowance against our deferred tax assets until sufficient positive evidence arises in future that provides an indication that all or a portion of the deferred tax assets meet the more likely than not standard that these assets will be realized in the future. If sufficient positive evidence, such as three-year cumulative pre-tax income, arises in the future that provides an indication that all or a portion of the deferred tax assets meet the more-likely-than-not standard, the valuation allowance may be reversed, in whole or in part, in the period that such determination is made.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 3.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of The McClatchy Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The McClatchy Company and subsidiaries (the "Company") as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows, for each of the two years in the period ended December 29, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes  1 and 2 to the financial statements, the Company’s financial condition and its projected operating results, contribution amounts required on its qualified defined benefit pension plan, the defaults under its debt agreements subsequent to December 29, 2019, and the risks and uncertainties surrounding its Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Notes  1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bankruptcy Proceedings

As discussed in Note 2 to the financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/  Deloitte & Touche LLP

Sacramento, California

March 30, 2020

We have served as the Company’s auditor since at least 1984; however, an earlier year could not be reliably determined.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended
	December 29,	December 30,
	2019	2018
REVENUES — NET:
Advertising	$337,110	$416,720
Audience	321,782	339,506
Other	50,624	51,000
	709,516	807,226
OPERATING EXPENSES:
Compensation	251,677	298,033
Newsprint, supplements and printing expenses	45,617	54,592
Depreciation and amortization	46,021	76,242
Other operating expenses	342,631	364,038
Goodwill and other asset write-downs (see Notes 3 and 6)	335,676	37,274
	1,021,622	830,179

OPERATING LOSS	(312,106)	(22,953)

NON-OPERATING INCOME (EXPENSE):
Interest expense	(78,970)	(81,397)
Equity income (loss) in unconsolidated companies, net	(1,039)	592
Gains related to investments in unconsolidated companies	—	1,721
Gain (loss) on extinguishment of debt, net	(2,272)	30,577
Retirement benefit expense	(23,715)	(11,114)
Other — net	716	647
	(105,280)	(58,974)

Loss before income taxes	(417,386)	(81,927)
Income tax benefit	(6,279)	(2,170)
NET LOSS	$(411,107)	$(79,757)

Net loss per common share:
Basic	$(51.97)	$(10.27)
Diluted	$(51.97)	$(10.27)

Weighted average number of common shares:
Basic	7,911	7,768
Diluted	7,911	7,768

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Years Ended
	December 29,	December 30,
	2019	2018
NET LOSS	$(411,107)	$(79,757)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and post retirement plans: (1)
Change in pension and post-retirement benefit plans	28,150	(56,530)
Other comprehensive income (loss)	28,150	(56,530)
Comprehensive loss	$(382,957)	$(136,287)

_____________________

(1)	There is no income tax benefit associated with the years ended December 29, 2019 and December 30, 2018, due to the recognition of a valuation allowance.

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 29,	December 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$10,514	$21,906
Trade receivables (net of allowances of $1,754 and $3,008)	56,096	81,709
Other receivables	8,348	12,198
Newsprint, ink and other inventories	5,297	9,115
Assets held for sale	14,170	9,920
Other current assets	20,087	15,505
	114,512	150,353

Property, plant and equipment, net	203,575	233,692
Intangible assets:
Identifiable intangibles — net	69,253	143,347
Goodwill	420,178	705,174
	489,431	848,521
Investments and other assets:
Investments in unconsolidated companies	2,726	3,888
Operating lease right-of-use assets	45,128	—
Other assets	55,883	58,847
	103,737	62,735
	$911,255	$1,295,301
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$4,312
Accounts payable	29,758	37,521
Accrued pension liabilities	124,200	11,510
Accrued compensation	18,932	20,481
Income taxes payable	—	6,535
Unearned revenue	55,155	58,340
Accrued interest	25,307	26,037
Financing obligation	13,027	10,417
Current portion of operating lease liabilities	8,105	—
Other accrued liabilities	5,146	5,385
	279,630	180,538
Non-current liabilities:
Long-term debt	607,672	633,383
Deferred income taxes	15,027	20,775
Pension and postretirement obligations	526,010	655,310
Financing obligations	132,278	108,252
Operating lease liabilities	46,733	—
Other long-term obligations	27,361	38,708
	1,355,081	1,456,428
Commitments and contingencies

Stockholders’ deficit:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,506,030 shares and 5,384,303 shares)	55	53
Class B (authorized 60,000,000 shares, issued 2,428,191 shares and 2,428,191 shares)	24	24
Additional paid-in-capital	2,217,823	2,216,681
Accumulated deficit	(2,365,216)	(1,954,132)
Treasury stock at cost, 608 shares and 252 shares	(3)	(2)
Accumulated other comprehensive loss	(576,139)	(604,289)
	(723,456)	(341,665)
	$911,255	$1,295,301

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	December 29,	December 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(411,107)	$(79,757)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	46,021	76,242
Gain on disposal of property and equipment (excluding other asset write-downs)	(2,554)	(4,092)
Contribution to qualified defined benefit pension plan	(3,088)	—
Retirement benefit expense	23,715	11,114
Stock-based compensation expense	1,504	2,057
Deferred income taxes	(5,748)	(7,287)
Equity (income) loss in unconsolidated companies	1,039	(592)
Gains related to investments in unconsolidated companies	—	(1,721)
Distributions of income from investments in unconsolidated companies	1,295	2,876
(Gain) loss on extinguishment of debt, net	2,272	(30,577)
Goodwill and other asset write-downs	335,676	37,274
Amortization of bond fees and other debt-related items	9,980	6,215
Noncash lease expense	6,449	—
Other	80	3,766
Changes in certain assets and liabilities:
Trade receivables	25,613	16,704
Inventories	3,818	(1,197)
Other assets	(2,598)	2,475
Accounts payable	(7,637)	5,665
Accrued compensation	(1,326)	(3,577)
Income taxes	(6,419)	(3,058)
Accrued interest	(730)	18,083
Postretirement obligations and other liabilities	(23,018)	(24,694)
Net cash provided by (used in) operating activities	(6,763)	25,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,729)	(11,120)
Proceeds from sale of property, plant and equipment and other	8,773	5,679
Purchase of certificates of deposit	—	(28,651)
Proceeds from redemption of certificates of deposit	2,000	30,957
Contributions to cost and equity investments	(825)	(2,540)
Proceeds from sale of unconsolidated companies and other-net	—	5,301
Net cash provided by (used in) investing activities	7,219	(374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of notes and related expenses	(41,873)	(464,870)
Proceeds from issuance of debt	—	361,449
Payment of financing costs	(28)	(17,684)
Proceeds from sale-leaseback financing obligations	29,743	15,749
Purchase of treasury shares	(361)	(436)
Other	(1,329)	(552)
Net cash used in financing activities	(13,848)	(106,344)
Decrease in cash, cash equivalents and restricted cash	(13,392)	(80,799)
Cash, cash equivalents and restricted cash at beginning of period	50,555	131,354
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$37,163	$50,555

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except share and per share amounts)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 31, 2017	$52	$24	$2,215,109	$(1,970,097)	$(449,369)	$(51)	$(204,332)
Cumulative effect adjustment of Topic 606	—	—	—	(2,668)	—	—	(2,668)
Net loss	—	—	—	(79,757)	—	—	(79,757)
Other comprehensive income	—	—	—	—	(56,530)	—	(56,530)
Conversion of 15,000 Class B shares to Class A shares	—	—	—	—	—	—	—
Issuance of 162,824 Class A shares under stock plans	2	—	(1)	—	—	—	1
Stock compensation expense	—	—	2,057	—	—	—	2,057
Purchase of 46,941 shares of treasury stock	—	—	—	—	—	(436)	(436)
Retirement of 49,846 shares of treasury stock	(1)	—	(484)	—	—	485	—
Reclassification of accumulated other comprehensive income (loss) tax effects	—	—	—	98,390	(98,390)	—	—
Balance at December 30, 2018	$53	$24	$2,216,681	$(1,954,132)	$(604,289)	$(2)	$(341,665)
Cumulative effect adjustment of Topic 842	—	—	—	23	—	—	23
Net loss	—	—	—	(411,107)	—	—	(411,107)
Other comprehensive income	—	—	—	—	28,150	—	28,150
Issuance of 182,635 Class A shares under stock plans	3	—	(3)	—	—	—	—
Stock compensation expense	—	—	1,504	—	—	—	1,504
Purchase of 61,264 shares of treasury stock	—	—	—	—	—	(361)	(361)
Retirement of 60,908 shares of treasury stock	(1)	—	(359)	—	—	360	—
Balance at December 29, 2019	$55	$24	$2,217,823	$(2,365,216)	$(576,139)	$(3)	$(723,456)

See notes to consolidated financial statements.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

1.  BUSINESS AND BASIS OF ACCOUNTING

The McClatchy Company (the “Company,” “we,” “us” or “our”) provides strong, independent local journalism to 30 communities with operations in 14 states, as well as selected national news coverage through our Washington D.C. based bureau. We also provide a full suite of digital marketing services, both through our local sales teams based in the communities we serve, as well as through excelerate®, our national digital marketing agency. We are a publisher of brands such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer,  The (Raleigh) News & Observer, and the Fort Worth Star-Telegram. We are headquartered in Sacramento, California.

Our fiscal year ends on the last Sunday in December in each calendar year. The fiscal years ended December 29, 2019, and December 30, 2018, consisted of 52-week periods.

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

Reclassifications

Certain amounts in the accompanying consolidated statement of cash flows for the year ended December 30, 2018, have been reclassified to conform to the year ended December 29, 2019, presentation.

Going Concern

We have concluded our financial condition and our projected operating results, contribution amounts required on our qualified defined benefit pension plan (“Pension Plan”) (as described below), the defaults under our debt agreements subsequent to December 29, 2019, and the risks and uncertainties surrounding our Chapter 11 Cases (see Note 2) raise substantial doubt as to our ability to continue as a going concern.

As of December 29, 2019, we faced liquidity challenges relating to the minimum required contributions in fiscal year 2020 to our Pension Plan. These required contributions were estimated to be approximately $124.2 million, which would be paid in installments beginning in January 2020 with the majority of those payments due on or subsequent to September 15, 2020. At December 29, 2019, we had $703.3 million aggregate principal amount of outstanding debt consisting of $262.9 million of our Senior Secured Notes due 2026 (“2026 Notes” or “First Lien Notes”),  $157.1 million of our Junior Term Loan, $268.4 million of our senior secured junior lien 2031 Notes and $14.9 million of our Debentures.

In January 2020, we entered into a Standstill Agreement with the Pension Benefit Guaranty Corporation (“PBGC”), pursuant to which the PBGC agreed not to exercise the remedies available to it as a result of our not making the scheduled qualified pension contribution of $4.0 million due in January 2020. The payment obligations to the PBGC were further stayed when we filed for reorganization under Chapter 11 in February 2020.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NYSE American Continued Listing Status

Our Class A Common Stock was previously listed on the NYSE American under the symbol MNI. On February 13, 2020, the NYSE American suspended the trading of our Class A Common Stock upon our filing the Chapter 11 petitions, and our Class A Common Stock has been quoted “over-the-counter” on the OTC Pink Market, operated by OTC Markets Group, under the symbol MNIQQ. On February 21, 2020, the NYSE American filed a Form 25 with the SEC to delist our Class A Common Stock from the NYSE American. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will become effective 90 days after the filing date of the Form 25.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

Coronavirus (COVID-19) Pandemic

Subsequent to December 29, 2019, the World Health Organization declared that the recent coronavirus disease 2019 (“COVID-19”) outbreak was a global health emergency and then in March 2020, they raised the COVID-19 outbreak to “pandemic” status. The transmission of COVID-19 and efforts to contain its spread have resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the economic environment. We are unable to predict the duration or extent of the business disruption, or any potential financial impact. We have concluded that the COVID-19 outbreak has negatively impacted the collectability of our accounts receivables outstanding as of December 29, 2019; however, we estimate this impact to be immaterial.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. While we do not qualify for any of the business loans or grants under the CARES Act, modifications to the tax rules for the carryback of net operating losses and business interest limitations may result in a federal tax refund of approximately $9.0 million.

2.  CHAPTER 11 BANKRUPTCY FILING (Subsequent Event)

Bankruptcy Petitions

On February 13, 2020 (“Petition Date”), McClatchy and each of our 53 wholly owned subsidiaries filed voluntary petitions (“Chapter 11 Cases”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”).  The Chapter 11 Cases are being jointly administered under the caption In re: The McClatchy Company, et al., Case No. 20-10418.

Operation and Implications of the Bankruptcy Filing

We and our 30 local media companies will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We intend to continue to operate our businesses in the ordinary course during the pendency of the Chapter 11 Cases.

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first-day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to obtain debtor-in-possession financing, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for all goods and services going forward.

Debtor-In-Possession Financing

To ensure sufficient liquidity throughout the Chapter 11 Cases, we have obtained new $50.0 million debtor-in-possession financing under a credit agreement (“DIP Credit Agreement”) from Encina Business Credit, LLC (“Encina”). This DIP Credit Agreement, coupled with our normal operating cash flows, is providing liquidity for McClatchy and all of our local news outlets to operate as usual and fulfill ongoing commitments to stakeholders.

The DIP Credit Agreement, which replaces our former asset based loan (“ABL”) revolver from Wells Fargo, N.A. (see Note 7 for further discussion of our debt), provides for a secured debtor-in-possession credit facility (“DIP Facility”) consisting of a new revolving loan facility in an aggregate principal amount of up to $50.0 million, which will be in the form of revolving loans or, subject to a sub-limit of $3.5 million, in the form of letters of credit. Our obligations under the

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

DIP Facility will be guaranteed by all of our assets, whether now existing or hereafter acquired. The scheduled maturity date of the DIP Facility will be the eighteen-month anniversary following the Closing Date (as defined in the DIP Credit Agreement).

The DIP Credit Agreement contains customary representations, warranties and covenants that are typical and customary for debtor-in-possession facilities of this type, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreement also contains customary events of default, including as a result of certain events occurring in the Chapter 11 Cases. The DIP Credit Agreement was subject to approval by the Bankruptcy Court and is subject to customary conditions precedent.

Ongoing Negotiations on Proposed Plan of Reorganization

The Chapter 11 Cases provides immediate protection to the Company, which will continue to operate in the ordinary course of business as it pursues approval of a proposed restructuring plan with its secured lenders, bondholders, and the Pension Benefit Guaranty Corporation (“PBGC”). We have included lenders holding approximately 87% of our First Lien Notes in these confidential discussions.

In summary, our proposed plan of reorganization, which has been submitted to creditors for approval, provides:

•

Our existing First Lien Notes will be exchanged for new first lien notes in an amount not more than a principal balance of $217.9M, secured by the same collateral, having the same maturity and accruing interest at a rate of 10% per annum;

•

Our largest holder of secured debt, including First Lien Notes, the loans made under our Junior Lien Term Loan Credit Agreement dated as of July 16, 2018 (“Second Lien Term Loans”), and the 6.875% Senior Secured Junior Lien Notes due 2031 (“Third Lien Notes”) will receive $81.0 million of secured debt subordinate to the new first lien notes in exchange for a portion of its existing First Lien Notes and a commitment to provide us with $30.0 million of exit financing (such subordinated debt to accrue payment-in-kind interest of 12.5% or cash-pay interest of 10%, depending on our ratio of leverage to adjusted EBITDA);

•

Our existing Second Lien Term Loans and Third Lien Notes will be extinguished in exchange for 97% of the equity ownership of the Company, subject to dilution for management incentives and certain warrants for up to 2.5% of the equity ownership of the Company;

•	Certain creditors who are no longer part of our go-forward operations will share, pro rata, in a pool of $3 million or warrants to acquire up to 2.5% of the equity ownership of the Company;

•	Our existing Class A and Class B Common Stock will be cancelled; and

•

We will seek the Bankruptcy Court’s authority to terminate our Pension Plan and appoint the PBGC as the plan’s trustee. Under a plan termination, the PBGC would continue to pay the Pension Plan participants their benefits, subject to federal statutory limits. Under current regulations, we believe that such a solution would not have an adverse impact on qualified pension benefits for substantially all plan participants. We have proposed to settle our liabilities in connection with the Pension Plan by paying the PBGC $3.3 million each year for ten years and 3% of the equity ownership of the Company.

The terms of the plan described above represent our good faith proposal to restructure our existing obligations. As previously announced, we have been negotiating such proposals with our largest stakeholders for some time. Certain issues, summarized below, represent the most recent bargaining position of certain of those parties.

•

First, while the PBGC has not indicated that it disputes that the Pension Plan satisfies the standards for termination, the PBGC has requested a materially larger stream of cash payments over ten years and a materially

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

larger percentage of equity ownership in the Company in settlement of the PBGC’s claims relating to termination of the qualified pension plan; and

•	Second, the parties continue to negotiate the final details surrounding governance and senior management.

Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in our consolidated financial statements. The financial statements as of and for the year ended December 29, 2019, do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization or other arrangement, or the effect of any operational changes that may be implemented.

3.  SIGNIFICANT ACCOUNTING POLICIES

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

Our policy is to recognize significant transfers between levels at the actual date of the event or circumstance that caused the transfer. During 2018, as a result of the refinancing transactions discussed in Note 7, we transferred our Debentures (as defined in Note 7) from Level 2 to Level 3 in the fair value hierarchy. No similar transactions occurred in 2019.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable. As of December 29, 2019, and December 30, 2018, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long‑term debt. At December 29, 2019 the carrying value and the estimated fair value of our 2026 Notes (as defined in Note 7) was $249.8 million and $240.5 million, respectively. As of December 30, 2018, the carrying value and the estimated fair value of the 2026 Notes was $287.2 million and $302.4 million, respectively. The fair value of our 2026 Notes as described above was determined using quoted market prices. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

At December 29, 2019,  the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes (as defined in Note 7), was $357.9 million and $213.3 million, respectively. At December 30, 2018, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes, was $350.4 million and $296.5 million, respectively. Market evidence was not available or reliable to value our Debentures, Junior Term Loan and 2031 Notes. The fair value was based on the net present value of the future cash flows using interest rates derived from market inputs and a Treasury yield curve in effect at December 29, 2019.  These are considered to be Level 3 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

Pension plan. As of December 29, 2019, and December 30, 2018, we had assets related to our Pension Plan measured at fair value. The required disclosures, including assets valued with Level 3 inputs, are presented in Note 9.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non‑financial assets that are measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and cost or equity method investments. All of these are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include, but are not limited to, the expected cash flows and the discount rates that we estimate market participants would seek for bearing the risk associated with such assets. See goodwill and intangible asset discussion below regarding valuation inputs and impairments recorded during 2019. We incurred impairment charges during 2018 on our newspaper masthead intangible assets.  See below in Note 3 and Note 6 for further information.

Revenue recognition

We recognize revenues when control of the promised goods is transferred to our customers or when the services are performed, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. All revenue recognized on the consolidated statements of operations are the result of contracts with customers, except for revenues associated with lease income where we are the lessor through a sublease arrangement, as these are outside the scope of Topic 606. See Note 4.

Concentrations of credit risks

Financial instruments, which potentially subject us to concentrations of credit risks, are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. As of December 29, 2019, substantially all of our cash and cash equivalents are in excess of the FDIC insured limits. We have not experienced any losses related to amounts in excess of FDIC limits. We routinely assess the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of our customers, limits our concentration of risk with respect to trade accounts receivable.

Allowance for doubtful accounts

We maintain an allowance account for estimated losses resulting from the risk that our customers will not make required payments. At certain of our media companies, we establish our allowances based on collection experience, aging of our receivables and significant individual account credit risk. At the remaining media companies, we use the aging of accounts receivable, reserving for all accounts due 90 days or longer, to establish allowances for losses on accounts receivable; however, if we become aware that the financial condition of specific customers has deteriorated, additional allowances are provided.

We provide an allowance for doubtful accounts as follows:

	Years Ended
	December 29,	December 30,
(in thousands)	2019	2018
Balance at beginning of year	$3,008	$3,225
Charged to costs and expenses	7,134	8,995
Amounts written off	(8,388)	(9,212)
Balance at end of year	$1,754	$3,008

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first‑in, first‑out method) and net realizable value. There have been no write-downs of newsprint, ink or other inventories during 2019 or 2018.

Property, plant and equipment

Property, plant and equipment (“PP&E”) are recorded at cost. Additions and substantial improvements, as well as interest expense incurred during construction, are capitalized. Capitalized interest was not material in 2019 or 2018. Expenditures for maintenance and repairs are charged to expense as incurred. When PP&E is sold or retired, the asset and related accumulated depreciation are removed from the accounts and the associated gain or loss is recognized.

Property, plant and equipment consisted of the following:

	December 29,	December 30,	Estimated
(in thousands)	2019	2018	Useful Lives
Land	$27,869	$32,335
Building and improvements	245,748	268,157	5	-	60	years
Equipment	462,449	506,307	2	-	25	years	(1)
Construction in process	324	1,890
	736,390	808,689
Less accumulated depreciation	(532,815)	(574,997)
Property, plant and equipment, net	$203,575	$233,692

(1)	Presses are 9 - 25 years and other equipment is 2 - 15 years

We record depreciation using the straight‑line method over estimated useful lives. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets and anticipated technological changes. Our depreciation expense was $21.9 million and $28.6 million in 2019 and 2018, respectively.

During 2019 and 2018, we incurred $0.3 million and $0.6 million, respectively, in accelerated depreciation related to production equipment that was no longer needed due to outsourcing of our printing process at certain of our media companies.

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

Assets held for sale

As of December 29, 2019, we have land and/or buildings classified as assets held for sale at five of our media companies compared to only three as of December 30, 2018. During 2019, we began to actively market for sale five properties, which includes land and/or buildings, at four of our media companies. In connection with classifying properties as assets held for the sale, we reduce the carrying value of the land and building to its estimated fair value less selling costs, if applicable. As a result, during 2019,  we recorded a $0.7 million impairment charge at one of our properties which is included in goodwill and other asset write-downs on our consolidated statement of operations.

During the year ended December 29, 2019, we sold land and buildings in Kennewick, Washington, Belleville, Illinois,  and Miami, Florida. We recorded gains of $3.3 million, which are included in other operating expenses on our consolidated statements of operations.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

Goodwill and intangible impairment

Goodwill represents the excess of cost of a business acquisition over the fair value of the net assets acquired. In accordance with FASB ASC 350 " Intangibles - Goodwill and Other " goodwill is not amortized. An impairment loss is recognized when the carrying amount of the reporting unit's net assets exceed the estimated fair value of the reporting unit. We test for impairment of goodwill annually, at year‑end, or whenever events occur, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform this testing on operating segments, which are also considered our reporting units. One reporting unit (“Western” reporting unit) consists of operations in California, Washington and the Central region and the other reporting unit (“Eastern” reporting unit) consists of operations primarily in the Carolinas and the East and Southeast regions

We test for goodwill impairment using an equal weighting of a market approach and an income approach. We use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach). This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, the long‑term rate of growth for our business, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We performed interim and annual impairment tests during 2019 and only annual impairment tests for 2018. See Note 6 for discussion of our goodwill impairment testing results.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, at year‑end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. Individual newspaper masthead fair values were estimated using the present value of expected future cash flows, using estimates, judgments and assumptions discussed above that we believe were appropriate in the circumstances. We performed interim and annual impairment tests during 2019 and 2018. See Note 6 for discussion of our newspaper masthead impairment testing results.

Long‑lived assets, such as intangible assets subject to amortization (primarily advertiser and subscriber lists), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairments of long‑lived assets subject to amortization during 2019 or 2018.

Investments in unconsolidated companies

Investments in unconsolidated companies are accounted for using either the equity method or measurement alternative method. Investments through which we exercise significant influence but do not have control over the investee are accounted for under the equity method. Investments through which we are not able to exercise significant influence over the investee are accounted for under the measurement alternative method as these investments do not have readily determinable fair values. The measurement alternative method was elected for investments without readily determinable fair values formerly accounted for under the cost method. The measurement alternative value represents cost minus any impairments, if any, plus or minus any observable price changes. There were no impairments of our investments in unconsolidated companies during 2019 or 2018.

In the year ended December 29, 2019, we received distributions totaling $1.3 million, which primarily relates to cost or equity method investees who are winding down their operations.

On September 13, 2018, we sold our remaining 3.0% ownership interest in CareerBuilder, LLC (“CareerBuilder”) and received gross proceeds of $5.3 million. As a result of this sale, we recognized a gain on sale of investments in unconsolidated companies of $1.7 million in the year ended December 30, 2018. In the year ended December 30, 2018, we also received distributions totaling approximately $2.8 million from CareerBuilder, which relate to returns of earnings. Our 3.0% ownership interest in CareerBuilder was accounted for under the cost method.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

Financial obligations

Financial obligations (also known as failed sale and leaseback transactions) consist of contributions of real properties to the Pension Plan in 2016 and 2011 (see Note 9), real property previously owned by The Sacramento Bee in Sacramento, California that was sold and leased back during the third quarter of 2017, real property previously owned by The State in Columbia, South Carolina that we sold and leased back during the second quarter of 2018, and real property previously owned by The Kansas City Star in Kansas City, Missouri that was sold and leased back during the second quarter of 2019.

Segment reporting

We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Our operating segments are based on how our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), makes decisions about allocating resources and assessing performance. The CODM is provided discrete financial information for the two operating segments. Each operating segment consists of a group of media companies and during 2019 and 2018, both operating segments reported to the same segment manager. One of our operating segments (“Western Segment”) consists of our media companies’ operations in California, Washington and the Central region, while the other operating segment (“Eastern Segment”) consists primarily of media company operations in the Carolinas and the East and Southeast regions.

Stock‑based compensation

All stock‑based compensation, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, is recognized in the financial statements based on their fair values. At December 29, 2019, we had two stock‑based compensation plans. See Note 12.

Income taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

During 2018, we elected to early adopt new guidance that allowed for certain stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Act”) to be reclassified from accumulated other comprehensive income to retained earnings. As such, we recorded a reclass of $98.4 million of stranded tax effects from accumulated other comprehensive income to retained earnings in 2018.

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

Current generally accepted accounting principles prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax returns. We also evaluate any uncertain tax positions and recognize a liability for the tax benefit associated with an uncertain tax position if it is more likely than not that the tax position will

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

not be sustained on examination by the taxing authorities upon consideration of the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We record a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs.  We record accrued interest related to unrecognized tax benefits in interest expense.  Accrued penalties are recorded as a component of income tax expense.

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

As a result of the adoption of Topic 842, on December 31, 2018, we recorded operating lease right-of-use (“ROU”) assets of $51.6 million and lease liabilities of $61.2 million. Finance leases were not impacted by the adoption of Topic 842, as capital lease liabilities and the corresponding assets were already recorded in the balance sheet under the ASC 840 guidance. The adoption of Topic 842 had an inconsequential impact on our consolidated statement of operations and consolidated statement of cash flows in 2019.

The new standard provides a number of optional practical expedients that we adopted. We elected the “package of practical expedients” which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides expedients for our ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualified, we did not recognize ROU assets or liabilities. We also elected the practical expedient allowing us to combine lease and non-lease components for our real estate leases. Additional information and disclosures required by this new standard are contained in Note 5.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal -Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). It is effective for us for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We early adopted this standard as of April 1, 2019, and it did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based upon a broad set of information to include historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 has been amended by ASU’s 2018-19, 2019-04 and 2019-05, which provide further guidance and clarification on specific items within the previously issued update. In November 2019, the FASB issued ASU 2019-11, that grants private companies, not-for-profit organizations and certain small public companies an effective date delay for its credit loss standard. As a result, ASU 2016-13 and the subsequent updates will be effective for us for interim and annual reporting periods beginning after December 15, 2022. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 adds, removes and modifies various disclosure requirements within Topic 820. It is effective for us for interim and annual reporting periods beginning after

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

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

4. REVENUES

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

In addition to the advertising sold on a CPM basis, we also sell monthly marketing campaigns to some of our clients. Monthly marketing campaigns include multiple products some of which are sold as a CPM basis and other – like reputation management and search engine optimization – which are not.  The contracted goods and services offered as part of monthly marketing campaigns are performed over the specific contract term and the transfer of the performance obligation occurs as the benefits are consumed by the customer. As such, revenue is recognized daily regardless of the performance obligations classification of timing of being point in time or overtime.

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

For advertisements placed on our partners’ websites or selling a product hosted or managed by partners, we evaluate whether we are the principal or agent. Generally, we report advertising revenues for ads placed on our partners’ websites or for the resale of their products on a gross basis; that is, the amounts billed to our customers are recorded as revenues, and amounts paid to our partners for their products or advertising space are recorded as operating expenses. If we are determined to be the principal, we are primarily responsible to our customers for fulfillment of the contract goals though, from time to time, we use third-party goods or services. Our control is further supported by our level of discretion in establishing price and in some cases, controlling inventory before it is transferred to the customer.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

Most products, including the printed newspaper advertising product, banner advertisements on our websites and video advertisements on our owned and operated player are reported on a gross basis. However, there are some third-party products and services that we offer to customers and various revenue share arrangements, such as exchange platforms, that are reported on a net revenue basis. Revenues are earned through being a reseller of a product or participating in an exchange where control over the service provided is limited and costs of the arrangement are net of revenues received.

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

Other revenues also include revenues from subleasing contracts and grant and sponsorship revenue received through our Community Funding Initiatives and the Compass Experiment. Revenues received from subleasing are discussed in Note 5. Grants and sponsorships are accounted for in accordance with ASC Subtopic 958-605, Not-for-Profit Entities – Revenue Recognition, and revenues are recorded when funds are received, and no conditions exist, or conditions have been met.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its stand-alone selling price. We generally determine stand-alone selling prices for audience revenue contracts based upon observable market values and the adjusted market assessment. For advertising revenue contracts with multiple performance obligations, stand-alone selling price is based on the prices charged to

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

customers or on an adjusted market assessment.

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

5.  LEASES

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

We have one financing lease (formerly known as a capital lease which is not included in Financing Obligations discussed above in Note 3) for office furniture and fixtures located at one of our office facilities. The total financing lease payments are calculated to be approximately $1.0 million and $1.1 million as of December 29, 2019, and December 30, 2018, respectively. As of December 29, 2019, the payments run over the course of the remaining 5.9 years and are not material to the future lease payments schedules presented below. The finance lease asset is recorded within the other assets line item of the consolidated balance sheet. The finance lease short-term and long-term obligations are recorded within other accrued liabilities and other long-term liabilities line items of the consolidated balance sheet, respectively.

As our lease contracts do not provide an implicit interest rate, for 2019, we used the effective yield of our secured debt that we refinanced in July 2018 as our secured incremental borrowing rate for leases with an 8-year tenure. The secured incremental borrowing rate was adjusted using the treasury yield curve at the transition date to determine the present value of each of the future payments.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

The cost components of our operating and financing leases were as follows:

Year Ended
December 29,
(in thousands)	2019
Financing lease costs:
Amortization of ROU asset	$96
Interest on lease liabilities	78
Operating lease costs	13,624
Short-term lease cost	2,119
Variable lease cost	2,444
Sublease income	(5,931)
Total lease costs	$12,430

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

As of December 29, 2019, the aggregate future lease payments for operating leases are as follows:

Operating
(in thousands)	Leases
2020	12,879
2021	10,776
2022	10,947
2023	10,350
2024	9,004
Thereafter	21,858
Total undiscounted cash flows	75,814
Less imputed interest	(20,976)
Total lease liability	$54,838

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

The weighted average remaining lease terms and discount rates for all of our operating and financing leases were as follows:

	December 29, 2019
	Operating	Financing
	Leases	Lease
Weighted average remaining lease term (years)	6.90	5.84
Weighted average discount rate	9.19%	10.50%

Supplemental cash flow information related to our operating and financing leases was as follows:

Year Ended
December 29,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$14,198
Operating cash outflow from financing lease	78
Financing cash outflow from financing lease	71
ROU assets obtained in exchange for new operating lease liabilities	3,154

As of December 29, 2019, we do not have any new financing leases or significant additional operating leases that have not yet commenced.

6.  INTANGIBLE ASSETS AND GOODWILL

Changes in identifiable intangible assets and goodwill consisted of the following:

	December 30,	Disposition	Impairment	Amortization	December 29,
(in thousands)	2018	Adjustment	Charges	Expense	2019
Intangible assets subject to amortization	$838,336	$—	$—	$—	$838,336
Accumulated amortization	(807,725)	—	—	(24,153)	(831,878)
	30,611	—	—	(24,153)	6,458
Mastheads	112,736	—	(49,941)	—	62,795
Goodwill	705,174	—	(284,996)	—	420,178
Total	$848,521	$—	$(334,937)	$(24,153)	$489,431

	December 31,	Disposition	Impairment	Amortization	December 30,
(in thousands)	2017	Adjustment	Charges	Expense	2018
Intangible assets subject to amortization	$839,284	$(948)	$—	$—	$838,336
Accumulated amortization	(761,013)	948	—	(47,660)	(807,725)
	78,271	—	—	(47,660)	30,611
Mastheads	149,951	—	(37,215)	—	112,736
Goodwill	705,174	—	—	—	705,174
Total	$933,396	$—	$(37,215)	$(47,660)	$848,521

Impairment of Goodwill and Intangible Assets

During the year ended December 29, 2019, we performed an interim and annual testing of impairment of goodwill and intangible newspaper mastheads due to the continuing challenging business conditions and changes in our assessment of profitability in future years. The fair values of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the present value of expected future cash flows, using estimates, judgments and assumptions (see Note 3) that we believe were appropriate in the circumstances. As a result, we recorded goodwill impairment charges of $258.1 million and $285.0 million during the third quarter and the full year ended December 29, 2019, respectively. We also recorded an intangible newspaper masthead impairment charges of $37.2 million and $49.9 million in third quarter and full year ended December 29, 2019, respectively. These impairments were recorded in the goodwill and other asset write-downs line item on our consolidated statements of operations.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

During the third quarter and full year ended December 30, 2018, based on our interim and annual impairment testing of intangible newspaper mastheads, we recorded $14.1 million and $37.2 million, respectively, in masthead impairments. These impairment charges  were recorded in other asset write-downs line item on our consolidated statements of operations. There were no goodwill impairment charges during 2018.

Accumulated changes in indefinite lived intangible assets and goodwill as of December 29, 2019, and December 30, 2018, consisted of the following:

	December 29, 2019			December 30, 2018
	Original Gross	Accumulated	Carrying	Original Gross	Accumulated	Carrying
(in thousands)	Amount	Impairment	Amount	Amount	Impairment	Amount
Mastheads	$684,500	$(621,705)	$62,795	$684,500	$(571,764)	$112,736
Goodwill	3,571,111	(3,150,933)	420,178	3,571,111	(2,865,937)	705,174
Total	$4,255,611	$(3,772,638)	$482,973	$4,255,611	$(3,437,701)	$817,910

Amortization expense was $24.2 million and $47.7 million in 2019 and 2018, respectively. A majority of the intangible assets subject to amortization became fully amortized in the second quarter of 2019 and therefore amortization expense during the last six months of 2019 was significantly lower. The estimated amortization expense for the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2020	$803
2021	680
2022	655
2023	667
2024	640

7.  LONG‑TERM DEBT

In connection with the Chapter 11 Cases, we entered into the DIP Credit Agreement. See Note 2.  The DIP Credit Agreement replaces the ABL Credit Agreement, defined below, except for certain provisions related to the letters of credit under the LOC Facility (defined below).

The commencement of the Chapter 11 Cases constituted an event of default under, and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, a number of our debt agreements. However, any efforts to enforce payment obligations under the debt agreements are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt agreements are subject to the applicable provisions of the Bankruptcy Code.

As of December 29, 2019, all of our long‑term debt is in fixed rate obligations. As of December 29, 2019, and December 30, 2018, our outstanding long‑term debt consisted of senior secured notes, unsecured notes, and loans. They are stated net of unamortized debt issuance costs and unamortized discounts, if applicable, totaling $95.6 million and $107.4 million as of December 29, 2019, and December 30, 2018, respectively. The unamortized discounts include; fair value adjustments on unsecured debt acquired in 2006, as well as the Junior Term Loans and the 2026 Notes that included original issue discounts from the 2018 debt refinancing discussed below.  Our ABL Credit Agreement has unamortized debt issuance costs of $1.4 million and $1.8 million as of December 29, 2019, and December 30, 2018, respectively, that are included in other assets on our consolidated balance sheets.

The face values of the notes, as well as the carrying values are as follows:

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

	Face Value at	Carrying Value
	December 29,	December 29,	December 30,
(in thousands)	2019	2019	2018
ABL Credit Agreement	$—	$—	$—
Notes:
9.000% senior secured notes due in 2026	262,851	249,793	287,249
7.795% junior term loan due in 2030	157,083	126,148	123,213
6.875% senior secured junior lien notes due in 2031	268,423	217,392	141,447
7.150% debentures due in 2027	7,105	6,855	6,824
6.875% debentures due in 2029	7,807	7,484	78,962
Long-term debt	$703,269	$607,672	$637,695
Less current portion	—	—	4,312
Total long-term debt, net of current	$703,269	$607,672	$633,383

Debt Maturities, Repurchases, Redemptions and Extinguishment of Debt

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

During the year ended December 29, 2019, we redeemed $41.8 million aggregate principal amount of our 9.000% senior secured notes due in 2026 (“2026 Notes”) from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). As a result of these transactions, we recorded a loss on extinguishment of debt of $2.3 million during the year ended December 29, 2019.

During 2018, we recorded a net gain on the extinguishment of debt of $30.6 million as a result of the following transactions that occurred in 2018, as described below.

During the quarter ended September 30, 2018, in conjunction with our 2018 refinancing discussed below, we redeemed $344.1 million of our 2022 senior secured notes due in 2022 (“2022 Notes”). We also executed a non-cash exchange of most of our 7.150% debentures due November 1, 2027 (“2027 Debentures”) and 6.875% debentures due March 15, 2029 (“2029 Debentures” and together with the 2027 Debentures, the “Debentures”) for new Tranche A and Tranche B Junior Term Loans (as defined below).

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

In December 2018, we entered into an indenture (“2031 Notes Indenture”) in the amount of $193.5 million aggregate principal amount of our 2031 Notes. The 2031 Notes were issued in exchange for an equal principal amount of Tranche B Junior Term Loans (as defined below). These 2031 Notes have substantially the same terms as the Tranche B Junior Term Loan. As a result of this transaction, the Tranche B Junior Term Loan has been fully extinguished.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

ABL Credit Agreement

The ABL Credit Agreement entered into in July 2018, among the Company, the subsidiaries of the Company party thereto, as borrowers, the lenders party thereto, and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent (“ABL Credit Agreement”) provides for up to $65.0 million secured asset-backed revolving credit facility with a letter of credit subfacility and a swing line subfacility. In addition, the ABL Credit Agreement provides for a $35.0 million cash secured letter of credit facility (“LOC Facility”). The commitments under the ABL Credit Agreement expire July 16, 2023. As of December 29, 2019, our obligations under the ABL Credit Agreement are guaranteed by us and by certain of our subsidiaries meeting materiality thresholds set forth in the ABL Credit Agreement as described below.

The proceeds of the loans under the ABL Credit Agreement may be used for working capital and general corporate purposes. We have the right to prepay loans under the ABL Credit Agreement in whole or in part at any time without penalty. Subject to availability under the Borrowing Base, amounts repaid may be reborrowed.

As of December 29, 2019, under the ABL Credit Agreement we had $36.6 million of available credit. The Borrowing Base is recalculated monthly and is subject to seasonality of advertising sales around year-end holiday periods (and resulting growth in advertising accounts receivable balances). As of December 29, 2019, we had a $26.7 million standby letters of credit secured under the LOC Facility. We are required to provide cash collateral equal to 100% of the aggregate undrawn stated amount of each outstanding letter of credit. Cash collateral associated with the LOC Facility is classified in our consolidated balance sheets in other assets and considered restricted cash.

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

2026 Senior Secured Notes and Indenture

We entered into the 2026 Notes Indenture in July 2018, among the Company, guarantor subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (“2026 Notes Trustee”), pursuant to which we issued $310.0 million aggregate principal amount of 2026 Notes. We are required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). As of December 30, 2018, we determined the excess cash flow due was $4.6 million aggregate principal amount and as such the carrying value of $4.3 million was classified as current portion of long-term debt on the

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

consolidated balance sheet. The redemption was made on April 5, 2019.

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

The 2026 Notes mature on July 15, 2026, and bear interest at a rate of 9.000% per annum. Interest on the 2026 Notes is payable semi-annually in arrears on January 15 and July 15 of each year and commenced on January 15, 2019.

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

Junior Lien Term Loan Agreement

We entered into a Junior Lien Term Loan Credit Agreement in July 2018, among the Company, the guarantors party thereto, the lenders party thereto and The Bank of New York Mellon, as administrative agent and collateral agent (“Junior Term Loan Agreement”). The Junior Term Loan Agreement provided for a $157.1 million secured term loan (“Junior Term Loan”) that matures on July 15, 2030. Our obligations under the Junior Term Loan Agreement are guaranteed by our subsidiaries that guarantee the 2026 Notes.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

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

The Junior Term Loan bears interest at a rate per annum equal to 7.795% payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019.

The Junior Term Loan Agreement and the 2031 Notes contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Junior Term Loan Agreement and 2031 Notes contains customary negative covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make investments, make certain restricted payments and sell assets, subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Junior Term Loan Agreement immediately due and payable and may exercise the other rights and remedies provided for under the Junior Term Loan Agreement and related loan documents. In general, the affirmative and negative covenants of the Junior Term Loan Agreement are substantially the same as the covenants in the 2026 Notes Indenture.

Other Debt

After giving effect to the 2031 Notes, we have $7.1 million aggregate principal amount of 2027 Debentures and $7.8 million aggregate principal amount of 2029 Debentures outstanding as of December 29, 2019.

Maturities

The following table presents the approximate annual maturities of outstanding long‑term debt as of December 29, 2019, based upon our required payments, for the next five years and thereafter:

Payments
Year	(in thousands)
2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	703,269
Debt principal	$703,269

8.  INCOME TAXES

Income tax provision (benefit) consisted of:

	Years Ended
	December 29,	December 30,
(in thousands)	2019	2018
Current:
Federal	$(24)	$5,546
State	(507)	(429)
Deferred:
Federal	(4,729)	(961)
State	(1,019)	(6,326)
Income tax provision (benefit)	$(6,279)	$(2,170)

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

As of December 30, 2018, we completed our accounting for the tax effects of enactment of the Tax Act and noted no significant adjustments were required. During 2019 and 2018, we re-measured certain deferred tax assets and liabilities based on the rates at which we expect them to reverse in the future.

The effective tax rate expense (benefit) and the statutory federal income tax rate are reconciled as follows:

	Years Ended
	December 29,	December 30,
	2019	2018
Statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	0.1	(4.3)
Changes in estimates	—	0.8
Changes in unrecognized tax benefits	(0.3)	(4.3)
Other	0.5	2.8
Impact of valuation allowance	6.5	23.0
Impact of tax rate changes	—	—
Goodwill impairment	12.6	—
Stock compensation	0.1	0.3
Effective tax rate	(1.5)%	(2.7)%

The components of deferred tax assets and liabilities consisted of the following:

	December 29,	December 30,
(in thousands)	2019	2018
Deferred tax assets:
Compensation benefits	$150,893	$157,715
State taxes	1,533	1,909
State loss carryovers	9,398	4,006
Federal loss carryovers	4,899	—
Investments in unconsolidated subsidiaries	4,478	4,242
Deferred interest expense	33,069	15,342
Leases	15,564	—
Other	3,353	3,407
Total deferred tax assets	223,187	186,621
Valuation allowance	(176,069)	(143,764)
Net deferred tax assets	47,118	42,857
Deferred tax liabilities:
Depreciation and amortization	28,386	45,239
Debt discount	17,874	17,876
Leases ROU Asset	15,419	—
Other	466	517
Total deferred tax liabilities	62,145	63,632
Net deferred tax liabilities	$(15,027)	$(20,775)

The valuation allowance increased by $32.3 million and $34.0 million in 2019 and 2018, respectively.

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

We performed an assessment of the deferred tax assets quarterly during 2019 and 2018, weighing the positive and negative evidence as outlined in ASC 740, Income Taxes. As we have incurred three years of cumulative pre-tax losses, such

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. As of December 30, 2018, our valuation allowance against a majority of our deferred tax assets was $143.8 million. For the year ended December 29, 2019, we recorded valuation allowance charges of $32.3 million due to changes to the deferred tax balances. Of this amount, $28.5 million was included as income tax expense and $3.8 million was recorded as an offset to other comprehensive income for changes related to our pension deferred tax asset. Our valuation allowance as of December 29, 2019, was $176.1 million.

We will continue to maintain a valuation allowance against our deferred tax assets until it is more-likely-than-not that these assets will be realized in the future. If sufficient positive evidence arises in the future that provides an indication that all or a portion of the deferred tax assets meet the more-likely-than-not standard, the valuation allowance may be reversed, in whole or in part, in the period that such determination is made.

As of December 29, 2019, we have net operating loss federal carryforwards totaling approximately $23.3 million, which do not expire.  As of December 29, 2019, we have net operating loss carryforwards in various states totaling approximately $395.2 million, which expire in various years between 2024 and 2038, if not used.  We also have state tax credits of $0.4 million which expire between 2025 and 2028, if not utilized.

As of December 29, 2019, we had approximately $13.9 million of uncertain tax positions consisting of approximately $11.3 million in gross unrecognized tax benefits (primarily state tax positions before the offsetting effect of federal income tax) and $2.6 million in gross accrued interest and penalties. If recognized, approximately $5.4 million of the net unrecognized tax benefits would impact the effective tax rate, with the remainder impacting other accounts, primarily deferred taxes. It is reasonably possible that up to $2.2 million reduction of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of statutes of limitations.

We record interest on unrecognized tax benefits as a component of interest expense, while penalties are recorded as part of income tax expense.  Related to the unrecognized tax benefits noted below, we recorded interest expense (benefit) of ($0.5) million and ($0.6) million for 2019 and 2018, respectively. We recorded penalty expense (benefit) of ($0.2) million and ($0.3) million during 2019 and 2018, respectively. Accrued interest and penalties at December 29, 2019 and December 30, 2018 were approximately $2.6 million and $3.3 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits consists of the following:

	Years Ended
	December 29,	December 30,
(in thousands)	2019	2018
Balance at beginning of fiscal year	$13,822	$20,764
Increases based on tax positions in prior year	231	84
Decreases based on tax positions in prior year	(2,296)	(4,261)
Increases based on tax positions in current year	801	1,124
Settlements	—	(511)
Lapse of statute of limitations	(1,277)	(3,378)
Balance at end of fiscal year	$11,281	$13,822

As of December 29, 2019, the following tax years and related taxing jurisdictions were open:

	Open	Years Under
Taxing Jurisdiction	Tax Year	Exam
Federal	2016-2019	—
California	2015-2019	—
Other States	2006-2019	2015-2017

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

9.  EMPLOYEE BENEFITS

We maintain a qualified defined benefit pension plan (“Pension Plan”), which covers certain eligible employees. Benefits are based on years of service that continue to count toward early retirement calculations and vesting previously earned. No new participants may enter the Pension Plan and no further benefits will accrue.

We also have a limited number of supplemental retirement plans to provide certain key employees and retirees with additional retirement benefits. These plans are funded on a pay‑as‑you‑go basis and the accrued pension obligation is largely included in pension and post retirement obligations. We paid $8.8 million and $8.9 million in 2019 and 2018, respectively, for these plans. We also provide or subsidize certain life insurance benefits for employees.

The following tables provide reconciliations of the pension and post‑ retirement benefit plans’ benefit obligations, fair value of assets and funded status as of December 29, 2019, and December 30, 2018:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,920,987	$2,080,013	$6,827	$7,625
Interest cost	79,309	79,154	262	256
Plan participants’ contributions	—	—	7	10
Actuarial (gain)/loss	181,506	(126,540)	(1,020)	(417)
Gross benefits paid	(149,859)	(111,640)	(584)	(647)
Special termination benefits	6,835	—	—	—
Benefit obligation, end of year	$2,038,778	$1,920,987	$5,492	$6,827

	Pension Benefits		Post-retirement Benefits
(in thousands)	2019	2018	2019	2018
Change in Plan Assets
Fair value of plan assets, beginning of year	$1,259,979	$1,477,926	$—	$—
Actual return on plan assets	271,332	(115,192)	—	—
Employer contribution	11,815	8,885	577	637
Plan participants’ contributions	—	—	7	10
Gross benefits paid	(149,859)	(111,640)	(584)	(647)
Fair value of plan assets, end of year	$1,393,267	$1,259,979	$—	$—

	Pension Benefits		Post-retirement Benefits
(in thousands)	2019	2018	2019	2018
Funded Status
Fair value of plan assets	$1,393,267	$1,259,979	$—	$—
Benefit obligations	(2,038,778)	(1,920,987)	(5,492)	(6,827)
Funded status and amount recognized, end of year	$(645,511)	$(661,008)	$(5,492)	$(6,827)

Amounts recognized in the consolidated balance sheets at December 29, 2019, and December 30, 2018, consist of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2019	2018	2019	2018
Current liability	$(124,200)	$(11,510)	$(793)	$(1,015)
Noncurrent liability	(521,311)	(649,498)	(4,699)	(5,812)
	$(645,511)	$(661,008)	$(5,492)	$(6,827)

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

Amounts recognized in accumulated other comprehensive income for the years ended December 29, 2019, and December 30, 2018, consist of:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2019	2018	2019	2018
Net actuarial loss/(gain)	$781,063	$811,063	$(7,464)	$(7,334)
Prior service cost/(credit)	—	—	(2,482)	(4,456)
	$781,063	$811,063	$(9,946)	$(11,790)

The elements of retirement and post‑retirement costs are as follows:

	Years Ended
	December 29,	December 30,
(in thousands)	2019	2018
Pension plans:
Interest Cost	$79,309	$79,154
Expected return on plan assets	(83,820)	(90,495)
Prior service cost amortization	6,834	—
Actuarial loss	23,995	25,181
Net pension expense	26,318	13,840
Net post-retirement benefit credit	(2,603)	(2,726)
Net retirement expenses	$23,715	$11,114

Our discount rate was determined by matching a portfolio of long‑term, non‑callable, high-quality bonds to the plans’ projected cash flows.

Weighted average assumptions used for valuing benefit obligations were:

	Pension Benefit		Post-retirement
	Obligations		Obligations
	2019	2018	2019	2018
Discount rate	3.48%	4.42%	3.15%	4.15%

Weighted average assumptions used in calculating expense:

	Pension Benefit Expense		Post-retirement Expense
	December 29,	December 30,	December 29,	December 30,
	2019 (1)	2018	2019	2018
Expected long-term return on plan assets	7.75%	7.75%	N/A	N/A
Discount rate	4.42%	3.91%	4.15%	3.60%

_____________________

(1)

As discussed below, we performed an interim remeasurement of the Pension Plan on March 22, 2019, and used the assumptions described below. The expected long-term return on plan assets of 7.75% and discount rate of 4.42% presented in the table were used for the year end 2019 assumptions.

Early Retirement Incentive Program

In February 2019, we announced a one-time voluntary Early Retirement Incentive Program (“ERIP”) that was offered to approximately 450 employees. The ERIP allowed the employees to accept a special termination benefit based on years of continuous service and the option to take their vested benefits under our frozen Pension Plan in a lump sum payment. Nearly 50% of the eligible employees opted into the program.

Lump sum pension and termination payments made under the ERIP totaled approximately $35.1 million, decreasing both the benefit obligation and the fair value of plan assets. Due to the significance of this program, we remeasured the

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

retirement plan assets and benefit obligations as of March 22, 2019, using a discount rate of 4.10% and an expected return on plan assets of 7.75%. The remeasurement and the special termination benefits resulted in a net reduction to the pension liability and the recognition of a one-time non-cash charge of $6.8 million for the special termination benefits, presented in retirement benefit expense on the statement of operations during the three months ended March 31, 2019. These are included in pension and postretirement obligations on the statements of operations.

Contributions and Cash Flows

We made a required cash minimum contribution of $3.1 million to the Pension Plan in the fourth quarter of 2019. We did not have a required cash minimum contribution to the Pension Plan in 2018 and made no voluntary cash contributions.

Minimum required contributions for fiscal year 2020 were estimated to be approximately $124.2 million, which would be paid in installments beginning in January 2020 with the majority of those payments due on or subsequent to September 2020. On January 14, 2020, we entered into a Standstill Agreement (“Agreement”) with the PBGC. The Agreement relates to our Pension Plan and the minimum required payments of approximately $4.0 million due on January 15, 2020 (“Payment Date”).

Pursuant to the Agreement, the PBGC agreed not to exercise the remedies available to it despite the fact that we were not making our scheduled Pension Plan contribution on the Payment Date. Under the Agreement, the PBGC agreed to a forbearance period until February 18, 2020 (“Forbearance Period”), unless terminated earlier, subject to customary terms and conditions. During the Forbearance Period, we continued to work towards a permanent solution under which the PBGC would assume our Pension Plan and we filed for Chapter 11 Bankruptcy protection on February 13, 2020. See Note 2 related to the Chapter 11 Cases.

As of December 29, 2019, the expected benefit payments to retirees under our retirement and post‑retirement plans over the next 10 years are summarized below:

	Retirement	Post-retirement
(in thousands)	Plans (1)	Plans
2020	$105,047	$806
2021	126,706	712
2022	118,914	629
2023	119,193	556
2024	120,023	488
2025-2029	612,922	1,663
Total	$1,202,805	$4,854

(1)	Largely to be paid from the qualified defined benefit pension plan.

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

As of December 29, 2019, and December 30, 2018, the target allocations for the Pension Plan assets were 61% equity securities, 33% debt securities and 6% real estate securities.

The table below summarizes the Pension Plan’s financial instruments that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed in Note 3, as of the year ended December 29, 2019

	2019
	Plan Assets
(in thousands)	Level 1	Level 2	Level 3	NAV	Total
Cash and cash equivalents	$9,355	$—	$—	$—	$9,355
Mutual funds	139,021	—	—	—	139,021
Common collective trusts	—	—	—	1,178,230	1,178,230
Real estate	—	—	55,874	—	55,874
Private equity funds	—	—	10,787	—	10,787
Total	$148,376	$—	$66,661	$1,178,230	$1,393,267

The table below summarizes changes in the fair value of the Pension Plan’s Level 3 investment assets held for the year ended December 29, 2019:

(in thousands)	Real Estate	Private Equity	Total
Beginning Balance, December 30, 2018	$55,398	$9,609	$65,007
Realized gains (losses), net	2,738	3	2,741
Transfer in or out of level 3	(4,953)	—	(4,953)
Unrealized gains (losses), net	2,691	1,175	3,866
Ending Balance, December 29, 2019	$55,874	$10,787	$66,661

The table below summarizes the Pension Plan’s financial instruments that are carried at fair value on a recurring basis by the fair value hierarchy levels discussed in Note 3, as of the year ended December 30, 2018:

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

Cash and cash equivalents: Held primarily in a short-term investment fund (“STIF”) are categorized as Level 1. They are valued at the daily closing price as reported by the fund. These funds are required to publish their daily net asset value and to transact at that price. The STIF held by the Pension Plan is deemed to be actively traded. With a readily determinable fair market value.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

Mutual funds: Valued at the daily closing price as reported by the fund. Mutual funds held by the Pension Plan are open-ended mutual funds that are registered with the Securities and Exchange Commission. These funds are required to publish their daily net asset value and to transact at that price. The mutual funds held by the Pension Plan are deemed to be actively traded.

Common collective trusts: Stated at fair value as determined by the issuers of the funds on the fair market value of the underlying investments, which is valued at net asset value (“NAV”) as a practical expedient to estimate fair value. The practical expedient would not be used if it is determined to be probable that the funds will sell the investment for an amount different from the reported NAV. NAV for these funds represent the quoted price in a non-market environment. The attributes relating to the nature and risk of such investments are as follows:

(in thousands)	2019	2018	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Common collective trust funds:
U.S equity funds (1)	$358,088	$296,135	N/A	Daily	None
International equity funds (2)	373,764	311,119	N/A	Daily - Monthly	None
Emerging markets equity funds (3)	179,707	153,927	N/A	Daily	None - 5-Day
Fixed income funds (4)	126,900	146,197	N/A	Daily	2-Day
Total common collective trust	$1,038,459	$907,378
Fixed income credit fund (4)	139,771	138,250	N/A	Weekly	2-Day
Total investments measured at NAV	$1,178,230	$1,045,628

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

Real estate: In 2016 and 2011, we contributed certain of our real property to our Pension Plan, and we entered into leaseback arrangements for the contributed facilities. These contributions were measured at fair value using Level 3 inputs, which primarily consisted of expected cash flows and discount rate that we estimated market participants would seek for bearing the risk associated with such assets. The accounting treatment for both contributions is described below.

The contributions and leasebacks of these properties are treated as financing transactions and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributions of any property until the sale of the property by the Pension Plan. At the time of our contributions, our pension obligation was reduced, and our financing obligations were recorded equal to the fair market value of the properties. The financing obligations are reduced by a portion of the lease payments made to the Pension Plan each month and increased for imputed interest expense on the obligations to the extent imputed interest exceeds monthly payments.

Certain of the contributed properties have been sold by the Pension Plan and others may be sold by the Pension Plan in the future.

In August 2019, the Pension Plan sold real property in Macon, Georgia, for approximately $0.8 million, and we terminated our lease on the property. The property was included in the real property contributions that we made to the Pension Plan in fiscal year 2011. As a result of the sale by the Pension Plan, we recognized a $0.6 million loss on the sale of the Macon

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

property in other operating expenses on the consolidated statement of operations in 2019.

In May 2018, the Pension Plan sold real property in the Lexington, Kentucky, for approximately $4.1 million and we terminated our lease on the property. The property was included in the real property contributions that we made to the Pension Plan in fiscal year 2011. As a result of the sale by the Pension Plan, we recognized a $0.2 million loss on the sale of the Lexington property in other operating expenses on the consolidated statement of operations in 2018.

Private equity funds: Private equity funds represent investments in limited partnerships, which invest in start‑up or other private companies. Fair value is estimated based on valuations of comparable public companies, recent sales of comparable private and public companies, and discounted cash flow analysis of portfolio companies and is included as a Level 3 investment in the table above.

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables eligible employees to defer compensation. In the year ended December 29, 2019, and December 30, 2018, our matching contributions were $2.1 million and $2.5 million, respectively.  Matching contributions recorded in our compensation line item of our consolidated statement of operations.

10.  CASH FLOW INFORMATION

Reconciliation of cash, cash equivalents and restricted cash as reporting in the consolidated balance sheets to the total of the same such amounts show above:

	December 29,	December 30,
(in thousands)	2019	2018
Cash and equivalents	$10,514	$21,906
Restricted cash included in other assets (1)	26,649	28,649
Total cash, cash equivalents and restricted cash	$37,163	$50,555

(1) Restricted cash balances are time deposit accounts secured against letters of credit primarily related to contractual agreements with our workers’ compensation insurance carrier and one of our property leases.

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Year Ended
	December 29,	December 30,
(in thousands)	2019	2018
Interest paid (net of amount capitalized)	$57,909	$43,313
Income taxes paid (net of refunds)	7,476	13,935

Other non-cash investing and financing activities related to pension plan transactions:
Reduction of financing obligation due to sale of real properties by pension plan	(1,037)	(2,667)
Reduction of PP&E due to sale of real properties by pension plan	(1,593)	(2,854)

Other non-cash financing activities includes the issuance of $75.0 million of additional 2031 Notes in exchange for $75.0 million of our 2029 Debentures during March 2019.

Other non-cash investing and financing activities related to pension plan transactions consists of the sale of properties by the Pension Plan in 2019 and 2018, described further in Note 9.

During 2018, we completed a debt-for-debt exchange of a majority of the existing 2027 Debentures and 2029 Debentures for newly issued Tranche A Junior Term Loans and Tranche B Junior Term Loans. This transaction included a non-cash discount of $68.7 million recorded within the gain on extinguishment of debt.  See Note 7 for definitions and further information.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

11.  COMMITMENTS AND CONTINGENCIES

We have certain other obligations for various contractual agreements that secure future rights to goods and services to be used in the normal course of operations. These include purchase commitments for printing outsource agreements, planned capital expenditures, lease commitments and self‑insurance obligations.

The following table summarizes our minimum annual contractual obligations as of December 29, 2019:

	Payments Due By Period
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Purchase obligations (1)	$33,237	$9,482	$3,751	$2,565	$3	$4	$49,042
Operating leases (2)
Lease obligations	12,879	10,776	10,947	10,350	9,004	21,858	75,814
Sublease income	(3,493)	(1,498)	(389)	(211)	(59)	(10)	(5,660)
Net lease obligation	9,386	9,278	10,558	10,139	8,945	21,848	70,154
Workers’ compensation obligations (3)	1,994	1,371	1,039	826	665	5,785	11,680
Total	$44,617	$20,131	$15,348	$13,530	$9,613	$27,637	$130,876

(1)	Represents our purchase obligations primarily related to printing outsource agreements and capital expenditures for PP&E expiring at various dates through 2025.
(2)

Represents minimum rental commitments under operating leases with non‑cancelable terms in excess of one year and sublease income from leased space with non-cancelable terms in excess of one year. We rent certain facilities and equipment under operating leases expiring at various dates through 2028 and one parking lot through 2062. Total rental expense, included in other operating expenses, amounted to $17.6 million and $14.3 million in 2019 and 2018, respectively. Most of the leases provide that we pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses. We sublease office space to other companies under non-cancellable agreements that expire at various dates through 2025. Sublease income from operating leases totaled $4.4 million and $5.0 million in 2019 and 2018, respectively.

(3)

We retain the risk for workers’ compensation resulting from uninsured deductibles per accident or occurrence that are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. For the year ended December 29, 2019, we compiled our historical data pertaining to the self‑insurance experiences and actuarially developed the ultimate loss associated with our self‑insurance programs for workers’ compensation liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs. At December 29, 2019, the undiscounted ultimate losses of all our self‑insurance reserves related to our workers’ compensation liabilities were $11.7 million, net of estimated insurance recoveries of approximately $1.6 million. At December 30, 2018, the undiscounted ultimate losses of all our self-insurance reserves related to workers’ compensation liabilities were $12.3 million, net of estimated insurance recoveries of approximately $1.9 million.

We discount the net amounts above to present value using an approximate risk‑free rate over the average life of our insurance claims. For the years ended December 29, 2019, and December 30, 2018, the discount rate used was 1.6% and 3.1%, respectively. The present value of all self‑insurance reserves, net of estimated insurance recoveries, for our workers’ compensation liability recorded at December 29, 2019, and December 30, 2018, was $10.6 million and $10.7 million, respectively.

Legal Proceedings and other contingent claims

Chapter 11 Cases

As discussed more fully in Note 2, on February 13, 2020, McClatchy and each of our 53 wholly owned subsidiaries filed voluntary petitions for reorganization (“Chapter 11 Cases”) under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: The McClatchy Company, et al., Case No. 20-10418.

We and our 30 local media companies will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first-day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to obtain debtor-in-possession financing, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for all go forward goods and services.

We will continue to pursue approval of a proposed restructuring plan with our secured lenders, bondholders, and the PBGC.

We have entered into a new $50.0 million DIP Credit Agreement with Encina which, coupled with our normal operating cash flows, is providing liquidity for McClatchy and all of our local news outlets to operate as usual and fulfill ongoing commitments to stakeholders. We are unable to predict when we will emerge from this Chapter 11 process.

Other Legal Proceedings

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

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

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

As of December 29, 2019, we had $26.7 million of standby letters of credit secured under the LOC Facility.

12. SUPPLEMENTAL EQUITY INFORMATION

Accumulated other comprehensive loss

We record changes in our net assets from non‑owner sources in our consolidated statements of stockholders’ deficit. Such changes relate primarily to valuing our pension liabilities, net of tax effects.

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 31, 2017	$(442,406)	$(6,963)	$(449,369)
Amounts reclassified from AOCL	(153,414)	(1,506)	(154,920)
Other comprehensive income	(153,414)	(1,506)	(154,920)
Balance at December 30, 2018	$(595,820)	$(8,469)	$(604,289)
Other comprehensive income (loss) before reclassifications	7,021	—	7,021
Amounts reclassified from AOCL	21,129	—	21,129
Other comprehensive income	28,150	—	28,150
Balance at December 29, 2019	$(567,670)	$(8,469)	$(576,139)

	Amount Reclassified from AOCL (in thousands)
	Year Ended	Year Ended
	December 29,	December 30,	Affected Line in the
AOCL Component	2019	2018	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$21,129	$(56,530)	Retirement benefit expense (1)
Reclassification of AOCL tax effects	—	(98,390)	Retained earnings (2)
	$21,129	$(154,920)	Net of tax

_____________________

(1)	There is no income tax benefit associated with the years ended December 29, 2019 and December 30, 2018, due to the recognition of a valuation allowance.
(2)	See Note 3, Income Taxes regarding the Tax Act.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

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

	Years Ended
	December 29,	December 30,
(shares in thousands)	2019	2018
Anti-dilutive common stock equivalents	471	199

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

See discussion in Note 2 “Ongoing Negotiations on Proposed Plan of Reorganization” for potential impact on our existing Common Stock.

Stock Plans

During 2019, we had two stock‑based compensation plans, which are described below. We have suspended the issuance of Class A Common Stock as a result of vesting in our stock plans pending the outcome of our Chapter 11 Cases. It is expected that as a result of our restructuring, the Class A and Class B Common Stock will be eliminated upon emergence

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

from bankruptcy. See Note 2  for an expanded discussion of the Chapter 11 Cases and the expected impact it may have on our Class A and Class B Common Stock.

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

The McClatchy Company 2012 Omnibus Incentive Plan (“2012 Plan”) was adopted in 2012 and 500,000 shares of Class A Common Stock were reserved for issuance under the 2012 Plan plus the number of shares available for future awards under the 2004 Plan as of the date of May 16, 2012 (the shareholder meeting date) plus the number of shares subject to awards outstanding under the 2004 Plan as of May 16, 2012, which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares. The 2012 Plan was further amended in May 2017 and May 2019, among other things, to increase the number of shares of Class A Common Stock reserved for issuance by 500,000 shares and 750,000 shares, respectively. The 2012 Plan, as amended, generally provides for granting of stock options or SARs only at an exercise price at least equal to fair market value on the grant date; a 10-year maximum term for stock options and SARs; no re-pricing of stock options or SARs without prior shareholder approval; and no reload or “evergreen” share replenishment features.

Stock Plans Activity

In 2019, no shares of the Class A Common Stock were granted to any non-employee director.

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

The following table summarizes the RSUs stock activity:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 31, 2017	245,794	$11.55
Granted	278,130	$8.90
Vested	(167,722)	$11.38
Forfeited	(24,602)	$9.54
Nonvested — December 30, 2018	331,600	$9.56
Granted	285,771	$5.58
Vested	(172,297)	$9.59
Forfeited	(31,608)	$6.96
Nonvested — December 29, 2019	413,466	$7.00

For the fiscal year ended December 29, 2019, the total fair value of the RSUs that vested was $1.0 million. As of December 29, 2019, there were $1.8 million of unrecognized compensation costs for non-vested RSUs, which are expected to be recognized over 1.7 years. As a result of the filing of our Chapter 11 Cases, we expect that all of these awards will be cancelled.

THE MCCLATCHY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2019 AND DECEMBER 30, 2018

When SARs are granted, they are granted at grant date fair value to certain key employees from the 2012 Plan. Fair value for SARs is determined using a Black-Scholes option valuation model that uses various assumptions, including expected life in years, volatility and risk-free interest rate. The SARs generally vest four years after grant date, but the  terms of each grant are at the discretion of the compensation committee of the board of directors.

Outstanding SARs are summarized as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 31, 2017	156,175	$32.12	$—
Expired	(42,875)	$32.09
Outstanding December 30, 2018	113,300	$32.13	$—
Expired	(24,425)	$34.02
Outstanding December 29, 2019	88,875	$31.61	$—
SARs exercisable:
December 30, 2018	113,300		$—
December 29, 2019	88,875		$—

As of December 29, 2019, there were no unrecognized compensation costs related to SARs granted under our plans. The weighted average remaining contractual life of SARs vested and exercisable at December 29, 2019, was 1.5 years. As a result of the filing of our Chapter 11 Cases, we expect that all of these awards will be cancelled.

The following tables summarize information about SARs outstanding in the stock plans at December 29, 2019:

		Average
		Remaining	Weighted		Weighted
Range of Exercise	SARs	Contractual	Average	SARs	Average
Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$24.60 – $40.80	88,875	1.50	$31.61	88,875	$31.61
Total	88,875	1.50	$31.61	88,875	$31.61

Stock‑Based Compensation

Total stock‑based compensation expense consisted of the following:

	Years Ended
	December 29,	December 30,
(in thousands)	2019	2018
Stock-based compensation expense	$1,504	$2,057

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

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company’s internal control over financial reporting was effective as of December 29, 2019.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the definitive proxy statement to be filed pursuant to Regulation 14A or from an amendment to Form 10-K within 120 days after our fiscal year‑end of December 29, 2019.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated herein by reference from the definitive proxy statement to be filed pursuant to Regulation 14A or from an amendment to Form 10-K within 120 days after our fiscal year‑end of December 29, 2019.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the definitive proxy statement to be filed pursuant to Regulation 14A or from an amendment to Form 10-K within 120 days after our fiscal year‑end of December 29, 2019.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the definitive proxy statement to be filed pursuant to Regulation 14A or from an amendment to Form 10-K within 120 days after our fiscal year‑end of December 29, 2019.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the definitive proxy statement to be filed pursuant to Regulation 14A or from an amendment to Form 10-K within 120 days after our fiscal year‑end of December 29, 2019.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the information is included in the consolidated financial statements.

3. Exhibits

Exhibit Number		Description
3.1		The Company’s Restated Certificate of Incorporation, dated June 26, 2006
3.2		The Company’s Bylaws as amended and restated effective March 20, 2012
3.3		Amended and restated Certificate of Incorporation of The McClatchy Company
4.1	#	Description of Securities
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
10.5

Indenture dated December 18, 2012, among The McClatchy Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A. relating to the 9.00% Senior Secured Notes due 2022

10.6		Registration Rights Agreement dated December 18, 2012, between The McClatchy Company and J.P. Morgan Securities LLC, relating to the 9.00% Senior Secured Notes due 2022
10.7		Term Loan Framework Agreement, dated as of April 26, 2018, between The McClatchy Company and Chatham Asset Management, LLC
10.8		Purchase Agreement, dated as of June 29, 2018, by and among the Company, certain of the Company’s subsidiaries, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC
10.9		Amended and Restated Term Loan Framework Agreement, dated as of June 26, 2018, between the Company and Chatham Asset Management, LLC
10.10		Credit Agreement dated July 16, 2018, among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent
10.11		Fifth Supplemental Indenture, dated as of July 13, 2018, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee for the Notes
10.12		Indenture dated July 16, 2018, among the Company, certain subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., relating to the 9.000% Senior Secured Notes due 2026
10.13		First Supplemental Indenture, dated as of March 15, 2019, among the Company, subsidiaries of the Company party thereto as guarantors and The Bank of New York Mellon, as trustee and collateral agent

Exhibit Number		Description
10.14		Second Supplemental Indenture, dated as of March 15, 2019, among the Company, subsidiaries of the Company party thereto as guarantors and The Bank of New York Mellon, as trustee and collateral agent
10.15		Form of Global 9.000% Senior Secured Notes due 2026 (included in Exhibit 10.17)
10.16

Junior Lien Term Loan Agreement dated July 16, 2018, among the Company, the lenders party thereto, the guarantors party thereto, and The Bank of New York Mellon, N.A., as administrative agent, tranche A collateral agent and tranche B collateral agent

10.17		Indenture, dated as of December 18, 2018, among the Company, subsidiaries of the Company party thereto as guarantors and The Bank of New York Mellon, as trustee and collateral agent
10.18		Form of Note (included in Exhibit 10.20)
10.19	*	The McClatchy Company Management Objective Plan Description.
10.20	*	Amended and Restated Supplemental Executive Retirement Plan
10.21	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan
10.22	*	Amended and Restated McClatchy Company Benefit Restoration Plan
10.23	*	Amended and Restated McClatchy Company Bonus Recognition Plan
10.24	*	The Company’s 2004 Stock Incentive Plan, as amended and restated
10.25	*	The McClatchy Company 2012 Omnibus Incentive Plan (as amended and restated March 23, 2017 and further amended May 16, 2019)
10.26	*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2012 Omnibus Incentive Plan, as amended and restated
10.27	*	Form of Stock Appreciation Right Agreement under The McClatchy Company 2012 Omnibus Incentive Plan, as amended and restated
10.28	*	Form of Indemnification Agreement between the Company and each of its officers and directors
10.29	*	The McClatchy Company Director Deferral Program under The McClatchy Company 2012 Omnibus Incentive Plan
10.30	*	Form of Stock Award Deferral Election Agreement under The McClatchy Company 2012 Omnibus Incentive Plan
10.31	*	The McClatchy Company Executive Supplemental Retirement Plan
10.32	*	The McClatchy Company Executive Severance Benefit Plan
10.33	*	Employment Agreement dated January 25, 2017 by and between Craig I. Forman and the Company
10.34	*	Form of Amendment No. 1 to Executive Employment Agreement, dated January 25, 2019, by and between Craig I. Forman and The McClatchy Company
10.35		Standstill Agreement dated January 14, 2020 by and between the Company and the Pension Benefit Guaranty Corporation
10.36

Form of Debtor-in-Possession Credit Agreement, dated February 12, 2020, among Encina Business Credit, LLC, as administrative agent for each member of the Lender Group and the Bank Product Providers, the Company, as a debtor and debtor-in-possession, and certain of the Borrowers party thereto

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

#  Filed herewith

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
March 30, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig I. Forman Craig I. Forman	President, Chief Executive Officer And Director (Principal Executive Officer)	March 30, 2020

/s/ Peter R. Farr	Vice President‑Finance, Chief Financial Officer	March 30, 2020
Peter R. Farr	(Principal Financial and Accounting Officer)

/s/ Kevin S. McClatchy Kevin S. McClatchy	Chairman of the Board	March 30, 2020

/s/ Elizabeth Ballantine Elizabeth Ballantine	Director	March 30, 2020

/s/ Leroy Barnes, Jr. Leroy Barnes, Jr.	Director	March 30, 2020

/s/ Molly Maloney Evangelisti Molly Maloney Evangelisti	Director	March 30, 2020

/s/ Anjali Joshi Anjali Joshi	Director	March 30, 2020

/s/ Brown McClatchy Maloney Brown McClatchy Maloney	Director	March 30, 2020

/s/ William B. McClatchy William B. McClatchy	Director	March 30, 2020

/s/ Theodore R. Mitchell Theodore R. Mitchell	Director	March 30, 2020

/s/ Clyde W. Ostler Clyde W. Ostler	Director	March 30, 2020

/s/ Maria Thomas Maria Thomas	Director	March 30, 2020