Form 10-Q
period 2020-03-29
MCCLATCHY CO
filed 2020-06-30
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 29, 2020

or

◻                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

 Commission file number: 1-9824

The McClatchy Company

(Exact name of registrant as specified in its charter)

Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 “Q” Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

(916) 321-1844
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	N/A(1)	None

(1)On February 21, 2020, the NYSE American filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist the Class A Common Stock of The McClatchy Company. The delisting became effective 10 days after the Form 25 was filed. The deregistration of the Class A Common Stock under section 12(b) of the Securities Exchange Act of 1934 became effective on May 21, 2020, 90 days after filing of the Form 25. Following deregistration of the Class A Common Stock under Section 12(b) of the Securities Exchange Act of 1934, the Class A Common Stock shall remain registered under Section 12(g) of the Securities Exchange Act of 1934. Beginning on February 16, 2020, the Class A Common Stock was quoted on the OTC Pink Market under the symbol “MNIQQ.”

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☐	Non-accelerated filer ☑
	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes ☐  No ☑

As of June 19, 2020, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,506,185	Class B Common Stock	2,428,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

(DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Three Months Ended
	March 29,	March 31,
	2020	2019
REVENUES — NET:
Advertising	$62,095	$85,195
Audience	80,692	83,112
Other	13,238	12,017
	156,025	180,324
OPERATING EXPENSES:
Compensation	58,442	69,435
Newsprint, supplements and printing expenses	8,880	11,696
Depreciation and amortization	14,992	17,518
Other operating expenses	83,328	88,204
Goodwill and other asset write-downs (see Notes 3 and 6)	63,762	739
	229,404	187,592

OPERATING LOSS	(73,379)	(7,268)

NON-OPERATING INCOME (EXPENSE):
Interest expense (contractual interest expense of $19,340 for three months ended March 29, 2020)	(15,108)	(20,044)
Reorganization items, net	(95,167)	—
Retirement benefit expense	(3,867)	(10,727)
Other — net	135	(479)
	(114,007)	(31,250)

Loss before income taxes	(187,386)	(38,518)
Income tax (benefit) expense	(8,733)	3,438
NET LOSS	$(178,653)	$(41,956)

Net loss per common share:
Basic	$(22.52)	$(5.34)
Diluted	$(22.52)	$(5.34)

Weighted average number of common shares:
Basic	7,934	7,858
Diluted	7,934	7,858

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

(DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; amounts in thousands)

	Three Months Ended
	March 29,	March 31,
	2020	2019
NET LOSS	$(178,653)	$(41,956)
OTHER COMPREHENSIVE INCOME:
Pension and post retirement plans: (1)
Change in pension and post-retirement benefit plans	6,735	22,552
Other comprehensive income	6,735	22,552
Comprehensive loss	$(171,918)	$(19,404)

_____________________

(1) There is no income tax benefit associated with the three months ended March 29, 2020, or March 31, 2019, due to the recognition of a valuation allowance.

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

(DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	March 29,	December 29,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$14,540	$10,514
Trade receivables (net of allowances of $2,950 and $1,754)	46,834	56,096
Other receivables	16,865	8,348
Newsprint, ink and other inventories	4,794	5,297
Assets held for sale	14,968	14,170
Other current assets	20,448	20,087
	118,449	114,512

Property, plant and equipment, net	187,563	203,575
Intangible assets:
Identifiable intangibles — net	64,260	69,253
Goodwill	361,185	420,178
	425,445	489,431
Investments and other assets:
Investments in unconsolidated companies	2,726	2,726
Operating lease right-of-use assets	43,195	45,128
Other assets	66,693	55,883
	112,614	103,737
	$844,071	$911,255
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30,433	$29,758
Accrued pension liabilities	—	124,200
Accrued compensation	19,432	18,932
Income taxes payable	3,366	—
Unearned revenue	55,279	55,155
Accrued interest	13,986	25,307
Financing obligation	13,027	13,027
Current portion of operating lease liabilities	7,308	8,105
Other accrued liabilities	2,103	5,146
	144,934	279,630
Non-current liabilities:
Long-term debt	250,292	607,672
Deferred income taxes	15,098	15,027
Pension and postretirement obligations	4,581	526,010
Financing obligations	131,995	132,278
Operating lease liabilities	44,999	46,733
Other long-term obligations	24,252	27,361
	471,217	1,355,081
Total liabilities not subject to compromise	616,151	1,634,711
Liabilities subject to compromise	1,122,888	—

Commitments and contingencies

Stockholders’ deficit:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,507,220 shares and 5,506,030 shares)	55	55
Class B (authorized 60,000,000 shares, issued 2,428,191 shares and 2,428,191 shares)	24	24
Additional paid-in-capital	2,218,229	2,217,823
Accumulated deficit	(2,543,869)	(2,365,216)
Accumulated other comprehensive loss	(569,404)	(576,139)
Treasury stock at cost, 1,035 shares and 608 shares	(3)	(3)
	(894,968)	(723,456)
	$844,071	$911,255

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

(DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Three Months Ended
	March 29,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(178,653)	$(41,956)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	14,992	17,518
Gain on disposal of property and equipment (excluding other asset write-downs)	333	(43)
Retirement benefit expense	3,867	10,727
Stock-based compensation expense	406	663
Deferred income taxes	71	132
Non-cash reorganization items, net	83,173	—
Goodwill and other asset write-downs	63,762	739
Amortization of bond fees and other debt-related items	1,481	2,547
Non-cash lease expense	1,933	1,998
Other	312	649
Changes in certain assets and liabilities:
Trade receivables	9,262	23,962
Inventories	503	(533)
Other assets	(19,867)	(3,490)
Accounts payable	16,488	(6,671)
Accrued compensation	812	2,720
Income taxes	3,366	3,260
Accrued interest	6,791	(13,531)
Postretirement obligations and other liabilities	(2,463)	(4,403)
Net cash provided by (used in) operating activities	6,569	(5,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(649)	(259)
Proceeds from sale of property, plant and equipment and other	3	147
Contributions to cost and equity investments	—	(125)
Net cash used in investing activities	(646)	(237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(771)	(28)
Purchase of treasury shares	—	(268)
Other	(593)	(283)
Net cash used in financing activities	(1,364)	(579)
Increase (decrease) in cash, cash equivalents and restricted cash	4,559	(6,528)
Cash, cash equivalents and restricted cash at beginning of period	37,163	50,555
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$41,722	$44,027

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY

(DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited; amounts in thousands)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 29, 2019	$55	$24	$2,217,823	$(2,365,216)	$(576,139)	$(3)	$(723,456)
Net loss	—	—	—	(178,653)	—	—	(178,653)
Other comprehensive income	—	—	—	—	6,735	—	6,735
Issuance of 1,190 Class A shares under stock plans	—	—	—	—	—	—	—
Stock compensation expense	—	—	406	—	—	—	406
Purchase of 427 shares of treasury stock	—	—	—	—	—	—	—
Balance at March 29, 2020	$55	$24	$2,218,229	$(2,543,869)	$(569,404)	$(3)	$(894,968)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 30, 2018	$53	$24	$2,216,681	$(1,954,132)	$(604,289)	$(2)	$(341,665)
Net loss	—	—	—	(41,956)	—	—	(41,956)
Cumulative effect adjustment of Topic 842	—	—	—	23	—	—	23
Other comprehensive income	—	—	—	—	22,552	—	22,552
Issuance of 168,610 Class A shares under stock plans	2	—	(2)	—	—	—	—
Stock compensation expense	—	—	663	—	—	—	663
Purchase of 58,637 shares of treasury stock	—	—	—	—	—	(268)	(268)
Balance at March 31, 2019	$55	$24	$2,217,342	$(1,996,065)	$(581,737)	$(270)	$(360,651)

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY

(DEBTOR IN POSSESSION)

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

Basis of Presentation

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulation of the Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated financial statements include the Company and our subsidiaries. Intercompany balances and transactions are eliminated.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, that are necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. These financial statements are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2019 (“Form 10-K”). Each of the fiscal periods included herein comprise 13 weeks for the first-quarter periods.

Reclassifications

Certain amounts in the accompanying condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2019, have been reclassified to conform to the three months ended March 29, 2020, presentation.

Going Concern

We have concluded that our financial condition and projected operating results (including the effects of the COVID-19 pandemic as defined below), required contributions to our qualified defined benefit pension plan (“Pension Plan”) (as described below), defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 Cases (see Note 2) raise substantial doubt as to our ability to continue as a going concern and it is not probable that our plans will mitigate the going concern uncertainty within the next twelve months.

As of March 29, 2020, we faced liquidity challenges relating to approximately $124.2 million in minimum required contributions that are due in the next 12 months to our Pension Plan. In January 2020, we entered into a Standstill Agreement with the Pension Benefit Guaranty Corporation (“PBGC”), pursuant to which the PBGC agreed not to exercise the remedies available to it as a result of our not making a previously scheduled qualified pension contribution of $4.0 million due in January 2020. The payment obligations to the Pension Plan were further stayed when we filed for reorganization under Chapter 11 in February 2020. However, section 3608 of the CARES Act (as defined below) delays all minimum required contributions due in calendar year 2020 until January 1, 2021. As a result, the notice of missed payment in January 2020 no longer constitutes a missed contribution as of March 29, 2020.

As of March 29, 2020, we had $703.3 million aggregate principal amount of outstanding debt consisting of $262.9 million of our Senior Secured Notes due 2026 (“2026 Notes” or “First Lien Notes”), $157.1 million of our Junior Term Loan, $268.4 million of our senior secured junior lien 2031 Notes and $14.9 million of our Debentures. See Notes 2 and 7 regarding a discussion about our long-term debt obligations that have been reclassified to liabilities subject to compromise as of March 29, 2020.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Financial Reporting in Reorganization

Effective February 13, 2020, we applied Accounting Standard Codification, No. 852, “Reorganizations,” (“ASC 852”) which is applicable to companies under Chapter 11 bankruptcy protection. ASC 852 requires the financial statements for periods subsequent to the Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as “Reorganization items, net” in the condensed consolidated statements of operations. In addition, the balance sheet must distinguish between debtor pre-petition liabilities subject to compromise from pre-petition or post-petition liabilities that are not subject to compromise. Liabilities subject to compromise are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. See Note 2 for additional discussion of the liabilities subject to compromise and reorganization items, net.

NYSE American Delisting

Our Class A Common Stock was previously listed on the NYSE American under the symbol MNI. On February 13, 2020, the NYSE American suspended the trading of our Class A Common Stock upon our filing the Chapter 11 petitions, and our Class A Common Stock has been quoted “over-the-counter” on the OTC Pink Market, operated by OTC Markets Group, under the symbol MNIQQ. On February 21, 2020, the NYSE American filed a Form 25 with the SEC to delist our Class A Common Stock from the NYSE American. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), became effective on May 21, 2020, 90 days after the filing date of the Form 25.

Coronavirus (COVID-19) Pandemic

In early 2020, the World Health Organization declared that the recent coronavirus disease 2019 (“COVID-19”) outbreak was a global health emergency and then in March 2020, they raised the COVID-19 outbreak to “pandemic” status. The transmission of COVID-19 and efforts to contain its spread have resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the economic environment.

We are unable to predict the duration or extent of the COVID-19 induced business disruption, or its financial impact. The COVID-19 outbreak has negatively impacted our advertising revenues and the collectability of some of our accounts receivables. To address the financial impact of COVID-19, we have taken steps to reduce operating expenses, while continuing to deliver news and information that is vital to our subscribers and customers in the communities we serve. We will continue to monitor the COVID-19 situation and the impact it has on our financial results, which may require us to take additional actions to ensure our operating expenses align with revenues.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code.

While we do not qualify for any of the business loans or grants under the CARES Act, modifications to the tax rules for the carryback of net operating losses and business interest limitations allowed us to file for a federal tax refund of approximately $11.7 million. In addition, section 2302 of the CARES Act allows us to delay the payment of our share of certain payroll taxes incurred from March 27, 2020, through December 31, 2020.

As discussed above, the CARES Act permits a delay in the payment of minimum required pension contributions due in 2020 to January 1, 2021. The delayed payment must include interest from the original due dates of the minimum required contribution. See Notes 2 and 8 regarding a discussion about our pension and post-retirement obligations that have been reclassed to liabilities subject to compromise as of March 29, 2020.

2. CHAPTER 11 BANKRUPTCY FILING

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

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first-day and second day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to: (i) obtain debtor-in-possession financing, (ii) pay employee wages and benefits, (iii) fund customer and subscriber programs, (iv) pay vendors and suppliers in the ordinary course for all goods and services going forward, and (v) pay critical vendors, utilities, and taxes in the ordinary course.

Debtor-In-Possession Financing

To ensure sufficient liquidity throughout the Chapter 11 Cases, on February 13, 2020, we obtained $50.0 million of debtor-in-possession financing under a credit agreement (“DIP Credit Agreement”) from Encina Business Credit, LLC (“Encina”). This DIP Credit Agreement, coupled with our normal operating cash flows, is providing liquidity for McClatchy and all of our local news outlets to operate as usual and fulfill ongoing commitments to stakeholders.

The DIP Credit Agreement, which replaces our former asset based loan (“ABL”) revolver from Wells Fargo Bank, N.A. (“Wells Fargo”), provides for a secured debtor-in-possession credit facility (“DIP Facility”) consisting of a new revolving loan facility in the aggregate principal amount of up to $50.0 million, which will be in the form of revolving loans or, subject to a sub-limit of $3.5 million, in the form of letters of credit. Our obligations under the DIP Facility are and will be secured by all of our assets, whether now existing or hereafter acquired. The maturity date of the DIP Facility is no longer than August 12, 2021. See Note 7 for further discussion of our debt.

Proposed Plan of Reorganization

Prior to and following the filing of the Chapter 11 Cases, we pursued approval of a proposed restructuring plan with our secured lenders, bondholders, and the Pension Benefit Guaranty Corporation (“PBGC”). We included lenders holding approximately 87% of our First Lien Notes in these confidential discussions. Unfortunately, we were unable to come to an agreement with our stakeholders and therefore, were unable to obtain approval from our creditors for the proposed restructuring plan at that time.

Proposed Sale

On May 11, 2020, the Bankruptcy Court (“Section 363”) approved our motion for an auction process through which we are authorized to determine the highest or otherwise best offer for the sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code or for sponsorship proposals with respect to a Chapter 11 plan of reorganization. The auction is scheduled to commence on July 8, 2020, and the approval hearing by the Bankruptcy Court is scheduled to take place on July 24, 2020.

Reorganization Items, Net

We have incurred and will continue to incur significant costs associated with the reorganization, including costs such as debtor-in-possession financing, and legal and professional fees. The amount of these costs incurred since the Petition Date have been charged to expense and are expected to significantly affect our results of operations. These costs have been partially offset by non-cash gains on the write off of rejected leases. In accordance with ASC 852, costs and gains associated with the bankruptcy proceedings since the Petition Date have been recorded as reorganization items, net, within our accompanying condensed consolidated statement of operations for the three months ended March 29, 2020.

Reorganization items incurred as a result of the Chapter 11 Cases are as follows:

Three Months Ended
March 29,
(in thousands)	2020
Professional fees	$11,912
Write-off of unamortized deferred financing costs	83,040
DIP financing fees	88
Write-off of leasehold improvements on rejected leases	897
Provision for estimated damages on rejected leases	765
Gains on write-off of net lease liabilities for rejected leases	(1,535)
Reorganization items, net	$95,167

Professional fees include legal and financial advisor professional fees related to the Chapter 11 Cases. Write-off of unamortized deferred financing costs includes; (i) unamortized debt discounts, debt issuance costs, and fair market value adjustments for all tranches of debt except for the First Lien Notes as all other debt has been classified as liabilities subject to compromise at face value, and (ii) the cancellation of our ABL Credit Agreement (as described in Note 7). Provision for estimated damages relates to estimated claims by the lessors on rejected leases.

As of March 29, 2020, $11.6 million of the reorganization items, net, were unpaid and accrued in accounts payable in the accompanying condensed consolidated balance sheet.

Liabilities Subject to Compromise

As discussed above, since the Petition Date, we have been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. The accompanying condensed consolidated balance sheet as of March 29, 2020, includes amounts classified as liabilities subject to compromise, which represent liabilities we anticipate will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. These liabilities subject to compromise are not fully secured and have a possibility of not being repaid at the full claim amount.

Liabilities subject to compromise at March 29, 2020, consisted of the following:

Three Months Ended
March 29,
(in thousands)	2020
Accounts payable	$16,578
Accrued compensation	312
Other accrued liabilities	1,669
Other long-term liabilities	3,237
Accounts payable, accrued and other liabilities	21,796

Debt subject to compromise	440,418
Accrued interest on debt subject to compromise	18,112
Long-term debt and accrued interest	458,530

Pension and postretirement obligations	642,562
Liabilities subject to compromise	$1,122,888

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves a sale of the Company’s assets or a plan of reorganization. We will continue to evaluate the amount and classification of our pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of March 29, 2020, and December 29, 2019, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  At March 29, 2020, the carrying value and the estimated fair value of our 2026 Notes (as defined in Note 7), including the current portion of long-term debt, was $250.3 million and $251.0 million, respectively. As of December 29, 2019, the carrying value and the estimated fair value of the 2026 Notes, including the current portion of long-term debt, was $249.8 million and $240.5 million, respectively. The fair value of our 2026 Notes described above was determined using quoted market prices. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value or future settlement value through our Chapter 11 proceedings.

At March 29, 2020, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes (as defined in Note 7), was $440.4 million and $180.5 million, respectively. At December 29, 2019, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes, was $357.9 million and $213.3 million, respectively. Observable market data was not available or reliable to value our Debentures, Junior Term Loan and 2031 Notes. The fair value was based on the net present value of the future cash flows using interest rates derived from market inputs and a Treasury yield curve in effect at March 29, 2020. These are considered to be Level 3 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value or future settlement value through our Chapter 11 proceedings. At March 29, 2020, in accordance with ASC 852, the carrying value of our Debentures, Junior Term Loan and 2031 Notes equaled the aggregate principal value of the notes and were classified as liabilities subject to compromise.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our non-financial assets that may be measured at fair value on a nonrecurring basis are assets held for sale, goodwill, intangible assets not subject to amortization and cost or equity method investments. All of these assets are measured using Level 3 inputs. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. The significant unobservable inputs include, but are not limited to, the expected cash flows and the discount rates that we estimate market participants would seek for bearing the risk associated with such assets. See Goodwill and Intangible Asset discussion below regarding valuation inputs and see Note 6 regarding goodwill and intangible newspaper masthead impairments recorded during the quarter ended March 29, 2020.

Newsprint, ink and other inventories

Newsprint, ink and other inventories are stated at the lower of cost (based principally on the first-in, first-out method) and net realizable value.

Assets Held for Sale

As of March 29, 2020, we had land and/or buildings classified as assets held for sale at six of our media companies compared to only five as of December 29, 2019. During the three months ended March 29, 2020, we began to actively market for sale one property, which includes land and buildings at one of our media companies.

The carrying value of the land and building at one of the properties held for sale during 2019 was reduced to its estimated fair value less selling costs. As a result, an impairment charge of $0.7 million was recorded in goodwill and other asset write-downs during the three months ended March 31, 2019. There were no similar impairment charges during the three months ended March 29, 2020.

Property, Plant and Equipment

Depreciation expense with respect to property, plant and equipment is summarized below:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2020	2019
Depreciation expense	$14,768	$5,717

During the three months ended March 29, 2020, we accelerated $10.0 million in depreciation expense primarily related to the production equipment associated with outsourcing our printing process in Miami, Florida. We had no accelerated depreciation in the three months ended March 31, 2019.

Goodwill and Intangible Assets

We test the recorded amount of goodwill for impairment annually at year-end, or whenever events occur, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform this testing on our operating segments, which are also considered our reporting units. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The fair value of our reporting units are generally determined using an equal weighting of a market approach and an income approach. We use market multiples derived from a set of competitors or companies with comparable market characteristics to establish fair values for a reporting unit (market approach). We also estimate fair value using discounted projected cash flow analysis (income approach). This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, the long-term rate of growth for our business, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. See Note 6 for discussion of our goodwill impairment testing results.

In the first quarter of 2020, there was significant volatility in the market as initial reactions to the COVID-19 pandemic began to impact companies and long-term impacts of COVID-19 on domestic and foreign affairs were unknown. The market sentiment created a wide range of metrics for our peer group, making the market approach less reliable or meaningful than it has been historically. As such, we used the income approach to estimate that fair value of the reporting units rather than a market approach as the implied revenue and EBITDA multiples from the market approach did not yield as reliable fair values given the volatile market conditions at the time of the interim assessment. See Note 6 for discussion of our goodwill impairment testing results.

The recorded amount of identifiable intangible assets related to newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually at year-end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We use a relief-from-royalty approach, which utilizes the discounted cash flow model to determine the fair value of each newspaper masthead. See Note 6 for discussion of our intangible assets impairment testing results.

Long-lived assets such as intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of such long-lived assets during the three months ended March 29, 2020, or March 31, 2019.

Investments in Unconsolidated Companies

Investments in unconsolidated companies are accounted for using either the equity method or the measurement alternative method. Investments through which we exercise significant influence but do not have control over the investee are accounted for under the equity method. Investments through which we are not able to exercise significant influence over the investee are accounted for under the measurement alternative method as these investments do not have readily determinable fair values. The measurement alternative method was elected for investments without readily determinable fair values formerly accounted for under the cost method. The measurement alternative value represents cost minus any impairments, if any, plus or minus any observable price changes. There was no impairment of our investments in unconsolidated companies during the three months ended March 29, 2020, or March 31, 2019.

Financing Obligations

Financing obligations (also known as failed sale and leaseback transactions) consist of contributions of real properties to the Pension Plan (see Note 8) in 2016 and 2011, real property previously owned by The Sacramento Bee in Sacramento, California that was sold and leased back during the third quarter of 2017, real property previously owned by The State in Columbia, South Carolina that we sold and leased back during the second quarter of 2018, and real property previously owned by The Kansas City Star in Kansas City, Missouri that was sold and leased back during the second quarter of 2019.

We account for all of these properties that we lease back as financing transactions and, accordingly, we continue to depreciate the carrying value of the properties in our financial statements. No gain or loss will be recognized on the contributed or sold properties until the financing obligation is extinguished. For the contributed properties, at the time of our contribution to the Pension Plan, our pension obligation was reduced and our financing obligations were recorded equal to the fair market value of the properties. For all of the contributed and sold properties, the financing obligation is reduced by a portion of the lease payments made either to the Pension Plan or to the new owners each month.

See Note 12 for additional discussion related to rejected financing obligation leases subsequent to March 29, 2020

Segment Reporting

We have two operating segments that we aggregate into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods. Our operating segments are based on how our chief executive officer, who is also our Chief Operating Decision Maker (“CODM”), makes decisions about allocating resources and assessing performance. The CODM is provided discrete financial information for the two operating segments. Each operating segment consists of a group of media companies and both operating segments report to the same segment manager. One of our operating segments (“Western Segment”) consists of our media companies’ operations in California, Washington and the Central region, while the other operating segment (“Eastern Segment”) consists primarily of media companies’ operations in the Carolinas and the East and Southeast regions.

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

We perform our assessment of the deferred tax assets quarterly, weighing the positive and negative evidence as outlined in ASC 740-10, Income Taxes. As we have incurred three years of cumulative pre-tax losses, such objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. As of December 29, 2019, our valuation allowance against a majority of our deferred tax assets was $176.1 million. For the three months ended March 29, 2020, we recorded an increase in the valuation allowance of $8.5 million. Our valuation allowance as of March 29, 2020, was $184.6 million.

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

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-02 adds, removes and modifies various disclosure requirements within Topic 820. We adopted Topic 820 as of December 30, 2019, and the adoption did not have an impact on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based upon a broad set of information to include historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 has been amended by ASU’s 2018-19, 2019-04, 2019-05, 2019-11, 2020-02 and 2020-03, which provide further guidance and clarification on specific items within the previously issued update. ASU 2016-13 is effective for us for interim and annual reporting periods beginning after December 15, 2022. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 modifies Accounting Standards Codification 740 to remove certain exceptions and also add guidance to reduce complexity in certain areas. For companies that file with the Securities and Exchange Commission, the standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted but requires simultaneous adoption of all provisions of the new standard. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security over under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. It is effective for us for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

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

We generate advertising revenues through digital products that are sold on cost-per-thousand impressions (“CPM”) which means that an advertiser pays based upon the number of times their ad is displayed on our owned and operated websites and apps, our partners’ websites, ad exchanges, in a video pre-roll or a programmatic bidding exchange. Such revenues are recognized according to the timing outlined in the contract.

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

Other revenues also include revenues from subleasing contracts and grant and sponsorship revenue received through our Community Funding Initiatives and the Compass Experiment. Revenues received from subleasing are discussed in Note 5. Grants and sponsorships are accounted for in accordance with ASC Subtopic 958-605, Not-for-Profit Entities – Revenue Recognition, and revenues are recorded when funds are received and no conditions exist, or after conditions have been met.

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

Unearned Revenues

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the unearned revenue balance for the three months ended March 29, 2020, reflects cash payments received or due in advance of satisfying our performance obligations, partially offset by $34.1 million of revenues recognized that were included in the unearned revenue balance as of December 29, 2019.

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

Certain leases have rent holidays or leasehold improvement incentives which account for the difference between the right-of-use (“ROU”) assets and the lease liabilities. Many of our leases include lease components (e.g., fixed rent payments) and non-lease components (e.g., common-area or other maintenance costs, utilities, or other lease costs imposed) which are accounted for as a single lease component, because we have elected the practical expedient to group lease and non-lease components for all leases.

None of our leases contain contingent rent provisions or concessions, residual value guarantees or restrictive covenants. Our leases have remaining terms of less than one year to nine years, except for one parking lot lease with 43 years remaining.

Some of our distribution center, vehicle, and equipment leases have a combination of cancelable month-to-month lease terms and non-cancelable lease terms of less than one year. We have elected the practical expedient to exclude these short-term leases from recognition of our ROU assets and lease liabilities.

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

We have one financing lease (formerly known as a capital lease) for office furniture and fixtures located at one of our office facilities. The total financing lease payments are calculated to be approximately $1.0 million and $1.1 million as of March 29, 2020, and December 29, 2019, respectively. As of March 29, 2020, the payments run over the course of the remaining 6 years and are not material to the future lease payments schedules presented below. The finance lease asset is recorded within the other assets line item of the condensed consolidated balance sheet. The finance lease short-term and long-term obligations are recorded within other accrued liabilities and other long-term liabilities line items of the condensed consolidated balance sheet, respectively.

As our lease contracts do not provide an implicit interest rate, we use our effective yield of our secured debt as the secured incremental borrowing rate for leases with an 8-year tenure. The secured incremental borrowing rate was adjusted using the treasury yield curve at the transition date to determine the present value of each of the future payments.

The cost components of our operating and financing leases were as follows:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2020	2019
Financing lease costs:
Amortization of ROU asset	$24	$24
Interest on lease liabilities	18	20
Operating lease costs	3,169	3,464
Short-term lease cost	360	713
Variable lease cost	327	467
Sublease income	(1,491)	(1,461)
Total lease costs	$2,407	$3,227

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

As of March 29, 2020, the aggregate future lease payments for operating leases are as follows:

Operating
(in thousands)	Leases
2020 (remainder)	$8,696
2021	10,055
2022	10,384
2023	9,535
2024	8,550
2025	7,085
Thereafter	13,864
Total undiscounted cash flows	68,169
Less imputed interest	(15,862)
Total lease liability	$52,307

The weighted average remaining lease terms and discount rates for all of our operating and financing leases were as follows:

	March 29, 2020		March 31, 2019
	Operating	Financing	Operating	Financing
	Leases	Lease	Leases	Lease
Weighted average remaining lease term (years)	6.48	5.59	7.44	6.58
Weighted average discount rate	9.19%	10.50%	9.12%	10.50%

Supplemental cash flow information related to our operating and financing leases was as follows:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,303	$3,504
Operating cash outflow from financing lease	18	20
Financing cash outflow from financing lease	20	17
ROU assets obtained in exchange for new operating lease liabilities	1,172	263

As of March 29, 2020, we do not have any new financing leases or significant additional operating leases that have not yet commenced.

Rejected Leases

During the quarter ended March 29, 2020, we obtained approval from the Bankruptcy Court to reject five of our operating leases with a total net liability of approximately $1.5 million. As a result, we terminated these leases by writing off the net lease liabilities and recorded gains of $1.5 million on the write-off of these rejected leases during the three months ended March 29, 2020. In addition, ASC 852 requires us to analyze any estimated damages we may be required to pay the lessors as a result of rejecting these leases. Therefore, we recorded an $0.8 million charge related to the estimated damages on these rejected leases during the same period that are included in liabilities subject to compromise. Also see Note 12 for additional discussion related to rejected leases subsequent to March 29, 2020.

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 29,	Impairment	Amortization	March 29,
(in thousands)	2019	Charges	Expense	2020
Intangible assets subject to amortization	$838,336	$—	$—	$838,336
Accumulated amortization	(831,878)	—	(224)	(832,102)
	6,458	—	(224)	6,234
Mastheads	62,795	(4,769)	—	58,026
Goodwill	420,178	(58,993)	—	361,185
Total	$489,431	$(63,762)	$(224)	$425,445

Impairment of Goodwill and Intangible Assets

During the quarter ended March 29, 2020, we performed an interim test of impairment of goodwill and intangible newspaper mastheads due to the continuing challenging business conditions, the impact of COVID-19, and changes in our assessment of profitability in future years. The fair values of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the present value of expected future cash flows, using estimates, judgments and assumptions (see Note 3) that we believe were appropriate in the circumstances. As a result, we recorded impairment charges in our Western and Eastern reporting units related to goodwill of $19.9 million and $39.1 million, respectively, during the quarter ended March 29, 2020. We also recorded an intangible newspaper masthead impairment charge of $4.8 million in the first quarter of 2020. These impairments were recorded in the goodwill and other asset write-downs line item on our condensed consolidated statements of operations.

We had no impairment of goodwill or intangible newspaper mastheads during the three months ended March 31, 2019.

Amortization expense with respect to intangible assets is summarized below:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2020	2019
Amortization expense	$224	$11,801

The estimated amortization expense for the remainder of fiscal year 2020 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2020 (Remainder)	$579
2021	680
2022	655
2023	667
2024	640
2025	363

7.  LONG-TERM DEBT

In connection with the Chapter 11 Cases, we entered into the DIP Credit Agreement. See Note 2. The DIP Credit Agreement replaces the ABL Credit Agreement, defined below.

The commencement of the Chapter 11 Cases constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under our various debt agreements. However, any efforts to enforce payment obligations under the debt agreements are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt agreements are subject to the applicable provisions of the Bankruptcy Code.

As of March 29, 2020, all of our long-term debt was in fixed rate obligations. As of March 29, 2020, and December 29, 2019, our outstanding long-term debt consisted of senior secured notes, unsecured notes, and loans. Our outstanding long-term debt obligations are stated net of unamortized debt issuance costs, fair value adjustments and unamortized discounts, if applicable, totaling $12.6 million and $95.6 million as of March 29, 2020, and December 29, 2019, respectively. The unamortized discounts include fair value adjustments on unsecured debt acquired in 2006, as well as the Junior Term Loans and the 2026 Notes that included original issue discounts from our 2018 debt refinancing. Effective with the filing of the Chapter 11 Cases, all of the outstanding long-term debt, except for our first lien 2026 Notes, was reclassified to liabilities subject to compromise at face value. As such, during the quarter ended March 29, 2020, we recognized a $81.7 million  write-off of unamortized debt issuance costs related to the notes, loans and debentures, that were all subordinate to the First Lien Notes, in reorganization items, net, on our condensed consolidated statements of operations.

Our previous ABL Credit Agreement had unamortized debt issuance costs of $1.4 million as of December 29, 2019, that were included in other assets on our condensed consolidated balance sheets. As discussed above, the ABL Credit Agreement was replaced with the DIP Credit Agreement in February 2020. Therefore, during the quarter ended March 29, 2020, we recognized a $1.4 million write-off of unamortized debt issues costs related to the ABL Credit Agreement in reorganization items, net on our condensed consolidated statements of operations.

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	March 29,	March 29,	December 29,
(in thousands)	2020	2020	2019
DIP Credit Agreement	$—	$—	$—
ABL Credit Agreement	—	—	—
Notes:
9.000% senior secured notes due in 2026	262,851	250,292	249,793
7.795% junior term loan due in 2030	157,083	157,083	126,148
6.875% senior secured junior lien notes due in 2031	268,423	268,423	217,392
7.150% debentures due in 2027	7,105	7,105	6,855
6.875% debentures due in 2029	7,807	7,807	7,484
Long-term debt prior to reclassification to Liabilities subject to compromise	$703,269	$690,710	$607,672
Less amounts reclassified to Liabilities subject to compromise	440,418	440,418	—
Total long-term debt	$262,851	$250,292	$607,672

Debt Redemptions, Repurchases and Extinguishment of Debt

In March 2019, we issued $75.0 million aggregate principal amount of additional 6.875% senior secured junior lien notes due in 2031 (“2031 Notes”) in exchange for an equal principal amount of the unsecured 6.875% debentures due in 2029 (“2029 Debentures”). See Junior Lien Term Loan Agreement section below for additional discussion. This exchange was accounted for as a modification of debt with no gain or loss recorded in earnings.

Debtor-In-Possession Credit Facility

As discussed above, in February 2020 we entered into a $50.0 million DIP Credit Agreement. The DIP Credit Agreement, which replaces our former ABL Credit Agreement, provides for a DIP Facility consisting of a new revolving loan facility in an aggregate principal amount of up to $50.0 million, which is in the form of revolving loans and a sub-limit of $3.5 million, in the form of letters of credit. Our obligations under the DIP Facility will be secured by all of our assets, whether now existing or hereafter acquired. The maturity date of the DIP Facility is no longer than August 12, 2021.

The proceeds of the loans extended under the DIP Credit Agreement may be used for purposes permitted by orders of the Bankruptcy Court, including (i) for working capital and other general corporate purposes, (ii) to pay transaction costs, professional fees and other obligations and expenses incurred in connections with the DIP Facility, the Chapter 11 Cases and the transactions contemplated thereunder, and (iii) to pay adequate protection expenses, if any to the extent set forth in any order entered by the Bankruptcy Court. We have the right to prepay loans under the DIP Credit Agreement in whole or in part at any time without penalty. Subject to availability under the DIP Credit Agreement’s borrowing base, amounts repaid may be reborrowed.

Loans under the DIP Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin rate of 3.5%.  Interest on loans is payable monthly in arrears.  If LIBOR is discontinued or is no longer reliable, borrowings under the DIP Facility would bear interest using the Base Rate plus 1.5%. The Base Rate is considered the greatest of the federal funds rate plus 0.50%, 1.5%, or the Wells Fargo publicly announced prime rate.

Any portion of the available DIP Facility that is unused is assessed a fee of .50%, which is also due monthly and in arrears.

The DIP Facility carries an early termination fee of 1.5% of the commitment amount being terminated within the first year of the agreement.

As of March 29, 2020, under the DIP Credit Agreement we had $12.5 million of available credit. The borrowing base is recalculated twice monthly and calculated based on secured advertising accounts receivable and inventory balances. It is also subject to seasonality of advertising sales around year-end holiday periods (and resulting growth in advertising accounts receivable balances).

The DIP Credit Agreement contains customary representations, warranties and covenants that are typical and customary for debtor-in-possession facilities of this type, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreement also contains customary events of default, including as a result of certain events occurring in the Chapter 11 Cases. The DIP Credit Agreement was subject to approval by the Bankruptcy Court.

ABL Credit Agreement and LOC Facility

The ABL Credit Agreement entered into in July 2018, among the Company, the subsidiaries of the Company party thereto, as borrowers, the lenders party thereto, and Wells Fargo, as administrative agent (“ABL Credit Agreement”) provided for up to $65.0 million secured asset-backed revolving credit facility with a letter of credit subfacility and a swing line subfacility. In addition, the ABL Credit Agreement provided for a $35.0 million cash secured letter of credit facility (“LOC Facility”). As discussed above, the ABL Credit Agreement was in effect until the Petition Date and then was replaced by the DIP Credit Agreement. As of the petition date, the ABL Credit Agreement was terminated other than for Surviving Obligations. Surviving Obligations include the ability to continue the previously collateralized letters of credit to maturity and continue with treasury and commercial card programs. In consideration for the Surviving Obligations, we agreed to provide additional cash collateral for those programs and the letters of credit outstanding.

As of March 29, 2020, we had $26.7 million standby letters of credit secured under the Surviving Obligations. As of March 29, 2020, and December 29, 2019, we were required to provide cash collateral equal to 102% and 100%, respectively, of the aggregate stated amount of each outstanding letter of credit. Cash collateral associated with the standby letters of credit, under the Surviving Obligations, is considered restricted cash and is classified in other assets on our condensed consolidated balance sheets.

2026 Senior Secured Notes and Indenture

We entered into an Indenture (“2026 Notes Indenture”) in July 2018, among the Company, guarantor subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (“2026 Notes Trustee”), pursuant to which we issued $310.0 million aggregate principal amount of 2026 Notes. We are required to redeem the 2026 Notes from the net cash proceeds of certain asset dispositions and from a portion of our excess cash flow (as defined in the 2026 Notes Indenture). As of December 29, 2019, there was no excess cash flow redemption due.

If we experience specified changes of control triggering events, we must offer to repurchase the 2026 Notes at a repurchase price equal to 101% of the principal amount of the 2026 Notes repurchased, plus accrued and unpaid interest, if any, to, but excluding the applicable repurchase date.

The 2026 Notes Indenture contains covenants that, among other things, restrict our ability and our restricted subsidiaries to:

●	incur certain additional indebtedness and issue preferred stock;
●	make certain distributions, investments and other restricted payments;
●	sell assets;
●	agree to any restrictions on the ability of restricted subsidiaries to make payments to us;
●	create liens;
●	merge, consolidate or sell substantially all of our assets, taken as a whole; and
●	enter into certain transactions with affiliates.

These covenants are subject to a number of other limitations and exceptions set forth in the 2026 Notes Indenture.

The 2026 Notes Indenture provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements, or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2026 Notes under the 2026 Notes Indenture becomes due and payable immediately without further action or notice. If any other event of default under the 2026 Notes Indenture occurs or is continuing, the 2026 Notes Trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2026 Notes under the 2026 Notes Indenture may declare all of such 2026 Notes to be due and payable immediately. Due to the automatic stay provisions in the Chapter 11 Cases, ASC 852 confirms that it is unnecessary to reclassify these 2026 Notes to current and therefore, they remain in long-term liabilities as of March 29, 2020.

2031 Senior Secured Junior Lien Notes and Indenture

Under the terms of the Junior Term Loan Agreement (discussed below), upon written notice to us, affiliates of Chatham Asset Management, LLC (“Chatham”) could elect to convert up to $75.0 million in aggregate principal amount of 2029 Debentures owned by them into an equal principal amount of Tranche B Junior Term Loans or notes with terms substantially similar to the Tranche B Junior Term Loans. As discussed previously, in March 2019, Chatham notified us of their election to convert approximately $75.0 million aggregate principal amount of 2029 Debentures to additional 2031 Notes. The additional 2031 Notes have identical terms, other than with respect to the date of issuance, to the 2031 Notes and will be treated as a single class for all purposes under the applicable indenture. These 2031 Notes have substantially the same terms as the Tranche A Junior Term Loan.

We have the right to prepay notes under the 2031 Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest, if any. Amounts prepaid may not be reborrowed.

In accordance with ASC 852, we stopped accruing interest on our 2031 Notes as of the Petition Date. As of March 29, 2020, all accrued and unpaid interest on our 2031 Notes was classified as liabilities subject to compromise on the condensed consolidated balance sheet. See Note 2.

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

The Junior Term Loan bears interest at a rate per annum equal to 7.795%. In accordance with ASC 852, we stopped accruing interest on our Junior Term Loan Agreement as of the Petition Date. As of March 29, 2020, all accrued and unpaid interest on our Junior Term Loan has been classified as liabilities subject to compromise on the condensed consolidated balance sheet. See Note 2.

Other Debt

After giving effect to the 2031 Notes, we have $7.1 million aggregate principal amount of 2027 Debentures and $7.8 million aggregate principal amount of 2029 Debentures outstanding as of March 29, 2020. As of March 29, 2020, all  accrued and unpaid interest on the 2027 Debentures and the 2027 Debentures has been classified as liabilities subject to compromise on the condensed consolidated balance sheet. See Note 2.

8.  EMPLOYEE BENEFITS

Pension Plan

We maintain a Pension Plan, which covers certain eligible employees and retirees and has been frozen since March 31, 2009. No new participants may enter the Pension Plan and no further benefits will accrue. However, years of service continue to count toward early retirement calculations and vesting of benefits previously earned.

We also have a limited number of supplemental retirement plans to provide certain key employees and retirees with additional retirement benefits. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is largely included in pension and postretirement obligations.

Effective with the filing of our Chapter 11 Cases, we have reclassified the current and long-term portions of the pension and supplemental retirement plan liabilities from accrued pension liabilities and pension and post-retirement obligations, respectively, to liabilities subject to compromise on the March 29, 2020, condensed consolidated balance sheet. The obligations related to our post-retirement health and welfare plan were not moved to liabilities subject to compromise because that plan was approved by the Bankruptcy Court in the Chapter 11 Cases proceedings. See Note 2 for details of the liabilities subject to compromise.

The elements of retirement benefit expense are as follows:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2020	2019
Pension plans:
Interest Cost	$17,302	$20,521
Expected return on plan assets	(20,209)	(21,502)
Special termination benefits	—	6,834
Actuarial loss	7,239	5,525
Net pension expense	4,332	11,378
Net post-retirement benefit credit	(465)	(651)
Net retirement benefit expenses	$3,867	$10,727

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

Lump sum pension and termination payments made under the ERIP totaled approximately $35.1 million, decreasing both the benefit obligation and the fair value of plan assets. Due to the significance of this program, we remeasured the retirement plan assets and benefit obligations as of March 22, 2019. The remeasurement and the special termination benefits resulted in a net reduction to the pension liability and the recognition of a one-time non-cash charge of $6.8 million for the special termination benefits, presented in retirement benefit expense on the condensed consolidated statement of operations during the three months ended March 31, 2019.

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables eligible employees to defer compensation. In the three months ended March 29, 2020, and March 31, 2019, our matching contributions were $0.5 million and $0.6 million, respectively. Matching contributions are recorded in the compensation line item of our condensed consolidated statement of operations.

9. CASH FLOW INFORMATION

Reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheets to the total of the same such amounts shown above:

	March 29,	December 29,
(in thousands)	2020	2019
Cash and equivalents	$14,540	$10,514
Restricted cash included in other assets (1)	27,182	26,649
Total cash, cash equivalents and restricted cash	$41,722	$37,163

_____________________

(1) Restricted cash balances are time deposit accounts secured against letters of credit primarily related to contractual agreements with our workers’ compensation insurance carrier and one of our property leases.

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2020	2019
Interest paid (net of amount capitalized)	$2,826	$28,323
Income taxes paid (net of refunds)	(659)	(152)
Cash paid for reorganizational items, net (1)	1,135	—

_____________________

(1) Includes cash paid for professional fees and the DIP financing fees.

Other non-cash financing activities includes the issuance of $75.0 million of additional 2031 Notes in exchange for $75.0 million of our 2029 Debentures during March 2019.

10.  COMMITMENTS AND CONTINGENCIES

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

As of March 29, 2020, we had $26.7 million of standby letters of credit secured under the LOC Facility.

11.  SUPPLEMENTAL EQUITY INFORMATION

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 29, 2019	$(567,670)	$(8,469)	$(576,139)
Amounts reclassified from AOCL	6,735	—	6,735
Other comprehensive income	6,735	—	6,735
Balance at March 29, 2020	$(560,935)	$(8,469)	$(569,404)

	Amount Reclassified from AOCL
	Three Months Ended
(in thousands)	March 29,	March 31,	Affected Line in the Condensed
AOCL Component	2020	2019	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$6,735	$4,807	Retirement benefit expense (1)

_____________________

(1) There is no income tax benefit associated with the three months ended March 29, 2020, or March 31, 2019, due to the recognition of a valuation allowance.

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the three months ended March 29, 2020:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 29, 2019	413,466	$7.00
Vested	(205,028)	$7.55
Forfeited	(975)	$6.46
Nonvested — March 29, 2020	207,463	$6.45

The total fair value of the RSUs that vested during the three months ended March 29, 2020, was $44.9 thousand.

The following table summarizes the stock appreciation rights (“SARs”) activity during the three months ended March 29, 2020:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 29, 2019	88,875	$31.61	$—
Outstanding March 29, 2020	88,875	$31.61	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of March 29, 2020, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2020	2019
Stock-based compensation expense	$406	$663

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

	Quarters Ended
	March 29,	March 31,
(shares in thousands)	2020	2019
Anti-dilutive common stock equivalents	360	160

12. SUBSEQUENT EVENTS

Subsequent to March 29, 2020, we received approval from the Bankruptcy Court to reject several of our operating leases and five of our financing obligations. These lease rejections, upon actual termination, will be accounted for as lease terminations or modifications in accordance with ASC 842 during the quarters ending June 28, 2020, and September 27, 2020, as applicable.

As of March 29, 2020, these rejected operating leases represented approximately $24.0 million and $31.8 million of ROU assets and operating lease liabilities, respectively, within our condensed consolidated balance sheet. We are still evaluating the full impact that the ASC 842 modification and termination accounting will have on our ROU asset and lease liability balances during the second and third quarters of 2020. In addition to any gains or losses recognized from the termination of the leases, we also estimate that we will incur $9.0 to $11.0 million in estimated damages on the rejected leases during the second and third quarters of 2020, as applicable.

As of March 29, 2020, the rejected leases that are accounted for as financing obligations represented $31.0 million of property, plant and equipment (“PP&E”), net and $41.9 million of financing obligations, within our condensed consolidated balance sheet. We expect the reduction of PP&E and the financing obligation will result in a net non-cash gain of approximately $11.0 million during the quarter and six months ending June 28, 2020. This net gain will be partially offset by $3.3 million in estimated damages on the rejected leases during the second quarter of 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to future financial performance and operations, trends in advertising, uses of cash, and the outcome of the Chapter 11 Cases. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. These risks and uncertainties include, but are not limited to:

●	the effects of the Bankruptcy Court rulings in the Chapter 11 Cases (as defined in Note 2) and the outcome of the proceedings in general;
●	the length of time the Company will operate while in the Chapter 11 Cases;
●	our restructuring efforts rely on coming to terms with multiple parties who may have conflicting interests;
●	the potential adverse effects of Chapter 11 Cases on the Company’s liquidity or results of operations or its ability to pursue its business strategies, maintain business and operational relationships and retain key executives;
●	our ability to complete definitive documentation in connection with any Chapter 11 transaction satisfactory to the Company and our stakeholders, and our ability to obtain requisite support for any proposed transaction from various stakeholders and confirm and consummate that transaction in accordance with its terms;
●	the sufficiency of the DIP Facility (as defined below) to allow the Company to operate as usual and fulfill ongoing commitments to stakeholders;
●	our ability to successfully emerge from Chapter 11 via a plan of reorganization or to successfully consummate the proposed sale of the business pursuant to Section 363 of the Bankruptcy Code, which will be contingent upon numerous factors, including obtaining the Bankruptcy Court’s approval of a Chapter 11 plan of reorganization or sale agreement;
●	our ability to obtain a new credit facility, or “exit financing” upon our emergence from Chapter 11;
●	increased levels of employee attrition during the Chapter 11 Cases;
●	our reliance on third party vendors and the impact of the Chapter 11 filing on such relationships;
●	our ability to continue as a going concern;
●	the continued trading of our securities on the OTC Pink Market;
●	significant competition in the market for news and advertising;
●	general economic and business conditions;
●	continued diminished revenues from advertising as a result of the COVID-19 pandemic and increased costs or other disruptions as a result of COVID-19;
●	changes in technology, services and standards, and changes in consumer behavior;
●	ability to grow and manage our digital businesses;
●	our ability to successfully execute cost-control measures, including selling excess assets;
●	any changes to our business and operations that may result in goodwill and masthead impairment charges;
●	any harm to our reputation, business and results of operations resulting from data security breaches and other threats and disruptions;
●	fluctuating price of newsprint or disruptions in newsprint supply chain;
●	any labor unrest;
●	accelerated decline in print circulation volume;
●	developments in the laws and regulations to which we are subject resulting in increased costs and lower revenues; and
●	adverse results from litigation or governmental investigations.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 29, 2020, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2019 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 30, 2020. All period references are to our fiscal periods unless otherwise indicated.

Overview

We operate 30 media companies in 14 states, each providing its community with high-quality news and advertising services in a wide array of digital and print formats. We are a publisher of brands such as the Miami Herald, The Kansas City Star, The Sacramento Bee, The Charlotte Observer, The (Raleigh) News & Observer, and the Fort Worth Star-Telegram. We are headquartered in Sacramento, California, and as of February 14, 2020, our Class A Common Stock is listed on the OTC Pink Market under the symbol MNIQQ.

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Three Months Ended
	March 29,	March 31,
	2020	2019
Revenues:
Advertising	39.8%	47.2%
Audience	51.7%	46.1%
Other	8.5%	6.7%
Total revenues	100.0%	100.0%

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

See “Results of Operations” below for a discussion of our revenue and expense performance for the three months ended March 29, 2020, and March 31, 2019.

Recent Developments

Bankruptcy Filing and Going Concern

As a result of the commencement of the Chapter 11 Cases on February 13, 2020, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Cases, we intend to restructure our balance sheet and reduce overall indebtedness. Additionally, as a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee we will successfully consummate a sale of our assets or agree upon a viable plan of reorganization with our various stakeholders, or that any such agreement will be reached in the time frame that is acceptable to the Bankruptcy Court.

We have concluded that our financial condition and projected operating results, contribution amounts required on our Pension Plan, defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 Cases raise substantial doubt as to our ability to continue as a going concern.

See Note 2 for further discussion.

Debtor-In-Possession Financing

To ensure sufficient liquidity throughout the Chapter 11 Cases, we obtained a $50.0 million DIP Credit Agreement. This DIP Credit Agreement, coupled with our normal operating cash flows, is providing liquidity for McClatchy and all of our local news outlets to operate as usual and fulfill ongoing commitments to stakeholders.

The DIP Credit Agreement, which replaces our former ABL Credit Agreement. (see Note 7 for further discussion of our debt), provides for a DIP Facility consisting of a new revolving loan facility in an aggregate principal amount up to $50 million, which is in the form of revolving loans that are subject to borrowing base limitations or, subject to a sub-limit of $3.5 million, in the form of letters of credit. Our obligations under the DIP Facility will be secured by all of our assets, whether now existing or hereafter acquired. The maturity date of the DIP Facility is no later than August 12, 2021.

Delisting of our Common Stock from the NYSE American

Our Class A Common Stock was previously listed on the NYSE American under the symbol MNI. On February 13, 2020, the NYSE American suspended the trading of our Class A Common Stock upon our filing the Chapter 11 Cases, and our Class A Common Stock has been quoted “over-the-counter” on the OTC Pink Market under the symbol MNIQQ. On February 21, 2020, the NYSE American filed a Form 25 with the SEC to delist our Class A Common Stock from the NYSE American. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Exchange Act became effective on May 21, 2020, 90 days after the filing date of the Form 25.

Coronavirus (COVID-19) Pandemic

In early 2020, the World Health Organization declared that the recent COVID-19 outbreak was a global health emergency and then in March 2020, they raised the COVID-19 outbreak to “pandemic” status. Our advertising revenues are dependent on general economic and business conditions in our markets or those impacting our customers, including from natural disasters and public health emergencies, such as COVID-19. The transmission of COVID-19 and efforts to contain its spread have resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the economic environment.

In the states in which we operate, the governors issued stay-at-home orders, which restricted the movements of residents except for essential tasks or to go to work in essential businesses. These restrictions have caused challenges to our business operations and have increased the risk factors listed above. And while, the news media industry has generally been designated as essential businesses thus far, if significant portions of our workforce are unable to work effectively, our operations, including the printing and delivery of print newspapers, will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. Furthermore, the outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets.

The majority of the COVID-19 pandemic impacts have been to total advertising revenues (39.8% of total revenues in the first quarter of 2020), the collectability of some of our accounts receivables, single copy newspaper revenues (5.1% of total revenues in the first quarter of 2020), and employee costs. We continue to monitor the situation, to assess further possible implications to our business and customers, and to take actions in an effort to mitigate adverse consequences.

On March 27, 2020, the CARES Act was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code.

While we do not qualify for any of the business loans or grants under the CARES Act, modifications to the tax rules for the carryback of net operating losses and business interest limitations allowed us to file for a federal tax refund of approximately $11.7 million. In addition, section 2302 of the CARES Act allows us to delay the payment of our share of certain payroll taxes incurred from March 27, 2020, through December 31, 2020.

Non-Cash Impairment Charges

During the quarter ended March 29, 2020, we performed an interim testing of impairment of goodwill and intangible newspaper mastheads due to the continuing challenging business conditions and changes in our assessment of profitability in future years. As a result, during the quarter ended March 29, 2020, we recorded impairment charges to goodwill and intangible newspaper mastheads of $59.0 million and $4.8 million, respectively. See Notes 3 and 6 for further discussion.

Results of Operations

The following table reflects our financial results on a consolidated basis for the three months ended March 29, 2020, and March 31, 2019.

	Three Months Ended
	March 29,	March 31,
(in thousands, except per share amounts)	2020	2019
Net loss	$(178,653)	$(41,956)

Net loss per diluted common share	$(22.52)	$(5.34)

The increase in the net loss in the three months ended March 29, 2020, compared to the same period in 2019, was primarily due to the recognition of $95.2 million of reorganizational items related to the Chapter 11 Cases during the three months ended March 29, 2020. In addition, goodwill and other asset write-downs of $63.8 million in 2020 compared to $0.7 million in 2019. While advertising revenues were lower during the three months ended March 29, 2020, compared to the same period in 2019, the lower revenues were largely offset by lower operating expenses, excluding goodwill and other asset write-downs.

Revenues

During the three months ended March 29, 2020, total revenues decreased 13.5% compared to the same period in 2019, primarily due to the continued decline in demand for advertising. The decline was accelerated in the last few weeks of the first quarter of 2020 as stay-at-home orders were issued and many businesses closed temporarily due to the COVID-19 pandemic. The decline in print advertising was also due to large retail advertisers continuing to reduce preprinted inserts and in-newspaper ROP advertising in favor of digital products. We expect this trend to continue for the foreseeable future.

The following table summarizes our revenues by category:

	Three Months Ended
	March 29,	March 31,	$	%
(in thousands)	2020	2019	Change	Change
Advertising
Digital-only	$24,550	$34,433	$(9,883)	(28.7)
Digital bundled with print	6,150	6,114	36	0.6
Total digital	30,700	40,547	(9,847)	(24.3)
Print	20,609	31,209	(10,600)	(34.0)
Direct marketing	10,786	13,439	(2,653)	(19.7)
Total advertising	62,095	85,195	(23,100)	(27.1)
Total audience	80,692	83,112	(2,420)	(2.9)
Other revenues	13,238	12,017	1,221	10.2
Total revenues	$156,025	$180,324	$(24,299)	(13.5)

Advertising Revenues

Total advertising revenues decreased 27.1% during the three months ended March 29, 2020 compared to the same period in 2019. We experienced declines in both advertising on our owned and operated products as well as on advertising placed on our third-party partner’s products, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Three Months Ended
	March 29,	March 31,
	2020	2019
Advertising:
Total digital	49.4%	47.6%
Print	33.2%	36.6%
Direct marketing and other	17.4%	15.8%
Total advertising	100.0%	100.0%

We categorize advertising revenues as follows:

●	Digital advertising - can come in many forms, including banner ads, video, search advertising and/or liner ads, while print advertising is typically display advertising, or in the case of classified, display and/or liner advertising.
●	Print advertising - directly in the newspaper is considered ROP advertising.
●	Direct Marketing and Other – primarily preprint advertisements in direct mail, shared mail and niche publications, events programs, total market coverage publications and other miscellaneous advertising not included in the daily newspaper. These products are generally delivered to non-subscribers of our daily newspapers.

Digital:

Total digital advertising revenues decreased 24.3% during the three months ended March 29, 2020, compared to the same period in 2019. Digital advertising constituted 49.4% of total advertising revenues in the three months ended March 29, 2020 compared to 47.6% for the same period in 2019. Total digital advertising includes digital-only advertising and digital advertising bundled with print.

Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy. Digital-only advertising revenues decreased 28.7% in the first three months of 2020 compared to the same period in 2019, largely due to display advertising and a loss of an affiliate agreement that ended in the December 2019. In addition, in March 2020 we started experiencing decreases in advertising buys as a result of the COVID-19 pandemic and the temporary closure of businesses throughout the country.

Digital advertising revenues bundled with print products increased slightly in the first quarter of 2020 compared to the same period in 2019.

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

Print:

Print advertising decreased 34.0% during the three months ended March 29, 2020, compared to the same period in 2019.

In the first quarter of 2020, the decreases in print advertising revenues were primarily due to decreases of 37.2% in ROP advertising revenues and 26.4% in preprint advertising revenues compared to the same period in 2019. Print advertising results were also impacted by the COVID-19 pandemic and temporary closure of businesses. We expect to continue to see a significant decrease in print revenues in the future periods until businesses are able to allow customers back into their establishments.

Direct Marketing:

Direct marketing and other advertising revenues decreased 19.7% during the three months ended March 29, 2020,  compared to the same period in 2019. The decrease was largely due to declines in insert advertising in our total market coverage (“TMC”) products by large retail customers.

Audience Revenues

Total audience revenues decreased 2.9% during the three months ended March 29, 2020, compared to the same period in 2019. Total audience revenues represented 51.7% of the total revenues during the first three months of 2020 compared to 46.1% in the same period of 2019.

Overall, total digital audience revenues decreased 3.4% in the three months ended March 29, 2020, compared to the same period in 2019. Digital audience revenues that were bundled with print decreased 11.7% but were partially offset by a 47.0% increase in digital-only audience revenues in the three months ended March 29, 2020, compared to the same period in 2019. The increase in digital-only audience revenues during 2020 was a result of a 31.5% increase in our digital-only subscribers to 235,500 as of the end of the first quarter of 2020 compared to 179,100 as of the end of the first quarter in 2019.

Print audience revenues decreased 2.7% in the three months ended March 29, 2020, compared to the same period in 2019, primarily due to lower print circulation volumes that were partially offset by pricing adjustments. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by our industry as available media outlets proliferate and readership trends change. While the COVID-19 pandemic negatively impacted advertising, audience revenues were not as sensitive to the COVID-19 pandemic. Specifically, digital-only subscriptions saw a greater increase during the month of March 2020.

Operating Expenses

Total operating expenses increased 22.3% in the three months ended March 29, 2020, compared to the same period in 2019, primarily due to increases in goodwill and other asset write-downs. This was partially offset by decreases in compensation, newsprint and amortization expenses, as discussed below. Our total operating expenses, excluding goodwill and other asset write-downs, decreased 11.4% and reflects our continued effort to reduce costs through streamlining processes to gain efficiencies.

The following table summarizes operating expenses:

	Three Months Ended
	March 29,	March 31,	$	%
(in thousands)	2020	2019	Change	Change
Compensation expenses	$58,442	$69,435	$(10,993)	(15.8)
Newsprint, supplements and printing expenses	8,880	11,696	(2,816)	(24.1)
Depreciation and amortization expenses	14,992	17,518	(2,526)	(14.4)
Other operating expenses	83,328	88,204	(4,876)	(5.5)
Goodwill and other asset write-downs	63,762	739	63,023	nm
	$229,404	$187,592	$41,812	22.3

_____________________

nm – not meaningful

Compensation expenses, which included both payroll and fringe benefit costs, decreased 15.8% in the three months ended March 29, 2020, compared to the same period in 2019. Payroll expenses declined 15.1% during the three months ended March 29, 2020,  compared to the same period in 2019, primarily due to the reduction in headcount. Average full-time equivalent employees declined 16.4% in the three months ended March 29, 2020, compared to the same period in 2019. Fringe benefit costs decreased 19.5% in the three months ended March 29, 2020, compared to the same period in 2019, which is consistent with the decreases in payroll expenses.

Newsprint, supplements and printing expenses decreased 24.1% in the three months ended March 29, 2020, compared to the same period in 2019. Newsprint expense declined 36.5% during the first three months of 2020 compared to the same period in 2019. The newsprint expense decline reflects a decrease in newsprint tonnage used of 25.0%, in the first three months of 2020. Newsprint prices decreased 15.3% during the first three months of 2020 compared to the same period in 2019. During these same periods, printing expenses, which are primarily costs associated with outsourced printing to third-parties, decreased 25.3% due to decreases in volume printed.

Depreciation and amortization expenses decreased 14.4% in the three months ended March 29, 2020, compared to the same period in 2019. The decrease is primarily related to amortization expense that decreased $11.6 million in the first three months of 2020 compared to the same period in 2019. A majority of the intangible assets subject to amortization became fully amortized in the second quarter of 2019. This decrease in amortization expense was partially offset by an increase in depreciation expense of $9.1 million in the first three months of 2020 compared to the same period in 2019, primarily as a result of accelerated depreciation. During the first three months of 2020, we recorded accelerated depreciation expenses of $10.0 million related to the print production equipment in Miami, Florida that has been identified for outsourcing in 2020. There was no comparable accelerated depreciation in the first three months of 2019.

Other operating expenses decreased 5.5% in the three months ended March 29, 2020, compared to the same period in 2019. The decrease was primarily a result of cost savings initiatives and other efforts to reduce operational costs. During the first three months of 2020, compared to the same period in 2019, we had decreases in various categories, such as marketing, third-party related fees for interactive services, circulation delivery costs, professional fees and other miscellaneous expenses. These decreases were partially offset by an increase in bad debt and other miscellaneous expenses.

Goodwill and other asset write-downs include charges of $63.8 million in the first three months of 2020 compared to $0.7 million in the same period in 2019. These write-downs in the first quarter of 2020 are due to impairment charges to goodwill of $59.0 million and intangible newspaper mastheads of $4.8 million. Other asset write-downs in the first quarter of 2019 includes impairment charges recognized upon classifying certain land and buildings as assets held for sale.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 24.6% in the three months ended March 29, 2020, compared to the same period in 2019. In the first three months of 2020, interest expense related to debt balances decreased $5.6 million compared to the same period in 2019. The decrease in the first quarter of 2020 is partially due to lower overall debt balances resulting from redemptions made in 2019, but also due to the cessation of interest accruals on outstanding pre-petition debt beginning February 13, 2020, in accordance with ASC 852. As such, we stopped accruing interest expense on all of our long-term debt except for the first lien 2026 Notes.

Reorganizational items, net:

Reorganizational items, net, totaled $95.2 million for the three months ended March 29, 2020, and include charges and gains incurred since the Petition Date related to the Chapter 11 Cases. See Note 2 for a detailed description of the charges and offsetting gains. We expect professional fees to continue to be substantial until such time that the Chapter 11 Cases have concluded.

Income Taxes:

In the three months ended March 29, 2020, we recorded an income tax benefit of $8.7 million. As discussed more fully in Note 3 under Income Taxes, during the first three months of 2019, we recorded charges of $8.5 million related to the current period impact of the valuation allowance on deferred tax assets. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes, certain permanently non-deductible expenses, the impact of non-tax deductible charges related to intangibles and goodwill, and the ability to carryback our net operating loss generated in 2019 resulting in an income tax benefit for the receivable due to changes in the tax laws from the CARES Act.

Liquidity and Capital Resources

As a result of the commencement of the Chapter 11 Cases on February 13, 2020, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. As a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee we will successfully consummate a sale of our assets or agree upon a viable plan of reorganization with our various stakeholders or reach any such agreement in the time frame that is acceptable to the Bankruptcy Court. See Note 2 for additional information.

We have entered into a $50.0 million DIP Credit Agreement with Encina which, coupled with our normal operating cash flows, is providing liquidity for McClatchy and all of our local news outlets to operate as usual and fulfill ongoing commitments to stakeholders. The proceeds of the loans extended under the DIP Credit Agreement may be used for purposes permitted by orders of the Bankruptcy Court, including (i) for working capital and other general corporate purposes, (ii) to pay transaction costs, professional fees and other obligations and expenses incurred in connections with the DIP Facility, the Chapter 11 Cases and the transactions contemplated thereunder, and (iii) to pay adequate protection expenses, if any to the extent set forth in any order entered by the Bankruptcy Court.

As a result of the substantial doubt about our ability to continue as a going concern for the next twelve months, and the associated steps that have been undertaken to restructure our balance sheet, our expected cash outflows related to interest payments on our debt in 2020 are difficult to predict at this time. We expect to make adequate protection payments on our DIP Credit Agreement and our first lien notes during 2020 in accordance with the Bankruptcy Court order approving the DIP Credit Agreement but do not expect to make interest payments on our other loans, notes and debentures. We plan to fund our ongoing operations through available borrowings under our DIP Credit Agreement as well as cash generated from operations.

We are unable to predict when we will emerge from Chapter 11 because it is contingent upon numerous factors, many of which are out of our control. Emergence from bankruptcy is contingent upon several factors, which includes obtaining the Bankruptcy Court’s approval of (i) a Chapter 11 plan of reorganization, which will enable us to transition from Chapter 11 into ordinary course operations outside of bankruptcy, or (ii) a sale of our assets pursuant to Section 363 of the Bankruptcy Code. We also may need to obtain a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Cases as well as the general global economic downturn due to the recent outbreak of COVID-19. If approved, a sale of our assets or a plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which such plan is confirmed.

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

Based on current financial projections, we expect to be able to continue to generate cash flows from operations and through availability on our DIP Credit Agreement, in amounts sufficient to fund our operations, satisfy our interest payment obligations on our DIP Credit Agreement and pay administrative expenses including professional fees while under Chapter 11. However, should the Chapter 11 Cases take longer than anticipated or should our financial results be materially and negatively impacted by the COVID-19 pandemic, we may be required to seek additional sources of liquidity. There can be no assurance that we will be able to obtain such liquidity on terms favorable to us, if at all.

At March 29, 2020, we had $703.3 million aggregate principal amount of outstanding debt consisting of $262.9 million of our 2026 Notes, $157.1 million of our Junior Term Loan, $268.4 million of our senior secured junior lien 2031 Notes and $14.9 million of our unsecured Debentures.

Pension Matters:

For our Pension Plan, the net retirement obligations in excess of the retirement plan assets were $650.2 million as of December 29, 2019, consisting of $124.2 million of current pension liabilities and $526.0 million of long-term pension and postretirement obligations. We will seek the Bankruptcy Court’s authority to terminate our Pension Plan, and appoint the PBGC as the plan’s trustee. Under a plan termination, the PBGC would continue to pay the Pension Plan participants their benefits, subject to federal statutory limits. Under current regulations, we believe that such a solution would not have an adverse impact on qualified pension benefits for substantially all plan participants.

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $14.5 million as of March 29, 2020, compared to $17.4 million and $10.5 million as of March 31, 2019, and December 29, 2019, respectively.

The following table summarizes our cash flows:

	Three Months Ended
	March 29,	March 31,
(in thousands)	2020	2019
Cash flows provided by (used in)
Operating activities	$6,569	$(5,712)
Investing activities	(646)	(237)
Financing activities	(1,364)	(579)
Increase (decrease) in cash, cash equivalents and restricted cash	$4,559	$(6,528)

Operating Activities:

We generated $6.6 million of cash from operating activities in the three months ended March 29, 2020, compared to using $5.7 million in the three months ended March 31, 2019. The increase in operating cash flows primarily reflects lower accounts payable payments in 2020 compared to 2019 due to the Chapter 11 Cases which limits our ability to pay pre-petition amounts and the change in our accrued interest balances in the first three months of 2020 compared to the same period in 2019. This was partially offset by payments of approximately $10.0 million in additional deposits that were required as part of the Chapter 11 Cases. In the first three months of 2020, we had interest payments of $2.8 million compared to interest payments of $28.3 million during the same period in 2019. The remaining changes in operating activities relate to miscellaneous timing differences in various payments and receipts.

Investing Activities:

We used $0.6 million of cash from investing activities in the three months ended March 29, 2020, primarily for the purchase of PP&E. We expect total capital expenditures for the full year of 2020 to be approximately $4.0 million.

We used $0.2 million of cash from investing activities in the three months ended March 31, 2019, primarily for the purchase of purchase of PP&E.

Financing Activities:

We used $1.4 million of cash for financing activities in the three months ended March 29, 2020, compared to using $0.6 million in the three months ended March 31, 2019. In 2020, the net cash used was primarily related to $0.8 million for the debt issuance costs related to the DIP financing.

Off-Balance-Sheet Arrangements

As of March 29, 2020, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2019 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill and intangible impairment, pension and post-retirement benefits and income taxes. There have been no material changes to our critical accounting policies described in our 2019 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 10 included as part of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 6. EXHIBITS

Exhibit
Number		Description
10.1		Standstill Agreement dated January 14, 2020 by and between the Company and the Pension Benefit Guaranty Corporation
10.2

Form of Debtor-in-Possession Credit Agreement, dated February 12, 2020, among Encina Business Credit, LLC, as administrative agent for each member of the Lender Group and the Bank Product Providers, the Company, as a debtor and debtor-in-possession, and certain of the Borrowers party thereto

10.3		Engagement Letter, dated February 23, 2020, by and between The McClatchy Company and FTI Consulting, Inc.
31.1		Certification of the Chief Executive Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
31.2		Certification of the Chief Financial Officer of The McClatchy Company pursuant to Rule 13a-14(a) under the Exchange Act
32	**	Certification of the Chief Executive Officer and the Chief Financial Officer of The McClatchy Company pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*Compensation plans or arrangements for the Company’s executive officers and directors

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The McClatchy Company
(Registrant)

June 29, 2020	/s/Craig I. Forman
Date	Craig I. Forman Chief Executive Officer

June 29, 2020	/s/Peter R. Farr
Date	Peter R. Farr Chief Financial Officer