Form 10-Q
period 2020-06-28
MCCLATCHY CO
filed 2020-08-18
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 28, 2020

or

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

As of August 7, 2020, the registrant had shares of common stock as listed below outstanding:

Class A Common Stock	5,506,185	Class B Common Stock	2,428,191

THE MCCLATCHY COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE MCCLATCHY COMPANY

(DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; amounts in thousands, except per share amounts)

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
REVENUES — NET:
Advertising	$45,738	$85,455	$107,833	$170,650
Audience	73,910	80,292	154,602	163,404
Other	11,366	12,915	24,604	24,932
	131,014	178,662	287,039	358,986
OPERATING EXPENSES:
Compensation	54,509	61,456	112,951	130,891
Newsprint, supplements and printing expenses	7,040	11,229	15,920	22,925
Depreciation and amortization	11,324	17,411	26,316	34,929
Other operating expenses	67,397	83,087	150,725	171,291
Goodwill and other asset write-downs (see Notes 3 and 6)	261	—	64,023	739
	140,531	173,183	369,935	360,775

OPERATING INCOME (LOSS)	(9,517)	5,479	(82,896)	(1,789)

NON-OPERATING INCOME (EXPENSE):
Interest expense (contractual interest expense of $17,616 and $36,955 for the quarter and six months ended June 28, 2020, respectively)	(9,680)	(19,920)	(24,788)	(39,964)
Reorganization items, net	(12,048)	—	(107,215)	—
Loss on extinguishment of debt, net	—	(1,986)	—	(1,986)
Retirement benefit expense	(3,868)	(4,329)	(7,735)	(15,056)
Other — net	115	(682)	250	(1,161)
	(25,481)	(26,917)	(139,488)	(58,167)

Loss before income taxes	(34,998)	(21,438)	(222,384)	(59,956)
Income tax benefit	(267)	(3,907)	(9,000)	(469)
NET LOSS	$(34,731)	$(17,531)	$(213,384)	$(59,487)

Net loss per common share:
Basic	$(4.38)	$(2.21)	$(26.89)	$(7.54)
Diluted	$(4.38)	$(2.21)	$(26.89)	$(7.54)

Weighted average number of common shares:
Basic	7,934	7,925	7,934	7,892
Diluted	7,934	7,925	7,934	7,892

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

(DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; amounts in thousands)

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
NET LOSS	$(34,731)	$(17,531)	$(213,384)	$(59,487)
OTHER COMPREHENSIVE INCOME:
Pension and post retirement plans: (1)
Change in pension and post-retirement benefit plans	6,734	5,441	13,469	27,993
Investment in unconsolidated companies: (1)
Other comprehensive income	966	—	966	—
Other comprehensive income	7,700	5,441	14,435	27,993
Comprehensive loss	$(27,031)	$(12,090)	$(198,949)	$(31,494)

_____________________

(1) There is no income tax benefit associated with the quarters and six months ended June 28, 2020, or June 30, 2019, due to the recognition of a valuation allowance.

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

(DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; amounts in thousands, except share amounts)

	June 28,	December 29,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$20,065	$10,514
Trade receivables (net of allowances of $4,628 and $1,754)	33,681	56,096
Other receivables	5,105	8,348
Newsprint, ink and other inventories	4,257	5,297
Assets held for sale	14,947	14,170
Other current assets	17,986	20,087
	96,041	114,512

Property, plant and equipment, net	143,510	203,575
Intangible assets:
Identifiable intangibles — net	64,145	69,253
Goodwill	361,185	420,178
	425,330	489,431
Investments and other assets:
Investments in unconsolidated companies	2,726	2,726
Operating lease right-of-use assets	15,478	45,128
Other assets	65,438	55,883
	83,642	103,737
	$748,523	$911,255
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,737	$29,758
Accrued pension liabilities	—	124,200
Accrued compensation	17,997	18,932
Income taxes payable	2,883	—
Unearned revenue	53,210	55,155
Accrued interest	14,709	25,307
Financing obligation	9,755	13,027
Current portion of operating lease liabilities	5,554	8,105
Other accrued liabilities	2,272	5,146
	142,117	279,630
Non-current liabilities:
Long-term debt	250,791	607,672
Deferred income taxes	15,098	15,027
Pension and postretirement obligations	4,479	526,010
Financing obligations	93,078	132,278
Operating lease liabilities	11,949	46,733
Other long-term obligations	26,636	27,361
	402,031	1,355,081
Total liabilities not subject to compromise	544,148	1,634,711
Liabilities subject to compromise	1,126,006	—

Commitments and contingencies

Stockholders’ deficit:
Common stock $.01 par value:
Class A (authorized 200,000,000 shares, issued 5,507,220 shares and 5,506,030 shares)	55	55
Class B (authorized 60,000,000 shares, issued 2,428,191 shares and 2,428,191 shares)	24	24
Additional paid-in-capital	2,218,597	2,217,823
Accumulated deficit	(2,578,600)	(2,365,216)
Accumulated other comprehensive loss	(561,704)	(576,139)
Treasury stock at cost, 1,035 shares and 608 shares	(3)	(3)
	(921,631)	(723,456)
	$748,523	$911,255

See notes to the condensed consolidated financial statements.

THE MCCLATCHY COMPANY

(DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Six Months Ended
	June 28,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(213,384)	$(59,487)

Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	26,316	34,929
(Gain) loss on disposal of property and equipment (excluding other asset write-downs)	1,161	(2,250)
Retirement benefit expense	7,735	15,056
Stock-based compensation expense	774	966
Deferred income taxes	71	261
Non-cash reorganization items, net	74,462	—
(Gain) loss on extinguishment of debt, net	—	1,986
Goodwill and other asset write-downs	64,023	739
Amortization of bond fees and other debt-related items	2,108	5,028
Non-cash lease expense	4,724	—
Other	600	(3,216)
Changes in certain assets and liabilities:
Trade receivables	22,415	25,064
Inventories	1,040	1,462
Other assets	789	4,058
Accounts payable	22,072	(10,613)
Accrued compensation	(912)	(573)
Income taxes	2,883	(6,535)
Accrued interest	7,514	(513)
Postretirement obligations and other liabilities	(4,834)	(4,391)
Net cash provided by operating activities	19,557	1,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,557)	(1,233)
Proceeds from sale of property, plant and equipment and other	150	3,326
Contributions to cost and equity investments	—	(425)
Net cash provided by (used in) investing activities	(1,407)	1,668

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of notes and related expenses	—	(36,602)
Payment of financing costs	(771)	(28)
Proceeds from sale-leaseback financing obligations	—	29,743
Purchase of treasury shares	—	(353)
Other	(1,170)	(705)
Net cash used in financing activities	(1,941)	(7,945)
Increase (decrease) in cash, cash equivalents and restricted cash	16,209	(4,306)
Cash, cash equivalents and restricted cash at beginning of period	37,163	50,555
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$53,372	$46,249

See notes to the condensed consolidated financial statements

THE MCCLATCHY COMPANY

(DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited; amounts in thousands)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 29, 2019	$55	$24	$2,217,823	$(2,365,216)	$(576,139)	$(3)	$(723,456)
Net loss	—	—	—	(178,653)	—	—	(178,653)
Other comprehensive income	—	—	—	—	6,735	—	6,735
Issuance of 1,190 Class A shares under stock plans	—	—	—	—	—	—	—
Stock compensation expense	—	—	406	—	—	—	406
Purchase of 427 shares of treasury stock	—	—	—	—	—	—	—
Balance at March 29, 2020	$55	$24	$2,218,229	$(2,543,869)	$(569,404)	$(3)	$(894,968)
Net loss	—	—	—	(34,731)	—	—	(34,731)
Other comprehensive income	—	—	—	—	7,700	—	7,700
Stock compensation expense	—	—	368	—	—	—	368
Balance at June 28, 2020	$55	$24	$2,218,597	$(2,578,600)	$(561,704)	$(3)	$(921,631)

	Common Stock				Accumulated
	Class A	Class B	Additional		Other
	$.01 par	$.01 par	Paid-In	Accumulated	Comprehensive	Treasury
	value	value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 30, 2018	$53	$24	$2,216,681	$(1,954,132)	$(604,289)	$(2)	$(341,665)
Net loss	—	—	—	(41,956)	—	—	(41,956)
Cumulative effect adjustment of Topic 842	—	—	—	23	—	—	23
Other comprehensive income	—	—	—	—	22,552	—	22,552
Issuance of 168,610 Class A shares under stock plans	2	—	(2)	—	—	—	—
Stock compensation expense	—	—	663	—	—	—	663
Purchase of 56,934 shares of treasury stock	—	—	—	—	—	(268)	(268)
Balance at March 31, 2019	$55	$24	$2,217,342	$(1,996,065)	$(581,737)	$(270)	$(360,651)
Net loss	—	—	—	(17,531)	—	—	(17,531)
Other comprehensive income	—	—	—	—	5,441	—	5,441
Issuance of 2,320 Class A shares under stock plans	1	—	(1)	—	—	—	—
Stock compensation expense	—	—	303	—	—	—	303
Purchase of 851 shares of treasury stock	—	—	—	—	—	(85)	(85)
Balance at June 30, 2019	$56	$24	$2,217,644	$(2,013,596)	$(576,296)	$(355)	$(372,523)

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

Reclassifications

Certain amounts in the accompanying condensed consolidated statement of operations for the quarter and six months ended June 28, 2019, and in the condensed consolidated statement of cash flows for the six months ended June 28, 2019, have been reclassified to conform to the 2020 presentation.

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

As of June 28, 2020, we continue to face liquidity challenges relating to approximately $124.2 million in minimum required contributions that are due in the next 12 months to our Pension Plan. In January 2020, we entered into a Standstill Agreement with the Pension Benefit Guaranty Corporation (“PBGC”), pursuant to which the PBGC agreed not to exercise the remedies available to it as a result of our not making a previously scheduled qualified pension contribution of $4.0 million due in January 2020. The payment obligations to the Pension Plan were further stayed when we filed for reorganization under Chapter 11 in February 2020. However, section 3608 of the CARES Act (as defined below) delays all minimum required contributions due in calendar year 2020 until January 1, 2021. As a result, the notice of missed payment in January 2020 and our required contribution due in April 2020 no longer constitute missed contributions as of June 28, 2020.

As of June 28, 2020, we had $703.3 million aggregate principal amount of outstanding debt consisting of $262.9 million of our Senior Secured Notes due 2026 (“2026 Notes” or “First Lien Notes”), $157.1 million of our Junior Term Loan, $268.4 million of our senior secured junior lien 2031 Notes and $14.9 million of our Debentures. See Notes 2 and 7 regarding a discussion about our long-term debt obligations that have been reclassified to liabilities subject to compromise as of June 28, 2020.

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

Coronavirus (COVID-19) Pandemic

In early 2020, the World Health Organization declared that the recent coronavirus disease 2019 (“COVID-19”) outbreak was a global health emergency and then in March 2020, they raised the COVID-19 outbreak to “pandemic” status. Early on, the transmission of COVID-19 and efforts to contain its spread resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the economic environment. More recently, state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions. However, as cases have resurged in parts of the U.S., including areas in which we operate, we have seen governments slow or reverse efforts to reopen or shift into later phases of recovery, which increased risks to our operations.

Throughout this crisis, we have worked to adapt and focus on the health and safety of our employees. However, we have not previously experienced such a significant portion of our workforce working remotely for a prolonged period, and therefore, its effects on our long-term operations are unknown. The impact of COVID-19 could worsen depending on the duration and spread of the COVID-19 outbreak or resurgences of COVID-19 cases in affected regions after they have begun to experience improvement. We are unable to predict the duration or extent of the COVID-19 induced business disruption, or its financial impact. The COVID-19 outbreak has negatively impacted our advertising revenues and the collectability of some of our accounts receivables. To address the financial impact of COVID-19, we have taken steps to reduce operating expenses, while continuing to deliver news and information that is vital to our subscribers and customers in the communities we serve. We will continue to monitor the COVID-19 situation and the impact it has on our financial results, which may require us to take additional actions to ensure our operating expenses align with revenues.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code.

While we do not qualify for any of the business loans or grants under the CARES Act, modifications to the tax rules for the carryback of net operating losses and business interest limitations allowed us to file for a federal tax refund of $11.7 million, which we received during the second quarter of 2020. In addition, section 2302 of the CARES Act allows us to delay the payment of our share of certain payroll taxes incurred from March 27, 2020, through December 31, 2020. As of June 28, 2020, we have deferred $2.8 million of these certain payroll taxes. For all amounts deferred through December 31, 2020, one half of the amount is due in December 2021 and the remaining balance is due in December 2022.

As discussed above, the CARES Act permits a delay in the payment of minimum required pension contributions due in 2020 to January 1, 2021. The delayed payment must include interest from the original due dates of the minimum required contribution. See Notes 2 and 8 regarding a discussion about our pension and post-retirement obligations that have been reclassed to liabilities subject to compromise as of June 28, 2020.

2. CHAPTER 11 BANKRUPTCY FILING

Bankruptcy Petitions

On February 13, 2020 (“Petition Date”), McClatchy and each of our 53 wholly owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions (“Chapter 11 Cases”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re: The McClatchy Company, et al., Case No. 20-10418.

Operation and Implications of the Bankruptcy Filing

We and our 30 local media companies continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We intend to continue to operate our businesses in the ordinary course during the pendency of the Chapter 11 Cases until consummation of the proposed Asset Sale (as defined below), after which the Debtors intend to wind down in accordance with a plan of distribution.

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

Asset Sale

On May 11, 2020, the Bankruptcy Court approved our motion for an auction process through which we were authorized to determine the highest or otherwise best offer for the sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code or for sponsorship proposals with respect to a Chapter 11 plan of reorganization. The auction process concluded on July 10, 2020, and Chatham Asset Management LLC (“Chatham”) was identified as the successful bidder. On July 24, 2020, we entered into an Asset Purchase Agreement, by and among the Company, the Company subsidiaries listed on the signature pages thereto, SIJ Holdings, LLC (the “Purchaser”), and, solely for purposes of Sections 5.19 and 5.20, Chatham, and, solely for purposes of Section 8.3, Chatham Asset High Yield Master Fund, Ltd. (the “Asset Purchase Agreement”), pursuant to which the Purchaser has agreed to acquire substantially all of our assets for a purchase price of approximately $312.0 million, comprised of (i) a credit bid of our first lien notes of an aggregate principal amount of approximately $262.9 million and (ii) approximately $49.1 million in cash. On August 4, 2020, the Bankruptcy Court approved the Asset Purchase Agreement. The transaction contemplated by the Asset Purchase Agreement (the “Asset Sale”) remains subject to customary closing conditions, including Hart-Scott Rodino Antitrust Improvement Act  of 1976 (“HSR Act”) approval, and is expected to close in September 2020. After the closing of the Asset Sale, the Debtors’ estates will wind down in accordance with a plan of distribution.

Reorganization Items, Net

We have incurred and will continue to incur significant costs associated with the reorganization, including costs such as debtor-in-possession financing, and legal and professional fees. The amount of these costs incurred since the Petition Date have been charged to expense and are expected to significantly affect our results of operations. These costs have been partially offset by non-cash gains on the write off of rejected operating leases and failed sale and leaseback financing obligations. In accordance with ASC 852, costs and gains associated with the bankruptcy proceedings since the Petition Date have been recorded as reorganization items, net, within our accompanying condensed consolidated statement of operations for the quarter and six months ended June 28, 2020.

Reorganization items incurred as a result of the Chapter 11 Cases are as follows:

	Quarter Ended	Six Months Ended
	June 28,	June 28,
(in thousands)	2020	2020
Professional fees	$20,841	$32,753
Write-off of unamortized deferred financing costs	—	83,040
DIP financing fees	(88)	—
Write-off of leasehold improvements on rejected leases	—	897
Provision for estimated damages on rejected leases	6,092	6,857
Net gains on write-off of rejected leases	(4,907)	(6,442)
Net gains on write-off of rejected failed sale-leaseback financing obligations	(10,902)	(10,902)
Losses on write-off of rejected executory contracts	1,012	1,012
Reorganization items, net	$12,048	$107,215

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

As of June 28, 2020, $24.9 million of the reorganization items, net, were unpaid and accrued in accounts payable in the accompanying condensed consolidated balance sheet.

Liabilities Subject to Compromise

As discussed above, since the Petition Date, we have been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. The accompanying condensed consolidated balance sheet as of June 28, 2020, includes amounts classified as liabilities subject to compromise, which represent liabilities we anticipate will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. These liabilities subject to compromise are not fully secured and have a possibility of not being repaid at the full claim amount.

Liabilities subject to compromise at June 28, 2020, consisted of the following:

June 28,
(in thousands)	2020
Accounts payable	$22,950
Accrued compensation	23
Other accrued liabilities	1,511
Other long-term liabilities	3,336
Accounts payable, accrued and other liabilities	27,820

Debt subject to compromise	440,418
Accrued interest on debt subject to compromise	18,112
Long-term debt and accrued interest	458,530

Pension and postretirement obligations	639,656
Liabilities subject to compromise	$1,126,006

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves a sale of the Company’s assets and reconciliations are performed. We will continue to evaluate the amount and classification of our pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable.  As of June 28, 2020, and December 29, 2019, the carrying amount of these items approximates fair value because of the short maturity of these financial instruments.

Long-term debt.  At June 28, 2020, the carrying value and the estimated fair value of our 2026 Notes (as defined in Note 7), was $250.8 million and $257.6 million, respectively. As of December 29, 2019, the carrying value and the estimated fair value of the 2026 Notes was $249.8 million and $240.5 million, respectively. The fair value of our 2026 Notes described above was determined using quoted market prices. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value or future settlement value through our Chapter 11 proceedings.

At June 28, 2020, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes (as defined in Note 7), was $440.4 million and $187.3 million, respectively. At December 29, 2019, the carrying value and the estimated fair value of our Debentures, Junior Term Loan and 2031 Notes, was $357.9 million and $213.3 million, respectively. Observable market data was not available or reliable to value our Debentures, Junior Term Loan and 2031 Notes. The fair value was based on the net present value of the future cash flows using interest rates derived from market inputs and a Treasury yield curve in effect at June 28, 2020. These are considered to be Level 3 inputs under the fair value measurements and disclosure guidance and may not be representative of actual value or future settlement value through our Chapter 11 proceedings. At June 28, 2020, in accordance with ASC 852, the carrying value of our Debentures, Junior Term Loan and 2031 Notes equaled the aggregate principal value of the notes and were classified as liabilities subject to compromise.

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

Assets Held for Sale

As of June 28, 2020, we had land and/or buildings classified as assets held for sale at seven of our media companies compared to only five as of December 29, 2019. During the six months ended June 28, 2020, we began to actively market for sale land and buildings at two of our media companies.

The carrying value of the land and building at one of the properties held for sale during 2019 was reduced to its estimated net realizable value during the first quarter of 2019. As a result, an impairment charge of $0.7 million was recorded in goodwill and other asset write-downs during the three months ended March 31, 2019. The same property has been reduced further to a revised net realizable value during the second quarter of 2020, resulting in an impairment charge of $0.3 million.

Property, Plant and Equipment

Depreciation expense with respect to property, plant and equipment is summarized below:

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2020	2019	2020	2019
Depreciation expense	$11,209	$5,610	$25,977	$11,327

During the quarter and six months ended June 28, 2020, we accelerated $6.9 million and $16.9 million, respectively, in depreciation expense primarily related to the production equipment associated with outsourcing our printing process in Miami, Florida. Accelerated depreciation in the quarter and six months ended June 30, 2019, was $0.1 million.

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

In the first quarter of 2020, there was significant volatility in the market as initial reactions to the COVID-19 pandemic began to impact companies and long-term impacts of COVID-19 on domestic and foreign affairs were unknown. The market sentiment created a wide range of metrics for our peer group, making the market approach less reliable or meaningful than it has been historically. As such, when we performed our impairment testing during the first quarter of 2020, we used the income approach to estimate the fair value of the reporting units rather than a market approach, because the implied revenue and EBITDA multiples from the market approach did not yield as reliable fair values given the volatile market conditions at the time of the interim assessment. See Note 6 for discussion of our goodwill impairment testing results.

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

Long-lived assets such as intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We had no impairment of such long-lived assets during the six months ended June 28, 2020, or June 30, 2019.

Investments in Unconsolidated Companies

Investments in unconsolidated companies are accounted for using either the equity method or the measurement alternative method. Investments through which we exercise significant influence but do not have control over the investee are accounted for under the equity method. Investments through which we are not able to exercise significant influence over the investee are accounted for under the measurement alternative method as these investments do not have readily determinable fair values. The measurement alternative method was elected for investments without readily determinable fair values formerly accounted for under the cost method. The measurement alternative value represents cost minus any impairments, if any, plus or minus any observable price changes. There was no impairment of our investments in unconsolidated companies during the six months ended June 28, 2020, or June 30, 2019.

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

In May 2020, we received approval from the Bankruptcy Court to reject five of our leases classified as financing obligations that were previously contributed to the Pension Plan. All of those rejected leases were terminated during the second quarter 2020. Also see Note 12 regarding the impact of rejected financing obligation leases in the third quarter of 2020.

As of June 28, 2020, the rejection of these finance obligations represented a decrease of $31.0 million to property, plant and equipment (“PP&E”), net and $41.9 million of financing obligations, within our condensed consolidated balance sheet. The lessors have claims for damages that we could be required to pay as a result of rejecting these leases associated with these financing obligations. Therefore, we recorded $3.3 million in charges related to the estimated damages on these rejected financing obligations during the quarter and six months ended June 28, 2020. These estimated damages are included in liabilities subject to compromise as of June 28, 2020.

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

We perform our assessment of the deferred tax assets quarterly, weighing the positive and negative evidence as outlined in ASC 740-10, Income Taxes. As we have incurred three years of cumulative pre-tax losses, such objective negative evidence limits our ability to give significant weight to other positive subjective evidence, such as projections for future growth and profitability. As of December 29, 2019, our valuation allowance against a majority of our deferred tax assets was $176.1 million. For the quarter and six months ended June 28, 2020, we recorded an increase in the valuation allowance of $4.9 million and $13.4 million, respectively. Our valuation allowance as of June 28, 2020, was $189.5 million.

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

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security over under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. It is effective for us for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. We do not expect that the adoption of this guidance will have an impact on our consolidated financial statements.

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

Unearned Revenues

We record unearned revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The decrease in the unearned revenue balance for the six months ended June 28, 2020, reflects cash payments received or due in advance of satisfying our performance obligations, offset by $46.3 million of revenues recognized that were included in the unearned revenue balance as of December 29, 2019.

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

None of our leases contain contingent rent provisions or concessions, residual value guarantees or restrictive covenants. Our leases have remaining terms of less than one year to eight years, except for one parking lot lease with 42 years remaining.

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

We have one financing lease (formerly known as a capital lease) for office furniture and fixtures located at one of our office facilities. The total financing lease payments are calculated to be approximately $38.0 thousand and $1.0 million as of June 28, 2020, and December 29, 2019, respectively. As of June 28, 2020, the payments run over the course of the remaining two months and are not material to the future lease payments schedules presented below. Also, see Rejected Leases discussion below. The finance lease asset is recorded within the other assets line item of the condensed consolidated balance sheet. The finance lease short-term and long-term obligations are recorded within other accrued liabilities and other long-term liabilities line items of the condensed consolidated balance sheet, respectively.

As our lease contracts do not provide an implicit interest rate, we use our effective yield of our secured debt as the secured incremental borrowing rate for leases with an 8-year tenure. The secured incremental borrowing rate was adjusted using the treasury yield curve at the transition date to determine the present value of each of the future payments.

The cost components of our operating and financing leases were as follows:

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2020	2019	2020	2019
Financing lease costs:
Amortization of ROU asset	$18	$24	$42	$48
Interest on lease liabilities	12	20	30	40
Operating lease costs	2,652	3,465	5,821	6,929
Short-term lease cost	505	451	865	1,164
Variable lease cost	624	609	951	1,076
Sublease income	(1,111)	(1,460)	(2,602)	(2,921)
Total lease costs	$2,700	$3,109	$5,107	$6,336

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

We sublease office space to other companies under non-cancelable agreements. There are no residual value guarantees or restrictions or covenants imposed as part of these sublease arrangements, except that the subtenant may not transfer the assignment of the sublease without prior permission or permit liens against the office space. Some sublease agreements included options to renew or terminate the lease, but only within the term of the master lease arrangement held by us. See Rejected Leases below.

As of June 28, 2020, the aggregate future lease payments for operating leases are as follows:

Operating
(in thousands)	Leases
2020 (remainder)	$4,000
2021	4,838
2022	4,028
2023	2,389
2024	1,727
2025	1,316
Thereafter	4,969
Total undiscounted cash flows	23,267
Less imputed interest	(5,764)
Total lease liability	$17,503

The weighted average remaining lease terms and discount rates for all of our operating and financing leases were as follows:

	June 28, 2020		June 30, 2019
	Operating	Financing	Operating	Financing
	Leases	Lease	Leases	Lease
Weighted average remaining lease term (years)	5.82	0.21	7.35	6.50
Weighted average discount rate	9.17%	9.11%	9.19%	10.50%

Supplemental cash flow information related to our operating and financing leases was as follows:

	Six Months Ended
	June 28,	June 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$6,315	$7,129
Operating cash outflow from financing lease	30	40
Financing cash outflow from financing lease	46	34
ROU assets obtained in exchange for new operating lease liabilities	3,524	1,999

As of June 28, 2020, we do not have any new financing leases or significant additional operating leases that have not yet commenced.

Rejected Leases

During the six months ended June 28, 2020, we obtained approval from the Bankruptcy Court to reject certain of our operating leases with ROU asset values of $25.0 million and a total net lease liability of $32.9 million. A majority of these operating leases were terminated during the quarter and six months ended June 28, 2020. As a result, we terminated these leases by writing off the ROU assets and net lease liabilities which resulted in net gains on rejection of the operating leases of $6.4 million and $7.9 million during the quarter and six months ended June 28, 2020, respectively. Some of the operating leases rejected were rejected and immediately amended to reflect a negotiated reduction in the footprint and term of the original contract. These operating leases were first considered for partial termination of the leased space resulting in gains on operating lease rejections, and second as a lease modification to account for the change in term which resulted in a further decline of the ROU asset and lease liability. In conjunction with the rejection of these operating leases, we also recorded charges of $1.1 million in the quarter and six months ended June 28, 2020, related to the write-off of leasehold improvements and other costs related to these rejected leases.

The lessors have claims for damages that we could be required to pay as a result of rejecting these leases. Therefore, we recorded charges of $2.7 million and $3.5 million related to the estimated damages on these rejected operating leases during the quarter and six months ended June 28, 2020, respectively. These estimated damages are included in liabilities subject to compromise as of June 28, 2020.

See Note 12 regarding the impact of rejected operating leases in the third quarter of 2020.

Also, during the six months ended June 28, 2020, we obtained approval from the Bankruptcy Court to reject our only financing lease with a total net lease liability of $0.6 million and a ROU asset value of $0.5 million. The lease will fully terminate in the third quarter of 2020. During the quarter and six months ended June 28, 2020, we recognized a gain of $0.1 million on the partial termination due to the change in term on this financing lease.

In addition, during the quarter ended June 28, 2020, we obtained approval from the Bankruptcy Court to reject several subleases. As a result of the rejection, we accelerated the amortization of deferred commission costs and recognized a charge of $0.5 million during the quarter and six months ended June 28, 2020.

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets subject to amortization (primarily advertiser lists, subscriber lists and developed technology), mastheads and goodwill consisted of the following:

	December 29,	Impairment	Amortization	June 28,
(in thousands)	2019	Charges	Expense	2020
Intangible assets subject to amortization	$838,336	$—	$—	$838,336
Accumulated amortization	(831,878)	—	(339)	(832,217)
	6,458	—	(339)	6,119
Mastheads	62,795	(4,769)	—	58,026
Goodwill	420,178	(58,993)	—	361,185
Total	$489,431	$(63,762)	$(339)	$425,330

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

We had no impairment of goodwill or intangible newspaper mastheads during the quarter ended June 28, 2020 or during the quarter and six months ended June 30, 2019.

Amortization expense with respect to intangible assets is summarized below:

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2020	2019	2020	2019
Amortization expense	$115	$11,801	$339	$23,602

The estimated amortization expense for the remainder of fiscal year 2020 and the five succeeding fiscal years is as follows:

Amortization
Expense
Year	(in thousands)
2020 (Remainder)	$308
2021	525
2022	500
2023	509
2024	485
2025	207

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

As of June 28, 2020, and December 29, 2019, our outstanding long-term debt consisted of fixed rate obligations in senior secured notes, unsecured notes, and loans. Our outstanding long-term debt obligations are stated net of unamortized debt issuance costs, fair value adjustments and unamortized discounts, if applicable, totaling $12.1 million and $95.6 million as of June 28, 2020, and December 29, 2019, respectively. The unamortized discounts include fair value adjustments on unsecured debt acquired in 2006, as well as the Junior Term Loans and the 2026 Notes that included original issue discounts from our 2018 debt refinancing. Effective with the filing of the Chapter 11 Cases, all of the outstanding long-term debt, except for our first lien 2026 Notes, was reclassified to liabilities subject to compromise at face value. As such, during the quarter ended March 29, 2020, we recognized an $81.7 million write-off of unamortized debt issuance costs related to the notes, loans and debentures, that were all subordinate to the First Lien Notes, in reorganization items, net, on our condensed consolidated statements of operations.

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

Our long-term debt consisted of the following:

	Face Value at	Carrying Value
	June 28,	June 28,	December 29,
(in thousands)	2020	2020	2019
DIP Credit Agreement	$—	$—	$—
ABL Credit Agreement	—	—	—
Notes:
9.000% senior secured notes due in 2026	262,851	250,791	249,793
7.795% junior term loan due in 2030	157,083	157,083	126,148
6.875% senior secured junior lien notes due in 2031	268,423	268,423	217,392
7.150% debentures due in 2027	7,105	7,105	6,855
6.875% debentures due in 2029	7,807	7,807	7,484
Long-term debt prior to reclassification to Liabilities subject to compromise	$703,269	$691,209	$607,672
Less amounts reclassified to Liabilities subject to compromise	440,418	440,418	—
Total long-term debt	$262,851	$250,791	$607,672

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

Loans under the DIP Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin rate of 3.5%.  Interest on loans is payable monthly in arrears. If LIBOR is discontinued or is no longer reliable, borrowings under the DIP Facility would bear interest using the Base Rate plus 3.5%. The Base Rate is considered the greatest of the federal funds rate plus 0.50%, 1.5%, or the Wells Fargo publicly announced prime rate.

Any portion of the available DIP Facility that is unused is assessed a fee of .50%, which is also due monthly and in arrears.

The DIP Facility carries an early termination fee of 1.5% of the commitment amount being terminated within the first year of the agreement.

As of June 28, 2020, under the DIP Credit Agreement we had $7.9 million of available credit. The borrowing base is recalculated twice monthly and calculated based on secured advertising accounts receivable and inventory balances, less reserves. It is also subject to seasonality of advertising sales around year-end holiday periods (and resulting growth in advertising accounts receivable balances).

The DIP Credit Agreement contains representations, warranties and covenants that are typical and customary for debtor-in-possession facilities of this type, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreement also contains customary events of default, including as a result of certain events occurring in the Chapter 11 Cases.

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

As of June 28, 2020, we had $3.3 million standby letters of credit secured under the Surviving Obligations. As of June 28, 2020, we were required to provide cash collateral equal to 102% of the aggregate stated amount of each outstanding letter of credit. Cash collateral associated with the standby letters of credit, under the Surviving Obligations, is considered restricted cash and is classified in other assets on our condensed consolidated balance sheets.

Secured Letter of Credit Facility Agreement

On April 29, 2020, we entered into a Secured Letter of Credit Facility Agreement (“Citizens LOC Facility”) with Citizens Bank, N.A. (“Citizens”). The Citizens LOC Facility has an uncommitted facility of up to $35.0 million which expires one-year from the date of entering into the agreement. Standby letters of credit issued under this agreement are required to be cash collateralized at 102% and are assessed a commission fee of 0.75% per year. As of June 28, 2020, we had $23.4 million in outstanding standby letters of credit secured under the Citizens LOC Facility. Cash collateral associated with the standby letters of credit is considered restricted cash and is classified in other assets on our condensed consolidated balance sheet.

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

The 2026 Notes Indenture provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements, or conditions, and certain events of bankruptcy or insolvency involving us and our significant subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2026 Notes under the 2026 Notes Indenture becomes due and payable immediately without further action or notice. If any other event of default under the 2026 Notes Indenture occurs or is continuing, the 2026 Notes Trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2026 Notes under the 2026 Notes Indenture may declare all of such 2026 Notes to be due and payable immediately. Due to the automatic stay provisions in the Chapter 11 Cases, ASC 852 confirms that it is unnecessary to reclassify these 2026 Notes to current and therefore, they remain in long-term liabilities as of June 28, 2020.

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

In accordance with ASC 852, we stopped accruing interest on our 2031 Notes as of the Petition Date. As of June 28, 2020, all accrued and unpaid interest on our 2031 Notes was classified as liabilities subject to compromise on the condensed consolidated balance sheet. See Note 2.

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

The Junior Term Loan bears interest at a rate per annum equal to 7.795%. In accordance with ASC 852, we stopped accruing interest on our Junior Term Loan Agreement as of the Petition Date. As of June 28, 2020, all accrued and unpaid interest on our Junior Term Loan has been classified as liabilities subject to compromise on the condensed consolidated balance sheet. See Note 2.

Other Debt

After giving effect to the 2031 Notes, we have $7.1 million aggregate principal amount of 2027 Debentures and $7.8 million aggregate principal amount of 2029 Debentures outstanding as of June 28, 2020. As of June 28, 2020, all  accrued and unpaid interest on the 2027 Debentures and the 2027 Debentures has been classified as liabilities subject to compromise on the condensed consolidated balance sheet. See Note 2.

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

Effective with the filing of our Chapter 11 Cases, we have reclassified the current and long-term portions of the pension and supplemental retirement plan liabilities from accrued pension liabilities and pension and post-retirement obligations, respectively, to liabilities subject to compromise on the June 28, 2020, condensed consolidated balance sheet. The obligations related to our post-retirement health and welfare plan were not moved to liabilities subject to compromise because that plan was approved by the Bankruptcy Court in the Chapter 11 Cases proceedings. See Note 2 for details of the liabilities subject to compromise.

The elements of retirement benefit expense are as follows:

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2020	2019	2020	2019
Pension plans:
Interest Cost	$17,302	$19,596	$34,604	$40,117
Expected return on plan assets	(20,209)	(20,773)	(40,418)	(42,275)
Special termination benefits	—	—	—	6,834
Actuarial loss	7,241	6,156	14,480	11,681
Net pension expense	4,334	4,979	8,666	16,357
Net post-retirement benefit credit	(466)	(650)	(931)	(1,301)
Net retirement benefit expenses	$3,868	$4,329	$7,735	$15,056

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

401(k) Plan

We have a deferred compensation plan (“401(k) plan”), which enables eligible employees to defer compensation. In the quarter and six months ended June 28, 2020, our matching contributions were $0.4 million and $0.9 million, respectively. In the quarter and six months ended June 30, 2019, our matching contributions were $0.5 million and $1.1 million, respectively. Matching contributions are recorded in the compensation line item of our condensed consolidated statement of operations.

9. CASH FLOW INFORMATION

Reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheets to the total of the same such amounts shown above:

	June 28,	December 29,
(in thousands)	2020	2019
Cash and equivalents	$20,065	$10,514
Restricted cash included in other assets (1)	33,307	26,649
Total cash, cash equivalents and restricted cash	$53,372	$37,163

_____________________

(1) Restricted cash amounts are deposits required by our financial institutions as a result of our Chapter 11 Cases and to collateralize outstanding standby letters of credit primarily related to contractual agreements with our workers’ compensation insurance carrier and one of our property leases.

Cash paid for interest and income taxes and other non-cash activities consisted of the following:

	Six Months Ended
	June 28,	June 30,
(in thousands)	2020	2019
Interest paid (net of amount capitalized)	$8,017	$29,806
Income taxes paid (net of refunds)	(12,242)	7,098
Cash paid for reorganizational items, net (1)	14,665	—

Other non-cash investing and financing activities related to pension plan transactions:
Reduction of financing obligation due to lease rejections on the real properties in the pension plan	(41,899)	—
Reduction of PP&E due to the lease rejections on the real properties in the pension plan	(30,997)	—

_____________________

(1) Includes cash paid for professional fees.

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

As of June 28, 2020, we had a combined $26.7 million of standby letters of credit secured under the Citizens LOC Facility and the Surviving Obligations agreement.

11.  SUPPLEMENTAL EQUITY INFORMATION

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss (“AOCL”) and reclassifications from AOCL, net of tax, consisted of the following:

		Other
	Minimum	Comprehensive
	Pension and	Loss
	Post-	Related to
	Retirement	Equity
(in thousands)	Liability	Investments	Total
Balance at December 29, 2019	$(567,670)	$(8,469)	$(576,139)
Other comprehensive income (loss) before reclassifications	—	966	966
Amounts reclassified from AOCL	13,469	—	13,469
Other comprehensive income	13,469	966	14,435
Balance at June 28, 2020	$(554,201)	$(7,503)	$(561,704)

	Amount Reclassified from AOCL		Amount Reclassified from AOCL
	Quarters Ended		Six Months Ended
(in thousands)	June 28,	June 30,	June 28,	June 30,	Affected Line in the Condensed
AOCL Component	2020	2019	2020	2019	Consolidated Statements of Operations
Minimum pension and post-retirement liability	$6,734	$5,441	$13,469	$10,248	Retirement benefit expense (1)

_____________________

(1) There is no income tax benefit associated with the quarters and six months ended June 28, 2020, or June 30, 2019, due to the recognition of a valuation allowance.

Stock Plans Activity

The following table summarizes the restricted stock units (“RSUs”) activity during the six months ended June 28, 2020:

		Weighted
		Average Grant
		Date Fair
	RSUs	Value
Nonvested — December 29, 2019	413,466	$7.00
Vested	(217,958)	$7.46
Forfeited	(975)	$6.46
Nonvested — June 28, 2020	194,533	$6.48

The total fair value of the RSUs that vested during the six months ended June 28, 2020, was $46.2 thousand.

The following table summarizes the stock appreciation rights (“SARs”) activity during the six months ended June 28, 2020:

		Weighted	Aggregate
		Average	Intrinsic Value
	SARs	Exercise Price	(in thousands)
Outstanding December 29, 2019	88,875	$31.61	$—
Expired	(9,125)	$33.78
Outstanding June 28, 2020	79,750	$31.36	$—

Stock-Based Compensation

All stock-based payments, including grants of stock appreciation rights, restricted stock units and common stock under equity incentive plans, are recognized in the financial statements based on their grant date fair values. As of June 28, 2020, we had two stock-based compensation plans. Stock-based compensation expenses are reported in the compensation line item in the condensed consolidated statements of operations. Total stock-based compensation expense for the periods presented in this report, are as follows:

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2020	2019	2020	2019
Stock-based compensation expense	$368	$303	$774	$966

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

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(shares in thousands)	2020	2019	2020	2019
Anti-dilutive common stock equivalents	260	511	310	464

12. SUBSEQUENT EVENTS

Asset Sale

See Asset Sale in Note 2 for further discussion.

Additional Rejected Contracts for the Third Quarter of 2020

During the second quarter of 2020, we received approval from the Bankruptcy Court to reject several of our operating leases and one of our financing obligations with effective dates in the third quarter 2020. These lease rejections, upon actual termination, will be accounted for as lease terminations or modifications in accordance with ASC 842 during the quarter ending September 27, 2020.

As of June 28, 2020, these rejected operating leases represented approximately $0.1 million and $1.1 million of ROU assets and operating lease liabilities, respectively, within our condensed consolidated balance sheet. In addition to any gains or losses recognized from the termination of the leases, we also estimate that we will incur $5.4 million in estimated damages on the rejected leases during the third quarter of 2020.

As of June 28, 2020, the rejected lease that is accounted for as a financing obligation represents $9.0 million of PP&E, net and $15.8 million of financing obligations, within our condensed consolidated balance sheet. We expect the reduction of PP&E and the financing obligation will result in a net non-cash gain of approximately $6.8 million during the quarter and nine months ending September 27, 2020. This net gain will be partially offset by $3.4 million in estimated damages on the rejected lease during the third quarter of 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to future financial performance and operations, trends in advertising, uses of cash, and the outcome of the Chapter 11 Cases. These statements are based upon our current expectations and knowledge of factors impacting our business and are generally preceded by, followed by or are a part of sentences that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For all of those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, trends and uncertainties. These risks and uncertainties include, but are not limited to:

●	the effects of the Bankruptcy Court rulings in the Chapter 11 Cases (as defined in Note 2) and the outcome of the proceedings in general;
●	the length of time the Company will operate while in the Chapter 11 Cases;
●	our restructuring efforts rely on coming to terms with multiple parties who may have conflicting interests;
●	the potential adverse effects of Chapter 11 Cases on the Company’s liquidity or results of operations or its ability to pursue its business strategies, maintain business and operational relationships and retain key executives;
●	our ability to complete definitive documentation in connection with any Chapter 11 transaction satisfactory to the Company and our stakeholders, and our ability to obtain requisite support for any proposed transaction from various stakeholders and confirm and consummate that transaction in accordance with its terms;
●	the sufficiency of the DIP Facility (as defined below) to allow the Company to operate as usual and fulfill ongoing commitments to stakeholders;
●	our ability to successfully emerge from Chapter 11 via a plan of reorganization or to successfully consummate the proposed sale of the business pursuant to Section 363 of the Bankruptcy Code, which will be contingent upon numerous factors, including obtaining the Bankruptcy Court’s approval of a Chapter 11 plan of reorganization or sale agreement, and certain closing conditions;
●	our ability to obtain a new credit facility, or “exit financing” upon our emergence from Chapter 11;
●	increased levels of employee attrition during the Chapter 11 Cases;
●	our reliance on third party vendors and the impact of the Chapter 11 filing on such relationships;
●	our ability to continue as a going concern;
●	the continued trading of our securities on the OTC Pink Market;
●	significant competition in the market for news and advertising;
●	general economic and business conditions;
●	continued diminished revenues from advertising as a result of the COVID-19 pandemic and increased costs, ability to collect on some of our accounts receivable or other disruptions as a result of COVID-19;
●	changes in technology, services and standards, and changes in consumer behavior;
●	ability to grow and manage our digital businesses;
●	our ability to successfully execute cost-control measures, including selling excess assets;
●	any changes to our business and operations that may result in goodwill and masthead impairment charges;
●	any harm to our reputation, business and results of operations resulting from data security breaches and other threats and disruptions;
●	fluctuating price of newsprint or disruptions in newsprint supply chain;
●	any labor unrest;
●	accelerated decline in print circulation volume;
●	developments in the laws and regulations to which we are subject resulting in increased costs and lower revenues; and
●	adverse results from litigation or governmental investigations.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the six months ended June 28, 2020, included in Item 1 of this Quarterly Report on Form 10-Q, as well as with our audited consolidated financial statements and accompanying notes to the financial statements and MD&A contained in our 2019 Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 30, 2020. All period references are to our fiscal periods unless otherwise indicated.

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

The following table reflects our sources of revenues as a percentage of total revenues for the periods presented:

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Revenues:
Advertising	34.9%	47.8%	37.6%	47.5%
Audience	56.4%	45.0%	53.8%	45.5%
Other	8.7%	7.2%	8.6%	7.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

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

See “Results of Operations” below for a discussion of our revenue and expense performance for the quarters and six months ended June 28, 2020, and June 30, 2019.

Recent Developments

Bankruptcy Filing and Going Concern

As a result of the commencement of the Chapter 11 Cases on February 13, 2020, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Cases, we intend to restructure our balance sheet and reduce overall indebtedness. Additionally, as a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee we will successfully consummate a sale of our assets or agree upon a viable Chapter 11 plan with our various stakeholders, or that any such agreement will be reached in the time frame that is acceptable to the Bankruptcy Court.

We have concluded that our financial condition and projected operating results, contribution amounts required on our Pension Plan, defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 Cases raise substantial doubt as to our ability to continue as a going concern.

See Note 2 for further discussion.

Asset Sale

On May 11, 2020, the Bankruptcy Court approved our motion for an auction process through which we were authorized to determine the highest or otherwise best offer for the sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code or for sponsorship proposals with respect to a Chapter 11 plan of reorganization. The auction process concluded on July 10, 2020, and Chatham was identified as the successful bidder. On July 24, 2020, we entered into an Asset Purchase Agreement, pursuant to which the Purchaser has agreed to acquire substantially all of our assets for a purchase price of approximately $312.0 million, comprised of (i) a credit bid of our first lien notes of an aggregate principal amount of approximately $262.9 million and (ii) approximately $49.1 million in cash. On August 4, 2020, the Bankruptcy Court approved the Asset Purchase Agreement. The Asset Sale remains subject to customary closing conditions, including HSR Act approval, and is expected to close in September 2020. After the closing of the Asset Sale, the Debtors’ estates will wind down in accordance with a plan of distribution.

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

Coronavirus (COVID-19) Pandemic

In early 2020, the World Health Organization declared that the recent COVID-19 outbreak was a global health emergency and then in March 2020, they raised the COVID-19 outbreak to “pandemic” status. Our advertising revenues are dependent on general economic and business conditions in our markets or those impacting our customers, including from natural disasters and public health emergencies, such as COVID-19. Early on, the transmission of COVID-19 and efforts to contain its spread resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, quarantines and related government actions and policies, as well as general concern and uncertainty that has negatively affected the economic environment.

More recently, state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions.  However, as cases have resurged in parts of the U.S., including areas in which we operate, we have seen governments slow or reverse efforts to reopen or shift into later phases of recovery, which increased risks to our operations. Additionally, we have not previously experienced such a significant portion of our workforce working remotely for a prolonged period, and therefore, its effects on our long-term operations are unknown. The impact of COVID-19 could worsen depending on the duration and spread of the COVID-19 outbreak or resurgences of COVID-19 cases in affected regions after they have begun to experience improvement. These recent developments have caused challenges to our business operations and have increased the risk factors listed above. And while the news media industry has generally been designated as essential businesses thus far, if significant portions of our workforce are unable to work effectively, our operations, including the printing and delivery of print newspapers, will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. Furthermore, the outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets.

The majority of the COVID-19 pandemic impacts have been to total advertising revenues (37.6% of total revenues in the first six months of 2020), the collectability of some of our accounts receivables, single copy newspaper revenues (4.5% of total revenues in the first six months of 2020), and employee costs. We continue to monitor the situation, to assess further possible implications to our business and customers, including the status of state and local government reopening plans and any potential recurrence of illness, and to take actions in an effort to mitigate adverse consequences.

On March 27, 2020, the CARES Act was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code.

While we do not qualify for any of the business loans or grants under the CARES Act, modifications to the tax rules for the carryback of net operating losses and business interest limitations allowed us to file for a federal tax refund of $11.7 million, which we received during the second quarter of 2020. In addition, section 2302 of the CARES Act allows us to delay the payment of our share of certain payroll taxes incurred from March 27, 2020, through December 31, 2020. As of June 28, 2020, we have deferred $2.8 million of these certain payroll taxes. For all amounts deferred through December 31, 2020, one half of the amount is due in December 2021 and the remaining balance is due in December 2022.

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

Results of Operations

The following table reflects our financial results on a consolidated basis for the quarters and six months ended June 28, 2020, and June 30, 2019.

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net loss	$(34,731)	$(17,531)	$(213,384)	$(59,487)

Net loss per diluted common share	$(4.38)	$(2.21)	$(26.89)	$(7.54)

The increase in the net loss in the quarter and six months ended June 28, 2020, compared to the same periods in 2019, was primarily due to the recognition of $12.0 million and $107.2 million, respectively, of reorganizational items related to the Chapter 11 Cases.  In addition, during the quarter and six months ended June 28, 2020, we recognized $0.3 million and $64.0 million, respectively, of goodwill and other asset write-downs compared to $0.7 million in the first six months of 2019. Advertising revenues were lower during the quarter and six months ended June 28, 2020, compared to the same periods in 2019. The lower revenues were partially offset by lower operating expenses, excluding goodwill and other asset write-downs.

Revenues

During the quarter and six months ended June 28, 2020, total revenues decreased 26.7% and 20.0%, respectively, compared to the same periods in 2019, primarily due to the continued decline in demand for advertising. Specifically, in the second quarter of 2020 and in the last few weeks of the first quarter of 2020, we saw advertising revenues decline at an accelerated pace as stay-at-home orders were issued, and many businesses closed temporarily due to the COVID-19 pandemic. The category most impacted by the COVID-19 pandemic is print advertising revenues. The print advertising category has been in decline as large retail advertisers continue to reduce preprinted inserts and in-newspaper ROP advertising in favor of digital products. We expect this trend to continue for the foreseeable future.

The following table summarizes our revenues by category:

	Quarters Ended				Six Months Ended
	June 28,	June 30,	$	%	June 28,	June 30,	$	%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Advertising
Digital-only	$19,725	$31,250	$(11,525)	(36.9)	$44,275	$65,683	$(21,408)	(32.6)
Digital bundled with print	4,476	6,506	(2,030)	(31.2)	10,626	12,620	(1,994)	(15.8)
Total digital	24,201	37,756	(13,555)	(35.9)	54,901	78,303	(23,402)	(29.9)
Print	14,516	32,539	(18,023)	(55.4)	35,125	63,748	(28,623)	(44.9)
Direct marketing	7,021	15,160	(8,139)	(53.7)	17,807	28,599	(10,792)	(37.7)
Total advertising	45,738	85,455	(39,717)	(46.5)	107,833	170,650	(62,817)	(36.8)
Total audience	73,910	80,292	(6,382)	(7.9)	154,602	163,404	(8,802)	(5.4)
Other revenues	11,366	12,915	(1,549)	(12.0)	24,604	24,932	(328)	(1.3)
Total revenues	$131,014	$178,662	$(47,648)	(26.7)	$287,039	$358,986	$(71,947)	(20.0)

Advertising Revenues

Total advertising revenues decreased 46.5% and 36.8% during the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019. We experienced declines in both advertising on our owned and operated products as well as on advertising placed on our third-party partner’s products, as discussed below.

The following table reflects the category of advertising revenue as a percentage of total advertising revenue for the periods presented:

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Advertising:
Total digital	52.9%	44.2%	50.9%	45.9%
Print	31.7%	38.1%	32.6%	37.3%
Direct marketing and other	15.4%	17.7%	16.5%	16.8%
Total advertising	100.0%	100.0%	100.0%	100.0%

We categorize advertising revenues as follows:

●	Digital advertising - can come in many forms, including banner ads, video, search advertising and/or liner ads, while print advertising is typically display advertising, or in the case of classified, display and/or liner advertising.
●	Print advertising - directly in the newspaper is considered ROP advertising.
●	Direct Marketing and Other – primarily preprint advertisements in direct mail, shared mail and niche publications, events programs, total market coverage publications and other miscellaneous advertising not included in the daily newspaper. These products are generally delivered to non-subscribers of our daily newspapers.

Digital:

Total digital advertising revenues decreased 35.9% and 29.9% during the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019. Digital advertising constituted 52.9% and 50.9% of total advertising revenues in the quarter and six months ended June 28, 2020, respectively, compared to 44.2% and 45.9% for the same periods in 2019. Total digital advertising includes digital-only advertising and digital advertising bundled with print.

Digital-only advertising is defined as digital advertising sold on a stand-alone basis or as the primary advertising buy. Digital-only advertising revenues decreased 36.9% and 32.6% in the second quarter and first six months of 2020 compared to the same periods in 2019, largely due to display advertising and a loss of an affiliate agreement that ended in December 2019. In addition, in March 2020 we started experiencing decreases in advertising buys as a result of the COVID-19 pandemic and the temporary closure of businesses throughout the country.

Digital advertising revenues bundled with print products decreased 31.2% and 15.8% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019 due mainly to the COVID-19 pandemic that affected all advertising categories.

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

Print:

Print advertising decreased 55.4% and 44.9% during the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019.

In the second quarter of 2020, the decreases in print advertising were primarily due to the declines in ROP advertising revenues of 53.8% and preprint advertising revenues of 59.1% compared to the same period in 2019. For the first six months of 2020, the decreases in print advertising revenues were primarily due to decreases of 45.7% in ROP advertising revenues and 43.1% in preprint advertising revenues compared to the same period in 2019. Print advertising results were also impacted by the COVID-19 pandemic and temporary closure of businesses. We expect to continue to see significant decreases in print revenues in the future periods while businesses are still subject to social distancing and other COVID-related restrictions and are not able to fully allow customers back into their establishments.

Direct Marketing:

Direct marketing and other advertising revenues decreased 53.7% and 37.7% during the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019. The decrease was largely due to declines in insert advertising in our total market coverage (“TMC”) products by large retail customers.

Audience Revenues

Total audience revenues decreased 7.9% and 5.4% during the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019. Total audience revenues represented 53.8% of the total revenues during the first six months of 2020 compared to 45.5% in the same period of 2019.

Total digital audience revenues were relatively flat for the quarter and six months ended June 28, 2020, compared to the same periods in 2019. Digital audience revenues that were bundled with print decreased 9.6% and 10.7% during the second quarter and first six months of 2020, respectively, but were partially offset by a 57.2% and 52.2% increase in digital-only audience revenues in the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019.

The increase in digital-only audience revenues during 2020 was a result of a 40.9% increase in our digital-only subscribers to 261,300 as of the end of the second quarter of 2020 compared to 185,500 as of the end of the second quarter in 2019.

Print audience revenues decreased 12.3% and 7.4% in the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019, primarily due to lower print circulation volumes that were partially offset by pricing adjustments. Print circulation volumes continue to decline as a result of fragmentation of audiences faced by our industry as available media outlets proliferate and readership trends change. While the COVID-19 pandemic negatively impacted advertising, audience revenues were not as sensitive to the COVID-19 pandemic. Specifically, as compared to the same periods in 2019, digital-only subscriptions saw greater increases during the month of March 2020 and the second quarter of 2020, while single copy sales saw a significant decline in the second quarter due to the COVID-19 pandemic.

Operating Expenses

Total operating expenses decreased 18.9% in the quarter ended June 28, 2020, compared to the same period in 2019. In the six months ended June 28, 2020, total operating expenses increased 2.5% compared to the same period in 2019, primarily due to increases in goodwill and other asset write-downs. The total operating expenses for the first six months of 2020, excluding goodwill and other asset write-downs, decreased 15.0%. The operating expense declines, when adjusting for goodwill and other asset write-downs, reflects our continued effort to reduce costs through streamlining processes to gain efficiencies.

The following table summarizes operating expenses:

	Quarters Ended				Six Months Ended
	June 28,	June 30,	$	%	June 28,	June 30,	$	%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Compensation expenses	$54,509	$61,456	$(6,947)	(11.3)	$112,951	$130,891	$(17,940)	(13.7)
Newsprint, supplements and printing expenses	7,040	11,229	(4,189)	(37.3)	15,920	22,925	(7,005)	(30.6)
Depreciation and amortization expenses	11,324	17,411	(6,087)	(35.0)	26,316	34,929	(8,613)	(24.7)
Other operating expenses	67,397	83,087	(15,690)	(18.9)	150,725	171,291	(20,566)	(12.0)
Goodwill and other asset write-downs	261	—	261	nm	64,023	739	63,284	nm
	$140,531	$173,183	$(32,652)	(18.9)	$369,935	$360,775	$9,160	2.5

_____________________

nm – not meaningful

Compensation expenses, which included both payroll and fringe benefit costs, decreased 11.3% and 13.7% in the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019. Payroll expenses declined 10.6% and 13.0% during the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019, primarily due to the reduction in headcount. Average full-time equivalent employees declined 18.1% and 17.2% in the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019, partially reflecting the COVID-19 pandemic furloughs that were effective during the second quarter of 2020. Fringe benefit costs decreased 16.6% and 18.2% in the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019, which is consistent with the decreases in payroll expenses.

Newsprint, supplements and printing expenses decreased 37.3% and 30.6% in the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019. Newsprint expense declined 45.3% and 40.7% during the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The newsprint expense decline reflects a decrease in newsprint tonnage used of 36.9% and 31.0%, in second quarter and first six months of 2020. Newsprint prices decreased 13.3% and 14.0% during the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. During these same periods, printing expenses, which are primarily costs associated with outsourced printing to third-parties, decreased 40.7% and 33.2% due to decreases in volume printed.

Depreciation and amortization expenses decreased 35.0% and 24.7% in the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019. The decreases are primarily related to amortization expense that decreased $23.3 million throughout the first six months of 2020 compared to the same period in 2019. A majority of the intangible assets subject to amortization became fully amortized in the second quarter of 2019. This decrease in amortization expense was partially offset by an increase in depreciation expense of $5.6 million and $14.7 million in the second quarter and first six months of 2020 compared to the same periods in 2019, primarily as a result of accelerated depreciation. During the second quarter and first six months of 2020, we recorded accelerated depreciation expenses of $6.9 million and $16.9 million primarily related to the print production equipment in Miami, Florida, where print production was outsourced in the first quarter of 2020. There was no comparable accelerated depreciation in the second quarter and first six months of 2019.

Other operating expenses decreased 18.9% and 12.0% in the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019. The decrease was primarily a result of cost savings initiatives and other efforts to reduce operational costs. During the second quarter and first six months of 2020 compared to the same periods in 2019, we had decreases in various categories, such as marketing, third-party related fees for interactive services, circulation delivery costs, professional fees and other miscellaneous expenses. These decreases were partially offset by increases in bad debt and other miscellaneous expenses.

Goodwill and other asset write-downs include charges of $0.3 million and $64.0 million in the second quarter and first six months of 2020, respectively, compared to zero and $0.7 million in the same periods in 2019. The write-downs in the second quarter of 2020 and in the first six months of 2019 result from impairment charges recorded on certain land and buildings that are classified as assets held for sale. The write-downs in the first six months of 2020 are due to impairment charges to goodwill of $59.0 million and intangible newspaper mastheads of $4.8 million that were recorded in the first quarter of 2020.

Non-Operating Expenses

Interest Expense:

Total interest expense decreased 51.4% and 38.0% in the quarter and six months ended June 28, 2020, respectively, compared to the same periods in 2019. In the second quarter and first six months of 2020, interest expense related to debt balances decreased $10.2 million and $15.8 million, respectively, compared to the same periods in 2019. The decrease in each period is attributable to the cessation of interest accruals on outstanding pre-petition debt beginning February 13, 2020, in accordance with ASC 852. As such, we stopped accruing interest expense on all of our long-term debt except for the first lien 2026 Notes. To a lesser extent, the decline in interest expense is due to the lower overall debt balances resulting from redemptions made during the first half of 2019.

Reorganizational items, net:

Reorganizational items, net, totaled $12.0 million and $107.2 million for the quarter and six months ended June 28, 2020, respectively, and include charges and gains incurred since the Petition Date related to the Chapter 11 Cases. See Note 2 for a detailed description of the charges and offsetting gains. We expect professional fees to continue to be substantial until the conclusion of the Chapter 11 Cases.

Income Taxes:

In the quarter and six months ended June 28, 2020, we recorded an income tax benefit of $0.3 million and $9.0 million, respectively. As discussed more fully in Note 3 under Income Taxes, during the second quarter and first six months of 2020, we recorded charges of $4.9 million and $13.4 million, respectively, related to the current period impact of the valuation allowance on deferred tax assets. The remaining income tax benefit differed from the expected federal tax amounts primarily due to the inclusion of state income taxes, certain permanently non-deductible expenses, the impact of non-tax deductible charges related to intangibles and goodwill, and the ability to carryback our net operating loss generated in 2019 resulting in an income tax benefit for the receivable due to changes in the tax laws from the CARES Act.

Liquidity and Capital Resources

As a result of the commencement of the Chapter 11 Cases on February 13, 2020, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. As a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee we will successfully consummate a sale of our assets or agree upon a viable Chapter 11 plan with our various stakeholders or reach any such agreement in the time frame that is acceptable to the Bankruptcy Court. See Note 2 for additional information.

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

As a result of the substantial doubt about our ability to continue as a going concern for the next twelve months, and the associated steps that have been undertaken to restructure our balance sheet, our expected cash outflows related to interest payments on our debt in 2020 are difficult to predict at this time. We expect to make adequate protection payments on our DIP Credit Agreement and our first lien notes during 2020 in accordance with the Bankruptcy Court order approving the DIP Credit Agreement, but we do not expect to make interest payments on our other loans, notes and debentures. We plan to fund our ongoing operations through available borrowings under our DIP Credit Agreement as well as cash generated from operations.

We are unable to predict when we will emerge from Chapter 11 because it is contingent upon numerous factors, many of which are out of our control. Emergence from bankruptcy is contingent upon several factors, which includes obtaining the Bankruptcy Court’s approval of (i) a Chapter 11 plan of reorganization, which will enable us to transition from Chapter 11 into ordinary course operations outside of bankruptcy, or (ii) a sale of our assets pursuant to Section 363 of the Bankruptcy Code. We also may need to obtain a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Cases as well as the general global economic downturn due to the COVID-19 pandemic. If approved, a sale of our assets or a Chapter 11 plan will determine the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which such plan is confirmed. See Note 2 for additional discussion regarding the Chapter 11 Cases status.

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

In addition, while we do not qualify for any of the business loans or grants under the CARES Act, modifications to the tax rules for the carryback of net operating losses and business interest limitations allowed us to file for a federal tax refund of $11.7 million, which we received during the second quarter of 2020.  In addition, section 2302 of the CARES Act allows us to delay the payment of our share of certain payroll taxes incurred from March 27, 2020, through December 31, 2020. As of June 28, 2020, we have deferred $2.8 million of these certain payroll taxes. For all amounts deferred through December 31, 2020, one half of the amount is due in December 2021 and the remaining balance is due in December 2022.

Based on current financial projections, we expect to be able to continue to generate cash flows from operations and through availability on our DIP Credit Agreement, in amounts sufficient to fund our operations, satisfy our interest payment obligations on our DIP Credit Agreement and pay administrative expenses including professional fees while under Chapter

11. However, should the Chapter 11 Cases take longer than anticipated or should our financial results be materially and negatively impacted by the COVID-19 pandemic, we may be required to seek additional sources of liquidity. There can be no assurance that we will be able to obtain such liquidity on terms favorable to us, if at all. We continue to monitor the impacts of the COVID-19 pandemic on our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable.

As of June 28, 2020, we had $703.3 million aggregate principal amount of outstanding debt consisting of $262.9 million of our 2026 Notes, $157.1 million of our Junior Term Loan, $268.4 million of our senior secured junior lien 2031 Notes and $14.9 million of our unsecured Debentures.

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

Sources and Uses of Liquidity and Capital Resources:

Our cash and cash equivalents were $20.1 million as of June 28, 2020, compared to $19.6 million and $10.5 million as of June 30, 2019, and December 29, 2019, respectively.

The following table summarizes our cash flows:

	Six Months Ended
	June 28,	June 30,
(in thousands)	2020	2019
Cash flows provided by (used in)
Operating activities	$19,557	$1,971
Investing activities	(1,407)	1,668
Financing activities	(1,941)	(7,945)
Increase (decrease) in cash, cash equivalents and restricted cash	$16,209	$(4,306)

Operating Activities:

We generated $19.6 million of cash from operating activities in the six months ended June 28, 2020, compared to generating $2.0 million in the six months ended June 30, 2019. The increase in operating cash flows primarily reflects lower accounts payable payments in 2020 compared to 2019 due to the Chapter 11 Cases which limits our ability to pay pre-petition amounts, the timing of income tax payments or refunds, and the change in our accrued interest balances in the first six months of 2020 compared to the same period in 2019. In the first six months of 2020, we had income tax refunds of $12.2 million compared to income tax payments of $7.1 million in the same period in 2019. In the first six months of 2020, we had interest payments of $8.0 million compared to interest payments of $29.8 million during the same period in 2019. The remaining changes in operating activities relate to miscellaneous timing differences in various payments and receipts.

Investing Activities:

We used $1.4 million of cash from investing activities in the six months ended June 28, 2020, primarily for the purchase of property, plant and equipment (“PP&E”). We expect total capital expenditures for the full year of 2020 to be approximately $4.0 million.

We generated $1.7 million of cash from investing activities in the six months ended June 30, 2019. We received proceeds from the sale of PP&E of $3.3 million. These amounts were offset by the purchase of PP&E for $1.2 million and contributions to equity investments of $0.4 million.

Financing Activities:

We used $1.9 million of cash for financing activities in the six months ended June 28, 2020, compared to using $7.9 million in the six months ended June 30, 2019. In 2020, the net cash used was partially related to $0.8 million for the debt issuance costs related to the DIP financing. During the six months ended June 30, 2019, we redeemed $36.6 million principal amount of our 2026 Notes at par. These redemptions were partially offset by the $29.7 million increase in our financial obligations as a result of the sale and leaseback of one of our real properties.

Off-Balance-Sheet Arrangements

As of June 28, 2020, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The McClatchy Company
(Registrant)

August 17, 2020	/s/Craig I. Forman
Date	Craig I. Forman Chief Executive Officer

August 17, 2020	/s/Peter R. Farr
Date	Peter R. Farr Chief Financial Officer