Form 10-K/A
period 2019-12-29
MCCLATCHY CO
filed 2020-09-29
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 29, 2019
or
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 1-9824

JCK Legacy Company

(Exact name of registrant as specified in its charter)

Delaware	52-2080478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2100 Q Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

916-321-1844
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	MNIQQ(1)	N/A(1)

Securities registered pursuant to Section 12 (g) of the Act: None(1)

(1)	On February 21, 2020, the NYSE American filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist the Class A Common Stock of The McClatchy Company (now known as JCK Legacy Company). The delisting became effective 10 days after the Form 25 was filed. The deregistration of the Class A Common Stock under section 12(b) of the Securities Exchange Act of 1934 became effective on May 21, 2020, 90 days after filing of the Form 25. Following deregistration of the Class A Common Stock under Section 12(b) of the Securities Exchange Act of 1934, the Class A Common Stock shall remain registered under Section 12(g) of the Securities Exchange Act of 1934. Beginning on February 16, 2020, the Class A Common Stock was quoted on the OTC Pink Market under the symbol “MNIQQ.”

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ⌧ Yes ◻ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ◻ Yes ⌧ No

Based on the closing price of the registrant’s Class A Common Stock on the NYSE American LLC on June 30, 2019, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $17.1 million. For purposes of the foregoing calculation only, as required by Form 10-K, the Registrant has included in the shares owned by affiliates, the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding as of March 25, 2020:

Class A Common Stock	5,506,185	Class B Common Stock	2,428,191

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

On March 30, 2020, The McClatchy Company (now known as JCK Legacy Company) (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “Original Form 10-K”)  Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends  the Original Form 10-K to include the information required by and not included in Part III of the Original Form 10-K. Further, as a “smaller reporting company,” as defined in Item 10 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, the Company has elected to provide scaled disclosures permitted for smaller reporting companies.

On February 13, 2020, the Company and each of our 53 wholly-owned subsidiaries filed voluntary petitions for reorganization (“Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.  The Chapter 11 Cases are being jointly administered under the caption In re: The McClatchy Company, et al., Case No. 20-10418. Proceedings in the Chapter 11 Cases have resulted in the forfeiture or nullification of certain equity grants, contributions, benefits plans, and employment agreements described in this Form 10-K/A. Further, on September 4, 2020, upon the closing of the previously disclosed Sale Transaction whereby substantially all of the Company’s assets were sold to SIJ Holdings, LLC, the Company, among other things, changed its name from “The McClatchy Company” to “JCK Legacy Company.”

As required by Rule 12b-15 under the Securities Act of 1934, as amended, we are including with this Form 10-K/A a new certification by our principal executive and principal financial officer. Accordingly, Item 15 of Part IV has been amended to reflect the filing of this new certification. Item 15 of Part IV has also been amended to reflect an Executive Retention Agreement entered into on May 24, 2019, by and between Scott Manuel (one of our named executive officers) and The McClatchy Company.

Except for the changes in Part III and the filing of the related certification and the Executive Retention Agreement exhibit added to the list of exhibits in Part IV, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Form 10-K.   This Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information as of March 30, 2020, regarding the name, age and principal occupation or employment of each member of our board of directors (“Board”) and executive officers. We have also included information about each director’s specific attributes, experience or skills that led our Board to conclude that he or she should serve as a director on the Board in light of our business and structure. Unless we specifically note below, no corporation or organization referred to below is a subsidiary or other affiliate of the Company. Directors are elected at each annual meeting of stockholders and serve until their respective successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position
Elizabeth Ballantine	71	Director
Leroy Barnes Jr.	68	Director
Molly Maloney Evangelisti (1)	67	Director
Anjali Joshi	59	Director
Brown McClatchy Maloney (1)	64	Director
Kevin S. McClatchy (1)	57	Director, Chairman of the Board
William McClatchy (1)	58	Director
Theodore R. Mitchell	64	Director
Clyde Ostler	73	Director
Maria Thomas	56	Director
Craig I. Forman	58	President, Chief Executive Officer and Director
Peter R. Farr	56	Vice President, Chief Financial Officer (2)
Elaine Lintecum	64	Special Advisor to the CEO (2)
Scott Manuel	44	Vice President, Customer and Product
Billie S. McConkey	49	Vice President, People, Legal and Corporate Secretary
Kristin Roberts	44	Vice President, News

(1)	Molly Maloney Evangelisti and Brown McClatchy Maloney are siblings. Kevin S. McClatchy and William McClatchy are cousins to each other and to Ms. Evangelisti and Mr. Maloney.

(2)	Effective March 30, 2020, Mr. Farr was appointed Vice President, Chief Financial Officer and Ms. Lintecum was appointed to serve as Special Advisor to the CEO until her retirement on June 30, 2020.

DIRECTORS

Elizabeth Ballantine, 71, has been a director of McClatchy since March 1998. Prior to joining the Board of Directors, Ms. Ballantine was a director of Cowles Media Company, a position she had held since 1993. Since 1999, Ms. Ballantine has been president of EBA Associates, a consulting firm. From 1993 to 1999, she was an attorney in the Washington, D.C. law firm of Dickstein, Shapiro, Morin and Oshinsky LLP. From 1990 until 1993, she worked as a private consultant advising clients on international business investments. Ms. Ballantine is a life trustee of Grinnell College in Iowa and was chair of the Governing Board of the National Cathedral School in Washington, D.C. Since December 2004, Ms. Ballantine has been a director of the mutual funds of the Principal Financial Group of Des Moines, Iowa. She also serves on the board of directors of Durango Herald, Inc. of Durango, Colorado. Ms. Ballantine has significant experience and knowledge of media and publishing stemming from her service on the board of directors of Cowles Media Company as well as her involvement with her family-owned newspaper in Durango, Colorado.

Leroy Barnes, Jr., 68, has been a director of McClatchy since September 2000. Mr. Barnes is the retired vice president and treasurer of PG&E Corporation, a position he held from 2001 to 2005. From 1997 to 2001, Mr. Barnes was vice president and treasurer of Gap, Inc. Prior to that, Mr. Barnes held various executive positions with Pacific Telesis Group/SBC Communications. Earlier in his career, Mr. Barnes was a consultant at Touche Ross & Co., a predecessor of Deloitte & Touche LLP. Mr. Barnes is also a member of the boards of directors of Principal Funds, Inc. and Principal Variable Contracts, Inc., each since March 2012. He has also been a trustee of Principal ETF, Inc. since December 2014. Mr. Barnes had also served as a member of the board of directors of Herbalife, Ltd. from December 2004 to February 2015 and a member of the board of directors of Frontier Communications, Inc. from May 2005 to May 2019. Mr. Barnes’ experience as a finance executive at other publicly-traded companies as well as his service on other boards position him to critically review and oversee various managerial, strategic, financial and compliance-based considerations applicable to McClatchy. Mr. Barnes’ expertise also qualifies him to serve as an “audit committee financial expert” as defined by Item

407(d)(5)(ii) of Regulation S-K.

Molly Maloney Evangelisti, 67, has been a director of McClatchy since July 1995. She worked in various capacities for The Sacramento Bee from October 1978 to December 1996, including the oversight of special projects. As a longtime McClatchy employee, with nearly 20 years of hands-on experience at The Sacramento Bee, Ms. Evangelisti has an extensive knowledge of the Company’s people and business.

Anjali Joshi, 59, has been a director of McClatchy since July 31, 2017 and also serves on the boards of Moble Iron and Lattice Semiconductor.  Until March 2019, Ms. Joshi was Vice President for Product Management at Google, Inc., and has held various positions there since 2006, including Search and News. Prior to joining Google, Ms. Joshi served as Executive Vice President of Engineering for Covad Communications, Inc. from 1998 to 2003. Ms. Joshi also held positions at AT&T Bell Labs working in the areas of voice and high-speed data from 1990 to 1998. Ms. Joshi’s experience as an accomplished technology and digital executive brings additional platform experience and technical acumen to the Board as the Company transitions into the digital landscape.

Brown McClatchy Maloney, 64, has been a director of McClatchy since September 2004. Mr. Maloney is the owner of Radio Pacific and the operator of KONP radio, an ABC affiliate, and two additional radio stations in western Washington State. Mr. Maloney is also the owner of Olympic View Properties and Cedar Ridge Properties, both Washington state real estate companies. In addition, Mr. Maloney serves as a member of the board of directors of The Seattle Times Company. From 1988 through November 2011, he was the owner of Olympic View Publishing, a weekly newspaper company in Washington State. From 1974 to 1987, prior to his ownership of Olympic View Publishing and Radio Pacific, Mr. Maloney held various circulation and advertising positions at the Anchorage Daily News, The Sacramento Bee and The Fresno Bee. He served as the president of the Washington Newspaper Publishers Association from 1996 to 1997 and is the former president of the Washington Newspaper Publishers Association Foundation. Mr. Maloney’s ownership of various newspapers and radio stations provides him with valuable insight into McClatchy’s business strategy and industry challenges. He also has valuable executive leadership, management and entrepreneurial experience.

Kevin S. McClatchy, 57, has been a director of McClatchy since September 1998, and non-executive Chairman of the Board since May 2012. From 1996 to 2007, he was the managing general partner and chief executive officer of the Pittsburgh Pirates Major League Baseball team. From 1994 to 1995, he was president of the Northern California Sports Development Group and The Modesto A’s, a minor league baseball team. Mr. McClatchy held various positions with McClatchy from 1990 to 1994, including serving as sales director for The Newspaper Network, Inc., advertising director at the Amador Ledger Dispatch and sales representative for The Sacramento Bee. As a former senior executive officer of a professional and minor league sports franchise, Mr. McClatchy has demonstrated leadership capability and extensive knowledge of the complex financial, operational and personnel issues facing large organizations. In addition, his years of experience working at McClatchy have given him extensive knowledge of its business.

William McClatchy, 58, has been a director of McClatchy since September 2004. Mr. McClatchy is an entrepreneur, journalist and currently a real estate investor.  He formerly managed Index Investing’s ETFzone.com, a website supplying content concerning exchange-traded index funds. In 1999, Mr. McClatchy co-founded indexfunds.com, a website for index investing content. From 1987 through 1991, Mr. McClatchy served in a variety of editorial positions for computer magazines, including staff writer at PC Week and MAC Week, and microcomputing editor at Information Week. From 1993 to 1996, Mr. McClatchy worked as a reporter for The Fresno Bee. Mr. McClatchy’s founding of a financial and investing website, in conjunction with his continued involvement in the digital world as editor of ETFzone.com, positions him to offer unique knowledge and perspective of McClatchy’s digital business and assets.

Theodore R. Mitchell, 64, assumed the Presidency of the American Council on Education on September 1, 2017.  Prior to that he was the Under Secretary of the United States Department of Education from May 2014 until January 2017, responsible for all post-secondary and adult education policy programs as well as the $1.3 trillion Federal Student Aid Portfolio. Prior to his federal service, Dr. Mitchell served for ten years as CEO of the NewSchools Venture Fund, a national investor in education technology from September 2005 to May 2014. He served, as well, as President of the California State Board of Education, President of Occidental College, and in a variety of leadership roles at UCLA, including Vice Chancellor. Dr. Mitchell was deputy to the President and to the Provost at Stanford University and began his career as a professor at Dartmouth College where he also served as Chair of the Department of Education. Dr. Mitchell served as a McClatchy Director from September 2001 until May 2014. Dr. Mitchell was re-elected to the Board of McClatchy in May 2017.  Dr. Mitchell has also been serving on the board of overseers of TIAA, a major financial services company, since December 2018.  Dr. Mitchell’s experience as a leader in education, business and public policy provides the Board with valuable insights into the needs of McClatchy’s communities and its business development strategy.

Clyde W. Ostler, 73, has been a director of McClatchy since May 2013. In March 2011, Mr. Ostler retired from Wells Fargo and Company as a Group Executive Vice President, Vice Chairman of Wells Fargo Bank California and President of Wells Fargo Family Wealth. During his 40-year tenure with Wells Fargo, Mr. Ostler served in a number of capacities including Vice Chairman in the Office of the President, Chief Financial Officer, Chief Auditor, Head of Retail Branch Banking, Head of Information Technology, Head of Institutional and Personal Investments and Head of Internet Service. Mr. Ostler was a member of Wells Fargo’s management committee for over 25 years. He has served on a number of for-profit and not-for-profit boards. He is currently a member of the board of directors and chair of the Audit Committee of EXLService Holdings, Inc., a position he has held since December 2007. From May 2002 to November 2006, Mr. Ostler served on the board of directors of Mercury Interactive Corporation and from November 1999 to November 2004, was a member of the board of directors of BARRA, Inc. Mr. Ostler is currently on the Scripps Institution of Oceanography Directors’ Advisory Council. Mr. Ostler has extensive experience serving on boards of directors of public companies and his years of senior executive experience at a large financial institution give him significant executive leadership, management and financial oversight experience. His experience and background qualify him to serve as one of the Board’s “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K.

Maria Thomas, 56, has been a director of McClatchy since August 2016.  Since 2017 Ms. Thomas has been an angel investor and founder of Axios Ventures, LLC.  Prior to that, in 2016, Ms. Thomas served as the interim CEO and strategic advisor to Glamsquad, a NYC-based startup offering beauty services on demand.  From February 2013 to August 2015, Ms. Thomas served as Chief Marketing and Consumer Officer for SmartThings, a pioneer in the consumer Internet of Things arena.  She helped SmartThings navigate its two year journey from launch on Kickstarter to a $200 million sale to Samsung.  From 2008 to 2010, Ms. Thomas was the first non-founder CEO at Etsy, where under her leadership, Etsy became a trusted global brand with seven million customers and a trusted e-commerce platform serving hundreds of thousands of sellers with gross merchandise sales of more than $300 million.  From 2001 to 2008, she was SVP and GM of NPR Digital.  She was a driving force behind NPR’s successful transformation from a radio-only company to a best-in-class, multimedia enterprise. Ms. Thomas currently serves on the board of directors of the privately held digital textile printing and e-commerce company, Spoonflower and previously served on the board of directors and compensation committee of Control4Corp, a company that provides personalized automation and control solutions, since February 2018 to its acquisition by Snap AV in August 2019.  Ms. Thomas started her career on Wall Street as a financial analyst and spent seven years with World Bank Group as an Investment Officer with the International Finance Corporation, the World Bank’s private sector arm.  Ms. Thomas’ deep digital management and product experience, her work with investors and venture capitalists, and background in media make her uniquely suited to helping McClatchy develop new business models for public service journalism. Ms. Thomas’ expertise also qualifies her to serve as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

Craig I. Forman, 58, has been President and Chief Executive Officer of McClatchy since January 2017 and a director of McClatchy since July 2013. Prior to his appointment as President and Chief Executive Officer, Mr. Forman was a private investor and entrepreneur. From 2006 until 2009, Mr. Forman served as president of consumer access and audience business of the Atlanta-based internet services provider Earthlink. Earlier, Mr. Forman served as the Vice President and general manager for Yahoo’s media and information divisions, overseeing Yahoo! News, Yahoo! Sports and Yahoo! Finance.  Mr. Forman led internet and new media divisions at Time Warner, a cable television company, was the vice president for product development and editor at the search engine Infoseek, and was the director and editor of international business information services for Dow Jones, a publishing and financial information firm. Since 2009, Mr. Forman has served as a director on a variety of public and private company boards. Until March 2015, Mr. Forman was the executive chairman of the board of Appia, Inc., a Durham, N.C., based mobile-applications marketer and distributor. In connection with the completion of Digital Turbine, Inc.’s merger with Appia, Inc. in March 2015, Mr. Forman was appointed to Digital Turbine, Inc.’s board of directors; he resigned from the Digital Turbine board upon his appointment as McClatchy’s President and Chief Executive Officer. Mr. Forman has served on the board of Yellow Media, Inc., a Canadian publisher of print and digital business directories, since 2012. Previously, Mr. Forman served as executive chairman of WHERE, Inc., a leading mobile-advertising technology network, until it was acquired by eBay Inc. in 2011. Mr. Forman began his career as a foreign correspondent and editor for The Wall Street Journal. He worked as a deputy bureau chief in The Wall Street Journal’s London bureau and later served as bureau chief in the newspaper’s Tokyo bureau. Mr. Forman’s digital, business and media experience, which focused on helping companies successfully navigate and thrive in the digital landscape, and extensive knowledge of the Company, make him a valuable asset to the Company. This experience and his knowledge of the Company’s day-to-day operations as President and Chief Executive Officer put him in a position to work proactively with the Board to develop and implement the Company’s business strategy in the coming years.

EXECUTIVE OFFICERS

Peter R. Farr, 56, was named as McClatchy's Vice President of Finance and Chief Financial Officer on March 30, 2020, prior to which he was the Corporate Controller and Chief Accounting Officer, a position he held since joining McClatchy in April 2018. Prior to that Mr. Farr held various Finance roles at The Boeing Company beginning in 2008 and at Allianz SE from 2006. Previously, he worked as a certified public accountant for Deloitte & Touche LLP and KPMG LLP. Mr. Farr also served as a Captain in the United States Marine Corps.

Elaine Lintecum, 64, was named Special Advisor to the CEO on March 30, 2020, prior to which she was the Vice President, Finance and Chief Financial Officer and Treasurer of McClatchy, a position she held since May 2012. Ms. Lintecum joined McClatchy in 1988 as the corporate analyst responsible for external financial reporting and for SEC compliance. She was promoted to investor relations manager in 1993, was named assistant treasurer and director of treasury services in 2000 and became Treasurer in 2002. Prior to joining McClatchy, Ms. Lintecum worked for Deloitte, Haskins & Sells, a predecessor of Deloitte & Touche LLP, as a certified public accountant. Ms. Lintecum serves on the board of directors of the River City Bank.

Scott Manuel, 44, has been Vice President, Customer and Product since October 9, 2017. Prior to joining McClatchy, Mr. Manuel held various positions beginning in 2010 at Thomson Reuters, which included Vice President, Technology Strategy & Architecture – Healthcare, Intellectual Property & Science, Vice President, Global Data Center Operations and his last position was Vice President, Head of Strategic Product Management & Delivery - Applied Innovation.

Billie S. McConkey, 49, is McClatchy’s Vice President of People, Legal and Corporate Secretary, roles she has held since 2015. Ms. McConkey worked with McClatchy as special employment counsel from 2006 until March 2015. Previously, from 2000 to 2006, Ms. McConkey was special labor counsel for Knight Ridder, Inc. and from 1998 to 2000, Ms. McConkey was vice president, labor and employment counsel for Central Newspapers, Inc. Ms. McConkey was also an associate at the law firms, Brown & Bain P.A. (a predecessor of Perkins Coie LLP) and Bryan Cave LLP from 1995 to 1998.

Kristin Roberts, 44, has been Vice President of News since May 27, 2019. Before being named to that executive role, she was Regional Editor for McClatchy's East Region and Executive Editor for the Washington Bureau after joining the company in January 2017. Before McClatchy, Ms. Roberts served as National Editor at POLITICO in 2015 and 2016 and Managing Editor at National Journal from 2011 to 2015. She held various positions at Thomson Reuters over 13 years, including reporting jobs in New York, Miami and Washington, and editing roles in the Washington Bureau, last serving as deputy bureau chief

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers, and beneficial owners of more than 10% of our Class A Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of equity securities of McClatchy. Such officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish McClatchy with all Section 16(a) forms that they file.

To our knowledge, based on our review of the forms that we received during the fiscal year ended December 29, 2019, no director, executive officer, or beneficial owner of more than 10% of our Class A Common Stock failed to timely file the forms required by Section 16(a) of the Exchange Act, except for Peter R. Farr who reported four late transactions on one late report.

Code of Business Conduct and Ethics and Anti-Hedging Policy

We have adopted a written code of business conduct and ethics that applies to all of our officers, directors and employees, as well as a code of ethics for senior officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics prohibits officers, directors and employees from engaging in any hedging transactions involving our stock or any options to purchase our stock or stock appreciation rights (“SARs”) related to our stock (i) granted to the employee or director by the registrant as part of the compensation of the employee or director, or (ii) held, directly or indirectly, by the employee or director. Our codes of business conduct and ethics can be found on our website at www.mcclatchy.com. Any waivers of the code of ethics for senior officers or directors will be posted on our website.

Audit Committee and Audit Committee Financial Expert

Mr. Barnes serves as the chairman and Ms. Ballantine, Mr. Ostler and Ms. Thomas serve as members of the Audit Committee. Mr. Barnes serves on the audit committees of The McClatchy Company and Frontier Communications, as well as three investment companies that are part of the Principal Funds, Inc. “fund complex.” The Committee on the Board reviews and makes a recommendation to the Board as to whether service on these audit committees impairs Mr. Barnes’ ability to fulfill his duties as a member of the Audit Committee. The Board has designated Mr. Barnes, Mr. Ostler and Ms. Thomas who qualify as “independent” within the meaning of the applicable requirements set forth in the Exchange Act and the applicable SEC and listing rules, as currently in effect, as “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K.

The Audit Committee has been established in accordance with Section 10A(m)(1) and Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Among other things, the Audit Committee appoints, evaluates and determines the compensation of our independent auditors; reviews and approves the scope of the annual audit, and the financial statements; reviews our disclosure controls and procedures, internal controls, information security policies, internal audit function, and corporate policies with respect to financial information and (if provided by the Company) earnings guidance, oversees investigations into complaints concerning financial matters; reviews other risks that may have a significant impact on our financial statements; and annually reviews the Audit Committee charter and the Committee’s performance. The Audit Committee works closely with management and oversees our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from McClatchy for outside legal, accounting or other advisers as the Audit Committee deems necessary to carry out its duties. The Audit Committee regularly meets separately with members of management and our independent auditors. The Audit Committee held fifteen (15) meetings during fiscal 2019.

Procedures for Shareholder Recommendations of Nominees to the Boards of Directors

There were no material changes to the procedures described in our Proxy Statement relating to the 2019 annual meetings of shareholders by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth the annual compensation paid or accrued by McClatchy to or on behalf of our non-employee directors for the fiscal year ended December 29, 2019:

	Fees
	Earned	Stock	Option
	or Paid in	Awards	Awards
Name	Cash ($)(1)	($)(2)	($)(3)	Total ($)
(a)	(b)	(c)	(d)	(h)
Elizabeth Ballantine	$87,500	$—	—	$87,500
Leroy Barnes, Jr.	$102,500	$—	—	$102,500
Molly Maloney Evangelisti	$81,500	$—	—	$81,500
Anjali Joshi	$75,500	$—	—	$75,500
Brown McClatchy Maloney	$76,500	$—	—	$76,500
Kevin McClatchy	$256,000	$—	—	$256,000
William McClatchy	$69,500	$—	—	$69,500
Theodore Mitchell	$89,500	$—	—	$89,500
Clyde Ostler	$105,000	$—	—	$105,000
Vijay Ravindran (4)	$40,463	$—	—	$40,463
Maria Thomas (5)	$81,500	$—	—	$81,500

(1)	Includes annual retainer, committee chair fees and committee meeting fees.

(2)	No director received a stock award in fiscal year 2019.

(3)	No director received an option award in fiscal year 2019.

(4)	Mr. Ravindran did not stand for re-election at the 2019 annual meeting of shareholders, after which time the size of the Board decreased to an eleven-person Board.

(5)	In 2019, the cash retainer was issued to Axios Ventures LLC, an LLC through which Ms. Thomas does her personal consulting and other work.

Director Compensation Arrangements

We use a combination of cash and stock-based compensation to attract and retain qualified individuals to serve on our Board. Generally, the Compensation Committee reviews the compensation of our non-employee directors on a regular basis with the last review occurring in December 2019. In determining director compensation, we have considered publicly-available data from companies within our industry, data collected by our People Department regarding trends in director compensation and competitive data prepared by Pay Governance, our independent outside compensation consultant. We also consider the significant amount of time that our directors devote to the business of the Company.

For 2019, the Compensation Committee reviewed the current Board and Committee retainer arrangements and determined that they would remain the same as for the prior year. These board and committee retainers for the fiscal year ended December 29, 2019, are summarized below:

Type of Compensation	Amount
Annual Cash Retainer	$65,000
Annual Equity Target Retainer	$65,000
Chairman of the Board Annual Retainer	$175,000
Audit Committee Chair Annual Retainer	$15,000
Compensation Committee Chair Annual Retainer	$12,500
Committee on the Board Chair Annual Retainer	$10,000
Nominating Committee Chair Annual Retainer	$10,000
Pension and Savings Plans Committee Chair Annual Retainer	$10,000

In addition to the payments set forth above, we reimburse non-employee directors for reasonable expenses incurred by them in connection with the business and affairs of McClatchy.

Pursuant to the McClatchy Director Deferral Program under the 2012 Incentive Plan, directors may elect to defer receipt of their stock awards until their termination of service.

The Board adopted director stock ownership guidelines in 2012. The Board believes that it is important to align the interests of the non-employee members of the Board with the long-term interests of the Company’s shareholders. Accordingly, the guidelines require that each non-management director shall own a minimum of 1,500 shares of our Class A Common Stock. For those directors on the Board as of November 28, 2012, the target date for such ownership was December 31, 2012. For subsequently elected directors, the target date for achieving the desired ownership level is five (5) years from the date that Board service commences. Shares issuable upon vesting of restricted stock or restricted stock units shall count towards achievement of the minimum guideline amount. As of the date of this filing, all directors were in compliance with the Company’s stock ownership guidelines.

Executive Compensation

The following tables set forth the compensation paid to or accrued by McClatchy for the named executive officers (“NEOs”) for each of the last two completed fiscal years:

Summary Compensation Table

					Non-Equity
					Incentive Plan	All Other
		Salary	Bonus	Stock	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	Awards	($)	($)	($)
(a)	(b)	(c)	(d)(2)	(e)(3)	(g)(4)	(i)(5)	(j)
Craig I. Forman (1)	2019	$1,000,000	$2,000,000	$474,987	$499,000	$691,273	$4,665,260
President and	2018	$980,769	$75,000	$606,661	$1,000,000	$215,020	$2,877,450
Chief Executive Officer

Mark Zieman (7)	2019	$739,508	$1,059,000	$171,017	$124,221	$168,548	$2,262,294
Vice President,	2018	$678,846	$675,000	$214,141	$137,039	$99,600	$1,804,626
Operations

Scott Manuel (6)	2019	$602,884	$892,400	$131,807	$66,508	$84,241	$1,777,840
Vice President,
Customer and Product

(1)	As discussed in more detail below, Mr. Forman’s total actual realized compensation was approximately $4.2 million in 2019, which included prior year income paid in 2019, and was approximately $2.3 million in 2018.

(2)	Amounts shown in column (d) for 2019 reflect cash retention payments paid pursuant to the 2018 Executive Retention Plan based on each NEO’s continued service (see Retention Cash Awards below for further discussion regarding timing).

(3)	Amounts shown in column (e) reflect the dollar amount recognized for financial statement reporting purposes for RSUs awarded in 2019 and 2018. Values of stock awards reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 using the assumptions included in Note 12 to our audited financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020. Based on the subsequent filing under Chapter 11 of the U.S. Bankruptcy Code, the realized value of this reported stock is zero.

(4)	Amounts shown in column (g) reflect the amounts earned under the CEO Short-term Incentive Non-equity Income Plan for Mr. Forman and the MBO Plan for Mr. Zieman and Mr. Manuel, described in the section entitled “Semi-Annual Cash Bonus” below.

(5)	Amounts in column (i) for 2019 include the benefits, received by each NEO, enumerated below.

●	Premiums to continue life insurance coverage under the McClatchy Group Executive Life Insurance Plan at a level not otherwise available under McClatchy’s standard life insurance coverage;

●	Premiums to provide long-term disability coverage at a level greater than that provided under McClatchy’s standard long-term disability program;

●	Company-paid premiums toward the cost of health coverage under McClatchy’s group health insurance plan;

●	Company contributions to each NEO’s account under McClatchy’s 401(k) plan, Bonus Recognition Plan, and Benefit Restoration Plan;

●	Company contributions to each NEO’s account under McClatchy’s Executive Supplemental Retirement Plan, which for 2019 was $252,942 for Mr. Forman, $74,048 for Mr. Zieman, and $60,288 for Mr. Manuel. All of these amounts were forfeited as part of our filing under Chapter 11 of the U.S. Bankruptcy Code; and

●	Pursuant to the Forman Employment Agreement (defined below), Mr. Forman was entitled to receive a monthly housing allowance equal to $5,000 for January 2019 and a supplemental business reimbursement payment equal to $35,000 per month for February through December 2019.

(6)	Mr. Manuel commenced employment with the Company in 2017 and was not an NEO for fiscal year 2018.

(7)	Mr. Zieman retired on December 31, 2019.

Outstanding Equity Awards at Fiscal 2019 Year End

The following table sets forth information concerning the outstanding equity awards held by the NEOs as of December 29, 2019. All of these equity grants ultimately provided zero compensation to the NEOs as a result of the filing under Chapter 11 of the U.S. Bankruptcy Code:

			Stock Awards	Market
Option Awards			Number of	Value of
Number of			Shares or	Shares or
Securities			Units of	Units of
Underlying	Option		Stock	Stock That
Unexercised	Exercise	Option	That Have	Have Not
Options(#)	Price	Expiration	Not	Vested($)

Name	Exercisable		($)	Date	Vested(#)		(7)
(a)	(b)		(e)	(f)	(g)		(h)
Craig I. Forman	—		$—	—	83,331	(1)	$40,249
	—		$—	—	44,444	(2)	$21,466
	—		$—	—	7,690	(3)	$3,714

Mark Zieman	—		$—	—	30,003	(1)	$14,491
	—		$—	—	15,688	(2)	$7,577
	—		$—	—	3,590	(3)	$1,734
	7,125	(4)	$24.60	2/21/2023	—		$—
	4,000	(5)	$27.60	2/22/2022	—		$—
	550	(6)	$40.80	2/23/2021	—		$—

Scott Manuel	—		$—	—	23,124	(1)	$11,169
	—		$—	—	6,776	(2)	$3,273
	—		$—	—	668	(3)	$323

(1)	One-third of the RSUs vests on each of March 1, 2020, March 1, 2021 and March 1, 2022 based on continued service.

(2)	One-third of the RSUs vests on each of March 1, 2019, March 1, 2020 and March 1, 2021 based on continued service.

(3)	One-third of the RSUs vests on each of March 1, 2018, March 1, 2019 and March 1, 2020 based on continued service.

(4)	One-quarter of the SARs vested on each of March 1, 2014, March 1, 2015, March 1, 2016 and March 1, 2017.

(5)	One-quarter of the SARs vested on each of March 1, 2013, March 1, 2014, March 1, 2015 and March 1, 2016.

(6)	One-quarter of the SARs vested on each of March 1, 2012, March 1, 2013, March 1, 2014 and March 1, 2015.

(7)	Market value calculated by multiplying the closing market price of our Class A Common Stock on December 27, 2019 ($0.483 per share) by the number of units of stock. December 27, 2019 was the last trading day of our fiscal year, which ended on December 29, 2019.

Executive Compensation Arrangements

Semi-Annual Non-Equity Incentive.

The Compensation Committee believes non-equity incentives are part of a compensation package to incentivize NEOs to meet our longer-term goals by providing the officers with an ability to reach shorter-term goals over which they have more direct control. Mr. Forman was eligible to receive annual cash incentive compensation under the CEO short-term incentive non-equity income plan. In fiscal year 2019, our NEOs, other than Mr. Forman, were eligible to receive semi-annual cash incentive compensation based on performance over two six-month performance periods for each half of 2019 under our MBO Plan. Awards under the CEO short-term incentive non-equity income plan and the MBO Plan are based on achievement of financial and non-financial performance goals pre-established by the Compensation Committee. For 2019, the Compensation Committee designed a CEO short-term incentive non-equity income plan that allotted up to 150 points towards the achievement of financial and non-financial goals grouped in five categories. Achievement of 100 points would result in a bonus payout of 100% of base salary with the additional 50 points available, at the discretion of the Compensation Committee, for a total potential payout of 150% of base salary. For 2019, in addition to the financial and non-financial performance goals for non-CEO NEOs, Mr. Zieman and Mr. Manuel could also earn additional points for non-operating cash flow (the “NOCF”) objectives. The Compensation Committee approves the format of the goals, which include predetermined personal and/or leadership goals.

For fiscal year 2019, Mr. Zieman and Mr. Manuel were eligible to receive the full amount of the bonus related to the achievement of financial goals if the actual operating cash flow (“OCF”) met the OCF target, 70% if the actual OCF was 97% or higher than the OCF target, and 50% of the actual OCF was 95% or higher than the OCF target. The MBO Plan was suspended after the third quarter of 2019 and replaced with a Key Employee Incentive Plan. That Key Employee Incentive Plan was nullified by the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code and, thus, no amounts were paid thereunder.

CEO Non-Equity Incentive Plan.

For fiscal year 2019, the Compensation Committee approved the performance-based formula for the 2019 CEO Non-equity Incentive Plan in which 100 points would result in receiving a bonus at target, with an additional 50 points available, at the discretion of the Compensation Committee, for a total payout of 150% of the base salary.

The 150 points consisted of five categories of objectives: (i) enhancing overall corporate performance through sophisticated digital measurements and accelerating “One Team” corporate structure, consisting of 30 points; (ii) enhancing employee management via creation of systematic performance review architecture and succession planning, consisting of 30 points; (iii) achieving financial goals, such as achieving the budgeted operating cash flow and accelerating the rationalization of the Company’s capital structure, consisting of 30 points; (iv) maintaining and enhancing journalism quality and accelerating the digital progress of news and information operations, consisting of 30 points; and (v) achieving certain technology development and collaboration goals, consisting of 30 points.

Mr. Forman’s 2019 annual bonus was determined under the 2019 CEO Short-term Incentive Non-equity Income Plan. The 2019 CEO Short-term Incentive Non-equity Income Plan was suspended after the third quarter of 2019 and replaced with a Key Employee Incentive Plan. That Key Employee Incentive Plan was nullified by the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code and, thus, no amounts were paid thereunder.

MBO Plan.

The Compensation Committee set incentive bonus targets under the MBO Plan for non-CEO NEOs for two, six-month performance periods in fiscal year 2019. The semi-annual cash incentive was targeted to a pre-determined percentage of the six-month base salary of the participating NEO, which was 75% for Mr. Zieman and 60% for Mr. Manuel. The Compensation Committee determined these targets based on the recommendation of the CEO and the Compensation Committee’s review of the Data Bank concerning target bonus levels at other media companies within the Data Bank.

Each participating NEO’s semi-annual target bonus was based on a combination of (i) six-month OCF objectives, and (ii) strategic initiatives objectives, if, any OCF-related points were earned, and (iii) six-month NOCF objectives. For this purpose, each of first half and second half operating cash flows was determined after accruing for the semi-annual bonus. The CEO and Compensation Committee assessed the OCF, strategic and NOCF goals established for the fiscal year against corporate results, business unit results and individual performance and determined the aggregate MBO payout for each of Mr. Zieman and Mr. Manuel. The aggregate MBO payout for Mr. Zieman and Mr. Manuel in the fiscal year 2019 is reported in the Summary Compensation Table.

Frozen Pension Arrangements.

We maintain a frozen qualified defined benefit plan, The McClatchy Company Retirement Plan (“Pension Plan”) and a frozen supplemental pension plan (“SERP”). We also assumed the Knight Ridder, Inc. Benefit Restoration Plan (“KR BRP”) after we acquired Knight-Ridder, Inc. (“KR”) for legacy KR employees, including Mr. Zieman.

Prior to freezing the plan in March 2009, Mr. Zieman participated in the Pension Plan. The Pension Plan is a qualified defined benefit pension plan that was open to all eligible employees of McClatchy and other participating subsidiaries who completed an hours and service requirement to become participants in the Pension Plan. Benefits accrued as a lifetime annuity payable monthly commencing at age 65, the normal retirement age under the Pension Plan. Benefits accrued at a rate of 1.3% of “average monthly earnings” times years of benefits service up to a maximum of 35 such years. For Mr. Zieman, the number of years of credited service equals his actual years of credited service with McClatchy or its subsidiaries as of March 2009. Accrued benefits become vested after five years of vesting service, or, if earlier and the participant remained an employee at the time, when the participant attains age 65, the normal retirement age for Mr. Zieman under the Pension Plan. Mr. Zieman was fully vested in his benefits under the Pension Plan as of March 2009. “Average monthly earnings” means the average monthly base pay averaged over the five consecutive calendar years that produces the highest average. Compensation earned after March 31, 2009, does not count in the determination of average monthly earnings.

Upon termination of employment, Mr. Zieman generally may not commence benefits prior to age 55. The Pension Plan provided a subsidized early retirement benefit to any participating NEO with 20 or more years of eligible service who works until age 55, and pursuant to which the NEO would be eligible to receive an unreduced benefit following termination of employment beginning at age 62. Finally, the Pension Plan provides for benefits to be paid in the following annuity forms: a single life annuity, or either a 50% or 100% joint survivor annuity. Lump sum payment is not available, except for certain de minimis accruals.

The Code limits the maximum benefit that may be paid under the Pension Plan by subjecting annual earnings that can be taken into account in the pension formula to a cap ($280,000 for 2019) and by limiting the amount of benefit that can be paid from the plan (for 2019, an annuity at normal retirement age cannot exceed $225,000).

In order to provide post-retirement income commensurate with years of service to McClatchy and taking into consideration the NEO’s actual income levels, the KR BRP provided enhanced pension benefits to any participating NEOs, in addition to the amounts that were permitted to accrue under the Pension Plan. Mr. Zieman was eligible for the KR BRP benefit, and neither Mr. Forman nor Mr. Manuel were eligible for the KR BRP benefit. Accordingly, the KR BRP benefit was determined without regard to the compensation limit applicable to the Pension Plan and without regard to the maximum annuity payout limit applicable to the Pension Plan. For Mr. Zieman, the KR BRP provided a benefit accrued at normal retirement age (age 65) based on final average earnings and years of service.

On January 2, 2020, we announced that we would suspend the release of certain non-qualified supplemental executive retirement benefits, which include the SERP and KR BRP, while we addressed our long-term liquidity needs. On February 13, 2020, we filed voluntary petitions for reorganization under Chapter 11, of the U.S. Bankruptcy Code.

401(k) Plan.

We maintain The McClatchy Company 401(k) Plan (the “401(k) Plan”), which permits employees generally to make annual elective deferrals from salary up the maximum statutory amount, $19,000 for those younger than age 50 and $25,000 for those age 50 or older for 2019. The 401(k) Plan permits the Company to make a matching contribution. For 2019, the maximum matching contribution was up to 2% of salary (disregarding compensation in excess of $280,000, as required by the Code).

Non-Qualified Retirement Compensation

We maintain The McClatchy Company Benefit Restoration Plan (the “Benefit Restoration Plan”) and The McClatchy Company Bonus Recognition Plan (the “Bonus Recognition Plan” and together with the Benefit Restoration Plan, the “Plans”), in which our NEOs participate.  In 2019, the Plans provided a 2% matching contribution on salary in excess of the $280,000 compensation limit under the Benefit Restoration Plan and a 2% matching contribution on the participants’ bonus under the Bonus Recognition Plan, but the matching contributions under the Plans were suspended as of January 1, 2020. No matching contribution is made under either Plan for a year in which the matching contribution under the 401(k) Plan is suspended. Participants are vested in the Benefit Restoration Plan and Bonus Recognition Plan (together, the “Plans”) after three years of employment with the Company or upon an earlier “retirement” (as defined in the Plans) or death. All of the NEOs except Mr. Manuel are vested in the Plans as of the date hereof. Except in the case of termination of employment due to a participant’s death or disability, a participant’s eligible benefits under the Plans will be distributed to vested employees following the close of each year in which benefits are earned without interest. In the case of a termination of employment due to a participant’s death, the full amount of the participant’s account will be paid to the participant’s beneficiary in a single lump sum.

In 2019, we also maintained The McClatchy Company Executive Supplemental Retirement Plan (the “Executive Supplemental Plan”), in which our NEOs participate. Under the Executive Supplemental Plan, participants receive annual credits equal to 10% of base salary or 25% for Mr. Forman only. Under the Executive Supplemental Plan, full vesting occurs 10 years after first participating in the plan, with no partial vesting until 5 years have elapsed from first becoming a participant. A participant becomes fully vested immediately upon separation from service on account of disability, death, retirement on or after age 55 with ten years of service, or involuntary termination by the Company or its affiliates without “cause” (as defined in the Executive Supplemental Plan). All benefits under the Executive Supplemental Plan were forfeited as part of the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code.

Executive Equity Award Agreements

Historically, we have granted both restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) to our eligible employees, including the NEOs, pursuant to The McClatchy Company 2012 Omnibus Incentive Plan (as it has been and may be amended and restated from time to time) (the “2012 Incentive Plan”).

Pursuant to the 2012 Incentive Plan, if we experience a “change in control”: (i) immediately before the change in control, all outstanding options and SARs will vest, and all outstanding restricted stock, RSUs, and dividend equivalent rights will vest, and all shares of Class A Common Stock and/or cash subject to such awards will be delivered, and (ii) at the Compensation Committee’s discretion, either (a) all options, SARs, restricted stock, RSUs, and dividend equivalent rights will be terminated and cashed out or redeemed for securities of equivalent value, and/or all options and SARs will become exercisable for a period before the change in control, or (b) the Company may make a provision in writing for the assumption and continuation of such awards. Performance-based awards will vest (i) if less than half of the performance period has lapsed, at target or (ii) if half or more of the performance period has lapsed, at actual if determinable or at target if actual is not determinable.

Pursuant to our form of RSU award agreement for executives, a grantee’s outstanding, unvested RSUs become fully vested upon a “change in control” (as defined in the 2012 Incentive Plan). In addition, a grantee’s outstanding, unvested RSUs will become fully vested upon (i) a termination on account of death or disability, (ii) a termination by the Company without “cause,” (iii) a resignation for “good reason,” or (iv) a termination for any reason if the grantee has accumulated 10 or more continuous years of service and is age 55 or older (as such terms are defined in the 2012 Incentive Plan or the applicable award agreement).

Pursuant to our form of SAR award agreement for executives, a grantee’s outstanding, unvested SARs become fully vested upon a “change in control” (as defined in the 2012 Incentive Plan). In addition, a grantee’s outstanding, unvested SARs (i) will become fully vested if the grantee ceases employment after having accumulated 10 or more continuous years of service (A) on account of death or disability or (B) for any reason when the grantee is age 62 or older, or (ii) will vest with respect to two additional time-based vesting installments if the grantee ceases employment after having accumulated 10 or more continuous years of service for any reason when the grantee is between age 55 and age 62.

Effects of the Chapter 11 Cases on the Class A Common Stock:

On February 13, 2020, McClatchy and each of our 53 wholly-owned subsidiaries filed voluntary petitions for reorganization (“Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.  The Chapter 11 Cases are being jointly administered under the caption In re: The McClatchy Company, et al., Case No. 20-10418.

Pursuant to the terms of the proposed restructuring plan, we expect that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our outstanding shares of Class A Common Stock, will be entitled to no recovery relating to those equity interests.

Cash L-TIP

Historically, we have granted cash-settled performance-based awards that could be earned based upon our free cash flow (“FCF”) over a three-year performance period (each such award, a “Cash L-TIP”).  If a holder of a Cash L-TIP award terminates employment with the Company on account of (i) “retirement,” (ii) death, or (iii) disability, the holder becomes eligible for a pro-rated payment with respect to the Cash L-TIP award for each year in the performance cycle that the holder remained employed and that the Company met certain FCF budget thresholds. For this purpose, “retirement” means termination of employment if the holder has accumulated 10 or more continuous years of service and is age 55 or older.   The L-TIP was voluntarily forfeited by the executives in 2019.

Retention Cash Awards

We maintained a 2018 Executive Retention Plan (the “2018 Retention Plan”). Pursuant to the 2018 Retention Plan, each NEO was eligible to receive one-third (1/3) of his applicable cash award ($2,000,000, $1,059,000, and $763,125 in the aggregate, for each Mr. Forman, Mr. Zieman, and Mr. Manuel, respectively) on each of (i) June 30, 2019, (ii) December 31, 2019, and (iii) June 30, 2020 for continued service through each such date (together, the “2018 Retention Cash Award”).

To be eligible to receive payment of the 2018 Retention Cash Award, each NEO must have remained employed by the Company or a subsidiary of the Company through the applicable vesting date, but the unpaid portion(s) of the applicable Retention Cash Award will be paid earlier if the NEO’s employment is terminated due to (i) death, (ii) “disability” (as defined in the 2018 Retention Plan), or (iii)(A) an involuntary termination without “cause” or resignation for “good reason” (each as defined in the 2018 Retention Plan), provided the NEO (B) executes, delivers and does not revoke a waiver and release agreement within 45 days of the termination date.

In the fourth quarter of 2019, the unpaid second and third payments of the 2018 Retention Cash Award were accelerated, and Mr. Forman and Mr. Manuel each received such payments in lump sum as of October 18, 2019, and Mr. Zieman received such payments in lump sum as of November 1, 2019.

Mr. Forman CEO Employment Agreement.

All of the terms of Mr. Forman’s CEO Employment Agreement were nullified by the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code.

What is described below is what the Forman Employment Agreement would have provided if the Company had not filed under Chapter 11 of the U.S. Bankruptcy Code.

Effective January 25, 2017, the Company and Mr. Forman entered into an employment agreement (the “Forman Employment Agreement”). Effective January 25, 2019, the Company and Mr. Forman entered into Amendment No. 1 (the “Amendment No. 1”) to the Forman Employment Agreement (as amended by the Amendment No. 1, the “Amended Forman Employment Agreement”). Under the Amended Forman Employment Agreement, the Forman Employment Agreement is subject to automatic renewal for additional two-year terms, commencing as of January 25, 2019, unless either the Company or Mr. Forman gives written notice of the party’s intention not to renew at least sixty (60) days prior to the expiration of any term. Mr. Forman’s annual base salary remained unchanged to 2019 at $1,000,000, which may be increased by the Compensation Committee during the term. Mr. Forman will be eligible to receive an annual short-term non-equity incentive for our fiscal years 2019 and 2020 (the “Annual Cash Incentive”) based on performance objectives established by the Committee each such fiscal year. Mr. Forman’s target Annual Cash Incentive amount for each such fiscal year will be 100% of his base salary or such higher amount as designated by the Compensation Committee. For fiscal year 2019, Mr. Forman received an Annual Cash Incentive equal to 49.9% of the target award of $499,000. For fiscal year 2020, the Annual Cash Incentive was nullified by the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code.

Under the Amended Forman Employment Agreement, Mr. Forman is entitled to participate in any health, welfare and other benefit plans, programs or arrangements offered to him by the Company, subject to certain requirements described in the Amended Forman Employment Agreement. During the term of the Amended Forman Employment Agreement, Mr. Forman is authorized to incur necessary and reasonable travel, entertainment and other business expenses in connection with his duties, and will be reimbursed by the Company for such expenses upon presentation of appropriate documentation. During the term of the Amended Forman Employment Agreement, Mr. Forman will also receive a monthly supplemental business reimbursement payment in the amount of $35,000 monthly, subject to required withholding taxes. Prior to any automatic renewal of the term of the Amended Forman Employment Agreement, the Company may reevaluate the amount of the monthly supplemental payment and reset such amount of this supplemental payment, including by increasing, reducing or continuing the monthly amount.

If during the term of the Amended Forman Employment Agreement, Mr. Forman’s employment is terminated (i) for any reason other than “cause” or “disability,” (ii) for “good reason,” (iii) for any reason during the sixty (60) day period beginning on the six (6) month anniversary of a Change in Control (as defined in the Company’s 2012 Omnibus Incentive Plan, as it may be amended and/or restated from time to time), or (iv) due to the Company’s providing of notice of its intention not to renew the Amended Employment Agreement, then Mr. Forman shall be entitled to receive his “accrued compensation” (defined below) and a lump-sum severance payment from the Company (the “Severance Payment”). This entitlement to severance was nullified by the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code.

If not in connection with a “change in control,” the Severance Payment shall be (i) one million dollars ($1,000,000) plus (ii) target Annual Cash Incentive in the year of termination. If the termination date is within the ninety (90) days prior to or the twenty-four (24) months following a “change in control,” then the Severance Payment will be (i) two million dollars ($2,000,000) plus (ii) two times target Annual Cash Incentive in the year of termination. If Mr. Forman’s employment is terminated for any reason other than “cause,” then all his unvested equity awards will be fully vested. If Mr. Forman would be entitled to severance payments under any executive severance plan that is adopted by the Company for its senior executives after the date of the Amended Forman Employment Agreement, then he will receive the greater of the benefits provided for.  This entitlement to severance was nullified by the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code.

As a condition to receive the Severance Payment, Mr. Forman will be required to execute and deliver a waiver and release agreement.

If during the term of the Amended Forman Employment Agreement, Mr. Forman’s employment was terminated for “cause,” without “good reason,” or on account of death or “disability,” he is only entitled to his “accrued compensation.”

For purposes of the Amended Forman Employment Agreement:

●	“cause” means (i) Mr. Forman’s willful failure to substantially perform his duties, other than a failure resulting from complete or partial incapacity due to physical or mental illness or impairment, or (ii) Mr. Forman’s willful act of gross misconduct that is materially injurious to the Company;
●	“good reason” means (i) Mr. Forman’s demotion or reduction in his base salary by 10% or more, without his written consent, (ii) the Company’s failure to pay material compensation when due and payable, (iii) a material reduction in his responsibility or authority (including, without limitation, loss of the title or functions of the President and CEO of the Company or its successor), (iv) the Company’s material breach of any other provisions of the Forman Employment Agreement, (v) removal of Mr. Forman from the Company’s Board or failure of Mr. Forman to be re-elected to the Board, or (vi) relocation by more than fifty (50) miles of the Company’s headquarters from Sacramento, California;
●	“disability” means Mr. Forman’s inability, at the time notice is given, to perform his duties under the Forman Employment Agreement for a period of not less than six consecutive months as a result of an illness or injury, as determined for purposes of the Company’s long-term disability income insurance; and
●	“accrued compensation” means (i) any unpaid base salary owed to Mr. Forman for services rendered to the termination date, (ii) all vested benefits under applicable written plans and programs maintained by the Company, subject to the terms and conditions of such plans or programs, (iii) reimbursement of reasonable business expenses and disbursements in accordance with the Company’s applicable written policy, and (iv) any accrued but unpaid vacation payable in connection with a termination of employment under the Company’s applicable vacation policy.

Executive Retention Agreement

Effective May 24, 2019, we entered into an Executive Retention Agreement with Mr. Manuel (the “Executive Retention Agreement”), which provides that, if Mr. Manuel experiences an “involuntary termination” (as defined in the Executive Retention Agreement and summarized below), in addition to his “accrued compensation” (as defined in the Executive Retention Agreement), he will be entitled to receive severance benefits in the form of a lump sum cash severance payment equal to one times the sum of (i) his annual base salary, plus (ii) his “annual target cash incentive” (as defined in the Executive Retention Agreement).

For purposes of the Executive Retention Agreement, an “involuntary termination” means the occurrence of either of the following: (i) termination of Mr. Manuel’s employment by the Company without “cause” (as defined in the Executive Retention Agreement), other than by reason of his death or “disability” (as defined in the Executive Retention Agreement), or (ii) his resignation after the occurrence of any of the following events undertaken without his express consent: (A) a material diminution in his base compensation; (B) a material diminution in his authority, duties, or responsibilities; or (C) a material change in the geographic location at which he must perform duties, measured by distance; provided, that he must provide notice of the occurrence of such a termination event within 90 days after its initial occurrence; the Company must fail to cure the circumstances giving rise to such termination event within 30 days after receiving such notice; and he must terminate employment within 180 days after the initial occurrence of such termination event.

Payment of the severance benefits is conditioned upon Mr. Manuel’s execution of a release of claims, resignation from all officer and director positions, and continued compliance with certain protective covenants, including non-solicitation, confidentiality, non-disparagement, and cooperation covenants, and is subject to any “clawback” or recoupment policy of the Company in effect as of Mr. Manuel’s termination date and generally applicable to executives.

Executive Severance Benefit Plan

All of the terms of the Executive Severance Benefit Plan defined below were nullified by the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code.

What is described below is what the Plan would have provided if the Company had not filed under Chapter 11 of the U.S. Bankruptcy Code.

On August 7, 2019, we adopted an Executive Severance Benefit Plan (the “Executive Severance Benefit Plan”), in which Mr. Zieman participated.  Pursuant to the Executive Severance Benefit Plan, if Mr. Zieman experienced an “involuntary termination” (as defined in the Executive Severance Benefit Plan and summarized below), in addition to his “accrued compensation” (as defined in the Executive Severance Benefit Plan), he would be entitled to receive severance benefits in the form of a lump sum cash severance payment equal to two times the sum of (i) his annual base salary, plus (ii) his “annual target cash incentive” (as defined in the Executive Severance Benefit Plan).

For purposes of the Executive Severance Benefit Plan, an “involuntary termination” means the occurrence of either of the following during the period beginning 90 days prior to a “change in control” (as defined in the Executive Severance Benefit Plan) and ending on the date that is the second anniversary of such change in control: (i) termination of the participant’s employment by the Company without “cause” (as defined in the Executive Severance Benefit Plan), other than by reason of his death or “disability” (as defined in the Executive Severance Benefit Plan), or (ii) his resignation after the occurrence of any of the following events undertaken without his express consent: (A) a material diminution in his base compensation; (B) a material diminution in his authority, duties, or responsibilities; or (C) a material change in the geographic location at which he must perform duties, measured by distance; provided, that he must provide notice of the occurrence of such a termination event within 90 days after its initial occurrence; the Company must fail to cure the circumstances giving rise to such termination event within 30 days after receiving such notice; and he must terminate employment within 180 days after the initial occurrence of such termination event.

Payment of the severance benefits is conditioned upon Mr. Zieman’s execution of a release of claims and continued compliance with certain protective covenants, including non-solicitation, confidentiality, non-disparagement, and cooperation covenants and is subject to any “clawback” or recoupment policy of the Company in effect as of the participant’s termination date and generally applicable to executives.  In addition, the Executive Severance Benefit Plan provides that if Mr. Zieman would receive any amount, whether under the Executive Severance Benefit Plan or otherwise, that is a “parachute payment” within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended, the amount to be paid to Mr. Zieman will be reduced to the extent such reduction would result in greater after-tax payments to Mr. Zieman.

Potential Payments Upon Termination of Employment and Change in Control

The following table sets forth quantitative information with respect to potential payments to each of the NEOs (or the NEO’s beneficiaries) upon termination in various circumstances as described below or upon a change in control, assuming termination or consummation, as applicable, on December 29, 2019.

	Voluntary				Not-for-
	(including			For	Cause or for	Change-in-
Name / Type of Compensation	Retirement)	Disability	Death	Cause	Good Reason	Control
Craig I. Forman
Cash Severance Benefit(1)	$—	$—	$—	$—	$2,000,000	$4,000,000
RSUs(2)	$—	$65,430	$65,430	$—	$65,430	$65,430
Cash L-TIP Awards(4)	$—	$—	$—	$—	$—	$1,500,014
Deferred Compensation(6)	$—	$351,019	$351,019	$—	$351,019	$—
Total	$—	$416,449	$416,449	$—	$2,416,449	$5,565,444
Mark Zieman
Cash Severance Benefit(1)	$—	$—	$—	$—	$—	$2,520,420
RSUs(2)(3)	$9,311	$23,803	$23,803	$—	$23,803	$23,803
Cash L-TIP Awards(4)(5)	$—	$—	$—	$—	$—	$540,102
Deferred Compensation(6)	$141,933	$141,933	$141,933	$—	$141,933	$—
Total	$151,244	$165,736	$165,736	$—	$165,736	$3,084,325

Scott Manuel
Cash Severance Benefit(1)	$—	$—	$—	$—	$638,000	$—
RSUs(2)	$—	$14,764	$14,764	$—	$14,764	$14,764
Cash L-TIP Awards(4)	$—	$—	$—	$—	$—	$416,256
Deferred Compensation(6)	$—	$108,094	$108,094	$—	$108,094	$—
Total	$—	$122,858	$122,858	$—	$760,858	$431,020

(1)	For Mr. Forman, value represents the severance he would be entitled to pursuant to the Amended Forman Employment Agreement. For Mr. Zieman, value represents the severance he would be entitled to pursuant to the Executive Severance Benefit Plan. For Mr. Manuel, value represents the severance he would be entitled to pursuant to the Executive Retention Agreement. This table does not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment, including without limitation payments with respect to accrued but unused vacation.

(2)	Value of the accelerated vesting is calculated by multiplying the closing market price of our Class A Common Stock on December 27, 2019 ($0.483 per share) by the number of units. December 27, 2019 was the last trading day of our fiscal year, which ended on December 29, 2019. For more information about the RSUs, please see Executive Compensation Arrangements above.

(3)	Only Mr. Zieman has accumulated 10 or more continuous years of service and is age 55 or older, and his respective outstanding, unvested RSUs became fully vested upon his termination of employment.

(4)	For the change in control column, as a performance-based award under the 2012 Incentive Plan, upon a change in control where less than half of the performance period was completed through the presumed change in control date, the 2019 Cash L-TIP would vest and become payable upon presumed achievement of target performance. For more information about the Cash L-TIP and the 2012 Incentive Plan, please see Executive Compensation Arrangements above.

(5)	Only Mr. Zieman has accumulated 10 or more continuous years of service and is age 55 or older and upon termination of employment became eligible for a pro-rated payment with respect to the Cash L-TIP award for each year in the performance cycle that the holder remained employed and that the Company met certain FCF budget thresholds.

(6)	For each of Messrs. Forman and Manuel, value upon death includes the accelerated vesting of his rights under the Plans. As of the presumed termination date, Messrs. Forman and Manuel had not met the service requirement to qualify for “retirement” under the Plans. For more information about the Plans, please see Executive Compensation Arrangements above.

For all NEOs, value includes the partial year contribution and accelerated vesting of the company supplemental contribution to the Executive Supplemental Plan. As of the presumed termination date, neither Mr. Forman nor Mr. Manuel have met the service requirement to qualify for “retirement” under the Executive Supplemental Plan, but Mr. Zieman has accumulated 10 or more continuous years of service and is age 55 or older and upon termination of employment was eligible for retirement vesting under the Executive Supplemental Plan. For more information about the Executive Supplemental Plan, please see Executive Compensation Arrangements above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

Class A Common Stock

The following table shows information about the beneficial ownership of shares of Class A Common Stock as of March 30, 2020, by each director; our President and Chief Executive Officer; our other named executive officers other than the Chief Executive Officer; all other executive officers of McClatchy as a group; and each person known by McClatchy to beneficially own more than 5% of the outstanding shares of the Class A Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All shares of Class A Common Stock subject to options, SARs or RSUs that are exercisable or vest within 60 days following March 30, 2020, are deemed beneficially owned by the person holding those options, SARs or RSUs. Also, each holder of Class B Common Stock is deemed to be the beneficial owner of the same number of shares of Class A Common Stock under the SEC rules, on the basis that he or she has the right, subject to the terms of the shareholders’ agreement described later in this amendment to Form 10-K, to convert Class B Common Stock into Class A Common Stock. See the section entitled “Agreement Among Class B Shareholders.” For purposes of calculating the percentage of outstanding shares of Class A Common Stock beneficially owned by each shareholder, the shares of Class A Common Stock deemed to be owned by each shareholder because of his or her ownership of either Class B Common Stock or options to acquire Class A Common Stock are treated as outstanding only for that shareholder. As a result, the column showing the percentage of deemed beneficial ownership of Class A Common Stock does not necessarily reflect the beneficial ownership of Class A Common Stock actually outstanding as of the close of business on March 30,

2020.

			Deemed Beneficial Ownership
			of Class A Common Stock(2)
	Number of		Number of
Directors and Nominees for Director; Named Executive Officers;	Shares		Shares
Directors and Executive Officers as a Group; Beneficial Owners of More	of Class A		of Class A		Percent of
Than 5% of Total Shares of Class Outstanding(1)	Common Stock		Common Stock		Class
Kevin McClatchy	24,620		1,410,319	(3)(4)	20.46%
William McClatchy	13,505		1,304,003	(3)(5)	19.19%
Theodore Mitchell	14,620		1,264,618	(3)	18.72%
Molly Maloney Evangelisti	31,007		485,087		8.14%
Craig Forman	66,625		66,625		1.21%
Mark Zieman	23,188		34,863	(6)	*
Elizabeth Ballantine	23,343		24,728		*
Clyde Ostler	23,000		23,000		*
Leroy Barnes, Jr.	22,425		22,425		*
Brown McClatchy Maloney	22,355		22,755		*
Maria Thomas	14,500		14,500		*
Anjali Joshi	9,000		9,000		*
Scott Manuel	2,940		2,940		*
Chatham Asset Management, LLC	1,287,264	(7)	N/A		23.38%
Bluestone Financial Ltd.	777,000	(8)	N/A		14.11%
Bestinver Gestion S.A., SGIIC	308,025	(9)	N/A		5.59%
All executive officers and directors as a group (17 persons)	331,632		2,225,371	(10)	30.09%

*Represents less than 1%.

(1)	All addresses are c/o The McClatchy Company, 2100 Q Street, Sacramento, CA 95816, except as follows: (i) Chatham Asset Management, LLC, 26 Main Street, Suite 204, Chatham, New Jersey 10151; (ii) Bluestone Financial Ltd., Vanterpool Plaza, 2nd Floor, Wickhams Cay I, Road Town, Tortola, British Virgin Islands; (iii) Bestinver Gestion S.A., SGIIC, Madrid, Spain, Calle Juan de Mena, no. 8, 28014; and (iv) Leon G. Cooperman, St. Andrew’s Country Club, 7118 Melrose Castle Lane, Boca Raton, FL 33496.

(2)	Represents all shares of Class A Common Stock plus (i) all shares of Class A Common Stock subject to options that are exercisable or vest within 60 days following March 30, 2020, and (ii) shares of Class A Common Stock deemed to be owned because of the shareholder’s ownership of Class B Common Stock. Applicable percentage of ownership is based on 5,506,185 shares of Class A Common Stock outstanding as of March 30, 2020, for such shareholder or group of shareholders, as applicable.

(3)	Includes 1,249,998 shares of Class B Common Stock held under three separate trusts, all of which hold 416,666 shares each. Each of the trusts has different income beneficiaries. Kevin McClatchy, William McClatchy, and Theodore R. Mitchell share joint voting and investment control with respect to these trusts. Kevin McClatchy and William McClatchy disclaim beneficial ownership of the shares held in trusts for which they are not beneficiaries.

(4)	Includes 44,952 shares of Class B Common Stock held by a trust of which Kevin McClatchy is one of three trustees but not a beneficiary. Kevin McClatchy has joint voting and investment control with the other trustees with respect to this trust. Kevin McClatchy disclaims beneficial ownership of these shares.

(5)	Includes 40,500 shares of Class B Common stock held by William McClatchy as custodian for his minor children. Anthony Boas has sole voting and investment control with respect to these shares. William McClatchy disclaims beneficial ownership of these shares.

(6)	Includes 11,675 shares subject to SARs which are currently exercisable.

(7)	Based on a Form 4 filed on April 8, 2019 by Chatham Asset Management, LLC. Chatham Asset Management, LLC is the investment manager to Chatham Asset High Yield Master Fund, Ltd., a Cayman Islands exempted company ("Chatham Master Fund"), and other affiliated funds. Anthony Melchiorre is the managing member of the Chatham Asset Management, LLC. As of April 5, 2019, Chatham Master Fund held 625,465 shares of Class A Common Stock of McClatchy and certain other affiliated funds held an aggregate of 661,799 shares of Class A Common Stock of McClatchy.

(8)	Based on a Schedule 13D/A filed on November 22, 2019. Bluestone Financial Ltd. has sole voting power with respect to 770,000 shares.

(9)	Based on a Schedule 13G filed on September 29, 2015. Bestinver Gestion S.A., SGIIC has sole voting power and sole dispositive power with respect to 3,080,257 shares, adjusted to 308,025 shares reflecting the one-for-ten reverse stock split that occurred in June 2016.

(10)	Includes those shares subject to SARs indicated in note (6).

Class B Common Stock

The following table shows information about the beneficial ownership of shares of Class B Common Stock as of March 30, 2020, if applicable, held by each director; our Chief Executive Officer; our most highly compensated executive officers other than the Chief Executive Officer; all other executive officers of McClatchy as a group; and each person known by McClatchy to beneficially own more than 5% of the outstanding shares of the Class B Common Stock. Pursuant to the shareholders’ agreement described below, only current holders of shares of Class B Common Stock of McClatchy; any lineal descendant of Charles K. McClatchy (1858 to 1936); or a trust for the exclusive benefit of, or in which all of the remainder beneficial interests are owned by, one or more lineal descendants of Charles K. McClatchy may hold shares of Class B Common Stock of McClatchy. Accordingly, other than as listed below, no officer or director beneficially owns shares of the Class B Common Stock.

	Number of
	Shares
	of Class B
Directors and Nominees for Director; Named Executive Officers;	Common Stock
Directors and Executive Officers as a Group;	Beneficially		Percent of
Beneficial Owners of More Than 5% of Total Shares of Class Outstanding(1)	Owned		Class
Kevin McClatchy	1,385,699	(2)(3)	57.07%
William McClatchy	1,290,498	(2)(4)	53.15%
Theodore Mitchell	1,249,998	(2)	51.48%
Molly Maloney Evangelisti	452,850		18.65%
All executive officers and directors as a group (17 persons)	1,879,049	(5)	77.38%

(1)	All addresses are c/o The McClatchy Company, 2100 Q Street, Sacramento, CA 95816.

(2)	Includes 1,249,998 shares of Class B Common Stock held under three separate trusts, all of which hold 416,666 shares each. Each of the trusts has different income beneficiaries. Kevin McClatchy, William McClatchy, and Theodore R. Mitchell share joint voting and investment control with respect to these trusts.

(3)	Includes 44,952 shares of Class B Common Stock held by a trust of which Kevin McClatchy is one of three trustees but not a beneficiary. Kevin McClatchy has joint voting and investment control with respect to this trust. Kevin McClatchy disclaims beneficial ownership of these shares.

(4)	Includes 40,500 shares of Class B Common stock held by William McClatchy as custodian for his minor children. Anthony Boas has sole voting and investment control with respect to these shares. William McClatchy disclaims beneficial ownership of these shares.

(5)	Includes those shares of Class B Common Stock indicated in notes (2), (3), and (4) above.

Agreement Among Class B Shareholders

The holders of shares of Class B Common Stock are parties to an agreement, the intent of which is to preserve control of the Company by the McClatchy family. Under the terms of the agreement, the Class B shareholders have agreed to restrict the transfer of any shares of Class B Common Stock to one or more “Permitted Transferees,” subject to certain exceptions. A “Permitted Transferee” is generally any current holder of shares of Class B Common Stock of McClatchy; any lineal descendant of Charles K. McClatchy (1858 to 1936); or a trust for the exclusive benefit of, or in which all of the remainder beneficial interests are owned by, one or more lineal descendants of Charles K. McClatchy.

Generally, Class B shares can be converted into shares of Class A Common Stock and then transferred freely (unless following conversion, the outstanding shares of Class B Common Stock would constitute less than 25% of the total member of all outstanding shares of common stock of the Company, in which case additional steps must be taken). In the event that a Class B shareholder attempts to transfer any shares of Class B Common Stock in violation of the agreement, or upon the happening of certain other events enumerated in the agreement as “Option Events,” each of the remaining Class B shareholders has an option to purchase a percentage of the total number of shares of Class B Common Stock proposed to be transferred equal to such remaining Class B shareholder’s ownership percentage of the total number of outstanding shares of Class B Common Stock. If all the shares proposed to be transferred are not purchased by the remaining Class B shareholders, McClatchy has the option of purchasing the remaining shares. The agreement can be terminated by the vote of the holders of 80% of the outstanding shares of Class B Common Stock who are subject to the agreement. The agreement will terminate on September 17, 2047, unless terminated earlier in accordance with its terms.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity plan information as of December 29, 2019.  Pursuant to the provisions of the 2004 Stock Incentive Plan and the 2012 Incentive Plan, the number of shares of Class A Common Stock subject to outstanding stock appreciation rights (“SARs”) and restricted stock units (“RSUs”), the per share exercise price of outstanding SARs, and the total number of shares reserved and available for issuance were adjusted in connection with the one-for-ten reverse stock split that occurred on June 7, 2016.  Accordingly, the share totals and exercise prices shown in the table below reflect the post-reverse stock split holdings.

				Securities Remaining
				Available for Future
	Securities to be Issued		Weighted Average	Issuance under Equity
	upon Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(excluding securities
	Warrants and		Warrants and Rights	reflected in column
	Rights (#)(1)		($/Share)(3)	(a)) (#)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders
2004 Stock Incentive Plan	57,300		$35.00	—
2012 Omnibus Incentive Plan	363,175		$25.46	892,629
Total	420,475	(2)		892,629

(1)	Amount includes RSUs and SARs.
(2)	Of this total, outstanding SARs awards total 88,875, and the 413,466 balance consists of outstanding RSU awards. The 88,875 SARs outstanding are underwater (that is, their exercise price is greater than the Company’s stock price). No SARs have been issued since 2013. Such SARs have ten-year terms and exercise prices ranging from $24.60 to $40.80.
(3)	The weighted average prices relate only to outstanding SARs.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our Audit Committee is responsible for reviewing and approving the terms of all related party transactions. Our policy for the review, approval or ratification of related party transactions states that the Audit Committee must review any related party transaction that meets the minimum threshold for disclosure in the amendment to Form 10-K under the relevant SEC rules (generally, transactions involving amounts that exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which a related person has a direct or indirect material interest). Related persons include executive officers and directors of the Company or their immediate family members or shareholders owning 5% or greater of our securities. We have not had any related party transactions during the last two completed fiscal years.

Board Independence

The Board has determined that each of the current directors, other than Mr. Forman, President and Chief Executive Officer, has no material relationship with the Company and is “independent” within the meaning of the applicable requirements set forth in the Exchange Act and the applicable SEC and listing rules , as currently in effect. Accordingly, the Board has affirmatively determined that Messrs. Barnes, Maloney, K. McClatchy, W. McClatchy, Mitchell and Ostler, and Mmes. Ballantine, Evangelisti, Joshi and Thomas are independent within the meaning of the applicable requirements set forth in the Exchange Act and the applicable SEC and listing rules. In making its independence determination with respect to the directors who are members of the McClatchy family, the Board considered the overall nature of these familial relationships and concluded that these relationships were not material with respect to the independence of the directors who are members of the McClatchy family. Furthermore, the Board has determined that each of the members of the Audit Committee, the Compensation Committee, the Committee on the Board and the Nominating Committee is “independent” within the meaning of the applicable requirements set forth in the Exchange Act and the applicable SEC and listing rules, as currently in effect.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed to McClatchy by Deloitte & Touche LLP

The following table shows the fees paid or accrued by McClatchy for the audit and other services provided by Deloitte & Touche LLP for fiscal 2019 and 2018:

	2019	2018
Audit Fees(1)	$2,631,900	$2,690,000
Audit-Related Fees(2)	58,000	115,000
Tax Fees	—	—
All Other Fees	—	200,000
Total	$2,689,900	$3,005,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and our controls over financial reporting and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(2)	Audit-related fees consisted primarily of accounting consultations, employee benefit plan audits and other attestation services.

In considering the services provided by Deloitte & Touche LLP, the Audit Committee discussed the nature of the services with the independent auditors and management and determined that the services were compatible with the provision of independent audit services permitted under the rules and regulations of the SEC and the Sarbanes-Oxley Act of 2002. All of the amounts reflected in the table above were approved according to the Audit Committee’s pre-approval policy described below.

Audit Committee Pre-approval Policy

To ensure the independence of our independent accountants and to comply with applicable securities laws, listing rules and the Audit Committee charter, the Audit Committee is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by the independent accountants. For that purpose, the Audit Committee has established a policy and related procedures regarding the pre-approval of all audit, audit-related, and non-audit services to be performed by our Company’s independent accountants (“Pre-Approval Policy”).

The Pre-Approval Policy provides that our independent accountants may not perform any audit, audit-related, or non-audit service for McClatchy, subject to those exceptions that may be permitted by applicable law, unless: (1) the service has been pre-approved by the Audit Committee; or (2) subject to the procedure established by the Audit Committee or by the chairman of the Audit Committee if the fees for services involved are less than $50,000.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the information is included in the consolidated financial statements.

3. Exhibits

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, dated June 26, 2006
3.2	The Company’s Bylaws as amended and restated effective March 20, 2012
3.3	Amended and restated Certificate of Incorporation of The McClatchy Company
4.1	Description of Securities
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

10.17		Indenture, dated as of December 18, 2018, among the Company, subsidiaries of the Company party thereto as guarantors and The Bank of New York Mellon, as trustee and collateral agent
10.18		Form of Note (included in Exhibit 10.20)
10.19	*	The McClatchy Company Management Objective Plan Description.
10.20	*	Amended and Restated Supplemental Executive Retirement Plan
10.21	*	Amendment Number 1 to The McClatchy Company Supplemental Executive Retirement Plan
10.22	*	Amended and Restated McClatchy Company Benefit Restoration Plan
10.23	*	Amended and Restated McClatchy Company Bonus Recognition Plan
10.24	*	The Company’s 2004 Stock Incentive Plan, as amended and restated
10.25	*	The McClatchy Company 2012 Omnibus Incentive Plan (as amended and restated March 23, 2017 and further amended May 16, 2019)
10.26	*	Form of Restricted Stock Unit Agreement under The McClatchy Company 2012 Omnibus Incentive Plan, as amended and restated
10.27	*	Form of Stock Appreciation Right Agreement under The McClatchy Company 2012 Omnibus Incentive Plan, as amended and restated
10.28	*	Form of Indemnification Agreement between the Company and each of its officers and directors
10.29	*	The McClatchy Company Director Deferral Program under The McClatchy Company 2012 Omnibus Incentive Plan
10.30	*	Form of Stock Award Deferral Election Agreement under The McClatchy Company 2012 Omnibus Incentive Plan
10.31	*	The McClatchy Company Executive Supplemental Retirement Plan
10.32	*	The McClatchy Company Executive Severance Benefit Plan
10.33	*	Employment Agreement dated January 25, 2017 by and between Craig I. Forman and the Company
10.34	*	Form of Amendment No. 1 to Executive Employment Agreement, dated January 25, 2019, by and between Craig I. Forman and The McClatchy Company
10.35	*#	Executive Retention Agreement dated May 24, 2019 by and between Scott Manuel and the Company
10.36		Standstill Agreement dated January 14, 2020 by and between the Company and the Pension Benefit Guaranty Corporation
10.37

Form of Debtor-in-Possession Credit Agreement, dated February 12, 2020, among Encina Business Credit, LLC, as administrative agent for each member of the Lender Group and the Bank Product Providers, the Company, as a debtor and debtor-in-possession, and certain of the Borrowers party thereto

21		Subsidiaries of the Company
23		Consent of Deloitte & Touche LLP
31.1	#	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32		Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*	Compensation plans or arrangements for the Company’s executive officers and directors

**	Furnished, not filed

# Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JCK LEGACY COMPANY

(Registrant)

President, Chief Executive Officer and Director
/s/ Craig I. Forman Craig I. Forman President and Chief Executive Officer
September 29, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig I. Forman Craig I. Forman	President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)	September 29, 2020

/s/ Kevin S. McClatchy Kevin S. McClatchy	Chairman of the Board	September 29, 2020

/s/ Elizabeth Ballantine Elizabeth Ballantine	Director	September 29, 2020

/s/ Leroy Barnes, Jr. Leroy Barnes, Jr.	Director	September 29, 2020

/s/ Molly Maloney Evangelisti Molly Maloney Evangelisti	Director	September 29, 2020

/s/ Anjali Joshi Anjali Joshi	Director	September 29, 2020

/s/ Brown McClatchy Maloney Brown McClatchy Maloney	Director	September 29, 2020

/s/ William B. McClatchy William B. McClatchy	Director	September 29, 2020

/s/ Theodore R. Mitchell Theodore R. Mitchell	Director	September 29, 2020

/s/ Clyde W. Ostler Clyde W. Ostler	Director	September 29, 2020

/s/ Maria Thomas Maria Thomas	Director	September 29, 2020