Form 10-K/A
period 2019-12-29
MCCLATCHY CO
filed 2020-09-30
CIK 1056087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

The McClatchy Company (now known as JCK Legacy Company) (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) for the year ended December 29, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original Form 10-K”), as amended on September 29, 2020 (“Amendment No. 1”). The only change to Amendment No. 1 is in Item 15 “Exhibits and Financial Statement Schedules.”  In Item 15 the Company has included the date on the Section 302 certification, as such date was inadvertently omitted from Amendment No. 1. The Company is filing this Amendment No. 2 solely to include the dated certification of the Company’s Principal Executive Officer and Principal Financial Officer. Except as described above, this Amendment No. 2 does not modify or update disclosure in, or exhibits to, the Original Form 10-K or Amendment No. 1. Furthermore, this Amendment No. 2 does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original 10-K or Amendment No. 1.  This Amendment No. 2 should be read in conjunction with the Original Form 10-K and Amendment No. 1 and with our filings with the SEC subsequent to the Original Form 10-K and Amendment No. 1.

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